Form 10-Q
period 2001-06-30
PARTNERRE LTD
filed 2001-08-14
CIK 911421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 2001

                         Commission file number 1-14536


                                PartnerRe Ltd.
                                --------------
             (Exact name of Registrant as specified in its charter)


                 Bermuda                                 Not Applicable
                 -------                                 --------------
     (State or other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


           106 Pitts Bay Road
            Pembroke, Bermuda                                   HM 08
            -----------------                                   -----
 (Address of principal executive offices)                    (Zip Code)


                                 (441) 292-0888
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X                 No
                           -------                  -----


The number of the Registrant's common shares (par value $1.00 per share) outstanding as of August 6, 2001 was 50,163,268.

                                 PartnerRe Ltd.
                               INDEX TO FORM 10-Q

                                                                                                              Page
                                                                                                              ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.      Unaudited Consolidated Financial Statements.

             Independent Accountants' Review Report...........................................................  3

             Consolidated Balance Sheets
                June 30, 2001 (unaudited) and December 31, 2000 (audited).....................................  4

             Unaudited Consolidated Statements of Operations and Comprehensive Income
                Three and Six Months Ended June 30, 2001 and 2000 ............................................  5

             Unaudited Consolidated Statements of Shareholders' Equity
                Six Months Ended June 30, 2001 and 2000.......................................................  6

             Unaudited Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2001 and 2000.......................................................  7

             Notes to Unaudited Consolidated Financial Statements.............................................  8

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................................  12

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk (see Part I, Item 2)


                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings................................................................................ 24

ITEM 2.      Changes in Securities............................................................................ 24

ITEM 3.      Defaults upon Senior Securities.................................................................. 24

ITEM 4.      Submission of Matters to a Vote of
                Security Holders.............................................................................. 24

ITEM 5.      Other Information................................................................................ 24

ITEM 6.      Exhibits and Reports on Form 8-K................................................................. 25

Signatures      .............................................................................................. 26

Exhibit Index   .............................................................................................. 27

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2001 and 2000, and shareholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's Management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2001, we expressed an unqualified opinion on those consolidated financial statements.



/s/DELOITTE & TOUCHE




Hamilton, Bermuda
August 6, 2001

                                 PartnerRe Ltd.
                           Consolidated Balance Sheets
           (Expressed in thousands of U.S. dollars, except share data)


                                                                           June 30,     December 31,
                                                                            2001           2000
                                                                         (Unaudited)     (Audited)
                                                                         -----------    -----------
Assets
     Investments and cash
     Fixed maturities, at fair value
     (amortized cost: 2001, $3,072,368; 2000, $3,047,090)                $ 3,080,292    $ 3,053,790
     Short-term investments, at fair value
     (amortized cost: 2001, $21,063; 2000, $24,972)                           21,109         24,853
     Equities, at fair value
     (cost: 2001, $402,660; 2000, $327,965)                                  415,031        354,801
     Cash and cash equivalents, at fair value, which approximates
       amortized cost                                                        199,534        434,033
     Other invested assets                                                    26,986         14,594
                                                                         -----------    -----------
     Total investments and cash                                            3,742,952      3,882,071
     Accrued investment income                                                83,391         54,876
     Reinsurance balances receivable (current and future installments)       638,253        440,550
     Reinsurance recoverable on paid and unpaid losses                       232,893        249,569
     Funds held by reinsured companies                                       669,288        653,260
     Deferred acquisition costs                                              271,565        245,981
     Taxes recoverable                                                        34,892         22,996
     Goodwill                                                                442,537        455,554
     Other                                                                    88,815         86,437
                                                                         -----------    -----------
Total Assets                                                             $ 6,204,586    $ 6,091,294
                                                                         ===========    ===========

Liabilities
     Unpaid losses and loss expenses                                     $ 2,337,746    $ 2,386,032
     Policy benefits for life and annuity contracts                          704,742        673,096
     Unearned premiums                                                       637,264        424,487
     Funds held under reinsurance treaties                                    37,741         26,924
     Long term debt                                                          220,000        220,000
     Payable for securities purchased                                        126,788        201,881
     Accounts payable, accrued expenses and other                             60,916         72,868
                                                                         -----------    -----------
Total Liabilities                                                          4,125,197      4,005,288
                                                                         ===========    ===========
Shareholders' Equity
     Common shares (issued and outstanding:  2001, 50,162,072;
       2000, 50,113,311)                                                      50,162         50,113
     Preferred shares (issued and outstanding:  2001, 10,000,000;
       2000, 10,000,000)                                                      10,000         10,000
     Additional paid-in capital                                              893,854        892,310
     Deferred compensation                                                      (465)          (534)
     Accumulated other comprehensive gain (loss):
         Net unrealized gains on investments, net of tax                      10,625        107,511
         Currency translation adjustment                                     (69,136)       (45,710)
     Retained earnings                                                     1,184,349      1,072,316
                                                                         -----------    -----------
Total Shareholders' Equity                                                 2,079,389      2,086,006
                                                                         ===========    ===========
Total Liabilities and Shareholders' Equity                               $ 6,204,586    $ 6,091,294
                                                                         ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                                       PartnerRe Ltd.
               Consolidated Statements of Operations and Comprehensive Income
                      (Expressed in thousands, except per share data)
                                        (Unaudited)

                                                                 For the three  For the three  For the six    For the six
                                                                 months ended    months ended  months ended   months ended
                                                                    June 30,       June 30,      June 30,       June 30,
                                                                     2001            2000         2001            2000
                                                                 -----------    -----------    -----------    -----------
Revenues
     Gross premiums written                                      $   421,317    $   355,622    $ 1,037,084    $   823,846
                                                                 ===========    ===========    ===========    ===========

     Net premiums written                                        $   410,943    $   345,415    $ 1,008,722    $   785,502
     (Increase) Decrease in unearned premiums                        (24,667)         5,895       (233,028)      (115,875)
                                                                 -----------    -----------    -----------    -----------
     Net premiums earned                                             386,276        351,310        775,694        669,627
     Net investment income                                            60,819         78,901        120,776        156,427
     Net realized investment gains (losses)                            5,462         (7,691)        14,568        (45,419)
     Other income                                                         56             97             78              7
                                                                 -----------    -----------    -----------    -----------
     Total Revenues                                                  452,613        422,617        911,116        780,642
                                                                 -----------    -----------    -----------    -----------
Expenses
     Losses and loss expenses and life policy benefits               285,858        264,139        558,254        511,477
     Acquisition costs                                                85,064         88,475        171,331        156,471
     Other operating expenses                                         29,394         22,416         57,052         46,943
     Interest expense                                                  3,231          3,231          6,427          6,497
     Amortization of goodwill                                          6,509          6,509         13,018         13,017
     Net foreign exchange (gains) losses                              (3,107)           146           (214)          (166)
                                                                 -----------    -----------    -----------    -----------
     Total Expenses                                                  406,949        384,916        805,868        734,239
                                                                 -----------    -----------    -----------    -----------
Income before taxes                                                   45,664         37,701        105,248         46,403
     Income tax benefit                                               (7,490)       (13,848)       (16,040)       (28,434)
                                                                 -----------    -----------    -----------    -----------
Net income before cumulative effect of adopting
       new accounting standard                                        53,154         51,549        121,288         74,837

Cumulative effect of adopting new accounting
       standard, net of tax                                             --             --           27,812           --
                                                                 -----------    -----------    -----------    -----------
Net income                                                       $    53,154    $    51,549    $   149,100    $    74,837
                                                                 ===========    ===========    ===========    ===========
Preferred dividends                                              $     5,000    $     5,000    $    10,000    $    10,000
                                                                 ===========    ===========    ===========    ===========
Net income available to common shareholders                      $    48,154    $    46,549    $   139,100    $    64,837
                                                                 ===========    ===========    ===========    ===========

Calculation of comprehensive income, net of tax:
    Net income as reported                                       $    53,154    $    51,549    $   149,100    $    74,837
    Change in net unrealized gains or losses on investments,
        net of tax                                                   (30,390)       (12,299)       (96,886)        53,752
    Change in currency translation adjustment                        (10,257)           (47)       (23,426)       (15,614)
                                                                 -----------    -----------    -----------    -----------
Comprehensive income                                             $    12,507    $    39,203    $    28,788    $   112,975
                                                                 ===========    ===========    ===========    ===========

Per share data:
     Earnings per common share:
         Basic operating earnings                                $      0.95    $      1.09    $      2.06    $      2.25
         Net realized investment gains (losses), net of tax             0.01          (0.14)          0.16          (0.93)
                                                                 -----------    -----------    -----------    -----------
         Basic net income before cumulative effect of
              adopting new accounting standard                          0.96           0.95           2.22           1.32
         Cumulative effect of adopting new accounting standard          --             --             0.55            --
                                                                 -----------    -----------    -----------    -----------
         Basic net income                                        $      0.96    $      0.95    $      2.77    $      1.32
                                                                 ===========    ===========    ===========    ===========
         Weighted average number of common shares
              outstanding                                           50,134.8       49,172.8       50,127.4       49,238.7


         Diluted operating earnings                              $      0.92    $      1.07    $      2.00    $      2.20
         Net realized investment gains (losses), net of tax             0.01          (0.15)          0.16          (0.91)
                                                                 -----------    -----------    -----------    -----------
         Diluted net income before cumulative effect of
              adopting new accounting standard                          0.93           0.92           2.16           1.29
         Cumulative effect of adopting new accounting standard          --             --             0.54            --
                                                                 -----------    -----------    -----------    -----------
         Diluted net income                                      $      0.93    $      0.92    $      2.70    $      1.29
                                                                 ===========    ===========    ===========    ===========
         Weighted average number of common and
              common equivalent shares outstanding                  51,651.3       50,527.8       51,601.7       50,466.5
                                                                 ===========    ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                                PartnerRe Ltd.
                Consolidated Statements of Shareholders' Equity
                   (Expressed in thousands of U.S. dollars)
                                  (Unaudited)


                                                                                     Net
                                                                                 Unrealized
                                                                                    Gains
                                                                                   (Losses)                               Total
                                                            Additional Deferred      on         Currency                  Share-
                                       Common     Preferred  Paid-In    Compen-   Investments,  Translation  Retained     holders'
                                       Shares     Shares     Capital    sation    Net of tax    Adjustment   Earnings     Equity

Balance at December 31, 1999           $49,265    $10,000   $879,603    $   --      $(76,125)   $(23,264)  $ 1,001,232  $ 1,840,711
    Repurchase of common shares
          and warrants                    (110)      --       (3,177)       --          --          --            --         (3,287)
    Issue of common shares                  57                 1,113                                                          1,170
    Net unrealized gains for period       --         --         --          --        53,752        --            --         53,752
    Currency translation adjustment       --         --         --          --          --       (15,614)         --        (15,614)
    Net income                            --         --         --          --          --          --          74,837       74,837
    Dividends on common shares            --         --         --          --          --          --         (25,561)     (25,561)
    Dividends on preferred shares         --         --         --          --          --          --         (10,000)     (10,000)
                                       ---------------------------------------------------------------------------------------------
Balance at June 30, 2000               $49,212    $10,000   $877,539    $   --      $(22,373)   $(38,878)  $ 1,040,508  $ 1,916,008
                                       =============================================================================================


Balance at December 31, 2000           $50,113    $10,000   $892,310    $   (534)   $107,511    $(45,710)  $ 1,072,316  $ 2,086,006
    Issue of common shares                  49       --        1,544        --          --          --            --          1,593
    Amortization of deferred
        compensation                      --         --         --            69        --          --            --             69
    Net unrealized losses for period      --         --         --          --       (96,886)       --            --        (96,886)
    Currency translation adjustment       --         --         --          --          --       (23,426)         --        (23,426)
    Net income                            --         --         --          --          --          --         149,100      149,100
    Dividends on common shares            --         --         --          --          --          --         (27,067)     (27,067)
    Dividends on preferred shares         --         --         --          --          --          --         (10,000)     (10,000)
                                       ---------------------------------------------------------------------------------------------
Balance at June 30, 2001               $50,162    $10,000   $893,854    $   (465)   $ 10,625    $(69,136)  $ 1,184,349  $ 2,079,389
                                       =============================================================================================



          See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                      Consolidated Statements of Cash Flows
                    (Expressed in thousands of U.S. dollars)
                                   (Unaudited)

                                                                          For the six    For the six
                                                                          months ended   months ended
                                                                            June 30,       June 30,
                                                                              2001           2000
                                                                          -----------    -----------
Cash Flows From Operating Activities
     Net income                                                           $   149,100    $    74,837
     Adjustments to reconcile net income to net cash provided by operating activities:
     Accrual of discount on investments, net of amortization of premium       (10,035)        (6,477)
     Amortization of goodwill                                                  13,018         13,017
     Net realized investment (gains) losses                                   (14,568)        45,419
     Cumulative effect of adopting new accounting standard                    (27,812)          --
     Changes in:
         Unearned premiums                                                    233,029        116,354
         Reinsurance balances receivable                                     (254,753)       (64,156)
         Unpaid losses and loss expenses including life policy benefits       111,579       (182,213)
         Income taxes payable                                                 (12,345)        (7,165)
         Other changes in assets and liabilities                              (93,607)        (8,163)
     Other items, net                                                           6,266          2,428
                                                                          -----------    -----------
     Net cash provided by (used in) operating activities                       99,872        (16,119)
                                                                          -----------    -----------

Cash Flows From Investing Activities
     Sales of fixed maturities                                              1,560,362      2,786,885
     Redemptions of fixed maturities                                           58,520        103,528
     Purchases of fixed maturities                                         (1,814,094)    (2,788,973)
     Net changes in short term investments                                       (814)        24,657
     Sales of equities                                                         47,909         82,907
     Purchases of equities                                                   (134,991)      (197,466)
     Other                                                                    (10,026)         4,916
                                                                           ----------     ----------
     Net cash (used in) provided by investing activities                     (293,134)        16,454
                                                                           ----------     ----------

Cash Flows from Financing Activities
     Cash dividends paid to shareholders                                      (37,067)       (35,561)
     Repurchase of common shares and warrants                                    --           (3,287)
     Issuance of common shares                                                  1,593          1,170
                                                                          -----------    -----------
     Net cash used in financing activities                                    (35,474)       (37,678)
                                                                          -----------    -----------
Effect of exchange rate changes on cash                                        (5,763)        (2,144)

Decrease in cash and cash equivalents                                        (234,499)       (39,487)

Cash and cash equivalents - beginning of period                               434,033        438,183
                                                                          -----------    -----------
Cash and cash equivalents - end of period                                 $   199,534    $   398,696
                                                                          ===========    ===========



          See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.       General

         PartnerRe Ltd. (the "Company") is a leading global reinsurer, providing multi-line reinsurance to insurance companies through its wholly owned subsidiaries, Partner Reinsurance Company, PartnerRe U.S., and PartnerRe SA. Risks reinsured include property, catastrophe, agriculture, automobile, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines, life/annuity and health.

         The accompanying unaudited consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles. In the opinion of Management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 2001 and its results of operations for the three and six- month periods then ended and shareholders' equity and cash flows for the six months then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report to Shareholders.


2.     New Accounting Pronouncements

       The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS No. 138, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a positive cumulative-effect adjustment of $27.8 million, after tax, or $0.54 per diluted share, in earnings of the first quarter to recognize the net gains and losses associated with its fair value currency hedging activities that were previously recorded in "accumulated other comprehensive income." The transition provision did not affect the book value of the Company.

         Additionally, in response to the accounting implications of SFAS 133, the Company reclassified approximately $89.2 million of available for sale convertible debt and equity securities to a "trading" portfolio at January 1, 2001. Such reclassifications were to reduce the administrative burden associated with separately valuing the conversion features (embedded derivatives under SFAS
133). This reclassification resulted in a $4.6 million net loss, after tax, or $0.09 per diluted share, being recognized in earnings of the first quarter. Prior to this reclassification, this net unrealized loss was included as a component of "accumulated other comprehensive income" and, accordingly, the reclassification did not affect the book value of the Company. Under the provisions of SFAS 133, such a reclassification does not impact the Company's ability to classify other debt securities as available-for-sale.

         On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company, will be January 1, 2002. The Company will be required to complete a transitional goodwill impairment test six months from the date of adoption and impairment valuations annually or more frequently if certain indicators are encountered. In connection with the transitional adjustment, the Company will (i) identify its reporting units, (ii) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (iii) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company's statement of operations.

         The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. The Company estimates that the adoption of SFAS 142 will result in the elimination of an annual amortization expense related to goodwill in the amount of $22.4 million, after tax. The Company is currently assessing but has not yet determined the impact of related impairment, if any, on its financial position and results of operations.

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


3.       Accounting for Derivatives and Hedging Activities

         SFAS 133 requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. A derivative that is not designated or does not qualify as an effective hedge will be marked to fair value through earnings. The Company does not currently designate any derivative financial instruments as cash flow hedges.

         The Company utilizes derivative financial instruments as part of an overall currency risk management strategy. As part of its overall strategy to manage the level of currency exposure, the Company uses currency derivatives to hedge the fair value of certain available for sale fixed income securities related to the Company's "liability funds" (funds corresponding to the Company's net reinsurance liabilities). These derivatives have been designated as "fair value hedges" under SFAS 133, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign exchange rates will be recognized in earnings. Derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities are not designated as hedges under SFAS 133. On the date the Company enters into a derivative contract, Management designates the derivative as a hedge of the identified underlying exposure (a "designated hedge") or as a "no hedge designation" derivative. If a derivative does not qualify or is not designated in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings. For the three and six months ended June 30, 2001, the Company recorded net gains (losses) of $1.2 million and ($0.8) million, respectively, in "net realized investment gains (losses)" in the Consolidated Statement of Operations, representing the ineffectiveness of its fair value hedging activities.

         The Company's investment strategy allows for the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge a variety of market risks, or to replicate investment positions or market exposures that would be allowed under Company investment policy if implemented in other ways. The Company does not designate these derivatives as hedges for accounting purposes. Accordingly, these derivatives are recorded at fair value and changes in the fair value of the derivatives are reported currently in earnings.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

         The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item. To the extent that the Company in the future chooses to discontinue hedge accounting related to its fair-value hedge of currency risk related to its available for sale fixed income securities (liability funds) because, based on Management's assessment, the derivative(s) no longer qualifies as an effective fair-value hedge, the derivative(s) will continue to be carried on the balance sheet at its fair value with changes in its fair value recognized in current period net realized investment gains (losses) and changes in the fair value of the underlying available for sale fixed income securities due to currency movements will be recorded as a component of "other comprehensive income".

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.       Segment Information

         The determination of the Company's reportable segments is based on how the Company is managed. The Company employs a matrix organization whereby the core underwriting operations are managed by teams of "Client Partners", which generally are responsible for geographic zones, and "Technical Partners", which are responsible for specialty lines or classes of business. Management believes measuring underwriting results by lines of business is the most relevant representation of the segmentation of the Company's underwriting operations.

         Because the Company does not manage its assets by segment, investment income is not allocated to the segments of the property and casualty reinsurance operations. However, because of the interest sensitive nature of some of the Company's Life products, investment income is considered in Management's assessment of the profitability of the Life reinsurance operations. The following items are not considered in evaluating the results of each segment: other operating expenses, net realized investment gains/losses, other income, goodwill amortization, interest expense, net foreign exchange gains/losses, income tax expense and preferred share dividends. Segment revenues and profits (or losses) are shown net of intercompany transactions.

         Management measures segment results for the property, casualty and specialty segments on the basis of the "technical ratio", which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. Management measures segment results for the Life segment on the basis of "technical result" which is defined as net premiums earned less loss and loss adjustment expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three-month and six-month periods ended June 30, 2001 and 2000 ($ millions):

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                   For the three     For the three      For the six       For the six
                                   months ended      months ended       months ended      months ended
                                     June 30,          June 30,           June 30,          June 30,
                                      2001               2000               2001              2000
----------------------------------------------------------------------------------------------------------
Property (including Catastrophe)
   Net premiums written            $  141.3           $  109.6          $  393.4            $  285.4
   Net premiums earned                139.4              111.3             282.1               222.5
   Technical ratio (1)                 83.0%              90.3%             78.7%               85.1%

Casualty (including Automobile)
   Net premiums written            $  127.6           $   93.5          $  297.1            $  213.8
   Net premiums earned                108.9               95.3             219.0               181.8
   Technical ratio (1)                 98.6%             111.8%             99.1%              114.1%

Specialty (Agriculture, Marine,
Aviation/Space, Credit/Surety,
Miscellaneous)
   Net premiums written            $  103.1           $   75.6          $  231.3            $  159.9
   Net premiums earned                 99.2               78.3             190.6               141.7
   Technical ratio (1)                100.5%              78.1%            101.2%               78.5%
----------------------------------------------------------------------------------------------------------
Total Non-life
   Net premiums written            $  372.0           $  278.7          $  921.8            $  659.1
   Net premiums earned                347.5              284.9             691.7               546.0
   Technical ratio (1)                 92.8%              94.1%             91.4%               93.0%
----------------------------------------------------------------------------------------------------------
Life, Annuity & Health
   Net premiums written            $   38.9           $   66.7          $   86.9            $  126.4
   Net premiums earned                 38.8               66.4              84.0               123.6

   Technical result (2)            $   (9.2)          $  (18.0)         $  (13.4)           $  (36.3)
   Allocated investment income          7.2               28.7              13.5                55.8
----------------------------------------------------------------------------------------------------------
   Net technical result            $   (2.0)          $   10.7          $    0.1            $   19.5
----------------------------------------------------------------------------------------------------------

1) Technical ratio is obtained by dividing the sum of losses and loss adjustment expenses and acquisition costs by net premiums earned

2) Technical result is defined as net premiums earned less loss and loss adjustment expenses and acquisition costs

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                     For the three    For the three   For the six    For the six
                                      months ended     months ended   months ended    months ended
                                        June 30,         June 30,       June 30,        June 30,
                                         2001             2000            2001            2000
Reconciliation to Net Income:

Technical result                         $  15.4       $  (1.3)       $   46.1          $    1.7
Other operating expenses                   (29.4)        (22.4)          (57.1)            (46.9)
Net investment income                       60.8          78.9           120.8             156.4
Other income                                 0.1           0.1             0.1              --
Interest expense                            (3.2)         (3.2)           (6.4)             (6.5)
Amortization of goodwill                    (6.5)         (6.5)          (13.0)            (13.0)
Net foreign exchange gains (losses)          3.1          (0.2)            0.2               0.1
Income tax benefits on operating
  income                                    12.2          13.4            22.4              29.1

------------------------------------------------------------------------------------------------
Operating income                            52.5          58.8           113.1             120.9
------------------------------------------------------------------------------------------------
Net realized investment gains
(losses), net of taxes                       0.7          (7.3)            8.2             (46.1)
Cumulative  effect of adopting new
accounting standard, net of tax              --            --             27.8                --
------------------------------------------------------------------------------------------------
Net income                               $  53.2       $  51.5        $  149.1          $   74.8
------------------------------------------------------------------------------------------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the financial condition at June 30, 2001 and results of operations of PartnerRe Ltd. (the "Company") for the three and six-month periods ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2000 and notes thereto included in the Company's 2000 Annual Report to Shareholders. The unaudited consolidated financial statements at and for the three and six-months periods ended June 30, 2001 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.


General

         The Company is a leading global reinsurer, providing multi-line reinsurance to insurance companies through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. ("Partner Reinsurance Company"), Partner Reinsurance Company of the U.S. ("PartnerRe U.S.") and PartnerRe SA (previously SAFR PartnerRe). Risks reinsured include property, catastrophe, agriculture, automobile, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines, life/annuity and health. On July 10, 1997, the Company acquired PartnerRe SA. On December 23, 1998, the Company completed the acquisition of Winterthur Re and on August 4, 2000 (effective July 1, 2000), the Company sold PartnerRe Life U.S., the life operations obtained in the Winterthur Re acquisition.

         Because of the inherent volatility of some of the business the Company underwrites, such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company endeavors to manage this exposure by (i) attempting to limit its aggregate exposure in any particular geographic zone,
(ii) selective underwriting practices, (iii) diversification by geographic area and by lines and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Business Environment

         The reinsurance industry is cyclical and is influenced by such factors as the frequency and/or severity of claims and losses, including natural disasters or other catastrophic events, variations in interest rates and financial markets, changes in the legal, regulatory and judicial environments, inflationary pressures and general economic conditions. These factors influence the demand for reinsurance by primary insurers, the supply (or capacity) of which is generally represented by the total capital of reinsurers in the market, and pricing (premium rates). Over most of the past several years, primary insurers have reduced their dependence on reinsurers by increasing the amount of risk they retain.

         The reinsurance industry is highly competitive. Management believes the absence of large losses affecting the industry in the last several years until the second quarter of 1999, combined with a favorable investment environment, have created excess capacity in the market. Prior to the first quarter of 2001, reinsurance premium rates had declined in major reinsurance markets over each of the last several years. This environment has also resulted in significant consolidation in the industry.

         Management believes unsatisfactory insurance and reinsurance results and continued industry consolidation have begun to have an effect on pricing and available capacity within the industry. During the first seven months of 2001, Management has observed signs of improved pricing and reinsurance terms and conditions. However, it believes further pricing improvements are needed in certain markets to return the industry, as a whole, to profitability. Although Management has seen signs of improved pricing and reinsurance terms and conditions in renewals negotiations thus far in 2001, it believes the market recovery will continue to be a gradual process. Consequently, Management considers it prudent to pursue growth only in those areas it perceives will generate acceptable returns. Management believes that, through dedication to client service and a disciplined approach to underwriting, the Company provides a stable and reliable source of underwriting capacity to its clients.


Results of Operations - for the Six Months ended June 30, 2001 and 2000

         Results of operations for the six months ended June 30, 2001 and 2000 were as follows ($ millions, except per share data):

                                                                             2001         2000
-------------------------------------------------------------------------------------------------
Operating earnings available to common shareholders                       $   103.1    $   110.9
Net realized investment gains (losses), net of tax                              8.2        (46.1)
-------------------------------------------------------------------------------------------------
Net income available to common shareholders before cumulative
     effect of adopting new accounting standard                               111.3         64.8
-------------------------------------------------------------------------------------------------
Cumulative effect of adopting new accounting standard, net of tax              27.8          --
-------------------------------------------------------------------------------------------------
Net income available to common shareholders                               $   139.1    $    64.8
-------------------------------------------------------------------------------------------------
Diluted operating earnings per common share                               $     2.00   $     2.20
Net  realized investment gains (losses) per common share, net of tax            0.16        (0.91)
-------------------------------------------------------------------------------------------------
Diluted net income per common share before cumulative
     effect of adopting new accounting standard                                 2.16         1.29
-------------------------------------------------------------------------------------------------
Cumulative effect of adopting new accounting standard, net of tax               0.54         --
-------------------------------------------------------------------------------------------------
Net income available to common shareholders                               $     2.70   $     1.29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Operating earnings available to common shareholders for the six months ended June 30, 2001 decreased by 7.0% compared to the six months ended June 30, 2000, and net income available to common shareholders before the cumulative effect of adopting a new accounting standard for the six months ended June 30, 2001 increased 71.6% compared to the six months ended June 30, 2000. Operating earnings available to common shareholders for the 2001 period were impacted by the high frequency of storms in the U.S., including Tropical Storm Allison, which generated losses for the Company of approximately $10 million, before tax, or $0.15 per share, net of tax, above expected levels. In addition, the Company was impacted by incremental claims of approximately $5 million, before tax or $0.06 per share, net of tax, in life reinsurance, primarily due to a late notice of loss for a contract that was previously cancelled. While the first six months of 2000 were free of major catastrophe losses, the operating results of the Company were impacted by a high frequency of non-catastrophe losses in the $1 million to $5 million range, as well as additional reserves for the late 1999 European Storms. As a result of these losses, which occurred principally in taxable jurisdictions, the first six months of 2000 also benefited from a higher tax benefit when compared to the first six months of 2001. Net realized investment gains and losses on sales of investments resulted from the timing of disposition of available for sale fixed maturities and equity securities as part of the ongoing management of the investment portfolio within the investment guidelines and objectives set out by Management.

Reinsurance Operations - Underwriting Results

         Non-life multi-line business represents the majority of the business written by the Company. The underwriting results of the Life business are shown separately in Note 4 to the Consolidated Financial Statements included in this report. The following analysis includes Life business unless otherwise noted.

         Gross and net premiums written and net premiums earned for the six months ended June 30, 2001 and 2000 were as follows ($ millions):

                                2001        2000
--------------------------------------------------
Gross premiums written      $  1,037.1    $  823.8
Net premiums written           1,008.7       785.5
Net premiums earned              775.7       669.6
--------------------------------------------------


         The increases in gross and net premiums written were primarily related to the combination of improved pricing conditions and premium growth in certain markets, particularly catastrophe and non-proportional business, and timing differences in the recognition of certain renewals and was mitigated by the sale of PartnerRe Life U.S., effective July 1, 2000. Since a large portion of the Company's catastrophe and non-proportional business renews during the first two quarters, the growth rate observed in the first six months of 2001 is unlikely to continue over the remainder of the year. The first six months of 2000 included gross and net premiums written and net premiums earned of $95.4 million, $85.9 million and $85.9 million, respectively, related to PartnerRe Life U.S.

         Because of continuing competitive market conditions in the reinsurance industry, the Company pursued premium growth only where market conditions met the Company's selective standards. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         The distribution of net premiums written by line of business for the six months ended June 30, 2001 and 2000 were as follows:

                                                                                2001    2000
--------------------------------------------------------------------------------------------
                                                                                 %       %
                  Catastrophe                                                    16      16
                  Property                                                       23      21
                  Casualty                                                       15      12
                  Automobile                                                     14      15
                  Aviation/Space                                                  5       3
                  Marine                                                          2       1
                  Agriculture                                                     6       6
                  Credit/Surety                                                   6       7
                  Life                                                            9      16
                  Other                                                           4       3
--------------------------------------------------------------------------------------------

         The distribution of gross premiums written is affected by seasonal patterns. The above percentage of net premiums written for the catastrophe line of business was higher than what can be expected for the year because a significant portion of the year's catastrophe premiums are written in the first and second quarters. In 2001, the Company, principally in the U.S., has begun focusing on increasing its casualty business in selected markets where Management feels there has been significant improvement in rates and terms. The disposition of PartnerRe Life U.S., effective July 1, 2000, resulted in a decrease in the proportion of the Life line of business in the six months ended June 30, 2001 compared to the same period last year.

         The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the six months ended June 30, 2001 and 2000 were as follows:

                                                                                 2001      2000
------------------------------------------------------------------------------------------------
                                                                                   %         %
                  Non-life
                        Proportional                                              41        46
                        Non-Proportional                                          41        29
                        Facultative                                                9         8
                  Life
                        Proportional                                               8        16
                        Non-Proportional                                           1         1
-------------------------------------------------------------------------------------------------


         The geographic distribution of gross premiums written for the six months ended June 30, 2001 and 2000 were as follows:

                                                                               2001         2000
-----------------------------------------------------------------------------------------------------------------
                                                                                  %           %
                  North America                                                  43          49
                  Europe                                                         41          38
                  Asia, Australia, New Zealand                                   10          10
                  Latin America and the Caribbean                                 5           2
                  Africa                                                          1           1
-----------------------------------------------------------------------------------------------------------------


          The growth in the percentage of gross premiums written in Europe was partially mitigated by a decrease of the relative value of the Euro and other European currencies against the U.S. dollar while the growth in the percentage of gross premiums written in North America was fully offset by the sale of PartnerRe Life U.S. and timing differences in the recognition of renewals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Losses and loss expenses incurred (and the corresponding ratios as a percentage of net premiums earned) and Life policy benefits incurred for the six months ended June 30, 2001 and 2000 were as follows ($ millions):


                                                  2001         2000
--------------------------------------------------------------------------------
Losses and loss expenses  (Non-life only)      $  474.2     $  374.7
--------------------------------------------------------------------------------
Loss ratio (Non-life only)                         68.6%        68.6%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Life policy benefits                           $   84.1     $  136.8
--------------------------------------------------------------------------------


         The increase in losses and loss expenses for the first six months of 2001 compared to the first six months of 2000 resulted primarily from the growth in the business earned by the Company. The loss ratio for both the first half of 2001 and 2000 was 68.6%. As previously discussed, the first six months of 2001 were impacted by the high frequency of storms in the U.S. while the first six months of 2000 were impacted by a high frequency of non-catastrophe claims and as well as additional reserves for the late 1999 European Storms. The decrease in life policy benefits resulted primarily from the sale of PartnerRe Life U.S. effective July 1, 2000.

         Underwriting expenses include acquisition costs (primarily brokerage, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and other operating expenses. Underwriting expenses (and the corresponding expense ratios for the Non-life business) for the six-month periods ended June 30, 2001 and 2000 were as follows ($ millions):

                                      2001         2000
--------------------------------------------------------------------------------
Acquisition costs                  $  171.3     $  156.5
Other operating expenses               57.1         46.9
--------------------------------------------------------------------------------
Total underwriting expenses        $  228.4     $  203.4
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Acquisition expense ratio              22.8%        24.4%
Other operating expense ratio           7.4          7.3
--------------------------------------------------------------------------------
Expense ratio (Non-life only)          30.2%        31.7%
--------------------------------------------------------------------------------

         The increase in the acquisition costs for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 resulted primarily from the growth in the business earned and was mitigated by the sale of PartnerRe Life U.S. and a shift in the mix of business from proportional to non-proportional business which has a lower acquisition expense ratio. The decrease in the Non-life acquisition expense ratio was due, principally, to the shift from proportional business to non-proportional business. The increase in other operating expenses and the other operating expense ratio for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 resulted primarily from investments in the infrastructure and information systems to support the Company's growth.

         Net foreign exchange gains amounted to $0.2 million for both the six-month periods ended June 30, 2001 and 2000. Foreign exchange gains and losses are a function of the relative value between the U.S. dollar and other currencies in which the Company does business. To the extent the Company employs derivatives designated as "fair value hedges" or as "no hedge designation", the Company records foreign exchange gains and losses on the underlying hedged assets or liabilities and the related derivative instruments in net realized investment gains (losses).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Investment Results

         Net investment income and net realized investment gains (losses), for the six-month periods ended June 30, 2001 and 2000 were as follows ($ millions):

                                               2001        2000
-------------------------------------------------------------------
Net investment income                       $  120.8    $  156.4
Net realized investment gains (losses)          14.6       (45.4)
-------------------------------------------------------------------



         Net investment income for the six months ended June 30, 2001 decreased by 22.8% compared to the 2000 period primarily due to the sale of PartnerRe Life U.S. and the negative influence of the weakening of the Euro against the US dollar. This decrease was partially offset by the investment income earned on the proceeds of sale. Net realized investment losses on sales of investments are a function of the timing of disposition of available for sale fixed maturities and equity securities, changes in market values of trading securities and the net ineffectiveness of the Company's hedging activity discussed above.


Results of Operations - for the Three months ended June 30, 2001 and 2000

         Results of operations for the three months ended June 30, 2001 and 2000 were as follows ($ millions, except per share data):

                                                                          2001        2000
---------------------------------------------------------------------------------------------
Operating earnings available to common shareholders                    $   47.5    $   53.8
Net realized investment gains (losses), net of tax                          0.7        (7.3)
---------------------------------------------------------------------------------------------
Net income available to common shareholders before cumulative
     effect of adopting new accounting standard                            48.2        46.5
---------------------------------------------------------------------------------------------
Cumulative effect of adopting new accounting standard, net of tax           --          --
---------------------------------------------------------------------------------------------
Net income available to common shareholders                            $   48.2    $   46.5
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Diluted operating earnings per common share                            $    0.92   $    1.07
Net realized investment losses per common share, net of tax                 0.01       (0.15)
---------------------------------------------------------------------------------------------
Diluted net income per common share before cumulative
     effect of adopting new accounting standard                             0.93        0.92
---------------------------------------------------------------------------------------------
Cumulative effect of adopting new accounting standard, net of tax            --          --
---------------------------------------------------------------------------------------------
Net income available to common shareholders                            $    0.93   $    0.92
---------------------------------------------------------------------------------------------


         Operating earnings available to common shareholders for the three months ended June 30, 2001 decreased by 11.6% compared to the three months ended June 30, 2000, and net income available to common shareholders for the three months ended June 30, 2001 increased by 3.5% compared to the three months ended June 30, 2000. Operating earnings available to common shareholders for the 2001 period were impacted by the high frequency of storms in the U.S., including Tropical Storm Allison, which generated losses for the Company of approximately $10 million, before tax, or $0.15 per share, net of tax, above expected levels. In addition, the Company was impacted by incremental claims of approximately $5 million, before tax or $0.06 per share, net of tax, in life reinsurance, primarily due to a late notice of loss for a contract that was previously cancelled. While the three months ended June 30, 2000 were free of major catastrophe losses, the operating results of the Company were impacted by a high frequency of non-catastrophe losses in the $1 million to $5 million range, as well as additional reserves for the late 1999 European Storms. As a result of these losses, which occurred principally in taxable jurisdictions, the three months ended June 30, 2000 also benefited from a higher tax benefit when compared to the three months ended June 30, 2001. Net realized investment gains and losses on sales of investments resulted from the timing of disposition of available for sale fixed maturities and equity securities as part of the ongoing management of the investment portfolio within the investment guidelines and objectives set out by Management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Reinsurance Operations - Underwriting Results

         Non-life multi-line business represents the majority of the business written by the Company. The underwriting results of the Life business are shown separately in Note 4 to the Consolidated Financial Statements included in this report. The following analysis includes Life business unless otherwise noted.

         Gross and net premiums written and net premiums earned for the three months ended June 30, 2001 and 2000 were as follows ($ millions):


                               2001        2000
--------------------------------------------------
Gross premiums written      $  421.3    $  355.6
Net premiums written           410.9       345.4

Net premiums earned            386.3       351.3
--------------------------------------------------



         The increases in gross and net premiums written were primarily related to the combination of improved pricing conditions and premium growth in certain markets, particularly catastrophe and non-proportional business and timing differences in the recognition of certain renewals, and was mitigated by the sale of PartnerRe Life U.S., effective July 1, 2000. The three months ended June 30, 2000 included gross and net premiums written and net premiums earned of $50.8 million, $45.4 million and $45.4 million, respectively, related to PartnerRe Life U.S.

         Because of continuing competitive market conditions in the reinsurance industry, the Company pursued premium growth only where market conditions met the Company's selective standards. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

         The distribution of net premiums written by line of business for the three months ended June 30, 2001 and 2000 were as follows:

                                                                               2001    2000
---------------------------------------------------------------------------------------------
                                                                                 %       %
                  Catastrophe                                                     9      10
                  Property                                                       25      22
                  Casualty                                                       17      12
                  Automobile                                                     15      15
                  Aviation/Space                                                  6       4
                  Marine                                                          2       2
                  Agriculture                                                     8       5
                  Credit/Surety                                                   6       9
                  Life                                                            9      19
                  Other                                                           3       2
---------------------------------------------------------------------------------------------


         The distribution of gross premiums written is affected by seasonal patterns. In 2001, the Company, principally in the U.S., has begun focusing on increasing its Casualty business in selected markets where Management feels there has been significant improvement in rates and terms. The sale of PartnerRe Life U.S., effective July 1, 2000, resulted in a decrease in the proportion of the Life line of business in the three months ended June 30, 2001 compared to the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the three months ended June 30, 2001 and 2000 were as follows:

                                                                                        2001                2000
-----------------------------------------------------------------------------------------------------------------
                                                                                           %                   %
                  Non-life
                        Proportional                                                      53                  56
                        Non-Proportional                                                  29                  17
                        Facultative                                                        9                   6
                  Life
                        Proportional                                                       9                  20
                        Non-Proportional                                                   -                   1
-----------------------------------------------------------------------------------------------------------------


The geographic distribution of gross premiums written for the three months ended June 30, 2001 and 2000 were as follows:

                                                                                        2001                2000
-----------------------------------------------------------------------------------------------------------------
                                                                                           %                   %
                  North America                                                           47                  49
                  Europe                                                                  33                  34
                  Asia, Australia, New Zealand                                            15                  14
                  Latin America and the Caribbean                                          4                   2
                  Africa                                                                   1                   1
-----------------------------------------------------------------------------------------------------------------


      The growth in the percentage of gross premiums written in Europe is fully offset by a decrease of the relative value of the Euro and other European currencies against the U.S. dollar while the growth in the percentage of gross premiums written in North America is fully offset by the sale of PartnerRe Life U.S. and timing differences in the recognition of renewals.

         Losses and loss expenses incurred (and the corresponding ratios as a percentage of net premiums earned) and Life policy benefits incurred for the three months ended June 30, 2001 and 2000 were as follows ($ millions):


                                                                                   2001                2000
--------------------------------------------------------------------------------------------------------------
                  Losses and loss expenses  (Non-life only)                $        243.0        $     195.8
--------------------------------------------------------------------------------------------------------------
                  Loss ratio (Non-life only)                                         69.9%              68.7%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                  Life policy benefits                                     $        42.9         $     68.3
--------------------------------------------------------------------------------------------------------------


         The increase in losses and loss expenses for the three months ended June 30, 2001 compared to the same period last year resulted primarily from the growth in the business earned by the Company. As previously discussed, the three months ended June 30, 2001 were impacted by the high frequency of storms in the U.S. while the equivalent period of 2000 was impacted by a high frequency of non-catastrophe claims as well as additional reserves for the late 1999 European Storms. The decrease in life policy benefits resulted primarily from the sale of PartnerRe Life U.S. effective July 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Underwriting expenses include acquisition costs (primarily brokerage, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and other operating expenses. Underwriting expenses (and the corresponding expense ratios for the Non-life business) for the three-month periods ended June 30, 2001 and 2000 were as follows ($ millions):

                                      2001         2000
--------------------------------------------------------------------------------
Acquisition costs                  $   85.1     $   88.5
Other operating expenses               29.4         22.4
--------------------------------------------------------------------------------
Total underwriting expenses        $  114.5     $  110.9
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Acquisition expense ratio              22.9%        25.4%
Other operating expense ratio           7.5          6.7
--------------------------------------------------------------------------------
Expense ratio (Non-life only)          30.4%        32.1%
--------------------------------------------------------------------------------

          The increase in the acquisition costs for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 resulted primarily from the growth in the business earned and was mitigated by the sale of PartnerRe Life U.S. and a shift in the mix of business from proportional to non-proportional business which has a lower acquisition expense ratio. The decrease in the Non-life acquisition expense ratio was due, primarily, to the shift from proportional business to non-proportional business. The increase in other operating expenses and the other operating expense ratio for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 resulted primarily from investments in the infrastructure and information systems to support the Company's growth.

         Net foreign exchange gains (losses) amounted to $3.1 million and ($0.1) million for the three months ended June 30, 2001 and 2000, respectively. Foreign exchange gains and losses are a function of the relative value between the U.S. dollar and other currencies in which the Company does business. To the extent the Company employs derivatives designated as "fair value hedges" or as "no hedge designation", the Company records foreign exchange gains and losses on the underlying hedged assets or liabilities and the related derivative instruments in net realized investment gains (losses).


     Investment Results

         Net investment income and net realized investment gains (losses) for the three-month periods ended June 30, 2001 and 2000 were as follows ($ millions):


                                              2001       2000
--------------------------------------------------------------------------------
Net investment income                       $  60.8    $  78.9
Net realized investment gains (losses)          5.5       (7.7)
--------------------------------------------------------------------------------


         Net investment income for the three months ended June 30, 2001 decreased by 22.9% compared to the 2000 period primarily due to the sale of PartnerRe Life U.S and the negative influence of the weakening of the Euro against the US dollar. This decrease was partially offset by the investment income earned on the proceeds of sale. Net realized investment gains (losses) on sales of investments are a function of the timing of disposition of available for sale fixed maturities and equity securities, changes in market values of trading securities and the net ineffectiveness of the Company's hedging activity discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Currency

         The Company's functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company's most significant foreign currency exposure is to the Euro. The Euro decreased in value by 11% in the first six months of 2001 (from .96 to .85 U.S. dollar per Euro) thereby increasing the aggregate currency translation loss of $45.7 million at December 31, 2000 to $69.1 million at June 30, 2001.

         The value of the U.S. dollar strengthened approximately 11% against the Euro, 10% against the Swiss Franc, 5% against the British Pound and 8% against the Japanese Yen in the first six months of 2001 and, since a significant proportion of the Company's assets and liabilities is expressed in these currencies, there was a corresponding reduction in the value of these assets and liabilities expressed in U.S. dollar terms.


Financial Condition and Liquidity and Capital Resources

         Shareholders' Equity and Capital Management

         Shareholders' equity at June 30, 2001 was $2,079.4 million compared to $2,086.0 million at December 31, 2000. The major factors influencing the level of shareholders' equity in the six-month period ended June 30, 2001 were:

         o        net income of $149.1 million;
         o        dividend payments of $37.1 million;
         o        a net increase in common shares and additional paid-in capital of $1.6 million, due to the issue of common shares;
         o        the $23.4 million negative effect of the currency translation adjustment resulting from the strengthening of the U.S. dollar against the Euro; and
         o a $96.9 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity.

         The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the six-month period ended June 30, 2001, the Company did not repurchase common shares. As of June 30, 2001, approximately 4.3 million shares remain authorized for repurchase under the Company's current repurchase program.


         Assets

         At June 30, 2001, total assets were $6,204.6 million compared to total assets of $6,091.3 million at December 31, 2000. Total invested assets, including cash and cash equivalents, were $3,743.0 million as at June 30, 2001 compared to $3,882.1 million at December 31, 2000. The major factors influencing the change in cash and invested assets in the six-month period ended June 30, 2001 were:

         o        net cash provided by operating activities of $99.9 million;
         o        decrease in unsettled security trades of $75.1 million;
         o        dividend payments totaling $37.1 million;
         o net cash received for the issue of common shares aggregating $1.6 million;
         o decrease in net unrealized gains on investments of $47.8 million, net of realized gains or losses on securities sold; and
         o the negative impact of the stronger U.S. dollar relative to the Euro as it relates to the conversion of PartnerRe SA's investments and cash balances into U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         At June 30, 2001, fixed maturities, short-term investments and cash and cash equivalents had an average expected duration of 3.8 years compared to 3.7 as at December 31, 2000. As at June 30, 2001, approximately 90% of the fixed income portfolio was rated investment grade (BBB- or higher), compared to 93% as at December 31, 2000.

         The Company's investment strategy is unchanged from previous years, although the continuing evolution of the Company in the last four years into a global multi-line reinsurer has affected the construction and composition of the investment portfolio. The Company's investment philosophy distinguishes between those assets that are matched against existing liabilities ("liability funds") and those that are part of shareholders' equity ("capital funds"). Liability funds are invested in investment grade fixed income securities and are generally matched in currency and duration to the estimated liabilities in a way that generally seeks to immunize liabilities against changes in the general level of interest rates or the relative valuation of currencies. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in common stocks, preferred stocks, convertible securities, high yield debt and other asset classes that offer potentially higher returns.

         At June 30, 2001, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 6.1% compared to 6.2% as at December 31, 2000. The decrease in average yield to maturity was primarily due to a downward shift of the yield curve both in the U.S. and in most developed markets. However, the Company has slightly repositioned its portfolio during the first six months of 2001 to reduce cash, "AAA" and equity securities and increased "A", "BBB" and less-than-investment-grade securities, which has mitigated the decrease in the yield to maturity at market.


         Liabilities

         The Company has recorded Non-life reserves for unpaid losses and loss expenses of $2,337.7 million and $2,386.0 million at June 30, 2001 and December 31, 2000, respectively. Policy benefits reserves for Life and annuity contracts were $704.7 million and $673.1 million at June 30, 2001 and December 31, 2000, respectively. The decrease in the value of unpaid losses and loss expenses and the increase in the value of policy benefits for Life and annuity contracts as at June 30, 2001 compared to December 31, 2000, resulted primarily from the significant influence of exchange rates as discussed above and new product introductions, respectively.


         The Company's reserves for unpaid losses and loss expenses include an estimate for its net ultimate liability for asbestos and environmental claims. Ultimate values for such claims cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses for these claims and these uncertainties are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its estimates. Furthermore, the Company has a guaranty from the AGF Group relating to certain of these exposures whereby AGF Group has agreed to guarantee adverse loss development for pre-1992 business written by certain companies which were part of the AGF Group and are currently part of PartnerRe SA. This guaranty expires on December 31, 2001.

         Liquidity

         Cash flow from operations for the six months ended June 30, 2001 increased to positive $99.9 million from negative $16.1 million in the same period in 2000. This increase is primarily attributable to payments related to large catastrophe losses, particularly on the European Storms, incurred in the first half of 2000.

         The Company relies primarily on cash dividends from Partner Reinsurance Company and PartnerRe SA, including its subsidiary, PartnerRe U.S. (collectively the "reinsurance subsidiaries") to pay its operating expenses. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French law and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to do business, there are presently no significant restrictions on the payment of dividends by the reinsurance subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Forward-Looking Statements

Certain statements contained in this document, including Management's Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management's expectations and beliefs concerning future developments and their potential effect on the Company. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company's loss reserves, which is necessarily based on actuarial and statistical projections of ultimate losses;
(v) changing rates of inflation and other economic conditions; (vi) losses due to foreign currency exchange rate fluctuations; (vii) changes in the legal or regulatory environments in which the Company operates; and (viii) integration risk related to the Company's acquisitions. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS.

              None.


ITEM 2.       CHANGES IN SECURITIES.

              None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Annual General Meeting of shareholders of the Company was held on May 22, 2001. The shareholders re-elected the existing Class II Directors, David T. McLaughlin and Lucio Stanca, and newly elected a director to the same class (John A. Rollwagen) to hold office until the Annual General Meeting of shareholders in the year 2004 or until their successors are elected or appointed.

                          The number of votes cast For and Withheld for each of
the above is set forth below:

                                                For                        Withheld
                                      ----------------------       -----------------------
David T. McLaughlin                         47,847,601                       8,551
Lucio Stanca                                47,847,601                       8,551
John A. Rollwagen                           47,847,601                       8,551

The terms of office of the Company's Class I Directors (Walter B. Kielholz, Jan Hendrik Holsboer and Robert M. Baylis), and its Class III Directors (Patrick A. Thiele and Robert B. Horton), continue until the Company's 2003 and 2002 Annual General Meetings, respectively.

The shareholders voted in favor of increasing the maximum number of Directors from eight to ten by a vote of 44,603,290 For, 3,247,217 Against, 5,644 Abstaining and 1 Non-vote.

The shareholders also re-appointed Deloitte & Touche to serve as the Company's auditors until the 2002 Annual General Meeting of shareholders by a vote of 47,764,874 For, 66,732 Against, 24,545 Abstaining and 1 Non-vote.


ITEM 5.       OTHER INFORMATION.

              None.

                           PART II - OTHER INFORMATION
                                   (continued)


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:


            3.1   Amended Memorandum of Association.*

            3.2   Amended and Restated Bye-laws. *

            4.1   Specimen Common Share Certificate. **

            4.2   Specimen Class A Warrant.***

            4.3   Specimen Class B Warrant.***

            4.4 Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.****

            4.5 Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.****

            10.1 Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.

            11.1 Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

            15    Letter Regarding Unaudited Interim Financial Information.

            23.1  Consent of Deloitte & Touche (included in 15).


(b)         Reports on Form 8-K.

            None.


------------
* Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

** Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

*** Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.

**** Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              PartnerRe Ltd.
                                              --------------------------------
                                              (Registrant)



Date:      August 6, 2001                     By:  /s/ Patrick A. Thiele
           ----------------------------       ----------------------------
                                              Name:   Patrick A. Thiele
                                              Title:  President & Chief
                                                      Executive Officer






Date:      August 6, 2001                     By:  /s/ Albert A. Benchimol
           ----------------------------       --------------------------------
                                              Name:   Albert A. Benchimol
                                              Title:  Executive Vice-President &
                                                      Chief Financial Officer
                                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                              Numbered
Number       Exhibit                                                   Page
------       -------                                                   ----
3.1          Amended Memorandum of Association. *

3.2          Amended and Restated Bye-laws.*

4.1          Specimen Common Share Certificate. **

4.2          Specimen Class A Warrant.***

4.3          Specimen Class B Warrant.***

4.4          Specimen Share Certificate for the 8% Series A Cumulative Preferred
             Shares.****

4.5          Certificate of Designation, Preferences and Rights of 8% Series A
             Cumulative Preferred Shares.****

10.1         Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated July 16,
             2001.

11.1         Statements Regarding Computation of Net Income Per Common and Common
             Equivalent Share.

15           Letter Regarding Unaudited Interim Financial Information.

23.1         Consent of Deloitte & Touche (included in 15).

---------------
* Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

** Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

*** Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.

**** Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.