Form 10-Q
period 2001-09-30
PARTNERRE LTD
filed 2001-11-13
CIK 911421

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 2001

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


                96 Pitts Bay Road
                Pembroke, Bermuda                             HM 08
                -----------------                             -----
     (Address of principal executive offices)              (Zip Code)


                                 (441) 292-0888
                                  -------------
               Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X         No _____
                                    ---

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of November 6, 2001 was 50,134,380.


--------------------------------------------------------------------------------

                                 PartnerRe Ltd.
                               INDEX TO FORM 10-Q

                                                                                                   Page
                                                                                                   ----
                                   PART I - FINANCIAL INFORMATION


ITEM 1.  Unaudited Consolidated Financial Statements.

         Independent Accountants' Review Report...................................................  3

         Consolidated Balance Sheets
            September 30, 2001 (unaudited) and December 31, 2000 (audited)........................  4

         Unaudited Consolidated Statements of Operations and Comprehensive Income
            Three and Nine Months Ended September 30, 2001 and 2000 ..............................  5

         Unaudited Consolidated Statements of Shareholders' Equity
            Nine Months Ended September 30, 2001 and 2000.........................................  6

         Unaudited Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2001 and 2000.........................................  7

         Notes to Unaudited Consolidated Financial Statements.....................................  8

ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................................... 13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk (see Part I, Item 2)


                                    PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings........................................................................ 25

ITEM 2.  Changes in Securities.................................................................... 25

ITEM 3.  Defaults upon Senior Securities.......................................................... 25

ITEM 4.  Submission of Matters to a Vote of Security Holders...................................... 25

ITEM 5.  Other Information........................................................................ 25

ITEM 6.  Exhibits and Reports on Form 8-K......................................................... 26

Signatures ....................................................................................... 27

Exhibit Index .................................................................................... 28

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of September 30, 2001 and the related consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2001 and 2000, and shareholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


/s/ DELOITTE & TOUCHE




Hamilton, Bermuda
November 6, 2001

                                 PartnerRe Ltd.
                           Consolidated Balance Sheets
          (Expressed in thousands of U.S. dollars, except share data)

                                                                               September 30,          December 31,
                                                                                   2001                  2000
                                                                                (Unaudited)            (Audited)
Assets
   Investments and cash
   Fixed maturities, at fair value
   (amortized cost: 2001, $3,004,376; 2000, $3,047,090)                       $   3,071,177       $     3,053,790
   Short-term investments, at fair value
   (amortized cost: 2001, $18,638; 2000, $24,972)                                    18,693                24,853
   Equities, at fair value
   (cost: 2001, $425,452; 2000, $ 327,965)                                         396,518               354,801
   Cash and cash equivalents, at fair value, which approximates
    amortized cost                                                                  446,997               434,033
   Other invested assets                                                             20,640                14,594
                                                                              -------------         -------------
   Total investments and cash                                                     3,954,025             3,882,071
   Accrued investment income                                                         66,206                54,876
   Reinsurance balances receivable (current and future installments)                648,956               440,550
   Reinsurance recoverable on paid and unpaid losses                                280,274               249,569
   Funds held by reinsured companies                                                672,228               653,260
   Deferred acquisition costs                                                       276,869               245,981
   Taxes recoverable                                                                 68,538                22,996
   Goodwill                                                                         436,028               455,554
   Other                                                                             96,513                86,437
                                                                              -------------         -------------
Total Assets                                                                  $   6,499,637         $   6,091,294
                                                                              =============         =============
Liabilities
   Unpaid losses and loss expenses                                            $   2,931,486         $   2,386,032
   Policy benefits for life and annuity contracts                                   743,375               673,096
   Unearned premiums                                                                627,507               424,487
   Funds held under reinsurance treaties                                             38,755                26,924
   Long term debt                                                                   220,000               220,000
   Payable for securities purchased                                                 109,819               201,881
   Accounts payable, accrued expenses and other                                      69,687                72,868
                                                                              -------------         -------------
Total Liabilities                                                                 4,740,629             4,005,288
                                                                              -------------         -------------
Shareholders' Equity
   Common shares (issued and outstanding: 2001, 50,112,268;
    2000, 50,113,311)                                                                50,112                50,113
   Preferred shares (issued and outstanding: 2001, 10,000,000;
    2000, 10,000,000)                                                                10,000                10,000
   Additional paid-in capital                                                       892,227               892,310
   Deferred compensation                                                               (431)                 (534)
   Accumulated other comprehensive (loss) gain:
    Net unrealized gains on investments, net of tax                                  33,737               107,511
    Currency translation adjustment                                                 (53,410)              (45,710)
   Retained earnings                                                                826,773             1,072,316
                                                                              -------------         -------------
Total Shareholders' Equity                                                        1,759,008             2,086,006
                                                                              -------------         -------------
Total Liabilities and Shareholders' Equity                                    $   6,499,637         $   6,091,294
                                                                              =============         =============

           See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
         Consolidated Statements of Operations and Comprehensive Income
                 (Expressed in thousands, except per share data)
                                   (Unaudited)

                                                                For the three   For the three    For the nine    For the nine
                                                                months ended    months ended     months ended    months ended
                                                                September 30,   September 30,    September 30,   September 30,
                                                                    2001            2000              2001           2000
Revenues
     Gross premiums written                                     $   412,209      $  317,591      $  1,449,293    $  1,141,437
                                                                ===========      ==========      ============    ============

     Net premiums written                                       $   394,249      $  304,732      $  1,402,971    $  1,090,235
     Decrease (increase) in unearned premiums                        21,221           8,606          (211,807)       (107,269)
                                                                -----------      ----------      ------------    ------------
     Net premiums earned                                            415,470         313,338         1,191,164         982,966
     Net investment income                                           60,276          62,085           181,052         218,512
     Net realized investment (losses) gains                            (389)         (6,471)           14,179         (51,891)
     Other income                                                        27             191               105             198
                                                                -----------      ----------      ------------    ------------
     Total Revenues                                                 475,384         369,143         1,386,500       1,149,785
                                                                -----------      ----------      ------------    ------------

Expenses
     Losses and loss expenses and life policy benefits              710,713         222,125         1,268,967         733,602
     Acquisition costs                                               96,840          73,896           268,171         230,367
     Other operating expenses                                        29,355          23,187            86,407          70,130
     Interest expense                                                 3,267           3,267             9,694           9,764
     Amortization of goodwill                                         6,508           6,509            19,526          19,526
     Net foreign exchange gains                                      (8,223)         (3,301)           (8,437)         (3,467)
                                                                -----------      ----------      ------------    ------------
     Total Expenses                                                 838,460         325,683         1,644,328       1,059,922
                                                                -----------      ----------      ------------    ------------
(Loss) income before taxes                                         (363,076)         43,460          (257,828)         89,863
     Income tax benefit                                             (24,545)         (7,420)          (40,585)        (35,854)
                                                                -----------      ----------      ------------    ------------
Net (loss) income before cumulative effect of adopting
      new accounting standard, net of tax                          (338,531)         50,880          (217,243)        125,717

Cumulative effect of adopting new accounting
      standard, net of tax                                               --              --            27,812              --

                                                                -----------      ----------      ------------    ------------
Net (loss) income                                               $  (338,531)     $   50,880      $   (189,431)   $    125,717
                                                                ===========      ==========      ============    ============

Preferred dividends                                             $     5,000      $    5,000      $     15,000    $     15,000
                                                                ===========      ==========      ============    ============

Net (loss) income available to common shareholders              $  (343,531)     $   45,880      $   (204,431)   $    110,717
                                                                ===========      ==========      ============    ============


Calculation of comprehensive (loss) income, net of tax:
   Net (loss) income as reported                                $  (338,531)     $   50,880      $   (189,431)   $    125,717
   Change in net unrealized gains or losses on investments,
        net of tax                                                   23,112          59,258           (73,774)        113,010
   Change in currency translation adjustment                         15,727         (24,555)           (7,700)        (40,169)
                                                                -----------      ----------      ------------    ------------
Comprehensive (loss) income                                     $  (299,692)     $   85,583      $   (270,905)   $    198,558
                                                                ===========      ==========      ============    ============

Per share data:
   Earnings per common share:
      Basic operating (loss) earnings                           $     (6.83)     $     1.09      $      (4.78)   $       3.34
      Net realized investment (losses) gains, net of tax              (0.02)          (0.16)             0.15           (1.09)
                                                                -----------      ----------      ------------    ------------
      Basic net (loss) income before cumulative effect of
         adopting new accounting standard                             (6.85)           0.93             (4.63)           2.25
      Cumulative effect of adopting new accounting standard              --              --              0.55              --
                                                                -----------      ----------      ------------    ------------
      Basic net (loss) income                                   $     (6.85)     $     0.93      $      (4.08)   $       2.25
                                                                ===========      ==========      ============    ============
      Weighted average number of common shares
         outstanding                                               50,157.7        49,229.l          50,137.6        49,194.0

      Diluted operating (loss) earnings                         $     (6.83)     $     1.06      $      (4.78)   $       3.26
      Net realized investment (losses) gains, net of tax              (0.02)          (0.16)             0.15           (1.07)
                                                                -----------      ----------      ------------    ------------
      Diluted net (loss) income before cumulative effect of
         adopting new accounting standard                             (6.85)           0.90             (4.63)           2.19
      Cumulative effect of adopting new accounting standard              --              --              0.55              --
                                                                -----------      ----------      ------------    ------------
      Diluted net (loss) income                                 $     (6.85)     $     0.90      $      (4.08)   $       2.19
                                                                ===========      ==========      ============    ============
      Weighted average number of common and
         common equivalent shares outstanding                      50,157.7        50,784.3          50,137.6        50,530.9

          See accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                 Consolidated Statements of Shareholders' Equity
                    (Expressed in thousands of U.S. dollars)

                                   (Unaudited)

                                                                                  Net
                                                                               Unrealized
                                                                                 Gains
                                                                                (Losses)                                   Total
                                                        Additional  Deferred       on          Currency                    Share-
                                    Common   Preferred   Paid-In     Compen-   Investments,   Translation     Retained     holders'
                                    Shares     Shares    Capital     sation     Net of tax     Adjustment     Earnings     Equity
Balance at December 31, 1999       $ 49,265  $ 10,000  $   879,603  $    --  $   (76,125)    $  (23,264)   $ 1,001,232  $ 1,840,711
   Repurchase of common shares
    and warrants                       (136)       --       (4,177)      --           --             --             --       (4,313)
   Issue of common shares               112                  2,368                                                            2,480
   Net unrealized gains for period       --        --           --       --      113,010             --             --      113,010
   Currency translation adjustment       --        --           --       --           --        (40,169)            --      (40,169)
   Net income                            --        --           --       --           --             --        125,717      125,717
   Dividends on common shares            --        --           --       --           --             --        (38,362)     (38,362)
   Dividends on preferred shares         --        --           --       --           --             --        (15,000)     (15,000)
                                   ------------------------------------------------------------------------------------------------
Balance at September 30, 2000      $ 49,241  $ 10,000  $   877,794  $    --  $    36,885     $  (63,433)   $ 1,073,587  $ 1,984,074
                                   ================================================================================================

Balance at December 31, 2000       $ 50,113  $ 10,000  $   892,310  $  (534) $   107,511     $  (45,710)   $ 1,072,316  $ 2,086,006
  Repurchase of common shares
   and warrants                         (52)       --       (1,706)      --           --             --             --       (1,758)
  Issue of common shares                 51        --        1,623       --           --             --             --        1,674
Amortization of deferred
      compensation                       --        --           --      103           --             --             --          103
Net unrealized losses for period         --        --           --       --      (73,774)            --             --      (73,774)
Currency translation adjustment          --        --           --       --           --         (7,700)            --       (7,700)
Net loss                                 --        --           --       --           --             --       (189,431)    (189,431)
Dividends on common shares               --        --           --       --           --             --        (41,112)     (41,112)
Dividends on preferred shares            --        --           --       --           --             --        (15,000)     (15,000)
                                   ------------------------------------------------------------------------------------------------
Balance at September 30, 2001      $ 50,112  $ 10,000  $   892,227  $  (431) $    33,737     $  (53,410)    $  826,773  $ 1,759,008
                                   ================================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                     Consolidated Statements of Cash Flows
                    (Expressed in thousands of U.S. dollars)
                                   (Unaudited)

                                                                            For the nine       For the nine
                                                                            months ended       months ended
                                                                            September 30,      September 30,
                                                                                2001               2000
Cash Flows From Operating Activities
   Net (loss) income                                                        $    (189,431)     $     125,717
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Accrual of discount on investments, net of amortization of premium             (14,136)           (10,911)
   Amortization of goodwill                                                        19,526             19,526
   Net realized investment (gains) losses                                         (14,179)            51,891
   Cumulative effect of adopting new accounting standard                          (27,812)                 -
   Changes in:
      Unearned premiums                                                           211,807            101,547
      Reinsurance balances receivable                                            (266,466)           (70,940)
      Unpaid losses and loss expenses including life policy benefits              667,750            281,848
      Income taxes payable                                                        (44,871)            (1,132)
      Other changes in assets and liabilities                                     (65,106)          (522,045)
   Other items, net                                                                   307             (6,339)
                                                                            -------------      -------------
   Net cash provided by (used in) operating activities                            277,389            (30,838)
                                                                            -------------      -------------

Cash Flows From Investing Activities
   Sales of fixed maturities                                                    2,203,138          3,773,164
   Redemptions of fixed maturities                                                 95,883            141,147
   Purchases of fixed maturities                                               (2,402,714)        (3,778,731)
   Net changes in short term investments                                           (1,960)           (23,400)
   Sales of equities                                                              120,021                  -
   Purchases of equities                                                         (225,495)          (118,781)
   Other                                                                            6,053             78,122
                                                                            -------------      -------------
   Net cash (used in) provided by investing activities                           (205,074)            71,521
                                                                            -------------      -------------

Cash Flows from Financing Activities
   Cash dividends paid to shareholders                                            (56,116)           (53,362)
   Repurchase of common shares and warrants                                        (1,758)            (3,287)
   Issuance of common shares                                                        1,674              1,454
                                                                            -------------      -------------
   Net cash used in financing activities                                          (56,200)           (55,195)
                                                                            -------------      -------------

Effect of exchange rate changes on cash                                            (3,151)            (6,342)

Increase (decrease) in cash and cash equivalents                                   12,964            (20,854)

Cash and cash equivalents - beginning of period                                   434,033            438,183
                                                                            -------------      -------------
Cash and cash equivalents - end of period                                   $     446,997      $     417,329
                                                                            =============      =============

          See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   General


          The Company is a leading global reinsurer, providing multi-line reinsurance to insurance companies through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. ("Partner Reinsurance Company"), Partner Reinsurance Company of the U.S. ("PartnerRe U.S.") and PartnerRe SA (previously SAFR PartnerRe). Risks reinsured include but are not limited to property, catastrophe, agriculture, automobile, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines, life/annuity and health.

         The accompanying unaudited consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles. In the opinion of Management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2001 and its results of operations for the three and nine-month periods then ended and shareholders' equity and cash flows for the nine months then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report to Shareholders.

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

         On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company, will be January 1, 2002. The Company will be required to complete a transitional goodwill impairment test six months from the date of adoption and impairment valuations annually or more frequently if certain indicators are encountered. In connection with the transitional adjustment, the Company will (i) identify its reporting units, (ii) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units, and (iii) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company's statement of operations.

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

         The Company utilizes derivative financial instruments as part of an overall currency risk management strategy. As part of its overall strategy to manage the level of currency exposure, the Company uses currency derivatives to hedge the fair value of certain available for sale fixed income securities related to the Company's "liability funds" (funds corresponding to the Company's net reinsurance liabilities). These derivatives have been designated as "fair value hedges" under SFAS 133, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign exchange rates will be recognized in earnings. Derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities are not designated as hedges under SFAS 133. On the date the Company enters into a derivative contract, Management designates the derivative as a hedge of the identified underlying exposure (a "designated hedge") or as a "no hedge designation" derivative. If a derivative does not qualify or is not designated in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings. For the three and nine months ended September 30, 2001, the Company recorded net losses of $0.4 million and $1.2 million, respectively, in "net realized investment (losses) gains" in the Consolidated Statement of Operations, representing the ineffectiveness of its fair value hedging activities.

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

         Management measures segment results for the property, casualty and specialty segments on the basis of the "technical ratio", which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. Management measures segment results for the Life segment on the basis of "technical result" which is defined as net premiums earned less loss and loss adjustment expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three-month and nine-month periods ended September 30, 2001 and 2000 ($ millions):

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                    For the three           For the three           For the nine            For the nine
                                     months ended           months ended            months ended            months ended
                                    September 30,           September 30,          September 30,           September 30,
                                         2001                   2000                    2001                    2000
------------------------------------------------------------------------------------------------------------------------
Property (including Catastrophe)
   Net premiums written             $       135.4           $      106.8            $     528.8            $       392.2
   Net premiums earned                      152.1                  112.1                  434.2                    334.6
   Technical ratio/(1)/                     271.6%                  67.2%                 146.4%                    79.1%

Casualty (including Automobile)
   Net premiums written             $       117.7           $      100.2            $     414.8            $       314.1
   Net premiums earned                      121.2                  106.3                  340.2                    288.2
   Technical ratio/(1)/                     131.8%                 107.6%                 110.8%                   111.7%

Specialty (Agriculture, Marine,
Aviation/Space, Credit/Surety,
Miscellaneous)
   Net premiums written             $       108.0           $       80.4            $     339.4            $       240.3
   Net premiums earned                      108.1                   76.5                  298.7                    218.1
   Technical ratio/(1)/                     181.3%                 108.3%                 130.2%                    89.0%

------------------------------------------------------------------------------------------------------------------------
Total Non-life
   Net premiums written             $       361.1           $      287.4            $   1,283.0            $       946.6
   Net premiums earned                      381.4                  294.9                1,073.1                    840.9
   Technical ratio/(1)/                     201.6%                  92.4%                 130.6%                    92.8%

------------------------------------------------------------------------------------------------------------------------
Life, Annuity & Health
   Net premiums written             $        33.1           $       17.3            $     120.0            $       143.7
   Net premiums earned                       34.0                   18.4                  118.0                    142.1

   Technical result/(2)/            $        (4.5)          $       (5.0)           $     (17.9)           $       (41.2)
   Allocated investment income                7.3                    9.8                   20.8                     65.6
------------------------------------------------------------------------------------------------------------------------
   Net technical result             $         2.8           $        4.8            $       2.9            $        24.4
------------------------------------------------------------------------------------------------------------------------


/(1)/ Technical ratio is obtained by dividing the sum of losses and loss adjustment expenses and acquisition costs by net premiums earned.

/(2)/ Technical result is defined as net premiums earned less loss and loss adjustment expenses and acquisition costs.

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                               For the three           For the three           For the nine            For the nine
                                                months ended           months ended            months ended            months ended
                                               September 30,           September 30,          September 30,           September 30,
                                                   2001                    2000                    2001                   2000
Reconciliation to Net (Loss) Income:

Technical result                               $ (392.1)               $    17.3               $ (346.0)              $        19.0
Other operating expenses                          (29.4)                   (23.2)                 (86.4)                      (70.1)
Net investment income                              60.3                     62.1                  181.1                       218.5
Other income                                          -                      0.2                    0.1                         0.2
Interest expense                                   (3.3)                    (3.3)                  (9.7)                       (9.8)
Amortization of goodwill                           (6.5)                    (6.5)                 (19.5)                      (19.5)
Net foreign exchange gains                          8.2                      3.3                    8.4                         3.4
Income tax benefits on operating
income                                             25.0                      8.7                   47.3                        37.8
-----------------------------------------------------------------------------------------------------------------------------------
Operating (loss) income                          (337.8)                    58.6                 (224.7)                      179.5
-----------------------------------------------------------------------------------------------------------------------------------
Net realized investment gains
(losses), net of taxes                             (0.7)                    (7.7)                   7.5                       (53.8)
Cumulative effect of adopting new
accounting standard, net of tax                       -                        -                   27.8                           -
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                              $ (338.5)               $    50.9               $ (189.4)              $       125.7
-----------------------------------------------------------------------------------------------------------------------------------



5.   Credit Agreements

         On July 27, 2001, the Company increased its unsecured credit facilities by $100 million bringing the aggregate unsecured committed credit facilities to $350 million. The change in the credit facilities was effected in anticipation of increased letter of credit utilization in support of new business opportunities.

6.   Ceded Reinsurance

         On September 21, 2001, the Company entered into a final settlement of the guaranty agreement with the Assurances Generales de France ("AGF") which covered adverse loss development for pre-1992 business written by certain companies that were part of the AGF group and which are currently part of PartnerRe S.A. The guaranty agreement was due to expire on December 31, 2001. After review of the liabilities covered by the guaranty agreement, the Company concluded that no change was necessary to the reserves previously established for those liabilities. There can be no assurances that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further there can be no assurances that the reserves established by the Company will be adequate. The Company believes that it has previously made a reasonable provision for these exposures and is unaware of any specific issues which would materially affect its loss and loss expense estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated financial condition at September 30, 2001 and results of operations of PartnerRe Ltd. (the "Company") for the three and nine-month periods ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2000 and notes thereto included in the Company's 2000 Annual Report to Shareholders. The unaudited consolidated financial statements at and for the three and nine-month periods ended September 30, 2001 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

General

     The Company is a leading global reinsurer, providing multi-line reinsurance to insurance companies through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. ("Partner Reinsurance Company"), Partner Reinsurance Company of the U.S. ("PartnerRe U.S.") and PartnerRe SA (previously SAFR PartnerRe). Risks reinsured include but are not limited to property, catastrophe, agriculture, automobile, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines, life/annuity and health. On July 10, 1997, the Company acquired PartnerRe SA. On December 23, 1998, the Company completed the acquisition of Winterthur Re and on August 4, 2000 (effective July 1, 2000), the Company sold PartnerRe Life U.S., the life operations obtained in the Winterthur Re acquisition.

     Because of the inherent volatility of some of the business the Company underwrites, including catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company endeavors to manage this exposure by (i) attempting to limit its aggregate exposure in any particular geographic zone,
(ii) selective underwriting practices, (iii) diversification by geographic area and by lines and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance.

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

     Management believes unsatisfactory insurance and reinsurance results and continued industy consolidation have begun to have an effect on pricing and available capacity within the industry. Although Management had observed signs of improved pricing and reinsurance terms and conditions in renewals negotiations in the first nine months of 2001, it continued to believe that further improvement would be required in certain lines and markets for the industry as a whole to return to acceptable profitability. The terrorist attack of September 11, 2001 has generated the largest loss event in the history of the industry and has led to a significant reduction of capacity. A number of competitors have withdrawn from the marketplace, which further reduced available capacity. This reduction in capacity is occurring at a time where there is increased demand for insurance and reinsurance protection. As a result of the foregoing, management expects that the pace of improvements in terms and conditions will accelerate significantly. Nevertheless not all lines of business or markets will offer opportunities for profitable business. It is also likely that new entrants or the injection of new capital into the industry may create new competitors. Consequently, Management considers it prudent to pursue growth only in those areas it perceives will generate acceptable returns. Management believes that, through dedication to client service and a disciplined approach to underwriting, the Company provides a stable and reliable source of underwriting capacity to its clients.

Results of Operations - for the Nine Months ended September 30, 2001 and 2000

     In accordance with Statement of Financial Accounting Standard No. 128, the anti-dilutive effect of the exercise of in-the-money options and warrants should not be shown. This procedure is followed in the presentation of the Company's financial statements. However, Management believes that to facilitate comparison of results of current and prior periods, including the per share impact of the September 11 terrorist attack, the effects of stock options and warrants should be included in all periods.

     The following table shows diluted results per share for all periods as if in-the-money options and warrants were exercised (including 2001 in which the assumed exercise is anti-dilutive). In a press release dated November 6, 2001, Management also referred to the following per share amounts as results on a fully diluted basis. Amounts are shown in $ million, except per share data:

                                                                                           2001             2000
     ----------------------------------------------------------------------------------------------------------------
      Operating result available to common shareholders                                 $    (239.7)     $     164.5
      Net realized investment gains (losses), net of tax                                        7.5            (53.8)
     ----------------------------------------------------------------------------------------------------------------
      Net result available to common shareholders before cumulative
      effect of adopting new accounting standard                                             (232.2)           110.7
     ----------------------------------------------------------------------------------------------------------------
      Cumulative effect of adopting new accounting standard, net of tax                        27.8                -
     ----------------------------------------------------------------------------------------------------------------
      Net result available to common shareholders                                       $    (204.4)     $     110.7
     ----------------------------------------------------------------------------------------------------------------
      Impact of September 11 terrorist attack, net of tax                               $    (382.0)     $         -
     ----------------------------------------------------------------------------------------------------------------
      Operating earnings available to common shareholders adjusted for September 11           142.3                -
     ----------------------------------------------------------------------------------------------------------------
      Net income available to common shareholders adjusted for September 11                   177.6                -
     ----------------------------------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------------
      Operating result per common share assuming effect of anti-dilutive
      securities in 2001                                                                      (4.65)            3.26
      Net realized investment gains (losses) per common share, net of tax                      0.15            (1.07)
     ----------------------------------------------------------------------------------------------------------------
      Net result per common share before cumulative
      effect of adopting new accounting standard                                              (4.50)            2.19
     ----------------------------------------------------------------------------------------------------------------
      Cumulative effect of adopting new accounting standard, net of tax                        0.54                -
     ----------------------------------------------------------------------------------------------------------------
      Net result per common share                                                       $     (3.96)     $      2.19
     ----------------------------------------------------------------------------------------------------------------
      Impact of September 11 terrorist attack, net of tax                               $     (7.41)               -
     ----------------------------------------------------------------------------------------------------------------
      Operating earnings per common share adjusted for September 11                     $      2.76                -
     ----------------------------------------------------------------------------------------------------------------
      Net income per common share adjusted for September 11                                    3.45                -
     ----------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating earnings available to common shareholders for the nine months ended September 30, 2001 decreased by 246% compared to the nine months ended September 30, 2000, and net income available to common shareholders before the cumulative effect of adopting a new accounting standard for the nine months ended September 30, 2001 decreased 310% compared to the nine months ended September 30, 2000. Operating earnings available to common shareholders for the 2001 period were significantly adversely impacted by the attack of September 11. The Company incurred net losses relating to the terrorist attack of $400 million, $382 million after tax. In addition the Company's results were impacted by a high frequency of large events not related to the September 11 attack. While the first nine months of 2000 were free of major catastrophe losses, the operating results of the Company were impacted in that period by additional reserves for the late 1999 European Storms.

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

     Gross and net premiums written and net premiums earned for the nine months ended September 30, 2001 and 2000 were as follows ($ millions):

                                                2001                 2000
     -----------------------------------------------------------------------
     Gross premiums written                 $    1,449.3         $  1,141.4
     Net premiums written                        1,403.0            1,090.2

     Net premiums earned                         1,191.2              983.0
     -----------------------------------------------------------------------

     The increases in gross and net premiums written were primarily related to the combination of improved pricing conditions and further penetration in certain markets, particularly catastrophe and non-proportional business, and timing differences in the recognition of certain renewals and was mitigated by the sale of PartnerRe Life U.S., effective July 1, 2000. Written premiums were also impacted by the recognition of reinstatement premiums on certain treaties that were impacted by the attack of September 11. Reinstatement premiums totaled $10 million after allowing for the possibility of uncollectible amounts. The first six months of 2000 included gross and net premiums written and net premiums earned of $95.4 million, $85.9 million and $85.9 million, respectively, related to PartnerRe Life U.S.

     Because of variable market conditions in the reinsurance industry, the Company pursued premium growth only where market conditions met the Company's selective standards. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally are one to two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The distribution of net premiums written by line of business for the nine months ended September 30, 2001 and 2000 was as follows:

                                                   2001               2000
     ---------------------------------------------------------------------
                                                     %                  %
                 Catastrophe                        15                 13
                 Property                           23                 23
                 Casualty                           15                 13
                 Automobile                         15                 16
                 Aviation/Space                      5                  3
                 Marine                              2                  2
                 Agriculture                         7                  7
                 Credit/Surety                       6                  7
                 Life                                8                 13
                 Other                               4                  3
     ---------------------------------------------------------------------

     The distribution of gross premiums written is affected by seasonal patterns. In 2001, the Company has begun focusing on increasing its casualty business in selected markets, principally in the U.S., where Management feels there has been significant improvement in rates and terms. The disposition of PartnerRe Life U.S., effective July 1, 2000, resulted in a decrease in the proportion of the Life line of business in the nine months ended September 30, 2001 compared to the same period last year.

     The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the nine months ended September 30, 2001 and 2000 was as follows:

                                                   2001               2000
     ---------------------------------------------------------------------
                                                     %                  %
                 Non-life
                      Proportional                  48                 52
                      Non-Proportional              35                 26
                      Facultative                    8                  8
                 Life
                      Proportional                   8                 13
                      Non-Proportional               1                  1
     ---------------------------------------------------------------------

     The geographic distribution of gross premiums written for the nine months ended September 30, 2001 and 2000 was as follows:

                                                   2001               2000
     ---------------------------------------------------------------------
                                                     %                  %

                 North America                      43                 48
                 Europe                             40                 38
                 Asia, Australia, New Zealand       10                 10
                 Latin America and the Caribbean     6                  3
                 Africa                              1                  1
     ---------------------------------------------------------------------

     This above distribution shows that although premiums have grown in every area, the growth was more pronounced in Europe and Latin America and the Caribbean. Growth in the percentage of gross premiums written in Europe is almost fully offset by a decrease of the relative value of the Euro and other European currencies against the U.S. dollar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Losses and loss expenses incurred (and the corresponding ratios as a percentage of net premiums earned) and Life policy benefits incurred for the nine months ended September 30, 2001 and 2000 were as follows ($ millions):

                                                            2001         2000
        ------------------------------------------------------------------------
             Losses and loss expenses (Non-life only)    $  1,153.8    $  578.2
        ------------------------------------------------------------------------
             Loss ratio (Non-life only)                       107.5        68.8%

        ------------------------------------------------------------------------

        ------------------------------------------------------------------------
             Life policy benefits                        $    115.2    $  155.4
        ------------------------------------------------------------------------


     The increase in losses and loss expenses for the first nine months of 2001 compared to the first nine months of 2000 resulted primarily from growth in the business earned by the Company and the attack of September 11. The Company incurred net losses relating to the terrorist attack of $400 million, $382 million after tax. In addition the Company's results were impacted by a high frequency of large events not related to the September 11 attack, including Tropical Storm Nari, a chemical plant explosion in Toulouse, France, a large surety loss and an oil refinery fire. These events resulted in incremental losses of $25 million, pre tax, for the quarter. In the first six months of 2001, the Company's results were impacted by the high frequency of storms in the U.S., including Tropical Storm Allison, which generated losses of approximately $10 million, before tax, above expected levels. In addition, the Company was impacted by incremental claims of approximately $5 million, before tax, in life reinsurance, primarily due to a late notice of loss for a contract that was previously cancelled. While the first nine months of 2000 were free of major catastrophe losses, the operating results of the Company were impacted by additional reserves for the late 1999 European Storms. The decrease in life policy benefits resulted primarily from the sale of PartnerRe Life U.S. effective July 1, 2000.

     Underwriting expenses include acquisition costs (primarily brokerage, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and other operating expenses. Underwriting expenses (and the corresponding expense ratios for the Non-life business) for the nine-month periods ended September 30, 2001 and 2000 were as follows ($ millions):

                                                          2001         2000
        ------------------------------------------------------------------------
             Acquisition costs                          $  268.2     $  230.4
             Other operating expenses                       86.4         70.1
        ------------------------------------------------------------------------
             Total underwriting expenses                 $ 354.6     $  300.5
        ------------------------------------------------------------------------

        ------------------------------------------------------------------------
             Acquisition expense ratio                      23.1 %       24.1 %
             Other operating expense ratio                   7.3          7.2
        ------------------------------------------------------------------------
             Expense ratio (Non-life only)                  30.4 %       31.3 %
        ------------------------------------------------------------------------

     The increase in the acquisition costs for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 resulted primarily from growth in the Company's business earned and was mitigated by the sale of PartnerRe Life U.S. and a shift in the mix of business from proportional to non-proportional business which has a lower acquisition expense ratio. The decrease in the Non-life acquisition expense ratio was due, principally, to the shift from proportional business to non-proportional business. The increase in other operating expenses and the other operating expense ratio for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 resulted primarily from investments in infrastructure and information systems to support the Company's growth.

     Net foreign exchange gains amounted to $8.4 million for the nine-month period ended September 30, 2001 compared to $3.5 million in the comparable period of 2000. Foreign exchange gains and losses are a function of the relative value between the U.S. dollar and other currencies in which the Company does business. The Company hedges the five primary currencies in which it conducts business. The first nine months of 2001 were impacted by the movement in the relative value of the non-hedged currencies in which the Company transacts business. The majority of these currencies decreased in value relative to the dollar during the first nine months resulting in a gain for the period. To the extent the Company employs derivatives designated as "fair value hedges" or as "no hedge designation", the Company records foreign exchange gains and losses on the underlying hedged assets or liabilities and the related derivative instruments in net realized investment gains (losses).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Investment Results

         Net investment income and net realized investment gains (losses), for the nine-month periods ended September 30, 2001 and 2000 were as follows ($ millions):

                                                                                     2001                2000
          ------------------------------------------------------------------------------------------------------
           Net investment income                                                 $   181.1            $  218.5
           Net realized investment gains (losses)                                     14.2               (51.9)
          ------------------------------------------------------------------------------------------------------

        Net investment income for the nine months ended September 30, 2001 decreased by 17% compared to the 2000 period primarily due to the sale of PartnerRe Life U.S., the negative influence of the weakening of the Euro against the US dollar, and a general decrease in interest rates accompanied by an acceleration of prepayments on callable debt instruments that resulted in the reinvestment of proceeds at lower interest rates. The decrease due to the sale of PartnerRe Life U.S. was partially offset by the investment income earned on the proceeds of the sale. Net realized investment gains (losses) on sales of investments are a function of the timing of disposition of available for sale fixed maturities and equity securities, changes in market values of trading securities and the net ineffectiveness of the Company's hedging activity discussed above.

Results of Operations - for the Three months ended September 30, 2001 and 2000

        In accordance with Statement of Financial Accounting Standard No. 128, the anti-dilutive effect of the exercise of in-the-money options and warrants should not be shown. This procedure is followed in the presentation of the Company's financial statements. However, Management believes that to facilitate comparison of results of current and prior periods, including the per share impact of the September 11 terrorist attack, the effects of stock options and warrants should be included in all periods.

        The following table shows diluted results per share for all periods as if in-the-money options and warrants were exercised (including 2001 in which the assumed exercise is anti-dilutive). In a press release dated November 6, 2001, Management also referred to the following per share amounts as results on a fully diluted basis. Amounts are shown in $ millions, except per share data:

                                                                                                  2001         2000
          ------------------------------------------------------------------------------------------------------------
          Operating result available to common shareholders                                $     (342.8)  $      53.6
          Net realized investment losses, net of tax                                               (0.7)         (7.7)
          ------------------------------------------------------------------------------------------------------------
          Net result available to common shareholders                                      $     (343.5)         45.9
          ------------------------------------------------------------------------------------------------------------
          Impact of September 11 terrorist attack, net of tax                                    (382.0)            -
          ------------------------------------------------------------------------------------------------------------
          Operating earnings available to common shareholders adjusted for September 11            39.2             -
          ------------------------------------------------------------------------------------------------------------
          Net income available to common shareholders adjusted for September 11                    38.5             -
          ------------------------------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------
          Operating result per common share assuming effect
          of anti-dilutive securities in 2001                                              $      (6.65)  $      1.06
          Net realized investment losses per common share, net of tax                             (0.02)        (0.16)
          ------------------------------------------------------------------------------------------------------------
          Net result per common share                                                      $      (6.67)  $      0.90
          ------------------------------------------------------------------------------------------------------------
          Impact of September 11 terrorist attack, net of tax                                     (7.41)            -
          ------------------------------------------------------------------------------------------------------------
          Operating earnings per common share adjusted for September 11                            0.76             -
          ------------------------------------------------------------------------------------------------------------
          Net income per common share adjusted for September 11                                    0.75             -
          ------------------------------------------------------------------------------------------------------------


         The third quarter of 2001 was significantly adversely affected by the attack of September 11. The Company incurred net losses relating to the terrorist attack of $400 million, $382 million after tax. In addition, the Company's results were impacted by a high frequency of large events not related to the September 11 attack. While the three months ended September 30, 2000 were free of major catastrophe losses, the operating results of the Company were impacted by a high frequency of non-catastrophe losses in the $1 million to $5 million range.

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

     Gross and net premiums written and net premiums earned for the three months ended September 30, 2001 and 2000 were as follows ($ millions):

                                                                                                   2001                2000
          ------------------------------------------------------------------------------------------------------------------
          Gross premiums written                                                            $     412.2          $    317.6
          Net premiums written                                                                    394.2               304.7

          Net premiums earned                                                                     415.5               313.3
          ------------------------------------------------------------------------------------------------------------------


     The increases in gross and net premiums written were primarily related to the combination of improved pricing conditions and further penetration in certain markets, particularly catastrophe and non-proportional business and timing differences in the recognition of certain renewals. Written premiums were also impacted by the recognition of reinstatement premiums on certain treaties that were impacted by the attack of September 11. Those reinstatement premiums totaled $10 million after allowing for the possibility of uncollectible amounts.

     Because of variable market conditions in the reinsurance industry, the Company pursued premium growth only where market conditions met the Company's selective standards. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally are one to two years.

     The distribution of net premiums written by line of business for the three months ended September 30, 2001 and 2000 was as follows:

                                                                                                   2001                2000
          ------------------------------------------------------------------------------------------------------------------
                                                                                                      %                   %
                            Catastrophe                                                              11                   7
                            Property                                                                 23                  28
                            Casualty                                                                 14                  13
                            Automobile                                                               16                  20
                            Aviation/Space                                                            5                   5
                            Marine                                                                    3                   2
                            Agriculture                                                               9                   9
                            Credit/Surety                                                             7                   8
                            Life                                                                      8                   6
                            Other                                                                     4                   2
          ------------------------------------------------------------------------------------------------------------------


         The distribution of gross premiums written is affected by seasonal patterns. In 2001, the Company, principally in the U.S., has begun focusing on increasing its casualty business in selected markets where Management feels there has been significant improvement in rates and terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the three months ended September 30, 2001 and 2000 was as follows:

                                                                                        2001                2000
-----------------------------------------------------------------------------------------------------------------
                                                                                           %                   %
                  Non-life
                        Proportional                                                      63                  67
                        Non-Proportional                                                  20                  19
                        Facultative                                                        8                   8
                  Life

                        Proportional                                                       9                   6
                        Non-Proportional                                                   -                   -
-----------------------------------------------------------------------------------------------------------------


The geographic distribution of gross premiums written for the three months ended September 30, 2001 and 2000 was as follows:

                                                                                        2001                2000
-----------------------------------------------------------------------------------------------------------------
                                                                                           %                   %

                  North America                                                           42                  47
                  Europe                                                                  37                  36
                  Asia, Australia, New Zealand                                            12                  13
                  Latin America and the Caribbean                                          8                   3
                  Africa                                                                   1                   1
-----------------------------------------------------------------------------------------------------------------

         This above distribution shows that although premiums have grown in every area, the growth was more pronounced in Europe and Latin America and the Caribbean. Growth in the percentage of gross premiums written in Europe is almost fully offset by a decrease of the relative value of the Euro and other European currencies against the U.S. dollar.

         Losses and loss expenses incurred (and the corresponding ratios as a percentage of net premiums earned) and Life policy benefits incurred for the three months ended September 30, 2001 and 2000 were as follows ($ millions):

                                                                                   2001                2000
--------------------------------------------------------------------------------------------------------------
                  Losses and loss expenses  (Non-life only)                $       679.5         $    203.5
--------------------------------------------------------------------------------------------------------------
                  Loss ratio (Non-life only)                                       178.1               69.0%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                  Life policy benefits                                     $        31.2         $     18.6
--------------------------------------------------------------------------------------------------------------


         The increase in losses and loss expenses for the three months ended September 30, 2001 compared to the same period last year resulted primarily from growth in the business earned by the Company and the attack of September 11. The Company incurred net losses relating to the terrorist attack of $400 million, $382 million after tax. In addition, the Company's results were impacted by a high frequency of large events not related to the September 11 attack, including Tropical Storm Nari, a chemical plant explosion in Toulouse, France, a large surety loss and an oil refinery fire. These events resulted in incremental losses of $25 million, pre tax, for the quarter. The three months ended September 30, 2000 were free of major catastrophe losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Underwriting expenses include acquisition costs (primarily brokerage, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and other operating expenses. Underwriting expenses (and the corresponding expense ratios for the Non-life business) for the three-month periods ended September 30, 2001 and 2000 were as follows ($ millions):

                                                                                                     2001                2000
          ------------------------------------------------------------------------------------------------------------------------
                            Acquisition costs                                                  $     96.8          $     73.9
                            Other operating expenses                                                 29.4                23.2
          ------------------------------------------------------------------------------------------------------------------------
                            Total underwriting expenses                                        $    126.2          $     97.1
          ------------------------------------------------------------------------------------------------------------------------

          ------------------------------------------------------------------------------------------------------------------------
                            Acquisition expense ratio                                                23.5%               23.4%
                            Other operating expense ratio                                             7.1                 7.1
          ------------------------------------------------------------------------------------------------------------------------
                            Expense ratio (Non-life only)                                            30.6%               30.5%
          ------------------------------------------------------------------------------------------------------------------------


          The increase in the acquisition costs for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 resulted primarily from the growth in the Company's business earned. The increase in other operating expenses for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 resulted primarily from investments in the infrastructure and information systems to support the Company's growth.

          Net foreign exchange gains amounted to $8.2 million and $3.3 million for the three months ended September 30, 2001 and 2000, respectively. Foreign exchange gains and losses are a function of the relative value between the U.S. dollar and other currencies in which the Company does business. The Company hedges the five primary currencies in which it conducts business. The third quarter of 2001 was impacted by the movement in the relative value of the non-hedged currencies in which the Company transacts business. The majority of these currencies decreased in value relative to the dollar during the quarter resulting in a gain for the quarter. To the extent the Company employs derivatives designated as "fair value hedges" or as "no hedge designation", the Company records foreign exchange gains and losses on the underlying hedged assets or liabilities and the related derivative instruments in net realized investment gains (losses).

     Investment Results

          Net investment income and net realized investment gains (losses) for the three-month periods ended September 30, 2001 and 2000 were as follows ($ millions):

                                                                                                  2001            2000
           -------------------------------------------------------------------------------------------------------------
            Net investment income                                                               $  60.3          $  62.1
            Net realized investment losses                                                         (0.4)            (6.5)
           -------------------------------------------------------------------------------------------------------------

         Net investment income for the three months ended September 30, 2001 decreased by 3% compared to the 2000 period primarily due to the negative influence of the weakening of the Euro against the US dollar and a general decrease in interest rates accompanied by an acceleration of prepayments on callable debt instruments that resulted in the reinvestment of proceeds at lower interest rates. Furthermore, investment income attributed to the Life operations is down by $2.5 million and this was entirely due to one annuity contract where all the investment income was credited to the policyholders, resulting in a nil impact on the Company's net income. Net realized investment gains (losses) on sales of investments are a function of the timing of disposition of available for sale fixed maturities and equity securities, changes in market values of trading securities and the net ineffectiveness of the Company's hedging activity discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Currency

          The Company's functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company's most significant foreign currency exposure is to the Euro. The Euro decreased in value by 3% in the first nine months of 2001 (from .94 to .91 U.S. dollar per Euro) thereby increasing the aggregate currency translation loss of $45.7 million at December 31, 2000 to $53.4 million at September 30, 2001.

          The value of the U.S. dollar strengthened approximately 3% against the Euro, 5% against the Canadian dollar, and 4% against the Japanese Yen in the first nine months of 2001 and, since a significant proportion of the Company's assets and liabilities is expressed in these currencies, there was a corresponding reduction in the value of these assets and liabilities expressed in U.S. dollar terms.

Financial Condition and Liquidity and Capital Resources

          Shareholders' Equity and Capital Management

          Shareholders' equity at September 30, 2001 was $1,759.0 million compared to $2,086.0 million at December 31, 2000. The major factors influencing the level of shareholders' equity in the nine-month period ended September 30, 2001 were:

          .    net loss of $189.4 million;
          .    dividend payments of $56.1 million;
          .    a net decrease in common shares and additional paid-in capital of
               $0.1 million, due to the issue and repurchase of common shares;
          .    the $7.7 million negative effect of the currency translation adjustment  resulting  from the  strengthening  of the U.S.
               dollar against the Euro; and
          .    a $73.8 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity.

          The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the nine-month period ended September 30, 2001, the Company repurchased 52,000 common shares at an aggregate purchase price of $1.8 million. As of September 30, 2001, approximately 4.2 million shares remain authorized for repurchase under the Company's current repurchase program. The Company has filed a shelf registration on form S-3 that became effective November 1, 2001. Under this shelf registration, the Company can raise up to $600 million of new capital.

          Assets

          At September 30, 2001, total assets were $6,499.6 million compared to total assets of $6,091.3 million at December 31, 2000. Total invested assets, including cash and cash equivalents, were $3,954.0 million as at September 30, 2001 compared to $3,882.1 million at December 31, 2000. The major factors influencing the change in cash and invested assets in the nine-month period ended September 30, 2001 were:

          .    net cash provided by operating activities of $277.4 million;
          .    decrease in unsettled security trades of $92.1 million;
          .    dividend payments totaling $56.1 million;
          .    net cash paid for the issue and repurchase of common shares aggregating $0.1 million;
          .    decrease in net unrealized gains on investments of $48.8 million, net of realized gains or losses on securities sold; and
          .    the negative impact of the stronger U.S. dollar relative to the
               Euro as it relates to the conversion of PartnerRe SA's investments and cash balances into U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


          At September 30, 2001, fixed maturities, short-term investments and cash and cash equivalents had an average expected duration of 3.4 years compared to 3.7 as at December 31, 2000. As at September 30, 2001, approximately 92% of the fixed income portfolio was rated investment grade (BBB- or higher), compared to 93% as at December 31, 2000.

          The Company's investment strategy is unchanged from previous years, although the continuing evolution of the Company in the last four years into a global multi-line reinsurer has affected the construction and composition of the investment portfolio. The Company's investment philosophy distinguishes between those assets that are matched against existing liabilities ("liability funds") and those that are part of shareholders' equity ("capital funds"). Liability funds are invested in investment grade fixed income securities and are generally matched in currency and duration or otherwise hedged to the estimated liabilities in a way that seeks to immunize the Company against changes in the general level of interest rates or the relative valuation of currencies. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in common stocks, preferred stocks, convertible securities, high yield debt and other asset classes that offer potentially higher returns.

          At September 30, 2001, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 5.2 % compared to 6.2% as at December 31, 2000. The decrease in average yield to maturity was primarily due to a downward shift of the yield curve both in the U.S. and in most developed markets. However, the Company has slightly repositioned its portfolio during the first nine months of 2001, which has mitigated the decrease in the yield to maturity at market.

          Liabilities

          The Company has recorded Non-life reserves for unpaid losses and loss expenses of $2,931.5 million and $2,386.0 million at September 30, 2001 and December 31, 2000, respectively. The increase is primarily due to the losses recorded by the Company in relation to the September 11 attack and the significant influence of exchange rates as discussed above. Policy benefits reserves for Life and annuity contracts were $743.4 million and $673.1 million at September 30, 2001 and December 31, 2000, respectively. The increase in the value of policy benefits for Life and annuity contracts as at September 30, 2001 compared to December 31, 2000, resulted primarily new product introductions.

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

          Liquidity

          Cash flow from operations for the nine months ended September 30, 2001 increased to positive $277.4 million from negative $30.8 million in the same period in 2000. This increase is primarily attributable to payments related to large catastrophe losses, particularly on the European Storms, incurred in the first nine months of 2000.

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

          None.


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

   (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

          3.1   Amended Memorandum of Association.*

          3.2   Amended and Restated Bye-laws. *

          4.1   Specimen Common Share Certificate. **

          4.2   Specimen Class A Warrant.***

          4.3   Specimen Class B Warrant.***

          4.4 Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares. /\

          4.5 Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares. /\

          11.1 Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

          15    Letter Regarding Unaudited Interim Financial Information.

          23.1  Awareness letter from Deloitte & Touche (included in 15).


   (b)    Reports on Form 8-K.

          Current Report on Form 8-K Filed on September 25, 2001, under item 5 thereof.

          Current Report on Form 8-K Filed on October 3, 2001, under item 5 thereof.

          Current Report on Form 8-K Filed on October 29, 2001, under item 5 thereof.

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

/\ Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PartnerRe Ltd.
                                          --------------------------------------
                                           (Registrant)



Date:  November 6, 2001                    By:  /s/ Patrick A. Thiele
       ----------------------------       --------------------------------------
                                           Name:   Patrick A. Thiele
                                           Title:  President & Chief
                                                   Executive Officer



Date:  November 6, 2001                    By:  /s/ Albert A. Benchimol
       ----------------------------       --------------------------------------
                                           Name:   Albert A. Benchimol
                                           Title:  Executive Vice-President &
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                           Exhibit
------                           -------

3.1            Amended Memorandum of Association. *

3.2            Amended and Restated Bye-laws.*

4.1            Specimen Common Share Certificate. **

4.2            Specimen Class A Warrant.***

4.3            Specimen Class B Warrant.***

4.4            Specimen Share Certificate for the 8% Series A
               Cumulative Preferred Shares./\

4.5            Certificate of Designation, Preferences and Rights of
               8% Series A Cumulative Preferred Shares./\

11.1           Statements Regarding Computation of Net Income Per
               Common and Common Equivalent Share.

15             Letter Regarding Unaudited Interim Financial Information.

23.1           Awareness letter from Deloitte & Touche (included in 15).




_________________

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

/\ Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.