Form 10-K405
period 2001-12-31
PARTNERRE LTD
filed 2002-03-29
CIK 911421

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from      to           .

                         Commission file number 0-2253

                                PartnerRe Ltd.
            (Exact name of Registrant as specified in its charter)

                       Bermuda                         Not Applicable
            (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)          Identification No.)

        96 Pitts Bay Road, Pembroke, Bermuda                HM 08
      (Address of principal executive offices)           (Zip Code)

                                (441) 292-0888
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
                 Title of each class                    which registered
                 -------------------                    ----------------
           Common Shares, $1.00 par value            New York Stock Exchange
          8% Series A Cumulative Preferred           New York Stock Exchange
               Shares, $1.00 par value
           8% Premium Equity Participating           New York Stock Exchange
           Security Units, $1.00 par value
        PartnerRe Capital Trust I, 7.9% Trust        New York Stock Exchange
   Originated Preferred Securities, $1.00 par value

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002 was $2,082,569,849 based on the closing sales prices of the Registrant's common shares of $55.10 on that date.

   The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 15, 2002 was 50,239,670.

Documents Incorporated by Reference:

                                                               Part(s) Into
                                                                  Which
                             Document                          Incorporated
                             --------                          ------------
     (1) 2001 Annual Report to Shareholders mailed to            Part II
         shareholders on or about March 30, 2002 (the "2001
         Annual Report"). With the exception of the sections
         of the 2001 Annual Report specifically incorporated
         by reference herein, the 2001 Annual Report is not
         deemed to be filed as part of this Form 10-K.
     (2) Proxy Statement to be used in conjunction with the      Part III
         Annual General Meeting of Shareholders to be held May
         21, 2002 (the "Proxy Statement"). With the exception
         of sections of the Proxy Statement specifically
         incorporated by reference herein, the Proxy Statement
         is not deemed to be filed as part of this Form 10-K.

                               TABLE OF CONTENTS

PART I                                                                                         Page
                                                                                               ----
Item 1.  Business.............................................................................    3
Item 2.  Properties...........................................................................   15
Item 3.  Legal Proceedings....................................................................   15
Item 4.  Submission of Matters to a Vote of Security Holders..................................   15

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters...................   16
Item 6.  Selected Consolidated Financial Data.................................................   16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................   16
Item 8.  Financial Statements and Supplementary Data..........................................   16
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   16

PART III

Item 10. Directors and Executive Officers of the Company......................................   17
Item 11. Executive Compensation...............................................................   17
Item 12. Security Ownership of Beneficial Owners and Management...............................   17
Item 13. Certain Relationships and Related Transactions.......................................   17

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................   18

                                    PART I

ITEM 1.  BUSINESS

General

   PartnerRe Ltd. (the "Company") provides multi-line reinsurance to insurance companies on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. ("Partner Reinsurance Company"), PartnerRe SA (formerly known as SAFR PartnerRe) and Partner Reinsurance Company of the U.S. ("PartnerRe U.S."). Risks reinsured include, but are not limited to, property, catastrophe, agriculture, automobile, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines and life/annuity and health.

   The Company was incorporated on August 24, 1993 under the laws of Bermuda for the purpose of holding all the outstanding shares of Partner Reinsurance Company, a provider of catastrophe and other non-casualty reinsurance to insurance companies on a worldwide basis, and PartnerRe Services Ltd. ("PartnerRe Services"), which provides underwriting and administrative services to Partner Reinsurance Company. The Company commenced operations in November 1993, upon completion of the sale of common shares and warrants pursuant to subscription agreements and an initial public offering. On July 10, 1997, the Company completed the acquisition of PartnerRe SA and on December 23, 1998, the Company completed the acquisition of Winterthur Re (together the "Acquisition"). On August 4, 2000, the Company concluded the sale of PartnerRe Life Insurance Company of the U.S. and its subsidiaries Republic-Vanguard Life Insurance Company, Investors Insurance Corporation and Investors Marketing Group, Inc. (collectively, "PartnerRe Life U.S."), to SCOR Group.

Business Strategy

   Because the world reinsurance market has undergone significant consolidation in recent years, management believes that many insurance companies are concerned about the limited number of reinsurers available which meet their program requirements. Management believes that it has created a new choice in global reinsurance. The Company has sought to maximize the benefits of diversification through its acquisitions of PartnerRe SA and Winterthur Re. The Company's global market presence has expanded significantly and the Company has an opportunity to develop new client relationships and broader penetration with existing customers. The Company seeks to capitalize on the efficiencies of scale and capital utilization which come from operating on a multi-line basis. Management believes the Company has sustainable competitive advantages in its specialty areas, which include catastrophe reinsurance, agriculture, credit/surety, aviation and marine. Accordingly, the Company has adopted the following business strategy:

   Expand market presence and create new client relationships. In the last four years, the Company's global market presence and client reach have expanded significantly. Management believes that it is important for the Company to continue to attract resources and to build the infrastructure necessary to capitalize on future market opportunities. Although conditions remain very competitive, management intends to selectively pursue opportunities to expand the Company's capabilities in the United States and elsewhere.

   Achieve broader penetration of existing client bases through cross-selling opportunities. Management plans to pursue cross-selling opportunities through targeted marketing and the transfer of skills and knowledge within the PartnerRe Group (the "Group"), which management believes create global synergies and broader penetration of the combined client base.

   Commitment to financial strength and security. Management believes that the Company is well capitalized and that its financial strength creates a competitive advantage in retaining and attracting business. At December 31, 2001, the Company's shareholders' equity was $1.7 billion and its total capitalization was $2.4 billion. The Company seeks to maintain its sound financial position through its selective underwriting practices, careful monitoring of risk exposure accumulations, conservative reserving policies and a high quality investment portfolio. Management believes that the Company's capitalization demonstrates financial security to insurance companies and brokers and enables the Company to provide consistent capacity to clients on a long-term basis, to compete with other reinsurers for preferred business and to have greater influence in setting the pricing and other terms of reinsurance treaties.

   Commitment to capital management and stabilization of earnings through diversification. The Company seeks to manage its capital base prudently by considering both its risk exposure accumulations as well as future growth opportunities among existing business lines. The Company emphasizes liquidity, quality and capital preservation in its investment portfolio and regularly evaluates the capital needed to support its business. Moreover, management believes that the use of the Company's capital over more broadly diversified business lines has the potential to provide enhanced stability of earnings. As part of its diversification strategy, the Company hopes to develop innovative products with a focus on client solutions.

   Disciplined underwriting process and active management of risks. The Company employs a disciplined, analytical underwriting process that is based on monitoring and actively managing and diversifying its risk exposure by geographic zones and perils. In addition, the Company employs actuarial pricing and reserving models and expertise to evaluate the array of risks underwritten. The Company intends to maintain its underwriting standards throughout the organization.

   Access business directly and through brokers. The Company continues to develop relationships with a group of core clients and plans to provide substantial and consistent capacity directly and through brokers on a long-term basis. The Company underwrites business submitted by brokers for those cedents with whom reinsuring through brokers has developed as the customary method of transacting reinsurance business. Management believes that the Company's ability to write reinsurance through both direct and broker channels provides significant business opportunities and a competitive advantage in the current reinsurance environment. In addition, the Company will continue to seek to implement its policy of maintaining direct contacts with all clients, regardless of how the client is accessed.

   Emphasis on specialization in catastrophe, agriculture, credit/surety, aviation and marine reinsurance. Management believes that Partner Reinsurance Company's commitment to the catastrophe reinsurance market has been and will be an important factor in its ability to obtain business and establish long-term relations with clients. The specialty underwriting skills, including agriculture, credit and surety, aviation and marine, obtained through its acquisitions further enhance the Company's ability to develop longer-term relationships with insurance companies and brokers, generally allowing the Company to have greater influence in negotiating reinsurance terms, attachment points and premium rates. The Company reviews its authorized catastrophe event exposure regularly.

Reinsurance Operations

General

   The Company serves clients in over one hundred countries who are principally served from locations in Bermuda, Hong Kong, Greenwich (Connecticut), Oslo, Paris, Seoul, Singapore, Tokyo, Toronto and Zurich. The Company's reinsurance operations are carried out through three main subsidiaries, Partner Reinsurance Company in Bermuda (which also operates branches in Switzerland, Singapore, Hong Kong and Labuan), PartnerRe SA in Paris (which also operates branches in Canada), and PartnerRe U.S. in Greenwich, Connecticut. Through these subsidiaries the Company provides reinsurance of non-life (or property-casualty) and life risks of ceding companies (or primary insurers) through treaties or on a facultative basis, on either a proportional or non-proportional basis.

   In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the ceding company a commission which is generally based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor.

   Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a "level" or "retention". Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program" and is typically placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the upper limit of the program reverts to the ceding company.

   Facultative reinsurance (proportional or non-proportional) is the reinsurance of individual risks. The reinsurer separately rates and underwrites each risk rather than assuming all or a portion of a class of risks as in the case of treaty reinsurance.

   The Company's global multi-line reinsurance business is written across several different lines, categorized into the following main areas: Property, Casualty, Specialty Lines and Life, Annuity and Health.

   Property--Property business provides reinsurance coverage to insurers for property damage or business interruption losses resulting from fires, catastrophes and other perils covered in industrial and commercial property and homeowners policies and is written predominantly on a treaty proportional basis, and to a lesser degree on a non-proportional and facultative basis. Property reinsurance contracts are generally "all risk" in nature. The Company's most significant exposure is typically to losses from windstorm and earthquake, although the Company is exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other potential disasters. The Company's predominant exposure under these property coverages is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under a property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company's property reinsurance treaties generally exclude certain risks such as war, nuclear contamination, radiation or environmental pollution. This segment includes the Company's historically significant Catastrophe business which is written primarily by Partner Reinsurance Company.

   Casualty--The casualty business encompasses both proportional and non-proportional third party liability coverages and includes automobile reinsurance covering third party liability and property damage risks arising from both private passenger and commercial fleet auto coverage written by cedents. Automobile business is written predominantly on a proportional basis.

   Specialty Lines--This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, marine, aviation and space, credit and surety, and miscellaneous lines.

       Agriculture--The Company reinsures, on a proportional and non-proportional basis, risks such as flood, drought, hail and disease related to crops, livestock and aquaculture. In February 2000, the Company expanded its agricultural reinsurance service capabilities through the addition of a professional team from Agricultural Risk Management Ltd., a subsidiary of Aon Risk Services. Through this initiative, the Company is responding to growing demand for specialist risk management in agriculture, forestry, horticulture, livestock and aquaculture and reinsurance services in agriculture.

       Marine, Aviation and Space--The marine business relates to hull, cargo, transit and offshore oil and gas operations and is written mainly on a proportional basis. The aviation business relates to airline and general aviation risks and space business relates to coverages for satellite assembly, launch and operation for commercial space programs.

       Credit and Surety--Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers and the surety line relates primarily to bonds and other forms of security written by specialized surety insurers.

   Life, Annuity and Health--Life treaties written provide reinsurance coverage with respect to individual and group life and health risks to primary life insurers and pension funds. Annuity treaties provide reinsurance coverage to insurers who issue annuity contracts offering long-term retirement benefits to consumers who seek protection against outliving their financial resources. This business is written on both a proportional and non-proportional basis, primarily through treaty arrangements.

   The Company's business is produced both through brokers and through direct relationships with insurance companies. In North America most business is written through intermediaries while in the rest of the word most business is written on a direct basis.

   During the year ended December 31, 2001, the Company had only two client or broker relationships which accounted for 10% or more of its gross premiums written; these relationships, with Guy Carpenter, a member of the Marsh & McLennan Group, and Aon Group, accounted for approximately $318 million, or 17% of total gross premiums written and $206 million or 11% of total gross premiums written, respectively.

   The Company's business is geographically diversified with premiums being written in over one hundred countries. See Note 18 to the Consolidated Financial Statements in the 2001 Annual Report for additional disclosure of the geographic distribution of gross premiums.

Underwriting, Risk Management and Retrocession

  Underwriting

   The Company's underwriting is conducted through specialized underwriting teams with the support of technical staff in disciplines such as actuarial, claims, legal, risk management and finance. The Company employs a matrix organization whereby the core underwriting operations are managed by teams of "Client Partners", who generally are responsible for geographic zones, client service and targeting new opportunities in those markets, and "Technical Partners", who are responsible for specialty lines or classes of business. Technical Partners and their teams work closely with the Client Partners and provide technical expertise in the following areas: property (including catastrophe), casualty (including automobile), agriculture, marine, aviation and space, credit and surety, miscellaneous lines (which includes "global risks" and "new solutions") and life/annuity and health.

   The Company's underwriters generally speak the local language and/or are native to their country or area of specialization. They seek to develop close working relationships with their ceding company counterparts through regular visits and to gather detailed information about the cedent's business and about the local market conditions and practices. As part of the underwriting process, the Company also focuses on the reputation and quality of the proposed cedent, the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business and the cedent's market share, historical loss data for the cedent and, where available, historical loss data for the industry as a whole in the relevant regions, in order to compare the cedent's historical loss experience to industry averages, and to gauge the perceived financial strength of the cedent. The Company seeks to train underwriters extensively and maintain continuity of underwriters within specific geographic markets and areas of specialty.

   The Company is party to various agreements with Swiss Re, pursuant to which Swiss Re has granted the Company a license to use certain proprietary intellectual property of Swiss Re, including Swiss Re's computer-based rating and control software, and has provided the Company with access to Swiss Re's historical database containing reinsurance-related information and Swiss Re's research regarding disasters and natural catastrophes. See Item 13--"Certain Relationships and Related Transactions".

  Underwriting Risk and Exposure Controls

   Because the Company underwrites volatile lines of business such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company endeavors to manage its exposure to catastrophic losses and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification by geographic area and by types and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance.

   The Company generally underwrites risks with specified limits per treaty program. Like other reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as windstorm, flood or earthquake, or another catastrophe such as conflagration. Any such catastrophic event could generate insured losses in one or many of the Company's reinsurance treaties and facultative contracts in one or more lines of business. The Company considers such event scenarios as part of its evaluation and monitoring of its aggregate exposures to catastrophic events including the property-catastrophe business. The Company reinsures a portion of the risks it underwrites in an effort to control its exposure to losses and to mitigate the effect of any single major event or the frequency of medium-sized claims. See "Retrocessions".

  Retrocessions

   The Company uses retrocessional agreements to reduce its exposure on certain property and casualty reinsurance risks assumed. These agreements provide for recovery of a portion of losses and loss adjustment expenses from retrocessionaires. The Company also utilizes retrocessions in the life reinsurance area to manage the amount of per-event and per-life risks to which it is exposed.

   The Company remains liable to the extent the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to a credit risk in all cases and to aggregate loss limits in certain cases. Reinsurance losses recoverable (from retrocessionaires) are reported after allowances for uncollectible amounts. The Company holds collateral, including escrow funds, securities and letters of credit, as retrocedent under certain retrocessional agreements. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit agency ratings being important criteria. Provisions are made for amounts considered potentially uncollectible. At December 31, 2001, the allowance for uncollectible reinsurance recoverable was $17 million.

  Claims

   In addition to managing and settling reported claims and conferring with ceding companies on claims matters, the Company conducts periodic audits of specific claims and the overall claims procedures at the offices of ceding companies. The Company attempts to evaluate the ceding company's adjusting techniques and reserve adequacy and whether it follows proper claims processing procedures. The Company also provides recommendations regarding procedures and processing to the ceding company.

   Within the claims department there is a special unit which provides central supervision and management of long-tail liability claims, including those related to environmental and similar exposures. See "Reserves--Asbestos, Environmental and Other Exposures".

Reserves

  General

   Loss reserves represent estimates of amounts an insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances known at the time the loss reserves are established. It is possible that the ultimate liability may exceed or be less than such estimates. The estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, frequency and other variable factors such as inflation. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Despite such adjustments, the ultimate liability may exceed or be less than the revised estimates.

   Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and not yet reported claims and related expenses on losses that have already occurred.

   As part of the reserving process, insurers and reinsurers review historical data and anticipate the impact of various factors such as legislative enactments and judicial decisions that may tend to affect potential losses from casualty claims, changes in social and political attitudes that may increase exposure to losses, mortality and morbidity trends and trends in general economic conditions. This process assumes that past experience, adjusted for the effects of current developments, is an appropriate basis for anticipating future events. The reserving process implicitly recognizes the impact of inflation and other factors affecting losses by taking into account changes in historical claim patterns and perceived trends. There is no precise method, however, for subsequently evaluating the impact of any specific item on the adequacy of reserves, because the eventual deficiency or redundancy of reserves is affected by many factors.

   Liabilities for loss and loss expenses (non-life) include reserves for unpaid reported losses and loss expenses and for losses incurred but not reported ("IBNR"). Such reserves are estimated by management based upon reports received from ceding companies, supplemented by the Company's own actuarial estimates of reserves for which ceding company reports have not been received utilizing the Company's historical experience. To the extent that the Company's historical experience and data are inadequate for estimating reserves, such estimates may be actuarially determined based upon industry experience and management's judgment. The estimates are continually reviewed and as adjustments to these reserves become necessary, such adjustments are reflected as incurred losses in the current consolidated statement of operations and comprehensive income. Annual actuarial reviews of the Company's reserves are conducted by actuaries employed by the Company, with less intensive reviews being conducted quarterly.

   Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies supplemented by the Company's best actuarial estimates of mortality, morbidity, persistency and investment income, with appropriate provision for adverse deviation. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Liabilities for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts range from 2.0% to 6.5%. Actual experience for a particular period may vary from assumed experience and, consequently, may affect the Company's operating results in future periods.

   In September 2001, the Company commuted a guaranty from the AGF Group relating to loss development on U.S. casualty exposures arising from business written prior to January 1, 1992 by certain companies that were at the time part of the AGF Group and are currently part of PartnerRe SA. The guaranty was commuted with an effective date of December 31, 2000 and a settlement date of September 4, 2001. If losses and loss expenses relating to those reserves develop beyond their level as at the date of the commutation, the Company will be required to increase loss reserves with a corresponding reduction in income in the period in which the deficiency is identified.

   Note 5 to the Consolidated Financial Statements in the 2001 Annual Report provides a reconciliation of beginning and end of year balances of unpaid losses and loss expenses for property-casualty business for the years ended December 31, 2001, 2000 and 1999.

  Changes in Reserves

   The following table shows the development of net reserves for unpaid losses and loss expenses (property-casualty business only). The table begins by showing the initial year-end net reserves (for years prior to 1997 the Company's gross and net reserves were equal as no retrocessional protection was purchased). The next portion of the table shows the re-estimated amount of the previously recorded reserves for each year based on experience as of the end of each succeeding year. The re-estimated liabilities are increased or decreased as more information becomes available about the severity and frequency of claims for individual years. A redundancy (or deficiency) arises when the re-estimation of reserves recorded at the end of each prior year is less (or greater) than its estimation at the preceding year-end. The redundancies or (deficiencies) reflect cumulative differences between the original estimate and the current balance sheet liabilities and accordingly they should not be summed. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are revalued. Reserves denominated in foreign currencies are restated at each year-end's foreign exchange rates and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.

   The next section of the table shows the cumulative amounts paid as of each successive year end with respect to net reserves.

                 Development of Loss and Loss Expense Reserves

                        (in thousands of U.S. dollars)

                                             1994    1995    1996    1997(1)     1998(2)       1999        2000        2001
                                            ------- ------- ------- ----------  ----------  ----------  ----------  ----------
Gross liability for unpaid losses and loss
 expenses.................................. $36,051 $68,426 $59,866 $1,098,527  $2,649,380  $2,616,556  $2,386,032  $3,005,628
Retroceded liability for unpaid losses and
 loss expenses.............................      --      --      --    126,112     257,398     205,982     203,180     214,891
                                            ------- ------- ------- ----------  ----------  ----------  ----------  ----------
Net liability for unpaid losses and loss
 expenses.................................. $36,051 $68,426 $59,866 $  972,415  $2,391,982  $2,410,574  $2,182,852  $2,790,737
Net liability re-estimated as of:
   One year later..........................  36,051  68,426  59,866    949,203   2,189,064   2,376,763   2,111,483
   Two years later.........................  36,051  68,426  18,632    869,741   2,010,885   2,205,861
   Three years later.......................  36,051  43,134  16,373    851,427   1,912,869
   Four years later........................  27,199  41,102  15,395    809,959
   Five years later........................  26,192  40,124  15,013
   Six years later.........................  26,164  39,742
   Seven years later.......................  26,034
                                            ------- ------- ------- ----------  ----------  ----------  ----------
Cumulative redundancy including foreign
 exchange.................................. $10,017 $28,684 $44,853 $  162,456  $  479,113  $  204,713  $   71,369
Less: decrease in redundancy due to foreign
 exchange..................................      --      --      --    (97,165)   (199,327)   (153,991)    (63,498)
                                            ------- ------- ------- ----------  ----------  ----------  ----------
Cumulative redundancy excluding
 foreign exchange.......................... $10,017 $28,684 $44,853 $   65,291  $  279,786  $   50,722  $    7,871
Cumulative amount of net liability paid
 through:
   One year later..........................  14,390  29,112   8,623    231,454     537,682     778,382     615,276
   Two years later.........................  20,751  33,911  11,653    362,692     815,231   1,060,797
   Three years later.......................  22,175  36,635  13,515    410,342     988,069
   Four years later........................  23,746  38,347  13,821    417,613
   Five years later........................  25,136  38,653  13,943
   Six years later.........................  25,290  38,775
   Seven years later.......................  25,404

--------
(1) Liability for unpaid losses and loss expenses includes, for the first time, PartnerRe SA, which the Company acquired in July 1997.
(2) Liability for unpaid losses and loss expenses includes, for the first time, Winterthur Re, which the Company acquired in December 1998.

  Asbestosis, Environmental and Other Exposures

   The Company's reserve for unpaid losses and loss expenses as of December 31, 2001 includes $128.5 million that represents an estimate of its net ultimate liability for asbestos and environmental claims (the gross liability for such claims was $155.4 million). Most of the net amount relates to U.S. casualty exposures arising from business written prior to January 1, 1992 by certain companies which were at the time part of the AGF Group and are currently part of PartnerRe SA. PartnerRe SA ceased writing industrial casualty business covering risks in the United States in 1986. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company's potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future.

   The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues which would materially affect its loss and loss expense estimates.

   Management believes the Company may be exposed to Acquired Immune Deficiency Syndrome ("AIDS") claims in its life portfolio. Due to strict medical confidentiality laws, the exposure of the Company to AIDS losses cannot be readily determined. However, retrocessional protection mitigates the Company's exposure to losses on life reinsurance. See "Retrocessions".

   There can be no assurances that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurances that the reserves established by the Company will be adequate.

Investments

   The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. Beyond these fundamental objectives the Company also seeks to maximize the risk adjusted return on the portfolio subject to the limitation of accepting only prudent risk. Despite the conservative focus of these objectives and guidelines, Company investments are unavoidably subject to general market risk, as well as to risks inherent to particular securities. The Company utilizes external investment managers, including Swiss Re, to execute its investment strategy pursuant to the instructions and restrictions in the investment objectives and guidelines. See Item 13--"Certain Relationships and Related Transactions".

   The Company's investment strategy is unchanged from previous years, although the Acquisition and the continuing evolution of the Company into a global multi-line reinsurer have affected the composition of the investment portfolio. The Company's investment philosophy distinguishes between those assets that are matched against existing liabilities ("liability funds") and those that represent shareholders' equity ("capital funds"). Liability funds are invested in investment grade fixed income securities and are generally matched in currency and duration to the estimated liabilities in a way that generally seeks to immunize liabilities against changes in the general level of interest rates or the relative valuation of currencies. Shareholder equity funds are available for investment in a broadly diversified portfolio, which includes investments in common stock, longer duration fixed income and other asset classes that offer potentially higher returns.

   At December 31, 2001, 69% of the Company's total investments were in U.S. dollar denominated instruments and 31% were in non U.S. dollar investments identified as liability funds (matched to corresponding liabilities or hedged to the U.S. dollar). See Item 7A--"Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the Company's currency management strategy.

   As part of the ongoing assessment of its overall risk profile, the Company may consider broadening the scope of its investment activities when and where it determines there are opportunities to enhance return on its capital. The Company's investment strategy, including risk constraints and guidelines, is regularly reviewed by the Finance Committee of the Board of Directors.

Competition

   The reinsurance industry is highly competitive. The Company competes with other reinsurers, some of which have greater financial, marketing and management resources than the Company, and it competes with new market entrants. Competition in the types of reinsurance that the Company underwrites is based on many factors, including the perceived financial strength of the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including A.M. Best and Standard & Poor's), speed of claims payment and reputation and experience in the line of reinsurance to be written.

   The Company's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies. Management believes that the Company's major competitors are the larger European and U.S. international reinsurance companies as well as specialty reinsurers. In addition, a number of new market entrants have deployed a significant amount of new capital in the insurance and reinsurance businesses in response to developments since September 11.

   Management believes the Company is well positioned in terms of client services and underwriting expertise. Management believes its capitalization and strong financial ratios allow the Company to offer security to its clients. Among professional reinsurance groups, management believes the Company ranks among the world's ten largest professional reinsurers.

   The Company receives claims paying ability and financial strength ratings from various agencies as follows:

   Standard & Poor's "AA", Moody's Investor Service "Aa3" and A.M. Best "A+". In addition, the Company's Series A Preferred Shares, Trust Preferred Shares, and Series B Redeemable Preferred Shares have been rated "A-" by Standard & Poor's. Moody's has rated the Company's Series A Preferred Shares "Baa1" and Series B Redeemable Preferred Shares and the Trust Preferred Shares "A3".

Employees

   The Company had approximately 689 employees at December 31, 2001. The
Company may increase its staff over time commensurate with the expansion of operations. The Company believes that its relations with its employees are good.

Regulation

  Bermuda

   The Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and Related Regulations: The Insurance Act of 1978 of Bermuda, amendments thereto and related regulations (the "Act"), which regulates the business of Partner Reinsurance Company, imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Partner Reinsurance Company has branches in Switzerland, Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations. In addition, the Singapore branch is subject to regulation by the Monetary Authority of Singapore and the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong. Under the Act, Partner Reinsurance Company has been designated as a Class 4 (non-life and life) insurer, which is the designation for the largest companies, requiring capital and surplus in excess of $100 million.

   At December 31, 2001, Partner Reinsurance Company's solvency and liquidity margins and statutory capital and surplus were well in excess of the minimum levels required by Bermuda regulations.

  Switzerland

   Foreign insurance entities which are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary. Thus, the operations of the Swiss branch of Partner Reinsurance are exempt from supervision. Partner Reinsurance Company has procured a taxation ruling under which the branch is subject to Swiss tax.

  France

   PartnerRe SA is subject to regulation, specified principally pursuant to the French Code des Assurances (the "French Insurance Code"), and to the supervision of the Commission de Controle des Assurances (the "CCA"), an independent administrative authority. Pursuant to the requirements of the French Insurance Code, French reinsurers must present and publish their accounts according to the same principles applicable to direct insurers, subject to specified adaptations relevant to reinsurers. Information required to be provided includes quarterly reports showing (1) for the relevant 3-month period, as well as for each of the prior seven 3-month periods, (i) the number of reinsurance contracts executed, (ii) the aggregate amount of premiums received, (iii) the aggregate amount of business and administrative costs incurred, (iv) the aggregate net amount of revenues in connection with investments and cash, and (2) at the end of the relevant 3-month period, as well as at the end of the prior 3-month period, (i) the aggregate value of assets (per category of assets) supporting technical reserves and (ii) the aggregate value of other assets. In addition, reinsurers must file each year with the CCA (1) their financial statements in the form to be approved by the shareholders at the annual shareholders meeting, (2) detailed information on the Company's business and (3) various technical disclosure statements. The CCA has authority to monitor and compel compliance by reinsurers with requirements regarding the nature, timing and content of published information and documents.

  European Union

   At the European Union ("EU") level, European reinsurers, since 1964 (Directive 64-225 of February 25, 1964), have been granted the benefit of the "freedom to provide services" principle and the "rights of establishment" principle. Under the first principle, an EU reinsurer may underwrite reinsurance business in any EU country from its home jurisdiction, without having to open a branch or subsidiary in such country provided local authorities are notified that such activities are occurring. The notifications have been made by the relevant affiliates of the Company. Under the second principle, a European reinsurer may open branches or organize subsidiaries in any EU country in accordance with such country's domestic regulatory framework.

  United States

   PartnerRe U.S. Corporation and its subsidiaries PartnerRe U.S. and PartnerRe Insurance Company of New York (collectively the "PartnerRe U.S. Companies") are subject to regulation under the insurance statutes and regulations of their domiciliary states, Delaware and New York, and all of those states where the PartnerRe U.S. Companies are licensed, accredited or approved to underwrite reinsurance. Currently, the PartnerRe U.S. Companies are licensed, approved or accredited reinsurers in fifty states and the District of Columbia. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of holding companies to register and file with their state domiciliary regulatory authorities certain reports including the information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders of the PartnerRe U.S. Companies.

   State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of certain inter-corporate transfers of assets as well as any material changes within the holding company structure. The insurance laws of the states of domicile of the PartnerRe U.S. Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the particular state's chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe SA (the parent company of PartnerRe U.S. Corporation) could become subject to such regulations and would be required to file certain notices and reports with the Superintendents of Insurance of New York and Delaware prior to such acquisition.

   A committee of state insurance regulators developed the National Association of Insurance Commissioner's Insurance Regulatory Information System ("IRIS") primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance or reinsurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Generally, a company will become subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company's underwriting capacity. No such action has been taken with respect to the PartnerRe U.S. Companies.

   The Risk-Based Capital ("RBC") for Insurers Model Act (the "Model Act"), as it applies to property and casualty insurers and reinsurers, was adopted by the U.S. National Association of Insurance Commissioners on December 5, 1993. The Model Act or similar legislation has been adopted by the majority of states. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions with respect to annual statements, each of which may be triggered if an insurer's Total Adjusted Capital (as defined in the Model RBC
Act) is less than a corresponding "level" of risk-based capital. The "Company Action Level" is triggered if an insurer's Total Adjusted Capital is less than 200% of its "Authorized Control Level RBC" (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if an insurer's Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if an insurer's Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The "Mandatory Control Level" is triggered if an insurer's Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2001, the Total Adjusted Capital of the PartnerRe U.S. Companies exceeded applicable RBC levels.

  Canada

   The Company is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act applicable to Foreign Property and Casualty (P&C) Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions supervises the application of that Act. The Company's Canadian branches are authorized to insure, in Canada, risks limited to the business of reinsurance and are licensed in Quebec and Ontario. The Company shall maintain, in accordance with the regulations, assets vested in trust in a Canadian financial institution approved by the Superintendent. Statutory information required by federal and provincial insurance regulators for both P&C and Life business includes (1) a yearly business plan, (2) mid-year and year-end returns including general information, financial statements, statutory compliance schedules and various investment, technical and other information, (3) an auditor's report, and (4) an opinion of an approved actuary.

Taxation of the Company and its Subsidiaries

   The following summary of the taxation of the Company, Partner Reinsurance Company, PartnerRe Services, PartnerRe SA and the PartnerRe U.S. Companies is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Canada, France, Hong Kong, Japan, Luxembourg, Norway, Singapore, South Korea, Switzerland and the United States.

  Bermuda

   The Company, Partner Reinsurance Company and PartnerRe Services have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company, Partner Reinsurance Company or PartnerRe Services or to any of their operations or the shares, debentures or other obligations of the Company, Partner Reinsurance Company or PartnerRe Services until 2016. These assurances are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company, Partner Reinsurance Company and PartnerRe Services are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to property leased to Partner Reinsurance Company.

  United States

   The PartnerRe U.S. Companies transact business in and are subject to taxation in the United States. The Company believes that it and its subsidiaries, other than the PartnerRe U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the IRS will not contend successfully that the Company, Partner Reinsurance Company, PartnerRe Services or PartnerRe SA is engaged in a trade or business in the United States. The maximum federal tax rate currently is 35% for a corporation's income which is effectively connected with being engaged in a trade or business in the United States. In addition, the U.S. branch profits tax of 30% is imposed each year on a corporation's earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net business connected with a U.S. trade or business.

   Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payor, on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code (such as dividends and interest on certain investments).

   The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to Partner Reinsurance Company is 1% of gross premiums.

  France

   The Company's French subsidiaries, SAFR Holdings and PartnerRe SA, carry on business in, and are subject to taxation in, France. The current statutory rate of tax on corporate profits in France is 35.43%. Payments of dividends by SAFR Holdings to the Company will be subject to withholding taxes.

  Switzerland

   Partner Reinsurance Company operates a branch in Switzerland which is subject to Swiss taxation, mainly on profits and capital. To the extent that net profits are generated they are taxed at a rate of approximately 25%. The branch did not generate any taxable profits in 2001. The Company anticipates that taxable losses generated by the Swiss branch will not be fully utilized within the seven-year tax loss carry-forward period and has therefore set up a valuation allowance. The branch pays capital taxes at a rate of approximately 0.4% on its imputed branch capital calculated according to the procured taxation ruling. The activities of the former PartnerRe Services branch in Switzerland were integrated in the Swiss branch of Partner Reinsurance Company effective January 1, 2000.

ITEM 2.  PROPERTIES

   The Company leases office space in Bermuda where the Company's principal executive offices are located. Additionally, the Company leases office space in various locations, including Paris, Greenwich (Connecticut), Toronto, Zurich, Oslo, Tokyo, Seoul, Singapore and Hong Kong.

ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The information with respect to the market for the Company's common shares and related shareholder matters is contained under the caption "Shareholder Information" and in Note 14 and Note 19 to the Consolidated Financial Statements in the 2001 Annual Report and is incorporated by reference to pages 96, 80, 81 and 86, respectively, of Exhibit 13.1 filed with this Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The information with respect to selected consolidated financial data regarding the Company is contained under the caption "Selected Consolidated Financial Data" in the 2001 Annual Report and is incorporated by reference to page 39 of Exhibit 13.1 filed with this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information with respect to management's discussion and analysis of financial condition and results of operations, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report and is incorporated by reference to pages 40 through 57 of Exhibit 13.1 filed with this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information with respect to quantitative and qualitative disclosures about market risk is contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the 2001 Annual Report and is incorporated by reference to pages 54 through 57 of Exhibit 13.1 filed with this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements are contained in the 2001 Annual Report and are incorporated by reference to pages 58 through 87 of
Exhibit 13.1 filed with this Form 10-K. Reference is made to Item 14(a) of this report for the Schedules to the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information with respect to directors and officers of the Company is contained under the captions "Directors and Executive Officers of the Company", "Election of Directors" and "Nominees" in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

   The information with respect to executive compensation is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information with respect to security ownership of certain beneficial owners and management is contained under the caption "Security Ownership of Certain Beneficial Owners, Management and Directors" in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information with respect to certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits.

1. Financial Statements

   The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2001 Annual Report to shareholders as described under Item 8 of this Report.

--Report of Independent Accountants

--Consolidated Balance Sheets at December 31, 2001 and 2000

--Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

--Consolidated Statements of Shareholders' Equity for the years ended December
               31, 2001, 2000 and 1999

--Consolidated Statements of Cash Flow for the years ended December 31, 2001,
               2000 and 1999

 --Notes to Consolidated Financial Statements.

  2.   The schedules to financial statements listed in the accompanying Index to Schedules to
       Consolidated Financial Statements are filed as part of this report.

 2.1   Asset Purchase Agreement, dated October 3, 1998 between "Winterthur" Swiss Insurance Company,
       Winterthur Life, Vitodurum Versicherungs--Gesellschaft and Partner Reinsurance Company Ltd.

 2.2   Reinsurance Agreement, dated October 3, 1998 between "Winterthur" Swiss Insurance Company,
       Winterthur Life, Vitodurum Versicherungs--Gesellschaft and Partner Reinsurance Company Ltd.

 2.3   Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc.,
       Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.

 2.4   Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between
       Partner Reinsurance Company of the U.S. and SCOR in relation to the sale of the outstanding capital stock of PartnerRe Life Insurance Company of the U.S.

 3.1   Amended Memorandum of Association.

 3.2   Amended and Restated Bye-laws.

 4.1   Specimen Common Share Certificate.

 4.2   Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.

 4.3   Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.

 4.4   Specimen of Unit Certificate for the PEPS Units.

 4.5   Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust 1.

 4.6   Certificate of Designation of the Company's 5.61% Series B Cumulative Redeemable
       Preferred Shares.

 4.7   Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust 1.

10.1   Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of
       August, 1993.

10.2   Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III
       (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.

10.3   Investment Management Agreement between Partner Reinsurance Company and Swiss Investors, dated as of December 1, 1995, and amended as of June 1, 2000.

10.4   PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.


 10.5   Amended PartnerRe Ltd. 1993 Non-Employee Directors Stock Plan, dated as of May 19, 2000.

 10.6   Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.

 10.7   Employment Agreement between PartnerRe UK Holdings Limited and Graham J. Dimmock, effective
        April 6, 1999.

 10.8   Directors' Deferred Compensation Plan.

 10.9   Amended Employee Incentive Plan, dated as of May 19, 2000.

10.10   Underwriting Services and Cooperation Agreement, between Swiss Reinsurance Company,
        PartnerRe Ltd., Partner Reinsurance Company Ltd. and PartnerRe Services Ltd., dated as of
        January 1, 1997 and amended as of August 11, 1998.

10.11   Standstill Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of
        July 10, 1997.

10.12   Registration Rights Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of
        July 10, 1997.

10.13   Loan agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated
        October 26, 1998.

10.14   Investment Management Agreement between SAFR PartnerRe and Swiss Re Investors, dated as of
        May 17, 1999.

10.15   Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.

10.16   Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.

10.17   Amendement to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of
        July 5, 2000.

10.18   Amendment to Employment Agreement between PartnerRe Ltd. and Graham J. Dimmock, dated as of
        July 5, 2000.

10.19   Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of
        July 5, 2000.

10.20   Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.

10.21   Consulting Agreement between PartnerRe Ltd. and Herbert N. Haag, dated October 17, 2000.

10.22   PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.

10.23   Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.

10.24   Amendment to Employment Agreement between PartnerRe Ltd. and Patrick Thiele, effective
        February 26, 2002.

10.25   Form of Remarketing Agreement relating to the PEPS Units, between the Company and
        Morgan Stanley and Co. Incorporated.

10.26   Form of Pledge Agreement relating to the PEPS Units, between the Company and
        JPMorgan Chase Bank.

10.27   Form of Purchase Contract Agreement relating to the PEPS Units, between the Company and
        JPMorgan Chase Bank.

 11.1   Statement Regarding Computation of Net Income Per Common Share.

 13.1   Pages 39 through 89 and Pages 96 and 97 of the Annual Report to Shareholders of the Company for
        the year ended December 31, 2001.

 21.1   Subsidiaries of the Company.

 23.1   Consent of Deloitte & Touche.

(b) Reports on Form 8-K.

       Current Report on Form 8-K Filed on October 3, 2001.

       Current Report on Form 8-K Filed on October 29, 2001.

       Current Report on Form 8-K Filed on December 17, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.

                                              PARTNERRE LTD.

                                              By: /S/  ALBERT A. BENCHIMOL
                                                  ------------------------------
                                                  Name: Albert A. Benchimol
                                                  Title: Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signatures                       Title                   Date
         ----------                       -----                   ----

   /S/  PATRICK A. THIELE     President and Chief Executive  March 26, 2002
----------------------------- Officer and Director
      Patrick A. Thiele

  /S/  ALBERT A. BENCHIMOL    Chief Financial Officer        March 26, 2002
----------------------------- (Principal Accounting Officer)
     Albert A. Benchimol

  /S/  DAVID T. MCLAUGHLIN    Chairman of the Board of       March 26, 2002
----------------------------- Directors
     David T. McLaughlin

    /S/  ROBERT M. BAYLIS     Director                       March 26, 2002
-----------------------------
      Robert M. Baylis

    /S/  JAN H. HOLSBOER      Director                       March 26, 2002
-----------------------------
       Jan H. Holsboer

    /S/  ROBERT B. HORTON     Director                       March 26, 2002
-----------------------------
      Robert B. Horton

   /S/  WALTER B. KIELHOLZ    Director                       March 26, 2002
-----------------------------
     Walter B. Kielholz

   /S/  JEAN-PAUL MONTUPET    Director                       March 26, 2002
-----------------------------
     Jean-Paul Montupet

   /S/  JOHN A. ROLLWAGEN     Director                       March 26, 2002
-----------------------------
      John A. Rollwagen

      /S/  REMY SAUTTER       Director                       March 26, 2002
-----------------------------
        Remy Sautter

     /S/   LUCIO STANCA       Director                       March 26, 2002
-----------------------------
        Lucio Stanca

            Index to Schedules to Consolidated Financial Statements

Report of Independent Auditors on Schedules...................................................... S-1

Schedule I  --Consolidated Summary of Investments--as of December 31, 2001....................... S-2

Schedule II --Condensed Financial Information of PartnerRe Ltd................................... S-3

Schedule IV --Reinsurance--for the Years Ended December 31, 2001, 2000 and 1999.................. S-6

Schedule VI --Supplemental Information Concerning Property-Casualty Insurance Operations--for the
              Years Ended December 31, 2001, 2000 and 1999....................................... S-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

   We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 11, 2002; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of PartnerRe Ltd., listed in the Index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Hamilton, Bermuda
February 11, 2002

                                                                     SCHEDULE I

                                PartnerRe Ltd.

                      Consolidated Summary of Investments
                   Other Than Investments in Related Parties
                            as of December 31, 2001

                   (Expressed in thousands of U.S. dollars)

                                                                                       Amount at which
                                                                              Market    shown in the
                    Type of investment                            Cost(1)     Value     balance sheet
                    ------------------                           ---------- ---------- ---------------
Fixed Maturities:
   Bonds:
       United States Government and government agencies and
         authorities............................................ $  733,153 $  751,613   $  751,613
       States, municipalities and political subdivisions........     83,149     83,343       83,343
       Foreign governments......................................    719,546    724,797      724,797
       Public utilities.........................................     11,709     11,735       11,735
       Convertibles and bonds with warrants attached............     65,829     65,829       65,829
       All other corporate bonds................................  1,835,211  1,849,271    1,849,271
                                                                 ---------- ----------   ----------
          Total fixed maturities................................  3,448,597  3,486,588    3,486,588
                                                                 ---------- ----------   ----------
Equities:
   Common stocks:
       Bank, trust and insurance companies......................    193,037    188,563      188,563
       Industrial, miscellaneous and all other..................    215,397    212,047      212,047
       Public Utilities.........................................        315        170          170
       Non-redeemable preferred stocks..........................     11,753     11,668       11,668
                                                                 ---------- ----------   ----------
          Total equity securities...............................    420,502    412,448      412,448
                                                                 ---------- ----------   ----------
Real estate.....................................................      3,022    xxxxxxx        3,022
Other long-term investments.....................................     17,570    xxxxxxx       17,478
Short-term investments..........................................     39,547     39,564       39,564
                                                                 ---------- ----------   ----------
          Total investments..................................... $3,929,238 $  xxxxxxx   $3,959,100
                                                                 ========== ==========   ==========

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Real estate is at amortized cost.

                                                                    SCHEDULE II

                                PartnerRe Ltd.

                 Condensed Balance Sheets--Parent Company Only
                       as of December 31, 2001 and 2000

          (Expressed in thousands of U.S. dollars except share data)

                                                                                December 31, December 31,
                                                                                    2001         2000
                                                                                ------------ ------------
Assets
   Cash and cash equivalents, at fair value, which approximates amortized cost.  $    6,987   $   21,675
   Investments in subsidiaries.................................................   1,453,550    1,679,609
   Intercompany balances receivable............................................     490,836      390,946
   Other assets................................................................       1,202          111
                                                                                 ----------   ----------
Total Assets...................................................................  $1,952,575   $2,092,341
                                                                                 ----------   ----------

Liabilities
   Accounts payable and accrued expenses.......................................  $    4,466   $    6,335
                                                                                 ----------   ----------
Total Liabilities..............................................................       4,466        6,335
                                                                                 ----------   ----------
Mandatorily Redeemable Preferred Securities....................................     200,000           --
                                                                                 ----------   ----------

Shareholders' Equity
Common shares (par value $1.00 per share; 100,000,000 shares authorized; 2001,
  50,164,211; 2000, 50,113,311; shares issued and outstanding).................      50,164       50,113
Preferred shares (8% Series A Cumulative Preferred Shares; 10,000,000 shares authorized; 2001, 10,000,000; 2000, 10,000,000 shares issued and outstanding;
  liquidation preference $25.00 per share).....................................      10,000       10,000
Other shareholders' equity.....................................................   1,687,945    2,025,893
                                                                                 ----------   ----------
Total Shareholders' Equity.....................................................   1,748,109    2,086,006
                                                                                 ----------   ----------
Total Liabilities, Mandatorily Redeemable Preferred Securities and
  Shareholders' Equity.........................................................  $1,952,575   $2,092,341
                                                                                 ==========   ==========

                                                                    SCHEDULE II

                                PartnerRe Ltd.

              Condensed Statements of Income--Parent Company Only
                 Years ended December 31, 2001, 2000 and 1999

                   (Expressed in thousands of U.S. dollars)

                                                                   December 31, December 31, December 31,
                                                                       2001         2000         1999
                                                                   ------------ ------------ ------------
Revenues
   Equity in net (loss) income of subsidiaries....................  $(130,097)    $121,958     $137,048
   Interest on intercompany balances..............................     20,621       22,370       27,940
   Net realized investment losses.................................    (20,153)          --           --
   Net investment income..........................................        340          137        1,424
                                                                    ---------     --------     --------
                                                                     (129,289)     144,465      166,412
                                                                    ---------     --------     --------
Expenses
   General and administrative expenses............................      3,055        2,158        1,663
   Foreign exchange loss on reconversion of intercompany balances.         --           --       69,994
                                                                    ---------     --------     --------
                                                                        3,055        2,158       71,657
                                                                    ---------     --------     --------
Net (Loss) Income before distributions related to Manditorily
  Redeemable Preferred Securities.................................   (132,344)     142,307       94,755
   Distributions related to Mandatorily Redeemable Preferred
     Securities...................................................      1,247           --           --
                                                                    ---------     --------     --------
Net (Loss) Income Before Cumulative Effect of Adopting New
  Accounting Standard.............................................   (133,591)     142,307       94,755
   Cumulative effect of adopting new accounting standard,
     net of tax...................................................    (26,891)          --           --
                                                                    ---------     --------     --------
Net (Loss) Income.................................................  $(160,482)    $142,307     $ 94,755
                                                                    =========     ========     ========

                                                                    SCHEDULE II

                                PartnerRe Ltd.

            Condensed Statements of Cash Flows--Parent Company Only
                 Years ended December 31, 2001, 2000 and 1999

                   (Expressed in thousands of U.S. dollars)

                                                            December 31, December 31, December 31,
                                                                2001         2000         1999
                                                            ------------ ------------ ------------
Cash Flows from Operating Activities
   Net (loss) income.......................................  $(160,482)   $ 142,307    $  94,755
   Adjustments to reconcile net (loss) income to cash
     provided by (used in) operating activities:
       Equity in net loss (income) of subsidiaries.........    130,097     (121,958)    (137,048)
       Effect of adopting new accounting standard..........     26,891           --           --
       Net realized investment losses......................     20,153           --           --
       Other changes in assets and liabilities.............       (534)       3,868        3,001
                                                             ---------    ---------    ---------
   Net cash provided by (used in) operating activities.....  $  16,125    $  24,217    $ (39,292)
                                                             ---------    ---------    ---------
Cash Flows from Investing Activities
   Advances from and to subsidiaries.......................  $(122,144)   $  (7,335)   $  83,426
   Investment in subsidiaries..............................    (46,751)          --           --
   Realized (loss) gain on forward exchange contracts......         --      (17,096)       9,610
   Other...................................................         29       (1,087)        (723)
                                                             ---------    ---------    ---------
   Net cash (used in) provided by investing activities.....  $(168,866)   $ (25,518)   $  92,313
                                                             ---------    ---------    ---------
Cash Flows from Financing Activities
   Cash dividends paid to shareholders.....................  $ (75,150)   $ (71,223)   $ (72,108)
   Repurchase of common shares and warrants................     (1,758)      (4,313)    (176,898)
   Accounts payable related to repurchase of common shares.         --           --          399
   Issue of common shares..................................      3,345       17,323          156
   Issue of Mandatorily Redeemable Preferred Securities....    193,313           --           --
   Dividends received from subsidiaries....................     20,000       80,000      105,000
                                                             ---------    ---------    ---------
   Net cash provided by (used in) financing activities.....  $ 139,750    $  21,787    $(143,451)
                                                             ---------    ---------    ---------

Effect of exchange rate changes on cash....................  $  (1,697)   $      --    $      --
(Decrease) increase in cash and cash equivalents...........  $ (14,688)   $  20,486    $ (90,430)
Cash and cash equivalents--beginning of year...............     21,675        1,189       91,619
                                                             ---------    ---------    ---------
Cash and cash equivalents--end of year.....................  $   6,987    $  21,675    $   1,189
                                                             =========    =========    =========

                                                                    SCHEDULE IV

                                PartnerRe Ltd.

                                  Reinsurance
             For the years ended December 31, 2001, 2000 and 1999

                   (Expressed in thousands of U.S. dollars)

                                                                     Percentage
                                  Ceded to    Assumed                of amount
                           Gross    Other    from other     Net       assumed
                           amount companies  companies     amount      to net
                           ------ ---------- ----------- ----------- ----------
2001
Life reinsurance in force.   --   $  923,385 $14,844,358 $13,920,973    107%
Premiums earned...........
   Life...................   --        6,942     131,727     124,785    106%
   Accident and health....   --           --       7,007       7,007    100%
   Property casualty......   --       45,713   1,547,429   1,501,716    103%
                             --   ---------- ----------- -----------    ---
       Total premiums.....   --   $   52,655 $ 1,686,163 $ 1,633,508    103%
                             --   ---------- ----------- -----------    ---
2000
Life reinsurance in force.   --   $1,715,281 $12,477,495 $10,762,214    116%
Premiums earned...........
   Life...................   --       13,421     179,135     165,714    108%
   Accident and health....   --           --       7,129       7,129    100%
   Property casualty......   --       50,347   1,191,876   1,141,529    104%
                             --   ---------- ----------- -----------    ---
       Total premiums.....   --   $   63,768 $ 1,378,140 $ 1,314,372    105%
                             --   ---------- ----------- -----------    ---
1999
Life reinsurance in force.   --   $3,644,007 $18,961,212 $15,317,205    124%
Premiums earned...........
   Life...................   --       22,542     175,321     152,779    115%
   Accident and health....   --       12,737      87,354      74,617    117%
   Property casualty......   --       74,116   1,184,729   1,110,613    107%
                             --   ---------- ----------- -----------    ---
       Total premiums.....   --   $  109,395 $ 1,447,404 $ 1,338,009    108%
                             --   ---------- ----------- -----------    ---

                                                                    SCHEDULE VI

                                PartnerRe Ltd.

                           Supplemental Information
               Concerning Property-Casualty Insurance Operations
             For the years ended December 31, 2001, 2000 and 1999

                   (Expressed in thousands of U.S. dollars)

                                        Liability                                  Amortiza-
                                           for                                      tion of
                             Deferred    unpaid                          Losses    deferred     Paid
                              policy     losses                Net      and loss    policy     losses     Net
                            acquisition and loss   Unearned  Premiums   expenses  acquisition and loss  premiums
Affiliation with Registrant    costs    expenses   premiums   earned    incurred     costs    expenses  written
--------------------------- ----------- ---------- -------- ---------- ---------- ----------- -------- ----------
 Consolidated subsidiaries
    2001...................  $161,787   $3,005,628 $597,138 $1,501,716 $1,507,135  $341,096   $824,749 $1,693,125
    2000...................   116,780    2,386,032  418,627  1,141,526    801,804   277,714    924,815  1,207,707
    1999...................   104,320    2,616,556  378,150  1,110,613    856,755   285,977    682,402  1,103,394

                                 EXHIBIT INDEX

Exhibit                                                                                               Page
  No.                                            Description                                          No.
-------                                          -----------                                          ----

   2.1  Asset Purchase Agreement, dated October 3, 1998 between "Winterthur" Swiss Insurance
        Company, Winterthur Life, Vitodurum Versicherungs--Gesellschaft and Partner Reinsurance
        Company Ltd. @

   2.2  Reinsurance Agreement, dated October 3, 1998 between "Winterthur" Swiss Insurance Company,
        Winterthur Life, Vitodurum Versicherungs--Gesellschaft and Partner Reinsurance Company
        Ltd. @

   2.3  Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc.,
        Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation. @

   2.4  Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner
        Reinsurance Company of the U.S. and SCOR in relation to the sale of the outstanding capital stock of PartnerRe Life Insurance Company of the U.S. ++

   3.1  Amended Memorandum of Association. ^

   3.2  Amended and Restated Bye-laws. ^

   4.1  Specimen Common Share Certificate. **

   4.2  Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares. ^^

   4.3  Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred
        Shares. ^^

   4.4  Specimen of Unit Certificate for the PEPS Units Company. @@@

   4.5  Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust 1. @@@

   4.6  Certificate of Designation of the Company's 5.61% Series B Cumulative Redeemable Preferred
        Shares. @@@

   4.7  Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust 1. /

   4.8  Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust 1. /

  10.1  Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August, 1993. *

  10.2  Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III
        (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993. *

  10.3  Investment Management Agreement between Partner Reinsurance Company and Swiss Investors, dated as of December 1, 1995, and amended as of June 1, 2000. ///

  10.4  PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997. @@

  10.5  Amended PartnerRe Ltd. 1993 Non-Employee Directors Stock Plan, dated as of May 19,
        2000. +++

  10.6  Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31,
        1998. +

  10.7  Employment Agreement between PartnerRe UK Holdings Limited and Graham J. Dimmock, effective April 6, 1999. +

  10.8  Directors' Deferred Compensation Plan. **

  10.9  Amended Employee Incentive Plan, dated as of May 19, 2000. +++

 10.10  Underwriting Services and Cooperation Agreement, between Swiss Reinsurance Company,
        PartnerRe Ltd., Partner Reinsurance Company Ltd. and PartnerRe Services Ltd., dated as of
        January 1, 1997 and amended as of August 11, 1998. @@

Exhibit                                                                                              Page
  No.                                           Description                                          No.
-------                                         -----------                                          ----

 10.11  Standstill Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of
        July 10, 1997. ^^^

 10.12  Registration Rights Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of July 10, 1997. ^^^

 10.13  Loan agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated
        October 26, 1998. @@

 10.14  Investment Management Agreement between SAFR PartnerRe and Swiss Re Investors, dated as of May 17, 1999. #

 10.15  Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19,
        1998 with English translation. +

 10.16  Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1,
        2000. ++

 10.17  Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000. +++

 10.18  Amendment to Employment Agreement between PartnerRe Ltd. and Graham J. Dimmock, dated as of July 5, 2000. +++

 10.19  Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of
        July 5, 2000. +++

 10.20  Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29,
        2000, as amended dated February 27, 2001. ///

 10.21  Consulting Agreement between PartnerRe Ltd. and Herbert N. Haag, dated October 17, 2000. ///

 10.22  PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000. +++

 10.23  Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.***

 10.24  Amendment to Employment Agreement between PartnerRe Ltd. and Patrick Thiele, effective
        February 26, 2002. //

 10.25  Form of Remarketing Agreement relating to the PEPS Units, between the Company and Morgan
        Stanley and Co. Incorporated. ##

 10.26  Form of Pledge Agreement relating to the PEPS Units, between the Company and JPMorgan
        Chase Bank. ##

 10.27  Form of Purchase Contract Agreement relating to the PEPS Units, between the Company and
        JPMorgan Chase Bank. ##

  11.1  Statement Regarding Computation of Net Income Per Common Share.

  13.1  Pages 39 through 89 and Pages 96 and 97 of the Annual Report to Shareholders of the Company
        for the year ended December 31, 2001.

  21.1  Subsidiaries of the Company.

  23.1  Consent of Deloitte & Touche.

--------

*   Incorporated by reference to the Registration Statement on Form F-1 of the Company, as filed with the
    Securities and Exchange Commission on August 27, 1993 (Registration No. 33-68042).
**  Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended
    December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.
*** Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the
    Securities and Exchange Commission on November 9, 2001.

^   Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the
    Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
^^  Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the
    Securities and Exchange Commission on August 14, 1997.
^^^ Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended
    December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998.
@   Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and
    Exchange Commission on October 28, 1998.
@@  Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended
    December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.
@@@ Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and
    Exchange Commission on November 28, 2001.
#   Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the
    Securities and Exchange Commission on August 16, 1999.
##  Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and
    Exchange Commission on November 13, 2001.
+   Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended
    December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
++  Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the
    Securities and Exchange Commission on May 15, 2000.
+++ Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the
    Securities and Exchange Commission on August 14, 2000.
/   Incorporated by reference to the Registration Statement on Form S-3 of the Company, as filed with the
    Securities and Exchange Commission on October 26, 2001.
//  Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and
    Exchange Commission on March 25, 2002.
/// Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended
    December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001.