Form 10-Q
period 2002-03-31
PARTNERRE LTD
filed 2002-05-14
CIK 911421

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 2002

                         Commission file number 0-2253

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

                               Yes   X                 No ________
                                  -------

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of May 6, 2002 was 50,244,900.

--------------------------------------------------------------------------------

                                 PartnerRe Ltd.
                               INDEX TO FORM 10-Q

                                                                                                              Page
                                                                                                              ----

                               PART I - FINANCIAL INFORMATION

ITEM 1.      Unaudited Consolidated Financial Statements.

             Independent Accountants' Review Report ........................................................    3

             Consolidated Balance Sheets
                March 31, 2002 (unaudited) and December 31, 2001 (audited) .................................    4

             Unaudited Consolidated Statements of Operations and Comprehensive Income
                Three Months Ended March 31, 2002 and 2001 .................................................    5

             Unaudited Consolidated Statements of Shareholders' Equity
                Three Months Ended March 31, 2002 and 2001 .................................................    6

             Unaudited Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2002 and 2001 .................................................    7

             Notes to Unaudited Consolidated Financial Statements ..........................................    8

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............................................   11

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk (see Part I, Item 2)

                                PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings .............................................................................   22

ITEM 2.      Changes in Securities .........................................................................   22

ITEM 3.      Defaults upon Senior Securities ...............................................................   22

ITEM 4.      Submission of Matters to a Vote of Security Holders ...........................................   22

ITEM 5.      Other Information .............................................................................   22

ITEM 6.      Exhibits and Reports on Form 8-K ..............................................................   23

Signatures .................................................................................................   24

Exhibit Index ..............................................................................................   25

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2002 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002, we expressed an unqualified opinion on those consolidated financial statements.


May 6, 2002
Hamilton, Bermuda

                                 PartnerRe Ltd.
                           Consolidated Balance Sheets
           (Expressed in thousands of U.S. dollars, except share data)

                                                                                        March 31,                  December 31,
                                                                                          2002                         2001
                                                                                       (Unaudited)                  (Audited)
 Assets
      Investments and cash
      Fixed maturities, available for sale, at fair value
      (amortized cost: 2002, $3,563,087; 2001, $3,382,768)                          $      3,557,268         $       3,420,759
      Short-term investments, available for sale, at fair value
      (amortized cost: 2002, $40,148; 2001, $39,547)                                          40,126                    39,564
      Equities, available for sale, at fair value
      (cost: 2002, $437,804; 2001, $408,879)                                                 444,651                   400,825
      Trading securities, at fair value (cost: 2002, $79,392; 2001, $79,973)                  80,878                    77,452
      Cash and cash equivalents, at fair value, which approximates
        amortized cost                                                                       343,237                   451,614
      Other invested assets                                                                   21,084                    20,500
                                                                                   ------------------       -------------------
      Total investments and cash                                                           4,487,244                 4,410,714
      Accrued investment income                                                               80,923                    74,536
      Reinsurance balances receivable                                                        932,328                   654,900
      Reinsurance recoverable on paid and unpaid losses                                      229,074                   245,279
      Funds held by reinsured companies                                                      643,441                   641,203
      Deferred acquisition costs                                                             321,791                   274,152
      Deposit assets                                                                         245,345                   241,845
      Taxes recoverable                                                                       91,949                    95,336
      Goodwill                                                                               429,519                   429,519
      Other                                                                                  105,865                    97,942
                                                                                   ------------------       -------------------
 Total Assets                                                                       $      7,567,479         $       7,165,426
                                                                                   ==================       ===================

 Liabilities
      Unpaid losses and loss expenses                                               $      3,046,713         $       3,005,628
      Policy benefits for life and annuity contracts                                         704,588                   693,250
      Unearned premiums                                                                      950,383                   597,529
      Funds held under reinsurance treaties                                                   30,822                    31,371
      Deposit liabilities                                                                    242,432                   239,208
      Long term debt                                                                         220,000                   220,000
      Payable for securities purchased                                                       119,535                   143,535
      Accounts payable, accrued expenses and other                                            90,667                    86,796
                                                                                   ------------------       -------------------
 Total Liabilities                                                                         5,405,140                 5,017,317
                                                                                   ==================       ===================

Trust Preferred and Mandatorily Redeemable Preferred Securities                              400,000                   400,000
                                                                                   ------------------       -------------------

 Shareholders' Equity
      Common shares ( issued and outstanding:  2002, 50,240,990;
        2001, 50,164,211)                                                                     50,241                    50,164
      Preferred shares ( issued and outstanding:  2002, 10,000,000;
        2001, 10,000,000)                                                                     10,000                    10,000
      Additional paid-in capital                                                             886,952                   885,678
      Deferred compensation                                                                     (363)                     (397)
      Accumulated other comprehensive (loss) gain:
          Net unrealized (losses) gains on investments, net of income taxes                   (4,643)                   24,023
          Currency translation adjustment                                                    (60,738)                  (58,043)
      Retained earnings                                                                      880,890                   836,684
                                                                                   ------------------       -------------------
 Total Shareholders' Equity                                                                1,762,339                 1,748,109
                                                                                   ==================       ===================
 Total Liabilities, Trust Preferred and Mandatorily Redeemable Preferred
   Securities and Shareholders' Equity                                              $      7,567,479         $       7,165,426
                                                                                   ==================       ===================

           See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
         Consolidated Statements of Operations and Comprehensive Income
                 (Expressed in thousands, except per share data)
                                   (Unaudited)

                                                                            For the three   For the three
                                                                            months ended    months ended
                                                                              March 31,       March 31,
                                                                                2002            2001
Revenues
     Gross premiums written                                                $     846,852   $    615,767
                                                                             ============    ===========

     Net premiums written                                                  $     824,473   $    597,779
     Increase in unearned premiums                                              (344,999)      (208,361)
                                                                             ------------    -----------
     Net premiums earned                                                         479,474        389,418
     Net investment income                                                        58,704         59,957
     Net realized investment (losses) gains                                       (7,881)         9,106
     Other income                                                                    675             22
                                                                             ------------    -----------
     Total Revenues                                                              530,972        458,503
                                                                             ------------    -----------

Expenses
     Losses and loss expenses and life policy benefits                           311,854        272,396
     Acquisition costs                                                           104,047         86,267
     Other operating expenses                                                     36,936         27,658
     Interest expense                                                              3,196          3,196
     Amortization of goodwill                                                          -          6,509
     Net foreign exchange losses                                                   3,603          2,893
                                                                             ------------    -----------
     Total Expenses                                                              459,636        398,919
                                                                             ------------    -----------

Income before distributions related to Trust Preferred
     and Mandatorily Redeemable Preferred Securities and taxes                    71,336         59,584
     Distributions related to Trust Preferred and Mandatorily
        Redeemable Preferred Securities                                            6,815              -
     Income tax expense (benefit)                                                  1,266         (8,550)
                                                                             ------------    -----------
Net income before cumulative effect of adopting
       new accounting standard, net of tax                                        63,255         68,134

Cumulative effect of adopting new accounting
       standard, net of tax                                                            -         27,812

                                                                             ------------    -----------
Net income                                                                 $      63,255   $     95,946
                                                                             ============    ===========

Preferred dividends                                                        $       5,000   $      5,000
                                                                             ============    ===========

Net income available to common shareholders                                $      58,255   $     90,946
                                                                             ============    ===========


Calculation of comprehensive income, net of tax:
    Net income as reported                                                 $      63,255   $     95,946
    Net unrealized gains or losses on investments                                (28,666)       (66,496)
    Change in currency translation adjustment                                     (2,695)       (13,169)
                                                                             ------------    -----------
Comprehensive income                                                       $      31,894   $     16,281
                                                                             ============    ===========


Per share data:
     Earnings per common share:
         Basic net income before cumulative effect of
              adopting new accounting standard                                      1.16           1.26
         Cumulative effect of adopting new accounting standard                         -           0.55
                                                                             ------------    -----------
         Basic net income                                                  $        1.16   $       1.81
                                                                             ============    ===========

         Weighted average number of common shares outstanding                   50,202.6       50,121.5

         Diluted net income before cumulative effect of
              adopting new accounting standard                                      1.13           1.22
         Cumulative effect of adopting new accounting standard                         -           0.54
                                                                             ------------    -----------
         Diluted net income                                                $        1.13   $       1.76
                                                                             ============    ===========

         Weighted average  number of common and
              common equivalent shares outstanding                              51,687.5       51,553.6

           See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                 Consolidated Statements of Shareholders' Equity
                    (Expressed in thousands of U.S. dollars)
                                   (Unaudited)


                                                                                   Net
                                                                               Unrealized
                                                                                  Gains
                                                                                (Losses)                                   Total
                                                         Additional  Deferred      on        Currency                     Share-
                                      Common   Preferred  Paid-In    Compen-   Investments, Translation    Retained      holders'
                                      Shares     Shares   Capital     sation    Net of tax  Adjustment     Earnings       Equity
Balance at December 31, 2000         $ 50,113  $ 10,000  $ 892,310   $ (534)    $ 107,511    $ (45,710)   $ 1,072,316   $ 2,086,006
    Issue of common shares                  8       -          294      -             -            -              -             302
    Amortization of deferred
        compensation                      -         -          -         34           -            -              -              34
    Net unrealized losses for period      -         -          -        -         (66,496)         -              -         (66,496)
    Currency translation adjustment       -         -          -        -             -        (13,169)           -         (13,169)
    Net income                            -         -          -        -             -            -           95,946        95,946
    Dividends on common shares            -         -          -        -             -            -          (13,032)      (13,032)
    Dividends on preferred shares         -         -          -        -             -            -           (5,000)       (5,000)
                                     -----------------------------------------------------------------------------------------------
Balance at March 31, 2001            $ 50,121  $ 10,000  $ 892,604   $ (500)    $  41,015    $ (58,879)   $ 1,150,230   $ 2,084,591
                                     ===============================================================================================


Balance at December 31, 2001         $ 50,164  $ 10,000  $ 885,678   $ (397)    $  24,023    $ (58,043)   $   836,684   $ 1,748,109
    Issue of common shares                 77       -        2,285      -             -            -              -           2,362
    Adjustment on purchase contract
        for common shares                 -         -       (1,011)     -             -            -              -          (1,011)
    Amortization of deferred
        compensation                      -         -          -         34           -            -              -              34
    Net unrealized losses for period      -         -          -        -         (28,666)         -              -         (28,666)
    Currency translation adjustment       -         -          -        -             -         (2,695)           -          (2,695)
    Net income                            -         -          -        -             -            -           63,255        63,255
    Dividends on common shares            -         -          -        -             -            -          (14,049)      (14,049)
    Dividends on preferred shares         -         -          -        -             -            -           (5,000)       (5,000)
                                     -----------------------------------------------------------------------------------------------
Balance at March 31, 2002            $ 50,241  $ 10,000  $ 886,952   $ (363)    $  (4,643)   $ (60,738)   $   880,890   $ 1,762,339
                                     ===============================================================================================

           See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                      Consolidated Statements of Cash Flows
                    (Expressed in thousands of U.S. dollars)
                                   (Unaudited)

                                                                                              For the        For the
                                                                                            three months   three months
                                                                                               ended          ended
                                                                                              March 31,      March 31,
                                                                                                2002           2001
      Cash Flows From Operating Activities
           Net income                                                                       $   63,255     $   95,946
           Adjustments to reconcile net income to net cash provided by operating activities:
           Accrual of discount on investments, net of amortization of premium                     (365)        (5,966)
           Amortization of goodwill                                                                  -          6,509
           Effect of adopting new accounting standard                                                -        (27,812)
           Net realized investment losses (gains)                                                7,881         (9,106)
           Changes in:
               Unearned premiums                                                               345,000        208,361
               Reinsurance balances receivable                                                (286,310)      (201,172)
               Unpaid losses and loss expenses including life policy benefits                   72,913         58,697
               Taxes recoverable                                                                 1,325         (8,640)
               Other changes in assets and liabilities                                         (27,968)       (53,450)
           Other items, net                                                                        641         (2,739)
                                                                                            ----------     -----------
           Net cash provided by operating activities                                           176,372         60,628
                                                                                            ----------     -----------

      Cash Flows From Investing Activities
           Sales of fixed maturities                                                           624,701        916,469
           Redemptions of fixed maturities                                                      62,316         16,608
           Purchases of fixed maturities                                                      (857,366)    (1,087,154)
           Net purchases of short term investments                                                (713)        (8,127)
           Sales of equities                                                                    33,742         25,192
           Purchases of equities                                                              (119,370)       (65,288)
           Other                                                                                (9,503)       (19,400)
                                                                                            ----------     -----------
           Net cash used in investing activities                                              (266,193)      (221,700)
                                                                                            ----------     -----------

      Cash Flows from Financing Activities
           Cash dividends paid to shareholders                                                 (19,049)       (18,032)
           Issue of common shares                                                                2,362            302
           Adjustment on purchase contract for common shares                                    (1,011)             -
                                                                                            ----------     -----------
           Net cash used in financing activities                                               (17,698)       (17,730)
                                                                                            ----------     -----------

      Effect of exchange rate changes on cash                                                     (858)        (2,703)

      Decrease in cash and cash equivalents                                                   (108,377)      (181,505)

      Cash and cash equivalents - beginning of period                                          451,614        434,033
                                                                                            ----------     -----------
      Cash and cash equivalents - end of period                                             $  343,237     $  252,528
                                                                                            ==========     ===========

           See Accompanying Notes to Consolidated Financial Statements

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   General

         PartnerRe Ltd. (the "Company") is a leading global reinsurer, providing multi-line reinsurance to insurance companies through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. ( "Partner Reinsurance Company"), Partner Reinsurance Company of the U.S. ("PartnerRe U.S.") and PartnerRe SA (formerly known as SAFR PartnerRe or SAFR). Risks reinsured include, but are not limited to, property, catastrophe, agriculture, motor, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines, life/annuity and health.

         The accompanying unaudited consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles. In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2002 and 2001 and its results of operations, shareholders' equity and cash flows for the three months ended March 31, 2002 and 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report to Shareholders.

2.   New Accounting Pronouncements

       On January 1, 2002 the Company adopted SFAS No. 141, "Business Combinations," (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The statements change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceases upon adoption of that statement. The Company will complete a transitional goodwill impairment test by June 30, 2002 and impairment valuations annually or more frequently if certain indicators are encountered. In connection with the transitional goodwill impairment test, the Company will (i) identify its reporting units, (ii) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (iii) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company's Statement of Operations.

       The adoption of SFAS 141 did not have a significant impact on the Company's financial statements. The adoption of SFAS 142 has resulted in the elimination of a quarterly amortization expense related to goodwill in the amount of $6.5 million, before-tax, in the first quarter of 2002. On a pro-forma basis, diluted net income before cumulative effect of new accounting standard for the first quarter of 2001 would have been $1.09 per share rather than $1.22 as reported. The Company is currently assessing but has not yet determined the impact of goodwill impairment, if any, on its financial position and results of operations.

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.   Segment Information

         Following a realignment of its Global operations effective January 1, 2002, the Company changed its reporting segments to reflect the way its business will be managed going forward. The Company monitors the performance of its underwriting operations in two major segments, Non-Life and Life. The Non-Life segment is further divided into three sub-segments, US Property and Casualty, Non-US Property and Casualty and Worldwide Specialty. The Life segment includes Life, Health and Annuity business. Segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

         The US and Non-US Property and Casualty sub-segments include property and casualty business as well as motor business. These lines are generally written in local markets. The US Property and Casualty sub-segment is comprised of property, casualty and motor risks originating in the United States, generally written by PartnerRe U.S. The Non-US Property and Casualty sub-segment is comprised of property, casualty and motor business originating outside of the United States, generally written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of that business which is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and global in nature, inasmuch as appropriate risk management for these lines require a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include catastrophe, aviation and space, marine, agriculture, credit and surety, special risks and miscellaneous lines. The corresponding information for the prior period has been restated to conform to the current period presentation.

         Because the Company does not manage its assets by segment, investment income is not allocated to the Non-Life sub-segments of the reinsurance operations. However, because of the interest sensitive nature of some of the Company's Life products, investment income is considered in management's assessment of the profitability of the Life segment of the reinsurance operations. The following items are not considered in evaluating the results of each segment: net realized investment gains/losses, other income, amortization of goodwill, interest expense, distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities, net foreign exchange gains or losses, income tax expense or benefit and preferred share dividends. Segment revenues and profits or losses are shown net of intercompany transactions.

         Management measures segment results for the Property and Casualty segments and Worldwide Specialty segment on the basis of the "technical ratio", which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. Management measures segment results for the Life segment on the basis of "technical result" which is defined as net premiums earned less loss and loss adjustment expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three month periods ended March 31, 2002 and 2001 ($ millions except ratios):

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                           For the three                  For the three
                                                            months ended                  months ended
                                                             March 31,                      March 31,
                                                                2002                          2001
-----------------------------------------------------------------------------------------------------------
      NON-LIFE SEGMENT
        US Property and Casualty
           Net premiums written                           $       174.2                 $       116.3
           Net premiums earned                                    120.5                          70.8
              Loss and loss expense ratio                          66.3  %                       73.0  %
              Acquisition expense ratio                            27.0                          24.4
                                                             -----------                   -----------
              Technical ratio /(1)/                                93.3                          97.4

        Non-US Property and Casualty
           Net premiums written                           $       200.8                 $       166.6
           Net premiums earned                                    121.2                         116.6
              Loss and loss expense ratio                          73.9  %                       77.2  %
              Acquisition expense ratio                            23.5                          24.3
                                                             -----------                   -----------
              Technical ratio /(1)/                                97.4                         101.5

        Worldwide Specialty
           Net premiums written                           $       409.1                 $       266.9
           Net premiums earned                                    205.3                         156.8
              Loss and loss expense ratio                          55.9  %                       57.1  %
              Acquisition expense ratio                            16.8                          20.6
                                                             -----------                   -----------
              Technical ratio /(1)/                                72.7                          77.7

      TOTAL NON-LIFE SEGMENT
      Gross premiums written                              $       803.4                 $       564.9
      Net premiums written                                        784.1                         549.8
      Net premiums earned                                         447.0                         344.2

         Loss and loss expense ratio                               63.6  %                       67.2  %
                                                             -----------                   -----------
         Acquisition expense ratio                                 21.4                          22.7
         Other overhead expense ratio                               7.6                           7.3
                                                             -----------                   -----------
         Expense ratio                                             29.0                          30.0
                                                             -----------                   -----------
         Combined ratio /(2)/                                      92.6  %                       97.2  %

-----------------------------------------------------------------------------------------------------------

      LIFE SEGMENT
      Gross premiums written                              $        43.4                 $        50.8
      Net premiums written                                         40.4                          48.0
      Net premiums earned                                          32.6                          45.2

      Technical result /(3)/                              $        (3.5)                $        (4.2)
      Allocated investment income                                   6.4                           6.3
                                                             -----------                   -----------
      Net technical result                                $         2.9                 $         2.1
----------------------------------------------------------------------------------------------------------------------

      /(1)/ Technical ratio is obtained by dividing the sum of losses and loss adjustment expenses and acquisition costs by net premiums earned /(2)/ Combined ratio is obtained by dividing the sum of losses and loss adjustment expenses, acquisition costs and other overhead expenses by net premiums earned
      /(3)/ Technical result is defined as net premiums earned, less losses and loss adjustment expenses and acquisition costs

                                 PartnerRe Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                                 For the three      For the three
                                                                  months ended      months ended
                                                                   March 31,          March 31,
                                                                      2002              2001

      ---------------------------------------------------------------------------------------------
      Reconciliation to Net Income:

      Technical result                                           $     63.6         $      30.8
      Other operating expenses                                        (36.9)              (27.7)
      Net investment income                                            58.7                60.0
      Other income                                                      0.7                   -
      Interest expense                                                 (3.2)               (3.2)
      Amortization of goodwill                                            -                (6.5)
      Net foreign exchange losses                                      (3.6)               (2.9)
      Income tax (expense) benefits on operating
        income                                                         (0.7)               10.1
      Distribution related to Trust
       Preferred and Mandatorily Redeemable
       Preferred Shares                                                (6.8)                  -
      ---------------------------------------------------------------------------------------------
      Operating income                                                 71.8                60.6
      ---------------------------------------------------------------------------------------------
      Net   realized   investment   (losses)
      gains, after taxes                                               (8.5)                7.5
      Cumulative   effect  of  adopting  new
      accounting standard, net of tax                                     -                27.8
      ---------------------------------------------------------------------------------------------
      Net income                                                 $     63.3         $      95.9
      ---------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the unaudited consolidated financial condition at March 31, 2002 and results of operations of PartnerRe Ltd. (the "Company") for the three months ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2001 and notes thereto included in the Company's 2001 Annual Report to Shareholders. The unaudited consolidated financial statements at and for the three months ended March 31, 2002 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

General

     The Company provides multi-line reinsurance to insurance companies on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. ("Partner Reinsurance Company"), Partner Reinsurance Company of the U.S. ("PartnerRe U.S.") and PartnerRe SA (previously SAFR PartnerRe or SAFR). Risks reinsured include, but are not limited to, property, catastrophe, agriculture, motor, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines, life/annuity and health.

     Because of the inherent volatility of some of the lines of business the Company underwrites, the operating results and financial condition of the Company can be adversely impacted by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. Catastrophe reinsurance comprises a material portion of the Company's business. Catastrophe losses result from events such as windstorms, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, the Company's loss experience in this line of business could be characterized by low frequency and high severity, particularly since it usually writes treaties with high attachment points. This is likely to result in substantial volatility in the Company's financial results for any fiscal quarter or year and could have a material adverse effect on the Company's financial condition or results of operations.

     The Company writes other lines of business, which can be affected by large losses, including property, agriculture, motor, casualty, marine, aviation and space, credit and surety, technical and miscellaneous lines, life/annuity and health. The Company endeavors to manage its exposure to catastrophe and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone defined by the Company and attempting to limit its exposure to per risk reinsurance, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance. Despite the Company's efforts to manage its exposure to catastrophe and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones or changes in the relative frequency or severity of catastrophic or other large loss events could have a material adverse effect on the Company's financial condition or results of operations. Should the Company incur a substantial catastrophe loss, its ability to write future business may be impacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Environment

         Reinsurance is a highly competitive and cyclical industry. The industry is influenced by several factors including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, inflation and general economic conditions. Throughout the late 1990's, the industry's operating profitability declined due to the deterioration of pricing, terms and conditions and increasing loss costs. Offsetting these trends were high investment returns, which led to continued growth in capital - a prime determinant of capacity and competition.

         The cumulative impact of large European storm losses in December 1999, continued increases in loss costs, negative cash flow, declining market returns and adverse developments of reserves ultimately led to tightening of terms and conditions, and improved pricing during the January 2001 renewals. The cyclical trends were significantly accelerated by the large loss events of 2001. The terrorist attacks of September 11 and Enron bankruptcy represent the largest catastrophe loss and largest surety loss, respectively, in the history of the industry. In addition a number of companies posted large increases to reserves for prior years. Several companies exited the industry, while others were financially weakened. The reduction in capacity caused by the large losses, reserve increases and exiting capital accelerated the improvement in pricing, terms and conditions. The January 2002 renewals were the strongest in over five years.

         While the cumulative impact of the foregoing factors have led to increased pricing and improved terms and conditions, there is no certainty as to how long these conditions will last. Since September 11, it is estimated that over $25 billion in capital has been raised by industry participants, helping to offset the estimated $35 billion to $50 billion in September 11 losses. Although management has seen improved pricing and terms and conditions in 2002, there are no guarantees of improved industry profitability as the industry remains subject to further catastrophes and other large losses. Management continues to pursue those opportunities that it perceives will generate acceptable returns. Management believes that through dedication to client service and its disciplined approach to underwriting, the Company provides a stable and reliable source of underwriting capacity to its clients.

Results of Operations - for the Three Months ended March 31, 2002 and 2001

         Results of operations for the three months ended March 31, 2002 and 2001 were as follows ($ millions, except per share data):

                                                                                                 2002                2001
         -----------------------------------------------------------------------------------------------------------------
          Operating earnings available to common shareholders                               $    66.8          $     55.6
          Net realized investment (losses) gains, net of tax                                     (8.5)                7.5
         -----------------------------------------------------------------------------------------------------------------
          Net income available to common shareholders before cumulative
              effect of adopting new accounting standard                                         58.3                63.1
         -----------------------------------------------------------------------------------------------------------------
          Cumulative effect of adopting new accounting standard, net of tax                         -                27.8
         -----------------------------------------------------------------------------------------------------------------
          Net income available to common shareholders                                       $    58.3          $     90.9
         -----------------------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------------------
          Diluted operating earnings per common share                                       $    1.29          $     1.08
          Net  realized investment (losses) gains per common share, net of tax                  (0.16)               0.14
         -----------------------------------------------------------------------------------------------------------------
          Diluted net income per common share before cumulative effect
              adopting new accounting standard                                              $    1.13          $     1.22
         -----------------------------------------------------------------------------------------------------------------
          Cumulative effect of adopting new accounting standard, net of tax                         -                0.54
         -----------------------------------------------------------------------------------------------------------------
          Net income available to common shareholders                                       $    1.13          $     1.76
         -----------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Management follows the industry practice of considering both net income and operating earnings in the analysis of results and performance. Operating earnings available to common shareholders exclude net realized investment gains or losses on investments and preferred dividends. Operating earnings available to common shareholders for the three months ended March 31, 2002 increased by 20.1% compared to the three months ended March 31, 2001, and net income available to common shareholders before cumulative effect of adopting new accounting standard for the three months ended March 31, 2002 decreased by 7.7% compared to the three months ended March 31, 2001. The increase in operating earnings available to common shareholders resulted primarily from an increase in underwriting profitability fueled by improved pricing and better terms and conditions obtained during the January 2002 renewals, the absence of catastrophe or other large losses during the first quarter of 2002 and the adoption of SFAS 142 which resulted in discontinuation of goodwill amortization effective January 1, 2002. The decrease in net income available to common shareholders before effect of adopting new accounting standard is due to the increase in net realized investment losses, net of tax, that resulted from the timing of disposition of securities as part of the ongoing management of the investment portfolio within the investment guidelines and objectives set out by management.

Reinsurance Operations - Underwriting Results

Non-Life Segment

US Property and Casualty

         Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 and 2001 were as follows ($ millions):

                                                                                     2002               2001
             -------------------------------------------------------------------------------------------------
                               Gross premiums written                         $     175.5          $   116.4
                               Net premiums written                                 174.2              116.3

                               Net premiums earned                                  120.5               70.8
             -------------------------------------------------------------------------------------------------

         The Company observed a combination of original rate increases and improved terms and conditions in the property, casualty and motor lines during the January 2002 renewals. Despite this improvement in terms and conditions in the industry, the Company pursued premium growth when market conditions met the Company's selective standards. In addition, business that no longer met the Company's standards was not renewed. Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 increased by 50.8%, 49.8% and 70.2%, respectively, compared to the three months ended March 31, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the casualty and motor lines and more modestly in the property line. The increase in net premiums earned reflects the increase in net written premiums during the first quarter of 2002 as well as the growth in net premiums written during the latter half of 2001. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

         Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned ("loss and loss expense ratio"), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned ("acquisition expense ratio"), were as follows for the three-month periods ended March 31, 2002 and 2001 ($ millions except ratios):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                                                                2002               2001
----------------------------------------------------------------------------------------------------------
                  Losses and loss expenses                                 $     79.9        $    51.7
----------------------------------------------------------------------------------------------------------
                  Acquisition expenses                                           32.5             17.3
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                  Loss and loss expense ratio                                    66.3%            73.0%
----------------------------------------------------------------------------------------------------------
                  Acquisition expense ratio                                      27.0             24.4
----------------------------------------------------------------------------------------------------------
                  Technical ratio                                                93.3             97.4
----------------------------------------------------------------------------------------------------------

         The increase in losses and loss expenses for the first three months of 2002 compared to the first three months of 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio reflects improved pricing and conditions seen in the January 2002 renewals in addition to improved loss experience in every line.

         The increase in acquisition expenses compared to the three months ended March 31, 2001 resulted primarily from an increase in the volume of business earned in the three months ended March 31, 2002. The increase in the acquisition expense ratio during the first quarter of 2002 resulted from an increase in the business earned related to non-proportional treaties written on a cession basis which carries acquisition costs similar to proportional treaties.

Non-US Property and Casualty

         Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 and 2001 were as follows ($ millions):

                                                                                                   2002                2001
         -------------------------------------------------------------------------------------------------------------------
                            Gross premiums written                                          $     207.3          $    170.6
                            Net premiums written                                                  200.8               166.6

                            Net premiums earned                                                   121.2               116.6
         -------------------------------------------------------------------------------------------------------------------

         During the January 2002 renewals, the Company observed a combination of original rate increases and improved conditions in the property and casualty markets in most countries and observed improvements in the motor lines in certain geographic markets. There were broad variations by country and type of business; and improvements, while significant, were generally less than in the US Property and Casualty segment. Despite the overall improvement in terms and conditions in the industry, the Company pursued premium growth when market conditions met the Company's selective standards. In addition, business that no longer met the Company's standards was not renewed, particularly in the casualty and motor lines. Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 increased by 21.5%, 20.5% and 3.9%, respectively, compared to the three months ended March 31, 2001. Similar to the US Property and Casualty segment, this growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the property line. During the first quarter of 2002, a number of proportional treaties were renewed on a non-proportional basis and this resulted in smaller gross and net premiums written and net premiums earned figures for those treaties. This mitigated the Non-US Property and Casualty segment growth trends in the first quarter of 2002. Growth is smaller for net premiums earned than net premiums written primarily because the net earned premiums in the first quarter of 2002 still reflect the lower volume of net premiums written during the 2001 calendar year, particularly in the motor line. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned ("loss and loss expense ratio"), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned ("acquisition expense ratio"), were as follows for the three-month periods ended March 31, 2002 and 2001 ($ millions except ratios):

                                                                                                2002              2001
               ----------------------------------------------------------------------------------------------------------
                                 Losses and loss expenses                                 $     89.6          $   90.0
               ----------------------------------------------------------------------------------------------------------
                                 Acquisition expenses                                           28.5              28.4
               ----------------------------------------------------------------------------------------------------------

               ----------------------------------------------------------------------------------------------------------
                                 Loss and loss expense ratio                                    73.9%             77.2%
               ----------------------------------------------------------------------------------------------------------
                                 Acquisition expense ratio                                      23.5              24.3
               ----------------------------------------------------------------------------------------------------------
                                 Technical ratio                                                97.4             101.5
               ----------------------------------------------------------------------------------------------------------

         The decrease in losses and loss expenses and the corresponding ratio for the first three months of 2002 compared to the first three months of 2001 results from an improvement in the loss experience and is reflective of the improved market conditions seen by the Company during the January 2002 renewals. There was no significant change in the acquisition expenses or corresponding ratio during the first three months of 2002 compared to the same period during 2001.

Worldwide Specialty

         Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 and 2001 were as follows ($ millions):

                                                                                                  2002               2001
         ----------------------------------------------------------------------------------------------------------------
          Gross premiums written                                                            $    420.6          $   277.9
          Net premiums written                                                                   409.1              266.9

          Net premiums earned                                                                    205.2              156.8
         ----------------------------------------------------------------------------------------------------------------

         During the January 2002 renewals, the Company saw a market focus on rates, terms and conditions rather than market share. In addition, several reinsurers withdrew from many markets, especially the aviation market. The Company took advantage of considerable rate increases and improved terms and conditions in the specialty lines. Improvements were more forceful in this sub-segment than in both the US and Non-US Property and Casualty sub-segments. Despite this improvement in terms and conditions in the industry, the Company pursued premium growth when market conditions met the Company's selective standards and allocated capital to lines where prices and conditions were the most attractive. Business that no longer met the Company's standards was not renewed. Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 increased by 51.3%, 53.3% and 30.9%, respectively, compared to the three months ended March 31, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the catastrophe, aviation, marine and special risks lines. Growth in the first quarter of 2002 was mitigated to a small extent by a decrease in the credit and surety and financial guarantee lines where pricing, terms and conditions were not as attractive as in other Worldwide Specialty lines. The increase in net premiums earned reflects the increase in net written premiums during the first quarter of 2002 as well as the growth in net premiums written during the latter half of 2001. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned ("loss and loss expense ratio"), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned ("acquisition expense ratio"), were as follows for the three-month periods ended March 31, 2002 and 2001 ($ millions except ratios):

                                                                                    2002               2001
         -----------------------------------------------------------------------------------------------------
                  Losses and loss expenses                                      $  114.7            $  89.5
         -----------------------------------------------------------------------------------------------------
                  Acquisition expenses                                              34.6               32.4
         -----------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------
                  Loss and loss expense ratio                                       55.9%              57.1%
         -----------------------------------------------------------------------------------------------------
                  Acquisition expense ratio                                         16.8               20.6
         -----------------------------------------------------------------------------------------------------
                  Technical ratio                                                   72.7               77.7
         -----------------------------------------------------------------------------------------------------

         The increase in losses and loss expenses for the first three months of 2002 compared to the first three months of 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio for the first three months of 2002 compared to the same period in 2001 is due primarily to an improvement in pricing and loss experience in all lines except for credit and surety. The Company experienced a low level of losses in its Catastrophe line, but this was partially offset by higher losses in the Credit and Surety line, which the Company attributed to the higher number of bankruptcies typically expected during a recession period.

         The increase in acquisition expenses compared to the three months ended March 31, 2001 resulted primarily from a larger volume of business earned in the three months ended March 31, 2002. The decrease in the acquisition expense ratio resulted from a higher proportion of non-proportional business earned during the first quarter of 2002.

Life Segment

         Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 and 2001 were as follows ($ millions):

                                                                                       2002                2001
         ------------------------------------------------------------------------------------------------------
                  Gross premiums written                                        $      43.4          $     50.8
                  Net premiums written                                                 40.4                48.0

                  Net premiums earned                                                  32.6                45.2
         ------------------------------------------------------------------------------------------------------

         The decreases in gross and net premiums written and net premiums earned were primarily related to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001. The restructuring does not affect the overall financial results for the life segment.

         Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the three months ended March 31, 2002 and 2001 were as follows ($ millions):

                                                                                    2002               2001
         -----------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------
                  Life policy benefits                                          $   27.6           $   41.2
         -----------------------------------------------------------------------------------------------------
                  Acquisition expenses                                               8.5                8.2
         -----------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



         The decrease in life policy benefits for the first three months of 2002 compared to the first three months of 2001 resulted primarily from the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001. The restructuring does not affect overall financial results for the life segment.

Premium distribution by line of business

         The distribution of net premiums written by line of business for the three months ended March 31, 2002 and 2001 was as follows:

                                                                                                   2002                2001
          -----------------------------------------------------------------------------------------------------------------
                                                                                                      %                   %
                   Non-Life
                       Property and Casualty
                            Property                                                                 19                  19
                            Casualty                                                                 15                  14
                            Motor                                                                    12                  14
                       Worldwide Specialty
                            Catastrophe                                                              23                  21
                            Aviation/Space                                                            5                   4
                            Marine                                                                    3                   2
                            Agriculture                                                               4                   4
                            Special Risk                                                              7                   4
                            Credit/Surety                                                             4                   6
                            Other                                                                     3                   4
                   Life                                                                               5                   8
          ------------------------------------------------------------------------------------------------------------------

         The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. The above percentages of net premiums written for the catastrophe line of business, which is written predominantly on a non-proportional basis, is higher than what can be expected for the year because a significant portion of the year's catastrophe premiums are written in the first quarter. The relative increase in the catastrophe and special risk lines of business in the first three months of 2002 compared to the same period in 2001 reflects growth in those lines as a result of better pricing, terms and conditions during the January 2002 renewals. The relative decrease in the life line of business in the three months ended March 31, 2002 is attributable to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 as well as the considerable growth seen in the Company's non-life lines.

         The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the three months ended March 31, 2002 and 2001 was as follows:

                                                                                       2002                2001
          ------------------------------------------------------------------------------------------------------
                                                                                          %                   %
                  Non-life Segment
                       Proportional                                                      36                  34
                       Non-Proportional                                                  50                  49
                       Facultative                                                        9                   9
                  Life Segment
                       Proportional                                                       4                   7
                       Non-Proportional                                                   1                   1
          ------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         The geographic distribution of gross premiums written for the three months ended March 31, 2002 and 2001 was as follows:

                                                                                      2002                 2001
           -----------------------------------------------------------------------------------------------------
                                                                                         %                    %

                  Europe                                                                39                   46
                  North America                                                         45                   40
                  Asia, Australia, New Zealand                                          10                    7
                  Latin America and the Caribbean                                        5                    6
                  Africa                                                                 1                    1
           ----------------------------------------------------------------------------------------------------

         Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in North America and Asia, Australia, New Zealand. This is a seasonal trend that results primarily from the Company's significant catastrophe renewals that are written predominantly on a non-proportional basis in the first quarter of the year.

     Investment Results

         Net investment income and net realized investment (losses) gains for the three-month periods ended March 31, 2002 and 2001 were as follows ($ millions):

                                                                                       2002                 2001
         ----------------------------------------------------------------------------------------------------------
         Net investment income                                                      $  58.7               $  60.0
         Net realized investment (losses) gains                                        (7.9)                  9.1
         ----------------------------------------------------------------------------------------------------------


         Net investment income for the three months ended March 31, 2002 decreased by 2.1% compared to the 2001 period. The decrease in net investment income is primarily due to a large life reinsurance treaty under which all investment income is transferred to the policyholders through the life policy benefit expense line. As a result of this transfer, any volatility in net investment income on this treaty is offset by the same but opposite movement in life policy benefit expenses with no net impact on net income. The market yield on the Company's fixed income investment portfolio decreased during the last two years as proceeds of invested securities that matured or were redeemed have been reinvested at increasingly lower market rates. The market yield on the fixed income investment portfolio began to recover modestly during the first quarter of 2002 and the Company believes the yield will continue to rise in an improving economy, allowing the Company to invest its cash flows at higher rates and increase investment income. Net realized investment gains and losses on sales of investments are a function of the timing of dispositions of available for sale fixed maturities and equity securities, change in market value of trading securities and the net ineffectiveness of the Company's hedging activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Currency

         The Company's functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company's most significant foreign currency exposure is to the Euro. The Euro decreased in value by 2% in the first three months of 2002 (from 0.89 to 0.87 U.S. dollar per Euro) thereby increasing the aggregate currency translation loss of $58.0 million at December 31, 2001 to $60.7 million at March 31, 2002.

         The value of the U.S. dollar strengthened approximately 2% against the Euro, 1% against the Swiss Franc, and 2% against the British Pound in the first three months of 2002 and, since a large proportion of the Company's assets and liabilities is expressed in these currencies, there was a corresponding reduction in the value of these assets and liabilities expressed in U.S. dollar terms.

         Net foreign exchange losses amounted to $3.6 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively. Foreign exchange gains and losses are a function of the relative value between the U.S. dollar and other currencies in which the Company does business.

Financial Condition and Liquidity and Capital Resources

         Shareholders' Equity and Capital Management

         Shareholders' equity at March 31, 2002 was $1,762.3 million compared to $1,748.1 million at December 31, 2001. The major factors influencing the level of shareholders' equity in the three-month period ended March 31, 2002 were:

         .        net income of $63.3 million;
         .        dividend payments of $19.0 million;
         .        a net increase in common shares and additional paid-in capital of $2.4 million, due to the issuance of common shares;
         .        a payment of $1.0 million under the Purchase Contract for
                  common shares;
         .        the $2.7 million negative effect of the currency translation adjustment resulting from the strengthening of the U.S. dollar against the Euro; and
         .        a $28.7 million decrease in net unrealized gains on
                  investments, net of deferred taxes, recorded in equity.

         The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the three months ended March 31, 2002, the Company did not repurchase common shares. As of March 31, 2002, approximately 4.2 million common shares remain authorized for repurchase under the Company's current repurchase program.

         Assets

         At March 31, 2002, total assets were $7,567.5 million compared to total assets of $7,165.4 million at December 31, 2001. Total invested assets, including cash and cash equivalents, were $4,487.2 million as March 31, 2002 compared to $4,410.7 million at December 31, 2001. The major factors influencing the change in cash and invested assets in the three-month period ended March 31, 2002 were:

         .        net cash provided by operating activities of $176.4 million;
         .        decrease in unsettled security trades of $24.0 million;
         .        dividend and distribution payments on common and preferred shares and Mandatorily Redeemable Preferred Securities totaling $23.0 million;
         .        cash receipt for the issue of common shares aggregating $2.4 million;
         .        decrease in net unrealized gains on investments of $32.9
                  million; and
         .        the negative impact of the stronger U.S. dollar relative to the Euro as it relates to conversion of PartnerRe SA's investments and cash balances into U.S. dollars.

         At March 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average expected duration of 3.8 years compared to
3.7 years as at December 31, 2001. As at each of March 31, 2002 and December 31, 2001, approximately 92% of the fixed income portfolio was rated investment grade (BBB- or higher).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         The Company's investment strategy is unchanged from previous years, although the continuing evolution of the Company into a global multi-line reinsurer has affected the construction and composition of the investment portfolio. The Company's investment philosophy distinguishes between those assets that are matched against existing liabilities ("liability funds") and those that are part of shareholders' equity ("capital funds"). Liability funds are invested in investment grade fixed income securities and are generally matched in currency and duration to the estimated liabilities in a way that generally seeks to immunize liabilities against changes in the general level of interest rates or the relative valuation of currencies. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in investment grade bonds, common stock, preferred stocks, convertible and high yield bonds and other asset classes that offer potentially higher returns.

         At March 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 5.3% compared to 5.1% as at December 31, 2001. The increase in average yield to maturity was primarily due to a modest increase in market interest rates during the first quarter of 2002.

         Liabilities

         The Company has recorded Non-life reserves for unpaid losses and loss expenses of $3,046.7 million and $3,005.6 million at March 31, 2002 and December 31, 2001, respectively. Policy benefits reserves for Life and annuity contracts were $704.6 million and $693.3 million at March 31, 2002 and December 31, 2001, respectively. The increase in the value of unpaid losses and loss expenses and policy benefits for Life and annuity contracts between December 31, 2001 and March 31, 2002 resulted primarily from the increase in the volume of business earned by the Company during the first quarter of 2002.

         The Company's reserves for unpaid losses and loss expenses include an estimate for its net ultimate liability for asbestos and environmental claims. Ultimate values for such claims cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses for these claims and these uncertainties are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific existing facts that would materially affect its estimates.

         Capital and Liquidity

         The Company's capital structure includes term debt, Series A perpetual preferred shares, Series B redeemable preferred shares, 30-year Trust Preferred securities, as well as common equity. These securities have the following characteristics:

   o The term debt of $220 million has a fixed rate of 5.81% and is fully collateralized and repayable in 2008 with interest payments due semi-annually;
   o Series A Perpetual Cumulative Preferred securities in the amount of $250 million have an annual dividend rate of 8% and dividends are payable on a quarterly basis;
   o Trust Preferred securities have an annual dividend rate of 7.90% payable quarterly, and are redeemable on December 31, 2031, which date may be extended to a date no later than December 31, 2050. The Trust Preferred securities are issued by PartnerRe Capital Trust I, a Delaware statutory business trust and an indirect, wholly-owned subsidiary of the Company;
   o Series B Redeemable Preferred securities were issued as part of the Premium Equity Participating Security Units ("PEPS units"). Each PEPS unit comprises i) one of the Company's 5.61% Series B Cumulative Redeemable Preferred shares and ii) a purchase contract obligating the holder of the PEPS unit to purchase from the Company, no later than December 31, 2004, for a price of $50, a number of common shares ranging between 0.8696 and 1.0638 shares, depending on the price of the Company's common stock at the time of purchase;
   o The remaining capital of the Company's common shareholders' equity is composed of the common shares, retained earnings and accumulated other comprehensive income. The Company's common shares have historically paid a quarterly dividend, currently $0.29 per share per quarter. However, while it is currently the Company's intention to pay dividends, there can be no assurance that the Company will continue to declare and pay dividends on common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Cash flow from operations for the three months ended March 31, 2002 increased to $176.4 million from $60.6 million in the same period in 2001. This increase is primarily attributable to the significant increase in business written by the Company during the January 2002 renewals and a first quarter
2002 relatively free from catastrophic or other large loss payments. The Company paid less than $18 million on the September 11 terrorist attack during the quarter and less than $27 million to date. Total Non-Life paid losses during the first quarter of 2002 amounted to $220 million.

         The Company's ability to pay common and preferred shareholders' dividends and its operating expenses is dependent on cash dividends from Partner Reinsurance Company and PartnerRe SA, including its subsidiary, PartnerRe U.S. (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French law and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed. The restrictions are generally based on net income and/or certain levels of policyholders' earned surplus as determined in accordance with the relevant statutory accounting practices. There are presently no material statutory restrictions, except as noted below, on the reinsurance subsidiaries' abilities to pay dividends. PartnerRe U.S., a company licensed in the U.S., may not pay cash dividends without prior regulatory approval.

         The Company has cash outflows in the form of operating expenses, dividends to both common and preferred shareholders and distributions on preferred securities. During the three months ended March 31, 2002, the Company paid $14.0 million in dividends to its common shareholders in the form of a quarterly dividend of $0.28 a share. Additionally, the Company paid the holders of its Series A Preferred Stock $5.0 million in dividends during the quarter. The Company also paid $4.0 million in the first quarter of 2002 on the PEPS Units.

         The operating entities of the Company depend upon cash flow from the collection of premiums and investment income. Cash outflows are in the form of claims payments, operating expenses and dividend payments to the holding Company. In addition, the U.S. operation is responsible for payments under the Trust Preferred Stock. Historically, the reinsurance subsidiaries of the Company have generated sufficient cash flow to meet all of their obligations. Because of the inherent volatility of the business written by the Company, cash flows from operating activities may vary significantly between periods.

Effects of Inflation

         The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Forward Looking Statements

         Certain statements contained in this document, including Management's Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the Unites States Securities Exchange Act of 1934. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. Many factors could cause the Company's actual results to differ materially from those expressed in such forward-looking statements, including, but not limited to:

     (1) the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

     (2) a decrease in the level of demand for reinsurance and/or an increase in the supply of reinsurance capacity;

     (3) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

     (4) actual losses and loss expenses exceeding our loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses;

     (5) changes in the cost, availability and performance of retrocessional reinsurance, including the ability to collect reinsurance recoverables;

     (6)  concentration risk in dealing with a limited number of brokers;

     (7) developments in and risks associated with global financial markets which could affect our investment portfolio;

     (8)  changing rates of inflation and other economic conditions;

     (9)  losses due to foreign currency exchange rate fluctuations;

     (10) changes in the legal or regulatory environments in which we operate, including the passage of federal or state legislation subjecting Partner Reinsurance Company Ltd. or PartnerRe SA to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; or

     (11) actions by rating agencies that might impact the Company's ability to write new business

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates .The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         The Company's insurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. As of March 31, 2002, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business in relation to claims activity. Whilst none of this is expected by management to have a significant adverse effect on the Company's results of operation, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2.       CHANGES IN SECURITIES.

              None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.


ITEM 5.       OTHER INFORMATION.

         The deadline for the submission of Shareholder proposals for the Company's 2003 Annual Meeting is November 27, 2002.

                           PART II - OTHER INFORMATION
                                   (continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits - The following exhibits are filed as part of this report on
                    Form 10-Q:

         3.1  Amended Memorandum of Association.

         3.2  Amended and Restated Bye-laws.

         4.1  Specimen Common Share Certificate.

         4.2  Specimen Class B Warrant.

         4.3 Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.

         4.4 Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.

         4.5  Specimen of Unit Certificate for the PEPS Units.

         4.6 Certificate of Designation of the Company's 5.61% Series B Cumulative Redeemable Preferred Shares.

         10.1 Amended and restated PartnerRe Ltd. Employee Incentive Plan, dated February 26, 2002.

         11.1 Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

         15   Letter Regarding Unaudited Interim Financial Information.


    (b)  Reports on Form 8-K.

         Current report on Form 8-K filed on March 25, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PartnerRe Ltd.
                                        ---------------------------------
                                         (Registrant)



Date:      May 6, 2002                   By:  /s/ Patrick A. Thiele
           ------------------           ---------------------------------
                                             Name:   Patrick A. Thiele
                                             Title:  President & Chief
                                                     Executive Officer




Date:      May 6, 2002                   By:  /s/ Albert A. Benchimol
           ------------------           ---------------------------------
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

                                                                    Sequentially
Exhibit                                                               Numbered
Number                             Exhibit                              Page
------                             -------                              ----

3.1      Amended Memorandum of Association. *

3.2      Amended and Restated Bye-laws.*

4.1      Specimen Common Share Certificate. **

4.2      Specimen Class B Warrant.***

4.3      Specimen Share Certificate for the 8% Series A
         Cumulative Preferred Shares.+

4.4      Certificate of Designation, Preferences and Rights of
         8% Series A Cumulative Preferred Shares.+

4.5      Specimen of Unit Certificate for the PEPS Units.++

4.6      Certificate of Designation of the Company's 5.61%
         Series B Cumulative Redeemable Preferred Shares.++

10.1     Amended and restated PartnerRe Ltd. Employee Incentive
         Plan, dated February 26, 2002.

11.1     Statements Regarding Computation of Net Income Per
         Common and Common Equivalent Share.

15       Letter Regarding Unaudited Interim Financial Information.


____________________

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

+ Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.

++ Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.