Form 10-Q
period 2002-06-30
PARTNERRE LTD
filed 2002-08-14
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2002

Commission file number 0-2253

PartnerRe Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

96 Pitts Bay Road Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of August 5, 2002 was 50,329,712.

PartnerRe Ltd.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of June 30, 2002 and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2002 and 2001, and shareholders’ equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These condensed financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

August 5, 2002
Hamilton, Bermuda

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except share data)

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2002, $3,749,444; 2001, $3,382,768)	$3,810,484	$3,420,759
Short-term investments, available for sale, at fair value
(amortized cost: 2002, $25,101; 2001, $39,547)	25,173	39,564
Equities, available for sale, at fair value (cost: 2002, $450,277; 2001, $408,879)	429,069	400,825
Trading securities, at fair value (cost: 2002, $75,558; 2001, $79,973)	72,825	77,452
Cash and cash equivalents, at fair value, which approximates amortized cost	337,073	451,614
Other invested assets	17,696	20,500

Total investments and cash	4,692,320	4,410,714
Accrued investment income	79,650	74,536
Reinsurance balances receivable	990,987	654,900
Reinsurance recoverable on paid and unpaid losses	228,476	245,279
Funds held by reinsured companies	706,937	641,203
Deferred acquisition costs	336,176	274,152
Deposit assets	260,229	241,845
Taxes recoverable	101,462	95,336
Goodwill	429,519	429,519
Other	115,391	97,942

Total Assets	$7,941,147	$7,165,426

Liabilities
Unpaid losses and loss expenses	$3,260,415	$3,005,628
Policy benefits for life and annuity contracts	736,564	693,250
Unearned premiums	983,977	597,529
Funds held under reinsurance treaties	32,895	31,371
Deposit liabilities	263,873	239,208
Long-term debt	220,000	220,000
Payable for securities purchased	69,315	143,535
Accounts payable, accrued expenses and other	93,054	86,796

Total Liabilities	5,660,093	5,017,317

Trust Preferred and Mandatorily Redeemable Preferred Securities	400,000	400,000

Shareholders’ Equity
Common shares (issued and outstanding: 2002, 50,324,837; 2001, 50,164,211)	50,325	50,164
Preferred shares (issued and outstanding: 2002, 10,000,000; 2001, 10,000,000)	10,000	10,000
Additional paid-in capital	888,534	885,678
Deferred compensation	(329)	(397)
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of income taxes	38,752	24,023
Currency translation adjustment	(34,118)	(58,043)
Retained earnings	927,890	836,684

Total Shareholders’ Equity	1,881,054	1,748,109

Total Liabilities, Trust Preferred and Mandatorily Redeemable Preferred Securities and Shareholders’ Equity	$7,941,147	$7,165,426

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands, except per share data)
(Unaudited)

	For the three months ended June 30, 2002	For the three months ended June 30, 2001	For the six months ended June 30, 2002	For the six months ended June 30, 2001
Revenues
Gross premiums written	$567,667	$421,317	$1,414,519	$1,037,084

Net premiums written	$563,300	$410,943	$1,387,773	$1,008,722
Decrease (increase) in unearned premiums	2,369	(24,667)	(342,630)	(233,028)

Net premiums earned	565,669	386,276	1,045,143	775,694
Net investment income	59,526	60,819	118,230	120,776
Net realized investment (losses) gains	(6,273)	5,462	(14,154)	14,568
Other income	1,348	56	2,023	78

Total Revenues	620,270	452,613	1,151,242	911,116

Expenses
Losses and loss expenses and life policy benefits	381,767	285,858	693,621	558,254
Acquisition costs	120,667	85,064	224,714	171,331
Other operating expenses	39,729	29,394	76,665	57,052
Interest expense	3,231	3,231	6,427	6,427
Amortization of goodwill	—	6,509	—	13,018
Net foreign exchange losses (gains)	2,487	(3,107)	6,090	(214)

Total Expenses	547,881	406,949	1,007,517	805,868

Income before distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities and taxes	72,389	45,664	143,725	105,248
Distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities	6,815	—	13,630	—
Income tax (benefit) expense	(1,015)	(7,490)	251	(16,040)

Net income before cumulative effect of adopting new accounting standard, net of tax	66,589	53,154	129,844	121,288

Cumulative effect of adopting new accounting standard, net of tax	—	—	—	27,812

Net income	$66,589	$53,154	$129,844	$149,100

Preferred dividends	$5,000	$5,000	$$10,000	$10,000

Net income available to common shareholders	$61,589	$48,154	$119,844	$139,100

Calculation of comprehensive income, net of tax:
Net income as reported	$66,589	$53,154	$129,844	$149,100
Net unrealized gains or losses on investments	43,395	(30,390)	14,729	(96,886)
Change in currency translation adjustment	26,620	(10,257)	23,925	(23,426)

Comprehensive income	$136,604	$12,507	$168,498	$28,788

Per share data:
Earnings per common share:
Basic net income before cumulative effect of adopting new accounting standard	$1.22	$0.96	$2.38	$2.22
Cumulative effect of adopting new accounting standard	—	—	—	0.55

Basic net income	$1.22	$0.96	$2.38	$2.77

Weighted average number of common shares outstanding	50,280.5	50,134.8	50,283.6	50,127.4

Diluted net income before cumulative effect of adopting new accounting standard	$1.19	$0.93	$2.32	$2.16
Cumulative effect of adopting new accounting standard	—	—	—	0.54

Diluted net income	$1.19	$0.93	$2.32	$2.70

Weighted average number of common and common equivalent shares outstanding	51,706.4	51,651.3	51,739.1	51,601.7

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Common Shares	Preferred Shares	Additional Paid-In Capital	Deferred Compen- sation	Net Unrealized Gains (Losses) on Investments, Net of tax	Currency Translation Adjustment	Retained Earnings	Total Share- holders’ Equity
Balance at December 31, 2000	$50,113	$10,000	$892,310	$(534)	$107,511	$(45,710)	$1,072,316	$2,086,006
Issue of common shares	49	—	1,544	—	—	—	—	1,593
Amortization of deferred compensation	—	—	—	69	—	—	—	69
Net unrealized losses for period	—	—	—	—	(96,886)	—	—	(96,886)
Currency translation adjustment	—	—	—	—	—	(23,426)	—	(23,426)
Net income	—	—	—	—	—	—	149,100	149,100
Dividends on common shares	—	—	—	—	—	—	(27,067)	(27,067)
Dividends on preferred shares	—	—	—	—	—	—	(10,000)	(10,000)

Balance at June 30, 2001	$50,162	$10,000	$893,854	$(465)	$10,625	$(69,136)	$1,184,349	$2,079,389

Balance at December 31, 2001	$50,164	$10,000	$885,678	$(397)	$24,023	$(58,043)	$836,684	$1,748,109
Issue of common shares	161	—	4,892	—	—	—	—	5,053
Adjustment on purchase contract for common shares	—	—	(2,036)	—	—	—	—	(2,036)
Amortization of deferred compensation	—	—	—	68	—	—	—	68
Net unrealized gains for period	—	—	—	—	14,729	—	—	14,729
Currency translation adjustment	—	—	—	—	—	23,925	—	23,925
Net income	—	—	—	—	—	—	129,844	129,844
Dividends on common shares	—	—	—	—	—	—	(28,638)	(28,638)
Dividends on preferred shares	—	—	—	—	—	—	(10,000)	(10,000)

Balance at June 30, 2002	$50,325	$10,000	$888,534	$(329)	$38,752	$(34,118)	$927,890	$1,881,054

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the six months ended June 30, 2002	For the six months ended June 30, 2001
Cash Flows From Operating Activities
Net income	$129,844	$149,100
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	(2,004)	(10,035)
Amortization of goodwill	—	13,018
Effect of adopting new accounting standard	—	(27,812)
Net realized investment losses (gains)	14,154	(14,568)
Changes in:
Unearned premiums	342,630	233,029
Reinsurance balances receivable	(297,978)	(254,753)
Unpaid losses and loss expenses including life policy benefits	115,752	111,579
Taxes recoverable	678	(12,345)
Other changes in assets and liabilities	(28,321)	(93,607)
Other items, net	9,527	6,266

Net cash provided by operating activities	284,282	99,872

Cash Flows From Investing Activities
Sales of fixed maturities	1,204,639	1,560,362
Redemptions of fixed maturities	135,788	58,520
Purchases of fixed maturities	(1,634,390)	(1,814,094)
Net sales (purchases) of short term investments	15,570	(814)
Sales of equities	94,001	47,909
Purchases of equities	(178,052)	(134,991)
Other	(8,586)	(10,026)

Net cash used in investing activities	(371,030)	(293,134)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(38,638)	(37,067)
Issue of common shares	5,053	1,593
Adjustment on purchase contract for common shares	(2,036)	—

Net cash used in financing activities	(35,621)	(35,474)

Effect of exchange rate changes on cash	7,828	(5,763)

Decrease in cash and cash equivalents	(114,541)	(234,499)

Cash and cash equivalents—beginning of period	451,614	434,033

Cash and cash equivalents—end of period	$337,073	$199,534

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    General

PartnerRe Ltd. (the “Company”) is a leading global reinsurer, providing multi-line reinsurance to insurance companies through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”) and PartnerRe SA (formerly known as SAFR PartnerRe or SAFR). Risks reinsured include, but are not limited to, property, catastrophe, agriculture, motor, casualty, marine, aviation and space, credit/ surety, special risk, engineering/energy and miscellaneous lines, life/annuity and health.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles. In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2002 and 2001 and its results of operations for the three and six-month periods then ended and shareholders’ equity and cash flows for the six months then ended. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2001 Annual Report to Shareholders. The results of operations for any interim period are not necessarily indicative of the results for a full year.

2.    New Accounting Pronouncements

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

The adoption of SFAS 141 had no impact on the Company’s financial statements. The adoption of SFAS 142 has resulted in the elimination of a quarterly amortization expense related to goodwill in the amount of $6.5 million, before-tax, or $13.0 million overall, in the first half-year of 2002. On a pro-forma basis, diluted net income before cumulative effect of new accounting standard for the first half-year of 2001 would have been $2.37 per share rather than $2.16 as reported.

Management has performed a transitional goodwill impairment test during the second quarter of 2002 and has concluded that there is no impairment to the value of the Company’s goodwill asset. SFAS 142 requires that impairment valuations be performed annually or more frequently if certain indicators are encountered. In connection with the transitional goodwill impairment test, the Company has (i) identified its reporting units, (ii) determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (iii) determined the fair value of each reporting unit. If the carrying value of any reporting unit had exceeded its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities would have been determined to calculate the amount of goodwill impairment, if any.

3.    New Accounting Policy

As a part of the capital market initiative within the Company’s New Solutions operations, which underwrite finite reinsurance and capital market transactions, the Company has entered, at the beginning of the second quarter of 2002, into a limited number of interest rate and total return swaps directly related to securities for which the Company has had an active role in the structuring process. Interest income and expenses related to the interest rate swaps are reported in net investment income. The total return swaps are carried at market value and unrealized gains or losses on the total return swaps are reported in net realized gains or losses on investments.

4.    Segment Information

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

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The US and Non-US Property and Casualty sub-segments include property and casualty business as well as motor business. These lines are generally written in local markets. The US Property and Casualty sub-segment is comprised of property, casualty and motor risks originating in the United States, generally written by PartnerRe U.S. The Non-US Property and Casualty sub-segment is comprised of property, casualty and motor business originating outside of the United States, generally written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of that business which is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include catastrophe, aviation and space, marine, agriculture, credit/surety, special risk, engineering/energy and miscellaneous lines. The corresponding information for the prior period has been restated to conform to the current period presentation.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-Life sub-segments of the reinsurance operations. However, because of the interest sensitive nature of some of the Company’s Life products, investment income is considered in management’s assessment of the profitability of the Life segment of the reinsurance operations. The following items are not considered in evaluating the results of each segment: net realized investment gains/losses, other income, amortization of goodwill, interest expense, distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities, net foreign exchange gains or losses, income tax expense or benefit and preferred share dividends. Segment revenues and profits or losses are shown net of intercompany transactions.

Management measures segment results for the Property and Casualty segments and Worldwide Specialty segment on the basis of the “technical ratio”, which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. Management measures segment results for the Life segment on the basis of “net technical result” which includes revenues from net premiums earned and allocated investment income and expenses from loss and loss adjustment expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three-month and six-month periods ended June 30, 2002 and 2001 ($ millions except ratios):

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the three months ended June 30, 2002	For the three months ended June 30, 2001	For the six months ended June 30, 2002	For the six months ended June 30, 2001
NON-LIFE SEGMENT
US Property and Casualty
Net premiums written	$176.0	$122.6	$350.2	$238.9
Net premiums earned	136.6	87.0	257.1	157.8
Loss and loss expense ratio	77.4%	76.1%	72.2%	74.7%
Acquisition expense ratio	25.7	25.5	26.3	24.9

Technical ratio (1)	103.1%	101.6%	98.5%	99.6%

Non-US Property and Casualty
Net premiums written	$109.6	$94.8	$310.4	$261.4
Net premiums earned	137.7	100.0	258.9	216.6
Loss and loss expense ratio	72.9%	74.0%	73.4%	75.7%
Acquisition expense ratio	25.2	25.0	24.4	24.7

Technical ratio (1)	98.1%	99.0%	97.8%	100.4%

Worldwide Specialty
Net premiums written	$244.3	$154.6	$653.4	$421.5
Net premiums earned	257.4	160.5	462.6	317.3
Loss and loss expense ratio	56.4%	64.1%	56.2%	60.6%
Acquisition expense ratio	17.1	20.4	17.0	20.5

Technical ratio (1)	73.5%	84.5%	73.2%	81.1%

TOTAL NON-LIFE SEGMENT
Gross premiums written	$532.9	$380.9	$1,336.3	$945.9
Net premiums written	529.9	372.0	1,314.0	921.8
Net premiums earned	531.7	347.5	978.6	691.7

Loss and loss expense ratio	66.1%	69.9%	64.9%	68.6%

Acquisition expense ratio	21.4	22.9	21.4	22.8
Other overhead expense ratio	6.9	7.5	7.2	7.4

Expense ratio	28.3	30.4	28.6	30.2

Combined ratio (2)	94.4%	100.3%	93.5%	98.8%

LIFE SEGMENT
Gross premiums written	$34.8	$40.4	$78.2	$91.2
Net premiums written	33.4	38.9	73.8	86.9
Net premiums earned	34.0	38.8	66.5	84.0

Technical result (3)	$(3.2)	$(9.2)	$(6.7)	$(13.4)
Allocated investment income	7.5	7.2	13.9	13.5

Net technical result	$4.3	$(2.0)	$7.2	$0.1

(1)	Technical ratio is obtained by dividing the sum of losses and loss adjustment expenses and acquisition costs by net premiums earned.
(2)	Combined ratio is obtained by dividing the sum of losses and loss adjustment expenses, acquisition costs and other overhead expenses by net premiums earned.
(3)	Technical result is defined as net premiums earned, less losses and loss adjustment expenses and acquisition costs.

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the three months ended June 30, 2002	For the three months ended June 30, 2001	For the six months ended June 30, 2002	For the six months ended June 30, 2001
Reconciliation to Net Income:
Technical result	$63.2	$15.4	$126.8	$46.1
Other operating expenses	(39.7)	(29.4)	(76.7)	(57.1)
Net investment income	59.5	60.8	118.2	120.8
Other income	1.3	0.1	2.0	0.1
Interest expense	(3.2)	(3.2)	(6.4)	(6.4)
Amortization of goodwill	—	(6.5)	—	(13.0)
Net foreign exchange (losses) gains	(2.5)	3.1	(6.1)	0.2
Income tax benefits on operating income	4.5	12.2	3.9	22.4
Distribution related to Trust Preferred and Mandatorily Redeemable Preferred Shares	(6.8)	—	(13.6)	—

Operating income	76.3	52.5	148.1	113.1

Net realized investment (losses) gains, after taxes	(9.7)	0.7	(18.3)	8.2
Cumulative effect of adopting new accounting standard, net of tax	—	—	—	27.8

Net income	$66.6	$53.2	$129.8	$149.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the unaudited consolidated financial condition at June 30, 2002 and results of operations of PartnerRe Ltd. (the “Company”) for the three and six-months ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2001 and notes thereto included in the Company’s 2001 Annual Report to Shareholders. The unaudited consolidated financial statements at and for the three and six-month periods ended June 30, 2002 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

General

The Company provides multi-line reinsurance to insurance companies on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”) and PartnerRe SA (previously SAFR PartnerRe or SAFR). Risks reinsured include, but are not limited to, property, catastrophe, agriculture, motor, casualty, marine, aviation and space, credit/surety, special risk, engineering/energy and miscellaneous lines, life/annuity and health.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Because of the inherent volatility of some of the lines of business the Company underwrites, the operating results and financial condition of the Company can be adversely impacted by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. Catastrophe reinsurance comprises a material portion of the Company’s business. Catastrophe losses result from events such as windstorms, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, the Company’s loss experience in this line of business could be characterized by low frequency and high severity, particularly since it usually writes treaties with high attachment points. This is likely to result in substantial volatility in the Company’s financial results for any fiscal quarter or year and could have a material adverse effect on the Company’s financial condition or results of operations.

The Company writes other lines of business, which can be affected by large losses, including property, agriculture, motor, casualty, marine, aviation and space, credit/surety, special risk, engineering/energy and miscellaneous lines, life/annuity and health. The Company endeavors to manage its exposure to catastrophe and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone defined by the Company and attempting to limit its exposure to per risk reinsurance, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance. Despite the Company’s efforts to manage its exposure to catastrophe and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones or changes in the relative frequency or severity of catastrophic or other large loss events could have a material adverse effect on the Company’s financial condition or results of operations. Should the Company incur a substantial catastrophe loss, its ability to write future business may be impacted.

Business Environment

Reinsurance is a highly competitive and cyclical industry. The industry is influenced by several factors including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, inflation and general economic conditions. Throughout the late 1990’s, the industry’s operating profitability declined due to the deterioration of pricing, terms and conditions and increasing loss costs. Offsetting these trends were high investment returns, which led to continued growth in capital—a prime determinant of capacity and competition.

The cumulative impact of large European storm losses in December 1999, continued increases in loss costs, negative cash flow, declining financial market returns and adverse developments of reserves ultimately led to tightening of terms and conditions, and improved pricing during the January 2001 renewals. The cyclical trends were significantly accelerated by the large loss events of 2001. The terrorist attacks of September 11 and Enron bankruptcy represent the largest catastrophe loss and largest surety loss, respectively, in the history of the industry. In addition a number of companies posted large increases to reserves for prior years. Several companies have exited the industry, while others have been financially weakened. The reduction in capacity caused by the large losses, reserve increases and exiting capital has accelerated the improvement in pricing, terms and conditions. In most lines of business, the first half-year 2002 renewals were the strongest in over five years.

While the cumulative impact of the foregoing factors has led to increased pricing and improved terms and conditions, there is no certainty as to how long these conditions will last. Since September 11, it is estimated that over $25 billion in capital has been raised by industry participants, helping to offset the estimated $35 billion to $50 billion in September 11 losses. Although management has seen improved pricing and terms and conditions in 2002, there are no guarantees of improved industry profitability as the industry remains subject to further catastrophes and other large losses. Management continues to pursue those opportunities that it perceives will generate acceptable returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—for the Six Months ended June 30, 2002 and 2001

Results of operations for the six months ended June 30, 2002 and 2001 were as follows ($ millions, except per share data):

	2002	2001
Operating earnings available to common shareholders	$138.1	$103.1
Net realized investment (losses) gains, net of tax	(18.3)	8.2

Net income available to common shareholders before cumulative effect of adopting new accounting standard	119.8	111.3

Cumulative effect of adopting new accounting standard, net of tax	—	27.8
Net income available to common shareholders	$119.8	$139.1

Diluted operating earnings per common share	$2.67	$2.00
Net realized investment (losses) gains per common share, net of tax	(0.35)	0.16
Diluted net income per common share before cumulative effect of adopting new accounting standard	$2.32	$2.16

Cumulative effect of adopting new accounting standard, net of tax	—	0.54
Net income available to common shareholders	$2.32	$2.70

Management follows the industry practice of considering both net income and operating earnings in the analysis of results and performance. Operating earnings available to common shareholders exclude net (after-tax) realized investment gains or losses on investments, and are reduced for preferred dividends and distributions on the Company’s Trust Preferred and Mandatorily Redeemable Preferred shares. Operating earnings available to common shareholders for the six months ended June 30, 2002 increased by 33.9% compared to the six months ended June 30, 2001, and net income available to common shareholders before cumulative effect of adopting new accounting standard for the six months ended June 30, 2002 increased by 7.7% compared to the six months ended June 30, 2001. The increase in operating earnings and net income available to common shareholders before cumulative effect of adopting new accounting standard resulted primarily from an increase in underwriting profitability fueled by improved pricing and better terms and conditions obtained during the 2002 renewals. This increase was also fueled by the low occurrence of catastrophe or other large losses during the first half-year of 2002 and the adoption of SFAS 142 which resulted in discontinuation of goodwill amortization effective January 1, 2002. The increase in net income available to common shareholders before the effect of adopting new accounting standard was tempered by the increase in net realized investment losses, net of tax, that resulted from the timing of disposition of securities as part of the ongoing management of the investment portfolio within the investment guidelines and objectives set out by management. More particularly, at the beginning of the second quarter of 2002, the Company restructured its high yield portfolio which resulted in realized investment losses.

Reinsurance Operations—Underwriting Results

Non-Life Segment

US Property and Casualty

Gross and net premiums written and net premiums earned for the six months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$351.6	$239.3
Net premiums written	350.2	238.9
Net premiums earned	257.1	157.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Through the first six months of 2002, the Company has observed a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the six months ended June 30, 2002 increased by 46.9%, 46.6% and 62.9%, respectively, compared to the six months ended June 30, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the casualty line. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the six-month periods ended June 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$185.7	$118.0
Acquisition expenses	67.7	39.3

Loss and loss expense ratio	72.2%	74.7%
Acquisition expense ratio	26.3	24.9

Technical ratio	98.5	99.6

The increase in losses and loss expenses for the first six months of 2002 compared to the first six months of 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio reflects improved pricing and conditions seen in the 2002 renewals in addition to improved loss experience in the property line as the first half-year 2001 was impacted by a high frequency of storms in the U.S., most notably Tropical Storm Allison. The loss and loss expense ratio in the casualty line was virtually unchanged compared to the same period last year while the loss and loss expense ratio for the motor line reflected higher losses reported by cedents than for the same period last year.

The increase in acquisition expenses compared to the six months ended June 30, 2001 resulted primarily from an increase in the volume of business earned in the six months ended June 30, 2002. The increase in the acquisition expense ratio during the six months of 2002 resulted from an increase in the business earned related to non-proportional treaties written on a cession basis which carries acquisition costs similar to proportional treaties.

Non-US Property and Casualty

Gross and net premiums written and net premiums earned for the six months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$319.1	$267.7
Net premiums written	310.4	261.4
Net premiums earned	258.9	216.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Through the first six months of 2002, the Company observed a combination of rate increases and improved terms and conditions in the property and casualty markets in most countries and observed improvements in the motor lines in certain geographic markets. There were broad variations by country and type of business; and improvements, while significant, were generally less than in the US Property and Casualty segment. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the six months ended June 30, 2002 increased by 19.2%, 18.8% and 19.5%, respectively, compared to the six months ended June 30, 2001. Similar to the US Property and Casualty segment, this growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the property line. During the first quarter of 2002, a number of proportional treaties were renewed on a non-proportional basis and this resulted in smaller gross and net premiums written and net premiums earned figures for those treaties in the first half-year of 2002. This mitigated the Non-US Property and Casualty segment growth trends in the first half-year of 2002. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the six-month periods ended June 30, 2002 and 2001
($ millions except ratios):

	2002	2001
Losses and loss expenses	$189.9	$164.0
Acquisition expenses	63.1	53.4

Loss and loss expense ratio	73.4%	75.7%
Acquisition expense ratio	24.4	24.7

Technical ratio	97.8	100.4

The increase in losses and loss expenses for the first six months of 2002 compared to the first six months of 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio reflects improved pricing and conditions seen in the 2002 renewals. The improvement in the 2002 calendar year loss and loss expense ratio was mitigated by higher reported losses by cedents for the motor and casualty lines compared to the same period during 2001.

The increase in acquisition expenses compared to the six months ended June 30, 2001 resulted primarily from an increase in the volume of business earned in the six months ended June 30, 2002. There was no significant change in the corresponding ratio during the first six months of 2002 compared to the same period during 2001.

Worldwide Specialty

Gross and net premiums written and net premiums earned for the six months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$665.6	$438.9
Net premiums written	653.4	421.5
Net premiums earned	462.6	317.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Through the first six months of 2002, the Company saw the reinsurance world focus on rates, terms and conditions rather than market share. In addition, several reinsurers withdrew from many markets, especially the aviation market. The Company has attempted to take advantage of the considerable rate increases and improved terms and conditions it has seen in the specialty lines. Improvements were more forceful in this sub-segment than in both the US and Non-US Property and Casualty sub-segments. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital to lines where prices and conditions were the most attractive. Gross and net premiums written and net premiums earned for the six months ended June 30, 2002 increased by 51.7%, 55.0% and 45.8%, respectively, compared to the six months ended June 30, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the catastrophe, aviation, marine, engineering/energy lines. Growth in the first half-year of 2002 was mitigated to a small extent by a contraction in the credit/surety line as Management controlled exposure growth in light of the current economic environment. The increase in net premiums earned reflects the increase in net written premiums during the first half-year of 2002 as well as the growth in net premiums written during the latter half of 2001. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the six-month periods ended June 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$259.9	$192.3
Acquisition expenses	78.7	65.2

Loss and loss expense ratio	56.2%	60.6%
Acquisition expense ratio	17.0	20.5

Technical ratio	73.2	81.1

The increase in losses and loss expenses for the first six months of 2002 compared to the first six months of 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio for the first six months of 2002 compared to the same period in 2001 is due primarily to an improvement in pricing in all lines and lower loss experience in most lines of business, except for the credit/surety line. While the Company experienced a low level of losses in its catastrophe line and had a strong result in its aviation line, this was partially offset by higher losses in the credit/surety line, which the Company attributes to the higher number of bankruptcies typically expected during a recessionary period.

The increase in acquisition expenses compared to the six months ended June 30, 2001 resulted primarily from a larger volume of business earned in the six months ended June 30, 2002. The decrease in the acquisition expense ratio resulted from a higher percentage of non-proportional business, earned during 2002, which in this segment generally carries a lower acquisition ratio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

Gross and net premiums written and net premiums earned for the six months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$78.2	$91.2
Net premiums written	73.8	86.9
Net premiums earned	66.5	84.0

The decreases in gross and net premiums written and net premiums earned were primarily related to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001. The restructuring does not significantly affect the overall financial results for the life segment.

Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the six months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Life policy benefits	$58.1	$84.0
Acquisition expenses	15.2	13.4

The decrease in life policy benefits for the first six months of 2002 compared to the first six months of 2001 resulted primarily from the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001. The restructuring does not significantly affect overall financial results for the life segment.

Premium distribution by line of business

The distribution of net premiums written by line of business, for all segments, for the six months ended June 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-Life
Property and Casualty
Property	20	21
Casualty	16	14
Motor	11	14
Worldwide Specialty
Catastrophe	18	16
Aviation/Space	6	5
Marine	3	2
Agriculture	5	6
Special Risk	6	4
Credit/Surety	4	6
Engineering/Energy	5	3
Other	1	—
Life	5	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. The above percentages of net premiums written for the catastrophe line of business, which is written predominantly on a non-proportional basis, are higher than what can be expected for the year because a significant portion of the year’s catastrophe premiums is written in the first six months. The comparison of the distribution of net premiums written by line of business for the six months ended June 30, 2002 and 2001 shows how the lines of business grew relative to each other. The relative increase in the catastrophe, casualty, special risk and engineering/energy lines of business in the first six months of 2002 compared to the same period in 2001 reflects a faster growth in those lines as a result of the Company taking advantage of better pricing, terms and conditions during the 2002 renewals. The relative decrease in the life line of business in the six months ended June 30, 2002 is attributable to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 as well as the considerable growth seen in the Company’s non-life lines. The relative decrease in the motor and credit/surety lines of business in the first six months of 2002 compared to the same period in 2001 reflects, respectively, a slower growth relative to other lines of business and a small decrease in business written where pricing, terms and conditions were not as attractive as in the other lines.

The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the six months ended June 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-life Segment
Proportional	43	41
Non-Proportional	43	41
Facultative	8	9
Life Segment
Proportional	5	8
Non-Proportional	1	1

The geographic distribution of gross premiums written for the six months ended June 30, 2002 and 2001 was as follows:

	2002%	2001%
Europe	36	41
North America	47	43
Asia, Australia, New Zealand	11	10
Latin America and the Caribbean	5	5
Africa	1	1

Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in North America and Asia, Australia, New Zealand.

Investment Results

Net investment income and net realized investment (losses) gains for the six-month periods ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Net investment income	$118.2	$120.8
Net realized investment (losses) gains	(14.2)	14.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net investment income for the six months ended June 30, 2002 decreased by 2.2% compared to the 2001 period. The decrease in net investment income is primarily due to a general decrease in interest rates since the second quarter of 2001. The market yield on the Company’s fixed income investment portfolio decreased during the last two years as cash flows and proceeds from invested securities that matured or were redeemed have been invested at increasingly lower market rates. The market yield on the fixed income investment portfolio began to recover modestly during the first quarter of 2002 but the trend reversed during the second quarter, resulting in the investment of the Company’s cash flows at increasingly lower rates compared to the same period in 2001. Net realized investment gains and losses on sales of investments are generally a function of the timing of dispositions of available for sale fixed maturities and equity securities, changes in market value of trading securities and total return swaps and the net ineffectiveness of the Company’s hedging activities. At the beginning of the second quarter of 2002, the Company reduced its high yield portfolio which resulted in realized investment losses.

As a part of the capital market initiative within the Company’s New Solutions operations, the Company has entered, at the beginning of the second quarter of 2002, into a limited number of interest rate and total return swaps directly related to securities for which the Company has had an active role in the structuring process. Interest income and expenses related to the interest rate swaps are reported in net investment income. The total returns swaps are carried at market value and unrealized gains or losses on the total return swaps are reported in net realized gains or losses on investments.

Results of Operations—for the Three Months ended June 30, 2002 and 2001

Results of operations for the three months ended June 30, 2002 and 2001 were as follows ($ millions, except per share data):

	2002	2001
Operating earnings available to common shareholders	$71.3	$47.5
Net realized investment (losses) gains, net of tax	(9.7)	0.7

Net income available to common shareholders	$61.6	$48.2

Diluted operating earnings per common share	$1.38	$0.92
Net realized investment (losses) gains per common share, net of tax	(0.19)	0.01

Net income available to common shareholders	$1.19	$0.93

Management follows the industry practice of considering both net income and operating earnings in the analysis of results and performance. Operating earnings available to common shareholders exclude net (after-tax) realized investment gains or losses on investments and are reduced for preferred dividends and distributions on the Company’s Trust Preferred and Mandatorily Redeemable Preferred shares. Operating earnings available to common shareholders for the three months ended June 30, 2002 increased by 50.1% compared to the three months ended June 30, 2001, and net income available to common shareholders for the three months ended June 30, 2002 increased by 27.8% compared to the three months ended June 30, 2001. The increase in operating earnings available to common shareholders resulted primarily from an increase in underwriting profitability fueled by improved pricing and better terms and conditions obtained during the 2002 renewals, the low occurrence of catastrophe or other large losses during the first half-year of 2002 and the adoption of SFAS 142 which resulted in discontinuation of goodwill amortization effective January 1, 2002. The increase in net income available to common shareholders was tempered by the increase in net realized investment losses, net of tax, that resulted from the timing of disposition of securities as part of the ongoing management of the investment portfolio within the investment guidelines and objectives set out by management. More particularly, at the beginning of the second quarter of 2002, the Company restructured its high yield portfolio which resulted in realized investment losses.

Reinsurance Operations—Underwriting Results

Non-Life Segment

US Property and Casualty

Gross and net premiums written and net premiums earned for the three months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$176.1	$122.9
Net premiums written	176.0	122.6
Net premiums earned	136.6	87.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the three months ended June 30, 2002, the Company has observed a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended June 30, 2002 increased by 43.3%, 43.6% and 57.0%, respectively, compared to the three months ended June 30, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the casualty and property lines and much more modestly in the motor line. The increase in net premiums earned reflects the increase in net written premiums during the first half-year of 2002 as well as the growth in net premiums written during the latter half of 2001. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended June 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$105.8	$66.3
Acquisition expenses	35.2	22.1

Loss and loss expense ratio	77.4%	76.1%
Acquisition expense ratio	25.7	25.5

Technical ratio	103.1	101.6

The increase in losses and loss expenses for the three months ended June 30, 2002 compared to the equivalent three months of 2001 resulted primarily from the growth in exposure due to a growing book of business as well as higher losses reported by cedents in the motor and casualty lines. The increase in the corresponding loss and loss expense ratio reflects higher losses reported by the Company’s cedents in the motor and casualty lines. This increase in the loss and loss expense ratio is mitigated by improved loss experience in the property line as a result of the improved pricing and conditions seen in the 2002 renewals for that line of business, in addition to improved loss experience in the property line as the second quarter of 2001 was impacted by a high frequency of storms in the U.S., most notably Tropical Storm Allison.

The increase in acquisition expenses compared to the three months ended June 30, 2001 resulted primarily from an increase in the volume of business earned in the three months ended June 30, 2002. There was no significant change in the corresponding ratio during the three months ended June 30, 2002 compared to the same period during 2001.

Non-US Property and Casualty

Gross and net premiums written and net premiums earned for the three months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$111.8	$97.1
Net premiums written	109.6	94.8
Net premiums earned	137.7	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the three months ended June 30, 2002, the Company observed a combination of rate increases and improved conditions in the property and casualty markets in most countries and observed improvements in the motor lines in certain geographic markets. There were broad variations by country and type of business; and improvements, while significant, were generally less than in the US Property and Casualty segment. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended June 30, 2002 increased by 15.0%, 15.6% and 37.7%, respectively, compared to the three months ended June 30, 2001. Similar to the US Property and Casualty segment, this growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in the property and casualty lines. Growth is larger for net premiums earned than net premiums written primarily because the net premiums earned in the second quarter of 2002 reflects the higher volume of net premiums written during the first quarter of 2002, particularly in the property and casualty lines. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended June 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$100.3	$74.0
Acquisition expenses	34.6	25.0

Loss and loss expense ratio	72.9%	74.0%
Acquisition expense ratio	25.2	25.0

Technical ratio	98.1	99.0

The increase in losses and loss expenses for the three months ended June 30, 2002 compared to the equivalent three months of 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio is reflective of the improved market conditions seen by the Company during the 2002 renewals. The improvement in the 2002 calendar year loss and loss expense ratio was mitigated by higher reported losses by cedents for the motor and casualty lines compared to the same period during 2001.

The increase in acquisition expenses compared to the three months ended June 30, 2001 resulted primarily from an increase in the volume of business earned in the three months ended June 30, 2002. There was no significant change in the acquisition expenses or corresponding ratio during the first three months of 2002 compared to the same period during 2001.

Worldwide Specialty

Gross and net premiums written and net premiums earned for the three months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$245.0	$160.9
Net premiums written	244.3	154.6
Net premiums earned	257.4	160.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the three months ended June 30, 2002, the Company saw the reinsurance world focus on rates, terms and conditions rather than market share. The Company took advantage of considerable rate increases and improved terms and conditions in the specialty lines. Improvements were more forceful in this sub-segment than in both the US and Non-US Property and Casualty sub-segments. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital to lines where prices and conditions were the most attractive. Gross and net premiums written and net premiums earned for the three months ended June 30, 2002 increased by 52.3%, 58.0% and 60.4%, respectively, compared to the three months ended June 30, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the catastrophe, aviation, engineering/energy lines. Growth in the second quarter of 2002 was mitigated to a small extent by a contraction in the agriculture line where pricing, terms and conditions were not as attractive as in other Worldwide Specialty lines. The increase in net premiums earned reflects the increase in net written premiums during the first half-year of 2002 as well as the growth in net premiums written during the latter half of 2001. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended June 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$145.2	$102.8
Acquisition expenses	44.1	32.8

Loss and loss expense ratio	56.4%	64.1%
Acquisition expense ratio	17.1	20.4

Technical ratio	73.5	84.5

The increase in losses and loss expenses for the three months ended June 30, 2002 compared to the same period during 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio for the three months ended June 30, 2002 compared to the same period in 2001 is due primarily to an improvement in pricing in all lines and lower loss experience in most lines of business, except for credit/surety, agriculture and other small lines. While the Company experienced a low level of losses in its catastrophe line and had a strong result in its aviation line, this was partially offset by higher losses in the credit/surety line, which the Company attributes to the higher number of bankruptcies generally expected during a recessionary period, and the agriculture line.

The increase in acquisition expenses compared to the three months ended June 30, 2001 resulted primarily from a larger volume of business earned in the three months ended June 30, 2002. The decrease in the acquisition expense ratio resulted from a higher percentage of non-proportional business earned during three months ended June 30, 2002 compared to the same period of 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

Gross and net premiums written and net premiums earned for the three months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$34.8	$40.4
Net premiums written	33.4	38.9
Net premiums earned	34.0	38.8

The decreases in gross and net premiums written and net premiums earned were primarily related to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001. The restructuring does not significantly affect the overall financial results for the life segment.

Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the three months ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Life policy benefits	$30.5	$42.8
Acquisition expenses	6.8	5.2

The decrease in life policy benefits for the three months ended June 30, 2002 compared to the same period during 2001 resulted primarily from the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001. The restructuring does not significantly affect overall financial results for the life segment.

Premium distribution by line of business

The distribution of net premiums written by line of business for the three months ended June 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-Life
Property and Casualty
Property	23	23
Casualty	18	15
Motor	10	15
Worldwide Specialty
Catastrophe	10	9
Aviation/Space	9	6
Marine	2	2
Agriculture	6	8
Special Risk	4	4
Credit/Surety	5	6
Engineering/Energy	6	3
Other	1	—
Life	6	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The distribution of written premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. The comparison of the distribution of net premiums written by line of business for the three months ended June 30, 2002 and 2001 shows how the lines of business grew relative to each other. The relative increase in the catastrophe, casualty, aviation/space and engineering/energy lines of business in the three months ended June 30, 2002 compared to the same period in 2001 reflects the faster growth in those lines as a result of the Company taking advantage of better pricing, terms and conditions seen during the 2002 renewals. The relative decrease in the life line of business in the three months ended June 30, 2002 is attributable to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 as well as the considerable growth seen in the Company’s non-life lines. The relative decrease in the motor, credit/surety and agriculture lines of business in the three months ended June 30, 2002 reflects a small decrease in business written where pricing, terms and conditions were not as attractive as in the other lines.

The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the three months ended June 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-life Segment
Proportional	55	53
Non-Proportional	31	29
Facultative	8	9
Life Segment
Proportional	6	9
Non-Proportional	—	—

The geographic distribution of gross premiums written for the three months ended June 30, 2002 and 2001 was as follows:

	2002%	2001%
Europe	32	33
North America	49	47
Asia, Australia, New Zealand	14	15
Latin America and the Caribbean	4	4
Africa	1	1

Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in North America.

Investment Results

Net investment income and net realized investment (losses) gains for the three-month periods ended June 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Net investment income	$59.5	$60.8
Net realized investment (losses) gains	(6.3)	5.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net investment income for the three months ended June 30, 2002 decreased by 2.1% compared to the 2001 period. The decrease in net investment income is primarily due to a general decrease in interest rates since the second quarter of 2001. The market yield on the Company’s fixed income investment portfolio decreased during the last two years as cash flows and proceeds from invested securities that matured or were redeemed have been invested at increasingly lower market rates. The market yield on the fixed income investment portfolio began to recover modestly during the first quarter of 2002 but the trend reversed during the second quarter, resulting in the investment of the Company’s cash flows at increasingly lower rates compared to the same period in 2001. Net realized investment gains and losses on sales of investments are a function of the timing of dispositions of available for sale fixed maturities and equity securities, changes in market value of trading securities and total return swaps and the net ineffectiveness of the Company’s hedging activities. At the beginning of the second quarter of 2002, the Company reduced its high yield portfolio which resulted in realized investment losses.

As part of the capital market initiative within the Company’s New Solutions operations, the Company has entered, at the beginning of the second quarter of 2002, into a limited number of interest rate and total return swaps directly related to securities for which the Company has had an active role in the structuring process. Interest income and expenses related to the interest rate swaps are reported in net investment income. The total return swaps are carried at market value and unrealized gains or losses on the total return swaps are reported in net realized gains or losses on investments.

Currency

The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the Euro. The Euro increased in value by 11% in the first six months of 2002 (from 0.89 to 0.99 U.S. dollar per Euro) thereby decreasing the aggregate currency translation loss of $58.0 million at December 31, 2001 to $34.1 million at June 30, 2002.

The value of the U.S. dollar weakened approximately 11% against the Euro, 12% against the Swiss Franc, and 5% against the British Pound and the Canadian Dollar in the first six months of 2002 and, since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a corresponding increase in the value of these assets and liabilities expressed in U.S. dollar terms.

Net foreign exchange losses amounted to $6.1 million and net foreign exchange gains amounted to $0.2 million for the six months ended June 30, 2002 and 2001, respectively. Foreign exchange gains and losses are a function of i) the relative value between the U.S. dollar and other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s consolidated income statement of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the Euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the Euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

Financial Condition and Liquidity and Capital Resources

    Shareholders’ Equity and Capital Management

Shareholders’ equity at June 30, 2002 was $1,881.1 million compared to $1,748.1 million at December 31, 2001. The major factors influencing the level of shareholders’ equity in the six-month period ended June 30, 2002 were:

•	net income of $129.8 million;

•	dividend payments of $38.6 million;

•
a net increase in common shares and additional paid-in capital of $5.1 million, due to the issuance of common shares under the Company’s employee stock purchase plan and through the exercise of stock options;

•	a payment of $2.0 million under the Purchase Contract for common shares;

•	the $23.9 million positive effect of the currency translation adjustment resulting from the reduction of the U.S. dollar against the Euro; and

•	a $14.7 million increase in net unrealized gains on investments, net of deferred taxes, recorded in equity.

The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the six months ended June 30, 2002, the Company did not repurchase common shares. As of June 30, 2002, approximately 4.2 million common shares remain authorized for repurchase under the Company’s current repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Assets

At June 30, 2002, total assets were $7,941.1 million compared to total assets of $7,165.4 million at December 31, 2001. Total invested assets, including cash and cash equivalents, were $4,692.3 million as June 30, 2002 compared to $4,410.7 million at December 31, 2001. The major factors influencing the change in cash and invested assets in the six-month period ended June 30, 2002 were:

•	net cash provided by operating activities of $284.3 million;

•	decrease in unsettled security trades of $74.2 million;

•	dividend and distribution payments on common and preferred shares and Mandatorily Redeemable Preferred Securities totaling $50.6 million;

•	cash receipts for the issue of common shares aggregating $5.1 million;

•	increase in net unrealized gains on investments of $25.7 million; and

•	the positive impact of the weaker U.S. dollar relative to the Euro as it relates to conversion of PartnerRe SA’s investments and cash balances into U.S. dollars.

At June 30, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average expected duration of 3.6 years compared to 3.7 years as at December 31, 2001. As at June 30, 2002, approximately 93% of the fixed income portfolio was rated investment grade (BBB- or higher) compared to 92% as at December 31, 2001.

Although the Company has begun the process of transferring the management of its fixed income portfolio in-house, the Company’s investment strategy is unchanged from previous years. The Company’s investment philosophy distinguishes between those assets that are matched against existing liabilities (“liability funds”) and those that are part of shareholders’ equity (“capital funds”). Liability funds are invested in investment grade fixed income securities and are generally matched in currency and duration to the estimated liabilities in a way that generally seeks to immunize liabilities against changes in the general level of interest rates or the relative valuation of currencies. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in investment grade bonds, common stock, preferred stocks, convertible and high yield bonds and other asset classes that offer potentially higher returns.

At June 30, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.7% compared to 5.1% as at December 31, 2001. The decrease in average yield to maturity was primarily due to the investment of cash flows and proceeds from callable instruments at lower prevailing market rates during the first six months of 2002.

Liabilities

The Company has recorded Non-life reserves for unpaid losses and loss expenses of $3,260.4 million and $3,005.6 million at June 30, 2002 and December 31, 2001, respectively. Policy benefits reserves for Life and annuity contracts were $736.6 million and $693.3 million at June 30, 2002 and December 31, 2001, respectively. The increase in the value of unpaid losses and loss expenses and policy benefits for Life and annuity contracts between December 31, 2001 and June 30, 2002 resulted primarily from both the increase in the volume of business earned by the Company during the first half-year of 2002 and the strengthening of most European currencies against the U.S. dollar in the three months ended June 30, 2002.

The Company’s reserves for unpaid losses and loss expenses include an estimate for its net ultimate liability for asbestos and environmental claims. Ultimate values for such claims cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses for these claims and these uncertainties are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific existing facts that would materially affect its estimates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital and Liquidity

The Company’s capital structure includes term debt, Series A Perpetual Preferred Shares, Series B Redeemable Preferred Shares, 30-year Trust Preferred securities, as well as common equity. Characteristics for these securities are summarized as follows:

•	the term debt of $220 million has a fixed rate of 5.81% and is fully collateralized and repayable in 2008 with interest payments due semi-annually;

•	Series A Perpetual Cumulative Preferred Shares in the amount of $250 million have an annual dividend rate of 8% and dividends are payable quarterly;

•
Trust Preferred securities have an annual dividend rate of 7.90% payable quarterly, and are redeemable on December 31, 2031, which date may be extended to a date no later than December 31, 2050. The Trust Preferred securities are issued by PartnerRe Capital Trust I, a Delaware statutory business trust and an indirect, wholly-owned subsidiary of the Company;

•
Series B Redeemable Preferred Shares were issued as part of the Premium Equity Participating Security Units (“PEPS units”). Each PEPS unit comprises i) one of the Company’s 5.61% Series B Cumulative Redeemable Preferred shares and ii) a purchase contract obligating the holder of the PEPS unit to purchase from the Company, no later than December 31, 2004, for a price of $50, a number of common shares ranging between 0.8696 and 1.0638 shares, depending on the price of the Company’s common stock at the time of purchase;

•
the remaining capital of the Company’s common shareholders’ equity is composed of the common shares, retained earnings and accumulated other comprehensive income. The Company’s common shares have historically paid a quarterly dividend, currently $0.29 per share per quarter. However, while it is currently the Company’s intention to pay dividends, there can be no assurance that the Company will continue to declare and pay dividends on common shares.

The term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at June 30, 2002, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt and capital securities.

Cash flow from operations for the six months ended June 30, 2002 increased to $284.3 million from $99.9 million in the same period in 2001. This increase is primarily attributable to the significant increase in business written by the Company during the 2002 renewals and a first half-year 2002 relatively free from catastrophic or other large loss payments. At the time this document is prepared, the Company is maintaining its original net loss estimate of $400 million on the September 11 terrorist attack and has paid less than $40 million in claims so far. The Company expects that although payments in relation to the September 11 terrorist attack may accelerate during the remainder of 2002, the Company has sufficient liquidity to meet its obligations. Total Non-Life paid losses during the first half-year of 2002 amounted to $511 million.

The Company has cash outflows in the form of operating expenses, dividends to both common and preferred shareholders and distributions on preferred securities. During the six months ended June 30, 2002, the Company paid $28.6 million in dividends to its common shareholders in the form of a quarterly dividend of $0.28 a share for dividends declared in the fourth quarter of 2001 and $0.29 a share for dividends declared in the first quarter of 2002. Additionally, the Company paid dividends of $10 million to the holders of its Series A Preferred Stock and $8.0 million to the holders of its PEPS Units during the first half- year of 2002.

The Company’s ability to pay common and preferred shareholders’ dividends and its operating expenses is dependent on cash dividends from Partner Reinsurance Company and PartnerRe SA, including its subsidiary, PartnerRe U.S. (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French law and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. There are presently no material statutory restrictions, except as noted below, on the reinsurance subsidiaries’ abilities to pay dividends. PartnerRe U.S., a company licensed in the U.S., may not pay cash dividends without prior regulatory approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The reinsurance subsidiaries of the Company depend upon cash flow from the collection of premiums and investment income. Cash outflows are in the form of claims payments, operating expenses, dividend payments and other distributions to the holding Company. In addition, the U.S. operation is responsible for payments under the Trust Preferred Stock. Historically, the reinsurance subsidiaries of the Company have generated sufficient cash flow to meet all of their obligations. Because of the inherent volatility of the business written by the Company, cash flows from operating activities may vary significantly between periods.

In addition to the Company’s currently issued capital, the Company filed, in 2001, a “shelf” registration statement with the Securities and Exchange Commission. This process enables the Company to issue, at some time in the future, up to $600 million of different types of equity, debt or hybrid securities.

Credit Agreements

The Company has entered into various agreements with financial institutions to provide unsecured committed credit facilities. These facilities provide for the issuance of lines of credit, but are primarily used for the issuance of letters of credit. Under the terms of certain reinsurance agreements, irrevocable letters of credit are issued on an unsecured basis in respect of reported loss and unearned premium reserves.

In June 2002, the Company finalized a syndicated, unsecured 364-day credit facility in the amount of $600 million. In connection therewith and at the same time, the Company terminated similar pre-existing facilities aggregating $225 million. As at June 30, 2002, the total amount of such credit and letter of credit facilities available to the Company was $700 million of which approximately $258 million was utilized in the form of issued and outstanding letters of credit. The Company has no outstanding borrowings on these credit facilities and has no immediate plans to use them for borrowing purposes.

These facilities contain customary default and cross default provisions and they require that we maintain certain covenants, including the following:

i.	a financial strength rating from A.M. Best Company of at least “A-” (for our material reinsurance subsidiaries which are rated by A.M Best Company);

ii.	maximum ratio of total debt to total capitalization of 35%. For the purposes of this covenant, “debt” does not include Trust Preferred and Mandatorily Redeemable Preferred Shares; and

iii.
a minimum consolidated tangible net worth of $1.25 billion plus 50 percent of cumulative net income since January 1, 2002. For the purposes of this covenant, “consolidated tangible net worth” includes Trust Preferred and Mandatorily Redeemable Preferred Shares and excludes goodwill.

The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At June 30, 2002, the Company’s total debt to total capitalization ratio was 8.8% and its consolidated tangible net worth (as defined under the terms of these facilities) was $1.85 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect on the Company. Many factors could cause the Company’s actual results to differ materially from those expressed in such forward-looking statements, including, but not limited to:

(1)	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

(2)	a decrease in the level of demand for reinsurance and/or an increase in the supply of reinsurance capacity;

(3)	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

(4)	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses;

(5)	acts of terrorism;

(6)	changes in the cost, availability and performance of retrocessional reinsurance, including the ability to collect reinsurance recoverables;

(7)	concentration risk in dealing with a limited number of brokers;

(8)	developments in and risks associated with global financial markets which could affect our investment portfolio;

(9)	changing rates of inflation and other economic conditions;

(10)	availability of borrowings and letters of credit under the Company’s credit facilities;

(11)	losses due to foreign currency exchange rate fluctuations;

(12)	restrictions in the issue of work permits which could result in loss of the services of any one of our key employees;

(13)
changes in the legal or regulatory environments in which we operate, including the passage of federal or state legislation subjecting Partner Reinsurance Company Ltd. or PartnerRe SA to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; or

(14)	actions by rating agencies that might impact the Company’s ability to write new business.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company’s insurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. As of June 30, 2002, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business in relation to claims activity. Whilst none of this is expected by management to have a significant adverse effect on the Company’s results of operation, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2.     CHANGES IN SECURITIES.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual General Meeting of Shareholders of the Company was held on May 21, 2002. The shareholders re-elected the existing Class III Directors, Robert B. Horton and Patrick A. Thiele, and newly elected a director to the same class, Rémy Sautter, to hold office until the Annual General Meeting of shareholders in the year 2005 or until their successors are elected or appointed.

The number of votes cast For and Withheld for each of the above is set forth below:

	For	Withheld
Robert B. Horton	41,539,078	22,057
Rémy Sautter	41,539,078	22,057
Patrick A. Thiele	41,539,078	22,057

The term of office of the Company’s Class I Directors (Robert M. Baylis, Walter B. Kielholz and Jan Hendrik Holsboer), and its Class II Directors (Jean-Paul Montupet, John A. Rollwagen and Lucio Stanca), continue until the Company’s 2003 and 2004 Annual General Meetings, respectively.

The shareholders voted in favor of increasing the authorized share capital of the Company from US$120,000,000 to US$150,000,000 by the creation of 30,000,000 undesignated shares, par value US$1.00 each, by a vote of 35,517,198 For, 1,644,474 Against, 6,973 Abstaining.

The shareholders also re-appointed Deloitte & Touche to serve as the Company’s auditor until the 2003 Annual General Meeting of shareholders by a vote of 41,380,314 For, 178,731 Against, 2,090 Abstaining.

ITEM 5.     OTHER INFORMATION.

The deadline for the submission of Shareholder proposals for the Company’s 2003 Annual Meeting is November 27, 2002.

PART II – OTHER INFORMATION
(continued)

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits – The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association.

3.2	Amended and Restated Bye-laws.

4.1	Specimen Common Share Certificate.

4.2	Specimen Class B Warrant.

4.3	Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.

4.4	Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.

4.5	Specimen of Unit Certificate for the PEPS Units.

4.6	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares.

10.1	Amended and Restated Employee Share Purchase Plan, dated June 1, 2002.

10.2	364-Day Credit Agreement, dated June 19, 2002, between Partner Re Ltd. and various designated subsidiary borrowers, various lending institutions, and JP Morgan Chase Bank as administrative agent.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed on August 12, 2002, under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.
(Registrant)

Date:	August 5, 2002	By:	/s/ PATRICK A. THIELE
			Name:	Patrick A. Thiele
			Title:	President & Chief Executive Officer

Date:	August 5, 2002	By:	/s/ ALBERT A. BENCHIMOL
			Name:	Albert A. Benchimol
			Title:	Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Sequentially Numbered Page
3.1	Amended Memorandum of Association. *

3.2	Amended and Restated Bye-laws.*

4.1	Specimen Common Share Certificate. **

4.2	Specimen Class B Warrant.***

4.3	Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.†

4.4	Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.†

4.5	Specimen of Unit Certificate for the PEPS Units.‡

4.6	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares.‡

10.1	Amended and Restated Employee Share Purchase Plan, dated June 1, 2002.

10.2	364-Day Credit Agreement, dated June 19, 2002, between Partner Re Ltd. and various designated subsidiary borrowers, various lending institutions, and JP Morgan Chase Bank as administrative agent.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

***	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.

†	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.

‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.