Form 10-Q
period 2002-09-30
PARTNERRE LTD
filed 2002-11-06
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2002

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of November 4, 2002 was 50,357,300.

PartnerRe Ltd.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001, and shareholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche
Hamilton, Bermuda
November 4, 2002

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2002, $3,799,217; 2001, $3,382,768)	$3,965,124	$3,420,759
Short-term investments, available for sale, at fair value (amortized cost: 2002, $15,301; 2001, $39,547)	15,299	39,564
Equities, available for sale, at fair value (cost: 2002, $504,998; 2001, $408,879)	440,173	400,825
Trading securities, at fair value (cost: 2002, $67,324; 2001, $79,973)	65,041	77,452
Cash and cash equivalents, at fair value, which approximates amortized cost	492,749	451,614
Other invested assets	13,358	20,500

Total investments and cash	4,991,744	4,410,714
Accrued investment income	73,660	74,536
Reinsurance balances receivable	986,288	654,900
Reinsurance recoverable on paid and unpaid losses	228,553	245,279
Funds held by reinsured companies	711,164	641,203
Deferred acquisition costs	323,176	274,152
Deposit assets	230,194	241,845
Taxes recoverable	99,449	95,336
Goodwill	429,519	429,519
Other	118,057	97,942

Total Assets	$8,191,804	$7,165,426

Liabilities
Unpaid losses and loss expenses	$3,549,181	$3,005,628
Policy benefits for life and annuity contracts	771,492	693,250
Unearned premiums	909,233	597,529
Funds held under reinsurance treaties	36,939	31,371
Deposit liabilities	225,368	239,208
Long-term debt	220,000	220,000
Payable for securities purchased	95,628	143,535
Accounts payable, accrued expenses and other	96,624	86,796

Total Liabilities	5,904,465	5,017,317

Trust Preferred and Mandatorily Redeemable Preferred Securities	400,000	400,000

Shareholders' Equity
Common shares (issued and outstanding: 2002, 50,329,712; 2001, 50,164,211)	50,330	50,164
Preferred shares (issued and outstanding: 2002, 10,000,000; 2001, 10,000,000)	10,000	10,000
Additional paid-in capital	887,165	885,678
Deferred compensation	(295)	(397)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	98,663	24,023
Currency translation adjustment	(38,883)	(58,043)
Retained earnings	880,359	836,684

Total Shareholders' Equity	1,887,339	1,748,109

Total Liabilities, Trust Preferred and Mandatorily Redeemable Preferred Securities and Shareholders' Equity	$8,191,804	$7,165,426

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands, except per share data)
(Unaudited)

	For the three months ended September 30, 2002	For the three months ended September 30, 2001	For the nine months ended September 30, 2002	For the nine months ended September 30, 2001
Revenues
Gross premiums written	$575,581	$412,209	$1,990,099	$1,449,293

Net premiums written	$570,108	$394,249	$1,957,881	$1,402,971
Decrease (increase) in unearned premiums	61,829	21,221	(280,802)	(211,807)

Net premiums earned	631,937	415,470	1,677,079	1,191,164
Net investment income	60,186	60,276	178,416	181,052
Net realized investment gains (losses)	791	(389)	(13,363)	14,179
Other income	1,540	27	3,564	105

Total Revenues	694,454	475,384	1,845,696	1,386,500

Expenses
Losses and loss expenses and life policy benefits	531,445	710,713	1,225,066	1,268,967
Acquisition costs	136,965	96,840	361,679	268,171
Other operating expenses	41,030	29,355	117,695	86,407
Interest expense	3,267	3,267	9,693	9,694
Amortization of goodwill	—	6,508	—	19,526
Net foreign exchange (gains) losses	(812)	(8,223)	5,279	(8,437)

Total Expenses	711,895	838,460	1,719,412	1,644,328

(Loss) income before distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities and taxes	(17,441)	(363,076)	126,284	(257,828)
Distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities	6,815	—	20,445	—
Income tax expense (benefit)	3,679	(24,545)	3,929	(40,585)

Net (loss) income before cumulative effect of adopting new accounting standard, net of tax	(27,935)	(338,531)	101,910	(217,243)
Cumulative effect of adopting new accounting standard, net of tax	—	—	—	27,812

Net (loss) income	$(27,935)	$(338,531)	$101,910	$(189,431)

Preferred dividends	$5,000	$5,000	$15,000	$15,000

Net (loss) income available to common shareholders	$(32,935)	$(343,531)	$86,910	$(204,431)

Calculation of comprehensive income (loss), net of tax:
Net (loss) income as reported	$(27,935)	$(338,531)	$101,910	$(189,431)
Net unrealized gains (losses) on investments	59,911	23,112	74,640	(73,774)
Change in currency translation adjustment	(4,765)	15,727	19,160	(7,700)

Comprehensive income (loss)	$27,211	$(299,692)	$195,710	$(270,905)

Per share data:
Earnings per common share:
Basic net (loss) income before cumulative effect of adopting new accounting standard	$(0.65)	$(6.85)	$1.73	$(4.63)
Cumulative effect of adopting new accounting standard	—	—	—	0.55

Basic net (loss) income	$(0.65)	$(6.85)	$1.73	$(4.08)

Weighted average number of common shares outstanding	50,328.5	50,157.7	50,285.8	50,137.6
Diluted net (loss) income before cumulative effect of adopting new accounting standard	$(0.65)	$(6.85)	$1.68	$(4.63)
Cumulative effect of adopting new accounting standard	—	—	—	0.55

Diluted net (loss) income	$(0.65)	$(6.85)	$1.68	$(4.08)

Weighted average number of common and common equivalent shares outstanding	50,328.5	50,157.7	51,652.7	50,137.6

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders' Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Common Shares	Preferred Shares	Additional Paid-In Capital	Deferred Compen- sation	Net Unrealized Gains (Losses) on Investments, Net of tax	Currency Translation Adjustment	Retained Earnings	Total Share- holders' Equity
Balance at December 31, 2000	$50,113	$10,000	$892,310	$(534)	$107,511	$(45,710)	$1,072,316	$2,086,006
Repurchase of common shares and warrants	(52)	—	(1,706)	—	—	—	—	(1,758)
Issue of common shares	51	—	1,623	—	—	—	—	1,674
Amortization of deferred compensation	—	—	—	103	—	—	—	103
Net unrealized losses for period	—	—	—	—	(73,774)	—	—	(73,774)
Currency translation adjustment	—	—	—	—	—	(7,700)	—	(7,700)
Net loss	—	—	—	—	—	—	(189,431)	(189,431)
Dividends on common shares	—	—	—	—	—	—	(41,112)	(41,112)
Dividends on preferred shares	—	—	—	—	—	—	(15,000)	(15,000)

Balance at September 30, 2001	$50,112	$10,000	$892,227	$(431)	$33,737	$(53,410)	$826,773	$1,759,008

Balance at December 31, 2001	$50,164	$10,000	$885,678	$(397)	$24,023	$(58,043)	$836,684	$1,748,109
Issue of common shares	166	—	5,072	—	—	—	—	5,238
Adjustment on purchase contract for common shares	—	—	(3,585)	—	—	—	—	(3,585)
Amortization of deferred compensation	—	—	—	102	—	—	—	102
Net unrealized gains for period	—	—	—	—	74,640	—	—	74,640
Currency translation adjustment	—	—	—	—	—	19,160	—	19,160
Net income	—	—	—	—	—	—	101,910	101,910
Dividends on common shares	—	—	—	—	—	—	(43,235)	(43,235)
Dividends on preferred shares	—	—	—	—	—	—	(15,000)	(15,000)

Balance at September 30, 2002	$50,330	$10,000	$887,165	$(295)	$98,663	$(38,883)	$880,359	$1,887,339

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the nine months ended September 30, 2002	For the nine months ended September 30, 2001
Cash Flows From Operating Activities
Net income (loss)	$101,910	$(189,431)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	(2,707)	(14,136)
Amortization of goodwill	—	19,526
Effect of adopting new accounting standard	—	(27,812)
Net realized investment losses (gains)	13,363	(14,179)
Changes in:
Unearned premiums	280,802	211,807
Reinsurance balances receivable	(302,142)	(266,466)
Unpaid losses and loss expenses including life policy benefits	455,746	667,750
Taxes recoverable	4,273	(44,871)
Other changes in assets and liabilities	(17,250)	(65,106)
Other items, net	11,448	307

Net cash provided by operating activities	545,443	277,389

Cash Flows From Investing Activities
Sales of fixed maturities	2,120,860	2,203,138
Redemptions of fixed maturities	220,557	95,883
Purchases of fixed maturities	(2,674,112)	(2,402,714)
Net sales (purchases) of short term investments	25,946	(1,960)
Sales of equities	131,892	120,021
Purchases of equities	(284,189)	(225,495)
Other	5,039	6,053

Net cash used in investing activities	(454,007)	(205,074)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(58,235)	(56,116)
Repurchase of common shares and warrants	—	(1,758)
Issue of common shares	5,238	1,674
Adjustment on purchase contract for common shares	(3,585)	—

Net cash used in financing activities	(56,582)	(56,200)

Effect of exchange rate changes on cash	6,281	(3,151)
Increase in cash and cash equivalents	41,135	12,964
Cash and cash equivalents—beginning of period	451,614	434,033

Cash and cash equivalents—end of period	$492,749	$446,997

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these condensed consolidated financial statements reflect all the normal recurring adjustments and estimates necessary for a fair presentation of the Company’s financial position at September 30, 2002 and 2001 and its results of operations for the three and nine-month periods then ended and shareholders’ equity and cash flows for the nine months then ended. Actual results could differ from those estimates and results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2001 Annual Report to Shareholders.

2.    New Accounting Pronouncements

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

The adoption of SFAS 141 had no impact on the Company’s financial statements. The adoption of SFAS 142 has resulted in the elimination of a quarterly amortization expense related to goodwill. The following table reflects pro-forma net (loss) income, and basic and diluted net (loss) income per share as if SFAS 142 had been applied since January 1, 2001 ($ thousands, except per share data):

	For the three months ended September 30, 2002	For the three months ended September 30, 2001	For the nine months ended September 30, 2002	For the nine months ended September 30, 2001
Net (Loss) Income
Net (loss) income as reported	$(27,935)	$(338,531)	$101,910	$(189,431)
Goodwill amortization	—	6,508	—	19,526

Adjusted net (loss) income	$(27,935)	$(332,023)	$101,910	$(169,905)

Basic Net (Loss) Income per share
Basic net (loss) income as reported	$(0.65)	$(6.85)	$1.73	$(4.08)
Goodwill amortization	—	0.13	—	0.39

Adjusted basic net (loss) income	$(0.65)	$(6.72)	$1.73	$(3.69)

Diluted Net (Loss) Income per share
Diluted net (loss) income per share	$(0.65)	$(6.85)	$1.68	$(4.08)
Goodwill amortization	—	0.13	—	0.39

Adjusted net (loss) income	$(0.65)	$(6.72)	$1.68	$(3.69)

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

3.    Total Return and Interest Rate Swaps

As a part of the capital market initiative within the Company’s New Solutions operations, which underwrite finite reinsurance and capital market transactions, the Company has entered, since the beginning of the second quarter of 2002, into a limited number of total return and interest rate swaps directly related to securities for which the Company has had an active role in the structuring process. Income and expenses related to these swaps are reported in net investment income and any fair value adjustments on the swaps, including unrealized gains or losses, are reported in net realized gains or losses on investments.

4.    Segment Information

Following a realignment of its Global operations effective January 1, 2002, the Company changed its reporting segments to reflect the way its business will be managed going forward. The Company monitors the performance of its underwriting operations in two major segments, Non-life and Life. The Non-life segment is further divided into three sub-segments, US Property and Casualty, Non-US Property and Casualty and Worldwide Specialty. The Life segment includes Life, Health and Annuity lines of business. Segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

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

Management measures segment results for the Property and Casualty segments and Worldwide Specialty segment on the basis of the “technical ratio”, which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. Management measures segment results for the Life segment on the basis of “net technical result” which includes revenues from net premiums earned and allocated investment income and expenses from loss and loss adjustment expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three-month and nine-month periods ended September 30, 2002 and 2001 ($ millions except ratios):

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the three months ended September 30, 2002	For the three months ended September 30, 2001	For the nine months ended September 30, 2002	For the nine months ended September 30, 2001
NON-LIFE SEGMENT
US Property and Casualty
Net premiums written	$125.0	$86.8	$475.1	$325.7
Net premiums earned	142.1	92.7	399.2	250.4
Loss and loss expense ratio	77.9%	265.3%	74.2%	145.2%
Acquisition expense ratio	27.9	26.1	26.9	25.3

Technical ratio (1)	105.8%	291.4%	101.1%	170.5%
Non-US Property and Casualty
Net premiums written	$139.8	$106.2	$450.3	$367.6
Net premiums earned	151.0	108.3	410.0	324.9
Loss and loss expense ratio	89.7%	115.2%	79.4%	88.9%
Acquisition expense ratio	23.1	25.7	23.9	25.1

Technical ratio (1)	112.8%	140.9%	103.3%	114.0%
Worldwide Specialty
Net premiums written	$271.6	$168.1	$925.0	$589.7
Net premiums earned	303.7	180.5	766.3	497.8
Loss and loss expense ratio	83.8%	171.1%	67.1%	100.7%
Acquisition expense ratio	18.2	20.8	17.5	20.6

Technical ratio (1)	102.0%	191.9%	84.6%	121.3%
TOTAL NON-LIFE SEGMENT
Gross premiums written	$539.8	$377.1	$1,876.1	$1,323.0
Net premiums written	536.4	361.1	1,850.4	1,283.0
Net premiums earned	596.8	381.5	1,575.5	1,073.1
Loss and loss expense ratio	83.9%	178.1%	72.1%	107.5%

Acquisition expense ratio	21.8	23.5	21.5	23.1
Other overhead expense ratio	6.3	7.1	6.9	7.4

Expense ratio	28.1	30.6	28.4	30.5

Combined ratio (2)	112.0%	208.7%	100.5%	138.0%

LIFE SEGMENT
Gross premiums written	$35.8	$35.1	$114.0	$126.3
Net premiums written	33.7	33.1	107.5	120.0
Net premiums earned	35.1	34.0	101.6	118.1
Technical result (3)	$(2.7)	$(4.5)	$(9.5)	$(17.9)
Allocated investment income	8.0	7.3	21.9	20.8

Net technical result	$5.3	$(2.8)	$12.4	$2.9

(1)	Technical ratio is obtained by dividing the sum of losses and loss adjustment expenses and acquisition costs by net premiums earned.
(2)	Combined ratio is obtained by dividing the sum of losses and loss adjustment expenses, acquisition costs and other overhead expenses by net premiums earned.
(3)	Technical result is defined as net premiums earned, less losses and loss adjustment expenses and acquisition costs.

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the three months ended September 30, 2002	For the three months ended September 30, 2001	For the nine months ended September 30, 2002	For the nine months ended September 30, 2001
Reconciliation to Net (Loss) Income:
Technical result	$(36.5)	$(392.1)	$90.3	$(346.0)
Other operating expenses	(41.0)	(29.4)	(117.7)	(86.4)
Net investment income	60.2	60.3	178.4	181.1
Other income	1.5	—	3.6	0.1
Interest expense	(3.3)	(3.3)	(9.7)	(9.7)
Amortization of goodwill	—	(6.5)	—	(19.5)
Net foreign exchange gains (losses)	0.8	8.2	(5.3)	8.4
Income tax benefits on operating income	1.9	25.0	5.7	47.3
Distribution related to Trust Preferred and Mandatorily Redeemable Preferred Shares	(6.8)	—	(20.4)	—

Operating (loss) income	(23.2)	(337.8)	124.9	(224.7)

Net realized investment (losses) gains, after taxes	(4.7)	(0.7)	(23.0)	7.5
Cumulative effect of adopting new accounting standard, net of tax	—	—	—	27.8

Net (loss) income	$(27.9)	$(338.5)	$101.9	$(189.4)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the unaudited consolidated financial condition at September 30, 2002 and results of operations of PartnerRe Ltd. (the “Company”) for the three and nine-months ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2001 and notes thereto included in the Company’s 2001 Annual Report to Shareholders. The unaudited condensed consolidated financial statements at and for the three and nine-month periods ended September 30, 2002 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon management’s assumptions and expectations concerning the potential effect on the Company of future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be effected by numerous foreseeable and unforeseeable events and developments such as:

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “will likely result” or “will continue” or words of similar impact generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The cumulative impact of large European storm losses in December 1999, continued increases in loss costs, negative cash flow, declining financial market returns and adverse developments of reserves ultimately led to tightening of terms and conditions, and improved pricing during the January 2001 renewals. The cyclical trends were significantly accelerated by the large loss events of 2001. The terrorist attacks of September 11 and Enron bankruptcy represent the largest catastrophe loss and largest surety loss, respectively, in the history of the industry. In addition a number of companies posted large increases to reserves for prior years. Several companies have exited the industry, while others have been financially weakened and/or downgraded by the rating agencies. The reduction in capacity caused by the large losses, reserve increases and exiting capital has accelerated the improvement in pricing, terms and conditions. The general decrease in interest rates since the second quarter of 2001 coupled with the difficulty experienced by most reinsurers in raising additional capital, create an additional incentive for reinsurers to focus on underwriting profitability. Management believes renewals have shown the strongest pricing in over 5 years in most lines of business during the first nine months of 2002.

While the cumulative impact of the foregoing factors has led to increased pricing and improved terms and conditions, there is no certainty as to how long these conditions will last. Since September 11, 2001, it is estimated that industry participants have raised over $25 billion in capital, helping to offset the estimated $35 billion to $50 billion in losses resulting from the September 11 terrorist attacks. Although management has seen improved pricing and terms and conditions in 2002, there are no guarantees of improved industry profitability as the industry remains subject to further catastrophes and other large losses. Management continues to pursue those opportunities that it perceives will generate acceptable returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—for the Nine Months ended September 30, 2002 and 2001

Results of operations for the nine months ended September 30, 2002 and 2001 were as follows ($ millions, except per share data):

	2002	2001
Operating earnings (loss) available to common shareholders	$109.9	$(239.7)
Net realized investment (losses) gains, net of tax	(23.0)	7.5

Net income (loss) available to common shareholders before cumulative effect of adopting new accounting standard	86.9	(232.2)
Cumulative effect of adopting new accounting standard, net of tax	—	27.8

Net income (loss) available to common shareholders	$86.9	$(204.4)

Diluted operating earnings (loss) per common share	$2.13	$(4.78)
Net realized investment (losses) gains per common share, net of tax	(0.45)	0.15

Diluted net income (loss) per common share before cumulative effect of adopting new accounting standard	1.68	(4.63)
Cumulative effect of adopting new accounting standard, net of tax	—	0.55

Net income (loss) available to common shareholders	$1.68	$(4.08)

Management follows the industry practice of considering both net income and operating earnings in the analysis of results and performance. Operating earnings available to common shareholders exclude net (after-tax) realized investment gains or losses on investments, and are reduced for preferred dividends and distributions on the Company’s Trust Preferred and Mandatorily Redeemable Preferred shares. The results for both the 2002 and 2001 periods include higher than expected catastrophe or large losses. Net income available to common shareholders for the 2002 period includes after-tax losses related to the European floods, incurred in the third quarter, of approximately $108 million, or $120 million pre-tax, representing a loss of $2.09 per diluted share while the corresponding period for 2001 includes after-tax losses related to the September 11 terrorist attacks of approximately $382 million, or $400 million pre-tax, representing a loss of $7.62 per diluted share. Notwithstanding the catastrophic losses related to the September 11 terrorist attacks in 2001 and the European floods in 2002, operating earnings and net income available to common shareholders, before cumulative effect of adopting new accounting standard, have increased primarily as a result of an increase in underwriting profitability fueled by improved pricing and better terms and conditions obtained during the 2002 renewals. The adoption of SFAS 142, which resulted in discontinuation of goodwill amortization effective January 1, 2002, also contributed to the increase in profitability. The increase in net income available to common shareholders before the effect of adopting new accounting standard was tempered by the increase in net realized investment losses, net of tax, that resulted from the timing of disposition of securities as part of the ongoing management of the investment portfolio within the investment guidelines and objectives set out by management. More particularly, at the beginning of the second quarter of 2002, the Company restructured its high yield fixed income portfolio which resulted in realized investment losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Reinsurance Operations—Underwriting Results

Non-Life Segment

US Property and Casualty

Gross and net premiums written and net premiums earned for the nine months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$476.2	$327.0
Net premiums written	475.1	325.7
Net premiums earned	399.2	250.4

Through the first nine months of 2002, the Company has observed a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company has remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the nine months ended September 30, 2002 increased by 45.6%, 45.9% and 59.4%, respectively, compared to the nine months ended September 30, 2001. The growth in net premiums earned is more pronounced as it reflects the increase in net premiums written during the first nine months of 2002 as well as in the latter half of 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the casualty line. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the nine-month periods ended September 30, 2002 and 2001 ($    millions except ratios):

	2002	2001
Losses and loss expenses	$296.4	$363.7
Acquisition expenses	107.3	63.4

Loss and loss expense ratio	74.2%	145.2%
Acquisition expense ratio	26.9	25.3

Technical ratio	101.1%	170.5%

The decrease in losses and loss expenses, and the corresponding ratio, for the 2002 period compared to the corresponding 2001 period resulted primarily from the losses related to the September 11 terrorist attacks included in the 2001 period which represent approximately $174 million pre-tax, or 69.5 points on the loss and loss expense ratio. In addition to the terrorist attacks, the first half-year 2001 was impacted by a high frequency of storms in the U.S., most notably Tropical Storm Allison. While catastrophe and large losses were lower in 2002 as compared to 2001, losses and loss expenses and acquisition expenses reflect growth in exposure due to a growing book of business. Results for the 2002 period also reflect modestly higher than expected losses reported by cedents for prior years in certain lines.

The increase in acquisition expenses for the 2002 period compared to the corresponding 2001 period resulted primarily from an increase in the volume of business earned in the nine months ended September 30, 2002. The increase in the acquisition expense ratio during the nine months of 2002 resulted from an increase in the business earned related to non-proportional treaties written on a cession basis which carries acquisition costs similar to proportional treaties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-US Property and Casualty

Gross and net premiums written and net premiums earned for the nine months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$462.5	$376.9
Net premiums written	450.3	367.6
Net premiums earned	410.0	324.9

Through the first nine months of 2002, the Company observed a combination of rate increases and improved terms and conditions in the property and casualty markets in most countries and observed improvements in the motor lines in certain geographic markets. There were broad variations by country and type of business and improvements, except for the property line, were generally less than in the US Property and Casualty segment. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the nine months ended September 30, 2002 increased by 22.7%, 22.5% and 26.2%, respectively, compared to the nine months ended September 30, 2001. Growth, in this sub-segment, resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in the property and casualty lines but more predominantly in the property line. During the first nine months of 2002, a number of proportional treaties were renewed on a non-proportional basis, which typically have lower premiums but higher profit margins, and this resulted in smaller gross and net premiums written and net premiums earned figures for those treaties in the first nine months of 2002. This shift in the treaty type is more evident in the motor line. This mitigated the Non-US Property and Casualty segment growth trends in the first nine months of 2002. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the nine-month periods ended September 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$325.4	$288.8
Acquisition expenses	98.0	81.4

Loss and loss expense ratio	79.4%	88.9%
Acquisition expense ratio	23.9	25.1

Technical ratio	103.3%	114.0%

The results for both the 2002 and 2001 periods include higher than expected catastrophe or large losses. The losses and loss expenses for the 2002 period include losses related to the third quarter European floods of approximately $31.5 million, or 7.7 points on the loss and loss expense ratio, while the corresponding 2001 period includes losses related to the September 11 terrorist attacks of approximately $35.0 million, or 10.8 points on the loss and loss expense ratio. Notwithstanding losses related to the September 11 terrorist attacks in 2001 or the European floods in 2002, the 2002 losses and loss expenses reflect growth in exposure due to a growing book of business and the decrease in the loss and loss expense ratio is reflective of the improved market conditions seen by the Company during the 2002 renewals.

The increase in acquisition expenses compared to the nine months ended September 30, 2001 resulted primarily from an increase in the volume of business earned in the nine months ended September 30, 2002. The decrease in the acquisition expense ratio compared to the nine months ended September 30, 2001 results from better terms and conditions across all lines during the 2002 renewals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

Gross and net premiums written and net premiums earned for the nine months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$937.4	$619.1
Net premiums written	925.0	589.7
Net premiums earned	766.3	497.8

Through the first nine months of 2002, the Company saw the reinsurance world focus on rates, terms and conditions rather than market share within the specialty sub-segment. In addition, several reinsurers withdrew from many markets, especially the aviation market. The Company has attempted to take advantage of the considerable rate increases and improved terms and conditions it has seen in the specialty lines. Improvements were more forceful in this sub-segment than in both the US and Non-US Property and Casualty sub-segments. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital to lines where prices and conditions were the most attractive. Gross and net premiums written and net premiums earned for the nine months ended September 30, 2002 increased by 51.4%, 56.9% and 53.9%, respectively, compared to the nine months ended September 30, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the aviation, catastrophe, marine, special risk and engineering/energy lines. Although all other lines have grown since 2001, this growth has been less pronounced, more particularly in the credit/surety line as Management controlled exposure growth in light of the current economic environment. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the nine-month periods ended September 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$514.4	$501.3
Acquisition expenses	134.1	102.6

Loss and loss expense ratio	67.1%	100.7%
Acquisition expense ratio	17.5	20.6

Technical ratio	84.6%	121.3%

The results for both the 2002 and 2001 periods include higher than expected catastrophe or large losses. The losses and loss expenses for the 2002 period include pre-tax losses related to the third quarter European floods of approximately $88.5 million, or 11.5 points on the loss and loss expense ratio, while the corresponding 2001 period includes pre-tax losses related to the September 11 terrorist attacks of approximately $191.0 million, or 38.4 points on the loss and loss expense ratio. Notwithstanding losses related to the September 11 terrorist attacks in 2001 or the European floods in 2002, the 2002 losses and loss expenses, reflect growth in exposure primarily due to a growing book of business. The decrease in the loss and loss expense ratio is reflective of the improved market conditions and loss experience seen by the Company during 2002. The catastrophe line incurred losses of approximately $75.6 million related to the European floods in the third quarter of 2002. However, this line remained profitable for the nine-month period. Other lines that incurred losses related to the European floods were engineering/energy and special risks. The credit/surety line incurred higher losses than usual due to a higher number of bankruptcies in the 2002 period, which is typically expected during a recessionary period. During 2002, losses for the credit/surety line peaked in the first quarter and have improved steadily since then. While market conditions have begun to improve to restore this line to profitability, the Company is selectively growing in the credit/surety line when the terms and conditions, and pricing meet its profitability objectives.

        The increase in acquisition expenses compared to the nine months ended September 30, 2001 resulted primarily from a larger volume of business earned in the nine months ended September 30, 2002. The decrease in the acquisition expense ratio resulted from a higher percentage of non-proportional business, earned during 2002, which in this segment generally carries a lower acquisition expense ratio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

Gross and net premiums written and net premiums earned for the nine months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$114.0	$126.3
Net premiums written	107.5	120.0
Net premiums earned	101.6	118.1

The decreases in gross and net premiums written and net premiums earned for the 2002 period compared to the same period during 2001 were primarily related to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 and the partial offsetting effect of new business development in 2002. The restructuring did not significantly affect the overall financial results for the Life segment.

Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the nine months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Life policy benefits	$88.9	$115.2
Acquisition expenses	22.3	20.8

The decrease in life policy benefits for the 2002 period compared to the same period during 2001 resulted primarily from the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 and the offsetting effect of new business development in 2002. The restructuring did not significantly affect overall financial results for the Life segment.

Premium distribution by line of business

The distribution of net premiums written by line of business, for all segments, for the nine months ended September 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-Life
Property and Casualty
Property	21	21
Casualty	14	13
Motor	12	15
Worldwide Specialty
Catastrophe	15	15
Aviation/Space	7	5
Marine	3	2
Agriculture	6	7
Special Risk	5	4
Credit/Surety	5	6
Engineering/Energy	6	3
Other	1	1
Life	5	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. The above percentages of net premiums written for the catastrophe line of business, which is written predominantly on a non-proportional basis, are higher than what can be expected for the year because a significant portion of the year’s catastrophe premiums was written in the first nine months. The comparison of the distribution of net premiums written by line of business for the nine months ended September 30, 2002 and 2001 shows how the lines of business grew relative to each other. The relative increase in the casualty, aviation, marine, special risk and engineering/energy lines of business in the first nine months of 2002 compared to the same period in 2001 reflects a faster growth in those lines as a result of the Company taking advantage of better pricing, terms and conditions during the 2002 renewals. The relative decrease in the life line of business in the nine months ended September 30, 2002 is attributable to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 as well as the considerable growth seen in the Company’s non-life lines. The relative decrease in the motor, agriculture and credit/surety lines of business in the first nine months of 2002 compared to the same period in 2001 reflects, respectively, a slower growth relative to other lines of business where pricing, terms and conditions were not as attractive as in the other lines.

The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the nine months ended September 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-life Segment
Proportional	48	48
Non-Proportional	38	35
Facultative	8	8
Life Segment
Proportional	5	8
Non-Proportional	1	1

The geographic distribution of gross premiums written for the nine months ended September 30, 2002 and 2001 was as follows:

	2002%	2001%
Europe	36	40
North America	46	43
Asia, Australia, New Zealand	12	10
Latin America and the Caribbean	5	6
Africa	1	1

Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in North America and Asia, Australia, New Zealand.

Investment Results

Net investment income and net realized investment (losses) gains for the nine-month periods ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Net investment income	$178.4	$181.1
Net realized investment (losses) gains	(13.4)	14.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net investment income for the nine months ended September 30, 2002 decreased by 1% compared to the 2001 period. The decrease in net investment income is primarily due to a general decrease in interest rates since the third quarter of 2001. The market yield on the Company’s fixed income investment portfolio decreased during the last two years as cash flows and proceeds from invested securities that matured or were redeemed have been invested at increasingly lower market rates. The market yield on the fixed income investment portfolio began to recover modestly during the first quarter of 2002 but the trend reversed during the second quarter, resulting in the investment of the Company’s cash flows at increasingly lower rates compared to the same period in 2001. Net realized investment gains and losses on sales of investments are generally a function of the timing of dispositions of available for sale fixed maturities and equity securities, changes in market value of trading securities and total return and interest rate swaps and the net ineffectiveness of the Company’s currency hedging activities. At the beginning of the second quarter of 2002, the Company restructured its high yield fixed income portfolio, which resulted in realized investment losses.

As a part of the capital market initiative within the Company’s New Solutions operations, the Company has entered, since the beginning of the second quarter of 2002, into a limited number of total return and interest rate swaps directly related to securities for which the Company has had an active role in the structuring process. Income and expenses related to these swaps are reported in net investment income and any fair value adjustments, including unrealized gains or losses, are reported in net realized gains or losses on investments.

Results of Operations—for the Three Months ended September 30, 2002 and 2001

Results of operations for the three months ended September 30, 2002 and 2001 were as follows ($ millions, except per share data):

	2002	2001
Operating loss available to common shareholders	$(28.2)	$(342.8)
Net realized investment losses, net of tax	(4.7)	(0.7)

Net loss available to common shareholders	$(32.9)	$(343.5)

Diluted operating loss per common share	$(0.56)	$(6.83)
Net realized investment losses per common share, net of tax	(0.09)	(0.02)

Net loss available to common shareholders	$(0.65)	$(6.85)

Management follows the industry practice of considering both net income and operating earnings in the analysis of results and performance. Operating earnings available to common shareholders exclude net (after-tax) realized investment gains or losses on investments and are reduced for preferred dividends and distributions on the Company’s Trust Preferred and Mandatorily Redeemable Preferred shares. The results for both the 2002 and 2001 periods include higher than expected catastrophe or large losses. Net income available to common shareholders for the 2002 three-month period includes after-tax losses related to the European floods, of approximately $108 million, or $120 million pre-tax, representing a loss of $2.14 per diluted share while the corresponding period for 2001 includes after-tax losses related to the September 11 terrorist attacks of approximately $382 million, or $400 million pre-tax, representing a loss of $7.62 per diluted share. Notwithstanding the catastrophic losses related to the September 11 terrorist attacks in 2001 and the European floods in 2002, operating earnings and net income available to common shareholders have increased primarily as a result of an increase in underwriting profitability fueled by improving pricing and better terms and conditions obtained during the 2002 renewals. The adoption of SFAS 142, which resulted in discontinuation of goodwill amortization effective January 1, 2002, also contributed to the increase in profitability. The increase in net income available to common shareholders was tempered by the increase in net realized investment losses, net of tax, that resulted from the timing of disposition of securities as part of the ongoing management of the investment portfolio within the investment guidelines and objectives set out by management.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Reinsurance Operations—Underwriting Results

Non-Life Segment

US Property and Casualty

Gross and net premiums written and net premiums earned for the three months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$124.7	$87.8
Net premiums written	125.0	86.8
Net premiums earned	142.1	92.7

During the three months ended September 30, 2002, the Company has observed a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended September 30, 2002 increased by 42.0%, 44.0% and 53.4%, respectively, compared to the three months ended September 30, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the motor and property lines and much more modestly in the casualty line. The increase in net premiums earned reflects the increase in net written premiums during the first nine months of 2002 as well as the growth in net premiums written during the latter half of 2001. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended September 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$110.7	$245.8
Acquisition expenses	39.7	24.2

Loss and loss expense ratio	77.9%	265.3%
Acquisition expense ratio	27.9	26.1

Technical ratio	105.8%	291.4%

The decrease in losses and loss expenses, and the corresponding ratio, for the 2002 three-month period compared to the corresponding 2001 period resulted primarily from the losses related to the September 11 terrorist attacks included in the 2001 period which represent approximately $174 million pre-tax, or 187.7 points on the loss and loss expense ratio. While catastrophe and large losses were lower in 2002 as compared to 2001, losses and loss expenses and acquisition expenses reflect growth in exposure due to a growing book of business. Results for the 2002 period also reflect modestly higher than expected losses reported by cedents for prior years in certain lines.

The increase in acquisition expenses compared to the 2002 three-month period resulted primarily from an increase in the volume of business earned in the three months ended September 30, 2002. The increase in the acquisition expense ratio resulted from an increase in the business earned related to non-proportional treaties written on a cession basis which carries acquisition costs similar to proportional treaties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-US Property and Casualty

Gross and net premiums written and net premiums earned for the three months ended September 30, 2002 and 2001 were as follows ($  millions):

	2002	2001
Gross premiums written	$143.3	$109.1
Net premiums written	139.8	106.2
Net premiums earned	151.0	108.3

During the three months ended September 30, 2002, the Company observed a combination of rate increases and improved conditions in the property and casualty markets in most countries and observed improvements in the motor lines in certain geographic markets. There were broad variations by country and type of business; and improvements, except for the property line, were generally less than in the US Property and Casualty segment. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended September 30, 2002 increased by 31.3%, 31.6% and 39.4%, respectively, compared to the three months ended September 30, 2001. During the third quarter of 2002, a number of proportional treaties were renewed on a non-proportional basis and this resulted in smaller gross and net premiums written and net premiums earned figures for those treaties in the 2002 period. This shift in the treaty type is more evident in the motor line. This mitigated the Non-US Property and Casualty segment growth trends in the third quarter of 2002. Growth is larger for net premiums earned than net premiums written primarily because the net premiums earned in the third quarter of 2002 reflects the higher volume of net premiums written during the first nine months of 2002, particularly in the property and casualty lines. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended September 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$135.4	$124.8
Acquisition expenses	34.9	27.9

Loss and loss expense ratio	89.7%	115.2%
Acquisition expense ratio	23.1	25.7

Technical ratio	112.8%	140.9%

The results for both the 2002 and 2001 periods include higher than expected catastrophe or large losses. The losses and loss expenses for the 2002 period include losses related to the European floods of approximately $31.5 million, or 20.9 points on the loss and loss expense ratio, while the corresponding 2001 period includes losses related to the September 11 terrorist attacks of approximately $35.0 million, or 32.3 points on the loss and loss expense ratio. Notwithstanding losses related to the September 11 terrorist attacks in 2001or the European floods in 2002, losses and loss expenses reflect growth in exposure due to a growing book of business and the decrease in the corresponding loss and loss expense ratio is reflective of the improved market conditions seen by the Company during the 2002 renewals.

The increase in acquisition expenses compared to the three months ended September 30, 2001 resulted primarily from an increase in the volume of business earned in the three months ended September 30, 2002. The decrease in the acquisition expense ratio compared to the three months ended September 30, 2001 results from better terms and conditions across all lines during the 2002 renewals and from a higher percentage of non-proportional business earned during three months ended September 30, 2002 compared to the same period of 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

Gross and net premiums written and net premiums earned for the three months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$271.8	$180.2
Net premiums written	271.6	168.1
Net premiums earned	303.7	180.5

During the three months ended September 30, 2002, the Company saw the reinsurance world continue to focus on rates, terms and conditions rather than market share. The Company took advantage of considerable rate increases and improved terms and conditions in the specialty lines. Improvements were more forceful in this sub-segment than in both the US and Non-US Property and Casualty sub-segments. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital to lines where prices and conditions were the most attractive. Gross and net premiums written and net premiums earned for the three months ended September 30, 2002 increased by 50.8%, 61.6% and 68.3%, respectively, compared to the three months ended September 30, 2001. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the aviation and engineering/energy lines. The increase in net premiums earned reflects the increase in net written premiums during the first nine months of 2002 as well as the growth in net premiums written during the latter half of 2001. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended September 30, 2002 and 2001 ($ millions except ratios):

	2002	2001
Losses and loss expenses	$254.5	$308.9
Acquisition expenses	55.4	37.2

Loss and loss expense ratio	83.8%	171.1%
Acquisition expense ratio	18.2	20.8

Technical ratio	102.0%	191.9%

The results for both the 2002 and 2001 periods include higher than expected catastrophe or large losses. The losses and loss expenses for the 2002 period include pre-tax losses related to the European floods of approximately $88.5 million, or 29.1 points on the loss and loss expense ratio, while the corresponding 2001 period includes pre-tax losses related to the September 11 terrorist attacks of approximately $191 million, or 105.8 points on the loss and loss expense ratio. Notwithstanding the losses related to the September 11 terrorist attacks in 2001 and the European floods in 2002, the increase in losses and loss expenses for the 2002 three-month period compared to the same period during 2001 resulted primarily from the growth in exposure due to a growing book of business. The decrease in the loss and loss expense ratio for the 2002 period compared to the same period in 2001 is reflective of the improved market conditions and loss experience seen by the Company during 2002. The catastrophe line incurred losses of approximately $75.6 million related to the European floods in the third quarter of 2002. Other lines that incurred losses related to the European floods were engineering/energy and special risks. The credit/surety line incurred higher losses than usual due to a higher number of bankruptcies in the 2002 period, which is typically expected during a recessionary period. The results for this line have improved since prior quarters of 2002. While market conditions have begun to improve to restore this line to profitability, the Company is selectively growing the credit/surety line when the terms and conditions, and pricing meet its profitability objectives.

The increase in acquisition expenses compared to the three months ended September 30, 2001 resulted primarily from a larger volume of business earned in the three months ended September 30, 2002. The decrease in the acquisition expense ratio resulted from a higher percentage of non-proportional business, earned during three months ended September 30, 2002, which in this segment generally carries a lower acquisition expense ratio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

Gross and net premiums written and net premiums earned for the three months ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Gross premiums written	$35.8	$35.1
Net premiums written	33.7	33.1
Net premiums earned	35.1	34.0

The increases in gross and net premiums written and net premiums earned for the 2002 period compared to the same period during 2001 were primarily related to the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 and the offsetting effect of new business development in the third quarter of 2002. The restructuring did not significantly affect the overall financial results for the Life segment.

Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the three months ended September 30, 2002 and 2001 were as follows  ($ millions):

	2002	2001
Life policy benefits	$30.8	$31.2
Acquisition expenses	7.0	7.4

The decrease in life policy benefits for the 2002 period compared to the same period during 2001 resulted primarily from the restructuring of a large proportional treaty into a non-proportional treaty during the fourth quarter of 2001 and the offsetting effect of new business development in the third quarter of 2002. The restructuring did not significantly affect overall financial results for the Life segment.

Premium distribution by line of business

The distribution of net premiums written by line of business for the three months ended September 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-Life
Property and Casualty
Property	22	21
Casualty	10	12
Motor	15	16
Worldwide Specialty
Catastrophe	7	11
Aviation/Space	10	5
Marine	3	3
Agriculture	8	9
Special Risk	3	4
Credit/Surety	7	7
Engineering/Energy	9	3
Other	—	1
Life	6	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The distribution of written premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. The comparison of the distribution of net premiums written by line of business for the three months ended September 30, 2002 and 2001 shows how the lines of business grew relative to each other. The relative increase in the property, aviation/space and engineering/energy lines of business in the three months ended September 30, 2002 compared to the same period in 2001 reflects the faster growth in those lines as a result of the Company taking advantage of better pricing, terms and conditions seen during the 2002 renewals. The relative decrease in the life line of business in the three months ended September 30, 2002 is attributable to the considerable growth seen in the Company’s non-life lines. The relative decrease in the casualty, motor, catastrophe, agriculture and special risk lines of business in the three months ended September 30, 2002 reflects either a slower growth or a decrease in business written where pricing, terms and conditions were not as attractive as in the other lines.

The Company produces its business both through brokers and through direct relationships with insurance company clients. The distribution of gross premiums written by type of business for the three months ended September 30, 2002 and 2001 was as follows:

	2002%	2001%
Non-life Segment
Proportional	61	63
Non-Proportional	25	20
Facultative	8	8
Life Segment
Proportional	6	9
Non-Proportional	—	—

The geographic distribution of gross premiums written for the three months ended September 30, 2002 and 2001 was as follows:

	2002%	2001%
Europe	36	37
North America	43	42
Asia, Australia, New Zealand	12	12
Latin America and the Caribbean	8	8
Africa	1	1

Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in North America.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investment Results

Net investment income and net realized investment gains (losses) for the three-month periods ended September 30, 2002 and 2001 were as follows ($ millions):

	2002	2001
Net investment income	$60.2	$60.3
Net realized investment gains (losses)	0.8	(0.4)

Net investment income for the three months ended September 30, 2002 is virtually flat compared to the 2001 period. The positive effect in net investment income of the investment of the 2002 cash flows was mitigated by the general decrease in interest rates since the third quarter of 2001. The market yield on the Company’s fixed income investment portfolio decreased during the last two years and cash flows and proceeds from invested securities that matured or were redeemed have been invested at increasingly lower market rates. Net realized investment gains and losses on sales of investments are a function of the timing of dispositions of available for sale fixed maturities and equity securities, changes in market value of trading securities and total return and interest rate swaps and the net ineffectiveness of the Company’s currency hedging activities.

As part of the capital market initiative within the Company’s New Solutions operations, the Company has entered, since the beginning of the second quarter of 2002, into a limited number of total return and interest rate swaps directly related to securities for which the Company has had an active role in the structuring process. Income and expenses related to these swaps are reported in net investment income and any fair value adjustments, including unrealized gains or losses, are reported in net realized gains or losses on investments.

Currency

The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the Euro. The Euro increased in value by 11% in the first nine months of 2002 (from 0.89 to 0.98 U.S. dollar per Euro) thereby decreasing the aggregate currency translation loss of $58.0 million at December 31, 2001 to $38.9 million at September 30, 2002.

The value of the U.S. dollar weakened approximately 11% against the Euro and 13% against the Swiss Franc and 8% against the British Pound and Japanese Yen in the first nine months of 2002 and, since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a corresponding increase in the value of these assets and liabilities expressed in U.S. dollar terms.

Net foreign exchange losses amount to $5.3 million for the nine months ended September 30, 2002 and foreign exchange gains amounted to $8.4 million for corresponding 2001 period. Foreign exchange gains and losses are a function of i) the relative value between the U.S. dollar and other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s condensed consolidated income statement of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the Euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the Euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition and Liquidity and Capital Resources

Shareholders’ Equity and Capital Management

Shareholders’ equity at September 30, 2002 was $1,887.3 million compared to $1,748.1 million at December 31, 2001. The major factors influencing the level of shareholders’ equity in the nine-month period ended September 30, 2002 were:

•	net income of $101.9 million;

•	dividend payments of $58.2 million;

•
a net increase in common shares and additional paid-in capital of $5.2 million, due to the issuance of common shares under the Company’s employee stock purchase plan and through the exercise of stock options;

•	payments of $3.6 million under the Purchase Contract for common shares;

•	the $19.2 million positive effect of the currency translation adjustment resulting from the reduction of the U.S. dollar against the Euro; and

•	a $74.6 million increase in net unrealized gains on investments, net of deferred taxes, recorded in equity.

The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the nine months ended September 30, 2002, the Company did not repurchase common shares. As of September 30, 2002, approximately 4.2 million common shares remain authorized for repurchase under the Company’s current repurchase program.

In addition to the Company’s currently issued capital, the Company filed, in 2001, a “shelf” registration statement with the Securities and Exchange Commission. This process enables the Company to issue, at some time in the future, up to $600 million of different types of equity, debt or hybrid securities.

On November 4, 2002, the Company filed a preliminary prospectus supplement related to a public offering of 8 million common shares under the terms of the shelf registration. The net proceeds from the offering will be used in part to repurchase 6 million common shares from certain affiliates of Swiss Reinsurance Company. The Company has granted the underwriters an option to purchase up to an additional 1.2 million common shares to cover over-allotments, and will use 75% of the net proceeds from any exercise of the option to repurchase additional common shares from affiliates of Swiss Reinsurance Company. The number of shares to be repurchased is subject to adjustment per the stock purchase agreement entered into with SwissRe. The shares repurchased by PartnerRe will be cancelled and no longer outstanding. The remaining net proceeds will be used for general corporate purposes.

Assets

At September 30, 2002, total assets were $8,191.8 million compared to total assets of $7,165.4 million at December 31, 2001. Total invested assets, including cash and cash equivalents, were $4,991.7 million as at September 30, 2002 compared to $4,410.7 million at December 31, 2001. The major factors influencing the change in cash and invested assets in the nine-month period ended September 30, 2002 were:

•	net cash provided by operating activities of $545.4 million;

•	decrease in unsettled security trades of $47.9 million;

•	dividend and distribution payments on common and preferred shares and Mandatorily Redeemable Preferred Securities totaling $82.1 million;

•	cash receipts for the issue of common shares aggregating $5.2 million;

•	Increase of $56.3.million in net unrealized gains on investments, adjusted to exclude realized gains or losses on sales of securities that do not change the total market value of invested assets; and

•	the positive impact of the weaker U.S. dollar relative to the Euro as it relates to conversion of PartnerRe SA’s investments and cash balances into U.S. dollars.

At September 30, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average expected duration of 3.4 years compared to 3.7 years as at December 31, 2001. As at September 30, 2002, approximately 93% of the fixed income portfolio was rated investment grade (BBB- or higher) compared to 92% as at December 31, 2001.

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

At September 30, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.9% compared to 5.1% as at December 31, 2001. The decrease in average yield to maturity was primarily due to the investment of cash flows and proceeds from callable instruments at lower prevailing market rates during the first nine months of 2002.

Liabilities

The Company has recorded non-life reserves for unpaid losses and loss expenses of $3,549.2 million and $3,005.6 million at September 30, 2002 and December 31, 2001, respectively. Policy benefits reserves for life and annuity contracts were $771.5 million and $693.3 million at September 30, 2002 and December 31, 2001, respectively. The increase in the value of unpaid losses and loss expenses and policy benefits for life and annuity contracts between December 31, 2001 and September 30, 2002 resulted primarily from both the increase in the volume of business earned by the Company during the first nine months of 2002 and the strengthening of most European currencies against the U.S. dollar during that period.

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

Capital and Liquidity

The Company’s capital structure includes term debt, Series A Perpetual Preferred Shares, Series B Redeemable Preferred Shares, 30-year Trust Preferred securities, as well as common equity. Characteristics of these securities are summarized as follows:

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

•
Series B Redeemable Preferred Shares were issued as part of the Premium Equity Participating Security Units (“PEPS units”). Each PEPS unit comprises i) one of the Company’s 5.61% Series B Cumulative Redeemable Preferred shares and ii) a purchase contract obligating the holder of the PEPS unit to purchase from the Company, no later than December 31, 2004, for a price of $50, a number of common shares ranging between 0.8696 and 1.0638 shares, depending on the price of the Company’s common stock at that time;

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

The term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at September 30, 2002, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt and capital securities.

Cash flow from operations for the nine months ended September 30, 2002 increased to $545.4 million from $277.4 million in the same period in 2001. This increase is primarily attributable to the significant increase in business written by the Company during the 2002 renewals and a first nine months of 2002 relatively free from payments related to catastrophic or other large losses. The Company is maintaining its original net loss estimate of $400 million on the September 11 terrorist attack and has paid less than $72 million in claims so far. Although the Company expects that payments in relation to the September 11 terrorist attack may accelerate during the remainder of 2002, the Company has sufficient liquidity to meet its obligations. Total non-life net paid losses during the first nine months of 2002 amounted to $714.0 million.

The Company has cash outflows in the form of operating expenses, dividends to both common and preferred shareholders and distributions on preferred securities. During the nine months ended September 30, 2002, the Company paid $43.2 million in dividends to its common shareholders in the form of a quarterly dividend of $0.28 a share for dividends declared in the fourth quarter of 2001 and $0.29 a share for dividends declared in the first and second quarters of 2002. Additionally, the Company paid dividends of $15 million to the holders of its Series A Preferred Stock and $12.0 million to the holders of its PEPS Units during the first nine-months of 2002.

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

In June 2002, the Company finalized a syndicated, unsecured 364-day credit facility in the amount of $600 million. In connection therewith and at the same time, the Company terminated similar pre-existing facilities aggregating $225 million. As at September 30, 2002, the total amount of such credit and letter of credit facilities available to the Company was $700 million of which approximately $285 million was utilized in the form of issued and outstanding letters of credit. The Company has no outstanding borrowings on these credit facilities and has no immediate plans to use them for borrowing purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

These facilities contain customary default and cross default provisions and they require that we maintain certain covenants, including the following:

i.	a financial strength rating from A.M. Best Company of at least “A-” (for our material reinsurance subsidiaries which are rated by A.M. Best Company);

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

The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At September 30, 2002, the Company’s total debt to total capitalization ratio was 8.8% and its consolidated tangible net worth (as defined under the terms of these facilities) was $1.86 billion.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (See Part I, Item 2)

ITEM 4.     CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably designed to be effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There have been no significant changes in the Company’s internal controls or to the best of the Company’s knowledge in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company’s reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not directly relate to claims on reinsurance treaties. This category of business litigation typically involve, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity. In the third quarter of 2002, the Company’s subsidiary, PartnerRe U.S., was named as a third party defendant in a complaint filed by Diamond State Insurance Company at the United States District Court for the Southern District of New York. While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute allegations against the Company and/or its subsidiaries that management believes are without merit.

As of September 30, 2002, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by management to have a significant adverse effect on the Company’s results of operation, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2.     CHANGES IN SECURITIES.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.     OTHER INFORMATION.

The deadline for the submission of Shareholder proposals for the Company’s 2003 Annual Meeting is November 27, 2002.

PART II—OTHER INFORMATION
(continued)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

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

Current Report on Form 8-K filed on November 4, 2002, under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/s/ PATRICK A. THIELE
Name: Patrick A. Thiele Title: President & Chief Executive Officer

Date:    November 4, 2002

By:	/s/ ALBERT A. BENCHIMOL
Name: Albert A. Benchimol Title: Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

Date:    November 4, 2002

CERTIFICATIONS

I, Patrick Thiele, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PartnerRe Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

Name: /s/ PATRICK A. THIELE

Title: President & Chief Executive Officer

CERTIFICATIONS (Continued)

I, Albert Benchimol, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PartnerRe Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

Name:   /s/ ALBERT A. BENCHIMOL

Title: Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Sequentially Numbered Page

3.1	Amended Memorandum of Association.*

3.2	Amended and Restated Bye-laws.*

4.1	Specimen Common Share Certificate.**

4.2	Specimen Class B Warrant.***

4.3	Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.†

4.4	Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.†

4.5	Specimen of Unit Certificate for the PEPS Units.‡

4.6	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares.‡

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

***	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.

†	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.

‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.