Form 10-K
period 2002-12-31
PARTNERRE LTD
filed 2003-03-28
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 0-2253

PartnerRe Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $1.00 par value	New York Stock Exchange
8% Series A Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
8% Premium Equity Participating Security Units, $1.00 par value	New York Stock Exchange
PartnerRe Capital Trust I 7.9% Trust Originated	New York Stock Exchange
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2002), was $1,782,824,006 based on the closing sales prices of the Registrant’s common shares of $48.95 on that date.

          The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of March 18, 2003 was 52,410,108.

Documents Incorporated by Reference:

	Document	Part(s) Into Which Incorporated

(1)
2002 Annual Report to Shareholders mailed to shareholders on or about April 10, 2003 (the “2002 Annual Report”).  With the exception of the sections of the 2002 Annual Report specifically incorporated by reference herein, the 2002 Annual Report is not deemed to be filed as part of this Form 10-K.
Part II
(2)
Proxy Statement to be used in conjunction with the Annual General Meeting of Shareholders to be held May 22, 2003 (the “Proxy Statement”).  With the exception of sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.
Part III

PART I

ITEM 1.	BUSINESS

General

          PartnerRe Ltd. (the “Company”), incorporated in Bermuda on August 24, 1993, is a leading international reinsurance group.  The Company provides multi-line reinsurance to insurance companies on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd (“Partner Reinsurance Company”), PartnerRe SA and Partner Reinsurance Company of the U.S. (“PartnerRe US”).  Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health.

          The Company was initially formed to capitalize on a void of capacity in the catastrophe reinsurance market following the significant devastation wrought by Hurricane Andrew in 1992 and the concurrent difficulties being faced by Lloyds of London.  After raising nearly $1 billion with its initial public offering, the Company became one of the premier catastrophe reinsurers on a global basis with acknowledged underwriting skills and disciplined risk management principles.

          In 1997, recognizing the limits of a continued mono-line strategy, the Company shifted its strategic focus to execute a plan to become a leading multi-line reinsurer.  Through both organic growth and strategic acquisitions, the Company moved aggressively to capitalize on the benefits of diversification – both in terms of geography and business lines.  Consequently, on July 10, 1997, the Company completed the acquisition of PartnerRe SA (formerly SAFR), a well-established global professional reinsurer based in Paris, and on December 23, 1998, the Company completed the acquisition of Winterthur Re, further enhancing the Company’s expansion strategy.  On August 4, 2000, the Company concluded the sale of PartnerRe Life Insurance Company of the US, and its subsidiaries Republic-Vanguard Life Insurance Company, Investors Insurance Corporation and Investors Marketing Group, Inc. (collectively, “PartnerRe Life US”), to SCOR Group.

Business Strategy

          The Company’s business strategy is focused on ensuring that the Company reaches its goals for appropriate profitability.  Operating Return on Equity is the metric used to measure the Company’s financial results, and consequently the Company has set a goal of 13% Operating Return on Equity over a reinsurance cycle.  Accordingly, the Company has adopted the following five-point strategy:

Diversify risk across products and geographies: PartnerRe writes most lines of business in over 120 countries worldwide.  The Company’s geographic spread of premiums mirrors that of the global reinsurance industry.  Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to reinsurance business opportunities worldwide, and reduces overall volatility of results.  The reinsurance business is cyclical, but cycles by line of business and by geography are not perfectly synchronized.  Its diversification strategy positions the Company to take advantage of attractive markets anywhere in the world.

Maintain risk appetite moderately above the market: PartnerRe is in the business of assuming risk for an adequate return.  The Company’s products address accumulation risks, complex coverage issues and large exposures faced by clients.  The Company’s willingness and ability to provide these coverages make PartnerRe an important reinsurer to many of the world’s insurance companies.  The Company’s book of business is skewed toward those lines of business and market segments where the potential profitability is greatest.  That means a higher proportion of the business written by the Company is in severity lines of business such as casualty, catastrophe, specialized property and aviation, although the Company writes, but tends to de-emphasize, frequency lines of business such as motor, workers’ compensation and employers’ liability, which have historically not provided the required level of returns.

Actively manage capital across the portfolio and over the cycle: In order to manage capital across a portfolio and over a cycle, the Company believes two things are critical: an appropriate and common measure of risk adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or to return to the shareholders.  To achieve effective and efficient capital allocation, the Company has an intense focus on operating return on equity.  This discipline and focus, supported by strong actuarial and financial analysis, allows the Company to make well-informed decisions at the underwriting and pricing level as well as with respect to the allocation of capital within its portfolio of reinsurance businesses.

Add value through underwriting/transactional excellence: Transactional and underwriting excellence are achieved in three principle ways: through the quality of the Company’s people, the structure they operate in, and the effectiveness of various processes and tools.  Maintaining continuity and depth in the Company’s management, underwriting, actuarial and financial areas is critical to this strategy.  Equally as important, the Company believes, is organizing its operations around geography, lines of business, distribution or client characteristics and providing and building the right infrastructure to improve its capabilities continually in all transactional areas: underwriting, financial reporting and controls, reserving, pricing and claims.

Utilize internal financial capabilities to achieve superior return: Strong underwriting must be complemented with conservative financial management, careful reserving and superior asset management in order to achieve the Company’s targeted returns.  The Company is committed to maintaining a strong and transparent balance sheet and achieving superior returns by focusing on three critical financial areas: investments, reserves and capital management.

Reinsurance Operations

General

          The Company provides specialized service and risk management solutions for its clients in over 120 countries around the world.  Offices are located in Bermuda, Hong Kong, Greenwich (Connecticut), Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich.  The Company’s reinsurance operations are carried out through three main subsidiaries, Partner Reinsurance Company in Bermuda (which also operates branches in Switzerland, Singapore, Hong Kong and Labuan), PartnerRe SA in Paris (which also operates a branch in Canada), and PartnerRe U.S. in Greenwich, Connecticut.  Through these subsidiaries, the Company provides reinsurance of non-life (or property-casualty) and life risks of ceding companies (or primary insurers) through treaties or on a facultative basis, on either a proportional or non-proportional basis.

          In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured.  The reinsurer pays the ceding company a commission which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit.

          Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention”.  Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount.  The total coverage purchased by the cedent is referred to as a “program” and is typically placed with predetermined reinsurers in pre-negotiated layers.  Any liability exceeding the upper limit of the program reverts to the ceding company.

          Facultative reinsurance (proportional or non-proportional) is the reinsurance of individual risks.  The reinsurer separately rates and underwrites each risk rather than assuming all or a portion of a class of risks as in the case of treaty reinsurance.

          The Company’s global multi-line reinsurance business is written across several different lines.  Following a realignment of its global operations effective January 1, 2002, the Company changed its reporting segments.  The Company monitors the performance of its underwriting operations in two segments: Non-life and Life.  The Non-life segment is further broken down into three sub-segments: U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty and Worldwide Specialty.  The life segment includes Life, Health and Annuity lines of business.

          The U.S. and Global (Non-U.S.) Property and Casualty sub-segments include property and casualty business as well as motor business.  These lines are generally written in local markets.  The U.S. Property and Casualty sub-segment is comprised of property, casualty and motor risks generally originating in the United States, written by PartnerRe U.S.  The Global (Non-U.S.) Property and Casualty sub-segment is comprised of property, casualty and motor business generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA.  The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks.

Following is a description of specific lines of business:

Property & Casualty

Property—Property business provides reinsurance coverage to insurers for property damage or business interruption losses resulting from fires, catastrophes and other perils covered in industrial and commercial property and homeowners’ policies and is written predominantly on a treaty proportional basis, and to a lesser degree on a non-proportional and facultative basis.  Property reinsurance contracts are generally “all risk” in nature.  The Company’s most significant exposure is typically to losses from windstorm and earthquake, although the Company is exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other potential disasters.  The Company’s predominant exposure under these property coverages is to property damage.  However, other risks, including business interruption and other non-property losses, may also be covered under a property reinsurance contract when arising from a covered peril.  In accordance with market practice, the Company’s property reinsurance treaties generally exclude certain risks such as war, nuclear, biological and chemical contamination, radiation and environmental pollution.

Casualty—The Company’s casualty business includes third party liability, employer’s liability, workers’ compensation and personal accident coverages written on both a proportional and non-proportional basis.

Motor—The Company’s motor business includes reinsurance coverages for third party liability and property damage risks arising from both passenger and commercial fleet automobile coverages written by cedents. This business is written predominately on a proportional basis.

Worldwide Specialty—This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities.  These lines of business include agriculture, marine, aviation/space, credit/surety and other lines.  Also included in this segment is the Company’s historically significant catastrophe business which is written primarily by Partner Reinsurance Company.

Agriculture—The Company reinsures, on a proportional and non-proportional basis, risks such as flood, drought, hail and disease related to crops, livestock and aquaculture.  In February 2000, the Company expanded its agricultural reinsurance service capabilities through the addition of a professional team from Agricultural Risk Management Ltd., a subsidiary of Aon Risk Services.  Through this initiative, the Company is responding to growing demand for specialist risk management in agriculture, forestry, horticulture, livestock and aquaculture and reinsurance services in agriculture.

Aviation/Space—The Company provides specialized reinsurance protection in airline, general aviation and space insurance business.  Its space business relates to coverages for satellite assembly, launch and operation for commercial space programs.

Catastrophe—The Company provides property catastrophe reinsurance protection against the accumulation of losses caused by windstorm, earthquake, flood or by any other natural hazard that is covered under a comprehensive property policy.  Through the use of underwriting tools based on proprietary computer models developed by the PartnerResearch team, the Company combines natural science with highly professional underwriting skills, in order to offer capacity at a price commensurate with the risk.

Credit/Surety—Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers and the surety line relates primarily to bonds and other forms of security written by specialized surety insurers.

Engineering/Energy—The Company provides reinsurance for engineering projects throughout the world on a proportional and non-proportional basis through treaty and facultative arrangements and provides coverage for the on-shore oil and gas industry, mining, power generation and pharmaceutical operations.

Marine— The Company provides reinsurance protection and technical services relating to marine hull, cargo, transit and offshore oil and gas operations and is written mainly on a proportional basis.

Special Risk— The Company provides specialized reinsurance protection for large casualty and property risks on a facultative basis. The Special Risks unit is comprised of a team of highly specialized and experienced underwriters who have the capability to understand, anticipate and provide cover for clients’ future risks, as well as large specialty risks such as heavy industrial property risks and nuclear and terror exposures. In addition to its technical expertise, the Company has the capacity required and the ability to create the appropriate risk management solutions to meet the special needs of its clients.

Life, Annuity and Health—Life treaties written provide reinsurance coverage with respect to individual and group life and health risks to primary life insurers and pension funds.  Annuity treaties provide reinsurance coverage to insurers who issue annuity contracts offering long-term retirement benefits to consumers who seek protection against outliving their financial resources.  This business is written on both a proportional and non-proportional basis, primarily through treaty arrangements.

          The Company’s business is produced both through brokers and through direct relationships with insurance companies.  In North America most business is written through intermediaries while in the rest of the world most business is written on a direct basis.

          During the year ended December 31, 2002, the Company had two broker relationships which accounted for 10% or more of its gross premiums written. Aon Group accounted for approximately $377 million, or 14% of total gross premiums written which represented 20% of the gross premiums written of the U.S. Property and Casualty segment, 13% of the gross premiums written of the Global (Non-U.S.) Property and Casualty segment, 13% of the gross premiums written of the Worldwide Specialty segment and 4% of the Life segment, respectively. Guy Carpenter, a member of the Marsh & McLennan Group accounted approximately $350 million, or 13% of total gross premiums written which represented 35% of the gross premiums written of the US Property and Casualty segment, 2% of the gross premiums written of the Global (Non-U.S.) Property and Casualty segment, 9% of the gross premiums written of the Worldwide Specialty segment and 2% of the Life segment, respectively.

          The Company’s business is geographically diversified with premiums being written in over 120 countries.  See Note 18 to the Consolidated Financial Statements in the 2002 Annual Report for additional disclosure of the geographic distribution of gross premiums.

Underwriting, Risk Management and Retrocession

     Underwriting

          The Company’s underwriting is conducted through specialized underwriting teams with the support of technical staff in disciplines such as actuarial, claims, legal, risk management and finance.

          The Company’s underwriters generally speak the local language and/or are native to their country or area of specialization.  They have developed close working relationships with their ceding company counterparts through regular visits, gathering detailed information about the cedent’s business and about local market conditions and practices.  As part of the underwriting process, the Company also focuses on the reputation and quality of the proposed cedent, the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business and the cedent’s market share, historical loss data for the cedent and, where available, historical loss data for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages, and to gauge the perceived financial strength of the cedent.  The Company trains its underwriters extensively and strives to maintain continuity of underwriters within specific geographic markets and areas of specialty.

     Underwriting Risk and Exposure Controls

          Because the Company underwrites volatile lines of business such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company.  The Company manages its exposure to catastrophic losses and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification by geographic area and by types and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance.

          The Company generally underwrites risks with specified limits per treaty program.  Like other reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as windstorm, flood or earthquake, or another catastrophe.  Any such catastrophic event could generate insured losses in one or many of the Company’s reinsurance treaties and facultative contracts in one or more lines of business.  The Company considers such event scenarios as part of its evaluation and monitoring of its aggregate exposures to catastrophic events including the property-catastrophe business.  The Company reinsures a portion of the risks it underwrites in an effort to control its exposure to losses and to mitigate the effect of any single major event or the frequency of medium-sized claims. See “Retrocessions”.

    Funds Held by Reinsured Companies

          The Company, in order to be competitive in certain markets, writes business on a funds held basis. As of December 31, 2002 and 2001, the Company recorded $726.7 million and $641.2 million, respectively of funds held assets on its balance sheets, representing 8% and 9%, respectively, of the Company’s total assets. Under such contractual arrangements, the reinsured retains the net funds that would have otherwise been remitted and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the reinsured with additional security that the Company will honour its obligations. The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured's failure to honour the value of the funds held balances for any other reason. However, the Company’s credit risk is mitigated by the fact that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due.

          Approximately $281.6 million of the funds held assets as of December 31, 2002 earns investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates as of December 31, 2002 ranged from 2.0% to 4.5%. Under these contractual arrangements, there are no specific assets linked to the funds held balances and the Company is exposed only to the credit risk of the reinsured.

          With respect to the remaining $445.1 million of the funds held assets as of December 31, 2002, the Company receives an investment return based upon either the results of a pool of assets held by the reinsured, (generally used as collateral for the funds held assets), or the investment return earned by the reinsured on its entire investment portfolio. The Company does not legally own nor directly control the investments underlying its funds held assets and, only has recourse to the receivable amount and not to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the reinsured; and in some circumstances, investment guidelines regarding the minimum quality of the underlying assets may be agreed upon between the reinsured and the Company as part of the reinsurance agreement or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

           The Company has four life reinsurance treaties, primarily annuity contracts, which account for approximately $405.4 million of the $445.1 million in funds held balances defined above. Of these, three annuity treaties, which account for approximately $396.5 million of the funds held balances, are structured such that the return on the funds held balances is tied to the performance of an underlying group of assets held by the reinsured (one such treaty is a retrocessional agreement), including fluctuations in the market value of the underlying assets. In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk, and to earn a net investment return on an underlying pool of assets, greater than is contractually due to the annuity holders. The investment return on the fourth life treaty, which accounts for approximately $8.5 million of the funds held balances, is linked to the overall investment return of the ceding company and is not supported by specific segregated assets. In these four treaties, the Company is exposed, to a limited extent, to the underlying financial market risk of the pool of assets inasmuch as the underlying policies may have guaranteed minimum returns. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated as the Company has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured.

           The Company also has three property and casualty treaties, representing approximately $39.7 million of the total $445.1 million funds held assets as of December 31, 2002 in which the investment performance of the net funds corresponds to the interest income on the assets held by the reinsured; however, the Company is not exposed to the underlying credit risk of these investments as they serve only as collateral for the Company’s receivable. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the fund.

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

          The Company remains liable to the extent the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases.  Reinsurance losses recoverable (from retrocessionaires) are reported after allowances for uncollectible amounts.  The Company holds collateral, including escrow funds, securities and letters of credit, as retrocedent under certain retrocessional agreements.  Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit agency ratings being important criteria.  Provisions are made for amounts considered potentially uncollectible.  At December 31, 2002, the Company had $216.7 million of reinsurance recoverable under such arrangements and had established an allowance for uncollectible reinsurance balances receivable and recoverable was $22.7 million, which represented less than 2% of the balances.

     Claims

          In addition to managing and settling reported claims and consulting with ceding companies on claims matters, the Company conducts periodic audits of specific claims and the overall claims procedures at the offices of ceding companies.  The Company attempts to evaluate the ceding company’s adjusting techniques and reserve adequacy and whether it follows proper claims processing procedures.  The Company also provides recommendations regarding procedures and processing to the ceding company.

          Within the claims department, there is a special unit which provides central supervision and management of long-tail liability claims, including those related to environmental and similar exposures.  See “Reserves—Asbestosis, Environmental and Other Exposures”.

Reserves

     General

          Loss reserves represent estimates of amounts an insurer or reinsurer ultimately expects to pay in the future on claims incurred at a given time based on facts and circumstances known at the time the loss reserves are established.  It is possible that the total future payments may exceed or be less than such estimates.  The estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, frequency and other variable factors such as inflation.  During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward.  Despite such adjustments, the ultimate future liability may exceed or be less than the revised estimates.

          Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer and the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer.

          As part of the reserving process, insurers and reinsurers review historical data and anticipate the impact of various factors such as legislative enactments and judicial decisions that may affect potential losses from casualty claims, changes in social and political attitudes that may increase exposure to losses, mortality and morbidity trends and trends in general economic conditions.  This process assumes that past experience, adjusted for the effects of current developments, is an appropriate basis for anticipating future events.

          The liability for unpaid losses and loss expenses for Non-life business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported.  Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience.  To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be actuarially determined based upon industry experience and Management’s judgment.  The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

          Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies supplemented by the Company’s best actuarial estimates of mortality, morbidity, persistency and investment income, with appropriate provision for adverse deviation.  Future policy benefit reserves for annuity and universal life products are carried at their accumulated values.  Liabilities for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported.  Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts range from 2.0% to 6.5%.  Actual experience for a particular period may vary from assumed experience and, consequently, may affect the Company’s operating results in future periods.

          Note 5 to the Consolidated Financial Statements in the 2002 Annual Report provides a reconciliation of beginning and end of year balances of unpaid losses and loss expenses for the Non-life business for the years ended December 31, 2002, 2001 and 2000.

     Changes in Reserves

          The following table shows the development of net reserves for unpaid losses and loss expenses (Non-life business only).  The table begins by showing the initial year-end net reserves (for years prior to 1997 the Company’s gross and net reserves were equal as no retrocessional protection was purchased).  The next portion of the table shows the re-estimated amount of the previously recorded reserves for each year based on experience as of the end of each succeeding year.  The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year.  A redundancy (or deficiency) arises when the re-estimation of reserves recorded at the end of each prior year is less (or greater) than its estimation at the preceding year-end.  The redundancies or (deficiencies) reflect cumulative differences between the original estimate and the currently re-estimated liabilities.  Annual changes in the estimates are reflected in the income statement for each year as the liabilities are revalued.  Reserves denominated in foreign currencies are restated at each year-end’s foreign exchange rates; and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy (deficiency).

          The next section of the table shows the cumulative amounts paid as of each successive year-end with respect to net reserves.

Development of Loss and Loss Expense Reserves
(in thousands of U.S. dollars)

	1994	1995	1996	1997(1)	1998(2)	1999	2000	2001	2002

Gross liability for unpaid losses and loss expenses	$36,051	$68,426	$59,866	$1,098,527	$2,649,380	$2,616,556	$2,386,032	$3,005,628	$3,658,416
Retroceded liability for unpaid losses and loss expenses	—	—	—	126,112	257,398	205,982	203,180	214,891	217,777

Net liability for unpaid losses and loss expenses	$36,051	$68,426	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639
Net liability re-estimated as of:
One year later	36,051	68,426	59,866	949,203	2,189,064	2,376,763	2,111,483	3,035,309
Two years later	36,051	68,426	18,632	869,741	2,010,885	2,205,861	2,302,284
Three years later	36,051	43,134	16,373	851,427	1,912,869	2,316,164
Four years later	27,199	41,102	15,395	809,959	1,948,521
Five years later	26,192	40,124	15,013	832,798
Six years later	26,164	39,742	15,112
Seven years later	26,034	39,809
Eight years later	26,100

Cumulative redundancy (deficiency) including foreign exchange	$9,951	$28,617	$44,754	$139,617	$443,461	$94,410	$(119,432)	$(244,572)
Less: (redundancy) deficiency due to foreign exchange	—	—	—	(59,118)	(134,587)	(68,773)	61,758	188,454

Cumulative redundancy (deficiency) excluding foreign exchange	$9,951	$28,617	$44,754	$80,499	$308,874	$25,637	$(57,674)	$(56,118)
Cumulative amount of net liability paid through:
One year later	14,390	29,112	8,623	231,454	537,682	778,382	615,276	923,165
Two years later	20,751	33,911	11,653	362,692	815,231	1,060,797	960,288
Three years later	22,175	36,635	13,515	410,342	988,069	1,260,298
Four years later	23,746	38,347	13,821	417,613	1,089,279
Five years later	25,136	38,653	13,943	450,723
Six years later	25,290	38,775	14,012
Seven years later	25,404	38,812
Eight years later	25,434

The following table provides a reconciliation of the Company's re-estimated gross year-end reserves with the net re-estimated year-end reserves provided above, inclusive of changes due to foreign exchange.

Reconciliation of gross reserve including foreign exchange:
Gross liability re-estimated as of December 31, 2002	$26,100	$39,809	$15,112	$949,579	$2,169,310	$2,517,884	$2,509,661	$3,260,306
Gross cumulative redundancy (deficiency)	9,951	28,617	44,754	148,948	480,070	98,672	(123,629)	(254,678)
Re-estimated retroceded liability	—	—	—	116,781	220,789	201,720	207,377	224,997

Net liability re-estimated as of December 31, 2002	$26,100	$39,809	$15,112	$832,798	$1,948,521	$2,316,164	$2,302,284	$3,035,309

(1)	Liability for unpaid losses and loss expenses includes, for the first time, PartnerRe SA, which the Company acquired in July 1997.

(2)	Liability for unpaid losses and loss expenses includes, for the first time, Winterthur Re, which the Company acquired in December 1998.

     Asbestosis, Environmental and Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2002 includes $106.8 million that represents an estimate of its net ultimate liability for asbestos and environmental claims (the gross liability for such claims was $124.3 million).  Most of the net amount relates to U.S. casualty exposures arising from business written prior to January 1, 1992 by certain companies which were at the time part of the AGF Group and are currently part of PartnerRe SA. PartnerRe SA ceased writing industrial casualty business covering risks in the United States in 1986.  Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims.  In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future.

          The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate.  The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues which would materially affect its loss and loss expense estimates.

          Management believes the Company may be exposed to Acquired Immune Deficiency Syndrome (“AIDS”) claims in its life portfolio.  Due to strict medical confidentiality laws, the exposure of the Company to AIDS losses cannot be readily determined.  However, retrocessional protection mitigates the Company’s exposure to losses on life reinsurance.  See “Retrocessions”.

          There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate.

Investments

          The Company has developed specific investment objectives and guidelines for the management of its investment portfolio.  These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income.  Beyond these fundamental objectives the Company also seeks to maximize the risk adjusted return on the portfolio subject to the limitation of accepting only prudent risk.  Despite the conservative focus of these objectives and guidelines, Company investments are subject to general market risk, as well as to risks inherent to particular securities.  During 2002, the Company brought a significant portion of its investment portfolio, including its fixed income portfolio, under in-house management.  Management of the Company’s equity portfolios currently remains outsourced to external managers who execute that portion of the investment strategy pursuant to the instructions and restrictions in the investment objectives and guidelines. See Item 13—“Certain Relationships and Related Transactions”.

          The Company’s investment strategy is otherwise unchanged from previous years.  The Company’s investment philosophy distinguishes between those assets that are matched against existing liabilities (“liability funds”) and those that represent shareholders’ equity (“capital funds”).  Liability funds are invested in investment grade fixed income securities and are generally matched in currency and duration to the estimated liabilities in a way that generally seeks to immunize liabilities against changes in the general level of interest rates or the relative valuation of currencies.  Shareholders’ equity funds are available for investment in a broadly diversified portfolio, which includes investments in common stock, longer duration fixed income and other asset classes that offer potentially higher returns.

          At December 31, 2002, 70% of the Company’s total investments were in U.S. dollar denominated instruments and 30% were in non-U.S. dollar denominated investments identified as liability funds (matched to corresponding liabilities or hedged to the U.S. dollar).  See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the Company’s currency management strategy.

          The Company’s investment strategy, including risk constraints and guidelines, is regularly reviewed by the Finance Committee of the Board of Directors.

Competition

          The Company competes with other reinsurers, some of which have greater financial, marketing and management resources than the Company, and it competes with new market entrants.  Competition in the types of reinsurance that the Company underwrites is based on many factors, including the perceived financial strength of the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including A.M. Best and Standard & Poor’s), speed of claims payment and reputation and experience in the line of reinsurance to be written.

          The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies.  Management believes that the Company’s major competitors are the larger European and U.S. international reinsurance companies as well as specialty reinsurers.  In addition, a number of new market entrants have deployed a significant amount of new capital in the insurance and reinsurance businesses in response to developments since September 11, 2001.

          Management believes the Company is well positioned in terms of client services and underwriting expertise.  Management believes its capitalization and strong financial ratios allow the Company to offer security to its clients.  Among professional reinsurance groups, management believes the Company ranks among the world’s ten largest professional reinsurers.

          The Company receives claims paying ability and financial strength ratings from various agencies as follows:

          Standard & Poor’s “AA”, Moody’s Investor Service “Aa3” and A.M. Best “A+”.  In addition, the Company’s Series A Preferred Shares, Trust Preferred Shares, and Series B Redeemable Preferred Shares have been rated “A-” by Standard & Poor’s.  Moody’s has rated the Company’s Series A Preferred Shares “Baa1” and Series B Redeemable Preferred Shares and the Trust Preferred Shares “A3”.

Employees

          The Company had approximately 785 employees at December 31, 2002.  The Company may increase its staff over time commensurate with the expansion of operations.  The Company believes that its relations with its employees are good.

Regulation

     Bermuda

          The Insurance Act 1978 (as amended) and Related Regulations: The Insurance Act of 1978 of Bermuda, amendments thereto and related regulations (the “Act”), which regulates the business of Partner Reinsurance Company, imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies.  Partner Reinsurance Company has branches in Switzerland, Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations.  In addition, the Singapore branch is subject to regulation by the Monetary Authority of Singapore and the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong.  Under the Act, Partner Reinsurance Company has been designated as a Class 4 (non-life and life) insurer, which is the designation for the largest companies, requiring capital and surplus in excess of $100 million.

          At December 31, 2002, Partner Reinsurance Company’s solvency and liquidity margins and statutory capital and surplus were well in excess of the minimum levels required by Bermuda regulations.

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

     France

          PartnerRe SA is subject to regulation, specified principally pursuant to the French Code des Assurances (the “French

Insurance Code”), and to the supervision of the Commission de Controle des Assurances (the “CCA”), an independent administrative authority.  Pursuant to the requirements of the French Insurance Code, French reinsurers must present and publish their accounts according to the same principles applicable to direct insurers, subject to specified adaptations relevant to reinsurers.  Information required to be provided includes quarterly reports showing (1) for the relevant 3-month period, as well as for each of the prior seven 3-month periods, (i) the number of reinsurance contracts executed, (ii) the aggregate amount of premiums received, (iii) the aggregate amount of business and administrative costs incurred, (iv) the aggregate net amount of revenues in connection with investments and cash, and (2) at the end of the relevant 3-month period, as well as at the end of the prior 3-month period, (i) the aggregate value of assets (per category of assets) supporting technical reserves and (ii) the aggregate value of other assets.  In addition, reinsurers must file each year with the CCA (1) their financial statements in the form to be approved by the shareholders’ at the annual shareholders’ meeting, (2) detailed information on the Company’s business and (3) various technical disclosure statements.  The CCA has authority to monitor and compel compliance by reinsurers with requirements regarding the nature, timing and content of published information and documents.

     European Union

          At the European Union (“EU”) level, European reinsurers, since 1964 (Directive 64-225 of February 25, 1964), have been granted the benefit of the “freedom to provide services” principle and the “rights of establishment” principle.  Under the first principle, an EU reinsurer may underwrite reinsurance business in any EU country from its home jurisdiction, without having to open a branch or subsidiary in such country provided local authorities are notified that such activities are occurring.  The notifications have been made by the relevant affiliates of the Company.  Under the second principle, a European reinsurer may open branches or organize subsidiaries in any EU country in accordance with such country’s domestic regulatory framework.

     United States

          PartnerRe U.S. Corporation and its subsidiaries PartnerRe U.S. and PartnerRe Insurance Company of New York (collectively the “PartnerRe U.S. Companies”) are subject to regulation under the insurance statutes and regulations of their domiciliary states, Delaware and New York, and all of those states where the PartnerRe U.S. Companies are licensed, accredited or approved to underwrite reinsurance.  Currently, the PartnerRe U.S. Companies are licensed, approved or accredited reinsurers in fifty states and the District of Columbia.  Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of holding companies to register and file with their state domiciliary regulatory authorities certain reports including the information concerning their capital structure, ownership, financial condition and general business operations.  State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes.  In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders of the PartnerRe U.S. companies.

          State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of certain inter-corporate transfers of assets as well as any material changes within the holding company structure.  The insurance laws of the states of domicile of the PartnerRe U.S. companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the particular state’s chief insurance regulator.  Any purchaser of 10% or more of the outstanding voting securities of PartnerRe SA (the parent company of PartnerRe U.S. Corporation) could become subject to such regulations and would be required to file certain notices and reports with the Superintendents of Insurance of New York and Delaware prior to such acquisition.

          A committee of state insurance regulators developed the National Association of Insurance Commissioner’s Insurance Regulatory Information System (“IRIS”) primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance or reinsurance companies operating in their respective states.  IRIS identifies eleven industry ratios and specifies “usual values” for each ratio.  Generally, a company will become subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company’s underwriting capacity.  No such action has been taken with respect to the PartnerRe U.S. companies.

          The Risk-Based Capital (“RBC”) for Insurers Model Act (the “Model RBC Act”), as it applies to property and casualty insurers and reinsurers, was adopted by the U.S. National Association of Insurance Commissioners on December 5, 1993.  The Model RBC Act or similar legislation has been adopted by the majority of states.  The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities.  The Model RBC Act provides for four different levels of regulatory actions with respect to annual statements, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding “level” of risk-based capital.  The “Company Action Level” is triggered if an insurer’s Total Adjusted Capital is less than 200% of its “Authorized Control Level RBC” (as defined in the Model RBC Act).  At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position.  The “Regulatory Action Level” is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC.  At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed.  The “Authorized Control Level” is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer.  The “Mandatory Control Level” is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority is required to take regulatory control of the insurer.  Regulatory control may lead to rehabilitation or liquidation of an insurer.  At December 31, 2002, the Total Adjusted Capital of the PartnerRe U.S. companies exceeded applicable RBC levels.

     Canada

          PartnerRe SA is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act applicable to Foreign Property and Casualty (P&C) Companies and to Foreign Life Companies.  The Office of the Superintendent of Financial Institutions supervises the application of that Act.  The Company’s Canadian branches are authorized to insure, in Canada, risks limited to the business of reinsurance and are licensed in Quebec and Ontario.  The Company shall maintain, in accordance with the regulations, assets vested in trust in a Canadian financial institution approved by the Superintendent.  Statutory information required by federal and provincial insurance regulators for both P&C and Life business includes (1) a yearly business plan, (2) mid-year and year-end returns including general information, financial statements, statutory compliance schedules and various investment, technical and other information, (3) an auditor’s report, and (4) an opinion of an approved actuary.

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

     Bermuda

          The Company, Partner Reinsurance Company and PartnerRe Services have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company, Partner Reinsurance Company or PartnerRe Services or to any of their operations or the shares, debentures or other obligations of the Company, Partner Reinsurance Company or PartnerRe Services until 2016.  These assurances are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company, Partner Reinsurance Company and PartnerRe Services are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to the property leased to Partner Reinsurance Company.

     United States

          The PartnerRe U.S. Companies transact business in and are subject to taxation in the United States.  The Company believes that it and its subsidiaries, other than the PartnerRe U.S. companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States.  On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below).  However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not contend successfully that the Company, Partner Reinsurance Company, PartnerRe Services or PartnerRe SA is engaged in a trade or business in the United States.  The maximum federal tax rate currently is 35% for a corporation’s income which is effectively connected with being engaged in a trade or business in the United States.  In addition, the U.S. branch profits tax of 30% is imposed each year on a corporation’s earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net business connected with a U.S. trade or business.

          Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payor, on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code (such as dividends and interest on certain investments).

          The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States.  The rate of tax applicable to reinsurance premiums paid to Partner Reinsurance Company is 1% of gross premiums.

          Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While there is no currently pending legislative proposal which, if enacted, would have a material adverse effect on the Company or its subsidiaries, it is possible that broader-based legislative proposals could emerge in the future that would have an adverse impact.

     France

          The Company’s French subsidiaries, SAFR Holdings and PartnerRe SA, carry on business in, and are subject to taxation in, France.  The current statutory rate of tax on corporate profits in France is 35.43%.  Payments of dividends by SAFR Holdings to the Company will be subject to withholding taxes.

     Switzerland

          Partner Reinsurance Company operates a branch in Switzerland which is subject to Swiss taxation, mainly on profits and capital.  To the extent that net profits are generated they are taxed at a rate of approximately 25%.  The branch did not generate any taxable profits in 2002.  The Company anticipates that taxable losses generated by the Swiss branch will not be fully utilized within the seven-year tax loss carry-forward period and has therefore set up a valuation allowance.  The branch pays capital taxes at a rate of approximately 0.4% on its imputed branch capital calculated according to the procured taxation ruling.  The activities of the former PartnerRe Services branch in Switzerland were integrated in the Swiss branch of Partner Reinsurance Company effective January 1, 2000.

Where You Can Find More Information

          The Company’s annual report on Form 10-K, quarterly report on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investor information pages of its website, located at www.partnerre.com.

ITEM 2.	PROPERTIES

          The Company leases office space in Bermuda where the Company’s principal executive offices are located.  Additionally, the Company leases office space in various locations, including Paris, Greenwich (Connecticut), Toronto, Zurich, Santiago, Tokyo, Seoul, Singapore and Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

          The Company’s reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involve, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity.  While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations against the Company and/or its subsidiaries that management believes are without merit.

          As of December 31, 2002 the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. Whilst none of this is expected by management to have a significant adverse effect on the Company’s results of operation, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information with respect to the market for the Company’s common shares and related shareholder matters is contained under the caption “Shareholder Information” and in Note 14 and Note 19 to the Consolidated Financial Statements in the 2002 Annual Report and is incorporated by reference to pages 56 through 57, 64 and 68, respectively, of Exhibit 13.1 filed with this Form 10-K; and under the caption “Equity Compensation Plan” in the Proxy Statement and is incorporated by reference to this item.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

          The information with respect to selected consolidated financial data regarding the Company is contained under the caption “Selected Consolidated Financial Data” in the 2002 Annual Report and is incorporated by reference to page 1 of Exhibit 13.1 filed with this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information with respect to management’s discussion and analysis of financial condition and results of operations, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2002 Annual Report and is incorporated by reference to pages 2 through 26 of Exhibit 13.1 filed with this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information with respect to quantitative and qualitative disclosures about market risk is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the 2002 Annual Report and is incorporated by reference to pages 26 through 29 of Exhibit 13.1 filed with this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company’s consolidated financial statements are contained in the 2002 Annual Report and are incorporated by reference to pages 30 through 67 of Exhibit 13.1 filed with this Form 10-K.  Reference is made to Item 15(a) of this report for the Schedules to the Company’s consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The information with respect to directors and officers of the Company is contained under the captions “Directors and Executive Officers of the Company”, “Election of Directors” and “Nominees” in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 11.	EXECUTIVE COMPENSATION

          The information with respect to executive compensation is contained under the caption “Executive Compensation” in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information with respect to security ownership of certain beneficial owners and management and the equity compensation plan disclosure is contained under the captions “Security Ownership of Certain Beneficial Owners, Management and Directors” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference in response to these items.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 14.	CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably designed to be effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

          There have been no significant changes in the Company’s internal controls or to the best of the Company’s knowledge in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Exhibits
1.	Financial Statements

The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2002 Annual Report to shareholders as described under Item 8 of this Report.

-Report of Independent Accountants
-Consolidated Balance Sheets at December 31, 2002 and 2001
-Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
-Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
-Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
-Notes to Consolidated Financial Statements.

2.	The schedules to financial statements listed in the accompanying Index to Schedules to Consolidated Financial Statements are filed as part of this report.
2.1	Asset Purchase Agreement, dated October 3, 1998 between ‘‘Winterthur’’ Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.2	Reinsurance Agreement, dated October 3, 1998 between ‘‘Winterthur’’ Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation. ‡
2.4

Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S. ††

3.1	Amended Memorandum of Association. ^
3.2	Amended and Restated Bye-laws. ^
4.1	Specimen Common Share Certificate. **
4.2	Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares. ^^
4.3	Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares. ^^
4.4	Specimen of Unit Certificate for the PEPS Units Company. ‡‡‡
4.5	Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust I. ‡‡‡
4.6	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares. ‡‡‡
4.7	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I. /
10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August, 1993. *
10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993. *
10.3	Investment Management Agreement between Partner Reinsurance Company and Swiss Re Investors, dated as of December 1, 1995, and amended as of June 1, 2000. ///
10.4	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997. ‡‡
10.5	Amended PartnerRe Ltd. 1993 Non-Employee Directors Stock Plan, dated as of May 19, 2000. †††
10.6	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998. †
10.7	Employment Agreement between PartnerRe UK Holdings Limited and Graham J. Dimmock, effective April 6, 1999. †
10.8	Directors’ Deferred Compensation Plan. **
10.9	Amended Employee Incentive Plan, dated as of May 19, 2000. †††
10.10

Underwriting Services and Cooperation Agreement, between Swiss Reinsurance Company, PartnerRe Ltd., Partner Reinsurance Company Ltd. and PartnerRe Services Ltd., dated as of January 1, 1997 and amended as of August 11, 1998. ‡‡

10.11	Standstill Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of July 10, 1997. ^^^

10.12	Registration Rights Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of July 10, 1997. ^^^
10.13	Loan agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998. ‡‡
10.14	Investment Management Agreement between SAFR PartnerRe and Swiss Re Investors, dated as of May 17, 1999. #
10.15	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation. †
10.16	Employment Agreement between PartnerRe Ltd. and Albert A. Benchimol, dated as of March 1, 2000. ††
10.17	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000. †††
10.18	Amendment to Employment Agreement between PartnerRe Ltd. and Graham J. Dimmock, dated as of July 5, 2000. †††
10.19	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000. †††
10.20	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000 as amended dated February 27, 2001. ///
10.21	Consulting Agreement between PartnerRe Ltd. and Herbert N. Haag, dated October 17, 2000. ///
10.22	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000. †††
10.23	Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.***
10.24	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002. //
10.25	Form of Remarketing Agreement relating to the PEPS Units between the Company and Morgan Stanley and Co. Incorporated. ##
10.26	Form of Pledge Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.27	Form of Purchase Contract Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.28	Amended and Restated Employee Share Purchase Plan effective June 1, 2002 +
10.29	364-Day Credit Agreement, dated June 19, 2002 between PartnerRe Ltd., various designated subsidiary borrowers, various lending institutions and JP Morgan Chase Bank as Administrative Agent. +
10.30	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich ++
10.31	Swiss Share Purchase Plan effective June 3, 2002.
11.1	Statement Regarding Computation of Net Income Per Common Share.
13.1	Annual Report to Shareholders of the Company for the year ended December 31, 2002.
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche.

(b)	Reports on Form 8-K.

Current Report on Form 8-K Filed on March 25, 2002 under Item 5

Current Report on Form 8-K Filed on August 12, 2002 under Item 5

Current Report on Form 8-K Filed on November 4, 2002 under Item 5

*	Incorporated by reference to the Registration Statement on Form F-1 of the Company, as filed with the Securities and Exchange Commission on August 27, 1993 (Registration No. 33-68042).
**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on November 9, 2001.
^	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
^^	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.
^^^	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998.
‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on October 28, 1998.
‡‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.
‡‡‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 28, 2001.
#	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 16, 1999.

##	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 13, 2001.
†	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on May 15, 2000.
†††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2000.
/	Incorporated by reference to the Registration Statement on Form S-3 of the Company, as filed with the Securities and Exchange Commission on October 26, 2001.
//	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 25, 2002.
///	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001.
+	Incorporated by reference to the Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2002.
++	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 4, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL

Name:	Albert A. Benchimol
Title:	Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PATRICK A. THIELE	President and Chief Executive Officer and Director	March 26, 2003

Patrick A. Thiele

/s/ ALBERT A. BENCHIMOL	Chief Financial Officer (Principal Accounting Officer)	March 26, 2003

Albert A. Benchimol

/s/ JOHN A. ROLLWAGEN	Chairman of the Board of Directors	March 26, 2003

John A. Rollwagen

/s/ ROBERT M. BAYLIS	Director	March 26, 2003

Robert M. Baylis

/s/ JAN H. HOLSBOER	Director	March 26, 2003

Jan H. Holsboer

/s/ WALTER B. KIELHOLZ	Director	March 26, 2003

Walter B. Kielholz

/s/ JEAN-PAUL MONTUPET	Director	March 26, 2003

Jean-Paul Montupet

/s/ RÉMY SAUTTER	Director	March 26, 2003

Rémy Sautter

/s/ LUCIO STANCA	Director	March 26, 2003

Lucio Stanca

/s/ JURGEN ZECH	Director	March 26, 2003

Jurgen Zech

CERTIFICATIONS

I, Patrick Thiele, certify that:

1.	I have reviewed this annual report on Form 10-K of PartnerRe Ltd.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

Name:	/s/ PATRICK A. THIELE

Title:	President & Chief Executive Officer

CERTIFICATIONS (Continued)

I, Albert Benchimol, certify that:

1.	I have reviewed this annual report on Form 10-K of PartnerRe Ltd.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

Name:	/s/ ALBERT A. BENCHIMOL

Title:	Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

          We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 10, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for goodwill and indefinite-lived intangible assets and derivative instruments and hedging activities); such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of PartnerRe Ltd., listed in the Index at Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Hamilton, Bermuda
February 10, 2003

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments
Other Than Investments in Related Parties
as of December 31, 2002

(Expressed in thousands of U.S. dollars)

Type of investment	Cost(1)	Market Value		Amount at which shown in the balance sheet

Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$895,798		$924,929	$924,929
States, municipalities and political subdivisions	37,298		40,265	40,265
Foreign governments	928,840		947,932	947,932
Public utilities	11,063		11,302	11,302
Convertibles and bonds with warrants attached	57,980		60,203	60,203
All other corporate bonds	2,125,383		2,221,166	2,221,166

Total fixed maturities	4,056,362		4,205,797	4,205,797

Equity Securities:
Common stocks:
Bank, trust and insurance companies	257,021		240,672	240,672
Industrial, miscellaneous and all other	236,430		232,177	232,177
Public Utilities	442		314	314
Non-redeemable preferred stocks	15,018		15,081	15,081

Total equity securities	508,911		488,244	488,244

Real estate	630		xxxxxxx	630
Other long-term investments	3,000		xxxxxxx	3,000
Short-term investments	3,787		3,801	3,801

Total investments	$4,572,690	$	xxxxxxx	$4,701,472

(1)

Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.  Real estate is at amortized cost.

The above table includes the Company's trading securities as well as its real estate and other long-term investments and excludes its cash holdings.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only
as of December 31, 2002 and 2001

(Expressed in thousands of U.S. dollars except share data)

	December 31, 2002	December 31, 2001

Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$56,270	$6,987
Investments in subsidiaries	1,922,759	1,453,550
Intercompany balances receivable	300,805	490,836
Other assets	76	1,202

Total Assets	$2,279,910	$1,952,575

Liabilities
Accounts payable and accrued expenses	$2,728	$4,466

Total Liabilities	2,728	4,466

Mandatorily Redeemable Preferred Securities	$200,000	$200,000

Shareholders’ Equity
Common shares (par value $1.00 per share; shares issued and outstanding : 2002, 52,375,938; 2001, 50,164,211)	52,376	50,164
Preferred shares (par value $1.00 per share; shares issued and outstanding :2002 and 2001, 10,000,000; aggregate liquidation preference $250,000,000)	10,000	10,000
Other shareholders’ equity	2,014,806	1,687,945

Total Shareholders’ Equity	2,077,182	1,748,109

Total Liabilities, Mandatorily Redeemable Preferred Securities and Shareholders’ Equity	$2,279,910	$1,952,575

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Income—Parent Company Only
Years ended December 31, 2002, 2001 and 2000

(Expressed in thousands of U.S. dollars)

	December 31, 2002	December 31, 2001	December 31, 2000

Revenues
Equity in net income (loss) of subsidiaries	$137,404	$(130,097)	$121,958
Interest on intercompany balances	20,734	20,621	22,370
Net realized investment gains (losses)	59,449	(20,153)	—
Net investment income	189	340	137

	217,776	(129,289)	144,465

Expenses
General and administrative expenses	16,254	3,055	2,158

Net Income (Loss) before distributions related to Mandatorily Redeemable
Preferred Securities	201,522	(132,344)	142,307
Distributions related to Mandatorily Redeemable Preferred Securities	11,220	1,247	—

Net Income (Loss) Before Cumulative Effect of Adopting New Accounting Standard	190,302	(133,591)	142,307
Cumulative effect of adopting new accounting standard, net of tax	—	(26,891)	—

Net Income (Loss)	$190,302	$(160,482)	$142,307

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only
Years ended December 31, 2002, 2001 and 2000

(Expressed in thousands of U.S. dollars)

	December 31, 2002	December 31, 2001	December 31, 2000

Cash Flows from Operating Activities
Net income (loss)	$190,302	$(160,482)	$142,307
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Equity in net (income) loss of subsidiaries	(137,404)	130,097	(121,958)
Effect of adopting new accounting standard	—	26,891	—
Net realized investment (gains) losses	(59,449)	20,153	—
Other changes in assets and liabilities	(1,441)	(534)	3,868

Net cash (used in) provided by operating activities	$(7,992)	$16,125	$24,217

Cash Flows from Investing Activities
Advances from and to subsidiaries	$41,434	$(122,144)	$(7,335)
Investment in subsidiaries	—	(46,751)	—
Realized loss on forward exchange contracts	—	—	(17,096)
Other	—	29	(1,087)

Net cash provided by (used in) investing activities	$41,434	$(168,866)	$(25,518)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	$(78,418)	$(75,150)	$(71,223)
Repurchase of common shares and warrants	(289,620)	(1,758)	(4,313)
Adjustment on purchase contract for common shares	(4,864)	—	—
Issue of common shares	388,732	3,345	17,323
Issue of Mandatorily Redeemable Preferred Securities	—	193,313	—
Dividends received from subsidiaries	—	20,000	80,000

Net cash provided by financing activities	$15,830	$139,750	$21,787

Effect of exchange rate changes on cash	$11	$(1,697)	$—
Increase (decrease) in cash and cash equivalents	$49,283	$(14,688)	$20,486
Cash and cash equivalents — beginning of year	6,987	21,675	1,189

Cash and cash equivalents — end of year	$56,270	$6,987	$21,675

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information
For the years ended December 31, 2002, 2001 and 2000

(Expressed in thousands of U.S. dollars)

	DAC	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Invest--ment Income	Losses Incurred	Amortization of DAC	Other Operating Expenses	Premium Written

2002
U.S. P&C	$52,207	$855,266	$212,948	—	$600,007	N/A	$445,915	$161,080	$33,781	$648,957
Global (Non-U.S.) P&C	58,459	1,454,726	207,354	—	560,175	N/A	438,681	140,543	34,103	599,799
Worldwide Specialty	88,642	1,348,424	439,603	—	1,095,260	N/A	678,382	193,794	80,895	1,232,023
Life	105,565		10,020	$815,978	170,294	$34,457	152,784	60,668	12,927	N/A

Total	$304,873	$3,658,416	$869,925	$815,978	$2,425,736	$34,457	$1,715,762	$556,085	$161,706	$2,480,779

2001
U.S. P&C	$47,863	$668,181	$163,763	—	$345,694	N/A	$443,502	$85,774	$22,092	$411,039
Global (Non-U.S.) P&C	49,567	1,238,317	149,360	—	514,151	N/A	440,412	128,169	26,894	545,165
Worldwide Specialty	64,357	1,099,130	280,060	—	641,873	N/A	623,221	127,103	58,109	736,921
Life	112,365		4,346	$693,250	131,790	$26,496	124,695	27,101	10,495	N/A

Total	$274,152	$3,005,628	$597,529	$693,250	$1,633,508	$26,496	$1,631,830	$368,147	$117,590	$1,693,125

2000
U.S. P&C	$33,843	$429,704	$119,668	—	$268,736	N/A	$218,915	$62,410	$21,098	$291,592
Global (Non-U.S.) P&C	37,424	1,160,661	116,545	—	426,801	N/A	302,735	119,158	33,506	439,810
Worldwide Specialty	40,672	795,667	182,916	—	445,988	N/A	280,157	96,041	35,012	476,305
Life	134,042		5,358	$673,096	172,847	$68,000	173,892	41,825	13,569	N/A

Total	$245,981	$2,386,032	$424,487	$673,096	$1,314,372	$68,000	$975,699	$319,434	$103,185	$1,207,707

SCHEDULE IV

PartnerRe Ltd.

Reinsurance
For the years ended December 31, 2002, 2001 and 2000

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to Other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

2002
Life reinsurance in force	—	$2,162,199	$20,275,486	$18,113,287	112%
Premiums earned
Life	—	7,366	162,230	154,864	105%
Accident and health	—	584	16,014	15,430	104%
Property casualty	—	48,007	2,303,449	2,255,442	102%

Total premiums	—	$55,957	$2,481,693	$2,425,736	102%

2001
Life reinsurance in force	—	$923,385	$14,844,358	$13,920,973	107%
Premiums earned
Life	—	6,942	131,727	124,785	106%
Accident and health	—	—	7,007	7,007	100%
Property casualty	—	45,713	1,547,429	1,501,716	103%

Total premiums	—	$52,655	$1,686,163	$1,633,508	103%

2000
Life reinsurance in force	—	$1,715,281	$12,477,495	$10,762,214	116%
Premiums earned
Life	—	13,421	179,135	165,714	108%
Accident and health	—	—	7,129	7,129	100%
Property casualty	—	50,347	1,191,876	1,141,529	104%

Total premiums	—	$63,768	$1,378,140	$1,314,372	105%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information
Concerning Property-Casualty Insurance Operations
For the years ended December 31, 2002, 2001 and 2000

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Net Premiums earned	Losses and loss expenses incurred	Amortiza- tion of deferred policy acquisition costs	Paid losses and loss expenses	Net premiums written

Consolidated subsidiaries
2002	$199,307	$3,658,416	$859,905	$2,255,442	$1,562,978	$495,417	$1,124,834	$2,480,779
2001	161,787	3,005,628	597,138	1,501,716	1,507,135	341,096	824,749	1,693,125
2000	116,780	2,386,032	418,627	1,141,526	801,804	277,714	924,815	1,207,707

EXHIBIT INDEX

Exhibit No.	Description	Page No.

1.	Financial Statements

The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2002 Annual Report to shareholders as described under Item 8 of this Report.

•Report of Independent Accountants
•Consolidated Balance Sheets at December 31, 2002 and 2001
•Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
•Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
•Notes to Consolidated Financial Statements.

2.	The schedules to financial statements listed in the accompanying Index to Schedules to Consolidated Financial Statements are filed as part of this report.
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation. ‡
2.4

Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S. and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Life Insurance Company of the U.S. ††

3.1	Amended Memorandum of Association. ^
3.2	Amended and Restated Bye-laws. ^
4.1	Specimen Common Share Certificate. **
4.2	Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares. ^^
4.3	Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares. ^^
4.4	Specimen of Unit Certificate for the PEPS Units Company. ‡‡‡
4.5	Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust I. ‡‡‡
4.6	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares. ‡‡‡
4.7	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I. /
4.8	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I. /
10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August, 1993. *
10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993. *
10.3	Investment Management Agreement between Partner Reinsurance Company and Swiss Re Investors, dated as of December 1, 1995, and amended as of June 1, 2000. ///
10.4	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997. ‡‡
10.5	Amended PartnerRe Ltd. 1993 Non-Employee Directors Stock Plan, dated as of May 19, 2000. †††
10.6	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998. †
10.7	Employment Agreement between PartnerRe UK Holdings Limited and Graham J. Dimmock, effective April 6, 1999. †
10.8	Directors’ Deferred Compensation Plan. **
10.9	Amended Employee Incentive Plan, dated as of May 19, 2000. †††
10.10

Underwriting Services and Cooperation Agreement, between Swiss Reinsurance Company, PartnerRe Ltd., Partner Reinsurance Company Ltd. and PartnerRe Services Ltd., dated as of January 1, 1997 and amended as of August 11, 1998. ‡‡

10.11	Standstill Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of July 10, 1997. ^^^
10.12	Registration Rights Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of July 10, 1997. ^^^
10.13	Loan agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998. ‡‡
10.14	Investment Management Agreement between SAFR PartnerRe and Swiss Re Investors, dated as of May 17, 1999. #
10.15	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation. †
10.16	Employment Agreement between PartnerRe Ltd. and Albert A. Benchimol, dated as of March 1, 2000. ††
10.17	Amendement to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000. †††
10.18	Amendment to Employment Agreement between PartnerRe Ltd. and Graham J. Dimmock, dated as of July 5, 2000. †††
10.19	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000. †††
10.20	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001. ///
10.21	Consulting Agreement between PartnerRe Ltd. and Herbert N. Haag, dated October 17, 2000. ///
10.22	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000. †††
10.23	Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.***
10.24	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective February 26, 2002. //
10.25	Form of Remarketing Agreement relating to the PEPS Units between the Company and Morgan Stanley and Co. Incorporated. ##
10.26	Form of Pledge Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.27	Form of Purchase Contract Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.28	Amended and Restated Employee Share Purchase Plan effective June 1, 2002+
10.29	364-Day Credit Agreement, dated June 19, 2002 between PartnerRe Ltd., various designated subsidiary borrowers, various lending institutions and JP Morgan Chase Bank as Administrative Agent. +
10.30	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich ++
10.31	Swiss Share Purchase Plan effective June 3, 2002.
11.1	Statement Regarding Computation of Net Income Per Common Share.
13.1	Annual Report to Shareholders of the Company for the year ended December 31, 2002.
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche.

*	Incorporated by reference to the Registration Statement on Form F-1 of the Company, as filed with the Securities and Exchange Commission on August 27, 1993 (Registration No. 33-68042).
**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on November 9, 2001.
^	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
^^	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.
^^^	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998.
‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on October 28, 1998.

‡‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.
‡‡‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 28, 2001.
#	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 16, 1999.
##	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 13, 2001.
†	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on May 15, 2000.
†††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2000.
/	Incorporated by reference to the Registration Statement on Form S-3 of the Company, as filed with the Securities and Exchange Commission on October 26, 2001.
//	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 25, 2002.
///	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001.
+	Incorporated by reference to the Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2002.
++	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 4, 2002.