Form 10-Q
period 2003-03-31
PARTNERRE LTD
filed 2003-05-15
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2003

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of May 8, 2003 was 53,454,954

PartnerRe Ltd.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2003 and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s change in method of accounting for goodwill and derivative instruments and hedging activities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche

Hamilton, Bermuda

May 5, 2003

(May 13, 2003 as to Note 2)

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2003, $4,208,828; 2002, $3,998,382)	$4,331,177	$4,145,594
Short-term investments, available for sale, at fair value (amortized cost: 2003, $15,271; 2002, $3,787)	15,483	3,801
Equities, available for sale, at fair value (cost: 2003, $502,857; 2002, $493,893)	470,772	473,163
Trading securities, at fair value (cost: 2003, $71,823; 2002, $72,998)	74,301	75,284
Cash and cash equivalents, at fair value, which approximates amortized cost	1,084,888	710,640
Other invested assets	4,121	3,630

Total investments and cash	5,980,742	5,412,112
Accrued investment income	82,285	66,980
Reinsurance balances receivable	1,440,641	994,502
Reinsurance recoverable on paid and unpaid losses	221,504	216,681
Funds held by reinsured companies	745,504	726,722
Deferred acquisition costs	358,253	304,873
Deposit assets	453,672	359,606
Taxes recoverable	105,031	100,002
Goodwill	429,519	429,519
Other	133,541	126,977

Total Assets	$9,950,692	$8,737,974

Liabilities
Unpaid losses and loss expenses	$3,846,402	$3,658,416
Policy benefits for life and annuity contracts	869,112	815,978
Unearned premiums	1,327,349	869,925
Funds held under reinsurance treaties	32,866	32,359
Deposit liabilities	462,776	356,091
Long-term debt	220,000	220,000
Net payable for securities purchased	500,286	190,110
Accounts payable, accrued expenses and other	131,873	117,913

Total Liabilities	7,390,664	6,260,792

Trust Preferred and Mandatorily Redeemable Preferred Securities	400,000	400,000

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2003, 52,410,728; 2002, 52,375,938)	52,411	52,376
Preferred shares (par value $1.00, issued and outstanding: 2003, 10,000,000; 2002, 10,000,000; aggregate liquidation preference, $250,000,000)	10,000	10,000
Additional paid-in capital	977,989	977,714
Deferred compensation	(227)	(261)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	87,441	119,605
Currency translation adjustment	(20,588)	(30,820)
Retained earnings	1,053,002	948,568

Total Shareholders’ Equity	2,160,028	2,077,182

Total Liabilities, Trust Preferred and Mandatorily Redeemable Preferred Securities and Shareholders’ Equity	$9,950,692	$8,737,974

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except per share data)

(Unaudited)

	For the three months ended March 31, 2003	For the three months ended March 31, 2002
Revenues
Gross premiums written	$1,261,590	$846,852

Net premiums written	$1,234,747	$824,473
Increase in unearned premiums	(428,510)	(344,999)

Net premiums earned	806,237	479,474
Net investment income	61,679	58,704
Net realized investment gains (losses)	40,952	(7,881)
Other income	2,491	675

Total Revenues	911,359	530,972

Expenses
Losses and loss expenses including life policy benefits	555,997	311,854
Acquisition costs	169,722	104,047
Other operating expenses	52,000	36,936
Interest expense	3,196	3,196
Net foreign exchange (gains) losses	(3,080)	3,603

Total Expenses	777,835	459,636

Income before distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities and taxes	133,524	71,336
Distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities	6,815	6,815
Income tax expense	2,077	1,266

Net income	$124,632	$63,255

Preferred dividends	$5,000	$5,000

Net income available to common shareholders	$119,632	$58,255

Calculation of comprehensive income, net of tax:
Net income as reported	$124,632	$63,255
Net unrealized losses on investments	(32,164)	(28,666)
Change in currency translation adjustment	10,232	(2,695)

Comprehensive income	$102,700	$31,894

Per share data:
Earnings per common share:
Basic net income	$2.28	$1.16
Weighted average number of common shares outstanding	52,403.2	50,202.6

Diluted net income	$2.23	$1.13
Weighted average number of common and common equivalent shares outstanding	53,738.6	51,687.5
Dividends declared per common share	$0.29	$0.28

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Common Shares	Preferred Shares	Additional Paid-In Capital	Deferred Compen- sation	Net Unrealized Gains (Losses) on Investments, Net of tax	Currency Translation Adjustment	Retained Earnings	Total Share- holders’ Equity
Balance at December 31, 2002	$52,376	$10,000	$977,714	$(261)	$119,605	$(30,820)	$948,568	$2,077,182
Issue of common shares	35	—	1,470	—	—	—	—	1,505
Adjustment on purchase contracts for common shares	—	—	(1,195)	—	—	—	—	(1,195)
Amortization of deferred compensation	—	—	—	34	—	—	—	34
Net unrealized losses for period	—	—	—	—	(32,164)	—	—	(32,164)
Currency translation adjustment	—	—	—	—	—	10,232	—	10,232
Net income	—	—	—	—	—	—	124,632	124,632
Dividends on common shares	—	—	—	—	—	—	(15,198)	(15,198)
Dividends on preferred shares	—	—	—	—	—	—	(5,000)	(5,000)

Balance at March 31, 2003	$52,411	$10,000	$977,989	$(227)	$87,441	$(20,588)	$1,053,002	$2,160,028

Balance at December 31, 2001	$50,164	$10,000	$885,678	$(397)	$24,023	$(58,043)	$836,684	$1,748,109
Issue of common shares	77	—	2,285	—	—	—	—	2,362
Adjustment on purchase contracts for common shares	—	—	(1,011)	—	—	—	—	(1,011)
Amortization of deferred compensation	—	—	—	34	—	—	—	34
Net unrealized losses for period	—	—	—	—	(28,666)	—	—	(28,666)
Currency translation adjustment	—	—	—	—	—	(2,695)	—	(2,695)
Net income	—	—	—	—	—	—	63,255	63,255
Dividends on common shares	—	—	—	—	—	—	(14,049)	(14,049)
Dividends on preferred shares	—	—	—	—	—	—	(5,000)	(5,000)

Balance at March 31, 2002	$50,241	$10,000	$886,952	$(363)	$(4,643)	$(60,738)	$880,890	$1,762,339

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31, 2003	For the three months ended March 31, 2002
Cash Flows From Operating Activities
Net income	$124,632	$63,255
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	1,806	(365)
Net realized investment (gains) losses	(40,952)	7,881
Changes in:
Unearned premiums	428,510	345,000
Reinsurance balances receivable	(429,676)	(286,310)
Unpaid losses and loss expenses including life policy benefits	197,236	72,913
Taxes recoverable	1,397	1,325
Other changes in assets and liabilities	(47,162)	(27,968)
Other items, net	(1,511)	641

Net cash provided by operating activities	234,280	176,372

Cash Flows From Investing Activities
Sales of fixed maturities	2,542,035	624,701
Redemptions of fixed maturities	77,767	62,316
Purchases of fixed maturities	(2,425,508)	(857,366)
Net purchases of short term investments	(11,641)	(713)
Sales of equities	25,308	33,742
Purchases of equities	(41,953)	(119,370)
Other	(6,239)	(9,503)

Net cash provided by (used in) investing activities	159,769	(266,193)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(20,198)	(19,049)
Issue of common shares	1,505	2,362
Adjustment on purchase contract for common shares	(1,195)	(1,011)

Net cash used in financing activities	(19,888)	(17,698)

Effect of exchange rate changes on cash	87	(858)
Increase (decrease) in cash and cash equivalents	374,248	(108,377)
Cash and cash equivalents—beginning of period	710,640	451,614

Cash and cash equivalents—end of period	$1,084,888	$343,237

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

PartnerRe Ltd. (the “Company”) is a leading global reinsurer, providing multi-line reinsurance to insurance companies through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA, and Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines, and life/annuity and health.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these condensed consolidated financial statements reflect all the normal recurring adjustments and estimates necessary for a fair presentation of the Company’s financial position at March 31, 2003 and December 31, 2002 and its results of operations for the three-month periods ended March 31, 2003 and 2002 and shareholders’ equity and cash flows for the three months then ended. Actual results could differ from those estimates and results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report to Shareholders.

2.	Recent Development

In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares can not be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares will be cumulative from the date of issuance and are payable quarterly in arrears, starting September 1, 2003. A portion of the net proceeds from the sale will be used to redeem the Company’s existing 8% Series A Cumulative Preferred Shares (“Series A preferred shares”) for which the Company issued a redemption notice on May 9, 2003. Accordingly, the Company expects the Series A preferred shares to be fully redeemed by June 9, 2003. The remaining net proceeds will be used for general corporate purposes.

While the redemption of the Series A preferred shares will have no impact on the net income of the Company for the second quarter of 2003, the difference between the aggregate liquidation value and the carrying value of the Series A preferred shares, which totals $7.8 million, will be treated as a dividend on preferred shares and will result in a $7.8 million reduction to the net income amount used in the calculation of earnings per share available to common shareholders.

3.	New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement will be effective for contracts entered into or modified after June 30, 2003. The Company is in the process of determining the effect that the adoption of this new guidance will have on its operations.

In February 2003, the Derivatives Implementation Group of the FASB issued SFAS 133 Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments.” This new guidance addresses the potential for embedded derivatives within funds held balances relating to certain reinsurance contracts. The guidance will be effective for fiscal quarters beginning after September 15, 2003. The Company is in the process of determining the effect that the adoption of this new guidance will have on its operations.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS 148). SFAS 148 amends existing guidance to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. Management has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, to account for employee stock options. Accordingly, no compensation cost has been recognized for grants of stock options under the Option Plan or the Directors’ Stock Plan.

The following table illustrates the effect on net income available to common shareholders and net income per common share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions with the method of SFAS 123 ($ 000’s except per share data):

	2003	2002
Net income available to common shareholders:
As reported	$119,632	$58,255
Pro forma	$117,029	$56,203
Net income per common share:
Basic
As reported	$2.28	$1.16
Pro forma	$2.23	$1.12
Diluted
As reported	$2.23	$1.13
Pro forma	$2.18	$1.09

In November 2002, the FASB issued Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

3.    Segment Information

The Company monitors the performance of its underwriting operations in two major segments, Non-life and Life. The Non-life segment is further divided into three sub-segments, US Property and Casualty, Global (Non-US) Property and Casualty and Worldwide Specialty. The Life segment includes Life, Health and Annuity lines of business. Segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The US and Global (Non-US) Property and Casualty sub-segments include property and casualty business as well as motor business. These lines are generally written in local markets. The US Property and Casualty sub-segment is comprised of property, casualty and motor risks generally originating in the United States, written by PartnerRe U.S. The Global (Non-US) Property and Casualty sub-segment is comprised of property, casualty and motor business generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, and other lines.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life sub-segments of the reinsurance operations. However, because of the interest sensitive nature of some of the Company’s Life products, investment income is considered in Management’s assessment of the profitability of the Life segment of the reinsurance operations. The following items are not considered in evaluating the results of each segment: net realized investment gains/losses, other income, other operating expenses, interest expense, distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities, net foreign exchange gains or losses, income tax expense or benefit and preferred share dividends. Segment revenues and profits or losses are shown net of intercompany transactions.

Management measures segment results for the Property and Casualty segments and Worldwide Specialty segment on the basis of the “technical ratio”, which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. The technical ratio differs from the combined ratio as it does not include the impact of other operating expenses. Management measures segment results for the Life segment on the basis of “net technical result” which includes revenues from net premiums earned and allocated investment income and expenses from loss and loss expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three-month periods ended March 31, 2003 and 2002

($  millions except ratios):

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31, 2003	For the three months ended March 31, 2002
NON-LIFE SEGMENT
US Property and Casualty
Net premiums written	$317.7	$174.2
Net premiums earned	195.8	120.5
Loss and loss expense ratio (1)	70.3%	66.3%
Acquisition expense ratio (2)	25.7	27.0

Technical ratio (3)	96.0%	93.3%

Global (Non-US) Property and Casualty
Net premiums written	$304.9	$200.8
Net premiums earned	201.8	121.2
Loss and loss expense ratio (1)	68.2%	73.9%
Acquisition expense ratio (2)	24.0	23.5

Technical ratio (3)	92.2%	97.4%

Worldwide Specialty
Net premiums written	$530.3	$409.1
Net premiums earned	333.5	205.3
Loss and loss expense ratio (1)	62.2%	55.9%
Acquisition expense ratio (2)	18.5	16.8

Technical ratio (3)	80.7%	72.7%

TOTAL NON-LIFE SEGMENT
Gross premiums written	$1,174.6	$803.4
Net premiums written	1,152.9	784.1
Net premiums earned	731.1	447.0
Loss and loss expense ratio (1)	66.0%	63.6%
Acquisition expense ratio (2)	22.0	21.4

Technical ratio (3)	88.0	85.0
Other overhead expense ratio (4)	6.6	7.6

Combined ratio (5)	94.6%	92.6%

LIFE SEGMENT
Gross premiums written	$87.0	$43.4
Net premiums written	81.8	40.4
Net premiums earned	75.1	32.6
Technical result (6)	$(7.2)	$(3.5)
Allocated investment income	12.2	6.4

Net technical result	$5.0	$2.9

(1)	Loss and loss expense ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition expense ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss and loss expense ratio and the acquisition expense ratio.
(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the loss and loss expense ratio and expense ratio. The expense ratio is defined as the sum of the acquisition expense ratio and the other overhead expense ratio.
(6)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31, 2003	For the three months ended March 31, 2002
Reconciliation to Net Income:
Non-Life technical result	$87.7	$67.1
Life technical result	(7.2)	(3.5)

Technical result	$80.5	$63.6
Other operating expenses	(52.0)	(36.9)
Net investment income	61.7	58.7
Other income	2.5	0.7
Interest expense	(3.2)	(3.2)
Net foreign exchange gains (losses)	3.1	(3.6)
Income tax recovery (expense) on operating income	0.4	(0.7)
Distribution related to Trust Preferred and Mandatorily Redeemable Preferred Shares	(6.8)	(6.8)
Net realized investment gains (losses), net of tax	38.4	(8.5)

Net income	$124.6	$63.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the unaudited consolidated financial condition at March 31, 2003 and results of operations of PartnerRe Ltd. (the “Company”) for the three months ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2002 and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The unaudited condensed consolidated financial statements at and for the three-month periods ended March 31, 2003 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon management’s assumptions and expectations concerning the potential effect on the Company of future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as:

(1)	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

(2)	a decrease in the level of demand for reinsurance and/or an increase in the supply of reinsurance capacity;

(3)	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

(4)	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses;

(5)	acts of terrorism;

(6)	changes in the cost, availability and performance of retrocessional reinsurance, including the ability to collect reinsurance recoverables;

(7)	concentration risk in dealing with a limited number of brokers;

(8)	developments in and risks associated with global financial markets which could affect our investment portfolio;

(9)	changing rates of inflation and other economic conditions;

(10)	availability of borrowings and letters of credit under the Company’s credit facilities;

(11)	losses due to foreign currency exchange rate fluctuations;

(12)	restrictions in the issue of work permits which could result in loss of the services of any one of our executives;

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

General

The Company provides multi-line reinsurance to insurance companies on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA, and Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health.

Because of the inherent volatility of some of the lines of business the Company underwrites, the operating results and financial condition of the Company can be adversely impacted by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. Catastrophe reinsurance comprises a material portion of the Company’s exposure. Catastrophe losses result from events such as windstorms, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, the Company’s loss experience in this line of business could be characterized by low frequency and high severity, particularly since it usually provides reinsurance, that pays only after the primary insurer has experienced a specified level of loss, which tends to reduce the Company’s exposure to higher-frequency low-severity losses. This is likely to result in substantial volatility in the Company’s financial results for any fiscal quarter or year and could have a material adverse effect on the Company’s financial condition or results of operations.

The Company writes other lines of business which can be affected by large losses, including property, casualty, motor, agriculture, aviation/space, credit/surety, marine, engineering/energy, special risk, other lines and life/annuity and health. The Company endeavors to manage its exposure to catastrophe and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone defined by the Company and attempting to limit its exposure to per risk reinsurance, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance. Despite the Company’s efforts to manage its exposure to catastrophe and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones or changes in the relative frequency or severity of catastrophic or other large loss events could have a material adverse effect on the Company’s financial condition or results of operations. Should the Company incur a substantial catastrophe loss, its ability to write future business may be impacted.

Business Environment

Reinsurance is a highly competitive and cyclical industry. The industry is influenced by several factors including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, inflation and general economic conditions. Throughout the late 1990’s, the industry’s operating profitability declined due to the deterioration of pricing, terms and conditions and increasing loss costs. These negative trends were offset by high investment returns that led to continued growth in capital—a prime determinant of capacity and competition.

In 2000, the cumulative impact of several years of declining profitability, punctuated by the large European storms Lothar and Martin at the end of 1999, led to an improvement in pricing, which gained momentum into 2001. The large loss events of 2001, including the terrorist attack of September 11 and the Enron bankruptcy, in conjunction with steep declines in interest rates and equity values, added to the pressure for improvements in insurance and reinsurance pricing and improved terms and conditions. The Company observed in January 2002 the strongest renewal season in over five years. Market conditions remained strong throughout 2002 and continued into the 2003 renewal season.

Notwithstanding recent progress, there is no certainty as to how long the current market will last, or when increased competition will lead to declines in pricing adequacy and weakening terms and conditions. Management believes that reinsurance pricing generally follows loss cost trends, but that the lag between the loss trend cycle and the pricing cycle is affected by the availability of capital in the industry. As was demonstrated in the late 1990s, the growing capital of the industry forestalled a quick response to deteriorating loss trends and profitability. The cumulative pressures on industry capital, due to catastrophic losses, adverse reserve development, ongoing loss cost inflation, and steep declines in equity values in 2000-2001 ultimately led to an improvement in market conditions. While a number of companies exited certain lines or the reinsurance market altogether, other companies have been created in the aftermath of September 11. The total capital raised by these new companies was not substantial when compared to the capital lost by the industry over the last few years. However, this new capacity and the expected growth in retained earnings of the industry resulting from recent favorable market conditions should, at some point in the future, increase the level of available capital to a more adequate level. Management is unable to predict when improved capital levels or other developments in the economic, regulatory, or judicial environment would drive increased competition in the industry.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—for the Three Months Ended March 31, 2003 and 2002

The Company measures its performance in several ways. Core to this process is the concept of operating earnings, a measure that focuses on the underlying fundamentals of our operations. Operating earnings as used by the Company is defined as net income available to common shareholders excluding after-tax net realized gains and losses on investments. Net income available to common shareholders is defined as net income less preferred share dividends. Operating earnings focuses on the underlying fundamentals of our operations without the influence of realized gains and losses from the sale of investments, which are generally driven by the timing of the disposition of investments and not by the underlying fundamentals of the Company’s operations. Likewise, dividend payments to our preferred shareholders are deducted from net income; thereby focusing this measure on results for our common shareholders. Similarly, Management looks at operating earnings per fully diluted common share. This measurement is calculated by dividing operating earnings by the weighted average number of common shares and common share equivalents outstanding. Finally, operating earnings is used in the calculation of the Company’s Return on Equity. Operating Return on Equity is calculated by dividing operating earnings by the net book value of our common equity (total shareholders’ equity less the aggregate liquidation value of the preferred shares) at the beginning of the year.

Results of operations for the three months ended March 31, 2003 and 2002 were as follows ($     millions, except per share data and return on equity):

	2003	2002
Net income	$124.6	$63.3
Less:
Net realized investment gains (losses), net of tax	38.4	(8.5)
Preferred dividends	5.0	5.0

Operating earnings available to common shareholders	$81.2	$66.8

Diluted net income per common share	$2.23	$1.13
Less:
Net realized investment gains (losses), net of tax, per common share	0.72	(0.16)

Diluted operating earnings per common share	$1.51	$1.29

Return on beginning common shareholders’ equity calculated with net income	26.2%	15.6%
Less:
Net realized gains (losses), net of tax	8.4	(2.2)

Operating return on equity	17.8%	17.8%

Operating earnings for the three-month periods ended March 31, 2003 and 2002 was free of significant catastrophic losses or other large losses. The positive effect of the improvement in pricing, terms and conditions observed during the 2002 and 2003 renewals was seen in both periods but more predominantly in the 2003 period since premiums written during the latter half of 2002 are earned during 2003.

The next section provides a detailed analysis of the Company’s operating performance for the three-month periods ended March 31, 2003 and 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results by Segment

The Company monitors the performance of its underwriting operations in two segments, Non-life and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty, and Worldwide Specialty. The Life segment includes Life, Health, and Annuity lines of business. Segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns, and approach to risk management.

The U.S. and Global (Non-U.S.) Property and Casualty sub-segments include property and casualty business as well as motor business. These lines are generally written in local markets. The U.S. Property and Casualty sub-segment is comprised of property, casualty, and motor risks generally originating in the United States, written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment is comprised of property, casualty, and motor business generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, and other lines.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life sub-segments of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, investment income is considered in Management’s assessment of the profitability of the Life segment of the reinsurance operations. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, other income, other operating expenses, interest expense, distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities, net foreign exchange gains and losses, income tax expense or benefit, and preferred share dividends. Segment revenues and profits or losses are shown net of intercompany transactions.

Management measures segment results for the Non-life segment on the basis of the “technical ratio,” which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. The technical ratio differs from the combined ratio as it does not include the impact of other operating expenses. Management measures segment results for the Life segment on the basis of “net technical result,” which includes revenues from net premiums earned and allocated investment income, and expenses from loss and loss expenses and acquisition costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-life Segment

US Property and Casualty

Gross and net premiums written and net premiums earned for the three months ended March 31, 2003 and 2002 were as follows ($  millions):

	2003	2002
Gross premiums written	$318.1	$175.5
Net premiums written	317.7	174.2
Net premiums earned	195.8	120.5

Through the first three months of 2003, the Company observed a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company has remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended March 31, 2003 increased by 81.3%, 82.4% and 62.5%, respectively, compared to the three months ended March 31, 2002. This growth resulted primarily from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the casualty line. Contributing to the growth rate of gross and net premiums written for the first quarter of 2003 is the greater proportion of treaties with minimum and deposit (M&D) premium features. Treaties with M&D premium features provide the Company with a guaranteed minimum level of premiums for the treaty period and a larger percentage of ultimate premiums recorded “upfront”. The increase in treaties with M&D clauses leads to a greater percentage of the total premiums written recognized in the quarter in which the treaty is signed, as opposed to recognizing the premium written more or less evenly over the treaty period. The M&D clause does not change the total amount of premium written over the term of the treaty but it results in the recognition of higher premiums written early in the treaty period and lower premiums written in the later part of the treaty period. Accordingly, the growth trends experienced during the first quarter of 2003 for gross and net premiums written do not reflect the annual growth trends expected for this sub-segment. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The M&D premium feature does not affect the earning pattern for premiums.

Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended March 31, 2003 and 2002 ($  millions except ratios):

	2003	2002
Losses and loss expenses	$137.6	$79.9
Acquisition expenses	50.3	32.5

Loss and loss expense ratio	70.3%	66.3%
Acquisition expense ratio	25.7	27.0

Technical ratio	96.0%	93.3%

The increase in losses and loss expenses for the first three months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. The increase in the corresponding loss and loss expense ratio reflects the larger volume of casualty business earned as compared to the equivalent period in 2002. Casualty treaties typically carry a higher loss and loss expense ratio given the nature of the risks reinsured.

The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the three months ended March 31, 2003. The decrease in the acquisition expense ratio during the first three months of 2003 resulted from an increase in the business earned related to non-proportional treaties that typically carry lower acquisition costs than proportional treaties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Global (Non-US) Property and Casualty

Gross and net premiums written and net premiums earned for the three months ended March 31, 2003 and 2002 were as follows ($  millions):

	2003	2002
Gross premiums written	$304.7	$207.3
Net premiums written	304.9	200.8
Net premiums earned	201.8	121.2

During first three months of 2003, the Company observed a combination of rate increases and improved terms and conditions in the property, casualty and motor markets in most countries. The turmoil in the financial markets and the downgrading of other major reinsurers provided opportunities for the Company. As a result, the Company was able to increase its shares on existing treaties and grow its book of business during the January 2003 renewals. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended March 31, 2003 increased by 47.0%, 51.8% and 66.5%, respectively, compared to the three months ended March 31, 2002. Growth, in this sub-segment, resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the property line. The strengthening of the Euro against the U.S. dollar also contributed to this increase. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred, and the corresponding loss and loss expense ratio, and acquisition costs, and the corresponding acquisition expense ratio, were as follows for the three-month periods ended March 31, 2003 and 2002 ($  millions except ratios):

	2003	2002
Losses and loss expenses	$137.7	$89.6
Acquisition expenses	48.5	28.5

Loss and loss expense ratio	68.2%	73.9%
Acquisition expense ratio	24.0	23.5

Technical ratio	92.2%	97.4%

The increase in losses and loss expenses for the first three months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. The decrease in the loss and loss expense ratio reflects the improved market conditions seen by the Company in all lines during the 2002 and 2003 renewals.

The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the three months ended March 31, 2003. The acquisition expense ratio was comparable for both periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

Gross and net premiums written and net premiums earned for the three months ended March 31, 2003 and 2002 were as follows ($  millions):

	2003	2002
Gross premiums written	$551.8	$420.6
Net premiums written	530.3	409.1
Net premiums earned	333.5	205.3

Through the first three months of 2003, the Company saw improvements in terms and conditions in most specialty lines and stable conditions in other lines and the beginning of softening market conditions in commercial aviation. The Company has attempted to take advantage of the rate increases and improved terms and conditions it has seen in this sub-segment. Despite this improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital within this segment to lines where prices and conditions were the most attractive. Gross and net premiums written and net premiums earned for the three months ended March 31, 2003 increased by 31.2%, 29.6% and 62.4%, respectively, compared to the three months ended March 31, 2002. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the engineering/energy, aviation, non-U.S. specialty casualty (part of special risk line) and catastrophe lines. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses incurred, and the corresponding loss and loss expense ratio, and acquisition costs, and the corresponding acquisition expense ratio, were as follows for the three-month periods ended March 31, 2003 and 2002 ($  millions except ratios):

	2003	2002
Losses and loss expenses	$207.5	$114.7
Acquisition expenses	61.7	34.6

Loss and loss expense ratio	62.2%	55.9%
Acquisition expense ratio	18.5	16.8

Technical ratio	80.7%	72.7%

The increase in losses and loss expenses for the first three months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. The increase in the loss and loss expense ratio arises primarily from large losses in the marine line, the Australian brush fires and new claims reported by cedents relating to the European floods of 2002.

The increase in acquisition expenses compared to the three months ended March 31, 2002 resulted primarily from a larger volume of business earned in the three months ended March 31, 2003. The increase in the acquisition expense ratio resulted primarily from an increase in business written through brokers, which typically carries a commission expense, in the catastrophe line during the first quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

Gross and net premiums written and net premiums earned for the three months ended March 31, 2003 and 2002 were as follows ($  millions):

	2003	2002
Gross premiums written	$87.0	$43.4
Net premiums written	81.8	40.4
Net premiums earned	75.1	32.6

The increases in gross and net premiums written and net premiums earned for the 2003 period compared to the same period during 2002 resulted primarily from the Company taking advantage of the disruption observed in the life insurance and reinsurance market as the poor performance of equity markets in the last three years reduced the capital available in the industry. Life insurers and reinsurers have experienced a reduction in their capital base with the dramatic decline in the equity markets. In addition, life (re)insurers suffered losses on their guaranteed minimum return and guaranteed minimum death benefit liabilities, which by definition cannot decrease below a minimum level. Furthermore, the investment portfolio of life insurers and reinsurers typically contains a higher asset allocation to equity investments and these companies generally experience a more severe reduction of capital than multi-line reinsurers when the equity market do not perform well.

Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the three months ended March 31, 2003 and 2002 were as follows ($ millions):

	2003	2002
Life policy benefits	$73.2	$27.6
Acquisition expenses	9.2	8.5

The increase in life policy benefits for the 2003 period compared to the same period during 2002 resulted primarily from the growth in exposure due to a growing book of business. Acquisition expenses have increased at a lower rate than losses in the first quarter of 2003 due to the increase in earned premiums on a treaty that carries lower acquisition costs.

Premium distribution by line of business

The distribution of net premiums written by line of business, for all segments, for the three months ended March 31, 2003 and 2002 was as follows:

	2003%	2002%
Non-Life
Property and Casualty
Property	19	19
Casualty	20	15
Motor	11	12
Worldwide Specialty
Agriculture	2	4
Aviation/Space	5	5
Catastrophe	18	23
Credit/Surety	3	4
Engineering/Energy	6	3
Marine	3	3
Special Risk	6	7
Life	7	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. The above percentages of net premiums written for the catastrophe line of business, which is written predominantly on a non-proportional basis, are higher than what can be expected for the year because a significant portion of the year’s catastrophe premiums was written in the first three months. The comparison of the distribution of net premiums written by line of business for the three months ended March 31, 2003 and 2002 shows how the lines of business grew relative to each other. The relative increase in the casualty, engineering/energy and life lines of business in the first three months of 2003 reflects a faster growth in those lines as a result of the Company’s taking advantage of better pricing, terms and conditions during the 2003 renewals. The relative decrease in the catastrophe line of business in the three months ended March 31, 2003 is attributable to the limits set by Management over the Company’s overall catastrophe exposure which resulted in slower growth in this line. The relative decrease in the credit/surety and motor lines of business in the three months ended March 31, 2003 is attributable to a slower growth in these lines compared to the overall growth. The relative decrease in the agriculture line of business in the first three months of 2003 reflects a negative growth in this line as the Company selectively did not renew treaties whose pricing, terms and conditions did not meet the Company’s profitability objectives.

The distribution of gross premiums written by type of business for the three months ended March 31, 2003 and 2002 was as follows:

	2003%	2002%
Non-life Segment
Proportional	36	36
Non-Proportional	52	50
Facultative	5	9
Life Segment
Proportional	6	4
Non-Proportional	1	1

The Company typically writes business on either a proportional or non-proportional basis. On a proportional treaty, the Company shares proportionally in both the premiums and losses of the cedent. In non-proportional business, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio. In both proportional and non-proportional business, the Company is typically reinsuring a large group of primary insurance contracts written by the ceding company. In addition, the Company writes business on a facultative basis. Facultative arrangements are generally specific to an individual risk and can be written on either a proportional or non-proportional basis. Generally, the Company has more influence over pricing, as well as terms and conditions, in non-proportional and facultative arrangements. The Company observed fewer attractive opportunities in the facultative market during the first quarter relative to other opportunities and this explains the decrease in the percentage of facultative treaties compared to the first quarter of 2002.

The geographic distribution of gross premiums written for the three months ended March 31, 2003 and 2002 was as follows:

	2003%	2002%
Europe	44	39
North America	42	45
Asia, Australia, New Zealand	9	10
Latin America and the Caribbean	4	5
Africa	1	1

Although the Company experienced growth in absolute value in every geographic area except for a small decrease in Africa, growth was more pronounced in Europe during the first quarter of 2003. The strengthening of the Euro against the U.S. dollar also contributed to the increase in Europe for the 2003 period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investment Results

Net investment income and net realized investment gains (losses) for the three-month periods ended March 31, 2003 and 2002 were as follows ($  millions):

	2003	2002
Net investment income	$61.7	$58.7
Net realized investment gains (losses)	41.0	(7.9)

Net investment income for the three months ended March 31, 2003 increased by 5.1% compared to the 2002 period. The increase in net investment income is primarily due to the positive effect of the decline of the U.S. Dollar against the Euro and other currencies. In the first quarter of 2003 the Company had a larger volume of invested assets resulting from positive operating cash flow throughout 2002 and the first quarter of 2003; however, the lower yield earned on invested assets has significantly offset the positive effect of the increase in the asset base. The average yield to maturity on the Company’s fixed income investment portfolio was 3.5% during the first quarter of 2003 compared to 5.3% during the first quarter of 2002. In order to protect the Company’s book value against the negative impact of a potential increase in interest rates, Management has shortened the duration of the fixed income portfolio and this, combined with the overall decrease in market interest rates in the last two years, explains the decrease of the portfolio yield to maturity in the first quarter of 2003 compared to the same period in 2002.

The components of net investment income for the three-month periods ended March 31, 2003 and 2002 were as follows ($ millions):

	2003	2002
Fixed maturities, short-term investments, cash and cash equivalents	$49.3	$51.6
Equities	3.9	4.1
Funds held and other	11.1	6.5
Total return and interest rate swaps	0.6	—
Investment expenses	(3.2)	(3.5)

Net investment income	$61.7	$58.7

Net realized investment gains and losses on sales of investments are generally a function of the timing of dispositions of available for sale fixed maturities and equity securities, charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio, changes in the market value of trading securities, fair value adjustments on total return and interest rate swaps, and the net ineffectiveness of the Company’s currency hedging activities. As the Company has transferred the management of most fixed income assets in-house, there was a higher than normal level of sale activity during the first quarter of 2003 to reposition the fixed income portfolio to reflect the Company’s preferred asset allocation. Since most of the securities in the fixed income portfolio carry unrealized gains, the sale of securities generated realized investment gains. The Company expects the repositioning of the fixed income portfolio will continue in the second quarter of 2003.

The net realized gains of $41.0 million recorded during the first quarter of 2003 included gross realized losses in the amount of $17.6 million and the approximate aggregate fair value of securities sold at a loss during the first quarter was $809.0 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $10.2 million and $7.4 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $793.4 million and $15.6 million, respectively.

The components of net realized investment gains or losses for the three-month periods ended March 31, 2003 and 2002 were as follows ($ millions):

	2003	2002
Net realized gains (losses) on available-for-sale securities, excluding other-than-temporary impairments	$44.7	$(7.8)
Other-than-temporary impairments	(5.9)	—
Net realized losses on trading securities	—	(0.4)
Change in net unrealized holding gains on trading securities	0.5	1.4
Net realized gains (losses) on designated hedging activity	0.8	(0.3)
Net realized gains (losses) on undesignated hedging activity	0.7	(0.7)
Other realized investment gains (losses)	(0.2)	(0.1)

Net realized investment gains (losses)	$41.0	$(7.9)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition and Liquidity and Capital Resources

Shareholders’ Equity and Capital Management

Shareholders’ equity at March 31, 2003 was $2,160.0 million compared to $2,077.2 million at December 31, 2002. The major factors influencing the level of shareholders’ equity in the three-month period ended March 31, 2003 were:

•	net income of $124.6 million;

•	dividend payments of $20.2 million;

•	a net increase in common shares and additional paid-in capital of $1.5 million, due to the issuance of common shares through the exercise of stock options;

•	payments of $1.2 million under the purchase contracts for common shares;

•	the $10.2 million positive effect of the currency translation adjustment resulting from the weakening of the U.S. dollar against the Euro; and

•	a $32.2 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity.

The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the three months ended March 31, 2003, the Company did not repurchase common shares. As of March 31, 2003, approximately 4.2 million common shares remain authorized for repurchase under the Company’s current repurchase program.

In 2001, following the event of September 11, the Company raised $400.0 million in new capital in the form of Trust Preferred and Mandatorily Redeemable Preferred Securities. $200.0 million was raised in the form of Trust Preferred Securities, which have a 30-year maturity with an option to extend to 49 years. The Trust Preferred Securities were issued out of a subsidiary of the Company’s U.S. operations. Additionally, the Company issued $200 million of Premium Equity Participating Security Units (“PEPS Units”), where each PEPS Unit consists of a purchase contract to buy common shares of the Company prior to December 31, 2004, and one of the Company’s Series B Preferred Shares. Series B Preferred Shares are redeemable on June 30, 2005 and are pledged as collateral to secure the holders’ obligation under the purchase contract.

The table below sets forth the capital structure of the Company at March 31, 2003 and December 31, 2002 ($ 000’s):

	March 31, 2003		December 31, 2002
Capital Structure:
Long-term debt	$220,000	8%	$220,000	8%
Trust Preferred Securities	200,000	7	200,000	7
Series B Cumulative Redeemable Preferred Shares (PEPS)	200,000	7	200,000	7
8% Series A Cumulative Preferred Shares (1)	242,163	9	242,163	9
Common Shareholders’ Equity	1,917,865	69	1,835,019	69

Total Capital	$2,780,028	100%	$2,697,182	100%

(1) See Note 2 to the Condensed Consolidated Financial Statements on page 8 for information relating to recent development with respect to the 8% Series A Cumulative Preferred Shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Assets

At March 31, 2003, total assets were $9,950.7 million compared to total assets of $8,738.0 million at December 31, 2002. Total invested assets, including cash and cash equivalents, were $5,980.7 million as at March 31, 2003 compared to $5,412.1 million at December 31, 2002. The major factors influencing the change in cash and invested assets in the three-month period ended March 31, 2003 were:

•	net cash provided by operating activities of $234.3 million;

•	increase in unsettled security trades of $310.2 million;

•	dividend and distribution payments on common and preferred shares and Mandatorily Redeemable Preferred Securities totaling $28.2 million;

•	cash receipts for the issue of common shares aggregating $1.5 million;

•	increase of $9.3 million in net unrealized gains on investments, adjusted to exclude realized gains or losses on sales of securities that do not change the total market value of invested assets; and

•	the positive impact of the weaker U.S. dollar relative to the Euro as it relates to conversion of PartnerRe SA’s investments and cash balances into U.S. dollars.

At March 31, 2003 and December 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had the same average expected duration of 3.3 years. As at March 31, 2003, approximately 93% of the fixed income portfolio was rated investment grade (BBB- or higher) compared to 94% as at December 31, 2002. At March 31, 2003 and December 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.5%.

Liabilities

At March 31, 2003 and December 31, 2002, the Company has recorded gross non-life reserves for unpaid losses and loss expenses of $3,846.4 million and $3,658.4 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $3,636.9 million and $3,440.6 million, respectively. The gross and net non-life reserves for unpaid losses and loss expenses have increased during the first quarter of 2003 primarily as a result of the increase in the volume of premiums earned during the period. During the first quarter of 2003, the Company incurred net non-life losses and loss expenses of $482.8 million and net non-life paid losses of $326.4 million. Additionally, the strengthening of most European currencies against the U.S. dollar during the first quarter resulted in an increase of the non-life reserves for unpaid losses and loss expenses of $39.9 million. Policy benefits for life and annuity contracts were $869.1 million and $816.0 million at March 31, 2003 and December 31, 2002, respectively. The increase in the value of policy benefits for life and annuity contracts between December 31, 2002 and March 31, 2003 resulted primarily from both the increase in the volume of premiums earned by the Company during the first three months of 2003 and the strengthening of most European currencies against the U.S. dollar during that period. The Company is maintaining its original net loss estimate of $400 million on the September 11 terrorist attack and has paid less than $142.1 million in claims so far.

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

Liquidity

Cash flow from operations for the three months ended March 31, 2003 increased to $234.3 million from $176.4 million in the same period in 2002. This increase is primarily attributable to the significant increase in business written by the Company during the 2002 and 2003 renewals.

As a holding company, the Company relies primarily on cash dividends from Partner Reinsurance Company and PartnerRe SA, including its subsidiary, PartnerRe U.S. (collectively the “reinsurance subsidiaries”) for its cash flow. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain reinsurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are presently no significant restrictions on the payment of dividends by the reinsurance subsidiaries; except that PartnerRe U.S. would have to request regulatory approval prior to paying dividends.

The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. Holding company operating expenses were $6.3 million, common dividends were $15.2 million and preferred dividends were $5.0 million for the first quarter of 2003. The Company also paid $4.0 million on the PEPS units during the first quarter of 2003.

PartnerRe U.S. has $220.0 million in outstanding third party debt as well as $200.0 million of Trust Preferred stock outstanding. Interest payments on the long-term debt are made semiannually. Distribution on Trust Preferred stock amounted to $4.0 million while no payment was due on the long-term debt during the first quarter of 2003. Payments under these two obligations are currently made from cash on hand at the U.S. holding company.

The reinsurance subsidiaries of the Company depend upon cash flow from the collection of premiums and investment income. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S., interest payments on the long-term debt and distributions on the Trust Preferred stock. Historically, the reinsurance subsidiaries of the Company have generated sufficient cash flow to meet all of their obligations. Because of the inherent volatility of the business written by the Company, cash flows from operating activities may vary significantly between periods.

Some of the Company’s treaties contain special funding and termination clauses that are triggered in the event the Company is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credits and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedent.

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at March 31, 2003, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to provide unsecured credit facilities. These facilities are used primarily for the issuance of letters of credit. Under the terms of certain reinsurance agreements, irrevocable letters of credit are issued on an unsecured basis in respect of reported loss and unearned premium reserves.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintains certain covenants, including the following:

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
iii.	a minimum consolidated tangible net worth of $1.25 billion plus 50% of cumulative net income since January 1, 2003 (total of $1.3 billion at March 31, 2003). For the purpose of this covenant, “consolidated tangible net worth” includes Trust Preferred and Mandatorily Redeemable Preferred Shares and excludes goodwill.

The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At March 31, 2003, the Company’s total debt to total capitalization ratio was 7.9% and its consolidated tangible net worth (as defined under the terms of these facilities) was $2.13 billion.

Currency

The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the Euro. The Euro increased in value by 3% in the first three months of 2003 (from 1.05 to 1.08 U.S. dollar per Euro) thereby decreasing the aggregate currency translation loss of $30.8 million at December 31, 2002 to $20.6 million at March 31, 2003.

The value of the U.S. dollar weakened approximately 3% against the Euro, 7% against the Canadian Dollar, 1% against the Swiss Franc and Japanese Yen and 2% against the British Pound in the first three months of 2003 and, since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a corresponding increase in the value of these assets and liabilities expressed in U.S. dollar terms.

Net foreign exchange gains amounted to $3.1 million for the three months ended March 31, 2003 and foreign exchange losses amounted to $3.6 million for corresponding 2002 period. Foreign exchange gains and losses are a function of i) the relative value of the U.S. dollar against other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s condensed consolidated income statement of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the Euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the Euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Recent Development

In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares will be cumulative from the date of issuance and are payable quarterly in arrears, starting September 1, 2003. A portion of the net proceeds from the sale will be used to redeem the Company’s existing 8% Series A Cumulative Preferred Shares (“Series A preferred shares”) for which the Company issued a redemption notice on May 9, 2003. Accordingly, the Company expects the Series A preferred shares to be fully redeemed by June 9, 2003. The remaining net proceeds will be used for general corporate purposes.

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

The Company’s reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute allegations against the Company and/or its subsidiaries that Management believes are without merit.

As of March 31, 2003, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares can not be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares will be cumulative from the date of issuance and are payable quarterly in arrears, starting September 1, 2003. A portion of the net proceeds from the sale will be used to redeem the Company’s existing 8% Series A Cumulative Preferred Shares (“Series A preferred shares”) for which the Company issued a redemption notice on May 9, 2003. Accordingly, the Company expects the Series A preferred shares to be fully redeemed by June 9, 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

PART II—OTHER INFORMATION

(continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association.

3.2	Amended and Restated Bye-laws.

4.1	Specimen Common Share Certificate.

4.2	Specimen Class B Warrant.

4.3	Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.

4.4	Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.

4.5	Specimen of Unit Certificate for the PEPS Units.

4.6	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares.

4.7	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.

4.8	Specimen Share Certificate for the 6.75% Series C Cumulative Preferred Shares.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed on May 8, 2003, under Items 5 and 7.

Current Report on Form 8-K filed on May 6, 2003, under Items 5 and 9.

Current Report on Form 8-K filed on May 2, 2003, under Items 5 and 7.

Current Report on Form 8-K filed on April 28, 2003, under Item 5.

Current Report on Form 8-K filed on March 28, 2003, under Item 9.

Current Report on Form 8-K filed on March 28, 2003, under Item 9.

Current Report on Form 8-K filed on January 17, 2003, under Item 5.

Current Report on Form 8-K filed on January 3, 2003, under Items 7 and 9.

Current Report on Form 8-K filed on November 15, 2002, under Item 5.

Current Report on Form 8-K filed on November 6, 2002, under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
	Name: Title:	Patrick A. Thiele President & Chief Executive Officer

Date:	May 14, 2003

By:	/S/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

Date:	May 14, 2003

CERTIFICATIONS

I, Patrick Thiele, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PartnerRe Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

Name:	/s/ Patrick A. Thiele

Title:	President & Chief Executive Officer

CERTIFICATIONS (Continued)

I, Albert Benchimol, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PartnerRe Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

Name:	/s/ Albert A. Benchimol

Title:	Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Sequentially Numbered Page

3.1	Amended Memorandum of Association.*

3.2	Amended and Restated Bye-laws.*

4.1	Specimen Common Share Certificate.**

4.2	Specimen Class B Warrant.***

4.3	Specimen Share Certificate for the 8% Series A Cumulative Preferred Shares.†

4.4	Certificate of Designation, Preferences and Rights of 8% Series A Cumulative Preferred Shares.†

4.5	Specimen of Unit Certificate for the PEPS Units.‡

4.6	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares.‡

4.7	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.‡‡

4.8	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.‡‡

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

***	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.

†	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.

‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

‡‡	Incorporated by reference to the Form 8-A, as filed with the Securities and Exchange Commission on May 2, 2003.