Form 10-Q
period 2003-06-30
PARTNERRE LTD
filed 2003-08-13
CIK 911421

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2003

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

          The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of August 8, 2003 was 53,636,831.

PartnerRe Ltd.
INDEX TO FORM 10-Q

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of June 30, 2003 and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002 and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche
Hamilton, Bermuda
August 4, 2003

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share data)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2003, $4,645,327; 2002, $3,998,382)	$4,807,038	$4,145,594
Short-term investments, available for sale, at fair value (amortized cost: 2003, $24,392; 2002, $3,787)	24,373	3,801
Equities, available for sale, at fair value (cost: 2003, $538,778; 2002, $493,893)	568,177	473,163
Trading securities, at fair value (cost: 2003, $107,507; 2002, $72,998)	113,477	75,284
Cash and cash equivalents, at fair value, which approximates amortized cost	957,649	710,640
Other invested assets	4,111	3,630

Total investments and cash	6,474,825	5,412,112
Accrued investment income	106,625	66,980
Reinsurance balances receivable	1,415,542	994,502
Reinsurance recoverable on paid and unpaid losses	220,681	216,681
Funds held by reinsured companies	817,180	726,722
Deferred acquisition costs	355,358	304,873
Deposit assets	477,608	359,606
Taxes recoverable	83,684	100,002
Goodwill	429,519	429,519
Other	132,091	126,977

Total Assets	$10,513,113	$8,737,974

Liabilities
Unpaid losses and loss expenses	$4,100,680	$3,658,416
Policy benefits for life and annuity contracts	926,195	815,978
Unearned premiums	1,330,761	869,925
Funds held under reinsurance treaties	33,081	32,359
Deposit liabilities	497,088	356,091
Long-term debt	220,000	220,000
Net payable for securities purchased	487,622	190,110
Accounts payable, accrued expenses and other	119,291	117,913

Total Liabilities	7,714,718	6,260,792

Trust Preferred and Mandatorily Redeemable Preferred Securities	400,000	400,000

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2003, 53,613,221; 2002, 52,375,938)	53,613	52,376
Preferred shares (aggregate liquidation preference: 2003, $290,000,000; 2002, $250,000,000; par value $1.00, issued and outstanding: 2003, 11,600,000; 2002, 10,000,000;)	11,600	10,000
Additional paid-in capital	1,019,835	977,714
Deferred compensation	(193)	(261)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	171,765	119,605
Currency translation adjustment	(2,773)	(30,820)
Retained earnings	1,144,548	948,568

Total Shareholders’ Equity	2,398,395	2,077,182

Total Liabilities, Trust Preferred and Mandatorily Redeemable Preferred Securities and Shareholders’ Equity	$10,513,113	$8,737,974

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands, except per share data)
(Unaudited)

	For the three months ended June 30, 2003	For the three months ended June 30, 2002	For the six months ended June 30, 2003	For the six months ended June 30, 2002

Revenues
Gross premiums written	$837,302	$567,667	$2,098,892	$1,414,519

Net premiums written	$838,860	$563,300	$2,073,607	$1,387,773
Decrease (increase) in unearned premiums	23,988	2,369	(404,523)	(342,630)

Net premiums earned	862,848	565,669	1,669,084	1,045,143
Net investment income	63,795	59,526	125,474	118,230
Net realized investment gains (losses)	24,504	(6,273)	65,456	(14,154)
Other income	1,761	1,348	3,260	2,023

Total Revenues	952,908	620,270	1,863,274	1,151,242
Expenses
Losses and loss expenses and life policy benefits	554,273	381,767	1,110,270	693,621
Acquisition costs	201,599	120,667	371,321	224,714
Other operating expenses	58,078	39,729	109,349	76,665
Interest expense	3,231	3,231	6,426	6,427
Net foreign exchange losses	3,375	2,487	294	6,090

Total Expenses	820,556	547,881	1,597,660	1,007,517

Income before distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities and taxes	132,352	72,389	265,614	143,725
Distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities	6,815	6,815	13,630	13,630
Income tax expense (benefit)	3,622	(1,015)	5,700	251

Net income	121,915	66,589	246,284	129,844
Preferred dividends	$14,567	$5,000	$19,567	$10,000

Net income available to common shareholders	$107,348	$61,589	$226,717	$119,844

Calculation of comprehensive income, net of tax:
Net income as reported	$121,915	$66,589	$246,284	$129,844
Change in unrealized gains or losses on investments	84,324	43,395	52,160	14,729
Change in currency translation adjustment	17,815	26,620	28,047	23,925

Comprehensive income	$224,054	$136,604	$326,491	$168,498

Per share data:
Earnings per common share:
Basic net income	$2.02	$1.22	$4.29	$2.38
Weighted average number of common shares outstanding	53,221.8	50,280.5	52,810.3	50,283.6

Diluted net income	$2.00	$1.19	$4.22	$2.32
Weighted average number of common and common equivalent shares outstanding	53,698.7	51,706.4	53,716.4	51,739.1

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Common Shares	Preferred Shares	Additional Paid-In Capital	Deferred Compen-sation	Net Unrealized Gains on Investments, Net of tax	Currency Translation Adjustment	Retained Earnings	Total Share-holders’ Equity

Balance at December 31, 2002	$52,376	$10,000	$977,714	$(261)	$119,605	$(30,820)	$948,568	$2,077,182
Issue of common shares	1,237	—	7,409	—	—	—	—	8,646
Issue of preferred shares		11,600	269,265	—	—	—	—	280,865
Redemption of preferred shares (liquidation value of $250,000, see Note 2)		(10,000)	(232,163)	—	—	—	—	(242,163)
Adjustment on purchase contracts for common shares	—	—	(2,390)	—	—	—	—	(2,390)
Amortization of deferred compensation	—	—	—	68	—	—	—	68
Net unrealized gains for period	—	—	—	—	52,160	—	—	52,160
Currency translation adjustment	—	—	—	—	—	28,047	—	28,047
Net income	—	—	—	—	—	—	246,284	246,284
Dividends on common shares	—	—	—	—	—	—	(30,737)	(30,737)
Dividends on preferred shares (see Note 2)	—	—	—	—	—	—	(19,567)	(19,567)

Balance at June 30, 2003	$53,613	$11,600	$1,019,835	$(193)	$171,765	$(2,773)	$1,144,548	$2,398,395

Balance at December 31, 2001	$50,164	$10,000	$885,678	$(397)	$24,023	$(58,043)	$836,684	$1,748,109
Issue of common shares	161	—	4,892	—	—	—	—	5,053
Adjustment on purchase contracts for common shares	—	—	(2,036)	—	—	—	—	(2,036)
Amortization of deferred compensation	—	—	—	68	—	—	—	68
Net unrealized gains for period	—	—	—	—	14,729	—	—	14,729
Currency translation adjustment	—	—	—	—	—	23,925	—	23,925
Net income	—	—	—	—	—	—	129,844	129,844
Dividends on common shares	—	—	—	—	—	—	(28,638)	(28,638)
Dividends on preferred shares	—	—	—	—	—	—	(10,000)	(10,000)

Balance at June 30, 2002	$50,325	$10,000	$888,534	$(329)	$38,752	$(34,118)	$927,890	$1,881,054

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the six months ended June 30, 2003	For the six months ended June 30, 2002

Cash Flows From Operating Activities
Net income	$246,284	$129,844
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	5,772	(2,004)
Net realized investment (gains) losses	(65,456)	14,154
Changes in:
Unearned premiums	404,523	342,630
Reinsurance balances receivable	(359,016)	(297,978)
Unpaid losses and loss expenses including life policy benefits	372,015	115,752
Taxes recoverable	4,859	678
Other changes in assets and liabilities	(109,834)	(28,321)
Other items, net	(3,719)	9,527

Net cash provided by operating activities	495,428	284,282

Cash Flows From Investing Activities
Sales of fixed maturities	4,368,536	1,204,639
Redemptions of fixed maturities	168,473	135,788
Purchases of fixed maturities	(4,690,324)	(1,634,390)
Net (purchases) sales of short term investments	(20,424)	15,570
Sales of equities	62,565	94,001
Purchases of equities	(125,745)	(178,052)
Other	(9,152)	(8,586)

Net cash used in investing activities	(246,071)	(371,030)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(49,076)	(38,638)
Issue of common shares	8,646	5,053
Issue of preferred shares	280,865	—
Redemption of preferred shares	(242,163)	—
Adjustment on purchase contract for common shares	(2,390)	(2,036)

Net cash used in financing activities	(4,118)	(35,621)

Effect of exchange rate changes on cash	1,770	7,828

Increase (Decrease) in cash and cash equivalents	247,009	(114,541)
Cash and cash equivalents—beginning of period	710,640	451,614

Cash and cash equivalents—end of period	$957,649	$337,073

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

            The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these condensed consolidated financial statements reflect all the normal recurring adjustments and estimates necessary for a fair presentation of the Company’s financial position at June 30, 2003 and December 31, 2002 and its results of operations for the three and six-month periods ended June 30, 2003 and 2002 and shareholders’ equity and cash flows for the six months then ended. Actual results could differ from those estimates and results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report to Shareholders.

2.    Recent Development

            In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares can not be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares will be cumulative from the date of issuance and are payable quarterly in arrears, starting September 1, 2003. A portion of the net proceeds from the sale, in the amount of $250 million, has been used to redeem the Company’s existing 8% Series A Preferred Shares (“Series A preferred shares”). The remaining net proceeds will be used for general corporate purposes.

            While the redemption of the Series A preferred shares had no impact on the net income of the Company for the second quarter of 2003, the difference between the aggregate liquidation value and the carrying value of the Series A preferred shares, which totalled $7.8 million, was treated as a dividend on preferred shares and resulted in a $7.8 million reduction to the net income available to common shareholders used in the calculation of earnings per share.

3.    Change in Accounting Policy

            In December 2002, the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

            The Company uses four types of stock-related compensation instruments; stock options, restricted stock, restricted stock units (RSU’s), and stock issued under the Company’s employee stock purchase plan. The Company’s adoption, on April 1, 2003, of the fair-value provisions of SFAS 123, as amended by SFAS 148, resulted in the recognition in net income of an expense corresponding to the fair value of the Company’s stock options that were granted during the first half of 2003. The expense is recognized in net income over the vesting period of the stock options. The Company has elected to use the prospective transition method as described in SFAS 123, which results in the expensing of options granted subsequent to January 1, 2003. Under the provisions of SFAS 123, options were valued at fair value on the date of grant using the Black-Scholes option-valuation model that considered, as at the date of grant, the exercise price and expected life of the option, the current price of the Company’s common share and its expected volatility, expected dividends on the common shares, and the risk-free interest rate for the expected life of the option.  The adoption of the fair-value provision of SFAS 123 resulted in a

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

charge to net income of $1.1 million, or $0.02 per diluted share, in the second quarter of 2003 and $1.3 million, or $0.02 per diluted share, for the first half of 2003.

            Prior to April 1, 2003, the Company accounted for stock-related compensation instruments under the intrinsic-value provisions of Accounting Principles Board No. 25 (“APB 25”) and although the Company did not recognize the fair value of stock-related compensation instruments in its results, the Company disclosed pro-forma net income and earnings per share that reflected the effect of expensing all stock-related compensation instruments. The effect of the Company’s adoption of the fair-value provision of SFAS 123 on net income and earnings per share for the three-month period ended March 31, 2003 was as follows ($ thousands, except per share data):

For the three months ended March 31, 2003

Net income available to common shareholders:
As reported	$119,632
As restated	$119,369
Per share data
Basic net income as reported	$2.28
Basic net income as restated	$2.28
Diluted net income as reported	$2.23
Diluted net income as restated	$2.22

            The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding stock-related compensation instruments for the three-month and six-month periods ended June 30, 2003 and 2002 ($ thousands, except per share data):

	For the three months ended June 30, 2003	For the three months ended June 30, 2002	For the six months ended June 30, 2003	For the six months ended June 30, 2002

Net income available to common shareholders:
As reported	$107,348	$61,589	$226,717	$119,844
Add: Stock-related compensation expense included in net income as reported	$1,062	$—	$1,325	$—
Less: Total stock-related compensation expense determined under fair-value method for all grants	$3,150	$2,403	$5,689	$4,268

Pro forma	$105,260	$59,186	$222,353	$115,576

Net income per common share:
Basic
As reported	$2.02	$1.22	$4.29	$2.38
Pro forma	$1.98	$1.18	$4.21	$2.30
Diluted
As reported	$2.00	$1.19	$4.22	$2.32
Pro forma	$1.96	$1.14	$4.14	$2.23

Weighted average assumptions used:
Risk-free interest rate	3.7%	5.1%	3.7%	5.1%
Expected life	7 years	7 years	7 years	7 years
Expected volatility	25%	25%	25%	25%
Dividend yield	2%	2%	2%	2%

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    New Accounting Pronouncements

            In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company did not enter into any such instruments between May 31 and June 30, 2003 and is in the process of determining the effect that the adoption of this new guidance will have on its results of operations or financial position.

            In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement will be effective for contracts entered into or modified after June 30, 2003. The Company is in the process of determining the effect that the adoption of this new guidance will have on its results of operations or financial position.

            In February 2003, the Derivatives Implementation Group of the FASB issued SFAS 133 Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments.” This new guidance addresses the potential for embedded derivatives within funds held balances relating to certain reinsurance contracts. The guidance will be effective for fiscal quarters beginning after September 15, 2003. The Company is in the process of determining the effect that the adoption of this new guidance will have on its results of operations or financial position.

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

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Credit Agreement

            In June 2003, the Company renewed its syndicated unsecured 364-day credit facility or substantially the same terms and conditions except for an increase in the lenders’ commitment from $600 million to $700 million. The customary default and cross default provisions remained unchanged. This facility is used primarily for the issuance of letters of credit. At June 30, 2003, irrevocable letters of credit were issued under the terms of certain reinsurance agreements in the amount of $205 million in respect of reported loss and unearned premiums reserves.

5.    Segment Information

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

            The US and Global (Non-US) Property and Casualty sub-segments include property and casualty business as well as motor business. These lines are generally written in local markets. The US Property and Casualty sub-segment is comprised of property, casualty and motor risks generally originating in the United States, and written by PartnerRe U.S. The Global (Non-US) Property and Casualty sub-segment is comprised of property, casualty and motor business generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, and other lines. The Life segment includes Life, Health and Annuity lines of business generally written outside of the United States.

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

            Management measures segment results for the Property and Casualty segments and Worldwide Specialty segment on the basis of the “technical ratio”, which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. The technical ratio differs from the combined ratio as it does not include the impact of other operating expenses. Management measures segment results for the Life segment on the basis of “net technical result” which includes revenues from net premiums earned and allocated investment income and expenses from loss and loss expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three-month and six-month periods ended June 30, 2003 and 2002 ($ millions except ratios):

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the three months ended June 30, 2003	For the three months ended June 30, 2002	For the six months ended June 30, 2003	For the six months ended June 30, 2002

NON-LIFE SEGMENT
US Property and Casualty
Net premiums written	$221.3	$176.0	$539.1	$350.2
Net premiums earned	214.9	136.6	410.7	257.1
Loss and loss expense ratio (1)	68.7%	77.4%	69.5%	72.2%
Acquisition expense ratio (2)	26.6	25.7	26.1	26.3

Technical ratio (3)	95.3%	103.1%	95.6%	98.5%
Global (Non-US) Property and Casualty
Net premiums written	$185.5	$109.6	$490.3	$310.4
Net premiums earned	214.6	137.7	416.4	258.9
Loss and loss expense ratio (1)	67.8%	72.9%	68.0%	73.4%
Acquisition expense ratio (2)	26.4	25.2	25.2	24.4

Technical ratio (3)	94.2%	98.1%	93.2%	97.8%
Worldwide Specialty
Net premiums written	$366.1	$244.3	$896.4	$653.4
Net premiums earned	366.0	257.4	699.5	462.6
Loss and loss expense ratio (1)	55.2%	56.4%	58.6%	56.2%
Acquisition expense ratio (2)	20.0	17.1	19.3	17.0

Technical ratio (3)	75.2%	73.5%	77.9%	73.2%
TOTAL NON-LIFE SEGMENT
Gross premiums written	$769.2	$532.9	$1,943.8	$1,336.3
Net premiums written	772.9	529.9	1,925.8	1,314.0
Net premiums earned	795.5	531.7	1,526.6	978.6
Loss and loss expense ratio (1)	62.2%	66.1%	64.1%	64.9%
Acquisition expense ratio (2)	23.6	21.4	22.8	21.4

Technical ratio (3)	85.8	87.5	86.9	86.3
Other overhead expense ratio (4)	6.8	6.9	6.6	7.2

Combined ratio (5)	92.6%	94.4%	93.5%	93.5%

LIFE SEGMENT
Gross premiums written	$68.1	$34.8	$155.1	$78.2
Net premiums written	66.0	33.4	147.8	73.8
Net premiums earned	67.3	34.0	142.5	66.5
Life technical result (6)	$(6.3)	$(3.2)	$(13.5)	$(6.7)
Allocated investment income	11.7	7.5	24.0	13.9

Allocated life technical result	$5.4	$(4.3)	$10.5	$7.2

(1)	Loss and loss expense ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition expense ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss and loss expense ratio and the acquisition expense ratio.
(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the loss and loss expense ratio and expense ratio. The expense ratio is defined as the sum of the acquisition expense ratio and the other overhead expense ratio.
(6)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the three months ended June 30, 2003	For the three months ended June 30, 2002	For the six months ended June 30, 2003	For the six months ended June 30, 2002

Reconciliation to Net Income:
U.S. Property and Casualty	$10.1	$(4.4)	$18.0	$3.8
Global (Non-U.S.) Property and Casualty	12.6	2.7	28.2	5.6
Worldwide Specialty	90.6	68.1	154.8	124.1

Non-Life technical result	$113.3	$66.4	$201.0	$133.5
Life technical result	(6.3)	(3.2)	(13.5)	(6.7)

Total technical results	$107.0	$63.2	$187.5	$126.8
Other operating expenses	(58.1)	(39.7)	(109.4)	(76.7)
Net investment income	63.8	59.5	125.5	118.2
Other income	1.8	1.3	3.3	2.0
Interest expense	(3.2)	(3.2)	(6.4)	(6.4)
Net foreign exchange losses	(3.4)	(2.5)	(0.3)	(6.1)
Income tax (expenses) benefits on operating income	(2.3)	4.5	(1.9)	3.9
Distribution related to Trust Preferred and Mandatorily Redeemable Preferred Shares	(6.8)	(6.8)	(13.6)	(13.6)
Net realized investment gains (losses), net of tax	23.1	(9.7)	61.6	(18.3)

Net income	$121.9	$66.6	$246.3	$129.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following is a discussion and analysis of the unaudited consolidated financial condition at June 30, 2003 and results of operations of PartnerRe Ltd. (the “Company”) for the three and six-month periods ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2002 and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The unaudited condensed consolidated financial statements at and for the three and six-month periods ended June 30, 2003 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

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

(14)  actions by rating agencies that might impact the Company’s ability to write new business; or

(15)  the other factors set forth in the Company’s other documentation on file with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “will likely result” or “will continue” or words of similar impact generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations—for the Six Months ended June 30, 2003 and 2002

            Management measures performance in several ways. Amongst the performance measures defined by U.S. GAAP, are diluted net income per share and return on equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Diluted net income per share excludes dividend payments to our preferred shareholders, thereby focusing this measure on results for our common shareholders. Net income available to common shareholders is used in the calculation of the Company’s diluted ROE, which is calculated by dividing net income available to common shareholders by the net book value of our common shareholders’ equity at the beginning of the year. The net book value of our common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity. ROE measures are presented on an annualized basis.

            Diluted net income per common share and ROE for the three months and six months ended June 30, 2003 and 2002 were as follows (in millions of US dollars except per share and return on equity figures):

	For the three months ended June 30, 2003	For the three months ended June 30, 2002	For the six months ended June 30, 2003	For the six months ended June 30, 2002

Net income available to common shareholders	$107.3	$61.6	$226.7	$119.8
Diluted net income per share	$2.00	$1.19	$4.22	$2.32
Annualized return on beginning common shareholders’ equity	23.5%	16.4%	24.8%	16.0%

            Net income available to common shareholders, diluted net income per share and return on beginning common shareholders’ equity for the 2003 periods improved compared to the equivalent period of 2002 principally as a result of improved underwriting results and realized investment gains. The positive effect of the improvement in pricing, terms and conditions observed during the 2002 and 2003 renewals was seen in both 2003 and 2002 periods but more predominantly in the 2003 period since premiums written during the latter half of 2002 are earned during 2003. In addition to the higher income generated by the underwriting operations, the Company reported realized investment gains on sale of investments of $65.5 million in the six months ended June 30, 2003 compared to realized investment losses of $14.2 million during the equivalent period in 2002. For the three-month period ended June 30, 2003, the Company reported realized investment gains of $24.5 million versus losses of $6.3 million for the same period last year. Realized gains and losses are generally a function of multiple factors the most significant being the timing of disposition of available for sale fixed maturities and equity securities and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            The next section provides a detailed analysis of the Company’s operating performance for the six-month periods ended June 30, 2003 and 2002.

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

            The US and Global (Non-U.S.) Property and Casualty sub-segments include property and casualty business as well as motor business. These lines are generally written in local markets. The US Property and Casualty sub-segment is comprised of property, casualty, and motor risks generally originating in the United States, and written by PartnerRe US The Global (Non-U.S.) Property and Casualty sub-segment is comprised of property, casualty, and motor business generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, and other lines.

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

            Management measures segment results for the Non-life segment on the basis of the “technical ratio,” which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. The technical ratio differs from the combined ratio as it does not include the impact of other operating expenses. Management measures segment results for the Life segment on the basis of the “allocated life technical result,” which includes revenues from net premiums earned and allocated investment income, and expenses from loss and loss expenses and acquisition costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-life Segment

US Property and Casualty

            Gross and net premiums written and net premiums earned for the six months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$539.4	$351.6
Net premiums written	539.1	350.2
Net premiums earned	410.7	257.1

            Through the first six months of 2003, the Company observed a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company has remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the six months ended June 30, 2003 increased by 53.4%, 54.0% and 60.0%, respectively, compared to the six months ended June 30, 2002. This growth resulted primarily from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the casualty line. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The growth observed in gross and net premiums written in the first half of the year is not indicative of the annual growth in premiums as the timing of renewals is more heavily weighted toward the first half of the year.

            Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the six-month periods ended June 30, 2003 and 2002 ($ millions except ratios):

	2003	2002

Losses and loss expenses	$285.4	$185.7
Acquisition expenses	107.4	67.7

Loss and loss expense ratio	69.5%	72.2%
Acquisition expense ratio	26.1	26.3

Technical ratio	95.6%	98.5%

            The increase in losses and loss expenses for the first six months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. The decrease in the corresponding loss and loss expense ratio in the first six months of 2003 compared to the same 2002 period reflects stronger results in all lines despite the larger volume of casualty business earned in the 2003 period. Casualty treaties typically carry a higher loss and loss expense ratio given the nature of the risks reinsured. However, these treaties also typically provide for higher investment income on invested premiums as losses are typically paid later than for other lines.

            The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the six months ended June 30, 2003. The acquisition expense ratio was comparable for both periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Global (Non-US) Property and Casualty

            Gross and net premiums written and net premiums earned for the six months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$486.5	$319.1
Net premiums written	490.3	310.4
Net premiums earned	416.4	258.9

            During the first six months of 2003, the Company observed a combination of rate increases and improved terms and conditions in the property, casualty and motor markets in most countries. The turmoil in the financial markets and the downgrading of other major reinsurers provided opportunities for the Company. As a result, the Company was able to increase its shares on existing treaties and grow its book of business during the January and April 2003 renewals. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the six months ended June 30, 2003 increased by 52.5%, 58.0% and 60.8%, respectively, compared to the six months ended June 30, 2002. Growth in this sub-segment resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the property line followed by motor and casualty. The strengthening of the Euro against the U.S. dollar also contributed to this increase. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The growth observed in gross and net premiums written in the first half of the year is not indicative of the annual growth in premiums as the timing of renewals is more heavily weighted toward the first half of the year.

            Losses and loss expenses incurred, and the corresponding loss and loss expense ratio, and acquisition costs, and the corresponding acquisition expense ratio, were as follows for the six-month periods ended June 30, 2003 and 2002 ($ millions except ratios):

	2003	2002

Losses and loss expenses	$283.1	$189.9
Acquisition expenses	105.1	63.1

Loss and loss expense ratio	68.0%	73.4%
Acquisition expense ratio	25.2	24.4

Technical ratio	93.2%	97.8%

            The increase in losses and loss expenses for the first six months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. The decrease in the loss and loss expense ratio reflects the improved market conditions seen by the Company in all lines during the 2002 and 2003 renewals.

            The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the six months ended June 30, 2003. The increase in the acquisition expense ratio in the first six months of 2003 was due to an increase in the business earned on proportional treaties, which typically carry higher acquisition expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

            Gross and net premiums written and net premiums earned for the six months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$917.9	$665.6
Net premiums written	896.4	653.4
Net premiums earned	699.5	462.6

            Through the first six months of 2003, the Company saw improvements in terms and conditions in most specialty lines and stable conditions in other lines and the beginning of softening market conditions in commercial aviation. The Company has attempted to take advantage of the rate increases and improved terms and conditions it has seen in this sub-segment. Despite the improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital within this segment to lines where prices and conditions were the most attractive. Gross and net premiums written and net premiums earned for the six months ended June 30, 2003 increased by 37.9%, 37.2% and 51.2%, respectively, compared to the six months ended June 30, 2002. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the energy, credit and surety, non-U.S. specialty casualty (part of the special risk line) and aviation lines. The strengthening of the Euro against the U.S. dollar also contributed to this increase. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The growth observed in gross and net premiums written in the first half of the year is not indicative of the annual growth in premiums as the timing of renewals is more heavily weighted in the first half of the year.

            Losses and loss expenses incurred, and the corresponding loss and loss expense ratio, and acquisition costs, and the corresponding acquisition expense ratio, were as follows for the six-month periods ended June 30, 2003 and 2002 ($ millions except ratios):

	2003	2002

Losses and loss expenses	$409.4	$259.9
Acquisition expenses	135.2	78.7

Loss and loss expense ratio	58.6%	56.2%
Acquisition expense ratio	19.3	17.0

Technical ratio	77.9%	73.2%

            The increase in losses and loss expenses for the first six months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. The higher loss and loss expense ratio arose primarily from large losses in the marine line, the Australian brush fires and new claims reported by cedents relating to the European floods of 2002.

            The increase in acquisition expenses compared to the six months ended June 30, 2002 resulted primarily from a larger volume of business earned in the six months ended June 30, 2003. The increase in the acquisition expense ratio during the first six months of 2003 compared to the same period in 2002 was due to a shift in the business mix between proportional and non-proportional treaties and an increase in treaties written through brokers. Proportional treaties and treaties written through brokers  typically carry higher acquisition expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

Gross and net premiums written and net premiums earned for the six months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$155.1	$78.2
Net premiums written	147.8	73.8
Net premiums earned	142.5	66.5

            The increases in gross and net premiums written and net premiums earned for the 2003 period compared to the same period during 2002 resulted primarily from the Company taking advantage of the disruption observed in the European life insurance and reinsurance market as the poor performance of equity markets in the last three years reduced the capital available in the industry. In addition, life (re)insurers suffered losses on certain of their investment-related lines of business.

            Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the six months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Life policy benefits	$132.4	$58.1
Acquisition expenses	23.6	15.2

            The increase in life policy benefits for the 2003 period compared to the same period during 2002 resulted primarily from the growth in exposure due to a growing book of business. Acquisition expenses have increased at a lower rate than losses in the first six months of 2003 due to the increase in earned premiums on a treaty that carries lower acquisition costs.

Premium distribution by line of business

            The distribution of net premiums written by line of business, for all segments, for the six months ended June 30, 2003 and 2002 was as follows:

	2003%	2002%

Non-Life
Property and Casualty
Property	20	20
Casualty	20	16
Motor	10	11
Worldwide Specialty
Agriculture	3	5
Aviation/Space	6	6
Catastrophe	14	18
Credit/Surety	5	4
Engineering/Energy	7	5
Marine	2	3
Special Risk	6	6
Other	—	1
Life	7	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are recognized as written at the inception of the treaty rather than over the treaty period. The above percentages of net premiums written for the catastrophe line of business, which is written predominantly on a non-proportional basis, are higher than what can be expected for the year because a significant portion of each year’s catastrophe premiums was written in the first six months. The comparison of the distribution of net premiums written by line of business for the six months ended June 30, 2003 and 2002 shows how the lines of business grew relative to each other. The relative increase in the casualty, credit/surety, engineering/energy and life lines of business in the first six months of 2003 reflects a faster growth in those lines as a result of the Company’s taking advantage of better pricing, terms and conditions during the 2003 renewals. The relative decrease in the catastrophe line of business in the six months ended June 30, 2003 is attributable to the limits set by Management over the Company’s overall catastrophe exposure, which resulted in slower growth in this line. The relative decrease in the motor, agriculture and marine lines of business in the six months ended June 30, 2003 is attributable to a slower growth in these lines compared to the overall growth. The relative decrease in the agriculture line of business in the first six months of 2003 reflects a flat level of net premiums written in this line as the Company selectively did not renew treaties whose pricing, terms and conditions did not meet the Company’s profitability objectives.

            The distribution of gross premiums written by type of business for the six months ended June 30, 2003 and 2002 was as follows:

	2003%	2002%

Non-life Segment
Proportional	44	43
Non-Proportional	42	43
Facultative	7	8
Life Segment
Proportional	6	5
Non-Proportional	1	1

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

            The geographic distribution of gross premiums written for the six months ended June 30, 2003 and 2002 was as follows:

	2003%	2002%

Europe	41	36
North America	43	47
Asia, Australia, New Zealand	11	11
Latin America and the Caribbean	4	5
Africa	1	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in Europe and North America during the first six months of 2003. The strengthening of the Euro against the U.S. dollar also contributed to the increase in Europe for the 2003 period.

Investment Results

            Net investment income and net realized investment gains (losses) for the six-month periods ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Net investment income	$125.5	$118.2
Net realized investment gains (losses)	65.5	(14.2)

            Net investment income for the six months ended June 30, 2003 increased by 6.2% compared to the 2002 period. The increase in net investment income is primarily due to the positive effect of the decline of the U.S. Dollar against the Euro and other currencies. In the first six months of 2003 the Company had a larger volume of invested assets resulting from positive operating cash flow throughout 2002 and the first six months of 2003; however, the lower yield earned on invested assets has significantly offset the positive effect of the increase in the asset base. The average yield to maturity on the Company’s fixed income investment portfolio was 3.5% at June 30, 2003 compared to 4.7% at June 30, 2002. In order to protect the Company’s book value against the negative impact of a potential increase in interest rates, Management has increased the amount of cash held and this, combined with the overall decrease in market interest rates in the last two years, explains the decrease of the portfolio yield to maturity in the first six months of 2003 compared to the same period in 2002.

            The components of net investment income for the six-month periods ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Fixed maturities, short-term investments, cash and cash equivalents	$100.2	$103.5
Equities	8.5	8.0
Funds held and other	22.0	14.1
Total return and interest rate swaps	1.3	0.1
Investment expenses	(6.5)	(7.5)

Net investment income	$125.5	$118.2

            Net realized investment gains and losses on sales of investments are generally a function of the timing of dispositions of available for sale fixed maturities and equity securities, charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio, changes in the market value of trading securities, fair value adjustments on total return and interest rate swaps, and the net ineffectiveness of the Company’s currency hedging activities. As the Company has transferred the management of most fixed income assets in-house, there was a higher than normal level of sale activity during the first six months of 2003 to reposition the fixed income portfolio to reflect the Company’s preferred asset allocation. Since most of the securities in the fixed income portfolio carry unrealized gains, the sale of securities generated realized investment gains.

            The net realized gains of $65.5 million recorded during the first half-year of 2003 included gross realized losses in the amount of $26.3 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $14.6 million and $11.7 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $1.4 billion and $28.3 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            The components of net realized investment gains or losses for the six-month periods ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Net realized gains (losses) on available-for-sale securities, excluding other-than-temporary impairments	$85.7	$(14.3)
Other-than-temporary impairments	(29.9)	(2.4)
Net realized gains (losses) on trading securities	3.5	(2.0)
Change in net unrealized holding gains (losses) on trading securities	4.7	(0.2)
Net realized (losses) gains on designated hedging activity	(6.2)	0.2
Net realized gains on undesignated hedging activity	9.3	3.5
Other realized and unrealized investment (losses) gains	(1.6)	1.0

Net realized investment gains (losses)	$65.5	$(14.2)

Results of Operations—for the Three Months Ended June 30, 2003 and 2002

            The next section provides a detailed analysis of the Company’s operating performance for the three-month periods ended June 30, 2003 and 2002.

Results by Segment

Non-life Segment

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

US Property and Casualty

            Gross and net premiums written and net premiums earned for the three months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$221.4	$176.1
Net premiums written	221.3	176.0
Net premiums earned	214.9	136.6

            Through the three months ended June 30, 2003, the Company continued to observe a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company has remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended June 30, 2003 increased by 25.7%, 25.8% and 57.3%, respectively, compared to the three months ended June 30, 2002. This growth resulted primarily from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the casualty line. The stronger increase in net premiums earned reflects the increase in net premiums written during the first half-year of 2003 as well as the growth in net premiums written during the latter half of 2002.

            Losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), were as follows for the three-month periods ended June 30, 2003 and 2002 ($ millions except ratios):

	2003	2002

Losses and loss expenses	$147.8	$105.8
Acquisition expenses	57.1	35.2

Loss and loss expense ratio	68.7%	77.4%
Acquisition expense ratio	26.6	25.7

Technical ratio	95.3%	103.1%

            The increase in losses and loss expenses for the three months ended June 30, 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. The decrease in the corresponding loss and loss expense ratio for the second quarter of 2003 compared to the same period in 2002 reflects strong results in all lines despite the larger volume of casualty business earned in the 2003 period. Casualty treaties typically carry a higher loss and loss expense ratio given the nature of the risks reinsured.

            The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the three months ended June 30, 2003. The increase in the acquisition expense ratio during the second quarter of 2003 resulted from an increase in the business earned related to proportional treaties, which typically carry a higher acquisition expense ratio than non-proportional treaties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Global (Non-US) Property and Casualty

            Gross and net premiums written and net premiums earned for the three months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$181.7	$111.8
Net premiums written	185.5	109.6
Net premiums earned	214.6	137.7

            During the three months ended June 30, 2003, the Company continued to observe a combination of rate increases and improved terms and conditions in the property, casualty and motor markets in most countries. The turmoil in the financial markets and the downgrading of other major reinsurers provided opportunities for the Company. As a result, the Company was able to increase its shares on existing treaties and grow its book of business during the April 2003 renewals. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. Gross and net premiums written and net premiums earned for the three months ended June 30, 2003 increased by 62.5%, 69.2% and 55.8%, respectively, compared to the three months ended June 30, 2002. Growth in this sub-segment resulted from a  combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the property lines. The strengthening of the Euro against the U.S. dollar also contributed to this increase.

            Losses and loss expenses incurred, and the corresponding loss and loss expense ratio, and acquisition costs, and the corresponding acquisition expense ratio, were as follows for the three-month periods ended June 30, 2003 and 2002 ($ millions except ratios):

	2003	2002

Losses and loss expenses	$145.4	$100.3
Acquisition expenses	56.6	34.6

Loss and loss expense ratio	67.8%	72.9%
Acquisition expense ratio	26.4	25.2

Technical ratio	94.2%	98.1%

            The increase in losses and loss expenses for the three months ended June 30, 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. The decrease in the loss and loss expense ratio reflects the improved market conditions seen by the Company in all lines during the 2002 and 2003 renewals.

            The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the three months ended June 30, 2003. The increase in the acquisition expense ratio for the second quarter of 2003 was due the increase in business earned on proportional treaties, which typically carry higher acquisition expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

            Gross and net premiums written and net premiums earned for the three months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$366.1	$245.0
Net premiums written	366.1	244.3
Net premiums earned	366.0	257.4

            Through the second quarter of 2003, the Company continued to see improvements in terms and conditions in most specialty lines and stable conditions in other lines and the beginning of softening market conditions in commercial aviation. The Company has attempted to take advantage of the rate increases and improved terms and conditions it has seen in this sub-segment. Despite the improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital within this segment to lines where prices and conditions were the most attractive. Gross and net premiums written and net premiums earned for the three months ended June 30, 2003 increased by 49.4%, 49.9% and 42.2%, respectively, compared to the three months ended June 30, 2002. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the engineering/energy, credit/surety, non-U.S. specialty casualty (part of special risk line) and aviation lines. The strengthening of the Euro against the U.S. dollar also contributed to this increase. The Company selectively purchases retrocession protection as part of its overall risk management process.

            Losses and loss expenses incurred, and the corresponding loss and loss expense ratio, and acquisition costs, and the corresponding acquisition expense ratio, were as follows for the three-month periods ended June 30, 2003 and 2002 ($ millions except ratios):

	2003	2002

Losses and loss expenses	$201.9	$145.2
Acquisition expenses	73.5	44.1

Loss and loss expense ratio	55.2%	56.4%
Acquisition expense ratio	20.0	17.1

Technical ratio	75.2%	73.5%

            The increase in losses and loss expenses for the three months ended June 30, 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic or other large losses. The decrease in the corresponding loss and loss expense ratio for the second quarter of 2003 reflects strong results in most lines, primarily in the catastrophe, aviation, energy, non-U.S. specialty property (part of special risk line) and credit/surety lines while the same period of 2002 included a higher than usual loss level in the credit/surety line.

            The increase in acquisition expenses compared to the three months ended June 30, 2002 resulted primarily from a larger volume of business earned in the three months ended June 30, 2003. The increase in the acquisition expense ratio in the second quarter of 2003 compared to the same period in 2002 resulted primarily from a shift in the business mix between proportional and non-proportional treaties and an increase in treaties written through brokers. Proportional treaties and treaties written through brokers typically carry higher acquisition expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

            Gross and net premiums written and net premiums earned for the three months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Gross premiums written	$68.1	$34.8
Net premiums written	66.0	33.4
Net premiums earned	67.3	34.0

            The increases in gross and net premiums written and net premiums earned for the 2003 period compared to the same period during 2002 resulted primarily from the Company taking advantage of the disruption observed in the European life insurance and reinsurance market as the poor performance of equity markets in the last three years reduced the capital available in the industry. In addition, life (re)insurers suffered losses on certain of their investment-related lines of business.

            Life policy benefits and acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) incurred for the three months ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Life policy benefits	$59.2	$30.5
Acquisition expenses	14.4	6.8

            The increase in life policy benefits for the 2003 period compared to the same period during 2002 resulted primarily from the growth in exposure due to a growing book of business. Acquisition expenses have increased at a lower rate than losses in the three months ended June 30, 2003 due to the increase in earned premiums on a treaty that carries lower acquisition costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by line of business

            The distribution of net premiums written by line of business, for all segments, for the three months ended June 30, 2003 and 2002 was as follows:

	2003%	2002%

Non-Life
Property and Casualty
Property	22	23
Casualty	19	18
Motor	8	10
Worldwide Specialty
Agriculture	5	6
Aviation/Space	8	9
Catastrophe	7	10
Credit/Surety	7	5
Engineering/Energy	9	6
Marine	2	2
Special Risk	5	4
Other	—	1
Life	8	6

            The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. The comparison of the distribution of net premiums written by line of business for the three months ended June 30, 2003 and 2002 shows how the lines of business grew relative to each other. The relative increase in the casualty, credit/surety, engineering/energy, special risk and life lines of business in the second quarter of 2003 reflects a faster growth in those lines as a result of the Company’s taking advantage of better pricing, terms and conditions during the 2003 renewals. The relative decrease in the catastrophe line of business in the three months ended June 30, 2003 is attributable to the limits set by Management over the Company’s overall catastrophe exposure, which resulted in slower growth in this line. The relative decrease in the property, motor, agriculture and aviation/space lines of business in the three months ended June 30, 2003 is attributable to a slower growth in these lines compared to the overall growth.

            The distribution of gross premiums written by type of business for the three months ended June 30, 2003 and 2002 was as follows:

	2003%	2002%

Non-life Segment
Proportional	55	55
Non-Proportional	28	31
Facultative	9	8
Life Segment
Proportional	7	6
Non-Proportional	1	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

            The geographic distribution of gross premiums written for the three months ended June 30, 2003 and 2002 was as follows:

	2003%	2002%

Europe	36	32
North America	45	49
Asia, Australia, New Zealand	14	14
Latin America and the Caribbean	4	4
Africa	1	1

            Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in Europe and North America during the second quarter of 2003. The strengthening of the Euro against the U.S. dollar also contributed to the increase in Europe for the 2003 period.

Investment Results

            Net investment income and net realized investment gains (losses) for the three-month periods ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Net investment income	$63.8	$59.5
Net realized investment gains (losses)	24.5	(6.3)

            Net investment income for the three months ended June 30, 2003 increased by 7.2% compared to the 2002 period. The increase in net investment income is primarily due to the positive effect of the decline of the U.S. Dollar against the Euro and other currencies. In the second quarter of 2003 the Company had a larger volume of invested assets resulting from positive operating cash flow throughout 2002 and the first half-year of 2003; however, the lower yield earned on invested assets has significantly offset the positive effect of the increase in the asset base. The average yield to maturity on the Company’s fixed income investment portfolio was 3.5% at June 30, 2003 compared to 4.7% at June 30, 2002. In order to protect the Company’s book value against the negative impact of a potential increase in interest rates, Management has increased the amount of cash held in the portfolio and this, combined with the overall decrease in market interest rates in the last two years, explains the decrease of the portfolio yield to maturity in the second quarter of 2003 compared to the same period in 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            The components of net investment income for the three-month periods ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Fixed maturities, short-term investments, cash and cash equivalents	$50.8	$51.9
Equities	4.6	3.9
Funds held and other	10.9	7.6
Total return and interest rate swaps	0.8	0.2
Investment expenses	(3.3)	(4.1)

Net investment income	$63.8	$59.5

            Net realized investment gains and losses on sales of investments are generally a function of the timing of dispositions of available for sale fixed maturities and equity securities, charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio, changes in the market value of trading securities, fair value adjustments on total return and interest rate swaps, and the net ineffectiveness of the Company’s currency hedging activities. As the Company has transferred the management of most fixed income assets in-house, there was a higher than normal level of sale activity during the second quarter of 2003 to complete the repositioning of the fixed income portfolio to reflect the Company’s preferred asset allocation. Since most of the securities in the fixed income portfolio carry unrealized gains, the sale of securities generated realized investment gains.

            The net realized gains of $24.5 million recorded during the second quarter of 2003 included gross realized losses in the amount of $8.7 million and the approximate aggregate fair value of securities sold at a loss during the second quarter was $628.4 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $4.4 million and $4.3 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $615.7 million and $12.7 million, respectively.

            The components of net realized investment gains or losses for the three-month periods ended June 30, 2003 and 2002 were as follows ($ millions):

	2003	2002

Net realized gains (losses) on available-for-sale securities, excluding other-than-temporary impairments	$41.0	$(8.2)
Other-than-temporary impairments	(23.9)	(0.8)
Net realized gains (losses) on trading securities	3.4	(1.6)
Change in net unrealized holding gains (losses) on trading securities	4.2	(1.6)
Net realized (losses) gains on designated hedging activity	(7.0)	0.6
Net realized gains on undesignated hedging activity	8.6	4.2
Other realized and unrealized investment (losses) gains	(1.8)	1.1

Net realized investment gains (losses)	$24.5	$(6.3)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition and Liquidity and Capital Resources

     Shareholders’ Equity and Capital Management

            Shareholders’ equity at June 30, 2003 was $2,398.4 million compared to $2,077.2 million at December 31, 2002. The major factors influencing the level of shareholders’ equity in the six-month period ended June 30, 2003 were:

•	net income of $246.3 million;

•	dividend of $50.3 million;

•

an increase in common shares and additional paid-in capital of $8.6 million, due to the issuance of common shares under the Company’s employee stock purchase plan and through the exercise of stock options;

•	a net increase in preferred shares and additional paid-in capital of $38.7 million, due to the redemption of the Series A preferred shares and the issuance of the Series C preferred shares;

•	payments of $2.4 million under the purchase contracts for common shares;

•	the $28.0 million positive effect of the currency translation adjustment resulting from the weakening of the U.S. dollar against the Euro; and

•	a $52.2 million increase in net unrealized gains on investments, net of deferred taxes, recorded in equity.

            The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the three months ended June 30, 2003, the Company did not repurchase common shares. As of June 30, 2003, approximately 4.2 million common shares remain authorized for repurchase under the Company’s current repurchase program.

            In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares will be cumulative from the date of issuance and are payable quarterly in arrears, starting September 1, 2003. A portion of the net proceeds from the sale has been used to redeem the Company’s existing 8% Series A Preferred Shares (“Series A preferred shares”). The remaining net proceeds will be used for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            The table below sets forth the capital structure of the Company at June 30, 2003 and December 31, 2002 ($000’s):

	June 30, 2003%		December 31, 2002%

Capital Structure:
Long-term debt	$220,000	7%	$220,000	8%
Trust Preferred Securities	200,000	7	200,000	7
Series B Cumulative Redeemable Preferred Shares (PEPS)	200,000	7	200,000	7
Series A preferred shares (1) (2)	—	—	250,000	9
Series C preferred shares (1) (2)	290,000	10	—	—
Common Shareholders’ Equity	2,108,395	69	1,827,182	69

Total Capital	$3,018,395	100%	$2,697,182	100%

(1)	See Note 2 to the Condensed Consolidated Financial Statements on page 7 for information relating to the 8% Series A preferred shares and 6.75% Series C preferred shares.
(2)	Stated at their liquidation value

     Assets

            At June 30, 2003, total assets were $10,513.1 million compared to total assets of $8,738.0 million at December 31, 2002. Total invested assets, including cash and cash equivalents, were $6,474.8 million as at June 30, 2003 compared to $5,412.1 million at December 31, 2002. The major factors influencing the change in cash and invested assets in the six-month period ended June 30, 2003 were:

•	net cash provided by operating activities of $495.4 million;

•	increase in unsettled security trades as of $297.5 million;

•

dividend and distribution payments on common and preferred shares and Mandatorily Redeemable Preferred Securities totaling $65.0 million including the $7.8 million dividend resulting from the redemption of the Series A preferred shares and excluding dividends accrued but not paid;

•	cash receipts for the issue of common shares aggregating $8.6 million;

•

net cash receipts of $38.7 million from the issuance of Series C preferred shares in the amount of $280.9 million and after the redemption of Series A preferred shares in the amount of $242.2 million excluding the $7.8 million dividend included above;

•	increase of $130.5 million in net unrealized gains on investments, adjusted to exclude realized gains or losses on sales of securities that do not change the total market value of invested assets; and

•	the positive impact of the weaker U.S. dollar relative to the Euro as it relates to conversion of PartnerRe SA’s investments and cash balances into US dollars.

            At June 30, 2003 and December 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had an  expected duration of 3.4 years and 3.3 years, respectively. As at June 30, 2003, approximately 93% of the fixed income portfolio was rated investment grade (BBB- or higher) compared to 94% as at December 31, 2002. At June 30, 2003 and December 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.5%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Liabilities

            At June 30, 2003 and December 31, 2002, the Company has recorded gross non-life reserves for unpaid losses and loss expenses of $4,100.7 million and $3,658.4 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $3,900.9 million and $3,440.6 million, respectively. The gross and net non-life reserves for unpaid losses and loss expenses have increased during the first half-year of 2003 primarily as a result of the increase in the volume of premiums earned during the period. During the first half-year of 2003, the Company incurred net non-life losses and loss expenses of $977.9 million and net non-life paid losses of $666.3 million. Additionally, the strengthening of most European currencies against the U.S. dollar during the first half-year resulted in an increase of the non-life reserves for unpaid losses and loss expenses of $148.7 million. Policy benefits for life and annuity contracts were $926.2 million and $816.0 million at June 30, 2003 and December 31, 2002, respectively. The increase in the value of policy benefits for life and annuity contracts between December 31, 2002 and June 30, 2003 resulted primarily from both the increase in the volume of premiums earned by the Company during the first half-year of 2003 and the strengthening of most European currencies against the US dollar during that period. The Company is maintaining its original net loss estimate of $400 million on the September 11 terrorist attack and has paid approximately $160.0 million in claims so far for this event.

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

     Liquidity

            Cash flow from operations for the six months ended June 30, 2003 increased to $495.4 million from $284.3 million in the same period in 2002. This increase is primarily attributable to the significant increase in business written by the Company during the 2003 renewals and a first half-year 2003 relatively free from catastrophic or other large loss payment.

            As a holding company, the Company relies primarily on cash dividends from Partner Reinsurance Company and PartnerRe SA, including its subsidiary, PartnerRe US (collectively the “reinsurance subsidiaries”) for its cash flow. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain reinsurance statutes of various US states in which PartnerRe US is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except that PartnerRe US would have to request regulatory approval prior to paying dividends.

            The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. Holding company operating expenses were $15.3 million, common dividends paid were $30.7 million and preferred dividends paid were $18.3 million for the first half-year of 2003, including the $7.8 million preferred dividends related to the redemption of the Series A preferred shares. The Company also paid $8.0 million on the PEPS units during the first half-year of 2003.

            PartnerRe US has $220.0 million in outstanding third party debt as well as $200.0 million of Trust Preferred stock outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe US paid interest of $6.4 million on the long-term debt and $8 million on the Trust Preferred stock during the first half-year of 2003. Payments under these two obligations are currently made from cash on hand at the US holding company.

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

            Some of the Company’s treaties contain special funding and termination clauses that are triggered in the event the Company is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedent.

            The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at June 30, 2003, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

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

ii.   maximum ratio of total debt to total capitalization of 35%. For the purposes of this covenant, “debt” does not include Trust Preferred and Mandatorily Redeemable Preferred Shares; and

iii.   a minimum consolidated tangible net worth of $1,250.0 million plus 50% of cumulative net income for the period from January 1, 2002 through the end of the most recently ended fiscal year. For the purpose of this covenant, “consolidated tangible net worth” includes Trust Preferred and Mandatorily Redeemable Preferred Shares and excludes goodwill. Minimum consolidated tangible net worth required at June 30, 2003 was $1,345.1 million.

            The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At June 30, 2003, the Company met all the covenants. Its total debt to total capitalization ratio was 7.3% and its consolidated tangible net worth (as defined under the terms of these facilities) was $2,368.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Currency

            The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the Euro. The Euro increased in value by 10% in the first six months of 2003 (from 1.05 to 1.15 U.S. dollar per Euro) thereby decreasing the aggregate currency translation loss of $30.8 million at December 31, 2002 to $2.8 million at June 30, 2003.

            The value of the U.S. dollar weakened approximately 10% against the Euro, 17% against the Canadian Dollar and 1% against the Japanese Yen, and increased 3% against the British Pound and 2% against the Swiss Franc in the first six months of 2003. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was an increase in the U.S. dollar value of the assets and liabilities denominated in Euro, Canadian dollars and Japanese Yen and a decrease for those assets and liabilities denominated in British Pound and Swiss Franc in the first six months of 2003.

            Net foreign exchange losses amounted to $0.3 million for the six months ended June 30, 2003 and $6.1 million for the corresponding 2002 period. Foreign exchange gains and losses are a function of i) the relative value of the U.S. dollar against other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s condensed consolidated income statement of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the Euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the Euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

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

            The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures are reasonably designed to be effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

            There were no significant changes in the Company’s internal controls or to the best of the Company’s knowledge in other factors that could significantly affect internal controls during the three months ended June 30, 2003.

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

            As of June 30, 2003, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

            In May 2003, the Company issued 11.6 million of 6.75% Series C preferred shares for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares are cumulative from the date of issuance and are payable quarterly in arrears, starting September 1, 2003. A portion of the net proceeds, in the amount of $250 million, from the sale has been used to redeem the Company’s existing 8% Series A Cumulative Preferred Shares which were fully redeemed on June 9, 2003. The remaining net proceeds will be used for general corporate purposes.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The annual General Meeting of Shareholders of the Company was held on May 22, 2003. The shareholders re-elected the existing Class I Directors, Robert Baylis and Jan H. Holsboer to hold office until the Annual General Meeting of shareholders in the year 2006 or until their successors are elected or appointed.

                    The number of votes cast For and Withheld for each of the above is set forth below:

	For	Withheld

Robert Baylis	42,142,181	21,393
Jan H. Holsboer	41,677,299	486,275

            Mr. Walter Kielholz did not stand for re-election as a Director and the vacancy was filled by the appointment of Mr. Kevin Twomey at a Board of Directors Meeting held on May 23, 2003. Mr. Twomey will serve as a Class I Director and will hold office until the Annual General Meeting of shareholders in the year 2006 or until his successor is elected or appointed.

            The term of office of the Company’s Class II Directors (Jean-Paul Montupet, John A. Rollwagen and Lucio Stanca), and its Class III Directors (Jürgen Zech, Rémy Sautter and Patrick A. Thiele), continue until the Company’s 2004 and 2005 Annual General Meetings, respectively.

            The shareholders voted in favor of approving the Non-Employee Director’s Stock Plan of the Company and to reserve 1,000,000 Common Shares for issuance under this plan by a vote of 35,804,895 For, 6,225,241 Against, 132,556 Abstaining.

            The shareholders also re-appointed Deloitte & Touche to serve as the Company’s auditor until the 2003 Annual General Meeting of shareholders by a vote of 40,926,907 For, 1,199,639 Against, 37,028 Abstaining.

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

10.1

First Amendment among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Agreement, and JPMorgan Chase Bank, dated as of December 23, 2002.

10.2

Second Amendment among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Agreement, and JPMorgan Chase Bank, dated as of June 18, 2003.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31	Section 302 Certifications

32	Section 906 Certifications

(b)  Reports on Form 8-K.

          Current Report on Form 8-K filed on August 5, 2003 under Item 12.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.
(Registrant)

By:		/s/ PATRICK A. THIELE

	Name:	Patrick A. Thiele
	Title:	President & Chief Executive Officer

Date: August 13, 2003

By:		/s/ ALBERT A. BENCHIMOL

	Name:	Albert A. Benchimol
	Title:	Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

Date: August 13, 2003

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

10.1

First Amendment among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Agreement, and JPMorgan Chase Bank, dated as of December 23, 2002.

10.2

Second Amendment among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Agreement, and JPMorgan Chase Bank, dated as of June 18, 2003.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31	Section 302 Certifications

32	Section 906 Certifications

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