Form 10-Q
period 2003-09-30
PARTNERRE LTD
filed 2003-11-14
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2003

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of November 7, 2003 was 53,648,451

PartnerRe Ltd.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of September 30, 2003 and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002 and of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Deloitte & Touche

Hamilton, Bermuda

November 3, 2003

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2003, $5,121,130; 2002, $3,998,382)	$5,255,480	$4,145,594
Short-term investments, available for sale, at fair value (amortized cost: 2003, $63,889; 2002, $3,787)	63,869	3,801
Equities, available for sale, at fair value (cost: 2003, $568,575; 2002, $493,893)	621,216	473,163
Trading securities, at fair value (cost: 2003, $117,031; 2002, $72,998)	123,211	75,284
Cash and cash equivalents, at fair value, which approximates amortized cost	758,478	710,640
Other invested assets	4,102	3,630

Total investments and cash	6,826,356	5,412,112
Accrued investment income	98,556	66,980
Reinsurance balances receivable	1,256,512	994,502
Reinsurance recoverable on paid and unpaid losses	208,820	216,681
Funds held by reinsured companies	825,674	726,722
Deferred acquisition costs	347,276	304,873
Deposit assets	502,857	359,606
Taxes recoverable	94,276	100,002
Goodwill	429,519	429,519
Other	127,423	126,977

Total Assets	$10,717,269	$8,737,974

Liabilities
Unpaid losses and loss expenses	$4,323,685	$3,658,416
Policy benefits for life and annuity contracts	960,371	815,978
Unearned premiums	1,188,288	869,925
Funds held under reinsurance treaties	30,859	32,359
Deposit liabilities	529,596	356,091
Long-term debt	220,000	220,000
Net payable for securities purchased	462,338	190,110
Accounts payable, accrued expenses and other	125,183	117,913
Mandatorily Redeemable Preferred Securities	200,000	—

Total Liabilities	8,040,320	6,260,792

Trust Preferred and Mandatorily Redeemable Preferred Securities	200,000	400,000

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2003, 53,638,131; 2002, 52,375,938)	53,638	52,376
Preferred shares (aggregate liquidation preference: 2003, $290,000,000; 2002, $250,000,000; par value $1.00, issued and outstanding: 2003, 11,600,000; 2002, 10,000,000;)	11,600	10,000
Additional paid-in capital	1,019,673	977,714
Deferred compensation	(159)	(261)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	153,481	119,605
Currency translation adjustment	(1,216)	(30,820)
Retained earnings	1,239,932	948,568

Total Shareholders’ Equity	2,476,949	2,077,182

Total Liabilities, Trust Preferred and Mandatorily Redeemable Preferred Securities and Shareholders’ Equity	$10,717,269	$8,737,974

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands, except per share data)

(Unaudited)

	For the three months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Revenues
Gross premiums written	$750,305	$575,581	$2,849,198	$1,990,099

Net premiums written	$743,525	$570,108	$2,817,132	$1,957,881
Decrease (increase) in unearned premiums	144,686	61,829	(259,837)	(280,802)

Net premiums earned	888,211	631,937	2,557,295	1,677,079
Net investment income	65,435	60,186	190,910	178,416
Net realized investment gains (losses)	13,110	791	78,566	(13,363)
Other income	2,869	1,540	6,129	3,564

Total Revenues	969,625	694,454	2,832,900	1,845,696
Expenses
Losses and loss expenses and life policy benefits	593,875	531,445	1,704,145	1,225,066
Acquisition costs	198,034	136,965	569,354	361,679
Other operating expenses	62,618	41,030	171,967	117,695
Interest expense	6,113	3,267	12,539	9,693
Net foreign exchange losses (gains)	972	(812)	1,267	5,279

Total Expenses	861,612	711,895	2,459,272	1,719,412

Income (Loss) before distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities and taxes	108,013	(17,441)	373,628	126,284
Distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities	4,010	6,815	17,640	20,445
Income tax (benefit) expense	(12,862)	3,679	(7,162)	3,929

Net income (loss)	116,865	(27,935)	363,150	101,910
Preferred dividends	4,854	5,000	24,421	15,000

Net income (loss) available to common shareholders	$112,011	$(32,935)	$338,729	$86,910

Calculation of comprehensive income, net of tax:
Net income (loss) as reported	$116,865	$(27,935)	$363,150	$101,910
Change in unrealized gains or losses on investments	(18,284)	59,911	33,876	74,640
Change in currency translation adjustment	1,557	(4,765)	29,604	19,160

Comprehensive income	$100,138	$27,211	$426,630	$195,710

Per share data:
Earnings per common share:
Basic net income (loss)	$2.09	$(0.65)	$6.38	$1.73
Weighted average number of common shares outstanding	53,636.4	50,328.5	53,091.6	50,285.8
Diluted net income (loss)	$2.08	$(0.65)	$6.30	$1.68
Weighted average number of common and common equivalent shares outstanding	53,952.0	50,328.5	53,800.9	51,652.7

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Common Shares	Preferred Shares	Additional Paid-In Capital	Deferred Compen- sation	Net Unrealized Gains on Investments, Net of tax	Currency Translation Adjustment	Retained Earnings	Total Share- holders’ Equity
Balance at December 31, 2002	$52,376	$10,000	$977,714	$(261)	$119,605	$(30,820)	$948,568	$2,077,182
Issue of common shares	1,262	—	8,442	—	—	—	—	9,704
Issue of preferred shares		11,600	269,265	—	—	—	—	280,865
Redemption of preferred shares (liquidation value of $250,000, see Note 2)		(10,000)	(232,163)	—	—	—	—	(242,163)
Adjustment on purchase contracts for common shares	—	—	(3,585)	—	—	—	—	(3,585)
Amortization of deferred compensation	—	—	—	102	—	—	—	102
Net unrealized gains for period	—	—	—	—	33,876	—	—	33,876
Currency translation adjustment	—	—	—	—	—	29,604	—	29,604
Net income	—	—	—	—	—	—	363,150	363,150
Dividends on common shares	—	—	—	—	—	—	(47,365)	(47,365)
Dividends on preferred share (see Note 2)	—	—	—	—	—	—	(24,421)	(24,421)

Balance at September 30, 2003	$53,638	$11,600	$1,019,673	$(159)	$153,481	$(1,216)	$1,239,932	$2,476,949

Balance at December 31, 2001	$50,164	$10,000	$885,678	$(397)	$24,023	$(58,043)	$836,684	$1,748,109
Issue of common shares	166	—	5,072	—	—	—	—	5,238
Adjustment on purchase contracts for common shares	—	—	(3,585)	—	—	—	—	(3,585)
Amortization of deferred compensation	—	—	—	102	—	—	—	102
Net unrealized gains for period	—	—	—	—	74,640	—	—	74,640
Currency translation adjustment	—	—	—	—	—	19,160	—	19,160
Net income	—	—	—	—	—	—	101,910	101,910
Dividends on common shares	—	—	—	—	—	—	(43,235)	(43,235)
Dividends on preferred shares	—	—	—	—	—	—	(15,000)	(15,000)

Balance at September 30, 2002	$50,330	$10,000	$887,165	$(295)	$98,663	$(38,883)	$880,359	$1,887,339

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Cash Flows From Operating Activities
Net income	$363,150	$101,910
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	16,235	(2,707)
Net realized investment (gains) losses	(78,566)	13,363
Changes in:
Unearned premiums	259,837	280,802
Reinsurance balances receivable	(144,658)	(302,142)
Unpaid losses and loss expenses including life policy benefits	594,656	455,746
Taxes recoverable	(8,204)	4,273
Other changes in assets and liabilities	(111,061)	(17,250)
Other items, net	(6,827)	11,448

Net cash provided by operating activities	884,562	545,443

Cash Flows From Investing Activities
Sales of fixed maturities	6,567,966	2,120,860
Redemptions of fixed maturities	655,691	220,557
Purchases of fixed maturities	(7,875,296)	(2,674,112)
Net (purchases) sales of short term investments	(60,048)	25,946
Sales of equities	86,134	131,892
Purchases of equities	(174,963)	(284,189)
Other	(11,266)	5,039

Net cash used in investing activities	(811,782)	(454,007)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(71,898)	(58,235)
Issue of common shares	9,704	5,238
Issue of preferred shares	280,865	—
Redemption of preferred shares	(242,163)	—
Adjustment on purchase contract for common shares	(3,585)	(3,585)

Net cash used in financing activities	(27,077)	(56,582)

Effect of exchange rate changes on cash	2,135	6,281
Increase in cash and cash equivalents	47,838	41,135
Cash and cash equivalents—beginning of period	710,640	451,614

Cash and cash equivalents—end of period	$758,478	$492,749

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these condensed consolidated financial statements reflect all the normal recurring adjustments and estimates necessary for a fair presentation of the Company’s financial position at September 30, 2003 and December 31, 2002 and its results of operations for the three and nine-month periods ended September 30, 2003 and 2002 and shareholders’ equity and cash flows for the nine months then ended. Actual results could differ from those estimates and results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report to Shareholders.

2. Recent Development

In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares can not be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares are cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale, in the amount of $250 million, has been used to redeem the Company’s existing 8% Series A Preferred Shares (“Series A preferred shares”). The remaining net proceeds were used for general corporate purposes.

While the redemption of the Series A preferred shares had no impact on the net income of the Company, the difference between the aggregate liquidation value and the carrying value of the Series A preferred shares, which totalled $7.8 million, was treated as a dividend on preferred shares and resulted in a $7.8 million reduction to the net income available to common shareholders, which is used in the calculation of earnings per share for the nine-month period ended September 30, 2003.

3. Change in Accounting Policy

In December 2002, the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company currently uses four types of equity-based compensation; stock options, restricted stock, restricted stock units (RSU’s), and stock issued under the Company’s employee stock purchase plan. The Company’s adoption in 2003, of the fair-value provisions of SFAS 123, as amended by SFAS 148, resulted in the recognition in net income of an expense corresponding to the fair value of the Company’s stock options that were granted during the first nine months of 2003. The expense is recognized in net income over the vesting period of the stock options. The Company has elected to use the prospective transition method as described in SFAS 123, which results in the expensing of options granted subsequent to January 1, 2003. Under the provisions of SFAS 123, options were valued at fair value on the date of grant using a Black-Scholes option-valuation model that considered, as at the date of grant, the exercise price and expected life of the option, the current price of the Company’s common share and its expected volatility, expected dividends on the common shares, and the risk-free interest rate for the expected life of the option. The adoption of the fair-value provision of SFAS 123 resulted in a charge to net income of $2.2 million, or $0.04 per diluted share, in the first nine months of 2003.

Prior to April 1, 2003, the Company accounted for equity-based compensation under the intrinsic-value provisions of Accounting Principles Board No. 25 (“APB 25”) and although the Company did not recognize the fair value of equity-based compensation in its

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

results, the Company disclosed pro-forma net income and earnings per share that reflected the effect of expensing all equity-based compensation. The effect of the Company’s adoption of the fair-value provision of SFAS 123 on net income and earnings per share for the three-month period ended March 31, 2003 was as follows ($ thousands, except per share data):

For the three months ended March 31, 2003
Net income available to common shareholders:
As reported	$119,632
As restated	$119,369
Per share data:
Basic net income as reported	$2.28
Basic net income as restated	$2.28
Diluted net income as reported	$2.23
Diluted net income as restated	$2.22

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding equity-based compensation for the three-month and nine-month periods ended September 30, 2003 and 2002 ($ thousands, except per share data):

	For the three months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Net income (loss) available to common shareholders:
As reported	$112,011	$(32,935)	$338,729	$86,910
Add: Stock-related compensation expense included in net income as reported	$840	$—	$2,165	$—
Less: Total stock-related compensation expense determined under fair-value method for all grants	$2,827	$2,403	$8,592	$6,671

Pro forma	$110,024	$(35,338)	$332,302	$80,239
Net income (loss) per common share:
Basic
As reported	$2.09	$(0.65)	$6.38	$1.73
Pro forma	$2.05	$(0.70)	$6.26	$1.60
Diluted
As reported	$2.08	$(0.65)	$6.30	$1.68
Pro forma	$2.04	$(0.70)	$6.18	$1.55
Weighted average assumptions used:
Risk-free interest rate	4.1%	4.1%	3.7%	5.0%
Expected life	7 years	7 years	7 years	7 years
Expected volatility	25%	25%	25%	25%
Dividend yield	2%	2%	2%	2%

4. New Accounting Pronouncements

During the third quarter of 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As a result of the adoption of SFAS 150, the Company has reclassified its Mandatorily Redeemable Preferred Securities as liabilities on its September 30, 2003 balance sheet. The Company also reclassified distributions related to these securities to interest expense on the income statement for the three months ended September 30, 2003. This new presentation had no impact on the Company’s equity, capitalization, book value and results for all periods presented. In October 2003, the FASB deferred for an indefinite period the application of SFAS 150 to certain non-controlling interests that are classified as equity in the financial statements of an entity’s subsidiary until it could consider certain implementation issues associated with the measurement and recognition for these non-controlling interests. This deferral applies to the Company’s Trust Preferred securities.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial position.

In February 2003, the Derivatives Implementation Group of the FASB issued SFAS 133 Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments.” This new guidance addresses the potential for embedded derivatives within funds held balances relating to certain reinsurance contracts. The guidance will be effective for fiscal quarters beginning after September 15, 2003. At September 30, 2003 the carrying value of funds held balances containing such arrangements was $447.5 million. For these balances the Company is in the process of determining the nature of each embedded derivative, the appropriate valuation of such derivatives and the effect that the adoption of this new guidance will have on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” and in October 2003 issued a FASB Staff Position (FSP) deferring the effective date for applying the provisions of FIN 46 and an exposure draft (the “Interpretation”), “Consolidation of Variable Interest Entities a modification of FASB Interpretation No. 46” to clarify and provide certain limited-scope exceptions to the application of FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The Interpretation contains technical corrections and addresses implementation issues that have arisen since the issuance of FIN 46. The application date of FIN 46, as modified by the FSP, applies in the first reporting period ending after December 15, 2003 while certain of the disclosure requirements apply to all financial statements issued after January 31, 2003. The proposed Interpretation would also be effective for the first reporting period ending after December 15, 2003. The Company is in the process of determining the effect that the adoption of this new guidance will have on its results of operations or financial position.

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

5. Weather Derivatives

In the normal course of its operations, the Company enters into weather related transactions that are structured as either traditional reinsurance or as derivatives depending upon the nature of the underlying risk. When those transactions are structured as derivatives, the derivatives are marked to market through the net realized investment gain and loss line on the Company’s Condensed Consolidated Statement of Operations, in accordance with Emerging Issue Task Force Issue No. 99-2.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Credit Agreement

In June 2003, the Company renewed its syndicated, unsecured 364-day credit facility on substantially the same terms and conditions except for an increase in the lenders’ commitment from $600 million to $700 million. The customary default and cross default provisions remained unchanged. This facility is used primarily for the issuance of letters of credit. At September 30, 2003, irrevocable letters of credit were issued under the terms of certain reinsurance agreements in the amount of $293 million in respect of reported loss and unearned premiums reserves.

7. Segment Information

The Company monitors the performance of its underwriting operations in two major segments, Non-life and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty and Worldwide Specialty. Sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The U.S. Property and Casualty sub-segment is comprised of property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment is comprised of property, casualty and motor business generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, and other lines. The Life segment includes life, health and annuity lines of business generally written outside of the United States.

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

Management measures segment results for the Non-life sub-segments on the basis of the “technical ratio”, which is obtained by dividing the sum of the loss and loss adjustment expenses and acquisition costs by net premiums earned. The technical ratio differs from the combined ratio as it does not include the impact of other operating expenses. Management measures segment results for the Life segment on the basis of “allocated life technical result” which includes revenues from net premiums earned and allocated investment income and expenses from loss and loss expenses and acquisition costs. The following table provides a summary of the segment revenues and results for the three-month and nine-month periods ended September 30, 2003 and 2002 ($ millions except ratios):

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
NON-LIFE SEGMENT
U.S. Property and Casualty
Net premiums written	$198.6	$125.0	$737.6	$475.1
Net premiums earned	213.1	142.1	623.8	399.2
Loss and loss expense ratio (1)	78.0%	77.9%	72.4%	74.2%
Acquisition expense ratio (2)	24.8	27.9	25.7	26.9

Technical ratio (3)	102.8%	105.8%	98.1%	101.1%

Global (Non-U.S.) Property and Casualty
Net premiums written	$165.0	$139.8	$655.4	$450.3
Net premiums earned	193.6	151.0	610.0	410.0
Loss and loss expense ratio (1)	86.0%	89.7%	73.7%	79.4%
Acquisition expense ratio (2)	27.8	23.1	26.1	23.9

Technical ratio (3)	113.8%	112.8%	99.8%	103.3%

Worldwide Specialty
Net premiums written	$319.3	$271.6	$1,215.7	$925.0
Net premiums earned	416.3	303.7	1,115.8	766.3
Loss and loss expense ratio (1)	48.8%	83.8%	54.9%	67.1%
Acquisition expense ratio (2)	18.6	18.2	19.1	17.5

Technical ratio (3)	67.4%	102.0%	74.0%	84.6%

TOTAL NON-LIFE SEGMENT
Gross premiums written	$687.9	$539.8	$2,631.7	$1,876.1
Net premiums written	682.9	536.4	2,608.7	1,850.4
Net premiums earned	823.0	596.8	2,349.6	1,575.5
Loss and loss expense ratio (1)	65.1%	83.9%	64.4%	72.1%
Acquisition expense ratio (2)	22.4	21.8	22.7	21.5

Technical ratio (3)	87.5	105.7	87.1	93.6
Other overhead expense ratio (4)	7.1	6.3	6.8	6.9

Combined ratio (5)	94.6%	112.0%	93.9%	100.5%

LIFE SEGMENT
Gross premiums written	$62.4	$35.8	$217.5	$114.0
Net premiums written	60.6	33.7	208.4	107.5
Net premiums earned	65.2	35.1	207.7	101.6

Life technical result (6)	$(6.6)	$(2.7)	$(20.1)	$(9.5)
Allocated investment income	12.1	8.0	36.0	21.9

Allocated life technical result	$5.5	$5.3	$15.9	$12.4

(1)	Loss and loss expense ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition expense ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss and loss expense ratio and the acquisition expense ratio.
(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the loss and loss expense ratio and expense ratio. The expense ratio is defined as the sum of the acquisition expense ratio and the other overhead expense ratio.
(6)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Reconciliation of technical result to Net Income (Loss):
U.S. Property and Casualty	$(6.0)	$(8.3)	$12.0	$(4.5)
Global (Non-U.S.) Property and Casualty	(26.8)	(19.3)	1.4	(13.5)
Worldwide Specialty	135.7	(6.2)	290.5	117.8

Non-life technical result	$102.9	$(33.8)	$303.9	$99.8
Life technical result	(6.6)	(2.7)	(20.1)	(9.5)

Total technical result	$96.3	$(36.5)	$283.8	$90.3
Other operating expenses	(62.6)	(41.0)	(172.0)	(117.7)
Net investment income	65.4	60.2	190.9	178.4
Other income	2.9	1.5	6.1	3.6
Interest expense	(6.1)	(3.3)	(12.5)	(9.7)
Net foreign exchange gains (losses)	(1.0)	0.8	(1.3)	(5.3)
Income tax benefit on operating income	8.6	1.9	6.8	5.7
Distribution related to Trust Preferred and Mandatorily Redeemable Preferred Shares	(4.0)	(6.8)	(17.6)	(20.4)
Net realized investment gains (losses), net of tax	17.4	(4.7)	78.9	(23.0)

Net income (loss)	$116.9	$(27.9)	$363.1	$101.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the unaudited consolidated financial condition at September 30, 2003 and results of operations of PartnerRe Ltd. (the “Company”) for the three and nine-month periods ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2002 and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The unaudited condensed consolidated financial statements at and for the three and nine-month periods ended September 30, 2003 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon management’s assumptions and expectations concerning the potential effect on the Company of future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as:

(1) the occurrence of catastrophic events or other reinsured events with a frequency or severity exceeding our expectations;

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

(14) actions by rating agencies that might impact the Company’s ability to continue to write existing business or write new business; or

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

Critical Accounting Policies

See the discussion of the Company’s Critical Accounting Policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in the Company’s 2002 Annual Report to Shareholders.

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

The Company writes other lines of business that can be affected by large losses, including property, casualty, motor, agriculture, aviation/space, credit/surety, marine, engineering/energy, special risk, other lines and life/annuity and health. The Company endeavors to manage its exposure to catastrophe and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone defined by the Company and attempting to limit its exposure to per risk reinsurance, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance. Despite the Company’s efforts to manage its exposure to catastrophe and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones or changes in the relative frequency or severity of catastrophic or other large loss events could have a material adverse effect on the Company’s financial condition or results of operations. Should the Company incur a substantial catastrophe loss, its ability to write future business may be impacted.

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

In 2000, the cumulative impact of several years of declining profitability, punctuated by the large European storms Lothar and Martin at the end of 1999, led to an improvement in pricing, which gained momentum into 2001. The large loss events of 2001, including the terrorist attack of September 11 and the Enron bankruptcy, in conjunction with steep declines in interest rates and equity values, added to the pressure for improvements in insurance and reinsurance pricing and improved terms and conditions. The Company observed in January 2002 the strongest renewal season in over five years. Market conditions remained strong throughout 2002 and continued into the 2003 renewal season. While pricing remains strong across most lines, the Company believes that the pricing momentum seen today will not be sustained during the 2004 renewals. Interest rates and investment returns remained low during 2002 and 2003 and this tempered the industry’s ability to replenish capital quickly. In 2002 and 2003 the industry also faced the challenge of multiple credit rating downgrades and many reinsurers tapped the capital markets to either replenish capital or increase their capital base to sustain growth in their operations in a favorable underwriting environment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Notwithstanding recent progress, there is no certainty as to how long the current market will last, or when increased competition will lead to declines in pricing adequacy and weakening terms and conditions. Management believes that reinsurance pricing generally follows loss cost trends, but that the lag between the loss trend cycle and the pricing cycle is affected by the availability of capital in the industry. As was demonstrated in the late 1990s, the growing capital of the industry forestalled a quick response to deteriorating loss trends and profitability. The cumulative pressures on industry capital, due to catastrophic losses, adverse reserve development, ongoing loss cost inflation, and steep declines in equity values in 2000-2001 ultimately led to an improvement in market conditions. While a number of companies exited certain lines of the reinsurance market altogether, other companies have been created in the aftermath of September 11. The total capital raised by these new companies in conjunction with new capital raised by existing companies was not substantial when compared to the capital lost by the industry over the last few years. However, this new capacity and the expected growth in retained earnings of the industry resulting from recent favorable market conditions should, at some point in the future, increase the level of available capital to a more adequate level. Management is unable to predict when improved capital levels or other developments in the economic, regulatory, or judicial environment would drive increased competition in the industry.

Results of Operations—for the Nine Months ended September 30, 2003 and 2002

Management measures performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income per share and return on equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Diluted net income per share is calculated using net income available to common shareholders, thereby focusing this measure on results for our common shareholders. Net income available to common shareholders is also used in the calculation of the Company’s diluted ROE, which is calculated by dividing net income available to common shareholders by the net book value of our common shareholders’ equity at the beginning of the year. The net book value of our common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity. ROE measures are presented on an annualized basis.

Net income available to common shareholders, diluted net income per common share and ROE for the nine months ended September 30, 2003 and 2002 were as follows (in millions of U.S. dollars except per share and return on equity figures):

	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Net income available to common shareholders	$338.7	$86.9
Diluted net income per share	$6.30	$1.68
Annualized return on beginning common shareholders’ equity	24.7%	7.7%

Net income available to common shareholders, diluted net income per share and return on beginning common shareholders’ equity for the 2003 period improved compared to the equivalent period of 2002 principally as a result of improved underwriting results and increases in realized investment gains.

Underwriting results increased from $90.3 million for the nine-month period ended September 30, 2002 to $283.8 million for the same period of 2003. Contributing to the improvement of underwriting results were the lack of large catastrophic losses in 2003 as well as improved market conditions. While the 2003 period was free of large catastrophic losses and other large losses, the 2002 period included a loss on the 2002 European floods of $120 million. The improvement in pricing, terms and conditions observed during the 2002 and 2003 renewals had positive effects in both 2003 and 2002 periods but more predominantly in the 2003 period since premiums written during the latter half of 2002 are earned during 2003.

The Company performs quarterly reviews of the adequacy of unpaid loss and loss expense reserves, taking into account current and historical reported claims information, industry information and trends, and other factors that could have an impact on the ultimate settlement value of claims incurred by the Company. The claims information reported to the Company in any one period can pertain to the current as well as prior years and can indicate an increase or a decrease in the losses anticipated by the cedant. This new information can influence the Company’s assessment of its ultimate loss ratios as well as the level of required loss and loss expense reserves currently held. Although the dollar value of emerging reported losses may not be significant on an individual basis, the Company monitors the accumulation of such individual losses (referred to as “attritional losses”) to identify trends that may be meaningful from a reserving standpoint. In any given quarter, the Company may increase its reserve estimates relating to claims of prior periods (referred to as “adverse development”), or it may reduce its reserves related to prior periods (referred to as “positive development”), depending on what information becomes available and is considered during the quarterly evaluation of reserves. The Company establishes loss and loss expense reserves for each of its segment independently. The Company has experienced no significant development in its loss reserve estimates so far in 2003, including those loss reserves established for longer-tail lines and those covering asbestos and environmental exposures. At September 30, 2003 and December 31, 2002, the gross loss reserves for each segment were as follows ($ millions):

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	September 30, 2003	December 31, 2002
Non-Life
U.S. Property and Casualty	$1,089.7	$855.3
Non-U.S. Property and Casualty	1,659.8	1,454.7
Worldwide Specialty	1,574.2	1,348.4

Total Non-Life unpaid losses and loss expenses	4,323.7	3,658.4
Policy benefit for life and annuity contracts	960.4	816.0

Total gross loss and loss expense reserves	$5,284.1	$4,474.4

Changes in the loss and loss expense reserves between December 31, 2002 and September 30, 2003, reflected growth in each segment as well as loss development for prior accident years. The following table shows that in the first nine months of 2003, the Company recorded $12.4 million of net adverse loss development for the 2002 and prior accident years in its Non-life segment. The allocation of losses to accident years attempts to match losses with the period in which the related premiums were earned and facilitates the review of calendar year results, which typically include results from the current accident year and development on prior accident years.

Prior year positive (adverse) loss development ($ million)
Nine months ended September 30, 2003:
Non-Life segment:
U.S. property and casualty	$(36.3)
Global (Non-U.S.) property and casualty	20.4
Worldwide specialty	3.5

Total prior-year development	$(12.4)

The components making up the net adverse reserve development for the first nine months of 2003 of $12.4 million are described in more detail in the discussion of the individual sub-segments that make up the Non-life segment, below.

In addition to the higher income generated by the underwriting operations, the Company reported realized investment gains on sale of investments of $78.6 million in the nine months ended September 30, 2003 compared to realized investment losses of $13.4 million during the equivalent period in 2002. Realized gains and losses are generally a function of multiple factors the most significant being the timing of disposition of available for sale fixed maturities and equity securities and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

The next section provides a detailed analysis of the Company’s operating performance by segment and sub-segment for the first nine months of 2003 and 2002.

Results by Segment

The Company monitors the performance of its underwriting operations in two segments, Non-life and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty, and Worldwide Specialty. Sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns, and approach to risk management.

The U.S. Property and Casualty sub-segment is comprised of property, casualty, including specialty casualty, and motor risks generally originating in the United States, and written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment is comprised of property, casualty, and motor business generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, and other lines. The Life segment includes life, health, and annuity lines of business generally written outside of the United States.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life sub-segments of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, investment income is considered in Management’s assessment of the profitability of the Life segment of the reinsurance operations. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, other income, other operating expenses, interest expense, distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities, net foreign exchange gains and losses, income tax expense or benefit and preferred share dividends. Segment revenues and profits or losses are shown net of intercompany transactions.

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

Non-life Segment

U.S. Property and Casualty

Gross and net premiums written, net premiums earned, losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio’), acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), and technical result defined as net premiums earned less losses and loss expenses and acquisition expenses, were as follows ($ millions except ratios) for the nine months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$738.2	$476.2
Net premiums written	737.6	475.1
Net premiums earned	623.8	399.2

Losses and loss expenses	451.5	296.4
Acquisition expenses	160.3	107.3

Technical result	$12.0	(4.5)

Loss and loss expense ratio	72.4%	74.2%
Acquisition expense ratio	25.7	26.9

Technical ratio	98.1%	101.1%

Premiums

Through the first nine months of 2003, the Company observed a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company has remained selective in pursuing business that meets its profitability objectives. The U.S. Property and Casualty sub-segment, which represented 26.2% of total net premiums written for the nine months ended September 30, 2003, reported increases of 55.0%, 55.3% and 56.3%, for gross and net premiums written and net premiums earned, respectively, compared to the nine months ended September 30, 2002. This growth resulted primarily from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more significantly in the casualty line. The Company continued its controlled expansion in the specialty casualty line as it perceived the profitability of this line to meets its objectives. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The growth observed in gross and net premiums written in the first nine months of the year is not indicative of the annual growth in premiums as the timing of renewals is more heavily weighted toward the beginning of the year.

Losses and loss expenses

The increase in losses and loss expenses for the first nine months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. In the U.S. Property and Casualty sub-segment the first nine months of 2003 included $36.3 million, or 5.8 points on the loss ratio, of net adverse loss development on prior accident years, representing an increase of 4.2% over previously established reserves in the sub-segment as of December 31, 2002. The loss information reported by cedants during this nine-month period for prior accident years included no individually significant loss but a series of attritional losses principally for accident years 1998 to 2002. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for accident year 2002 and prior, which had the effect of increasing the level of loss reserves for these years by $36.3 million. The increase in reserve level impacted all three lines of business in this sub-segment. Despite the larger volume of casualty business earned in the nine-month period ended September 30, 2003 compared to the same period in 2002, the corresponding loss and loss expense ratio for the three months of 2003 is comparable principally as the improvement in terms and conditions contained in the 2002 and 2003 renewals for this sub-segment are offsetting the effect of the significant growth of the casualty line. Casualty treaties typically carry a higher loss and loss expense ratio given the nature of the risks reinsured. However, these treaties also typically provide for higher investment income on invested premiums as losses are typically paid later than for other lines.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquisition expenses

The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the nine months ended September 30, 2003. The acquisition expense ratio was comparable for both periods and the small decrease is attributable is changes in the mix of business that occurs when certain lines of business grow faster than others as well as the reduction of commissions on business written with sliding scale commissions whereby commissions vary inversely with reported losses.

Global (Non-US) Property and Casualty

Gross and net premiums written, net premiums earned, losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio’), acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), and technical result defined as net premiums earned less losses and loss expenses and acquisition expenses, were as follows ($ millions except ratios) for the nine months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$654.1	$462.5
Net premiums written	655.4	450.3
Net premiums earned	610.0	410.0

Losses and loss expenses	449.6	325.5
Acquisition expenses	159.0	98.0

Technical result	$1.4	(13.5)

Loss and loss expense ratio	73.7%	79.4%
Acquisition expense ratio	26.1	23.9

Technical ratio	99.8%	103.3%

Premiums

During the first nine months of 2003, the Company observed a combination of rate increases and improved terms and conditions in the property, casualty and motor markets in most countries. The turmoil in the financial markets and the downgrading of major reinsurers provided opportunities for the Company. As a result, the Company was able to increase its shares on existing treaties and grow its book of business during the 2003 renewals. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. The Global (Non-U.S.) Property Casualty sub-segment, which represented 23.3% of total net premiums written for the nine months ended September 30, 2003, reported increases of 41.4%, 45.6% and 48.8%, for gross and net premiums written and net premiums earned, respectively, compared to the nine months ended September 30, 2002. Growth in this sub-segment resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in all lines but more predominantly in the property line followed by motor and casualty. The strengthening of the Euro against the U.S. dollar also contributed to this increase. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The growth observed in gross and net premiums written in the first nine months of the year is not indicative of the annual growth in premiums as the timing of renewals is more heavily weighted toward the beginning of the year.

Losses and loss expenses

The increase in losses and loss expenses for the first nine months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Although the 2003 period is free from significant catastrophic losses or other large losses, the 2002 period included a loss of $31.5 million on the 2002 European Floods. The first nine months of 2003 included $20.4 million, or 3.3 points on the loss ratio of this sub-segment, of net positive loss development on prior accident years, representing a decrease of 1.4% over previously established reserves in this sub-segment as at December 31, 2002. Losses reported by cedents during the first nine months of 2003 regarding prior accident years were lower than expected, which led the Company to decrease its expected ultimate loss ratios for these years as part of its quarterly actuarial reviews and this had the effect of decreasing the level of loss reserves by $20.4 million. The loss information reported by cedents during the first nine months of 2003 included no significant individual loss but a series of attritional losses. The decreases of the ultimate loss ratios related to the property and casualty lines and were partially offset by an increase in the motor line. The decrease in the loss and loss expense ratio reflects the improved market conditions seen by the Company in all lines during the 2002 and 2003 renewals as well as the absence of large catastrophic losses or other large losses in the 2003 period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquisition expenses

The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the nine months ended September 30, 2003. The increase in the acquisition expense ratio in the first nine months of 2003 was due to a small increase in the business earned on proportional treaties, which typically carry higher acquisition expenses, as well as adjustments made on prior years business written by PartnerRe SA. These adjustments are not indicative of the expected future acquisition expense level or acquisition expense ratio.

Worldwide Specialty

Gross and net premiums written, net premiums earned, losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio’), acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), and technical result defined as net premiums earned less losses and loss expenses and acquisition expenses, were as follows ($ millions except ratios) for the nine months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$1,239.4	$937.4
Net premiums written	1,215.7	925.0
Net premiums earned	1,115.8	766.3

Losses and loss expenses	612.5	514.4
Acquisition expenses	212.8	134.1

Technical result	$290.5	117.8

Loss and loss expense ratio	54.9%	67.1%
Acquisition expense ratio	19.1	17.5

Technical ratio	74.0%	84.6%

Premiums

Through the first nine months of 2003, the Company saw improvements in terms and conditions in most specialty lines and stable conditions in other lines and the beginning of softening market conditions in commercial aviation. The Company has attempted to take advantage of the rate increases and improved terms and conditions it has seen in this sub-segment. Despite the improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital within this segment to lines where prices and conditions were the most attractive. The Worldwide Specialty sub-segment, which represented 43.2% of total net premiums written for the nine months ended September 30, 2003, reported increases of 32.2%, 31.4% and 45.6%, for gross and net premiums written and net premiums earned, respectively, compared to the nine months ended September 30, 2002. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the engineering/energy, credit/surety, non-U.S. specialty casualty (part of the special risk line) and aviation lines. The strengthening of the Euro against the U.S. dollar also contributed to this increase. The difference between gross and net premiums written was attributable to the cost of retrocession protection. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The growth observed in gross and net premiums written in the nine months of the year is not indicative of the annual growth in premiums as the timing of renewals is more heavily weighted in the beginning of the year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Losses and loss expenses

The increase in losses and loss expenses for the first nine months of 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Although the 2003 period is free from significant catastrophic losses or other large losses, the 2002 period included a loss of $88.5 million on the 2002 European Floods. The first nine months of 2003 included $3.5 million, or 0.3 points on the loss ratio of this sub-segment, of net positive development on prior accident years, representing a decrease of 0.3% over previously established reserves in this sub-segment as at December 31, 2002. Losses reported by the Company’s cedents during the first nine months of 2003 for the prior accident years were lower than the Company expected, which led the Company to decrease its expected ultimate loss ratio for this sub-segment for the 2002 and prior accident years. This net positive loss development was evident principally in the energy, aviation and credit lines of business and was offset by increases in the marine, agriculture and engineering lines. The main factors influencing the Company’s lower than expected reported losses were a series of reduction of attritional losses and a lower number of newly reported losses by cedents. The decrease in the loss and loss expense ratio for the first nine months of 2003 reflects the absence of large catastrophic or other large losses as well as strong results in most lines, primarily in the catastrophe, aviation, energy and non-U.S. specialty property (part of special risk line). The loss and loss expense ratio for the 2002 period included the impact of the European floods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquisition expenses

The increase in acquisition expenses compared to the nine months ended September 30, 2002 resulted primarily from a larger volume of business earned in the nine months ended September 30, 2003. The increase in the acquisition expense ratio during the first nine months of 2003 compared to the same period in 2002 was due to a shift in the business mix between proportional and non-proportional treaties as well as a shift between lines of business when certain lines grew faster than others. Proportional treaties typically carry higher acquisition expenses than non-proportional treaties.

Life Segment

Gross and net premiums written, net premiums earned, life policy benefits, acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), life technical result (defined as net premiums earned less life policy benefits and acquisition expenses), allocated investment income, and allocated life technical result (defined as life technical result plus allocated investment income) were as follows ($ millions) for the nine months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$217.5	$114.0
Net premiums written	208.4	107.5
Net premiums earned	207.7	101.6

Life policy benefits	190.5	88.8
Acquisition expenses	37.3	22.3

Life technical result	(20.1)	(9.5)
Allocated investment income	36.0	21.9

Allocated life technical result	$15.9	$12.4

Premiums

The increases in gross and net premiums written and net premiums earned for the 2003 period compared to the same period during 2002 resulted primarily from the Company taking advantage of the disruption observed in the European life insurance and reinsurance market as the poor performance of equity markets in the last three years reduced the capital available in the industry.

Life policy benefits and acquisition expenses

The increase in life policy benefits and acquisition expenses for the 2003 period compared to the same period during 2002 resulted primarily from the growth in exposure due to a growing book of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by line of business

The distribution of net premiums written by line of business, for all segments, for the nine months ended September 30, 2003 and 2002 was as follows:

	2003		2002
	$ million	%	$ million	%
Non-Life
Property and Casualty
Property	$576.5	20	$405.6	21
Casualty	536.4	19	282.6	14
Motor	280.1	10	237.2	12
Worldwide Specialty
Agriculture	112.4	4	113.8	6
Aviation/Space	188.1	7	145.0	7
Catastrophe	335.0	12	283.7	15
Credit/Surety	139.0	5	101.1	5
Engineering/Energy	210.5	8	119.8	6
Marine	70.9	3	53.5	3
Special Risk	148.8	5	99.1	5
Other	11.0	—	9.0	1
Life	208.4	7	107.5	5

Total	$2,817.1	100	$1,957.9	100

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are recognized as written at the inception of the treaty rather than over the treaty period. Except for the agriculture line, the dollar value of gross premiums written has increased for all lines, which reflects the Company’s growth in a favorable underwriting environment. The comparison of the distribution in percentage of net premiums written by line of business for the nine months ended September 30, 2003 and 2002 shows how the lines of business grew relative to each other. The relative increase in the casualty, engineering/energy and life lines of business in the first nine months of 2003 reflects a faster growth in those lines as a result of the Company’s taking advantage of better pricing, terms and conditions during the 2003 renewals. The relative decrease in the catastrophe lines of business in the nine months ended September 30, 2003 is attributable to the limits set by Management over the Company’s overall catastrophe exposure, which resulted in slower growth in this line. The relative decrease in the property and motor lines of business in the nine months ended September 30, 2003 is attributable to a slower growth in these lines compared to the overall growth. The decrease in the agriculture line of business in the first nine months of 2003 reflects a reduced level of net premiums written in this line as the Company selectively did not renew treaties whose pricing, terms and conditions did not meet the Company’s profitability objectives.

The distribution of gross premiums written by type of business for the nine months ended September 30, 2003 and 2002 was as follows:

	2003		2002
	$ million	%	$ million	%
Non-life Segment
Proportional	$1,392.9	49	$964.0	48
Non-Proportional	1,044.2	36	746.8	38
Facultative	194.6	7	165.3	8
Life Segment
Proportional	194.5	7	100.5	5
Non-Proportional	23.0	1	13.5	1

Total	$2,849.2	100	$1,990.1	100

The Company typically writes business on either a proportional or non-proportional basis. On a proportional treaty, the Company shares proportionally in both the premiums and losses of the cedent. In non-proportional business, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio. In both proportional and non-proportional business, the Company typically reinsures a large group of primary insurance contracts written by the ceding company. In addition, the Company writes business on a facultative basis. Facultative arrangements are generally specific to an individual risk and can be written on either a proportional or non-proportional basis. Generally, the Company has more influence over pricing, as well as terms and conditions, in non-proportional and facultative arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The geographic distribution of gross premiums written for the nine months ended September 30, 2003 and 2002 was as follows:

	2003		2002
	$ million	%	$ million	%
Europe	1,166.7	41	714.9	36
North America	1,239.2	43	910.8	46
Asia, Australia, New Zealand	295.1	10	232.6	12
Latin America and the Caribbean	127.9	5	114.8	5
Africa	20.3	1	17.0	1

Total	2,849.2	100	1,990.1	100

Although the Company experienced growth in absolute value in every geographic area, growth was more pronounced in Europe and North America during the first nine months of 2003. The strengthening of the Euro against the U.S. dollar also contributed to the increase in Europe for the 2003 period.

Investment Results

Net investment income and net realized investment gains (losses) for the nine-month periods ended September 30, 2003 and 2002 were as follows ($ millions):

	2003	2002
Net investment income	$190.9	$178.4
Net realized investment gains (losses)	78.6	(13.4)

Net investment income for the nine months ended September 30, 2003 increased by 7.0% compared to the 2002 period. The increase in net investment income is primarily due to the positive effects of the reinvestment of cash flows from operations and the decline of the U.S. dollar against the Euro and other currencies. In the first nine months of 2003 the Company had a larger volume of invested assets resulting from positive operating cash flow throughout 2002 and the first nine months of 2003. The average yield to maturity on the Company’s fixed income investment portfolio was 3.9% at September 30, 2003 and 2002. In order to protect the Company’s book value against the negative impact of a potential increase in interest rates, the Company has increased the amount of cash held and has made a reallocation of invested assets from assets with a credit quality rating of AAA to assets with a rating of BBB as in a rising interest rate environment, the Company expects credit spreads will generally tend to tighten.

The components of net investment income for the nine-month periods ended September 30, 2003 and 2002 were as follows ($ millions):

	2003	2002
Fixed maturities, short-term investments, cash and cash equivalents	$152.4	$156.2
Equities	12.7	11.5
Funds held and other	32.9	21.6
Total return and interest rate swaps	2.3	0.7
Investment expenses	(9.4)	(11.6)

Net investment income	$190.9	$178.4

Net realized investment gains and losses on sales of investments are generally a function of the timing of dispositions of available for sale fixed maturities and equity securities, charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio, changes in the market value of trading securities, fair value adjustments on total return and interest rate swaps, and the net ineffectiveness of the Company’s currency hedging activities. As the Company has transferred the management of most fixed income assets in-house, there was a higher than normal level of sale activity during the first nine months of 2003 to reposition the fixed income portfolio to reflect the Company’s preferred asset allocation. Since most of the securities in the fixed income portfolio carry unrealized gains, the sale of securities generated realized investment gains.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The net realized gains of $78.6 million recorded during the first nine months of 2003 included gross realized losses in the amount of $50.6 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $38.4 million and $12.2 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $3.1 billion and $31.6 million, respectively.

The components of net realized investment gains or losses for the nine-month periods ended September 30, 2003 and 2002 were as follows ($ millions):

	2003	2002
Net realized gains (losses) on available-for-sale securities, excluding other-than-temporary impairments	$95.6	$(18.3)
Other-than-temporary impairments	(30.5)	(8.0)
Net realized gains (losses) on trading securities	6.4	(6.1)
Change in net unrealized holding gains on trading securities	5.3	0.1
Net realized losses on designated hedging activity	(8.3)	(0.4)
Net realized gains on undesignated hedging activity	10.3	4.3
Other realized and unrealized investment gains	(0.2)	15.0

Net realized investment gains (losses)	$78.6	$(13.4)

Results of Operations—for the Three Months Ended September 30, 2003 and 2002

Management measures performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income per share and return on equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Diluted net income per share is calculated using net income available to common shareholders, thereby focusing this measure on results for our common shareholders. Net income available to common shareholders is also used in the calculation of the Company’s diluted ROE, which is calculated by dividing net income available to common shareholders by the net book value of our common shareholders’ equity at the beginning of the year. The net book value of our common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity. ROE measures are presented on an annualized basis.

Net income available to common shareholders, diluted net income per common share and ROE for the three months ended September 30, 2003 and 2002 were as follows (in millions of U.S. dollars except per share and return on equity figures):

	For the three months ended September 30, 2003	For the three months ended September 30, 2002
Net income available to common shareholders	$112.0	$(32.9)
Diluted net income per share	$2.08	$(0.65)
Annualized return on beginning common shareholders’ equity	24.5%	(8.8)%

Net income available to common shareholders, diluted net income per share and return on beginning common shareholders’ equity for the 2003 period improved compared to the equivalent period of 2002 principally as a result of improved underwriting results and realized investment gains.

Underwriting results increased from a loss of $36.5 million for the three-month period ended September 30, 2002 to a profit of $96.3 million for the same period of 2003. Contributing to the improvement of underwriting results were the lack of large catastrophic losses in 2003 as well as improved market conditions. While the 2003 period was free of large catastrophic losses and other large losses, the 2002 periods included a loss on the 2002 European floods of $120 million. The improvement in pricing, terms and conditions observed during the 2002 and 2003 renewals had positive effects in both 2003 and 2002 periods but more predominantly in the 2003 period since premiums written during the latter half of 2002 are earned during 2003.

The Company performs quarterly reviews of the adequacy of unpaid loss and loss expense reserves, taking into account current and historical reported claims information, industry information and trends, and other factors that could have an impact on the ultimate settlement value of claims incurred by the Company. The claims information reported to the Company in any one period can pertain to the current as well as prior years and can indicate an increase or a decrease in the losses anticipated by the cedant. This new information can influence the Company’s assessment of its ultimate loss ratios as well as the level of required loss and loss expense reserves currently held. Although the dollar value of emerging reported losses may not be significant on an individual basis, the Company monitors the accumulation of such individual losses (referred to as “attritional losses”) to identify trends that may be meaningful from a reserving standpoint. In any given quarter, the Company may increase its reserve estimates relating to claims of prior periods (referred to as “adverse development”), or it may reduce its reserves related to prior periods (referred to as “positive development”), depending on what information becomes available and is considered during the quarterly evaluation of reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows that in the third quarter of 2003, the Company recorded $1.2 million of net adverse loss development for the 2002 and prior accident years in its Non-Life segment. The allocation of losses to accident years attempts to match losses with the period in which the related premiums were earned and facilitates the review of calendar year results, which typically include results from the current accident year and development on prior accident years.

Prior year positive (adverse) loss development ($ million)
Three months ended September 30, 2003:
Non-Life segment:
U.S. property and casualty	$(20.2)
Global (Non-U.S.) property and casualty	(6.5)
Worldwide specialty	25.5

Total prior-year development	$(1.2)

The components making up the net adverse reserve development for the quarter of $1.2 million are described in more detail in the discussion of the individual sub-segments that make up the Non-Life segment, below.

In addition to the higher income generated by the underwriting operations, the Company reported realized investment gains on sale of investments of $13.1 million in the three months ended September 30, 2003 compared to realized investment gains of $0.8 million during the equivalent period in 2002. Realized gains and losses are generally a function of multiple factors the most significant being the timing of disposition of available for sale fixed maturities and equity securities and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

The next section provides a detailed analysis of the Company’s operating performance by segment and sub-segment for the third quarter of 2003 and 2002.

Results by Segment

Non-life Segment

U.S. Property and Casualty

Gross and net premiums written, net premiums earned, losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio”), acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), and technical result defined as net premiums earned less losses and loss expenses and acquisition expenses, were as follows ($ millions except ratios) for the three months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$198.8	$124.7
Net premiums written	198.6	125.0
Net premiums earned	213.1	142.1

Losses and loss expenses	166.2	110.7
Acquisition expenses	52.9	39.7

Technical result	$(6.0)	$(8.3)

Loss and loss expense ratio	78.0%	77.9%
Acquisition expense ratio	24.8	27.9

Technical ratio	102.8%	105.8%

Premiums

Through the three months ended September 30, 2003, the Company continued to observe a combination of rate increases and improved terms and conditions in the property, casualty and motor lines as it renewed its existing book of business. Despite this improvement in terms and conditions in the industry, the Company has remained selective in pursuing business that meets its profitability objectives. The U.S. Property and Casualty sub-segment, which represented 26.7% of total net premiums written for the three months ended September 30, 2003, reported increases of 59.4%, 58.9% and 50.0%, for gross and net premiums written and net

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

premiums earned, respectively, compared to the three months ended September 30, 2002. This growth resulted primarily from a combination of increased participations, pricing and exposures as well as new business opportunities in most lines but more significantly in the casualty line. The Company continued its controlled expansion in the specialty casualty line as it perceived the profitability of this line to meets its objectives. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses

The increase in losses and loss expenses for the three months ended September 30, 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Both periods are free from significant catastrophic losses or other large losses. In the US Property and Casualty sub-segment the third quarter of 2003 included $20.2 million, or 9.5 points on the loss ratio, of net adverse loss development on prior accident years, representing an increase of 2.4% over previously established reserves in the sub-segment as of December 31, 2002. The loss information reported by cedants during the quarter for prior accident years included no individually significant loss but a series of attritional losses principally for accident years 1998 to 2002. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for accident year 2002 and prior, which had the effect of increasing the level of loss reserves for these years by $20.2 million. The increase in reserve levels impacted all three lines in this sub-segment. Despite the larger volume of casualty business earned in the three-month period ended September 30, 2003 compared to the same period in 2002, the corresponding loss and loss expense ratio for the three months of 2003 is comparable principally as the improvement in terms and conditions contained in the 2002 and 2003 renewals for this sub-segment are offsetting the effect of the significant growth of the casualty line. Casualty treaties typically carry a higher loss and loss expense ratio given the nature of the risks reinsured. However, these treaties also typically provide for higher investment income on invested premiums as losses are typically paid later than for other lines.

Acquisition expenses

The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the three months ended September 30, 2003. The decrease in the acquisition expense ratio during the third quarter of 2003 resulted from the reduction of commissions on business written with sliding scale commissions whereby commissions vary inversely with reported losses.

Global (Non-U.S.) Property and Casualty

Gross and net premiums written, net premiums earned, losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio’), acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), and technical result defined as net premiums earned less losses and loss expenses and acquisition expenses, were as follows ($ millions except ratios) for the three months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$167.6	$143.3
Net premiums written	165.0	139.8
Net premiums earned	193.6	151.0

Losses and loss expenses	166.6	135.4
Acquisition expenses	53.8	34.9

Technical result	$(26.8)	$(19.3)

Loss and loss expense ratio	86.0%	89.7%
Acquisition expense ratio	27.8	23.1

Technical ratio	113.8%	112.8%

Premiums

During the three months ended September 30, 2003, the Company continued to observe a combination of rate increases and improved terms and conditions in the property, casualty and motor markets in most countries. The turmoil in the financial markets and the downgrading of major reinsurers provided opportunities for the Company. As a result, the Company was able to increase its shares

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

on existing treaties and grow its book of business during the July 2003 renewals. Despite the overall improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives. The Global (Non-U.S.) Property Casualty sub-segment, which represented 22.2% of total net premiums written for the three months ended September 30, 2003, reported increases of 17.0%, 18.0% and 28.2%, for gross and net premiums written and net premiums earned, respectively, compared to the nine months ended September 30, 2002. Growth in this sub-segment resulted from a combination of increased participations, pricing and exposures as well as new business opportunities in the property lines. The strengthening of the Euro against the U.S. dollar also contributed to this increase. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses

The increase in losses and loss expenses for the three months ended September 30, 2003 compared to the corresponding 2002 period resulted primarily from the growth in exposure due to a growing book of business. Although the 2003 period is free from significant catastrophic losses or other large losses, the 2002 period included a loss of $31.5 million on the 2002 European Floods. The third quarter of 2003 included $6.5 million, or 3.4 points on the loss ratio of this sub-segment, of net adverse loss development on prior accident years, representing an increase of less than 1% over previously established reserves in this sub-segment as at December 31, 2002. Losses reported by cedants during the third quarter of 2003 regarding prior accident years were higher than expected, which led the Company to increase its expected ultimate loss ratios for these years as part of its quarterly actuarial review and this had the effect of increasing the level of loss reserves by $6.5 million. The loss information reported by cedants during the third quarter of 2003 included no significant loss but a series of attritional losses principally in the motor line and principally for accident years 2002 and 2001. The decrease in the loss and loss expense ratio reflects the improved market conditions seen by the Company in all lines during the 2002 and 2003 renewals as well as the absence of large catastrophic losses or other large losses in the 2003 period.

Acquisition expenses

The increase in acquisition expenses for the 2003 period compared to the corresponding 2002 period resulted primarily from an increase in the volume of business earned in the three months ended September 30, 2003. The increase in the acquisition expense ratio for the third quarter of 2003 was due to a small increase in the business earned on proportional treaties, which typically carry higher acquisition expenses, as well as some adjustment on prior years business written by PartnerRe SA. These adjustments are not indicative of the expected future acquisition expense level or acquisition expense ratio.

Worldwide Specialty

Gross and net premiums written, net premiums earned, losses and loss expenses incurred and the corresponding ratio as a percentage of net premiums earned (“loss and loss expense ratio’), acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts) and the corresponding ratio as a percentage of net premiums earned (“acquisition expense ratio”), and technical result defined as net premiums earned less losses and loss expenses and acquisition expenses, were as follows ($ millions except ratios) for the three months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$321.5	$271.8
Net premiums written	319.3	271.6
Net premiums earned	416.3	303.7

Losses and loss expenses	203.0	254.5
Acquisition expenses	77.6	55.4

Technical result	$135.7	$(6.2)

Loss and loss expense ratio	48.8%	83.8%
Acquisition expense ratio	18.6	18.2

Technical ratio	67.4%	102.0%

Premiums

Through the third quarter of 2003, the Company continued to see improvements in terms and conditions in most specialty lines and stable conditions in other lines and the beginning of softening market conditions in commercial aviation. The Company has attempted to take advantage of the rate increases and improved terms and conditions it has seen in this sub-segment. Despite the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

improvement in terms and conditions in the industry, the Company remained selective in pursuing business that meets its profitability objectives and allocated capital within this segment to lines where prices and conditions were the most attractive. The Worldwide Specialty sub-segment, which represented 42.9% of total net premiums written for the three months ended September 30, 2003, reported increases of 18.3%, 17.6% and 37.1%, for gross and net premiums written and net premiums earned, respectively, compared to the three months ended September 30, 2002. This growth resulted from a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines and more predominantly in the engineering/energy, special risk and catastrophe lines. The strengthening of the Euro against the U.S. dollar also contributed to this increase. The Company selectively purchases retrocession protection as part of its overall risk management process. Premiums written are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years.

Losses and loss expenses

The decrease in losses and loss expenses for the three months ended September 30, 2003 compared to the corresponding 2002 period resulted primarily from the fact that the 2003 period is free from significant catastrophic or other large losses while the 2002 period includes $88.5 million of losses related to the 2002 European Floods. The third quarter of 2003 included $25.5 million, or 6.1 points on the loss ratio of this sub-segment, of net positive development on prior accident years, representing a decrease of 1.9% over previously established reserves in this sub-segment as at December 31, 2002. Losses reported by the Company’s cedants during the third quarter of 2003 for the prior accident years were lower than the Company expected, which led the Company to decrease its expected ultimate loss ratio for this sub-segment for the 2002 and prior accident years. This net positive loss development was evident in most lines, but principally in the energy, specialty property (part of special risk line) and aviation lines. The main factors influencing the Company’s lower than expected reported losses were a series of reduction of attritional losses and a lower number of newly reported losses by cedents. Notwithstanding the impact of the European floods on the 2002 period, the losses and loss expenses would be higher in the 2003 period primarily as a result of the growth in exposure due to a growing book of business. The decrease in the corresponding loss and loss expense ratio for the third quarter of 2003 reflects the absence of large catastrophic or other large losses as well as strong results in most lines, primarily in the catastrophe, aviation, energy and non-U.S. specialty property (part of special risk line). The loss and loss expense ratio for the 2002 period included the impact of the European floods.

Acquisition expenses

The increase in acquisition expenses compared to the three months ended September 30, 2002 resulted primarily from a larger volume of business earned in the three months ended September 30, 2003. The acquisition expense ratio for both periods are comparable and the small increase resulted primarily from a shift in the business mix between proportional and non-proportional treaties as well as a shift between lines of business when certain lines grew faster than others. Proportional treaties typically carry higher acquisition expenses than non-proportional treaties.

Life Segment

Gross and net premiums written, net premiums earned, life policy benefits, acquisition costs (primarily brokerage expenses, commissions, excise taxes and other costs directly related to underwriting reinsurance contracts), life technical result (defined as net premiums earned less life policy benefits and acquisition expenses), allocated investment income, and allocated life technical result (defined as life technical result plus allocated investment income) were as follows ($ millions) for the three months ended September 30, 2003 and 2002:

	2003	2002
Gross premiums written	$62.4	$35.8
Net premiums written	60.6	33.7
Net premiums earned	65.2	35.1

Life policy benefits	58.1	30.8
Acquisition expenses	13.7	7.0

Life technical result	(6.6)	(2.7)
Allocated investment income	12.1	8.0

Allocated life technical result	$5.5	$5.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premiums

The increases in gross and net premiums written and net premiums earned for the 2003 period compared to the same period during 2002 resulted primarily from the Company taking advantage of the disruption observed in the European life insurance and reinsurance market as the poor performance of equity markets in the last three years reduced the capital available in the industry.

Life policy benefits and acquisition expenses

The increase in life policy benefits and acquisition expenses for the 2003 period compared to the same period during 2002 resulted primarily from the growth in exposure due to a growing book of business.

Premium distribution by line of business

The distribution of net premiums written by line of business, for all segments, for the three months ended September 30, 2003 and 2002 was as follows:

	2003		2002
	$ million	%	$ million	%
Non-Life
Property and Casualty
Property	$159.0	21	$125.4	22
Casualty	134.0	18	56.3	10
Motor	70.6	9	83.1	15
Worldwide Specialty
Agriculture	41.8	6	44.1	8
Aviation/Space	57.3	8	58.3	10
Catastrophe	49.4	7	41.1	7
Credit/Surety	45.1	6	40.1	7
Engineering/Energy	65.1	9	50.0	9
Marine	20.5	3	18.8	3
Special Risk	36.5	5	16.7	3
Other	3.6	—	2.5	—
Life	60.6	8	33.7	6

Total	$743.5	100	$570.1	100

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. Except for the agriculture, motor and aviation/space lines, the dollar value of gross premiums written has increased for all lines, which reflects the Company’s growth in a favorable underwriting environment. The comparison of the distribution in percentage of net premiums written by line of business for the three months ended September 30, 2003 and 2002 shows how the lines of business grew relative to each other. The relative increase in the casualty, special risk and life lines of business in the third quarter of 2003 reflects a faster growth in those lines as a result of the Company’s taking advantage of better pricing, terms and conditions during the 2003 renewals. The relative decrease in the property line of business in the three months ended September 30, 2003 is attributable to a slower growth in this line compared to the overall growth. The decrease in the agriculture line of business in the third quarter of 2003 reflects a reduced level of net premiums written in this line as the Company selectively did not renew treaties whose pricing, terms and conditions did not meet the Company’s profitability objectives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The distribution of gross premiums written by type of business for the three months ended September 30, 2003 and 2002 was as follows:

	2003		2002
	$ million	%	$ million	%
Non-life Segment
Proportional	$477.8	64	$348.3	61
Non-Proportional	158.8	21	145.5	25
Facultative	51.3	7	46.0	8
Life Segment
Proportional	60.4	8	34.5	6
Non-Proportional	2.0	—	1.3	—

Total	$750.3	100	$575.6	100

The Company typically writes business on either a proportional or non-proportional basis. On a proportional treaty, the Company shares proportionally in both the premiums and losses of the cedent. In non-proportional business, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio. In both proportional and non-proportional business, the Company typically reinsures a large group of primary insurance contracts written by the ceding company. In addition, the Company writes business on a facultative basis. Facultative arrangements are generally specific to an individual risk and can be written on either a proportional or non-proportional basis. Generally, the Company has more influence over pricing, as well as terms and conditions, in non-proportional and facultative arrangements.

The geographic distribution of gross premiums written for the three months ended September 30, 2003 and 2002 was as follows:

	2003		2002
	$ million	%	$ million	%
Europe	$311.3	42	$209.5	36
North America	333.6	44	248.0	43
Asia, Australia, New Zealand	60.5	8	67.3	12
Latin America and the Caribbean	41.1	5	46.2	8
Africa	3.8	1	4.6	1

Total	$750.3	100	$575.6	100

The Company experienced growth in absolute and relative value in Europe and North America during the third quarter of 2003. The strengthening of the Euro against the U.S. dollar also contributed to the increase in Europe for the 2003 period. While the Company’s growth strategy remains unchanged in Asia, Australia, New Zealand, Latin America and the Caribbean, and Africa, the Company did not renew treaties that did not meet its profitability objectives in the other geographic areas and this resulted in a modest decrease in gross premiums written in those areas.

Investment Results

Net investment income and net realized investment gains for the three-month periods ended September 30, 2003 and 2002 were as follows ($ millions):

	2003	2002
Net investment income	$65.4	$60.2
Net realized investment gains	13.1	0.8

Net investment income for the three months ended September 30, 2003 increased by 8.7% compared to the 2002 period. The increase in net investment income is primarily due to the reinvestment of cash flows from operations and the positive effect of the decline of the U.S. dollar against the Euro and other currencies. In the third quarter of 2003 the Company had a larger volume of invested assets resulting from positive operating cash flow throughout 2002 and the first nine months of 2003. The average yield to maturity on the Company’s fixed income investment portfolio was 3.9% at September 30, 2003 and 2002. In order to protect the Company’s book value against the negative impact of a potential increase in interest rates, the Company has increased the amount of cash held and has made a reallocation of invested assets from assets with a credit quality rating of AAA to assets with a rating of BBB as in a rising interest rate environment, the Company expects credit spreads will generally tend to tighten.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The components of net investment income for the three-month periods ended September 30, 2003 and 2002 were as follows ($ millions):

	2003	2002
Fixed maturities, short-term investments, cash and cash equivalents	$52.2	$52.7
Equities	4.2	3.5
Funds held and other	10.9	7.5
Total return and interest rate swaps	1.0	0.5
Investment expenses	(2.9)	(4.0)

Net investment income	$65.4	$60.2

Net realized investment gains and losses on sales of investments are generally a function of the timing of dispositions of available for sale fixed maturities and equity securities, charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio, changes in the market value of trading securities, fair value adjustments on total return and interest rate swaps, and the net ineffectiveness of the Company’s currency hedging activities. Since most of the securities in the fixed income portfolio carried unrealized gains during the three months ended September 30, 2003, the sale of securities generated realized investment gains.

The net realized gains of $13.1 million recorded during the third quarter of 2003 included gross realized losses in the amount of $24.3 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $23.8 million and $0.5 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $1.6 billion and $3.4 million, respectively.

The components of net realized investment gains or losses for the three-month periods ended September 30, 2003 and 2002 were as follows ($ millions):

	2003	2002
Net realized gains (losses) on available-for-sale securities, excluding other-than-temporary impairments	$11.6	$(4.0)
Other-than-temporary impairments	(0.6)	(5.6)
Net realized gains (losses) on trading securities	3.0	(4.1)
Change in net unrealized holding gains on trading securities	0.5	0.3
Net realized losses on designated hedging activity	(2.2)	(0.6)
Net realized gains on undesignated hedging activity	1.1	0.9
Other realized and unrealized investment losses	(0.3)	13.9

Net realized investment gains	$13.1	$0.8

Financial Condition and Liquidity and Capital Resources

Shareholders’ Equity and Capital Management

Shareholders’ equity at September 30, 2003 was $2,476.9 million compared to $2,077.2 million at December 31, 2002. The major factors influencing the level of shareholders’ equity in the nine-month period ended September 30, 2003 were:

•	net income of $363.2 million;

•	dividend of $71.8 million;

•	an increase in common shares and additional paid-in capital of $9.7 million, due to the issuance of common shares under the Company’s employee stock purchase plan and through the exercise of stock options;

•	a net increase in preferred shares and additional paid-in capital of $38.7 million, due to the redemption of the Series A preferred shares and the issuance of the Series C preferred shares;

•	payments of $3.6 million under the purchase contracts for common shares;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	the $29.6 million positive effect of the currency translation adjustment resulting from the weakening of the U.S. dollar against the Euro; and

•	a $33.9 million increase in net unrealized gains on investments, net of deferred taxes, recorded in equity.

The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the three months ended September 30, 2003, the Company did not repurchase common shares. As of September 30, 2003, approximately 4.2 million common shares remain authorized for repurchase under the Company’s current repurchase program.

In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares will be cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale has been used to redeem the Company’s existing 8% Series A Preferred Shares (“Series A preferred shares”). The remaining net proceeds were used for general corporate purposes.

The table below sets forth the capital structure of the Company at September 30, 2003 and December 31, 2002 ($000’s):

	September 30, 2003%		December 31, 2002%
Capital Structure:
Long-term debt	$220,000	7%	$220,000	8%
Trust Preferred Securities	200,000	6	200,000	7
Series B Cumulative Redeemable Preferred Shares (PEPS)	200,000	6	200,000	7
Series A preferred shares (1) (2)	—	—	250,000	9
Series C preferred shares (1) (2)	290,000	9	—	—
Common Shareholders’ Equity	2,186,949	72	1,827,182	69

Total Capital	$3,096,949	100%	$2,697,182	100%

(1)	See Note 2 to the Condensed Consolidated Financial Statements on page 7 for information relating to the 8% Series A preferred shares and 6.75% Series C preferred shares.
(2)	Stated at their liquidation value

Assets

At September 30, 2003, total assets were $10,717.3 million compared to total assets of $8,738.0 million at December 31, 2002. Total invested assets, including cash and cash equivalents, were $6,826.4 million as at September 30, 2003 compared to $5,412.1 million at December 31, 2002. The major factors influencing the change in cash and invested assets in the nine-month period ended September 30, 2003 were:

•	net cash provided by operating activities of $884.6 million;

•	increase in unsettled security trades of $272.2 million;

•	dividend and distribution payments on common and preferred shares and Mandatorily Redeemable Preferred Securities totaling $95.7 million including the $7.8 million dividend resulting from the redemption of the Series A preferred shares and excluding dividends accrued but not paid;

•	cash receipts for the issue of common shares aggregating $9.7 million;

•	net cash receipts of $38.7 million from the issuance of Series C preferred shares in the amount of $280.9 million and after the redemption of Series A preferred shares in the amount of $242.2 million excluding the $7.8 million dividend included above;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	increase of $127.8 million in net unrealized gains on investments, adjusted to exclude realized gains or losses on sales of securities that do not change the total market value of invested assets; and

•	the positive impact of the weaker U.S. dollar relative to the Euro as it relates to conversion of PartnerRe SA’s investments and cash balances into U.S. dollars.

At September 30, 2003 and December 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had an expected duration of 3.6 years and 3.3 years, respectively. As at September 30, 2003, approximately 93% of the fixed income portfolio was rated investment grade (BBB- or higher) compared to 94% as at December 31, 2002. At September 30, 2003 and December 31, 2002, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.9% and 3.5%, respectively.

Liabilities

At September 30, 2003 and December 31, 2002, the Company has recorded gross non-life reserves for unpaid losses and loss expenses of $4,323.7 million and $3,658.4 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $4,139.7 million and $3,440.6 million, respectively. The gross and net non-life reserves for unpaid losses and loss expenses have increased during the first nine months of 2003 primarily as a result of the increase in the volume of premiums earned during the period. During the first nine months of 2003, the Company incurred net non-life losses and loss expenses of $1,513.7 million and net non-life paid losses of $989.4 million. Additionally, the strengthening of most European currencies against the U.S. dollar during the first nine months resulted in an increase of the non-life reserves for unpaid losses and loss expenses of $174.8 million. Policy benefits for life and annuity contracts were $960.4 million and $816.0 million at September 30, 2003 and December 31, 2002, respectively. The increase in the value of policy benefits for life and annuity contracts between December 31, 2002 and September 30, 2003 resulted primarily from both the increase in the volume of premiums earned by the Company during the first nine months of 2003 and the strengthening of most European currencies against the U.S. dollar during that period.

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

Liquidity

Cash flow from operations for the nine months ended September 30, 2003 increased to $884.6 million from $545.4 million in the same period in 2002. This increase is primarily attributable to the significant increase in business written by the Company during the 2003 renewals and a 2003 period relatively free from catastrophic or other large loss payment.

As a holding company, the Company relies primarily on cash dividends from Partner Reinsurance Company Ltd. and PartnerRe SA, including its subsidiary, PartnerRe U.S. (collectively the “reinsurance subsidiaries”) for its cash flow. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain reinsurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except that PartnerRe U.S. would have to request regulatory approval prior to paying dividends.

The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. Holding company operating expenses were $26.8 million, common dividends paid were $47.4 million and preferred dividends paid were $24.2 million for the first nine-months of 2003, including the $7.8 million preferred dividends related to the redemption of the Series A preferred shares. The Company also paid $12.0 million on the PEPS units during the first nine months of 2003.

PartnerRe U.S. has $220.0 million in outstanding third party debt as well as $200.0 million of Trust Preferred stock outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe U.S. paid interest of $9.7 million on the long-term debt and $12.0 million on the Trust Preferred stock during the first nine months of 2003. Payments under these two obligations are currently made from cash on hand at the U.S. holding company.

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

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at September 30, 2003, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

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

ii. maximum ratio of total debt to total capitalization of 35%. For the purposes of this covenant, “debt” does not include Trust Preferred and Mandatorily Redeemable Preferred Shares; and

iii. a minimum consolidated tangible net worth of $1,250.0 million plus 50% of cumulative net income for the period from January 1, 2002 through the end of the most recently ended fiscal year. For the purpose of this covenant, “consolidated tangible net worth” includes Trust Preferred and Mandatorily Redeemable Preferred Shares and excludes goodwill. Minimum consolidated tangible net worth required at September 30, 2003 was $1,345.1 million.

The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At September 30, 2003, the Company met all the covenants. Its total debt to total capitalization ratio was 7.1% and its consolidated tangible net worth (as defined under the terms of these facilities) was $2,447.4 million.

Currency

The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA whose functional currency is the Euro, and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the Euro. The Euro increased in value by 10% in the first nine months of 2003 (from 1.05 to 1.16 U.S. dollar per Euro) thereby decreasing the aggregate currency translation loss of $30.8 million at December 31, 2002 to $1.2 million at September 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The value of the U.S. dollar weakened approximately 14% against the Canadian Dollar, 10% against the Euro, 6% against the Japanese Yen, 4% against the Swiss Franc and 4% against the British Pound in the first nine months of 2003. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was an increase in the U.S. dollar value of the assets and liabilities denominated in Canadian dollars, Euro, Japanese Yen, Swiss Franc and British Pound in the first nine months of 2003.

Net foreign exchange losses amounted to $1.3 million for the nine months ended September 30, 2003 and $5.3 million for the corresponding 2002 period. Foreign exchange gains and losses are a function of i) the relative value of the U.S. dollar against other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s condensed consolidated income statement of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the Euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the Euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (See Part I, Item 2)

ITEM 4. CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures are reasonably designed to be effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There were no significant changes in the Company’s internal controls or to the best of the Company’s knowledge in other factors that could significantly affect internal controls during the three months ended September 30, 2003.

PART II—OTHER INFORMATION

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

As of September 30, 2003, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In May 2003, the Company issued 11.6 million of 6.75% Series C preferred shares for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares are cumulative from the date of issuance and are payable quarterly in arrears, starting September 1, 2003. A portion of the net proceeds, in the amount of $250 million, from the sale has been used to redeem the Company’s existing 8% Series A Cumulative Preferred Shares which were fully redeemed on June 9, 2003. The remaining net proceeds were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II—OTHER INFORMATION

(continued)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association.

3.2	Amended and Restated Bye-laws.

4.1	Specimen Common Share Certificate.

4.2	Specimen of Unit Certificate for the PEPS Units.

4.3	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares.

4.4	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.

4.5	Specimen Share Certificate for the 6.75% Series C Cumulative Preferred Shares.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31	Section 302 Certifications

32	Section 906 Certifications

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed on September 15, 2003 under Item 9.

Current Report on Form 8-K filed on September 29, 2003 under Item 5.

Current Report on Form 8-K filed on November 3, 2003 under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.
(Registrant)

By:	/s/ PATRICK A. THIELE
	Name:	Patrick A. Thiele
	Title:	President & Chief Executive Officer

Date: November 14, 2003

By:	/s/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

Date: November 14, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit	Sequentially Numbered Page
3.1	Amended Memorandum of Association.*

3.2	Amended and Restated Bye-laws.*

4.1	Specimen Common Share Certificate.**

4.2	Specimen of Unit Certificate for the PEPS Units.‡

4.3	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares.‡

4.4	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.‡‡

4.5	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.‡‡

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31	Section 302 Certifications

32	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.
‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.
‡‡	Incorporated by reference to the Form 8-A, as filed with the Securities and Exchange Commission on May 2, 2003.