Form 10-K
period 2003-12-31
PARTNERRE LTD
filed 2004-03-15
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-2253

PartnerRe Ltd.

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 par value	New York Stock Exchange
6.75% Series C Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
8% Premium Equity Participating Security Units, $1.00 par value	New York Stock Exchange
PartnerRe Capital Trust I 7.9% Trust Originated Preferred Securities, $1.00 par value	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2003), was $2,738,112,299 based on the closing sales price of the Registrant’s common shares of $51.11 on that date.

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of March 04, 2004 was 53,776,198.

Documents Incorporated by Reference:

	Document	Part(s) Into Which Incorporated
(1)	2003 Annual Report to Shareholders mailed to shareholders on or about March 31, 2004 (the “2003 Annual Report”). With the exception of the sections of the 2003 Annual Report specifically incorporated by reference herein, the 2003 Annual Report is not deemed to be filed as part of this Form 10-K.	Part II
(2)	Proxy Statement to be used in conjunction with the Annual General Meeting of Shareholders to be held May 13, 2004 (the “Proxy Statement”). With the exception of sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.	Part III

PART I

ITEM 1.	BUSINESS

General

PartnerRe Ltd. (the “Company” or “PartnerRe”), incorporated in Bermuda on August 24, 1993, is a leading international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA and Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and life/annuity and health.

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

In 1997, recognizing the limits of a continued mono-line strategy, the Company shifted its strategic focus to execute a plan to become a leading multi-line reinsurer. Through both organic growth and strategic acquisitions, the Company moved aggressively to capitalize on the benefits of diversification – both in terms of geography and business lines. On July 10, 1997, the Company completed the acquisition of PartnerRe SA, a well-established global professional reinsurer based in Paris, and on December 23, 1998, the Company completed the acquisition of Winterthur Re, further enhancing the Company’s expansion strategy. On August 4, 2000, the Company concluded the sale of PartnerRe Life Insurance Company of the U.S., and its subsidiaries Republic-Vanguard Life Insurance Company, Investors Insurance Corporation and Investors Marketing Group, Inc. (collectively, “PartnerRe Life U.S.”), to SCOR Group.

Business Strategy

The Company’s business strategy is focused on ensuring that the Company reaches its goals for appropriate profitability. Operating Return on Equity is the metric used to measure the Company’s financial results, and consequently the Company has set a goal of 13% Operating Return on Equity over a reinsurance cycle. The Company has adopted the following five-point strategy:

Diversify risk across products and geographies: PartnerRe writes most lines of business in over 120 countries worldwide. The Company’s geographic spread of premiums mirrors that of the global reinsurance industry. Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to reinsurance business opportunities worldwide, and reduces the overall volatility of results. The reinsurance business is cyclical, but cycles by line of business and by geography are not synchronized. Its diversification strategy positions the Company to take advantage of attractive markets anywhere in the world.

Maintain risk appetite moderately above the market: PartnerRe is in the business of assuming risk for an adequate return. The Company’s products address accumulation risks, complex coverage issues and large exposures faced by clients. The Company’s willingness and ability to provide these coverages make PartnerRe an important reinsurer to many of the world’s insurance companies. The Company’s book of business is skewed toward those lines of business and market segments where it perceives greatest potential for profit. This means a high proportion of the business written by the Company is in severity lines of business such as casualty, catastrophe, specialized property and aviation, although the Company writes frequency lines of business such as motor, workers’ compensation and employers’ liability, which have historically provided modestly lower levels of returns.

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

Reinsurance Operations

General

The Company provides specialized service and risk management solutions for its clients in over 120 countries around the world. Offices are located in Bermuda, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich. The Company’s reinsurance operations are carried out through three main subsidiaries, Partner Reinsurance Company in Bermuda (which also operates branches in Switzerland, Singapore, Hong Kong and Labuan), PartnerRe SA in Paris (which also operates a branch in Canada), and PartnerRe U.S. in Greenwich, Connecticut. Through these subsidiaries, the Company provides reinsurance of non-life (or property-casualty) and life risks of ceding companies (or primary insurers) through treaties or on a facultative basis, on either a proportional or non-proportional basis.

In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the ceding company a commission which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant.

Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention”. Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and is typically placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the upper limit of the program reverts to the ceding company.

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

Following is a description of specific lines of business written by the Company:

Property—Property business provides reinsurance coverage to insurers for property damage or business interruption losses resulting from fires, catastrophes and other perils covered in industrial and commercial property and homeowners’ policies and is written predominantly on a treaty proportional basis. Property reinsurance contracts are generally “all risk” in nature. The Company’s most significant exposure is typically to losses from windstorm and earthquake, although the Company is exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. The Company’s predominant exposure under these property coverages is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under a property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company’s property reinsurance treaties generally exclude certain risks such as war, nuclear, biological and chemical contamination, radiation and environmental pollution.

Casualty—The Company’s casualty business includes third party liability, employers’ liability, workers’ compensation and personal accident coverages written on both a proportional and non-proportional basis.

Motor—The Company’s motor business includes reinsurance coverages for third party liability and property damage risks arising from both passenger and commercial fleet automobile coverages written by cedants. This business is written predominantly on a proportional basis.

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

Catastrophe—The Company provides property catastrophe reinsurance protection, written primarily on a non-proportional basis, against the accumulation of losses caused by windstorm, earthquake, flood or by any other natural hazard that is covered under a comprehensive property policy. Through the use of underwriting tools based on proprietary computer models developed by the PartnerResearch team, the Company combines natural science with highly professional underwriting skills, in order to offer capacity at a price commensurate with the risk.

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

Life, Annuity and Health—Life treaties provide reinsurance coverage with respect to individual and group life and health risks to primary life insurers and pension funds. Annuity treaties provide reinsurance coverage to insurers who issue annuity contracts offering long-term retirement benefits to consumers who seek protection against outliving their financial resources. This business is written on both a proportional and non-proportional basis, primarily through treaty arrangements.

The Company’s business is produced both through brokers and through direct relationships with insurance companies. In North America most business is written through brokers while in the rest of the world most business is written on a direct basis.

During the year ended December 31, 2003, the Company had one broker relationship which accounted for 10% or more of its gross premiums written. Aon Group accounted for approximately $610 million, or 17% of total gross premiums written, which represented 20% of the gross premiums written in the U.S. Property and Casualty sub-segment, 18% of the gross premiums written in the Global (Non-U.S.) Property and Casualty sub-segment, 12% of the gross premiums written in the Worldwide Specialty sub-segment and 27% of the gross premiums written in the Life segment, respectively.

The Company’s business is geographically diversified with premiums being written in over 120 countries. See Note 18 to the Consolidated Financial Statements in the 2003 Annual Report for additional disclosure of the geographic distribution of gross premiums and financial information about segments.

Underwriting, Risk Management and Retrocession

Underwriting

The Company’s underwriting is conducted through specialized underwriting teams with the support of technical staff in disciplines such as actuarial, claims, legal, risk management and finance.

The Company’s underwriters generally speak the local language and/or are native to their country or area of specialization. They have developed close working relationships with their ceding company counterparts through regular visits, gathering detailed information about the cedant’s business and about local market conditions and practices. As part of the underwriting process, the Company also focuses on the reputation and quality of the proposed cedant, the likelihood of establishing a long-term relationship with the cedant, the geographic area in which the cedant does business and the cedant’s market share, historical loss data for the cedant and, where available, historical loss data for the industry as a whole in the relevant regions, in order to compare the cedant’s historical loss experience to industry averages, and to gauge the perceived financial strength of the cedant. The Company trains its underwriters extensively and strives to maintain continuity of underwriters within specific geographic markets and areas of specialty.

Underwriting Risk and Exposure Controls

Because the Company underwrites volatile lines of business such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company manages its exposure to catastrophic and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification by geographic area and by types and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance.

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

The Company remains liable to the extent the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. Reinsurance losses recoverable (from retrocessionaires) are reported after allowances for uncollectible amounts. The Company holds collateral, including escrow funds, securities and letters of credit, as retrocedant under certain retrocessional agreements. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit agency ratings being important criteria. Provisions are made for amounts considered potentially uncollectible. At December 31, 2003, the Company had $188.7 million of reinsurance recoverable under such arrangements and had established an allowance for uncollectible reinsurance balances receivable and recoverable of $16.8 million, which represented less than 2% of the balances.

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

Within the claims department, there is a special unit which provides central supervision and management of certain long-tail liability claims, including those related to environmental and similar exposures. See “Reserves—Asbestos, Environmental and Other Exposures”.

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

Note 5 to the Consolidated Financial Statements in the 2003 Annual Report provides a reconciliation of beginning and end of year balances of unpaid losses and loss expenses for the Non-life business for the years ended December 31, 2003, 2002 and 2001.

Changes in Reserves

The following table shows the development of net reserves for unpaid losses and loss expenses (Non-life business only). The table begins by showing the initial year-end net reserves (for years prior to 1997 the Company’s gross and net reserves were equal as no retrocessional protection was purchased). The next portion of the table shows the re-estimated amount of the previously recorded reserves for each year based on experience as of the end of each succeeding year. The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves recorded at the end of each prior year is less (or greater) than its estimation at the preceding year-end. The redundancies (or deficiencies) reflect cumulative differences between the original estimate and the currently re-estimated liabilities. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are revalued. Reserves denominated in foreign currencies are restated at each year-end’s foreign exchange rates; and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy (deficiency).

The next section of the table shows the cumulative amounts paid as of each successive year-end with respect to net reserves.

Development of Loss and Loss Expense Reserves

(in thousands of U.S. dollars)

	1994	1995	1996	1997(1)	1998(2)	1999	2000	2001	2002	2003
Gross liability for unpaid losses and loss expenses	$36,051	$68,426	$59,866	$1,098,527	$2,649,380	$2,616,556	$2,386,032	$3,005,628	$3,658,416	$4,755,059
Retroceded liability for unpaid losses and loss expenses	—	—	—	126,112	257,398	205,982	203,180	214,891	217,777	175,685

Net liability for unpaid losses and loss expenses	$36,051	$68,426	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374
Net liability re-estimated as of:
One year later	36,051	68,426	59,866	949,203	2,189,064	2,376,763	2,111,483	3,035,309	3,806,231
Two years later	36,051	68,426	18,632	869,741	2,010,885	2,205,861	2,302,284	3,310,898
Three years later	36,051	43,134	16,373	851,427	1,912,869	2,316,164	2,489,601
Four years later	27,199	41,102	15,395	809,959	1,948,521	2,448,562
Five years later	26,192	40,124	15,013	832,798	2,044,481
Six years later	26,164	39,742	15,112	883,067
Seven years later	26,034	39,809	16,237
Eight years later	26,100	40,840
Nine years later	26,127

Cumulative redundancy (deficiency) including foreign exchange	$9,924	$27,586	$43,629	$89,348	$347,501	$(37,988)	$(306,749)	$(520,161)	$(365,592)
Less: (redundancy) deficiency due to foreign exchange	(31)	(47)	(51)	(8,854)	(35,225)	47,681	205,660	388,990	310,129

Cumulative redundancy (deficiency) excluding foreign exchange	$9,893	$27,539	$43,578	$80,494	$312,276	$9,693	$(101,089)	$(131,171)	$(55,463)
Cumulative amount of net liability paid through:
One year later	14,390	29,112	8,623	231,454	537,682	778,382	615,276	923,165	1,126,882
Two years later	20,751	33,911	11,653	362,692	815,231	1,060,797	960,288	1,391,301
Three years later	22,175	36,635	13,515	410,342	988,069	1,260,298	1,163,105
Four years later	23,746	38,347	13,821	417,613	1,089,279	1,373,693
Five years later	25,136	38,653	13,943	450,723	1,158,620
Six years later	25,290	38,775	14,012	472,093
Seven years later	25,404	38,812	14,115
Eight years later	25,434	38,896
Nine years later	25,479

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the net re-estimated year-end reserves provided above, inclusive of changes due to foreign exchange.

Reconciliation of gross reserve including foreign exchange:
Gross liability re-estimated as of December 31, 2003	$26,127	$40,840	$16,237	$997,859	$2,281,503	$2,663,125	$2,712,847	$3,555,691	$4,047,427
Gross cumulative redundancy (deficiency)	9,924	27,586	43,629	100,668	367,877	(46,569)	(326,815)	(550,063)	(389,011)
Re-estimated retroceded liability	—	—	—	114,792	237,022	214,563	223,246	244,793	241,196

Net liability re-estimated as of December 31, 2003	$26,127	$40,840	$16,237	$883,067	$2,044,481	$2,448,562	$2,489,601	$3,310,898	$3,806,231

(1)	Liability for unpaid losses and loss expenses includes, for the first time, PartnerRe SA, which the Company acquired in July 1997.
(2)	Liability for unpaid losses and loss expenses includes, for the first time, Winterthur Re, which the Company acquired in December 1998.

The following table summarizes the net incurred losses relating the current and prior accident years by sub-segment for the Company’s Non-life operating segment (in millions of U.S. dollars)

	U.S. Property and Casualty	Global (Non-U.S.) Property and Casualty	Worldwide Specialty	Total Non-Life
Net incurred losses related to:
Current year	$556.7	$636.3	$850.2	$2,043.2
Prior years	87.6	(10.6)	(21.5)	55.5

Total net incurred losses	$644.3	$625.7	$828.7	$2,098.7

Asbestos, Environmental and Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2003 includes $111.0 million that represents an estimate of its net ultimate liability for asbestos and environmental claims (the gross liability for such claims was $121.7 million). Most of the net amount relates to U.S. casualty exposures arising from business written prior to January 1, 1992 by certain companies which were at the time part of the AGF Group and are currently part of PartnerRe SA. PartnerRe SA ceased writing industrial casualty business covering risks in the United States in 1986. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future.

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

Investments

The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity and stability of portfolio income. Beyond these fundamental objectives the Company also seeks to maximize the risk adjusted return on the portfolio subject to the limitation of accepting only prudent risk. Despite the conservative focus of these objectives and guidelines, Company investments are subject to general market risk, as well as to risks inherent to particular securities. During 2002, the Company brought a significant portion of its investment portfolio, including its fixed income portfolio, under in-house management. Management of the Company’s equity portfolios currently remains outsourced to external managers who execute that portion of the investment strategy pursuant to the instructions and restrictions in the investment objectives and guidelines.

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

At December 31, 2003, 66% of the Company’s total investments were in U.S. dollar denominated instruments and 34% were in non-U.S. dollar denominated investments identified as liability funds (matched to corresponding liabilities or hedged to the U.S. dollar). See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the Company’s currency management strategy.

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

The Company receives claims paying ability and financial strength ratings from various agencies as follows:

Standard & Poor’s “AA-”, Moody’s Investor Service “Aa3” and A.M. Best “A+”. In addition, the Company’s Trust Preferred Shares and Series B Redeemable Preferred Shares have been rated “A-” and Series C Preferred Shares have been rated “BBB+” by Standard & Poor’s. Moody’s has rated the Company’s Series C Preferred Shares “Baa1” and Series B Redeemable Preferred Shares and the Trust Preferred Shares “A3”.

Employees

The Company had 897 employees at December 31, 2003. The Company may increase its staff over time commensurate with the expansion of operations. The Company believes that its relations with its employees are good.

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

At December 31, 2003, Partner Reinsurance Company’s solvency and liquidity margins and statutory capital and surplus were well in excess of the minimum levels required by Bermuda regulations.

Switzerland

Foreign insurance entities which are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary. Thus, the operations of the Swiss branch of Partner Reinsurance Company are exempt from supervision. Partner Reinsurance Company has procured a taxation ruling under which the branch is subject to Swiss tax.

France

PartnerRe SA is subject to regulation, specified principally pursuant to the French Code des Assurances (the “French Insurance Code”), and to the supervision of the Commission de Controle des Assurances (the “CCA”), an independent administrative authority. Pursuant to the requirements of the French Insurance Code, French reinsurers must present and publish their accounts according to the same principles applicable to direct insurers, subject to specified adaptations relevant to reinsurers. Information required to be provided includes quarterly reports showing (1) for the relevant 3-month period, as well as for each of the prior seven 3-month periods, (i) the number of reinsurance contracts executed, (ii) the aggregate amount of premiums received, (iii) the aggregate amount of business and administrative costs incurred, (iv) the aggregate net amount of revenues in connection with investments and cash, and (2) at the end of the relevant 3-month period, as well as at the end of the prior 3-month period, (i) the aggregate value of assets (per category of assets) supporting technical reserves and (ii) the aggregate value of other assets. In addition, reinsurers must file each year with the CCA (1) their financial statements in the form to be approved by the shareholders at the annual shareholders’ meeting, (2) detailed information on the Company’s business and (3) various technical disclosure statements. The CCA has authority to monitor and compel compliance by reinsurers with requirements regarding the nature, timing and content of published information and documents.

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

The Risk-Based Capital (“RBC”) for Insurers Model Act (the “Model RBC Act”), as it applies to property and casualty insurers and reinsurers, was adopted by the U.S. National Association of Insurance Commissioners on December 5, 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions with respect to annual statements, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding “level” of risk-based capital. The “Company Action Level” is triggered if an insurer’s Total Adjusted Capital is less than 200% of its “Authorized Control Level RBC” (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The “Regulatory Action Level” is triggered if an insurer’s Total Adjusted Capital is less than 150%

of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The “Authorized Control Level” is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The “Mandatory Control Level” is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2003, the Total Adjusted Capital of the PartnerRe U.S. companies exceeded applicable RBC levels.

Canada

PartnerRe SA is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The office of the Superintendent of Financial Institutions, Canada (the “Superintendent”) supervises the application of the Act. The Company’s Canadian branches are authorized to insure, in Canada, risks limited to the business of reinsurance and are licensed in Quebec and Ontario. The Company maintains sufficient assets, vested in trust at a Canadian financial institution approved by the Superintendent, to allow the branch to meet statutory minimum asset requirements as defined by the regulation. Statutory information required by federal and provincial insurance regulators for both P&C and Life business includes (1) a yearly business plan (P&C only), (2) quarterly and year-end returns including general information, financial statements, statutory compliance schedules and various investment, technical and other information, (3) an auditor’s report, and (4) an opinion of an appointed actuary.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, Partner Reinsurance Company, PartnerRe Services, PartnerRe SA and the PartnerRe U.S. Companies is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Canada, France, Hong Kong, Japan, Luxembourg, Norway, Singapore, South Korea, Switzerland and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

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

France

The Company’s French subsidiaries, PartnerRe Holdings SA and PartnerRe SA, carry on business in, and are subject to taxation in, France. The current statutory rate of tax on corporate profits in France is 35.43%. Payments of dividends by PartnerRe Holdings SA to the Company will be subject to withholding taxes.

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

As of December 31, 2003 the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. Whilst none of this is expected by management to have a significant adverse effect on the Company’s results of operation, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information with respect to the market for the Company’s common shares and related shareholder matters is contained under the caption “Shareholder Information” and in Note 14 and Note 19 to the Consolidated Financial Statements in the 2003 Annual Report and is incorporated by reference to pages 88 through 89, 98 and 106, respectively, in Exhibit 13.1 filed with this Form 10-K; and under the caption “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference to this item.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The information with respect to selected consolidated financial data regarding the Company is contained under the caption “Selected Consolidated Financial Data” in the 2003 Annual Report and is incorporated by reference to page 21 in Exhibit 13.1 filed with this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information with respect to management’s discussion and analysis of financial condition and results of operations, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report and is incorporated by reference to pages 22 through 54 in Exhibit 13.1 filed with this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information with respect to quantitative and qualitative disclosures about market risk is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the 2003 Annual Report and is incorporated by reference to pages 54 through 59 in Exhibit 13.1 filed with this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are contained in the 2003 Annual Report and are incorporated by reference to pages 60 through 101 in Exhibit 13.1 filed with this Form 10-K. Reference is made to Item 15(a) of this report for the Schedules to the Company’s consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There have been no significant changes in the Company’s internal controls over the financial reporting identified in connection with such evaluation that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting or to the best of the Company’s knowledge in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information with respect to directors and officers of the Company is contained under the captions “Directors and Executive Officers of the Company” and “Election of Directors” in the Proxy Statement and is incorporated herein by reference in response to this item.

CODE OF ETHICS

The information with respect to the Company’s code of ethics is contained under the caption “Code of Business Conduct and Ethics” in the Proxy Statement and is incorporated herein by reference in response to this item.

AUDIT COMMITTEE

The information with respect to the Company’s audit committee is contained under the caption “Audit Committee” in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is contained under the caption “Executive Compensation” and “Director Compensation” in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services is contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference in response to this item.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Exhibits
1.	Financial Statements

The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2003 Annual Report to shareholders as described under Item 8 of this Report.

-Report of Independent Accountants
-Consolidated Balance Sheets at December 31, 2003 and 2002
-Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
-Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
-Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001
-Notes to Consolidated Financial Statements.

2.	The schedules to financial statements listed in the accompanying Index to Schedules to Consolidated Financial Statements are filed as part of this report.
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation. ‡
2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S. ††
3.1	Amended Memorandum of Association. ^
3.2	Amended and Restated Bye-laws. ^
4.1	Specimen Common Share Certificate. **
4.2	Specimen of Unit Certificate for the PEPS Units. ‡‡‡
4.3	Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust I. ‡‡‡
4.4	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares. ‡‡‡
4.5	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I. /
4.6	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares. +++
4.7	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares. +++
10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August, 1993. *
10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993. *
10.3	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997. ‡‡
10.4	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998. †
10.5	Directors’ Deferred Compensation Plan. **
10.6	Amended Employee Incentive Plan, dated as of May 19, 2000. †††
10.7	Standstill Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of July 10, 1997. ^^^

10.8	Loan agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998. ‡‡
10.9	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation. †
10.10	Employment Agreement between PartnerRe Ltd. and Albert A. Benchimol, dated as of March 1, 2000. ††
10.11	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000. †††
10.12	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000. †††
10.13	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000 as amended dated February 27, 2001. ///
10.14	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000. †††
10.15	Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.***
10.16	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002. //
10.17	Form of Remarketing Agreement relating to the PEPS Units between the Company and Morgan Stanley and Co. Incorporated. ##
10.18	Form of Pledge Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.19	Form of Purchase Contract Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.20	Amended and Restated Employee Share Purchase Plan effective June 1, 2002 +
10.21	364-Day Credit Agreement, dated June 19, 2002 between PartnerRe Ltd., various designated subsidiary borrowers, various lending institutions and JP Morgan Chase Bank as Administrative Agent. +
10.22	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich ++
10.23	Swiss Share Purchase Plan effective June 3, 2002. +
10.24	First Amendment among PartnerRe Ltd, the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Arrangement, and JP Morgan Chase Bank, dated as of December 23, 2002. X
10.25	Second Amendment among PartnerRe Ltd, the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Arrangement, and JP Morgan Chase Bank, dated as of June 18, 2003. X
10.26	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.
11.1	Statement Regarding Computation of Net Income Per Common Share.
13.1	Annual Report to Shareholders of the Company for the year ended December 31, 2003.
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche.
31.1	302 Certification of Patrick A. Thiele
31.2	302 Certification of Albert A. Benchimol
32.1	906 Certification of Patrick A. Thiele
32.2	906 Certification of Albert A. Benchimol

(b) Reports on Form 8-K.

Current Report on Form 8-K filed on September 15, 2003 under Item 9

Current Report on Form 8-K filed on September 29, 2003 under Item 5

Current Report on Form 8-K filed on November 3, 2003 under Item 12

*	Incorporated by reference to the Registration Statement on Form F-1 of the Company, as filed with the Securities and Exchange Commission on August 27, 1993 (Registration No. 33-68042).
**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on November 9, 2001.
^	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

^^	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.
^^^	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998.
‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on October 28, 1998.

‡‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.
‡‡‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 28, 2001.
#	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 16, 1999.
##	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 13, 2001.
†	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on May 15, 2000.
†††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2000.
/	Incorporated by reference to the Registration Statement on Form S-3 of the Company, as filed with the Securities and Exchange Commission on October 26, 2001.
//	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 25, 2002.
///	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001.
+	Incorporated by reference to the Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2002.
++	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 4, 2002.
+++	Incorporated by reference to the Report on Form 8-A of the Company, as filed with the Securities and Exchange Commission on May 2, 2003.
X	Incorporated by reference to the Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 13, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	March 12, 2004

/s/ ALBERT A. BENCHIMOL Albert A. Benchimol	Chief Financial Officer (Principal Accounting Officer)	March 12, 2004

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	March 12, 2004

/s/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	March 12, 2004

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 12, 2004

/s/ JAN H. HOLSBOER Jan H. Holsboer	Director	March 12, 2004

/s/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	March 12, 2004

/s/ RÉMY SAUTTER Rémy Sautter	Director	March 12, 2004

/s/ LUCIO STANCA Lucio Stanca	Director	March 12, 2004

/s/ KEVIN M. TWOMEY Kevin M. Twomey	Director	March 12, 2004

/s/ JURGEN ZECH Jurgen Zech	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 9, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for goodwill, derivative instruments and hedging activities, Mandatorily Redeemable Preferred Securities and Trust Preferred Securities); such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of PartnerRe Ltd. and subsidiaries, listed in the Index at Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Hamilton, Bermuda

February 9, 2004

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2003

(Expressed in thousands of U.S. dollars)

Type of investment	Cost(1)	Market Value		Amount at which shown in the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$1,080,771		$1,093,004	$1,093,004
States, municipalities and political subdivisions	94,429		97,423	97,423
Foreign governments	1,142,928		1,149,588	1,149,588
Public utilities	463		497	497
Convertibles and bonds with warrants attached	85,917		92,752	92,752
All other corporate bonds	2,935,106		3,015,444	3,015,444
Certificates of deposit	10		10	10

Total fixed maturities	5,339,624		5,448,718	5,448,718

Equity Securities:
Common stocks:
Public Utilities	1,097		1,161	1,161
Banks, trust and insurance companies	240,332		304,456	304,456
Industrial, miscellaneous and all other	373,269		408,375	408,375
Non-redeemable preferred stocks	15,254		17,435	17,435

Total equity securities	629,952		731,427	731,427

Real estate	593		xxxxxx	593
Other long-term investments	3,500		4,997	4,997
Short-term investments	46,271		46,307	46,307

Total investments	$6,019,940	$	xxxxxxx	$6,232,042

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts, net of other-than-temporary impairment. Real estate is at amortized cost.

The above table includes the Company’s trading securities as well as its real estate and other long-term investments and excludes its cash holdings.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

as of December 31, 2003 and 2002

(Expressed in thousands of U.S. dollars except share data)

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$4,276	$56,270
Investments in subsidiaries	2,265,270	1,922,759
Intercompany balances receivable	524,912	300,805
Other assets	154	76

Total Assets	$2,794,612	$2,279,910

Liabilities
Accounts payable and accrued expenses	$220	$2,728
Mandatorily Redeemable Preferred Securities(1)	200,000	—

Total Liabilities	200,220	2,728

Mandatorily Redeemable Preferred Securities(1)	$—	$200,000

Shareholders’ Equity
Common shares (par value $1.00 per share; shares issued and outstanding : 2003, 53,741,553; 2002, 52,375,938)	53,742	52,376
Preferred shares (par value $1.00 per share; shares issued and outstanding : 2003, 11,600,000 and 2002, 10,000,000; aggregate liquidation preference, 2003, $290,000,000; 2002, $250,000,000)	11,600	10,000
Other shareholders’ equity	2,529,050	2,014,806

Total Shareholders’ Equity	2,594,392	2,077,182

Total Liabilities, Mandatorily Redeemable Preferred Securities and Shareholders’ Equity	$2,794,612	$2,279,910

(1)	As a result of the adoption of SFAS 150 in July 2003, the Company has reclassified its Mandatorily Redeemable Preferred Securities as liabilities on its December 31, 2003 Condensed Balance Sheet.

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Income—Parent Company Only

Years ended December 31, 2003, 2002 and 2001

(Expressed in thousands of U.S. dollars)

	December 31, 2003	December 31, 2002	December 31, 2001
Revenues
Equity in net income (loss) of subsidiaries	$398,147	$137,404	$(130,097)
Interest on intercompany balances	24,450	20,734	20,621
Net realized investment gains (losses)	—	59,449	(20,153)
Net investment income	325	189	340

	422,922	217,776	(129,289)

Expenses
General and administrative expenses	31,144	17,219	2,661
Net foreign exchange (gains) losses	(81,511)	(965)	394

	(50,367)	16,254	3,055

Net Income (Loss) before distributions related to Mandatorily Redeemable
Preferred Securities	473,289	201,522	(132,344)
Distributions related to Mandatorily Redeemable Preferred Securities	5,610	11,220	1,247

Net Income (Loss) Before Cumulative Effect of Adopting New Accounting Standard	467,679	190,302	(133,591)
Cumulative effect of adopting new accounting standard, net of tax	—	—	(26,891)

Net Income (Loss)	$467,679	$190,302	$(160,482)

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

Years ended December 31, 2003, 2002 and 2001

(Expressed in thousands of U.S. dollars)

	December 31, 2003	December 31, 2002	December 31, 2001
Cash Flows from Operating Activities
Net income (loss)	$467,679	$190,302	$(160,482)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Equity in net (income) loss of subsidiaries	(398,147)	(137,404)	130,097
Effect of adopting new accounting standard	—	—	26,891
Net realized investment (gains) losses	—	(59,449)	20,153
Other changes in assets and liabilities	(2,414)	(612)	(1,063)
Other items, net	(81,511)	(829)	529

Net cash (used in) provided by operating activities	$(14,393)	$(7,992)	$16,125

Cash Flows from Investing Activities
Advances from and to subsidiaries	$7,404	$41,434	$(122,144)
Investment in subsidiaries	—	—	(46,751)
Other	—	—	29

Net cash provided by (used in) investing activities	$7,404	$41,434	$(168,866)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	$(93,424)	$(78,418)	$(75,150)
Repurchase of Common Shares and warrants	—	(289,620)	(1,758)
Adjustment on purchase contract for Common Shares	(4,780)	(4,864)	—
Issue of Common Shares	14,497	388,732	3,345
Issue of Preferred Shares	280,865	—	—
Redemption of Preferred Shares	(242,163)	—	—
Issue of Mandatorily Redeemable Preferred Securities	—	—	193,313
Dividends received from subsidiaries(1)	—	—	20,000

Net cash (used in) provided by financing activities	$(45,005)	$15,830	$139,750

Effect of exchange rate changes on cash	$—	$11	$(1,697)
(Decrease) increase in cash and cash equivalents	$(51,994)	$49,283	$(14,688)
Cash and cash equivalents — beginning of year	56,270	6,987	21,675

Cash and cash equivalents — end of year	$4,276	$56,270	$6,987

(1)	The Company received non-cash dividends from its subsidiaries of $150.0 million and $110.0 million for the years ended December 31, 2003 and 2002, respectively.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2003, 2002 and 2001

(Expressed in thousands of U.S. dollars)

	DAC	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Invest- ment Income	Losses Incurred	Amortization of DAC	Other Operating Expenses	Premium Written
2003
U.S. P&C	$63,642	$1,218,815	$289,554	—	$842,595	N/A	$644,289	$214,228	$64,879	$919,379
Global (Non-U.S.) P&C	68,483	1,805,817	254,217	—	839,569	N/A	625,654	208,316	115,539	849,221
Worldwide Specialty	110,100	1,730,427	480,476	—	1,520,935	N/A	828,721	289,347	36,240	1,520,957
Life	112,629		11,203	$1,162,016	300,343	$53,366	267,078	61,339	19,081	N/A

Total	$354,854	$4,755,059	$1,035,450	$1,162,016	$3,503,442	$53,366	$2,365,742	$773,230	$235,739	$3,289,557

2002
U.S. P&C	$52,207	$855,266	$212,948	—	$600,007	N/A	$445,915	$161,080	$33,781	$648,957
Global (Non-U.S.) P&C	58,459	1,454,726	207,354	—	560,175	N/A	438,681	140,543	34,103	599,799
Worldwide Specialty	88,642	1,348,424	439,603	—	1,095,260	N/A	678,382	193,794	80,895	1,232,023
Life	105,565		10,020	$815,978	170,294	$34,457	152,784	60,668	12,927	N/A

Total	$304,873	$3,658,416	$869,925	$815,978	$2,425,736	$34,457	$1,715,762	$556,085	$161,706	$2,480,779

2001
U.S. P&C	$47,863	$668,181	$163,763	—	$345,694	N/A	$443,502	$85,774	$22,092	$411,039
Global (Non-U.S.) P&C	49,567	1,238,317	149,360	—	514,151	N/A	440,412	128,169	26,894	545,165
Worldwide Specialty	64,357	1,099,130	280,060	—	641,873	N/A	623,221	127,103	58,109	736,921
Life	112,365		4,346	$693,250	131,790	$26,496	124,695	27,101	10,495	N/A

Total	$274,152	$3,005,628	$597,529	$693,250	$1,633,508	$26,496	$1,631,830	$368,147	$117,590	$1,693,125

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2003, 2002 and 2001

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to Other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2003
Life reinsurance in force	—	$1,787,507	$28,077,916	$26,290,409	107%
Premiums earned
Life	—	10,481	256,197	245,716	104%
Accident and health	—	—	54,627	54,627	100%
Property and casualty	—	27,735	3,230,834	3,203,099	101%

Total premiums	—	$38,216	$3,541,658	$3,503,442	101%

2002
Life reinsurance in force	—	$2,162,199	$20,275,486	$18,113,287	112%
Premiums earned
Life	—	7,366	162,230	154,864	105%
Accident and health	—	584	16,014	15,430	104%
Property and casualty	—	48,007	2,303,449	2,255,442	102%

Total premiums	—	$55,957	$2,481,693	$2,425,736	102%

2001
Life reinsurance in force	—	$923,385	$14,844,358	$13,920,973	107%
Premiums earned
Life	—	6,942	131,727	124,785	106%
Accident and health	—	—	7,007	7,007	100%
Property and casualty	—	45,713	1,547,429	1,501,716	103%

Total premiums	—	$52,655	$1,686,163	$1,633,508	103%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2003, 2002 and 2001

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Net Premiums earned	Losses and loss expenses incurred	Amortiza- tion of deferred policy acquisition costs	Paid losses and loss expenses	Net premiums written
Consolidated subsidiaries
2003	$242,225	$4,755,059	$1,024,247	$3,203,099	$2,098,664	$711,891	$1,292,782	$3,289,557
2002	199,307	3,658,416	859,905	2,255,442	1,562,978	495,417	1,124,834	2,480,779
2001	161,787	3,005,628	597,138	1,501,716	1,507,135	341,096	824,749	1,693,125

EXHIBIT INDEX

Exhibit No.	Description	Page No.
1.

Financial Statements

The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2003 Annual Report to shareholders as described under Item 8 of this Report.

         -Report of Independent Accountants

         -Consolidated Balance Sheets at December 31, 2003 and 2002

         -Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

         -Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

         -Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001

         -Notes to Consolidated Financial Statements.

2.	The schedules to financial statements listed in the accompanying Index to Schedules to Consolidated Financial Statements are filed as part of this report.
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd. ‡
2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation. ‡
2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S. and SCOR in relation to the sale of the outstanding capital stock of PartnerRe Life Insurance Company of the U.S. ††
3.1	Amended Memorandum of Association. ^
3.2	Amended and Restated Bye-laws. ^
4.1	Specimen Common Share Certificate. **
4.2	Specimen of Unit Certificate for the PEPS Units. ‡‡‡
4.3	Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust I. ‡‡‡
4.4	Certificate of Designation of the Company’s 5.61% Series B Cumulative Redeemable Preferred Shares. ‡‡‡
4.5	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I. /
4.6	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares. +++
4.7	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares. +++
10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August, 1993. *
10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993. *
10.3	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997. ‡‡
10.4	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998. †
10.5	Directors’ Deferred Compensation Plan. **
10.6	Amended Employee Incentive Plan, dated as of May 19, 2000. †††
10.7	Standstill Agreement between Swiss Reinsurance Company and PartnerRe Ltd., dated as of July 10, 1997. ^^^
10.8	Loan agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998. ‡‡
10.9	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation. †
10.10	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000. ††
10.11	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000. †††
10.12	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000. †††
10.13	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001. ///

10.14	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000. †††
10.15	Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.***
10.16	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002. //
10.17	Form of Remarketing Agreement relating to the PEPS Units between the Company and Morgan Stanley and Co. Incorporated. ##
10.18	Form of Pledge Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.19	Form of Purchase Contract Agreement relating to the PEPS Units between the Company and JPMorgan Chase Bank. ##
10.20	Amended and Restated Employee Share Purchase Plan effective June 1, 2002 +
10.21	364-Day Credit Agreement, dated June 19, 2002 between PartnerRe Ltd., various designated subsidiary borrowers, various lending institutions and JP Morgan Chase Bank as Administrative Agent. +
10.22	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich ++
10.23	Swiss Share Purchase Plan effective June 3, 2002. +
10.24	First Amendment among PartnerRe Ltd, the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Arrangement, and JP Morgan Chase Bank, dated as of December 23, 2002. X
10.25	Second Amendment among PartnerRe Ltd, the Designated Subsidiary Borrowers, the lending institutions from time to time party to the Credit Arrangement, and JP Morgan Chase Bank, dated as of June 18, 2003. X
10.26	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.
11.1	Statement Regarding Computation of Net Income Per Common Share.
13.1	Annual Report to Shareholders of the Company for the year ended December 31, 2003.
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche.
31.1	302 Certification of Patrick A. Thiele
31.2	302 Certification of Albert A. Benchimol
32.1	906 Certification of Patrick A. Thiele
32.2	906 Certification of Albert A. Benchimol

*	Incorporated by reference to the Registration Statement on Form F-1 of the Company, as filed with the Securities and Exchange Commission on August 27, 1993 (Registration No. 33-68042).
**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on November 9, 2001.
^	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
^^	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 1997.
^^^	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998.
‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on October 28, 1998.
‡‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.
‡‡‡	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 28, 2001.
#	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 16, 1999.
##	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 13, 2001.
†	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on May 15, 2000.
†††	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2000.

/	Incorporated by reference to the Registration Statement on Form S-3 of the Company, as filed with the Securities and Exchange Commission on October 26, 2001.
//	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 25, 2002.
///	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001.
+	Incorporated by reference to the Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 14, 2002.
++	Incorporated by reference to the Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on November 4, 2002.
+++	Incorporated by reference to the Report on Form 8-A of the Company, as filed with the Securities and Exchange Commission on May 2, 2003.
X	Incorporated by reference to the Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 13, 2003.