Form 10-Q
period 2004-03-31
PARTNERRE LTD
filed 2004-05-10
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2004

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of May 4, 2004 was 53,804,358.

PartnerRe Ltd.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations and comprehensive income and of shareholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s change in method of accounting for goodwill, derivative instruments and hedging activities, Mandatorily Redeemable Preferred Securities and Trust Preferred Securities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche

Hamilton, Bermuda

April 26, 2004

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2004, $5,315,968; 2003, $5,241,494)	$5,470,485	$5,343,651
Short-term investments, available for sale, at fair value (amortized cost: 2004, $44,878; 2003, $46,271)	44,902	46,307
Equities, available for sale, at fair value (cost: 2004, $644,607; 2003, $614,697)	761,444	713,950
Trading securities, at fair value (cost: 2004, $96,907; 2003, $113,385)	104,942	122,544
Cash and cash equivalents, at fair value, which approximates amortized cost	710,072	558,692
Other invested assets	84,932	11,590

Total investments and cash	7,176,777	6,796,734
Accrued investment income	104,078	132,291
Reinsurance balances receivable	1,747,725	1,214,269
Reinsurance recoverable on paid and unpaid losses	198,408	188,706
Funds held by reinsured companies	1,072,965	1,068,432
Deferred acquisition costs	444,617	354,854
Deposit assets	490,734	508,037
Taxes recoverable	57,429	80,835
Goodwill	429,519	429,519
Other	131,718	129,337

Total Assets	$11,853,970	$10,903,014

Liabilities
Unpaid losses and loss expenses	$4,904,394	$4,755,059
Policy benefits for life and annuity contracts	1,137,879	1,162,016
Unearned premiums	1,672,972	1,035,450
Funds held under reinsurance treaties	27,288	27,399
Deposit liabilities	532,458	570,634
Long-term debt	220,000	220,000
Net payable for securities purchased	35,258	5,389
Accounts payable, accrued expenses and other	148,726	126,675
Debt related to trust preferred securities	206,186	206,000
Mandatorily redeemable preferred securities	200,000	200,000

Total Liabilities	9,085,161	8,308,622

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2004, 53,781,199; 2003, 53,741,553)	53,781	53,742
Preferred shares (aggregate liquidation preference: $290,000,000; par value $1.00, issued and outstanding: 2004, 11,600,000; 2003, 11,600,000;)	11,600	11,600
Additional paid-in capital	1,023,561	1,023,167
Deferred compensation	(359)	(125)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	224,435	166,492
Currency translation adjustment	10,466	16,657
Retained earnings	1,445,325	1,322,859

Total Shareholders’ Equity	2,768,809	2,594,392

Total Liabilities and Shareholders’ Equity	$11,853,970	$10,903,014

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except per share data)

(Unaudited)

	For the three months ended March 31, 2004	For the three months ended March 31, 2003
Revenues
Gross premiums written	$1,553,622	$1,261,590

Net premiums written	$1,523,701	$1,234,747
Increase in unearned premiums	(630,914)	(428,510)

Net premiums earned	892,787	806,237
Net investment income	73,584	61,129
Net realized investment gains	37,813	40,070
Other income	2,793	2,277

Total Revenues	1,006,977	909,713
Expenses
Losses and loss expenses and life policy benefits	569,858	555,997
Acquisition costs	204,331	169,722
Other operating expenses	67,562	51,271
Interest expense	10,168	3,196
Net foreign exchange gains	(1,197)	(3,734)

Total Expenses	850,722	776,452

Income before distributions related to trust preferred and mandatorily redeemable preferred securities and taxes	156,255	133,261
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	6,815
Income tax expense	10,611	2,077

Net income	145,644	124,369
Preferred dividends	4,894	5,000

Net income available to common shareholders	$140,750	$119,369

Calculation of comprehensive income, net of tax:
Net income as reported	$145,644	$124,369
Change in unrealized gains or losses on investments	57,943	(32,164)
Change in currency translation adjustment	(6,191)	10,232

Comprehensive income	$197,396	$102,437

Per share data:
Earnings per common share:
Basic net income	$2.62	$2.28
Weighted average number of common shares outstanding	53,781.1	52,403.2
Diluted net income	$2.59	$2.22
Weighted average number of common and common equivalent shares outstanding	54,370.1	53,738.6

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Common Shares	Preferred Shares	Additional Paid-In Capital	Deferred Compen- sation	Net Unrealized Gains on Investments, Net of tax	Currency Translation Adjustment	Retained Earnings	Total Share- holders’ Equity
Balance at December 31, 2003	$53,742	$11,600	$1,023,167	$(125)	$166,492	$16,657	$1,322,859	$2,594,392
Issue of common shares	34	—	1,318	—	—	—	—	1,352
Adjustment on purchase contracts for common shares	—	—	(1,195)	—	—	—	—	(1,195)
Issue of restricted common shares	5	—	271	(276)	—	—	—	—
Amortization of deferred compensation	—	—	—	42	—	—	—	42
Net unrealized gains for period	—	—	—	—	57,943	—	—	57,943
Currency translation adjustment	—	—	—	—	—	(6,191)	—	(6,191)
Net income	—	—	—	—	—	—	145,644	145,644
Dividends on common shares	—	—	—	—	—	—	(18,284)	(18,284)
Dividends on preferred shares	—	—	—	—	—	—	(4,894)	(4,894)

Balance at March 31, 2004	$53,781	$11,600	$1,023,561	$(359)	$224,435	$10,466	$1,445,325	$2,768,809

Balance at December 31, 2002	$52,376	$10,000	$977,714	$(261)	$119,605	$(30,820)	$948,568	$2,077,182
Issue of common shares	35	—	1,470	—	—	—	—	1,505
Adjustment on purchase contracts for common shares	—	—	(1,195)	—	—	—	—	(1,195)
Amortization of deferred compensation	—	—	—	34	—	—	—	34
Net unrealized losses for period	—	—	—	—	(32,164)	—	—	(32,164)
Currency translation adjustment	—	—	—	—	—	10,232	—	10,232
Net income	—	—	—	—	—	—	124,369	124,369
Dividends on common shares	—	—	—	—	—	—	(15,198)	(15,198)
Dividends on preferred shares	—	—	—	—	—	—	(5,000)	(5,000)

Balance at March 31, 2003	$52,411	$10,000	$977,989	$(227)	$87,441	$(20,588)	$1,052,739	$2,159,765

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Cash Flows From Operating Activities:
Net income	$145,644	$124,369
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	11,823	1,806
Net realized investment gains	(37,813)	(40,070)
Changes in:
Unearned premiums	630,914	428,510
Reinsurance balances receivable	(552,781)	(429,676)
Unpaid losses and loss expenses including life policy benefits	180,441	197,236
Net taxes recoverable	9,439	1,397
Other changes in assets and liabilities	(68,998)	(48,023)
Net sales of trading securities	18,705	1,489
Other items, net	(2,949)	(3,657)

Net cash provided by operating activities	334,425	233,381

Cash Flows From Investing Activities:
Sales of fixed maturities	2,432,880	2,542,035
Redemptions of fixed maturities	121,048	77,767
Purchases of fixed maturities	(2,641,579)	(2,425,508)
Net sales (purchases) of short-term investments	809	(11,641)
Net purchases of equities	(19,475)	(16,645)
Other	(51,773)	(5,340)

Net cash (used in) provided by investing activities	(158,090)	160,668

Cash Flows from Financing Activities:
Cash dividends paid to shareholders	(23,178)	(20,198)
Issue of common shares	1,628	1,505
Adjustment on purchase contract for common shares	(1,195)	(1,195)

Net cash used in financing activities	(22,745)	(19,888)

Effect of exchange rate changes on cash	(2,210)	87
Increase in cash and cash equivalents	151,380	374,248
Cash and cash equivalents—beginning of period	558,692	710,640

Cash and cash equivalents—end of period	$710,072	$1,084,888

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

PartnerRe Ltd. (the “Company”) provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA, and Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health. The Company also offers financial products that provide weather and credit protection to industrial and service companies on a worldwide basis.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the condensed consolidated financial statements reflect the best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	Unpaid losses and loss expenses, including policy benefits for life and annuity contracts;

•	Gross and net premiums written and net premiums earned;

•	Recoverability of deferred acquisition costs;

•	Determination of other-than-temporary impairment of investments;

•	Recoverability of tax loss carry-forwards;

•	Valuation of goodwill; and

•	Valuation of certain derivative financial instruments.

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. Recent Development

In February 2004, the Company invested $73.2 million in Channel Re, a new financial guarantee reinsurer based in Bermuda, which will assume a portfolio of approximately $27 billion of in-force business from MBIA, participate in new MBIA reinsurance treaties and provide facultative reinsurance support to MBIA. Other shareholders in Channel Re are Renaissance Re, Koch Financial Re and MBIA. The Company’s investment represents 20% of the common stock of Channel Re and this investment was recorded at cost in the other invested assets line on the Company’s condensed consolidated balance sheet at March 31, 2004. The Company will use the equity method to record its share of Channel Re’s income starting in the second quarter of 2004 when Channel Re reports the results of its first quarter of operations.

3. New Accounting Pronouncements

In July 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts” (SOP 03-01). SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The Company has adopted SOP 03-01 as of January 1, 2004 and the adoption did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF No. 03-01, which is effective for reporting periods beginning after June 15, 2004. EITF No. 03-01 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary. The EITF No. 03-01 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The disclosures required for investment securities accounted for under the cost method are effective for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-01 is not expected to result in a material change in the Company’s condensed consolidated statements of operations or financial position.

4. Stock Options

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding equity-based compensation for the three-month periods ended March 31, 2004 and 2003 (in thousands of U.S. dollars, except per share data):

	For the three months ended March 31, 2004	For the three months ended March 31, 2003
Net income available to common shareholders:
As reported	$140,750	$119,369
Add: Stock-related compensation expense included in net income as reported	$1,231	$263
Less: Total stock-related compensation expense determined under fair-value method for all grants	$3,028	$2,539

Pro forma	$138,953	$117,093
Net income per common share:
Basic
As reported	$2.62	$2.28
Pro forma	$2.58	$2.23
Diluted
As reported	$2.59	$2.22
Pro forma	$2.56	$2.18
Weighted average assumptions used:
Risk-free interest rate	3.6%	3.7%
Expected life	7 years	7 years
Expected volatility	25%	25%
Dividend yield	2%	2%

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Segment Information

The Company monitors the performance of its underwriting operations in three segments, Non-life, Alternative Risk Transfer (ART) and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The U.S. Property and Casualty sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and other lines. The ART segment includes finite reinsurance, structured finance and weather-related products, and from the second quarter of 2004, will include the results of the Company’s investment in Channel Re. The Life segment includes life, health and annuity lines of business.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life and ART products, investment income is considered in Management’s assessment of the profitability of the Life and ART segments. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, interest expense, distributions related to trust preferred and mandatorily redeemable preferred securities, net foreign exchange gains and losses, income tax expense or benefit and preferred share dividends. Segment results are shown net of intercompany transactions. During the first quarter of 2004, the Company has treated its ART operations as a reportable segment for the first time. Segment information for the prior period has been reclassified to conform to this new presentation.

Management measures results for the Non-life segment on the basis of the “loss ratio”, “acquisition ratio”, “technical ratio”, “other overhead expense ratio” and “combined ratio.” The “loss ratio” is obtained by dividing losses and loss expenses by net premiums earned, the “acquisition ratio” is obtained similarly by dividing acquisition costs by net premiums earned and the “other overhead expense ratio” is obtained by dividing other operating expenses by net premiums earned. The “technical ratio” is the sum of the loss and acquisition ratios. The “combined ratio” is the sum of the technical and other overhead expense ratios. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures segment results for the Life and ART segments on the basis of the “allocated underwriting result”, which includes revenues from net premiums earned, other income, net investment income for ART and allocated net investment income for Life, and expenses from losses and loss expenses, acquisition costs and other operating expenses.

For each of the segments and sub-segments presented, premiums are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The difference between the gross and net premiums written is attributable to the cost of retrocession protection, as the Company selectively purchases retrocession protection as part of its overall risk management process.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a summary of the segment revenues and results for the three-month periods ended March 31, 2004 and 2003 (in millions of U.S dollars except ratios):

For the three months ended March 31, 2004

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$376	$469	$619	$1,464	$1	$89	$—	$1,554
Net premiums written	$376	$469	$596	$1,441	$—	$83	$—	$1,524
(Increase) decrease in unearned premiums	(153)	(214)	(253)	(620)	2	(13)	—	(631)

Net premiums earned	$223	$255	$343	$821	$2	$70	$—	$893
Losses and loss expenses including life policy benefits	(166)	(187)	(164)	(517)	—	(53)	—	(570)
Acquisition costs	(42)	(64)	(73)	(179)	—	(25)	—	(204)

Technical Result	$15	$4	$106	$125	$2	$(8)	$—	$119
Other income	n/a	n/a	n/a	—	3	—	—	3
Other operating expenses	n/a	n/a	n/a	(48)	(4)	(6)	(10)	(68)

Underwriting Result	n/a	n/a	n/a	$77	$1	$(14)	n/a	$54
Net investment income	n/a	n/a	n/a	n/a	—	10	64	74

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	$1	(4)	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	38	38
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(10)	(10)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	1	1
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(11)	(11)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$146

Loss ratio (1)	74.3%	73.5%	47.6%	62.9%
Acquisition ratio (2)	19.0	25.2	21.3	21.9

Technical ratio (3)	93.3%	98.7%	68.9%	84.8%
Other overhead expense ratio (4)				5.9

Combined Ratio (5)				90.7%

(A)	This segment will include the company’s investment income from Channel Re; however, results for the period ended March 31, 2004 do not include income from Channel Re as Channel Re’s first quarter’s results will be reported to the Company during the second quarter.

(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.

(5)	Combined ratio is the sum of the technical ratio and the other overhead expense ratio.

(6)	Allocated underwriting result is defined as net premiums earned, other income and net investment income less losses and loss expenses, acquisition costs and other overhead expenses.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2003

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$318	$305	$552	$1,175	$—	$87	$—	$1,262
Net premiums written	$318	$305	$530	$1,153	$—	$82	$—	$1,235
Increase in unearned premiums	(122)	(103)	(197)	(422)	—	(7)	—	(429)

Net premiums earned	$196	$202	$333	$731	$—	$75	$—	$806
Losses and loss expenses including life policy benefits	(138)	(138)	(207)	(483)	—	(73)	—	(556)
Acquisition costs	(50)	(49)	(62)	(161)	—	(9)	—	(170)

Technical Result	$8	$15	$64	$87	$—	$(7)	$—	$80
Other income	n/a	n/a	n/a	—	2	—	—	2
Other operating expenses	n/a	n/a	n/a	(38)	(2)	(4)	(7)	(51)

Underwriting Result	n/a	n/a	n/a	$49	$—	$(11)	n/a	$31
Net investment income	n/a	n/a	n/a	n/a	—	12	49	61

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	$—	$1	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	40	40
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	4	4
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(2)	(2)
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$124

Loss ratio (1)	70.3%	68.2%	62.2%	66.0%
Acquisition ratio (2)	25.7	24.0	18.5	22.0

Technical ratio (3)	96.0%	92.2%	80.7%	88.0%
Other overhead expense ratio (4)				5.2

Combined Ratio (5)				93.2%

(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.

(5)	Combined ratio is the sum of the technical ratio and the other overhead expense ratio.

(6)	Allocated underwriting result is defined as net premiums earned, other income and net investment income less losses and loss expenses, acquisition costs and other overhead expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the unaudited consolidated financial condition at March 31, 2004 and results of operations of PartnerRe Ltd. (the “Company”) for the three-month periods ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2003 and notes thereto included in the Company’s 2003 Annual Report to Shareholders. The unaudited condensed consolidated financial statements at and for the three-month period ended March 31, 2004 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to figures prepared in accordance with accounting principles generally accepted in the United States and ratios that are calculated using these figures.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “forecast,” “evaluate,” “will likely result” or “will continue” or words of similar impact generally involve forward -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

See the discussion of the Company’s Critical Accounting Policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in the Company’s 2003 Annual Report to Shareholders.

General

The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA, and Partner Reinsurance Company of the U.S. (“PartnerRe US”). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health. The Company also offers financial products that provide weather and credit protection to industrial and service companies on a worldwide basis.

Because of the inherent volatility of some of the lines of business the Company underwrites, the operating results and financial condition of the Company can be adversely impacted by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. Catastrophe reinsurance comprises a material portion of the Company’s exposure. Catastrophe losses result from events such as windstorms, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, the Company’s loss experience in this line of business could be characterized by low frequency and high severity, particularly since it usually provides reinsurance that pays only after the primary insurer has experienced a specified level of loss, which tends to reduce the Company’s exposure to higher-frequency low-severity losses. This is likely to result in substantial volatility in the Company’s financial results for any fiscal quarter or year and could have a material adverse effect on the Company’s financial condition or results of operations.

The Company writes other lines of business and products that can be affected by large losses, including property, casualty, motor, agriculture, aviation/space, credit/surety, engineering/energy, marine, special risk, other lines, life/annuity and health, finite reinsurance, structured finance and weather-related products. The Company endeavors to manage its exposure to catastrophe and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone defined by the Company and attempting to limit its exposure to per risk reinsurance, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance and credit default swaps. Despite the Company’s efforts to manage its exposure to catastrophe and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones or changes in the relative frequency or severity of catastrophic or other large loss events could have a material adverse effect on the Company’s financial condition or results of operations. Should the Company incur a substantial catastrophe loss, its ability to write future business may be impacted.

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

In 2000, the cumulative impact of several years of declining profitability, punctuated by the large European storms Lothar and Martin at the end of 1999, led to an improvement in pricing, which gained momentum into 2001. The large loss events of 2001, including the terrorist attack of September 11 and the Enron bankruptcy, in conjunction with steep declines in interest rates and equity values, added to the pressure for improvements in insurance and reinsurance pricing and improved terms and conditions. The Company observed in January 2002 the strongest renewal season in over five years. Market conditions remained strong throughout 2002 and continued into the 2003 renewal season. The 2004 renewals were characterized by responsible competition which resulted in a slow but orderly decline in the rate of price increases in longer-tail lines and declines in pricing, terms and conditions of shorter-tail and specialty lines. Interest rates and investment returns have remained low since 2002 and this has tempered the industry’s ability to quickly replenish capital organically. In 2002 and 2003, the industry also faced the challenge of multiple credit rating downgrades and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

many reinsurers tapped the capital markets to either replenish capital or increase their capital base to sustain growth in their operations in a favorable underwriting environment. The cumulative pressures on industry capital, due to catastrophic losses, adverse reserve development, ongoing loss cost inflation, and steep declines in equity values in 2000-2001 ultimately led to an improvement in market conditions. While a number of companies exited certain lines of the reinsurance market altogether, other companies were created in the aftermath of September 11. The total capital raised by these new companies in conjunction with new capital raised by existing companies was not substantial when compared to the capital lost by the industry over the last few years. However, this new capacity and the expected growth in retained earnings of the industry resulting from recent favorable market conditions have increased the level of available capital to a more adequate level. Management is unable to predict the extent to which improved capital levels or other developments in the economic, regulatory, or judicial environment will drive increased competition in the industry.

Results of Operations—for the Three Months Ended March 31, 2004 and 2003

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income per share and return on beginning common shareholders’ equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Net income available to common shareholders is also used in the calculation of the Company’s ROE, which is calculated by dividing net income available to common shareholders by the net book value of the common shareholders’ equity at the beginning of the year. The net book value of the common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity.

Net income available to common shareholders, diluted net income per common share and ROE for the three months ended March 31, 2004 and 2003 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Net income available to common shareholders	$140.7	18%	$119.4
Diluted net income per share	$2.59	17%	$2.22
Return on beginning common shareholders’ equity	24.4%		26.1%

Net income available to common shareholders and diluted net income per share for the 2004 period improved compared to the equivalent period of 2003 principally as a result of improved underwriting results, defined as net premiums earned and other income less losses and loss expenses, acquisition costs and other overhead expenses, and increased net investment income.

Underwriting results increased significantly from $31 million for the three-month period ended March 31, 2003 to $54 million for the same period of 2004. Contributing to the improvement of underwriting results were the strong market conditions as well as favorable development on prior accident year losses as the Company reduced its estimate of losses for certain lines as the “at risk” period for older years expired and updated information was received from cedants. The improvement in pricing, terms and conditions observed since the 2002 renewals had positive effects in both the 2004 and 2003 periods but more predominantly in the 2004 period since premiums written during the latter half of 2003 are earned during 2004.

The Company performs quarterly reviews of the adequacy of unpaid loss and loss expense reserves, taking into account current and historical reported claims information, industry information and trends, and other factors that could have an impact on the ultimate settlement value of claims incurred by the Company. The claims information reported to the Company in any one period can pertain to the current as well as prior years and can indicate an increase or a decrease in the losses anticipated by the cedant. This new information can influence the Company’s assessment of its ultimate loss ratios as well as the level of required loss and loss expense reserves currently held. Although the dollar value of emerging reported losses may not be significant on an individual basis, the Company monitors the accumulation of such individual losses (referred to as “attritional losses”) to identify trends that may be meaningful from a reserving standpoint. In any given quarter, the Company may increase its reserve estimates relating to claims of prior periods (referred to as “adverse loss development”), or it may reduce its reserves related to prior periods (referred to as “positive loss development”), depending on what information becomes available for consideration during the quarterly evaluation of reserves.

The allocation of losses to accident years attempts to match losses with the period in which the related premiums were earned and facilitates the review of calendar year results, which typically include results from the current accident year and development on

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

prior accident years. The following table shows the net positive (adverse) loss development for prior accident years in the Non-life segment (in millions of U.S. dollars):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Prior year positive (adverse) loss development:
Non-life segment:
U.S. Property and Casualty	$(3.2)	$(7.5)
Global (Non-U.S.) Property and Casualty	(3.2)	27.4
Worldwide Specialty	65.6	(16.7)

Total prior-year loss development	$59.2	$3.2

The components making up the net positive loss development for the first quarter of 2004 and 2003 are described in more detail in the discussion of the individual sub-segments that make up the Non-life segment, below.

At March 31, 2004, the Company had gross Non-life reserves for unpaid losses and loss expenses of $4.9 billion, comprised of outstanding loss reserves (case reserves) of $2.2 billion, incurred but not reported (IBNR) reserves of $2.6 billion and additional case reserves (ACR) of $0.1 billion. The Company had Non-life ceded reserves of $0.2 billion recoverable under retrocessional agreements, resulting in net Non-life reserves of $4.7 billion. At December 31, 2003, the Company had gross Non-life reserves for unpaid losses and loss expenses of $4.8 billion, comprised of case reserves of $2.2 billion, IBNR reserves of $2.5 billion and ACR of $0.1 billion.

The Company estimates its unpaid losses and loss expense reserves using single point estimates for each sub-segment. These reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the unpaid losses and loss expense reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company there can be no guarantee that the final settlement of the unpaid losses and loss expense reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates for net reserves at March 31, 2004, were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
U.S. Property and Casualty	$1,296	$1,589	$997
Global (Non-U.S.) Property and Casualty	1,797	1,993	1,459
Worldwide Specialty	1,635	1,714	1,296

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total carried unpaid losses and loss expense reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event the business environment and social trends diverge from historical trends, the Company may have to adjust its reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded reserves represent the best estimate of future liabilities based on information available as at March 31, 2004. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Reserves for policy benefits for ordinary life, accident and health policies have been established based upon information reported by ceding companies supplemented by the Company’s best actuarial estimates of mortality, morbidity, persistency and investment income, with appropriate provision for adverse deviation. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 2.0% to 6.5%. Actual experience in a particular period may vary from assumed experience and, consequently, may affect the Company’s results in future periods.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s reserve for unpaid losses and loss expenses for asbestosis and environmental exposures did not change significantly since December 31, 2003. (See Note 5 to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to higher income generated by the underwriting operations, the Company reported net realized investment gains on sale of investments of $37.8 million for the three months ended March 31, 2004 compared to realized investment gains of $40.1 million during the equivalent period in 2003. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the condensed consolidated balance sheets to the net income on the condensed consolidated statements of operations and the retained earnings section of the condensed consolidated balance sheets.

The next section provides a detailed analysis of the Company’s operating performance by segment and sub-segment for the first quarter of 2004 and 2003.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, Alternative Risk Transfer (ART) and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The U.S. Property and Casualty sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and other lines. The ART segment includes finite reinsurance, structured finance and weather-related products, and from the second quarter of 2004, will include the results of the Company’s investment in Channel Re. The Life segment includes life, health and annuity lines of business.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s life and ART products, investment income is considered in Management’s assessment of the profitability of the Life and ART segments. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, interest expense, distributions related to trust preferred and mandatorily redeemable preferred securities, net foreign exchange gains and losses, income tax expense or benefit and preferred share dividends. Segment results are shown net of intercompany transactions. During the first quarter of 2004, the Company has treated its ART operations as a reportable segment for the first time. Segment information for the prior period has been reclassified to conform to this new presentation.

Management measures results for the Non-life segment on the basis of the “loss ratio”, “acquisition ratio”, “technical ratio”, “other overhead expense ratio” and “combined ratio.” The “loss ratio” is obtained by dividing the losses and loss expenses by net premiums earned, the “acquisition ratio” is obtained similarly by dividing acquisition costs by net premiums earned and the “other overhead expense ratio” is obtained by dividing other operating expenses by net premiums earned. The “technical ratio” is the sum of the loss and acquisition ratios. The “combined ratio” is the sum of the technical and other overhead expense ratios. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. The technical ratio differs from the combined ratio, as it does not include the impact of other operating expenses. Management measures segment results for the Life and ART segments on the basis of the “allocated underwriting result”, which includes revenues from net premiums earned, other income, net investment income for ART and allocated net investment income for Life, and expenses from losses and loss expenses, acquisition costs and other operating expenses.

For each of the segments and sub-segments presented, premiums are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which generally is one to two years. The difference between the gross and net premiums written is attributable to the cost of retrocession protection, as the Company selectively purchases retrocession protection as part of its overall risk management process.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-life Segment

U.S. Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the quarters ended March 31, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Gross premiums written	$376	18%	$318
Net premiums written	376	18	318
Net premiums earned	223	14	196
Losses and loss expenses	166	20	138
Acquisition costs	42	(16)	50

Technical result	$15	88	$8
Loss ratio	74.3%		70.3%
Acquisition ratio	19.0%		25.7%
Technical ratio	93.3%		96.0%

Premiums

The U.S. Property and Casualty sub-segment represented 25% of net premiums written in the first quarter of 2004. The growth in net premiums written over the first quarter of 2003 was most pronounced in the casualty and motor lines while the property line was relatively flat. Through the three months ended March 31, 2004, the Company continued to observe strong prices and terms and conditions in the casualty and motor lines and a softening of terms and conditions in the property line. Notwithstanding the strong terms and conditions prevailing in this sub-segment, the Company has remained selective in pursuing business that meets its profitability objectives. The Company continued its controlled expansion in the specialty casualty line as it perceived this line to continue to provide very good terms and conditions. Based on the January 1, 2004 pricing indications and renewal information received from cedants and brokers, gross and net premiums written are expected to grow during the remainder of 2004 for the casualty line (including specialty casualty business) and be relatively flat for the other lines of business. Net premiums earned are expected to increase modestly for all lines during the remainder of 2004.

Losses and loss expenses

The growth in the losses and loss expense volume in the quarter ended March 31, 2004 compared to March 31, 2003, is due to the growth in the Company’s book of business and exposure as evidenced by the increase in net premiums earned for this sub-segment. The technical ratio for the quarters ended March 31, 2004 and 2003 included no catastrophe or other significant losses. The increase in loss ratio for the three months ended March 31, 2004 compared to the corresponding 2003 period occurred primarily as a result of the continued expansion of the specialty casualty line that typically tends to have a higher loss ratio due to the long-tail nature of the risk involved. Accordingly, these treaties also typically provide for investment income on invested premiums during a longer period as losses are typically paid later than for other lines. The technical ratio for the quarters ended March 31, 2004 and 2003 included $3.2 million and $7.5 million, respectively, of adverse prior year loss development. The adverse loss development of $3.2 million recorded in the first quarter of 2004 included adverse loss development on the motor line, which was partially offset by positive loss development on the property line. Included in the positive loss development on the property line was a $6 million reduction in the Company’s loss estimate related to the events of September 11. The adverse loss development recorded in the first quarter of 2003 pertained principally to the facultative casualty line that was discontinued by the Company at the end of 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquisition costs

The decrease in the acquisition costs and acquisition ratio during the first quarter of 2004 is due to the reduction of the acquisition ratio on treaties with experience credits under the form of sliding scale and profit commission adjustments. A shift from proportional to non-proportional business within this sub-segment also reduced the acquisition ratio as non-proportional business typically carries lower acquisition costs.

Global (Non-U.S.) Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the quarters ended March 31, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Gross premiums written	$469	54%	$305
Net premiums written	469	54	305
Net premiums earned	255	26	202
Losses and loss expenses	187	36	138
Acquisition costs	64	31	49

Technical results	$4	(73)	$15
Loss ratio	73.5%		68.2%
Acquisition ratio	25.2%		24.0%
Technical ratio	98.7%		92.2%

Premiums

The Global (Non-U.S.) Property and Casualty sub-segment represented 31% of net premiums written in the first quarter of 2004. The growth in gross and net premiums written over the first quarter of 2003 was the result of two factors. A substantial portion of the growth related to an increase of $146 million stemming from refinements in the process used for estimating premiums written on certain portfolio treaties, which was largely offset by a corresponding increase in unearned premiums. The impact of the refinement was to recognize gross and net premiums written in the first quarter rather than recognizing these premiums ratably over the year. The change will not affect the annual gross and net premiums written volume but will affect comparisons of quarterly figures over the previous year. The second factor impacting the growth rate was the weaker U.S. dollar during the first quarter of 2004 compared to the first quarter of 2003. As a result, foreign exchange contributed approximately 9 points to the growth in net premiums written. Without the influence of these two factors, the growth trend would have been relatively flat for this sub-segment. Through the three months ended March 31, 2004, the Company continued to observe strong prices and terms and conditions in the casualty line and a softening of terms and conditions in the property and motor lines. Notwithstanding the generally strong terms and conditions prevailing in this sub-segment, the Company has seen increased competition but has remained selective in pursuing business that meets its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s objectives. Based on the January 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written are expected to have moderate growth in 2004 for the property and casualty lines and be relatively flat for motor. Net premiums earned are expected to grow moderately during the remainder of 2004.

Losses and loss expenses

The technical ratio for the quarters ended March 31, 2004 and 2003 included no catastrophe or other individually significant losses. The increase in the loss ratio for the three months ended March 31, 2004 compared to the corresponding 2003 period occurred primarily because of weak technical results in the casualty and motor lines which were partially offset by good results in the property line during the first quarter of 2004. The technical ratio for the quarters ended March 31, 2004 and 2003 included $3.2 million of adverse prior year loss development and $27.4 million, or 13.6 points on the loss ratio, of positive loss development, respectively. The adverse loss development recorded in the first quarter of 2004 included adverse loss development

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

principally on the casualty line, which was partially offset by positive loss development on the property line. The positive loss development recorded in the first quarter of 2003 pertained principally to the property line.

Acquisition costs

The acquisition ratio for the first quarters of 2004 and 2003 were comparable.

Worldwide Specialty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the quarters ended March 31, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Gross premiums written	$619	12%	$552
Net premiums written	596	12	530
Net premiums earned	343	3	333
Losses and loss expenses	164	(21)	207
Acquisition costs	73	18	62

Technical result	$106	66	$64
Loss ratio	47.6%		62.2%
Acquisition ratio	21.3%		18.5%
Technical ratio	68.9%		80.7%

Premiums

The Worldwide Specialty sub-segment represented 39% of net premiums written in the first quarter of 2004. The growth in net premiums written over the first quarter of 2003 was principally due to the weakening of the U.S. dollar in the first quarter of 2004 compared to the first quarter of 2003. During the first quarter of 2004, the Company has seen no real change in market trends since the second half of 2003 where the pricing for the most profitable lines of business had started to decline and the other lines exhibited a slow but orderly reduction in the rate of price increases as a result of increasing competition. The Company has remained selective in pursuing business that meets its profitability objectives. Based on the January 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written are expected to be flat or decrease during 2004 for this sub-segment. Net premiums earned are expected to increase modestly during the remainder of 2004.

Losses and loss expenses

While the technical ratio for the quarters ended March 31, 2004 included large losses in the marine and energy lines, including the $30 million loss on the Algerian gas plant explosion, the first quarter of 2003 included no catastrophe or other significant losses. The decrease in the losses and loss expenses and loss ratio in the quarter ended March 31, 2004 compared to March 31, 2003, is principally due to the positive loss development recorded during the first quarter of 2004. The loss ratio for the quarters ended March 31, 2004 and 2003 included $65.6 million of positive loss development and $16.7 million of adverse loss development, respectively. The positive loss development of $65.6 million recorded in the first quarter of 2004 included positive loss developments on the special risk, catastrophe, aviation and engineering/energy lines, which were partially offset by adverse loss development on the marine line. The adverse loss development recorded in the first quarter of 2003 pertained principally to the specialty property line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquisition costs

The increase in the volume of acquisition costs compared to the three months ended March 31, 2003 resulted primarily from a larger volume of business earned in the three months ended March 31, 2004. The acquisition ratio increased compared to the first quarter of 2003 primarily due to increased competition in this sub-segment, which tends to increase acquisition costs, and a shift between lines of business where certain lines carry higher acquisition ratios.

ART Segment

The following table summarizes results for this segment (in millions of U.S. dollars):

	For the three months ended March 31, 2004	For the three months ended March 31, 2003
Gross premiums written	$1	$—
Net premiums written	—	—
Net premiums earned	2	—
Losses and loss expenses	—	—
Acquisition costs	—	—

Technical result	$2	$—
Other Income	3	2
Other operating expenses	(4)	(2)

Underwriting result	$1	$—

As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. The ART segment had good growth in revenues during the first quarter of 2004, but this segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. Finite business had strong accounting results due to the commutation of a large treaty, which accelerated the recognition of the margin on the treaty. Structured products also performed satisfactorily. Results in these two lines were partially offset by losses in the weather line resulting from unusual weather patterns in Japan. The Company expects the ART segment and results to grow during the remainder of the year as this segment continues to expand and as income on the Company’s recent investment in Channel Re begins to be reported in this segment in the second quarter of 2004.

Life Segment

The following table summarizes results for this segment (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Gross premiums written	$89	2%	$87
Net premiums written	83	1	82
Net premiums earned	70	(7)	75
Life policy benefits	53	(27)	73
Acquisition costs	25	178	9

Technical result	$(8)	14	$(7)
Allocated investment income	10	(17)	12
Other operating expenses	(6)	50	(4)

Allocated underwriting result	$(4)	NM	$1

NM:  not meaningful.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premiums

Gross and net premiums written for the first quarter of 2004 are relatively flat over the first quarter of 2003 and are modestly lower if we exclude the impact of the weaker U.S. dollar in the first quarter of 2004. This segment is small and accordingly growth trends may be uneven depending on the timing of individual contracts. The Company did not renew surplus relief healthcare treaties in France in the first quarter of 2004, and continues to expect growth for the year in the mortality and annuity business.

Life policy benefits and acquisition costs

The decrease in life policy benefits in the first quarter of 2004 over the first quarter of 2003, results principally from the non-renewal of health treaties during the first quarter of 2004. The increase in the acquisition costs during the first quarter of 2004 is principally due to a change in the mix of business where certain lines typically carry higher acquisition costs. The Company also recognized a $5.0 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. during 2000. The prolonged period of low interest rates has had a negative effect on these treaties resulting in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions.

Premium distribution by line of business

The distribution of net premiums written by line of business for the three months ended March 31, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Non-life
Property and Casualty
Property	$312	33%	$234
Casualty	335	35	248
Motor	198	40	141
Worldwide Specialty
Agriculture	30	11	27
Aviation/Space	48	(20)	60
Catastrophe	231	3	225
Credit/Surety	63	62	39
Engineering/Energy	58	(18)	71
Marine	35	13	31
Special Risk	128	73	74
Other	3	0	3
ART	—	—	—
Life	83	1	82

Total	$1,524	23	$1,235

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. A number of factors affected the amount and distribution of net premiums written during the first quarter of 2004 as follows: i) as prices are declining in a number of short-tail lines, the Company has determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; iii) the Company is writing increasingly more non-proportional business, which has had the impact of reducing net premiums written; iv) an increase of $146 million of net premiums written related to refinements in the Company’s process used for estimating premiums written on certain portfolio treaties, and which was largely offset by a corresponding increase in unearned premiums, affect the quarter over quarter comparison for the property and motor lines and contributed 12 points to the growth in total net premiums written; and v) while the U.S. dollar strengthened during the first quarter of 2004, it nonetheless was weaker than it was in the first quarter of 2003. As a result, changes in foreign exchange contributed approximately 9 points to the growth in net premiums written and affect the quarter over quarter comparison for all lines. Excluding the impact of the refinements in the premium recognition process and the impact of foreign exchange, net premiums written would have increased by approximately 2%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Treaty Type

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

The distribution of gross premiums written by type of business for the three months ended March 31, 2004 and 2003 was as follows (in millions of U.S dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Non-Life Segment
Proportional	$606	33%	$454
Non-Proportional	757	16	651
Facultative	101	44	70
Life Segment
Proportional	65	(8)	71
Non-Proportional	24	50	16
ART Segment
Proportional	—	—	—
Non-Proportional	1	NM	—

Total	$1,554	23	$1,262

NM:  not meaningful.

The distribution of gross premiums written by type of business for the first quarter of 2004 includes the impact of $146 million relating to the refinements in the Company’s process used for estimating premiums written on certain portfolio treaties, which was largely offset by a corresponding increase in unearned premiums. Excluding the impact of the premium adjustments, which increased principally the proportional business and distorted the quarter over quarter comparison, the overall proportional premiums written would have been flat over the first quarter of 2003 while the non-proportional and facultative premiums written would have increased by 17% and 44%, respectively.

Premium distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended March 31, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
North America	$571	7%	$532
Europe	750	35	555
Asia, Australia and New Zealand	151	28	118
Latin America and the Caribbean	65	35	48
Africa	17	89	9

Total	$1,554	23	$1,262

While the Company experienced growth in absolute value in every geographic area, the growth in the European market includes $146 million of gross premiums written related to refinements in the process used for estimating premiums written on certain portfolio

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

treaties, which was largely offset by a corresponding increase in unearned premiums. In addition, the weakening of the U.S. dollar against the euro and other currencies contributed to the increase in the European market for the 2004 period. These two factors distort the quarter over quarter comparison.

Premium Distribution by Production Source

The Company produces its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the three months ended March 31, 2004 and 2003 was as follows:

	For the three months ended March 31, 2004	For the three months ended March 31, 2003
Broker	67%	68%
Direct	33%	32%

The Company’s U.S. Property and Casualty sub-segment generates business predominantly through brokers, and other Non-life sub-segments generate business predominantly through direct relationships with cedants. The distribution of gross premiums by production source was comparable for both periods presented. Based on January 1, 2004 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects modest changes in the production source of gross premiums written during the remainder of 2004.

Investment Results

Net investment income and net realized investment gains for the three-month periods ended March 31, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Net investment income	$73.6	20%	$61.1
Net realized investment gains	37.8	(6)	40.1

The increase in net investment income is primarily due to the investment of cash flows from operations that has outpaced the reduction in yields since the first quarter of 2003, and the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 6% to the growth in the first quarter of 2004. In the first quarter of 2004, the Company had a larger volume of invested assets resulting from the investment of $1.3 billion of operating cash flow since March 31, 2003. The average yield to maturity on the Company’s fixed income investment portfolio was 3.4% at March 31, 2004 compared to 3.5% at March 31, 2003 and 3.8% at December 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides the components of net investment income for the three-month periods ended March 31, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended March 31, 2004	% Change 2004 over 2003	For the three months ended March 31, 2003
Fixed maturities, short-term investments, cash and cash equivalents	$63.6	29%	$49.3
Equities	4.3	10	3.9
Funds held and other	10.0	(10)	11.1
Investment expense	(4.3)	34	(3.2)

Net investment income	$73.6	20	$61.1

Net investment income from fixed maturities, short-term investments, cash and cash equivalents, and equities has increased compared to the first quarter of 2003 primarily due to the increase in the asset base resulting from the reinvestment of significant positive cash flow from operations during the last twelve months. Net investment income from fixed maturities has also increased due to the lower rate of prepayments on mortgage-backed securities.

The decrease in investment income on funds held and other is primarily attributable to one life annuity treaty, which reported lower investment income and lower losses during the first quarter of 2004 compared to the same quarter of 2003.

The increase in investment expenses in 2004 over 2003 is a result of the Company’s larger asset base upon which expenses are incurred.

Current economic indicators continue to suggest moderate global economic growth led by the U.S. economy. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to rise in the United States and to rise more modestly in Europe during the remainder of 2004, and this combined with the larger asset base as at March 31, 2004, as well as expected positive cash flow from operations, should contribute to higher investment income for the Company during 2004 compared to 2003.

The net realized gains of $37.8 million recorded during the first quarter of 2004 included gross realized losses in the amount of $6.5 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $6.0 million and $0.5 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $517.7 million and $2.3 million, respectively.

The components of net realized investment gains or losses for the three-month periods ended March 31, 2004 and 2003 were as follows (in millions of U.S. dollars):

	2004	2003
Net realized gains on available-for-sale securities, excluding other-than-temporary impairments	$34.8	$39.6
Other-than-temporary impairments	(0.1)	(5.9)
Net realized gains (losses) on trading securities	5.6	(0.3)
Change in net unrealized holding (losses) gains on trading securities	(1.1)	0.5
Net realized (losses) gains on designated hedging activity	(2.7)	0.9
Net gains on other invested assets	3.5	5.4
Other realized and unrealized investment losses	(2.2)	(0.1)

Net realized investment gains	$37.8	$40.1

Net realized investment gains and losses are a function of the timing of disposition of available for sale fixed maturities and equity securities as the Company repositions its investment portfolio to take advantage of market conditions, charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio, changes in the market value of trading securities and the net ineffectiveness of the Company’s designated hedges.

The general decline in interest rates in the last two years has resulted in a significant increase in the fair value of the Company’s fixed income portfolio, as the prevailing market interest rates were lower than the average coupon rate of the Company’s fixed income portfolio. During the normal course of its operations, the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains during the first quarter of 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

condensed consolidated balance sheets.

During the quarters ended March 31, 2004 and 2003, the Company recorded other-than-temporary impairments of $0.1 million and $5.9 million, respectively.

Financial Condition and Liquidity and Capital Resources

Assets

At March 31, 2004, total assets were $11,854.0 million compared to total assets of $10,903.0 million at December 31, 2003. The increase in total assets is the result of the Company’s growing reinsurance operations, the positive cash flow from operations as well as the increase in the value of the Company’s investment portfolio. Total invested assets, including cash and cash equivalents, were $7,176.8 million as at March 31, 2004 compared to $6,796.7 million at December 31, 2003. The major factors influencing the change in cash and invested assets in the three-month period ended March 31, 2004 were:

•	net cash provided by operating activities of $334.4 million;

•	the increase in the net unrealized gains on investments of $118.1 million;

•	the increase in unsettled security trades payables of $29.9 million;

•	the issuance of shares under the Company’s equity plans for $1.6 million; offset by

•	dividend payments on common and preferred shares and interest payments on debt related to trust preferred securities and mandatorily redeemable preferred securities totaling $31.2 million;

•	net negative influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars.

At March 31, 2004 and December 31, 2003, fixed maturities, short-term investments and cash and cash equivalents had an average expected duration of 3.3 years and 3.6 years, respectively. As at March 31, 2004, approximately 94% of the fixed income securities were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 93% as at December 31, 2003.

As at March 31, 2004, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.4% compared to 3.8% as at December 31, 2003.

Liabilities

At March 31, 2004 and December 31, 2003, the Company has recorded gross Non-life reserves for unpaid losses and loss expenses of $4,904.4 million and $4,755.1 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $4,727.8 million and $4,579,4 million, respectively. During the first three months of 2004, the Company incurred net Non-life losses and loss expenses of $516.6 million and net Non-life paid losses of $321.0 million. Additionally, the weakening of most European currencies against the U.S. dollar during the first three months resulted in a decrease of the Non-life reserves for unpaid losses and loss expenses of $47.2 million. Policy benefits for life and annuity contracts were $1,137.9 million and $1,162.0 million at March 31, 2004 and December 31, 2003, respectively. The increase in the value of reserves for unpaid losses and loss expenses relates primarily to the overall growth in business.

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

In the normal course of its business the Company is a party to a variety of contractual obligations as summarized in the Company’s 2003 Annual Report to shareholders. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at March 31, 2004 did not change significantly since December 31, 2003.

Funds Held by Reinsured Companies

The Company, in order to be competitive in certain markets, writes business on a funds held basis. As at March 31, 2004 and December 31, 2003, the Company recorded $1,073.0 million and $1,068.4 million, respectively, of funds held assets on its condensed consolidated balance sheets, representing 9% and 10%, respectively, of the Company’s total assets. Under such contractual arrangements, the reinsured retains the net funds that would have otherwise been remitted and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the reinsured with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due.

Approximately $570.0 million of the funds held assets as at March 31, 2004, earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates as at March 31, 2004, ranged from 2.0% to 5.0%. Under these contractual arrangements, there are no specific assets linked to the funds held balances and the Company is exposed only to the credit risk of the reinsured.

With respect to the remaining $503.0 million of the funds held assets as at March 31, 2004, the Company received an investment return based upon either the results of a pool of assets held by the reinsured (generally used as collateral for the funds held assets), or the investment return earned by the reinsured on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the reinsured for the receivable balances and has no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the reinsured; in some circumstances, investment guidelines regarding the minimum quality of the underlying assets may be agreed upon between the reinsured and the Company as part of the reinsurance agreement or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

The Company has several annuity treaties, which accounted for approximately $401.5 million of the remaining $503.0 million of the funds held balances as at March 31, 2004, and are structured such that the return on the funds held balances is tied to the performance of an underlying group of assets held by the reinsured, including fluctuations in the market value of the underlying assets (one such treaty is a retrocessional agreement under which the Company receives less data than is generally received under a direct reinsurance agreement). In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets, greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured.

The Company also has several property and casualty treaties, representing approximately $101.5 million of the remaining $503.0 million funds held assets as at March 31, 2004, in which the investment performance of the net funds corresponds to the interest income on the assets held by the reinsured; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets the Company has applied the guidance of Derivative Implementation Issue No. B36. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At March 31, 2004, the value of such embedded derivatives was determined to be $12.6 million, all of which was offset by an equivalent adjustment to deferred acquisition costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investments

The Company’s investment portfolio is categorized according to two distinct accounting classifications – “available for sale” and “trading” securities. For a description of the different accounting treatments afforded to these separate accounting classifications, refer to Note 3(f) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.

At March 31, 2004, investments classified as available for sale comprised 98% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets) with 2% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of equities and fixed maturity investments, which are comprised primarily of investment grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments and corporate debt securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in less-than-investment-grade bonds, which are also classified as available for sale. Finally the Company has an allocation to convertible securities and equities in its investment portfolio and these are classified as trading securities.

The cost, market value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at March 31, 2004 were as follows (in millions of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
March 31, 2004
Fixed maturities
- U.S. government	$331.0	$11.1	$(0.1)	$342.0
- states or political subdivisions of states of the U.S.	25.1	1.4	—	26.5
- other foreign governments	1,188.9	26.0	(0.1)	1,214.8
- corporate	2,642.7	111.8	(2.3)	2,752.2
- mortgage/asset-backed securities	1,128.2	11.4	(4.6)	1,135.0

Total fixed maturities	5,315.9	161.7	(7.1)	5,470.5
Short-term investments	44.9	—	—	44.9
Equities	644.6	121.9	(5.1)	761.4

Total	$6,005.4	$283.6	$(12.2)	$6,276.8

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The Company employs a conservative investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. From a risk management perspective, the Company divides its invested assets into two categories, liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance assets and liabilities and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow strict investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital fund assets represent the capital of the Company and are invested to maximize total return, subject to strict risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, less-than-investment-grade bonds, convertible securities, preferred stocks and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable inasmuch as it helps to achieve broader asset diversification and maximization of the portfolio’s total return over time. Since the Company’s allocation to equities is predicated on a long-term strategic investment in this asset class, the Company has the ability to and fully expects to withstand the effects of cyclical market value swings of the broader equity markets on its portfolio.

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at March 31, 2004:

Rating Category	% of Total Fixed Income Securities
AAA	57%
AA	3%
A	20%
BBB	14%
Below investment grade/unrated	6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2004 the liability funds totaled $4.3 billion and were comprised of cash and cash equivalents, short-term investments, AAA, AA and A rated securities. The capital funds, which totaled $2.9 billion, were comprised of investment-grade fixed maturities, below-investment-grade fixed maturities and equities.

Approximately 97% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (3% of the Company’s invested assets or approximately $239 million), consisting primarily of bank loan portfolios, non-publicly traded real estate funds, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

At March 31, 2004, the Company had gross unrealized losses on its fixed maturities of $7.1 million, of which $6.8 million was attributable to investment-grade securities and $0.3 million was attributable to securities rated less than investment grade.

The gross unrealized losses recorded on the Company’s portfolio of fixed maturity securities at March 31, 2004 and December 31, 2003, related primarily to the impact of rising interest rates, which tend to result in a reduction of the market value of fixed income securities. The Company believes that these decreases in values are temporary and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in market value or to hold the securities to their maturity. The tables below (see section titled “Maturity Distribution”) show the distribution by contractual maturity date of available for sale fixed maturity investments at March 31, 2004.

The following table presents an analysis of the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) as at March 31, 2004 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
Fixed maturities	$609.7	$(6.7)	$5.7	$(0.4)	$615.4	$(7.1)
Equities	43.1	(2.9)	135.5	(2.2)	178.6	(5.1)
Total	$652.8	$(9.6)	$141.2	$(2.6)	$794.0	$(12.2)

The majority of the Company’s total unrealized losses, is due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. As at March 31, 2004, the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk.

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $0.1 million and $5.9 million, for the three months ended March 31, 2004 and 2003, respectively. Typically, the Company considers impairment related to any specific issuer of a security to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the condensed consolidated statements of operations, which reduce net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately in net income.

The market value of those investment securities classified as trading was $104.9 million and $122.5 million at March 31, 2004 and December 31, 2003, respectively. For the three months ended March 31, 2004 and 2003, the change in net unrealized investment gains and losses on trading securities resulted in a net loss of $1.1 million and a net gain of $0.5 million, respectively, being recognized in net realized investment gains and losses in the condensed consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at March 31, 2004, by contractual maturity date is shown below (in millions of U.S. dollars):

	Amortized Cost	Market Value
One year or less	$439.0	$442.9
More than one year through five years	1,926.8	1,986.4
More than five years through ten years	1,560.3	1,618.2
More than ten years	306.4	332.9

Subtotal	4,232.5	4,380.4
Mortgage/asset-backed securities	1,128.3	1,135.0

Total	$5,360.8	$5,515.4

The maturity distribution for those available for sale fixed maturities that were in an unrealized loss position as at March 31, 2004 was as follows (in millions of U.S. dollars):

	Amortized Cost	Market Value	Unrealized Losses
One year or less	$22.9	$22.8	$(0.1)
More than one year through five years	136.3	135.6	(0.7)
More than five years through ten years	126.5	125.2	(1.3)
More than ten years	22.3	21.9	(0.4)

Subtotal	308.0	305.5	(2.5)
Mortgage/asset-backed securities	314.5	309.9	(4.6)

Total	$622.5	$615.4	$(7.1)

As discussed above, the Company generally has the intent and ability to hold its fixed maturity investments for a period of time sufficient to allow for any recovery in market value or to their maturity.

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the three months ended March 31, 2004 were $2,618.1 million. Realized investment gains and losses on securities classified as available for sale for the three months ended March 31, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2004	For the three months ended March 31, 2003
Gross realized gains	$41.3	$53.5
Gross realized losses excluding other-than-temporary impairments	(6.5)	(13.9)
Other-than-temporary impairments	(0.1)	(5.9)

Total net realized investment gains	$34.7	$33.7

(Refer to the investment results for a reconciliation between net realized investment gains on investments classified as available for sale and net realized investment gains on the condensed consolidated statements of operations.)

As mentioned above, the Company’s asset managers have the dual investment objectives of optimization of current income and achieving capital appreciation. To meet these objectives, it is often desirable to sell securities when opportunities for superior expected returns are identified. Accordingly, recognition of realized gains and losses is considered by the Company to be a typical consequence of the ongoing investment management activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Shareholders’ Equity and Capital Management

Shareholders’ equity at March 31, 2004 was $2,768.8 million compared to $2,594.4 million at December 31, 2003. The major factors influencing the level of shareholders’ equity in the three-month period ended March 31, 2004 were:

•	net income of $145.6 million;

•	dividends of $23.2 million;

•	an increase in common shares and additional paid-in capital of $1.6 million, due to the issuance of common shares under the Company’s equity plans;

•	payments of $1.2 million under the purchase contracts for common shares;

•	the $6.2 million negative effect of the currency translation adjustment resulting from a weaker euro relative to the U.S. dollar as it relates to the conversion of PartnerRe SA’s invested assets and cash balances into U.S dollars;

•	a $58.0 million increase in net unrealized gains on investments, net of deferred taxes, recorded in equity.

The Company continuously evaluates its capital needs to support its reinsurance and investment operations. During the three months ended March 31, 2004, the Company did not repurchase common shares. As of March 31, 2004, approximately 4.2 million common shares remain authorized for repurchase under the Company’s current repurchase program.

During 2003, the Company issued $290.0 million of 6.75% Series C cumulative redeemable preferred shares (“Series C preferred shares”). Proceeds of $250.0 million from this issuance were used to redeem the Company’s 8.0% Series A cumulative redeemable preferred shares, while the remaining proceeds were used in the normal course of the Company’s operations. Dividends on the Series C preferred shares are payable quarterly and are cumulative. The Series C preferred shares have no stated maturity and are redeemable at the option of the Company at any time after May 8, 2008.

In 2001, following the terrorist attack of September 11, the Company raised $400.0 million in new capital in the form of trust preferred and mandatorily redeemable preferred securities. $200.0 million was raised in the form of trust preferred securities, which have a 30-year maturity with an option to extend to 49 years. The trust preferred securities were issued out of a subsidiary of the Company’s U.S. operations which does not meet the consolidation requirements of FIN 46(R). (See Note 3(p) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.) Accordingly, the Company reflected the intercompany debt of $206.2 million associated with the issuance of these securities on its condensed consolidated balance sheets. For purposes of discussion, the Company refers to both the trust preferred securities and the related debt as the trust preferred securities. Additionally, the Company issued $200.0 million of Premium Equity Participating Security Units (“PEPS units”), where each PEPS unit consists of a purchase contract to buy common shares of the Company prior to December 31, 2004, and one of the Company’s Series B preferred shares. Series B preferred shares are redeemable on June 30, 2005, and are pledged as collateral to secure the holder’s obligations under the purchase contract.

The table below sets forth the capital structure of the Company at March 31, 2004 and December 31, 2003 (in thousands of U.S dollars):

	March 31, 2004%		December 31, 2003%
Capital Structure:
Long-term debt	$220,000	6	$220,000	7
Trust preferred securities (1)	200,000	6	200,000	6
Series B cumulative redeemable preferred shares (PEPS units)	200,000	6	200,000	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290,000	9	290,000	9
Common shareholders’ equity	2,478,809	73	2,304,392	72

Total Capital	$3,388,809	100	$3,214,392	100

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its condensed consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

Cash flow from operations for the first quarter ended March 31, 2004 increased to $334.4 million from $233.4 million in the same period in 2003. This increase in cash flow is primarily attributable to the significant increase in business written by the Company and a 2004 period relatively free from catastrophic or other large loss payments.

As a holding company, the Company relies primarily on cash dividends from Partner Reinsurance Company and PartnerRe SA, including its subsidiary, PartnerRe U.S. (collectively the “reinsurance subsidiaries”) for its cash flow. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are presently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except that PartnerRe U.S. may not pay cash dividends without prior regulatory approval.

The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. Holding company operating expenses were $9.6 million, common dividends paid were $18.3 million and preferred dividends paid were $4.9 million for the first quarter of 2004. The Company also paid $4.0 million on the PEPS units during the first quarter of 2004.

PartnerRe U.S. has $220.0 million in outstanding third party debt as well as $200.0 million of trust preferred stock outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe U.S. paid interest on the trust preferred stock during the first quarter of 2004. Payments under these two obligations are currently made from cash on hand at the U.S. holding company.

The reinsurance subsidiaries of the Company depend upon cash flow from the collection of premiums as well as investment income to meet their obligations. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S., interest payments on the long-term debt and distributions related to the trust preferred securities. Historically, the operating subsidiaries of the Company have generated sufficient cash flow to meet all of their obligations. Because of the inherent volatility of the business written by the Company, cash flows from operating activities may vary significantly between periods.

Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant.

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at March 31, 2004, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

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

iii. a minimum consolidated tangible net worth of $1,250.0 million plus 50% of cumulative net income for the period from January 1, 2002 through the end of the most recently ended fiscal year. For the purpose of this covenant, “consolidated tangible net worth” includes trust preferred and mandatorily redeemable preferred shares and excludes goodwill. Minimum consolidated tangible net worth required at March 31, 2004 was $1,579.0 million.

The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At March 31, 2004, the Company met all the covenants. Its total debt to total capitalization ratio was 6.5% and its consolidated tangible net worth (as defined under the terms of these facilities) was $2,745.5 million.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that Management believes are reasonably likely to have a current or future effect on the Company’s financial condition, change in condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Currency

The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA, whose functional currency is the euro and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro. The euro decreased in value by 3% against the U.S. dollar in the first quarter of 2004 (from 1.25 to 1.21 U.S. dollar per euro) thereby decreasing the aggregate currency translation gain of $16.7 million at December 31, 2003 to a gain of $10.5 million at March 31, 2004.

The value of the U.S. dollar strengthened approximately 1% against the Canadian dollar, 3% against the euro, 3% against the Swiss franc and weakened approximately 1% against the Japanese yen and 3% against the British pound in the first three months of 2004. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in Canadian dollars, euro, and Swiss franc and a net increase in the U.S. dollar value of the assets and liabilities denominated in Japanese yen and British pound in the first three months of 2004.

Net foreign exchange gains amounted to $1.2 million for the three months ended March 31, 2004 and $3.7 million for the corresponding 2003 period. Foreign exchange gains and losses are a function of i) the relative value of the U.S. dollar against other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s condensed consolidated statements of operations of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the Euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (“liability funds”) and those assets that represent shareholder capital (“capital funds”). Liability funds are invested in a way that matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to immunize the Company against changes in interest rates and currency exchange rates. As the focus of this disclosure is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way. At March 31, 2004, liability funds represented 60% (or $4.3 billion) of the Company’s total investment assets.

At March 31, 2004, capital funds represented 40% (or $2.9 billion) of the Company’s total investment assets. These assets represent shareholder capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile: primarily longer duration fixed income securities, common stock, convertible and high-yield bonds and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, or to replicate investment positions or market exposures that would be allowed under Company investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, is prohibited without the express approval of the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions. (See Note 3(k) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders for additional disclosure concerning derivatives.)

The following comments address those areas where the Company believes it has exposure to material market risk in its operations.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. This process involves matching the duration of the portfolio to the estimated duration of the liabilities. For loss reserves and policy benefits related to Non-life and traditional Life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to life and annuity business, the Company estimates duration based on its commitment to annuitants. The Company believes that this matching process mitigates the overall interest rate risk on an economic basis.

While this matching of duration insulates the Company from the economic impact of interest rate changes, it does impact the net equity of the Company. The Company’s liabilities are carried at their nominal value and their value is not adjusted for changes in interest rates; however, the Company’s invested assets are carried at fair market value, which is adjusted for such changes. As a result, a decrease in interest rates will result in an increase in the fair value of the Company’s investments and a corresponding increase, net of applicable taxes, to the Company’s equity. An increase in interest rates would have the opposite effect.

As discussed above, a proportion of the fixed income portfolio is designated as capital funds. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company holds approximately $1,135.0 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment. In such an environment, holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at lower interest cost. This can cause an acceleration of cash payments from the securities and a diminution of future investment income (relative to an equivalent fixed income security without prepayment risk).

The Company estimates that a 100 basis point increase or decrease in interest rates as at May 3, 2004 (across all currencies) would result in a $220 million decline or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding reduction or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the negative effect on invested assets as an economic matter, although the offset would not be reflected in the Company’s condensed consolidated financial statements.

As noted above, the Company strives to match the currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the currency mix of the Company’s fixed income portfolio at the time of rate changes. See “Foreign Currency Risk.” Interest rate movements also affect the economic value of the Company’s outstanding fixed-rate debt obligation and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the condensed consolidated financial statements. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities obligations as at March 31, 2004, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$220.0	$247.2
Trust preferred securities (1)	200.0	222.2
Mandatorily Redeemable preferred securities and Purchase Contracts (PEPS)	200.0	220.2
Series C Cumulative preferred Shares	290.0	307.3

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its condensed consolidated balance sheets.

Fair value of the outstanding fixed-rate debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of market interest rates, which is lower than the original interest rate on the debt of 5.81%. For the Company’s Trust preferred securities, PEPS Units and Series C Cumulative preferred Shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. As the Company’s functional currency is the U.S. dollar, exchange rate fluctuations may materially impact the Company’s condensed consolidated statements of operations and financial position. However, the Company employs several strategies to manage its exposure to foreign currency exchange risk.

Even though the Company is able to match its liability funds against its insurance-related liabilities both by currency and duration, resulting in a natural hedge, it does enter into designated hedges to protect the value of its investment portfolio. Additionally, the Company does not maintain invested assets in currencies for which its liability exposures are immaterial or in countries where it is unable or impractical to maintain investments. In such cases, the Company does not have such a natural hedge and is exposed to currency risk. However, the Company does not believe that the currency risks corresponding to these unhedged positions are material. For the main non–U.S. dollar currencies identified above in which the Company transacts business, the Company employs a hedging strategy utilizing derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. To the extent that the Company has net asset positions invested in non–U.S. dollar currencies, forward currency contracts and other derivatives may be used to hedge these non–U.S. dollar currency exposures. (See Note 3(k) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders for additional information about the Company’s currency hedging activities.)

As a second strategy, the Company maintains capital funds primarily in U.S. dollar investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

An additional factor mitigating the Company’s foreign currency risk is the ongoing nature of its reinsurance operations. Cash receipts in foreign currencies from premiums can be used to pay claims and expenses incurred in the same currency.

As at March 31, 2004, 66% of the Company’s total investments were in U.S. dollar denominated instruments and 34% were non–U.S. dollar investments.

The table below summarizes the Company’s gross and net exposure on its March 31, 2004, condensed consolidated balance sheets to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	Euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$1,715	$156	$322	$7	$34	$118	$2,352
Other net liabilities	(1,398)	(243)	(189)	(27)	(8)	(277)	(2,142)
Total currency risk	317	(87)	133	(20)	26	(159)	210
Total derivative amount	29	112	33	19	20	143	356

Net currency exposure	$346	$25	$166	$(1)	$46	$(16)	$566

(1)	The U.S. dollar currency, the Company’s reporting currency, accounts for the difference between the Company’s gross exposure in this table and the invested assets and other liabilities on the Company’s condensed consolidated balance sheet.

The Company’s investment in PartnerRe SA, carried in euro, and its Canadian branch, carried in Canadian dollar, accounted for $460 million or 81% of the total currency exposure noted above which the Company does not hedge.

Assuming all other variables are held constant, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $57 million change in the net assets held by the Company, net of the effect of the derivative hedges.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At March 31, 2004, approximately 57% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) and 80% was rated A- or better. At March 31, 2004, 6% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on these fixed income investments to an acceptable level. To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company ensures that counterparties to these contracts are high-credit-quality international banks or counterparties and the Company limits its exposure to any one counterparty to $100 million. The total gross counterparty exposure relating to foreign currency as at March 31 2004 was $1,340.8 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s Alternative Risk Transfer operations. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. As part of its ongoing risk management process and loss scenario modeling, the Company estimates that the maximum gross loss in the credit/surety line that could be incurred by the Company in the event of a widespread and prolonged recession is $150 million.

The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is mitigated by the fact that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due. Funds held balances due to the Company in its Life segment are also exposed to credit risk. The Company is exposed to a limited extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses.

Reinsurance balances receivable from the Company’s clients as at March 31, 2004, were $1,747.7 million. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of the reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but the Company requires the reinsurers to have very high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. Provisions are made, as necessary, for amounts considered potentially uncollectible. The balance for reinsurance recoverable on paid and unpaid losses at March 31, 2004, was $198.4 million.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities ($761.4 million at March 31, 2004). These assets include equity investments as well as bank loans. These assets are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. The Company reviews this class of assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that effects of diversification and the relatively small size of the existing investment in equities mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.75. Beta measures the response of an individual’s stock performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 7.5% increase or decrease in the market value of the Company’s equity portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There have been no significant changes in the Company’s internal controls over the financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of March 31, 2004 the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. Whilst none of this is expected by management to have a significant adverse effect on the Company’s results of operations, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association.

3.2	Amended and Restated Bye-laws.

4.1	Specimen Common Share Certificate.

4.2	Specimen of Unit Certificate for the PEPS Units.

4.3	Certificate of Designation of the Company’s 5.61% Series B cumulative redeemable preferred shares.

4.4	Certificate of Designation of the Company’s 6.75% Series C cumulative redeemable preferred shares.

4.5	Specimen Share Certificate for the 6.75% Series C cumulative preferred shares.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed on January 23, 2004, under Item 9.

Current Report on Form 8-K filed on February 10, 2004 under Item 12.

Current Report on Form 8-K filed on April 27, 2004 under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.

(Registrant)

By:	/s/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: May 10, 2004

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice-President & Chief Financial Officer (Chief Accounting Officer)

Date: May 10, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit	Sequentially Numbered Page

3.1	Amended Memorandum of Association.*

3.2	Amended and Restated Bye-laws.*

4.1	Specimen Common Share Certificate.**

4.2	Specimen of Unit Certificate for the PEPS Units.‡

4.3	Certificate of Designation of the Company’s 5.61% Series B cumulative redeemable preferred shares.‡

4.4	Certificate of Designation of the Company’s 6.75% Series C cumulative redeemable preferred shares.‡‡

4.5	Specimen Share Certificate for the 6.75% Series C cumulative redeemable preferred shares.‡‡

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32.1	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

‡‡	Incorporated by reference to the Form 8-A, as filed with the Securities and Exchange Commission on May 2, 2003.