Form 10-Q
period 2004-06-30
PARTNERRE LTD
filed 2004-08-06
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2004

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

Yes  ☒    No  ☐

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of August 2, 2004 was 53,711,667.

PartnerRe Ltd.

Part I — Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 and of shareholders’ equity and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph relating to the Company’s change in the method of accounting for goodwill, derivative instruments and hedging activities, Mandatorily Redeemable Preferred Securities and Trust Preferred Securities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche

Hamilton, Bermuda

July 26, 2004

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2004, $4,833,567; 2003, $5,241,494)	$4,859,290	$5,343,651
Short-term investments, available for sale, at fair value (amortized cost: 2004, $14,459; 2003, $46,271)	14,456	46,307
Equities, available for sale, at fair value (cost: 2004, $671,524; 2003, $614,697)	748,201	713,950
Trading securities, at fair value (cost: 2004, $98,692; 2003, $113,385)	102,148	122,544
Cash and cash equivalents, at fair value, which approximates amortized cost	1,523,567	558,692
Other invested assets	95,532	11,590

Total investments and cash	7,343,194	6,796,734
Accrued investment income	115,540	132,291
Reinsurance balances receivable	1,637,117	1,214,269
Reinsurance recoverable on paid and unpaid losses	191,556	188,706
Funds held by reinsured companies	1,075,870	1,068,432
Deferred acquisition costs	428,535	354,854
Deposit assets	321,294	508,037
Taxes recoverable	94,070	80,835
Goodwill	429,519	429,519
Net receivable for securities sold	10,305	—
Other	124,333	129,337

Total Assets	$11,771,333	$10,903,014

Liabilities
Unpaid losses and loss expenses	$5,056,732	$4,755,059
Policy benefits for life and annuity contracts	1,145,621	1,162,016
Unearned premiums	1,541,994	1,035,450
Funds held under reinsurance treaties	27,744	27,399
Deposit liabilities	534,668	570,634
Long-term debt	220,000	220,000
Net payable for securities purchased	—	5,389
Accounts payable, accrued expenses and other	124,458	126,675
Debt related to trust preferred securities	206,186	206,000
Mandatorily redeemable preferred securities	200,000	200,000

Total Liabilities	9,057,403	8,308,622

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2004, 53,692,627; 2003, 53,741,553)	53,693	53,742
Preferred shares (aggregate liquidation preference: $290,000,000; par value $1.00, issued and outstanding: 2004, 11,600,000; 2003, 11,600,000)	11,600	11,600
Additional paid-in capital	1,016,847	1,023,167
Deferred compensation	(302)	(125)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	86,030	166,492
Currency translation adjustment	4,090	16,657
Retained earnings	1,541,972	1,322,859

Total Shareholders’ Equity	2,713,930	2,594,392

Total Liabilities and Shareholders’ Equity	$11,771,333	$10,903,014

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except per share data)

(Unaudited)

	For the three months ended June 30, 2004	For the three months ended June 30, 2003	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Revenues
Gross premiums written	$841,934	$837,302	$2,395,556	$2,098,892

Net premiums written	$840,721	$838,860	$2,364,422	$2,073,607
Decrease (increase) in unearned premiums	114,114	23,988	(516,800)	(404,523)

Net premiums earned	954,835	862,848	1,847,622	1,669,084
Net investment income	74,926	63,048	148,388	124,178
Net realized investment gains	8,042	15,566	45,856	55,636
Other income	4,122	2,873	7,036	5,150

Total Revenues	1,041,925	944,335	2,048,902	1,854,048
Expenses
Losses and loss expenses and life policy benefits	619,669	554,273	1,189,527	1,110,270
Acquisition costs	226,817	201,599	431,148	371,321
Other operating expenses	67,884	58,078	135,446	109,349
Interest expense	10,168	3,231	20,336	6,426
Net foreign exchange losses (gains)	58	(5,198)	(1,139)	(8,932)

Total Expenses	924,596	811,983	1,775,318	1,588,434

Income before distributions related to trust preferred and mandatorily redeemable preferred securities and taxes	117,329	132,352	273,584	265,614
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	6,815	—	13,630
Income tax (benefit) expense	(2,506)	3,622	8,105	5,700

Net income	119,835	121,915	265,479	246,284
Preferred dividends	4,894	14,567	9,788	19,567

Net income available to common shareholders	$114,941	$107,348	$255,691	$226,717

Calculation of comprehensive income, net of tax:
Net income as reported	$119,835	$121,915	$265,479	$246,284
Change in unrealized gains or losses on investments	(138,405)	84,324	(80,462)	52,160
Change in currency translation adjustment	(6,376)	17,815	(12,567)	28,047

Comprehensive (loss) income	$(24,946)	$224,054	$172,450	$326,491

Per share data:
Earnings per common share:
Basic net income	$2.14	$2.02	$4.76	$4.29
Weighted average number of common shares outstanding	53,791.5	53,221.8	53,737.5	52,810.3
Diluted net income	$2.12	$2.00	$4.71	$4.22
Weighted average number of common and common equivalent shares outstanding	54,339.3	53,698.7	54,305.9	53,716.4

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compen- sation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total share- holders’ equity
Balance at December 31, 2003	$53,742	$11,600	$1,023,167	$(125)	$166,492	$16,657	$1,322,859	$2,594,392
Issue of common shares	109	—	4,753	—	—	—	—	4,862
Repurchase of common shares	(163)	—	(8,954)	—	—	—	—	(9,117)
Adjustment on purchase contracts for common shares	—	—	(2,390)	—	—	—	—	(2,390)
Issue of restricted common shares	5	—	271	(276)	—	—	—	—
Amortization of deferred compensation	—	—	—	99	—	—	—	99
Net unrealized losses for period	—	—	—	—	(80,462)	—	—	(80,462)
Currency translation adjustment	—	—	—	—	—	(12,567)	—	(12,567)
Net income	—	—	—	—	—	—	265,479	265,479
Dividends on common shares	—	—	—	—	—	—	(36,578)	(36,578)
Dividends on preferred shares	—	—	—	—	—	—	(9,788)	(9,788)

Balance at June 30, 2004	$53,693	$11,600	$1,016,847	$(302)	$86,030	$4,090	$1,541,972	$2,713,930

Balance at December 31, 2002	$52,376	$10,000	$977,714	$(261)	$119,605	$(30,820)	$948,568	$2,077,182
Issue of common shares	1,237	—	7,409	—	—	—	—	8,646
Issue of preferred shares	—	11,600	269,265	—	—	—	—	280,865
Redemption of preferred shares	—	(10,000)	(232,163)	—	—	—	—	(242,163)
Adjustment on purchase contracts for common shares	—	—	(2,390)	—	—	—	—	(2,390)
Amortization of deferred compensation	—	—	—	68	—	—	—	68
Net unrealized gains for period	—	—	—	—	52,160	—	—	52,160
Currency translation adjustment	—	—	—	—	—	28,047	—	28,047
Net income	—	—	—	—	—	—	246,284	246,284
Dividends on common shares	—	—	—	—	—	—	(30,737)	(30,737)
Dividends on preferred shares	—	—	—	—	—	—	(19,567)	(19,567)

Balance at June 30, 2003	$53,613	$11,600	$1,019,835	$(193)	$171,765	$(2,773)	$1,144,548	$2,398,395

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Cash Flows From Operating Activities:
Net income	$265,479	$246,284
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	24,139	5,772
Net realized investment gains	(45,856)	(55,636)
Changes in:
Unearned premiums	516,800	404,523
Reinsurance balances receivable	(451,883)	(359,016)
Unpaid losses and loss expenses including life policy benefits	372,148	372,015
Net taxes recoverable	2,866	4,859
Other changes in assets and liabilities	(82,965)	(109,924)
Net sales (purchases) of trading securities	23,762	(4,618)
Other items, net	(2,956)	(8,327)

Net cash provided by operating activities	621,534	495,932

Cash Flows From Investing Activities:
Sales of fixed maturities	5,360,231	4,368,536
Redemptions of fixed maturities	302,765	168,473
Purchases of fixed maturities	(5,204,777)	(4,690,324)
Net sales (purchases) of short-term investments	30,925	(20,424)
Net purchases of equities	(17,412)	(63,180)
Other	(71,612)	(9,656)

Net cash provided by (used in) investing activities	400,120	(246,575)

Cash Flows From Financing Activities:
Cash dividends paid to shareholders	(46,366)	(49,076)
Net (Repurchase) issue of common shares	(3,979)	8,646
Issue of preferred shares	—	280,865
Redemption of preferred shares	—	(242,163)
Adjustment on purchase contract for common shares	(2,390)	(2,390)

Net cash used in financing activities	(52,735)	(4,118)

Effect of exchange rate changes on cash	(4,044)	1,770
Increase in cash and cash equivalents	964,875	247,009
Cash and cash equivalents—beginning of period	558,692	710,640

Cash and cash equivalents—end of period	$1,523,567	$957,649

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the six-month and three-month periods ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. Recent Development

In February 2004, the Company invested $73.2 million in Channel Re, a new financial guarantee reinsurer based in Bermuda, which will assume a portfolio of approximately $27 billion of in-force business from MBIA, participate in new MBIA reinsurance treaties and provide facultative reinsurance support to MBIA. Other shareholders in Channel Re are Renaissance Re, Koch Financial Re and MBIA. The Company’s investment represents 20% of the common stock of Channel Re and this investment is recorded, using the equity method, in the other invested assets line on the Company’s condensed consolidated balance sheet.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Stock Options

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding equity-based compensation for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands of U.S. dollars, except per share data):

	For the three months ended June 30, 2004	For the three months ended June 30, 2003	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Net income available to common shareholders:
As reported	$114,941	$107,348	$255,691	$226,717
Add: Stock-related compensation expense included in net income as reported	$2,264	$1,062	$3,495	$1,325
Less: Total stock-related compensation expense determined under fair-value method for all grants	$3,632	$3,150	$6,660	$5,689

Pro forma	$113,573	$105,260	$252,526	$222,353
Net income per common share:

Basic
As reported	$2.14	$2.02	$4.76	$4.29
Pro forma	$2.11	$1.98	$4.70	$4.21
Diluted
As reported	$2.12	$2.00	$4.71	$4.22
Pro forma	$2.09	$1.96	$4.65	$4.14
Weighted average assumptions used:
Risk-free interest rate	4.5%	3.7%	3.7%	3.7%
Expected life	7 years	7 years	7 years	7 years
Expected volatility	25%	25%	25%	25%
Dividend yield	2%	2%	2%	2%

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. New Accounting Policy

The Company’s investment in Channel Re qualifies as an investment in a corporate joint venture and is accounted for using the equity method. The Company’s share of Channel Re’s net income and other comprehensive income is reported in the Company’s net income and other comprehensive income, respectively. The Company calculates its share of Channel Re’s net income and other comprehensive income on the basis of the Company’s share of Channel Re’s common shares currently outstanding.

5. Recent Accounting Pronouncements

In July 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts” (SOP 03-01). SOP 03-01 complements the guidance available in SFAS No. 60 “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” for insurance products introduced since the issuance of these two SFAS. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The Company has adopted SOP 03-01 as of January 1, 2004 and the adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

In March of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. Under this guidance, an investment is considered impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. Adoption of this standard may accelerate the timing of losses from declines in value due to interest rates even if there is no deterioration of the credit of the issuer; however, it is not anticipated to have a significant impact on shareholders’ equity as fluctuations in market value of available for sale securities are already reflected in Accumulated Other Comprehensive Income. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact of the new accounting guidance on its process for determining whether other-than-temporary declines exist within its debt and equity investment portfolio as well as the impact on its condensed consolidated financial statements.

6. Financing Arrangement

In June 2004, the Company renewed its syndicated unsecured credit facility on substantially the same terms and conditions except for an increase in the term of the facility, which was extended from 364 days to three years, and an increase in the minimum consolidated tangible net worth (defined as total shareholders’ equity plus mandatorily redeemable preferred shares and trust preferred shares minus goodwill) that the Company is required to maintain from $1,250 million plus 50% of cumulative net income for the period from January 1, 2002 through the end of the most recently ended fiscal year to $1,825 million plus 50% of cumulative net income for the period from January 1, 2004 through the end of the most recently ended fiscal year.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The U.S. Property and Casualty sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and other lines. The ART segment includes finite reinsurance, structured finance and weather-related products, and starting in the second quarter of 2004, includes the results of the Company’s investment in Channel Re. The Life segment includes life, health and annuity lines of business.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life and ART products, investment income is considered in Management’s assessment of the profitability of the Life and ART segments. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, interest expense, distributions related to trust preferred and mandatorily redeemable preferred securities, net foreign exchange gains and losses, income tax expense or benefit and preferred share dividends. Segment results are shown net of intercompany transactions. The Company has treated its ART operations as a reportable segment for the first time in the first quarter of 2004. Segment information for prior periods has been reclassified to conform to this new presentation.

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

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a summary of the segment revenues and results for the six-month and three-month periods ended June 30, 2004 and 2003 (in millions of U.S dollars except ratios):

For the six months ended June 30, 2004

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$577	$666	$956	$2,199	$3	$194	$—	$2,396
Net premiums written	$577	$666	$932	$2,175	$2	$187	$—	$2,364
(Increase) decrease in unearned premiums	(120)	(181)	(206)	(507)	—	(9)	—	(516)

Net premiums earned	$457	$485	$726	$1,668	$2	$178	$—	$1,848
Losses and loss expenses including life policy benefits	(334)	(370)	(346)	(1,050)	—	(140)	—	(1,190)
Acquisition costs	(95)	(124)	(161)	(380)	—	(51)	—	(431)

Technical Result	$28	$(9)	$219	$238	$2	$(13)	$—	$227
Other income	n/a	n/a	n/a	—	7	—	—	7
Other operating expenses	n/a	n/a	n/a	(96)	(8)	(12)	(20)	(136)

Underwriting Result	n/a	n/a	n/a	$142	$1	$(25)	n/a	$98
Net investment income	n/a	n/a	n/a	n/a	—	21	127	148

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$(4)	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	46	46
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(20)	(20)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	1	1
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(8)	(8)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$265

Loss ratio (1)	73.1%	76.2%	47.7%	63.0%
Acquisition ratio (2)	20.9	25.6	22.1	22.7

Technical ratio (3)	94.0%	101.8%	69.8%	85.7%
Other overhead expense ratio (4)				5.8

Combined Ratio (5)				91.5%

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2003

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$539	$487	$918	$1,944	$—	$155	$—	$2,099
Net premiums written	$539	$491	$896	$1,926	$—	$148	$—	$2,074
Increase in unearned premiums	(128)	(74)	(197)	(399)	—	(6)	—	(405)

Net premiums earned	$411	$417	$699	$1,527	$—	$142	$—	$1,669
Losses and loss expenses including life policy benefits	(286)	(283)	(409)	(978)	—	(132)	—	(1,110)
Acquisition costs	(107)	(106)	(135)	(348)	—	(23)	—	(371)

Technical Result	$18	$28	$155	$201	$—	$(13)	$—	$188
Other income	n/a	n/a	n/a	—	5	—	—	5
Other operating expenses	n/a	n/a	n/a	(83)	(5)	(8)	(13)	(109)

Underwriting Result	n/a	n/a	n/a	$118	$—	$(21)	n/a	$84
Net investment income	n/a	n/a	n/a	n/a	—	24	100	124

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	56	56
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(6)	(6)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	8	8
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(6)	(6)
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(14)	(14)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$246

Loss ratio (1)	69.5%	68.0%	58.6%	64.1%
Acquisition ratio (2)	26.1	25.2	19.3	22.8

Technical ratio (3)	95.6%	93.2%	77.9%	86.9%
Other overhead expense ratio (4)				5.4

Combined Ratio (5)				92.3%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $0.7 million in the 2004 period. The 2003 period includes no income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004.
(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the technical ratio and the other overhead expense ratio.
(6)	Allocated Underwriting Result is defined as net premiums earned, other income and net investment income less losses and loss expenses, acquisition costs and other overhead expenses.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2004

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$201	$197	$337	$735	$2	$105	$—	$842
Net premiums written	$201	$197	$337	$735	$2	$104	$—	$841
(Increase) decrease in unearned premiums	33	33	45	111	(1)	4	—	114

Net premiums earned	$234	$230	$382	$846	$1	$108	$—	$955
Losses and loss expenses including life policy benefits	(168)	(183)	(183)	(534)	—	(86)	—	(620)
Acquisition costs	(53)	(60)	(87)	(200)	—	(27)	—	(227)

Technical Result	$13	$(13)	$112	$112	$1	$(5)	$—	$108
Other income	n/a	n/a	n/a	—	4	—	—	4
Other operating expenses	n/a	n/a	n/a	(48)	(4)	(6)	(10)	(68)

Underwriting Result	n/a	n/a	n/a	$64	$1	$(11)	n/a	$44
Net investment income	n/a	n/a	n/a	n/a	—	11	64	75

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$—	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	8	8
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(10)	(10)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	(3)	3

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$120

Loss ratio (1)	71.9%	79.2%	47.8%	63.0%
Acquisition ratio (2)	22.6	26.0	22.8	23.6

Technical ratio (3)	94.5%	105.2%	70.6%	86.6%
Other overhead expense ratio (4)				5.6

Combined Ratio (5)				92.2%

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2003

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$221	$182	$366	$769	$—	$68	$—	$837
Net premiums written	$221	$186	$366	$773	$—	$66	$—	$839
Increase in unearned premiums	(6)	29	—	23	—	1	—	24

Net premiums earned	$215	$215	$366	$796	$—	$67	$—	$863
Losses and loss expenses including life policy benefits	(148)	(145)	(202)	(495)	—	(59)	—	(554)
Acquisition costs	(57)	(57)	(74)	(188)	—	(14)	—	(202)

Technical Result	$10	$13	$90	$113	$—	$(6)	$—	$107
Other income	n/a	n/a	n/a	—	3	—	—	3
Other operating expenses	n/a	n/a	n/a	(44)	(3)	(4)	(7)	(58)

Underwriting Result	n/a	n/a	n/a	$69	$—	$(10)	n/a	$52
Net investment income	n/a	n/a	n/a	n/a	—	12	51	63

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$2	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	16	16
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	5	5
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(4)	(4)
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$122

Loss ratio (1)	68.7%	67.8%	55.2%	62.2%
Acquisition ratio (2)	26.6	26.4	20.0	23.6

Technical ratio (3)	95.3%	94.2%	75.2%	85.8%
Other overhead expense ratio (4)				5.5

Combined Ratio (5)				91.3%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $0.7 million in the 2004 period. The 2003 period includes no income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004.

(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.

(5)	Combined ratio is the sum of the technical ratio and the other overhead expense ratio.

(6)	Allocated Underwriting Result is defined as net premiums earned, other income and net investment income less losses and loss expenses, acquisition costs and other overhead expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the unaudited consolidated financial condition at June 30, 2004 and results of operations of PartnerRe Ltd. (the “Company”) for the six-month and three-month periods ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2003 and notes thereto included in the Company’s 2003 Annual Report to Shareholders. The unaudited condensed consolidated financial statements at and for the three and six-month periods ended June 30, 2004 and notes thereto have been reviewed by independent accountants in accordance with standards of the Public Company Accounting Oversight Board (United States). This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to financial figures prepared in accordance with accounting principles generally accepted in the United States and ratios that are calculated using these figures.

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

(15) changes in accounting policies, their application or interpretation; and

(16) the other factors set forth in the Company’s other documentation on file with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The foregoing discussion of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “forecast,” “evaluate,” “will likely result” or “will continue” or words of similar impact generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Environment

The reinsurance industry is both highly competitive and cyclical. Competition in the industry is influenced by several factors including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, inflation and general economic conditions. Reinsurance cycles vary in length and the up cycle, the profitable years leading to increases in reinsurers’ capital, can result from either strong reinsurance pricing and terms and conditions or strong investment income resulting from high interest rates or the combination of both circumstances. The occurrence of a catastrophic loss or one or a series of large losses would typically influence reinsurance pricing and terms and conditions. Growth in capital is a prime determinant of capacity and competition in the reinsurance industry and ultimately leads to a softening of pricing and terms and conditions. Management believes that reinsurance pricing generally follows loss cost trends, but that the lag between the loss trend cycle and the pricing cycle is ultimately affected by the availability of capital in the industry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Following the last downturn in the cycle, the reinsurance industry’s expected profitability experienced consistent improvements during years 2001 through 2003 and this trend was further amplified following the event of September 11, 2001. Beginning in 2004 the Company saw a change in this trend and believes that for most lines of business that the industry has seen the peak in the current profitability cycle. Currently we are experiencing a market that is gradually weakening, in terms of price and terms and conditions; however, this is occurring in an orderly and understandable fashion. The short-tailed lines, e.g., property energy, aviation and catastrophe, are currently experiencing the most significant pricing deterioration as the loss experience over the past several years has been excellent and provided the industry with more capital. Pricing in longer tailed lines of business e.g., casualty, continues to improve; however, improvements are at a much slower pace than has been experienced in the last few years. In spite of these changes in the business environment the Company continues to find business opportunities that have adequate pricing and which the Company believes are consistent with its long term goals and objectives.

Looking forward, the Company expects to see a continuation of a slowly weakening market through 2005, assuming the absence of a major industry event, which could lead to a change in the current trends in pricing.

As interest rates continue to rise we expect to see a contraction in the amount of capital available to the industry; however, we also expect to see improved investment income into 2005 as operating cash flows and maturing investments are invested at increasing rates of return.

Critical Accounting Policies

See the discussion of the Company’s Critical Accounting Policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2003 Annual Report to Shareholders. The following discussion updates specific information related to the Company’s estimates for unpaid loss and loss expense reserves since December 31, 2003 and March 31, 2004.

The Company performs quarterly reviews of the adequacy of unpaid losses and loss expense reserves, taking into account current and historical reported claims information, industry information and trends, and other factors that could have an impact on the ultimate settlement value of claims incurred by the Company. The claims information reported to the Company in any one period can pertain to the current as well as prior years and can indicate an increase or a decrease in the losses anticipated by the cedant. This new information can influence the Company’s assessment of its ultimate loss ratios as well as the level of required losses and loss expense reserves currently held. Although the dollar value of emerging reported losses may not be significant on an individual basis, the Company monitors the accumulation of such individual losses (referred to as “attritional losses”) to identify trends that may be meaningful from a reserving standpoint. In any given quarter, the Company may increase its reserve estimates relating to claims of prior periods (referred to as “adverse loss development”), or it may reduce its reserves related to prior periods (referred to as “positive loss development”), depending on what information becomes available for consideration during the quarterly evaluation of reserves.

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

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Prior year positive (adverse) loss development:
Non-life segment:
U.S. Property and Casualty	$(6)	$(9)	$(9)	$(16)
Global (Non-U.S.) Property and Casualty	(13)	—	(17)	27
Worldwide Specialty	49	(5)	115	(22)

Total prior-year loss development	$30	$(14)	$89	$(11)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The components making up the net positive loss development for the three-month and six-month periods ended June 30, 2004 and 2003 are described in more detail in the discussion of the individual sub-segments that make up the Non-life segment, below.

At June 30, 2004, the Company had gross Non-life reserves for unpaid losses and loss expenses of $5.1 billion, comprised of outstanding loss reserves (case reserves) of $2.2 billion, incurred but not reported (IBNR) reserves of $2.7 billion and additional case reserves (ACR) of $0.2 billion. The Company had Non-life ceded reserves of $0.2 billion recoverable under retrocessional agreements, resulting in net Non-life reserves of $4.9 billion. At December 31, 2003, the Company had gross Non-life reserves for unpaid losses and loss expenses of $4.8 billion, comprised of case reserves of $2.2 billion, IBNR reserves of $2.5 billion and ACR of $0.1 billion. At March 31, 2004, the Company had gross Non-life reserves for unpaid losses and loss expenses of $4.9 billion, comprised of case reserves of $2.2 billion, IBNR reserves of $2.6 billion and ACR of $0.1 billion.

The Company estimates its unpaid losses and loss expense reserves using single point estimates for each sub-segment. These reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the unpaid losses and loss expense reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company there can be no guarantee that the final settlement of the unpaid losses and loss expense reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates for net reserves at June 30, 2004, were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
U.S. Property and Casualty	$1,383	$1,666	$1,045
Global (Non-U.S.) Property and Casualty	1,851	2,087	1,528
Worldwide Specialty	1,653	1,717	1,299

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total carried unpaid losses and loss expense reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event the business environment and social trends diverge from historical trends, the Company may have to adjust its reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded reserves represent the best estimate of future liabilities based on information available as at June 30, 2004. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Reserves for policy benefits for ordinary life, accident and health policies have been established based upon information reported by ceding companies supplemented by the Company’s best actuarial estimates of mortality, morbidity, persistency and investment income, with appropriate provision for adverse deviation. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5% to 6.7%. Actual experience in a particular period may vary from assumed experience and, consequently, may affect the Company’s results in future periods.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s reserve for unpaid losses and loss expenses for asbestosis and environmental exposures have not changed significantly since December 31, 2003. (See Note 5 to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—for the Six Months Ended June 30, 2004 and 2003

Results Summary

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income per share and return on beginning common shareholders’ equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Net income available to common shareholders is also used in the calculation of the Company’s ROE, which is calculated by dividing net income available to common shareholders by the net book value of the common shareholders’ equity at the beginning of the year. ROE figures are presented on an annualized basis. The net book value of the common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity.

The Company analyses its net income in four parts: underwriting result, investment income, income and expenses from other operations and fixed charges. Underwriting result is defined as net premiums earned and other income less losses and loss expenses, acquisition costs and other overhead expenses. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Income and expenses from other operations include net realized investment gains and losses, net foreign exchange gains and losses, and income tax expense or benefit. Fixed charges are comprised of interest expense and distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities.

Underwriting result, investment income, income and expenses from other operations, fixed charges, net income available to common shareholders, diluted net income per common share and ROE for the six months ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Underwriting result	$98	18%	$84
Investment income	148	19	124
Income and expenses from other operations	39	(34)	58
Fixed charges	(20)	(1)	(20)

Net income	$265	8	$246
Less: Preferred dividends	9	(50)	19

Net income available to common shareholders	$256	13	$227
Diluted net income per share	$4.71	12	$4.22
Annualized return on beginning common shareholders’ equity (ROE)	22.2%		24.8%

Net income available to common shareholders and diluted net income per share for the 2004 period improved compared to the equivalent period of 2003 principally as a result of higher underwriting result and increased net investment income. Other operations have partially offset the increase.

Underwriting result increased significantly from $84 million for the six-month period ended June 30, 2003 to $98 million for the same period of 2004. Contributing to the improvement of underwriting result were the strong market conditions as well as favorable development on prior accident year losses as the Company reduced its estimate of losses for certain lines as the “at risk” period for older years expired and updated information was received from cedants.

In addition to higher income generated by the underwriting operations, the Company reported net investment income of $148 million for the six months ended June 30, 2004 compared to $124 million during the equivalent period in 2003. The increase in investment income is attributable to the investment of the Company’s significant cash flow from operations, which amounted to $622 million for the six months ended June 30, 2004 and $1.3 billion since June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income and expense from other operations has decreased from $58 million for the six months ended June 30, 2003 to $39 million for the equivalent period in 2004 primarily as a result of lower net realized investment gains. Realized investment gains and losses, which account for most of the decrease, are generally a function of multiple factors with the most significant being the prevailing interest rates and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the condensed consolidated balance sheets to the net income on the condensed consolidated statements of operations and the retained earnings section of the condensed consolidated balance sheets.

Preferred dividends for the six months ended June 30, 2003 included a non-recurring charge of $10 million related to the redemption of the Company’s Series A preferred shares and the overlap of preferred dividend on Series A and Series C preferred shares prior to the redemption of the Series A preferred shares in the second quarter of 2003.

Notwithstanding the increase in the net income in the first half of 2004 compared to the same period in 2003, the Company’s annualized ROE declined as the opening equity available to common shareholders increased at a faster rate than net income available to common shareholders.

The next section provides a detailed analysis of the Company’s underwriting result by segment and sub-segment, investment income, income and expenses from other operations and fixed charges for the six-month periods ended June 30, 2004 and 2003.

Results by Segment

See the description of the Company’s segments and sub-segments included in Note 7 to the Condensed Consolidated Financial Statements in Item 1, above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-life Segment

U.S. Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the six months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Gross premiums written	$577	7%	$539
Net premiums written	577	7	539
Net premiums earned	$457	11	$411
Losses and loss expenses	334	17	286
Acquisition costs	95	(11)	107

Technical result	$28	54	$18
Loss ratio	73.1%		69.5%
Acquisition ratio	20.9%		26.1%
Technical ratio	94.0%		95.6%

Premiums

The U.S. Property and Casualty sub-segment represented 24% of net premiums written in the first six months of 2004. The growth in net premiums written over the equivalent period of 2003 was most pronounced in the casualty and motor lines, where terms and conditions remained strong, while premiums in the property line decreased principally due to the softening of terms and conditions and increased cedant retention. Notwithstanding the strong terms and conditions prevailing in this sub-segment, the Company has remained selective in pursuing business that meets its profitability objectives. The Company continued its controlled expansion in the specialty casualty line as it believes that this line will continue to provide very good terms and conditions. Based on the July 1, 2004 pricing indications and renewal information received from cedants and brokers, gross and net premiums written are expected to grow during the remainder of 2004 in this sub-segment, driven by the casualty line (including specialty casualty business). Net premiums earned are expected to increase modestly for all lines during the remainder of 2004.

Losses and loss expenses

The growth in the losses and loss expense volume in the six months ended June 30, 2004 compared to the equivalent period in 2003, is due to the growth in the Company’s book of business and exposure as evidenced by the increase in net premiums earned for this sub-segment. The technical ratio for the six months ended June 30, 2004 and 2003 included no catastrophe or other significant losses. The increase in loss ratio for the six months ended June 30, 2004 compared to the corresponding 2003 period occurred primarily as a result of the continued expansion of the specialty casualty line that typically tends to have a higher loss ratio due to the long-tail nature of the risk involved. Accordingly, these treaties also typically provide for investment income on invested premiums during a longer period as losses are typically paid later than for other lines. The technical result and ratio for the six months ended June 30, 2004 and 2003 included $9 million and $16 million, respectively, of adverse prior year loss development. The adverse loss development of $9 million recorded in the 2004 period included adverse loss development on the motor and casualty lines, which was partially offset by positive loss development on the shorter-tailed property line. Included in the positive loss development on the property line was a $12 million reduction in the Company’s loss estimate related to the event of September 11, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary. The adverse loss development recorded in the 2003 period pertained principally to the casualty line.

Acquisition costs

The decrease in the acquisition costs and acquisition ratio during the first six months of 2004 is due to the reduction of the acquisition ratio on treaties with experience credits under the form of sliding scale and profit commission adjustments. A shift from proportional to non-proportional business within this sub-segment also reduced the acquisition ratio as non-proportional business typically carries lower acquisition costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Global (Non-U.S.) Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the six months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Gross premiums written	$666	37%	$487
Net premiums written	666	36	491
Net premiums earned	$485	17	$417
Losses and loss expenses	370	31	283
Acquisition costs	124	18	106

Technical result	$(9)	NM	$28
Loss ratio	76.2%		68.0%
Acquisition ratio	25.6%		25.2%
Technical ratio	101.8%		93.2%

NM:	not meaningful

Premiums

The Global (Non-U.S.) Property and Casualty sub-segment represented 28% of net premiums written in the six months ended June 30, 2004. The growth in gross and net premiums written over the equivalent period of 2003 was the result of two factors. A substantial portion of the growth related to refinements in the process used for estimating premiums written on certain portfolio treaties that renewed during the first quarter of 2004. As discussed in the Company’s Form 10-Q for the first quarter of 2004, the impact of the refinement was to recognize upfront, gross and net premiums written of approximately $146 million that would have been recognized ratably over the year had this refinement not been made. This increase in premiums written was largely offset by a corresponding increase in unearned premiums. The change will not affect the annual gross and net premiums written volume but will affect comparisons of quarterly and half-year figures over the previous year. As the year progresses, the year to date comparison will be less impacted by the timing issue. The second factor impacting the growth rate was the weaker U.S. dollar during the first six months of 2004 compared to the equivalent period of 2003. As a result, foreign exchange contributed approximately 13 points to the growth in net premiums written. Through the six months ended June 30, 2004, the Company continued to observe strong prices and terms and conditions in the casualty and motor lines and observed that even though pricing in the property line remains at a profitable level, terms and conditions are softening for this line. Notwithstanding the generally strong terms and conditions prevailing in this sub-segment, the Company has seen increased competition but has remained selective in pursuing business that meets its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s objectives. Based on the July 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written are expected to have moderate growth in the remainder of 2004 in this sub-segment. Net premiums earned are expected to grow moderately during the remainder of 2004.

Losses and loss expenses

The technical ratio for the six months ended June 30, 2004 and 2003 included no catastrophe or other individually significant losses. The increase in the loss ratio for the six months ended June 30, 2004 compared to the corresponding 2003 period occurred primarily because of weak technical result in the casualty and motor lines which were partially offset by good results in the property line during the first six months of 2004. The technical result and ratio for the six-month periods ended June 30, 2004 and 2003 included $17 million of adverse prior year loss development, or 3.4 points on the loss ratio, and $27 million, or 6.5 points on the loss ratio, of positive loss development, respectively. The adverse loss development recorded in the first six months of 2004 included adverse loss development on the casualty and motor lines, which was partially offset by positive loss development on the property line. The positive loss development recorded in the first six-months of 2003 pertained principally to the property line.

Acquisition costs

The acquisition ratio for the first six months of 2004 and 2003 was comparable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the six months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Gross premiums written	$956	4%	$918
Net premiums written	932	4	896
Net premiums earned	$726	4	$699
Losses and loss expenses	346	(15)	409
Acquisition costs	161	19	135

Technical result	$219	42	$155
Loss ratio	47.7%		58.6%
Acquisition ratio	22.1%		19.3%
Technical ratio	69.8%		77.9%

Premiums

The Worldwide Specialty sub-segment represented 40% of net premiums written in the first six months of 2004. The growth in net premiums written over the equivalent period of 2003 was principally due to the weakening of the U.S. dollar in the first six months of 2004 compared to the first six months of 2003. During the first six months of 2004, the Company has seen no real change in market trends since the second half of 2003 where the pricing for the most profitable lines of business had started to decline and the other lines exhibited a slow but orderly reduction in the rate of price increases as a result of increasing competition. The Company has remained selective in pursuing business that meets its profitability objectives. Based on the July 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written for the remainder of the year are expected to be flat or decrease during 2004 for this sub-segment. Net premiums earned are expected to increase modestly during the remainder of 2004.

Losses and loss expenses

While the technical ratio for the six months ended June 30, 2004 included large losses in the marine and energy lines, including the $30 million loss on the Algerian gas plant explosion, the first six months of 2003 included no catastrophe or other significant losses. The decrease in the losses and loss expenses and loss ratio in the six months ended June 30, 2004 compared to June 30, 2003, is principally due to the positive loss development recorded during the first six months of 2004. The technical result and ratio for the periods ended June 30, 2004 and 2003 included $115 million of positive loss development and $22 million of adverse loss development, respectively. The positive loss development of $115 million recorded in the first six months of 2004 included positive loss development on the special risk, catastrophe, aviation, agriculture and engineering/energy lines, which was partially offset by adverse loss development on the marine line. Included in the positive loss development of 2004 was a $21 million reduction in the Company’s loss estimate related to the event of September 11, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary. The adverse loss development recorded in the first six months of 2003 pertained principally to the specialty property line.

Acquisition costs

The increase in the acquisition costs and acquisition ratio compared to the six months ended June 30, 2003 resulted primarily from a shift from treaties previously written on a net basis, where premiums are ceded to the Company net of acquisition costs, to treaties written on a gross basis, where acquisitions costs are reported separately from premiums. This change in the form of the treaty does not affect the net result under the treaty but distorts the quarter over quarter comparison for acquisition costs. Other factors contributing to the increase included intensifying competition in this sub-segment, which tends to increase acquisition costs, and a shift between lines of business where certain lines carry higher acquisition ratios.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ART Segment

The following table provides the components of the underwriting result for this segment for the six months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Gross premiums written	$3	$—
Net premiums written	2	—
Net premiums earned	$2	$—
Losses and loss expenses	—	—
Acquisition costs	—	—

Technical result	$2	$—
Other Income	7	5
Other operating expenses	(8)	(5)

Underwriting result	$1	$—

As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. The ART segment had good growth in revenues during the first six months of 2004 despite low interest rates, which reduce the attractiveness of finite business for clients, and low credit spreads, which reduce the opportunities in the structured finance business. Finite business had strong accounting results due to the commutation of two large treaties, which accelerated the recognition of the margin on the treaties. Results in the structured finance line included losses arising due to the marking down of derivative positions related to certain securities whose market value had declined due to wider spreads on underlying securities while results in the weather line included losses resulting from higher than normal spring temperature in Japan. The Company’s share of the results of Channel Re for the first six months of 2004, amount to $0.7 million and is included in the ART segment results. The Company expects the ART segment and results to grow during the remainder of the year as this segment continues to expand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the six months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Gross premiums written	$194	25%	$155
Net premiums written	187	26	148
Net premiums earned	$178	25	$142
Life policy benefits	140	(5)	132
Acquisition costs	51	117	23

Technical result	$(13)	(3)	$(13)
Other operating expenses	(12)	(44)	(8)
Allocated investment income	21	(11)	24

Allocated underwriting result	$(4)	NM	$3

NM:	not meaningful.

Premiums

The Life segment represented 8% of net premiums written in the first six months of 2004. Gross and net premiums written for the first six months of 2004 have grown over the equivalent period of 2003 principally as a result of renewing large treaties in the second quarter of 2004, which the Company wrote for the first time in the fourth quarter of 2003, and the impact of the weaker U.S. dollar in the first six months of 2004. This segment is small and accordingly growth trends may be uneven depending on the timing of individual contracts. The Company continues to expect growth for the year in the mortality and annuity business. Based on the July 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, annual gross and net premiums written for 2004 are expected to increase between 15% to 35% for this segment. Net premiums earned are expected to increase more modestly during the remainder of 2004.

Life policy benefits and acquisition costs

The increase in life policy benefits in the first six months of 2004 over the first six months of 2003, relates principally to the growth in the Company’s book of business and exposure as evidenced by the increase in net premiums earned for this segment. The increase in the acquisition costs during the first six months of 2004 is principally due to a change in the mix of business where certain lines typically carry higher acquisition costs. The Company also recognized a $5.0 million charge in the first six months of 2004 to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. during 2000. The prolonged period of low interest rates has had a negative effect on these treaties resulting in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Line of Business

The distribution of net premiums written by line of business for the six months ended June 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Non-life
Property and Casualty
Property	$469	12%	$418
Casualty	495	23	402
Motor	279	33	210
Worldwide Specialty
Agriculture	72	1	71
Aviation/Space	108	(17)	131
Catastrophe	283	(1)	286
Credit/Surety	124	32	94
Engineering/Energy	123	(15)	145
Marine	51	1	50
Special Risk	165	47	112
Other	6	(17)	7
ART	2	NM	—
Life	187	26	148

Total	$2,364	14	$2,074

NM:	not meaningful.

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. A number of factors affected the amount and distribution of net premiums written during the first six months of 2004 as follows: i) as prices are declining in a number of short-tail lines, the Company has determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; iii) an increase in net premiums written related to refinements in the Company’s process used for estimating premiums written on certain portfolio treaties, which affected the half-year over half-year comparison for the property and motor lines; and iv) while the U.S. dollar strengthened during the first six months of 2004, it nonetheless was weaker than it was in the first six months of 2003. As a result, changes in foreign exchange contributed approximately 7 points to the growth in net premiums written and affect the half-year over half-year comparison for all lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Treaty Type

The Company typically writes business on either a proportional or non-proportional basis. On a proportional treaty, the Company shares proportionally in both the premiums and losses of the cedant. In non-proportional business, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio. In both proportional and non-proportional business, the Company typically reinsures a large group of primary insurance contracts written by the ceding company. In addition, the Company writes business on a facultative basis. Facultative arrangements are generally specific to an individual risk and can be written on either a proportional or non-proportional basis. Generally, the Company has more influence over pricing, as well as terms and conditions, in non-proportional and facultative arrangements.

The distribution of gross premiums written by type of business for the six months ended June 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Non-Life Segment
Proportional	$1,126	23%	$916
Non-Proportional	916	3	885
Facultative	157	10	143
Life Segment
Proportional	166	24	134
Non-Proportional	28	34	21
ART Segment
Proportional	—	NM	—
Non-Proportional	3	NM	—

Total	$2,396	14	$2,099

NM:	not meaningful.

The distribution of gross premiums written by type of business for the first six months of 2004 is influenced by the previously discussed impact of the refinements in the Company’s process used for estimating premiums written on certain portfolio treaties.

Premium distribution by Geographic Region

The geographic distribution of gross premiums written for the six months ended June 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
North America	$901	(1)%	$906
Europe	1,142	34	855
Asia, Australia and New Zealand	237	1	235
Latin America and the Caribbean	93	7	87
Africa	23	44	16

Total	$2,396	14	$2,099

Growth in the European market is influenced by the refinements in the process used for estimating premiums written on certain portfolio treaties. In addition, the weakening of the U.S. dollar against the euro and other currencies in the first six months of 2004 compared to the same period in 2003 contributed to the increase in the European market for the 2004 period. These two factors distort the half-year over half-year comparison.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium Distribution by Production Source

The Company produces its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the six months ended June 30, 2004 and 2003 was as follows:

	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Broker	65%	67%
Direct	35%	33%

The Company’s U.S. Property and Casualty sub-segment generates business predominantly through brokers, and other Non-life sub-segments generate business predominantly through direct relationships with cedants. The distribution of gross premiums by production source was comparable for both periods presented. Based on July 1, 2004 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects only modest changes in the production source of gross premiums written during the remainder of 2004.

Investment Income

Net investment income for the six-month periods ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Net investment income	$148	19%	$124

The increase in net investment income is primarily due to the investment of cash flows from operations that has outpaced the reduction in yields since the first quarter of 2003, and the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 5% to the growth in the first six months of 2004. In the first six months of 2004, the Company had a larger volume of invested assets resulting from the investment of $1.3 billion of operating cash flow since June 30, 2003. The average yield to maturity on the Company’s fixed income investment portfolio was 4.0% at June 30, 2004 compared to 3.5% at June 30, 2003 and 3.8% at December 31, 2003. The increase in interest rates during the second quarter of 2004 has not affected the Company’s investment income yet. The Company expects that higher interest rates will contribute to growth in its investment income as operating cash flows are invested at increasingly higher interest rates.

The table below provides the components of net investment income for the six-month periods ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Fixed maturities, short-term investments, cash and cash equivalents	$127	27%	$100
Equities	10	22	8
Funds held and other	20	(8)	22
Investment expense	(9)	39	(6)

Net investment income	$148	19	$124

Net investment income from fixed maturities, short-term investments, cash and cash equivalents, and equities has increased compared to the first six months of 2003 primarily due to the increase in the asset base resulting from the reinvestment of significant positive cash flow from operations during the last twelve months. Net investment income from fixed maturities has also increased due to the lower rate of prepayments on mortgage-backed securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in investment income on funds held and other is primarily attributable to one life annuity treaty, which reported lower investment income and lower losses during the first half-year of 2004 compared to the same period of 2003.

The increase in investment expense in 2004 over 2003 is primarily a result of the Company’s larger asset base upon which expenses are incurred.

Current economic indicators continue to suggest moderate global economic growth led by the U.S. economy. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to continue to rise in the United States and to rise more modestly in Europe during the remainder of 2004, and this combined with the larger asset base as at June 30, 2004, as well as expected positive cash flow from operations, should contribute to higher investment income for the Company during 2004 compared to 2003.

Income and Expenses from Other Operations

Income and expenses from other operations for the six-month periods ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2004	% Change 2004 over 2003	For the six months ended June 30, 2003
Net realized investment gains	$46	(18)%	$56
Net foreign exchange gains	1	(87)	8
Income tax expense	(8)	42	(6)

Income from other operations	$39	(34)	$58

The net realized gains of $46 million recorded during the first six months of 2004 included gross realized losses in the amount of $35 million as portfolio managers performed some repositioning in the portfolio in anticipation of further rises in interest rates. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $31 million and $4 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $2.3 billion and $26 million, respectively.

The components of net realized investment gains or losses for the six-month periods ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	2004	2003
Net realized gains on available-for-sale securities, excluding other-than-temporary impairments	$42	$71
Other-than-temporary impairments	(1)	(30)
Net realized gains on trading securities	8	3
Change in net unrealized holding (losses) gains on trading securities	(6)	5
Net realized losses on designated hedging activity	(3)	(6)
Net gains on other invested assets	7	14
Other realized and unrealized investment losses	(1)	(1)

Net realized investment gains	$46	$56

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The general decline in interest rates in the prior two years has resulted in a significant increase in the fair value of the Company’s fixed income portfolio, as the prevailing market interest rates were lower than the average coupon rate of the Company’s fixed income portfolio. During the normal course of its operations, the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains until interest rates began to increase in the second quarter of 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the condensed consolidated balance sheets. The increase in interest rates during 2004 has resulted in a reduction of the Company’s unrealized gains on its investment portfolio. If interest rates continue to rise, the Company will see a reduction of the value of its fixed income portfolio. Refer to Quantitative and Qualitative Disclosures about Market Risk in Item 3 below for a further discussion of the Company’s exposure to interest rate risk.

During the six-month periods ended June 30, 2004 and 2003, the Company recorded other-than-temporary impairments of $0.5 million and $29.9 million, respectively.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 below. The decrease in net foreign exchange gains over the six months ended June 30, 2003 results from a smaller ineffectiveness of the Company’s undesignated hedges during the first half of 2004.

The Company’s income tax expense or benefit is contingent on the distribution of the Company’s results in each tax jurisdiction. Although the income tax expense is comparable for the six months ended June 30, 2004 and 2003, the 2004 period includes a tax recovery in the amount of $6 million related to the settlement of a tax arbitration in France.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – for the Three Months Ended June 30, 2004 and 2003

Underwriting result, investment income, income and expenses from other operations, fixed charges, net income available to common shareholders, diluted net income per common share and ROE for the three months ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Underwriting result	$44	(14)%	$52
Investment income	75	19	63
Income and expenses from other operations	11	(38)	17
Fixed charges	(10)	(1)	(10)

Net income	$120	(2)	$122
Less: Preferred dividends	5	(66)	15

Net income available to common shareholders	$115	7	$107
Diluted net income per share	$2.12	6	$2.00
Annualized return on beginning common shareholders’ equity (ROE)	20.0%		23.5%

Net income available to common shareholders and diluted net income per share for the 2004 period improved compared to the equivalent period of 2003 principally as a result of increased net investment income, lower net realized investment gains and lower preferred dividends. The underwriting result and income and expenses from other operations have partially offset the increase.

The underwriting result decreased from $52 million for the three-month period ended June 30, 2003 to $44 million for the same period of 2004. Contributing to the decrease in underwriting result were the underwriting loss in the Global (Non-U.S.) Property & Casualty sub-segment following modest increases to reserves for prior years in the motor and casualty lines and an increase in operating expenses since the second quarter of 2003, resulting from the Company’s continued investment in its infrastructure. The strong market conditions as well as other favorable development on prior accident year losses partially offset the decrease in underwriting result during the second quarter of 2004.

In addition to higher income generated by the underwriting operations, the Company reported net investment income of $75 million for the three months ended June 30, 2004 compared to $63 million during the equivalent period in 2003. The increase in investment income is attributable to the investment of the Company’s significant cash flow from operations, which amounted to $287 million for the three months ended June 30, 2004 and $1.3 billion for the 12 months ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income and expense from other operations has decreased from $17 million for the three months ended June 30, 2003 to $11 million for the equivalent period in 2004 primarily as a result of lower realized investment gains. Realized investment gains and losses, which account for most of the decrease, are generally a function of multiple factors with the most significant being the combination of prevailing interest rates and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the condensed consolidated balance sheets to the net income on the condensed consolidated statements of operations and the retained earnings section of the condensed consolidated balance sheets.

Preferred dividends for the three months ended June 30, 2003 included a non-recurring charge of $10 million related to the redemption of the Company’s Series A preferred shares and the overlap of preferred dividend on Series A and Series C preferred shares prior to the redemption of the Series A preferred shares in the second quarter of 2003.

Notwithstanding the increase in the net income in the second quarter of 2004 compared to the same period in 2003, the Company’s annualized ROE declined as the opening equity available to common shareholders increased at a faster rate than net income available to common shareholders.

The next section provides a detailed analysis of the Company’s underwriting result by segment and sub-segment, investment income, income and expenses from other operations and fixed charges for the three-month periods ended June 30, 2004 and 2003.

Results by Segment

Non-life Segment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

U.S. Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the three months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Gross premiums written	$201	(9)%	$221
Net premiums written	201	(9)	221
Net premiums earned	$234	9	$215
Losses and loss expenses	168	14	148
Acquisition costs	53	(7)	57

Technical result	$13	27	$10

Loss ratio	71.9%		68.7%
Acquisition ratio	22.6%		26.6%
Technical ratio	94.5%		95.3%

Premiums

The U.S. Property and Casualty sub-segment represented 24% of net premiums written in the second quarter of 2004. The decrease in net premiums written over the second quarter of 2003 had two principal causes. First, the increase in the proportion of Minimum and Deposit premiums written during the first quarter of 2004 has resulted in the recording of the entire premium written at the inception of the treaty rather than ratably during the treaty period. Second, a number of large treaties that were renewed in the first quarter of 2004 were renewed in the second quarter of 2003, and that distorts quarter over quarter comparisons. Through the three months ended June 30, 2004, the Company continued to observe strong prices and terms and conditions in the casualty and motor lines and a softening of terms and conditions in the property line. Notwithstanding the strong terms and conditions prevailing in this sub-segment, the Company has remained selective in pursuing business that meets its profitability objectives. The Company continued its controlled expansion in the specialty casualty line as it believes that this line will continue to provide very good terms and conditions.

Losses and loss expenses

The growth in the losses and loss expense volume in the quarter ended June 30, 2004 compared to June 30, 2003, is due to the growth in the Company’s book of business and exposure as evidenced by the increase in net premiums earned for this sub-segment. The technical ratio for the quarters ended June 30, 2004 and 2003 included no catastrophe or other significant losses. The increase in loss ratio for the three months ended June 30, 2004 compared to the corresponding 2003 period occurred primarily as a result of the continued expansion of the specialty casualty line that typically tends to have a higher loss ratio due to the long-tail nature of the risk involved. Accordingly, these treaties also typically provide for investment income on invested premiums during a longer period as losses are typically paid later than for other lines. The technical result and ratio for the quarters ended June 30, 2004 and 2003 included $6 million and $9 million, respectively, of adverse prior year loss development. The adverse loss development of $6 million recorded in the second quarter of 2004 included adverse loss development on the motor and casualty lines, which was partially offset by positive loss development on the property line. Included in the positive loss development on the property line was a $6 million reduction in the Company’s loss estimate related to the event of September 11. The adverse loss development recorded in the second quarter of 2003 pertained principally to the casualty line.

Acquisition costs

The decrease in the acquisition costs and acquisition ratio during the second quarter of 2004 is due to the reduction of the acquisition ratio on treaties with experience credits under the form of sliding scale and profit commission adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Global (Non-U.S.) Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the three months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Gross premiums written	$197	8%	$182
Net premiums written	197	6	186
Net premiums earned	$230	7	$215
Losses and loss expenses	183	26	145
Acquisition costs	60	5	57

Technical result	$(13)	NM	$13

Loss ratio	79.2%		67.8%
Acquisition ratio	26.0%		26.4%
Technical ratio	105.2%		94.2%

NM:	not meaningful

Premiums

The Global (Non-U.S.) Property and Casualty sub-segment represented 24% of net premiums written in the second quarter of 2004. The growth in gross and net premiums written over the second quarter of 2003 was the result of two opposing factors. As discussed in the Company’s six-month results for this sub-segment, comparison of net premiums written for the second quarter of 2004 and 2003 are distorted as a result of the refinements in the process used for estimating premiums written on certain portfolio treaties during 2004. The second factor impacting the growth rate was the weaker U.S. dollar during the second quarter of 2004 compared to the equivalent period of 2003. As a result, foreign exchange contributed approximately 8 points to the growth in net premiums written. Through the three months ended June 30, 2004, the Company continued to observe strong prices and terms and conditions in the casualty and motor lines and observed that even though pricing in the property line remains at a profitable level, terms and conditions are softening for this line. Notwithstanding the generally strong terms and conditions prevailing in this sub-segment, the Company has seen increased competition but has remained selective in pursuing business that meets its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s objectives.

Losses and loss expenses

The technical ratio for the quarters ended June 30, 2004 and 2003 included no catastrophe or other individually significant losses. The increase in the loss ratio for the three months ended June 30, 2004 compared to the corresponding 2003 period occurred primarily because of weak technical result in the casualty and motor lines which were partially offset by good results in the property line during the second quarter of 2004. The technical result and ratio for the quarters ended June 30, 2004 and 2003 included $13 million and less than $1 million of adverse prior year loss development, respectively. The adverse loss development recorded in the second quarter of 2004 included adverse loss development in the casualty and motor lines, which was partially offset by positive loss development on the property line.

Acquisition costs

The acquisition costs and acquisition ratios for the second quarters of 2004 and 2003 were comparable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the three months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Gross premiums written	$337	(8)%	$366
Net premiums written	337	(8)	366
Net premiums earned	$382	4	$366
Losses and loss expenses	183	(10)	202
Acquisition costs	87	18	74

Technical result	$112	24	$90
Loss ratio	47.8%		55.2%
Acquisition ratio	22.8%		20.0%
Technical ratio	70.6%		75.2%

Premiums

The Worldwide Specialty sub-segment represented 40% of net premiums written in the second quarter of 2004. The decrease in net premiums written over the second quarter of 2003 was most evident in the aviation, catastrophe and energy lines and was principally due to increased competition in these profitable short-tail lines. This decrease was partially offset by the weaker U.S. dollar in the second quarter of 2004 compared to the second quarter of 2003, which contributed approximately 5 points of growth during the second quarter of 2004. The Company has seen no real change in market trends in this sub-segment since the second half of 2003 where the pricing for the most profitable lines of business had started to decline and the other lines exhibited a slow but orderly reduction in the rate of price increases as a result of increasing competition. The Company has remained selective in pursuing business that meets its profitability objectives.

Losses and loss expenses

The technical ratio for the second quarter ended June 30, 2004 and 2003 included no catastrophe or other significant losses. The decrease in the losses and loss expenses and loss ratio in the quarter ended June 30, 2004 compared to June 30, 2003, is principally due to the positive loss development recorded during the second quarter of 2004 and a shift toward longer-tailed lines, which typically carry a higher loss ratio. The technical result and ratio for the quarters ended June 30, 2004 and 2003 included $49 million of positive loss development and $5 million of adverse loss development, respectively. The positive loss development of $49 million recorded in the second quarter of 2004 included positive loss development on the special risk, aviation, agriculture, catastrophe and engineering/energy lines. Included in the positive loss development of 2004 was a $21 million reduction in the Company’s loss estimate related to the event of September 11, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

Acquisition costs

The increase in the acquisition costs and acquisition ratio compared to the three months ended June 30, 2003 resulted primarily from a shift from treaties previously written on a net basis, whereby premiums are ceded to the Company net of acquisition costs, to treaties written on a gross basis, whereby acquisitions costs are reported separately from premiums. This change in the form of the treaty does not affect the net result under the treaty but distorts the quarter over quarter comparison for acquisition costs. Other factors contributing to the increase included intensifying competition in this sub-segment, which tends to increase acquisition costs, and a shift between lines of business where certain lines carry higher acquisition ratios.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ART Segment

The following table provides the components of the underwriting result for this segment for the three months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended June 30, 2004	For the three months ended June 30, 2003
Gross premiums written	$2	$—
Net premiums written	2	—
Net premiums earned	$1	$—
Losses and loss expenses	—	—
Acquisition costs	—	—

Technical result	$1	$—
Other Income	4	3
Other operating expenses	(4)	(3)

Underwriting result	$1	$—

As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. The ART segment had good growth in revenues during the second quarter of 2004 despite low interest rates, which reduce the attractiveness of finite business for clients, and low credit spreads, which reduce the opportunities in the structured finance business. Finite business had strong accounting results due to the commutation of one large treaty, which accelerated the recognition of the margin on the treaty. Results in the structured finance line included losses due to the marking down of derivative positions related to certain securities whose market value had declined due to wider spreads on underlying securities while results in the weather line included losses resulting from higher than normal spring temperatures in Japan. The Company’s share in the results of Channel Re for the second quarter of 2004 amounts to $0.7 million and is included in this segment’s results.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Gross premiums written	$105	54%	$68
Net premiums written	104	57	66
Net premiums earned	$108	60	$67
Life policy benefits	86	46	59
Acquisition costs	27	86	14

Technical result	$(5)	17	$(6)
Other operating expenses	(6)	40	(4)
Allocated investment income	11	(7)	12

Allocated underwriting result	$—	NM	$2

NM:	not meaningful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premiums

The Life segment represented 12% of net premiums written in the second quarter of 2004. Gross and net premiums written for the second quarter of 2004 have grown over the equivalent period of 2003 principally as a result of renewing large treaties in the second quarter of 2004, which the Company wrote for the first time in the fourth quarter of 2003, and the impact of the weaker U.S. dollar in the second quarter of 2004. This segment is small and accordingly growth trends may be uneven depending on the timing of individual contracts.

Life policy benefits and acquisition costs

The increase in life policy benefits and acquisition costs in the second quarter of 2004 over the same period in 2003, relates principally from the growth in the Company’s book of business and exposure as evidenced by the increase in net premiums earned for this segment.

Premium distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended June 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Non-life
Property and Casualty
Property	$157	(14)%	$183
Casualty	160	3	155
Motor	81	18	69
Worldwide Specialty
Agriculture	42	(3)	44
Aviation/Space	61	(14)	71
Catastrophe	52	(14)	60
Credit/Surety	62	11	55
Engineering/Energy	65	(12)	74
Marine	16	(18)	19
Special Risk	36	(6)	39
Other	3	(20)	4
ART	2	NM	—
Life	104	57	66

Total	$841	—	$839

NM:	not meaningful

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. A number of factors affected the amount and distribution of net premiums written during the second quarter of 2004 as follows: i) as prices are declining in a number of short-tail lines, the Company has determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; iii) a decrease in net premiums written related to refinements in the Company’s process used for estimating premiums written on certain portfolio treaties, which affected the quarter over quarter comparison for the property and motor lines; and iv) the U.S. dollar was weaker than it was in the second quarter of 2003. As a result, changes in foreign exchange contributed approximately 5 points to the growth in net premiums written in the second quarter of 2004 and affect the quarter over quarter comparison for all lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Treaty Type

The Company typically writes business on either a proportional or non-proportional basis. On a proportional treaty, the Company shares proportionally in both the premiums and losses of the cedant. In non-proportional business, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio. In both proportional and non-proportional business, the Company typically reinsures a large group of primary insurance contracts written by the ceding company. In addition, the Company writes business on a facultative basis. Facultative arrangements are generally specific to an individual risk and can be written on either a proportional or non-proportional basis. Generally, the Company has more influence over pricing, as well as terms and conditions, in non-proportional and facultative arrangements.

The distribution of gross premiums written by type of business for the three months ended June 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Non-Life Segment
Proportional	$520	13%	$462
Non-Proportional	158	(32)	234
Facultative	57	(19)	73
Life Segment
Proportional	101	60	63
Non-Proportional	4	(23)	5
ART Segment
Proportional	—	—	—
Non-Proportional	2	NM	—

Total	$842	1	$837

NM:  not meaningful

The distribution of gross premiums written by type of business for the second quarter of 2004 is influenced by the refinements in the Company’s process used for estimating premiums written on certain portfolio treaties as discussed above. Additionally, the U.S. dollar was weaker than it was in the second quarter of 2003. As a result, changes in foreign exchange contributed approximately 5 points to the growth in net premiums written in the second quarter of 2004 and affect the quarter over quarter comparison for all treaty types.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended June 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
North America	$330	(12)%	$374
Europe	392	30	301
Asia, Australia and New Zealand	85	(27)	117
Latin America and the Caribbean	28	(28)	38
Africa	7	(2)	7

Total	$842	1	$837

A number of factors distorted the quarterly distribution of gross premiums written by geographic area as follows: i) the increase in the proportion of Minimum and Deposit premiums written during the first quarter of 2004 in North America has resulted in the recording of the entire premium written at the inception of the treaty rather than ratably during the treaty period; ii) a number of large treaties in North America were renewed in the first quarter of 2004 while they were renewed in the second quarter of 2003; iii) the comparison for Europe is affected by the refinements in the Company’s process used for estimating premiums written on certain portfolio treaties as discussed above; iv) the weakening of the U.S. dollar against the euro and other currencies contributed to increases in all markets for the 2004 period.

Premium Distribution by Production Source

The Company produces its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the three months ended June 30, 2004 and 2003 was as follows:

	For the three months ended June 30, 2004	For the three months ended June 30, 2003
Broker	62%	66%
Direct	38%	34%

The Company’s U.S. Property and Casualty sub-segment generates business predominantly through brokers, and other Non-life sub-segments generate business predominantly through direct relationships with cedants. The distribution of gross premiums by production source was comparable for both periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investment Income

Net investment income for the three-month periods ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Net investment income	$75	19%	$63

The increase in net investment income is primarily due to the investment of cash flows from operations that has outpaced the reduction in yields since the second quarter of 2003, and the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 4% to the growth in the second quarter of 2004. In the second quarter of 2004, the Company had a larger volume of invested assets resulting from the investment of $1.3 billion of operating cash flow since June 30, 2003.

The table below provides the components of net investment income for the three-month periods ended June 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Fixed maturities, short-term investments, cash and cash equivalents	$63	24%	$51
Equities	6	32	4
Funds held and other	10	(5)	11
Investment expense	(4)	38	(3)

Net investment income	$75	19	$63

Net investment income from fixed maturities, short-term investments, cash and cash equivalents, and equities has increased compared to the second quarter of 2003 primarily due to the increase in the asset base resulting from the reinvestment of significant positive cash flow from operations during the last twelve months. Net investment income from fixed maturities has also increased due to the lower rate of prepayments on mortgage-backed securities.

The investment income on funds held is comparable for both periods.

The increase in investment expenses in 2004 over 2003 is a result of the Company’s larger asset base upon which expenses are incurred.

Income and Expenses from Other Operations

Income and expenses from other operations for the three-month periods ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2004	% Change 2004 over 2003	For the three months ended June 30, 2003
Net realized investment gains	$8	(48)%	$16
Net foreign exchange gains	—	NM	5
Income tax benefit (expense)	3	NM	(4)

Income from other operations	$11	(39)	$17

NM:	not meaningful

The net realized gains of $8 million recorded during the second quarter of 2004 included gross realized losses in the amount of $29 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $25 million and $4 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $1.7 billion and $24 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The components of net realized investment gains or losses for the three-month periods ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	2004	2003
Net realized gains on available-for-sale securities, excluding other-than-temporary impairments	$7	$31
Other-than-temporary impairments	—	(24)
Net realized gains on trading securities	2	3
Change in net unrealized holding (losses) gains on trading securities	(5)	4
Net realized losses on designated hedging activity	(1)	(7)
Net gains on other invested assets	4	9
Other realized and unrealized investment gains	1	—

Net realized investment gains	$8	$16

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

The general decline in interest rates in the prior two years has resulted in a significant increase in the fair value of the Company’s fixed income portfolio, as the prevailing market interest rates were lower than the average coupon rate of the Company’s fixed income portfolio. During the normal course of its operations, the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains until interest rates began to increase in the second quarter of 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the condensed consolidated balance sheets. The increase in interest rates during 2004 has resulted in a reduction of the Company’s unrealized gains on its investment portfolio. If interest rates continue to rise, the Company will see a reduction of the value of its fixed income portfolio. Refer to Quantitative and Qualitative Disclosures about Market Risk in Item 3 below for a further discussion of the Company’s exposure to interest rate risk.

During the quarters ended June 30, 2004 and 2003, the Company recorded other-than-temporary impairments of $0.4 million and $23.9 million, respectively.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about market Risk in Item 3 below. The decrease in net foreign exchange gains over the three months ended June 30, 2003 results from a smaller ineffectiveness on the Company’s undesignated hedges during the second quarter of 2004.

The Company’s income tax expense or benefit is contingent on the distribution of the Company’s results in each tax jurisdiction. The second quarter of 2004 includes a tax recovery in the amount of $6 million related to the settlement of a tax arbitration in France.

Financial Condition and Liquidity and Capital Resources

Investments

Total invested assets, including cash and cash equivalents, were $7.3 billion as at June 30, 2004 compared to $6.8 billion at December 31, 2003. The major factors influencing the change in cash and invested assets in the six-month period ended June 30, 2004 were:

•	net cash provided by operating activities of $622 million;

•	the conversion of a finite reinsurance treaty within the ART segment from a deposit basis where the cedant retains the invested assets underlying the treaty to a funds transfer basis where the invested assets are held by the Company adding $164 million to invested assets;

•	the issuance of the Company’s common shares under the Company’s equity plans for $5 million; offset by

•	the repurchase of the Company’s common shares under the Company’s repurchase program for $9 million;

•	the decrease in unsettled security trades payables of $16 million;

•	the decrease in the net unrealized gains on investments of $52 million driven by an increase in interest rates;

•	dividend payments on common and preferred shares and interest payments on debt related to trust preferred securities and mandatorily redeemable preferred securities totaling $62 million;

•	net negative influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars.

The Company employs a conservative investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivatives instruments may be used to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The increase in cash and cash equivalents at June 30, 2004 compared to December 31, 2003 resulted from the use of TBA future deliveries (to be announced mortgage-backed securities) and cash rather than actual mortgage-backed securities to maintain the Company’s exposure to mortgage-backed securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

From a risk management perspective, the Company divides its invested assets, which are comprised of total investments and cash, accrued investment income and net receivable (payable) for securities sold (purchased), into two categories, liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance assets and liabilities and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow strict investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital fund assets represent the capital of the Company and are invested to maximize total return, subject to strict risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, less-than-investment-grade bonds, convertible securities, preferred stocks and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable inasmuch as it helps to achieve broader asset diversification and maximization of the portfolio’s total return over time. Since the Company’s allocation to equities is predicated on a long-term strategic investment in this asset class, the Company has the ability to and fully expects to withstand the effects of cyclical market value swings of the broader equity markets on its portfolio.

At June 30, 2004, the liability funds totaled $4.7 billion and were comprised of cash and cash equivalents, short-term investments, AAA, AA and A rated securities. The capital funds, which totaled $2.8 billion, were comprised of investment-grade fixed maturities, below-investment-grade fixed maturities and equities.

Approximately 97% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (3% of the Company’s invested assets or approximately $241 million), consisting primarily of bank loan portfolios, non-publicly traded real estate funds, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

As at June 30, 2004, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.0% compared to 3.8% as at December 31, 2003. The increase in the average yield to maturity was the result of the increase in interest rates seen during the first six months of 2004. At the same time, the duration of the Company’s investment portfolio shifted from 3.6 years at December 31, 2003 to 3.5 years at June 30, 2004. As at June 30, 2004, approximately 94% of the fixed income securities were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 93% as at December 31, 2003.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct classifications – “available for sale” and “trading” securities. For a description of the different accounting treatments afforded to these separate accounting classifications, refer to Note 3(f) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.

At June 30, 2004, investments classified as available for sale comprised 98% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets) with 2% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturity investments, which are comprised primarily of investment grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments and corporations. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in less-than-investment-grade bonds, which are also classified as available for sale. The Company also invests in equity securities of both U.S. and non-U.S. publicly traded corporations. Finally the Company has an allocation to convertible securities and equities in its investment portfolio and these are classified as trading securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The cost, market value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at June 30, 2004 were as follows (in millions of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 30, 2004
Fixed maturities
- U.S. government	$572	$7	$(3)	$576
- states or political subdivisions of states of the U.S.	6	—	—	6
- other foreign governments	1,191	9	(10)	1,190
- corporate	2,762	50	(26)	2,786
- mortgage/asset-backed securities	303	1	(3)	301

Total fixed maturities	4,834	67	(42)	4,859
Short-term investments	14	—	—	14
Equities	672	87	(10)	749

Total	$5,520	$154	$(52)	$5,622

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The market value of those investment securities classified as trading was $102 million and $123 million at June 30, 2004 and December 31, 2003, respectively. For the six months ended June 30, 2004 and 2003, the change in net unrealized investment gains and losses on trading securities resulted in a net loss of $6 million and a net gain of $5 million, respectively, being recognized in net realized investment gains and losses in the condensed consolidated statements of operations.

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at June 30, 2004:

Rating Category	% of Total Fixed Income Securities
AAA	59%
AA	3%
A	18%
BBB	14%
Below investment grade/unrated	6%

At June 30, 2004, the Company had gross unrealized losses on its fixed maturities of $42 million, of which $31 million was attributable to investment-grade securities and $11 million was attributable to securities rated less than investment grade.

The gross unrealized losses recorded on the Company’s portfolio of fixed maturity securities at June 30, 2004 related primarily to the impact of rising interest rates, which tend to result in a reduction of the market value of fixed income securities. The Company believes that these decreases in value are temporary, under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in market value or to hold the securities to their maturity. The tables below (see section titled “Maturity Distribution”) show the distribution by contractual maturity date of available for sale fixed maturity investments at June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents an analysis of the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) as at June 30, 2004 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
Fixed maturities	$2,733	$(37)	$92	$(5)	$2,825	$(42)
Equities	122	(8)	113	(2)	235	(10)

Total	$2,855	$(45)	$205	$(7)	$3,060	$(52)

The majority of the Company’s total unrealized losses is due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. As at June 30, 2004, the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk.

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at June 30, 2004, by contractual maturity date is shown below (in millions of U.S. dollars):

	Amortized Cost	Market Value
One year or less	$507	$508
More than one year through five years	2,068	2,088
More than five years through ten years	1,571	1,567
More than ten years	399	409

Subtotal	4,545	4,572
Mortgage/asset-backed securities	303	301

Total	$4,848	$4,873

The maturity distribution for those available for sale fixed maturities that were in an unrealized loss position as at June 30, 2004 was as follows (in millions of U.S. dollars):

	Amortized Cost	Market Value	Unrealized Losses
One year or less	$297	$296	$(1)
More than one year through five years	1,137	1,127	(10)
More than five years through ten years	1,115	1,091	(24)
More than ten years	145	141	(4)

Subtotal	2,694	2,655	(39)
Mortgage/asset-backed securities	173	170	(3)

Total	$2,867	$2,825	$(42)

As discussed above, the Company generally has the intent and ability to hold its fixed maturity investments for a period of time sufficient to allow for any recovery in market value or to their maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the six months ended June 30, 2004 were $5,703 million. Realized investment gains and losses on securities classified as available for sale for the six months ended June 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Gross realized gains	$77	$92
Gross realized losses excluding other-than-temporary impairments	(35)	(21)
Other-than-temporary impairments	(1)	(30)

Total net realized investment gains	$41	$41

(Refer to the income and expense from other operations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 above for a reconciliation between net realized investment gains on investments classified as available for sale and net realized investment gains on the condensed consolidated statements of operations.)

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $0.5 million and $29.9 million, for the six months ended June 30, 2004 and 2003, respectively. Typically, the Company considers impairment related to any specific issuer of a security to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. (See Note 5 to condensed consolidated financial statements in Item I for a discussion of EITF Issue No. 03-1. Adoption of EITF No. 03-1 may accelerate the timing of losses from declines in value due to interest rates; however, it is not anticipated to have a significant impact on shareholders’ equity as fluctuations in market value of available for sale securities are already reflected in Accumulated Other Comprehensive Income.) Other-than-temporary impairments are recorded as realized investment losses in the condensed consolidated statements of operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately in net income.

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

Funds Held by Reinsured Companies

The Company, in order to be competitive in certain markets, writes business on a funds held basis. As at June 30, 2004 and December 31, 2003, the Company recorded $1,076 million and $1,068 million, respectively, of funds held assets on its condensed consolidated balance sheets, representing 9% and 10%, respectively, of the Company’s total assets. Under such contractual arrangements, the reinsured retains the net funds that would have otherwise been remitted and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the reinsured with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due.

Approximately half of the funds held assets as at June 30, 2004, earns investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates as at June 30, 2004, ranged from 1.5% to 5.3%. Under these contractual arrangements, there are no specific assets linked to the funds held balances and the Company is exposed only to the credit risk of the reinsured.

With respect to the remainder of the funds held assets as at June 30, 2004, the Company receives an investment return based upon either the results of a pool of assets held by the reinsured (generally used as collateral for the funds held assets), or the investment return earned by the reinsured on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the reinsured for the receivable balances and has no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

made by the reinsured; in some circumstances, investment guidelines regarding the minimum quality of the underlying assets may be agreed upon between the reinsured and the Company as part of the reinsurance agreement or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured such that the return on the funds held balances is tied to the performance of an underlying group of assets held by the reinsured, including fluctuations in the market value of the underlying assets (one such treaty is a retrocessional agreement under which the Company receives less data than is generally received under a direct reinsurance agreement). In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets, greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured. The Company also has several property and casualty treaties in which the investment performance of the net funds corresponds to the interest income on the assets held by the reinsured; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets the Company has applied the guidance of Derivative Implementation Issue No. B36. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At June 30, 2004, the cumulative value of such embedded derivatives was determined to be $15 million, all of which was offset by an equivalent adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

At June 30, 2004 and December 31, 2003, the Company has recorded gross Non-life reserves for unpaid losses and loss expenses of $5,057 million and $4,755 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $4,888 million and $4,579 million, respectively. During the first six months of 2004, the Company incurred net Non-life losses and loss expenses of $1,050 million and net Non-life paid losses of $669 million. Additionally, the weakening of most European currencies against the U.S. dollar during the first six months resulted in a decrease of the Non-life reserves for unpaid losses and loss expenses of $72 million. The Non-life ratio of paid loss to net premiums earned was 41% and 40% for the three months and six months ended June 30, 2004, respectively. Policy benefits for life and annuity contracts were $1,146 million and $1,162 million at June 30, 2004 and December 31, 2003, respectively. The increase in the value of reserves for unpaid losses and loss expenses relates primarily to the overall growth in business.

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

In the normal course of its business the Company is a party to a variety of contractual obligations as summarized in the Company’s 2003 Annual Report to Shareholders. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at June 30, 2004 did not change significantly since December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Shareholders’ Equity and Capital Management

Shareholders’ equity at June 30, 2004 was $2.7 billion compared to $2.6 billion at December 31, 2003. The major factors contributing to the increase in shareholders’ equity in the six-month period ended June 30, 2004 were:

•	net income of $265 million;

•	dividends declared on both the Company’s common and preferred shares of $46 million; offset by

•	a net decrease in common shares and additional paid-in capital of $4 million, due to the issuance of common shares under the Company’s equity plan of $5.1 million and the repurchase of $9.1 million of common shares under the Company’s share repurchase program;

•	payments of $2 million under the purchase contracts for common shares relating to the Company’s Premium Equity Participating Security Units (“PEPS units”);

•	the $13 million negative effect of the currency translation adjustment resulting from a stronger U.S. dollar relative to the euro as it relates to the conversion of PartnerRe SA’s financial statements into U.S dollars; and

•	a $80 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity resulting from both changes in market value as well as the strengthening of the U.S. dollar.

The Company continuously evaluates the capital needed to support its operations. During the three months ended June 30, 2004, the Company repurchased 163,300 common shares for a total cost of $9.1 million. As of June 30, 2004, approximately 4.8 million common shares remain authorized for repurchase under the Company’s current repurchase program.

During 2003, the Company issued $290 million of 6.75% Series C cumulative redeemable preferred shares (“Series C preferred shares”). Proceeds of $250 million from this issuance were used to redeem the Company’s 8.0% Series A cumulative redeemable preferred shares, while the remaining proceeds were used in the normal course of the Company’s operations. Dividends on the Series C preferred shares are payable quarterly and are cumulative. The Series C preferred shares have no stated maturity and are redeemable at the option of the Company at any time after May 8, 2008.

In addition, the Company has $400 million of capital in the form of trust preferred and mandatorily redeemable preferred securities. $200 million is in the form of trust preferred securities, which have a 30-year maturity with an option to extend to 49 years. The trust preferred securities were issued out of a subsidiary of the Company’s U.S. operations, which does not meet the consolidation requirements of FIN 46(R). (See Note 3(p) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.) Accordingly, the Company reflects the intercompany debt of $206.2 million associated with the issuance of these securities on its condensed consolidated balance sheets. For purposes of discussion, the Company refers to both the trust preferred securities and the related debt as the trust preferred securities. Additionally, the Company has outstanding $200 million of Premium Equity Participating Security Units (“PEPS units”), where each PEPS unit consists of a purchase contract to buy common shares of the Company prior to December 31, 2004, and one of the Company’s Series B preferred shares. Series B preferred shares are redeemable on June 30, 2005, and are pledged as collateral to secure the holder’s obligations under the purchase contract.

The table below sets forth the capital structure of the Company at June 30, 2004 and December 31, 2003 (in millions of U.S dollars):

	June 30, 2004%		December 31, 2003%
Capital Structure:
Long-term debt	$220	7	$220	7
Trust preferred securities (1)	200	6	200	6
Series B cumulative redeemable preferred shares (PEPS units)	200	6	200	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290	9	290	9
Common shareholders’ equity	2,424	72	2,304	72

Total Capital	$3,334	100	$3,214	100

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

Cash flow from operations for the six months ended June 30, 2004 increased to $622 million from $496 million in the same period in 2003. This increase in cash flow is primarily attributable to the significant increase in business written by the Company and a first half-year of 2004 relatively free from catastrophic or other large loss payments.

As a holding company, the Company relies primarily on cash dividends from its reinsurance subsidiaries for its cash flow. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are presently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except that PartnerRe U.S. may not pay cash dividends without prior regulatory approval.

The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. Holding company operating expenses were $20 million, common dividends paid were $36.6 million and preferred dividends paid were $9.8 million for the first half-year of 2004. The Company also paid $8 million on the PEPS units during the first half-year of 2004.

PartnerRe U.S. Corporation and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred stock outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe U.S. Corporation and its subsidiaries have paid interest on the long-term debt and on the trust preferred stock during the first half-year of 2004.

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

Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant.

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at June 30, 2004, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

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

Included in the total credit facilities available to the Company at June 30, 2004, is a new $700 million three year syndicated, unsecured credit facility to replace its maturing 364-day credit facility. This new facility was executed in June 2004 on substantially the same terms and conditions as the maturing facility except for the term of the facility, which was extended from 364 day to three year, and an increase in the minimum consolidated tangible net worth (defined as total shareholders’ equity plus mandatorily redeemable preferred shares and trust preferred shares minus goodwill) from $1,250 million plus 50% of cumulative net income for the period from January 1, 2002 through the end of the most recently ended fiscal year to $1,825 million plus 50% of cumulative net income for the period from January 1, 2004 through the end of the most recently ended fiscal year.

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

ii. maximum ratio of total debt to total capitalization of 35%. For the purposes of this covenant, “debt” does not include trust preferred and mandatorily redeemable preferred shares; and

iii. a minimum consolidated tangible net worth of $1,825 million plus 50% of cumulative net income for the period from January 1, 2004 through the end of the most recently ended fiscal year. For the purpose of this covenant, “consolidated tangible net worth” includes trust preferred and mandatorily redeemable preferred shares and excludes goodwill. Minimum consolidated tangible net worth required at June 30, 2004 was $1,825 million.

Additionally, the facilities allow for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating. The pricing grid provides the Company greater flexibility and simultaneously provides capital participants under the facility some price protection. As long as the Company maintains a minimum rating of BBB or better, the pricing on the facility will not significantly change.

The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At June 30, 2004, the Company met all the covenants. Its total debt to total capitalization ratio was 6.6% and its consolidated tangible net worth (as defined under the terms of these facilities) was $2,684 million.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that Management believes are reasonably likely to have a current or future effect on the Company’s financial condition, change in condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Currency

The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA, whose functional currency is the euro and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro. The euro decreased in value by 4% against the U.S. dollar in the first six months of 2004 (from 1.25 to 1.21 U.S. dollar per euro) thereby decreasing the aggregate currency translation gain of $17 million at December 31, 2003 to a gain of $4 million at June 30, 2004.

The value of the U.S. dollar strengthened approximately 4% against the Canadian dollar, 4% against the euro, 2% against the Swiss franc, 1% against the Japanese yen and weakened approximately 2% against the British pound in the first six months of 2004. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in Canadian dollars, euro, Swiss franc and Japanese yen and a net increase in the U.S. dollar value of the assets and liabilities denominated in British pound in the first six months of 2004.

Net foreign exchange gains amounted to $1 million for the six months ended June 30, 2004 and $9 million for the corresponding 2003 period. Foreign exchange gains and losses are a function of i) the relative value of the U.S. dollar against other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s condensed consolidated statements of operations of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Recent Accounting Pronouncements

See Note 5 to condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (“liability funds”) and those assets that represent shareholder capital (“capital funds”). Liability funds are invested in a way that matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to immunize the Company against changes in interest rates and currency exchange rates. As the focus of this disclosure is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way. At June 30, 2004, liability funds represented 62% (or $4.7 billion) of the Company’s total invested assets.

At June 30, 2004, capital funds represented 38% (or $2.8 billion) of the Company’s total invested assets. These assets represent shareholder capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile: primarily longer duration fixed income securities, common stock, convertible and high-yield bonds and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, is prohibited without the express approval of the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions. (See Note 3(k) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders for additional disclosure concerning derivatives.)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

As discussed above, a proportion of the fixed income portfolio is designated as capital funds. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

The Company holds approximately $301 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment. In such an environment, holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at lower interest cost. This can cause an acceleration of cash payments from the securities and a diminution of future investment income (relative to an equivalent fixed income security without prepayment risk).

The Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $214 million decline or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding reduction or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the negative effect on invested assets as an economic matter, although the offset would not be reflected in the Company’s condensed consolidated financial statements.

As noted above, the Company strives to match the currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the currency mix of the Company’s fixed income portfolio at the time of rate changes. See “Foreign Currency Risk.” Interest rate movements also affect the economic value of the Company’s outstanding fixed-rate debt obligation and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the condensed consolidated financial statements. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities obligations as at June 30, 2004, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$220	$231
Trust preferred securities (1)	200	207
Mandatorily Redeemable preferred securities and Purchase Contracts (PEPS)	200	211
Series C Cumulative preferred shares	290	276

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its condensed consolidated balance sheets.

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

As at June 30, 2004, 67% of the Company’s total investments were in U.S. dollar denominated instruments and 33% were non–U.S. dollar investments.

The table below summarizes the Company’s gross and net exposure on its June 30, 2004, condensed consolidated balance sheets to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	Euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$1,725	$152	$314	$18	$37	$203	$2,449
Other net liabilities	(1,347)	(238)	(183)	(26)	(26)	(271)	(2,091)

Total currency risk	378	(86)	131	(8)	11	(68)	358
Total derivative amount	5	99	33	26	7	(5)	165

Net currency exposure	$383	$13	$164	$18	$18	$(73)	$523

(1)	The U.S. dollar currency, the Company’s reporting currency, accounts for the difference between the Company’s gross exposure in this table and the invested assets and other liabilities on the Company’s condensed consolidated balance sheet.

The Company’s investment in PartnerRe SA, carried in euro, and its Canadian branch, carried in Canadian dollar, accounted for $520 million of the combined euro and Canadian exposure of $547 million noted above which the Company does not hedge.

Assuming all other variables are held constant, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $52 million change in the net assets held by the Company, net of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At June 30, 2004, approximately 59% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) and 80% was rated A- or better. At June 30, 2004, 6% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on these fixed income investments to an acceptable level. To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. The total gross counterparty exposure relating to foreign currency as at June 30 2004 was $968 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s Alternative Risk Transfer operations. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. As part of its ongoing risk management process and loss scenario modeling, the Company estimates that the maximum gross loss in the credit/surety line that could be incurred by the Company in the event of a widespread and prolonged recession is approximately $150 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses.

Reinsurance balances receivable from the Company’s clients as at June 30, 2004, were $1,637 million. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of the reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but the Company requires the reinsurers to have very high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. Provisions are made, as necessary, for amounts considered potentially uncollectible. The balance for reinsurance recoverable on paid and unpaid losses at June 30, 2004, was $192 million.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities ($748 million at June 30, 2004). These assets include equity investments as well as bank loans. These assets are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. The Company reviews this class of assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that effects of diversification and the relatively small size of the existing investment in equities mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.69. Beta measures the response of an individual’s stock performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 6.9% increase or decrease in the market value of the Company’s equity portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There have been no significant changes in the Company’s internal controls over the financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

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

As of June 30, 2004 the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. Whilst none of this is expected by management to have a significant adverse effect on the Company’s results of operations, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program
04/01/2004-04/30/2004	—	—	—	—
05/01/2004-05/31/2004	24,000	$54.75	24,000	4,976,000
06/01/2004-06/30/2004	139,300	$55.98	139,300	4,836,700

Total	163,300	$55.80	163,300

(1)	The Company repurchased an aggregate of 163,300 shares of the common stock pursuant to the repurchase program that the Company publicly announced on May 17, 2004.
(2)	The Company’s board of directors approved the repurchase by the Company up to an aggregate of 5 million shares of the common shares pursuant to the program. Unless terminated earlier by resolution of the Company’s board of directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual General Meeting of Shareholders of the Company was held on May 13, 2004. The shareholders re-elected the existing Class II Directors, Jean-Paul Montupet, John A. Rollwagen, Vito H. Baumgartner and Lucio Stanca to hold office until the Annual General Meeting of shareholders in the year 2007 or until their successors are elected or appointed.

The number of votes cast For and Withheld for each of the above is set forth below:

	For	Withheld
Jean-Paul Montupet	47,874,131	653,601
John A. Rollwagen	47,773,155	754,577
Vito H. Baumgartner	47,873,280	654,452
Lucio Stanca	47,874,399	653,333

The term of office of the Company’s Class I Directors (Robert Baylis, Kevin Twomey and Jan H. Holsboer), and its Class III Directors (Jürgen Zech, Rémy Sautter and Patrick A. Thiele), continue until the Company’s 2006 and 2005 Annual General Meetings, respectively.

The shareholders voted in favor of increasing the number of Directors from ten to eleven with the minimum number of Directors set at three, and for the Board to be authorized to fill any vacancies as and when they deem expedient by a vote of 47,773,155 For and 754,577 Abstaining.

The shareholders voted in favor of amending the Bye-laws of the Company in order to remove the exemption that allows Swiss Reinsurance Company to exercise more than 9.9% of the voting rights attached to the Company’s issued common shares by a vote of 47,746,227 For, 748,072 Against, 33,433 Abstaining.

The shareholders voted in favor of increasing the number of common shares reserved for issuance under the PartnerRe Ltd. Employee Incentive plan from 3,500,000 to 5,000,000 by a vote of 37,042,623 For, 2,415,052 Against, 50,304 Abstaining, 9,019,753 no vote.

The shareholders also re-appointed Deloitte & Touche to serve as the Company’s auditor until the 2005 Annual General Meeting of shareholders by a vote of 48,507,197 For, 13,049 Against, 7,486 Abstaining.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association.

3.2	Amended and Restated Bye-laws.

4.1	Specimen Common Share Certificate.

4.2	Specimen of Unit Certificate for the PEPS Units.

4.3	Certificate of Designation of the Company’s 5.61% Series B cumulative redeemable preferred shares.

4.4	Certificate of Designation of the Company’s 6.75% Series C cumulative redeemable preferred shares.

4.5	Specimen Share Certificate for the 6.75% Series C cumulative preferred shares.

10.1	Credit Agreement.

10.2	Capital Management Maintenance Agreement.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32.1	Section 906 Certifications

(b) Reports on Form 8-K.

Current Report on Form 8-K filed on May 7, 2004, under Item 9.

Current Report on Form 8-K filed on July 27, 2004 under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.

(Registrant)

By:	/s/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: August 6, 2004

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice-President & Chief Financial Officer

Date: August 6, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit	Sequentially Numbered Page
3.1	Amended Memorandum of Association.*

3.2	Amended and Restated Bye-laws.

4.1	Specimen Common Share Certificate.**

4.2	Specimen of Unit Certificate for the PEPS Units.‡

4.3	Certificate of Designation of the Company’s 5.61% Series B cumulative redeemable preferred shares.‡

4.4	Certificate of Designation of the Company’s 6.75% Series C cumulative redeemable preferred shares.‡‡

4.5	Specimen Share Certificate for the 6.75% Series C cumulative redeemable preferred shares.‡‡

10.1	Credit Agreement.

10.2	Capital Management Maintenance Agreement.

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32.1	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

**	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997.

‡	Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

‡‡	Incorporated by reference to the Form 8-A, as filed with the Securities and Exchange Commission on May 2, 2003.