Form 10-Q
period 2004-09-30
PARTNERRE LTD
filed 2004-11-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2004

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of November 1, 2004 was 53,044,071.

PartnerRe Ltd.

Part I — Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 and of shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche

Hamilton, Bermuda

October 26, 2004

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Investments and cash
Fixed maturities, available for sale, at fair value (amortized cost: 2004, $4,995,901; 2003, $5,241,494)	$5,100,778	$5,343,651
Short-term investments, available for sale, at fair value (amortized cost: 2004, $16,279; 2003, $46,271)	16,287	46,307
Equities, available for sale, at fair value (cost: 2004, $718,660; 2003, $614,697)	788,581	713,950
Trading securities, at fair value (cost: 2004, $101,734; 2003, $113,385)	104,027	122,544
Cash and cash equivalents, at fair value, which approximates amortized cost	1,601,035	558,692
Other invested assets	83,413	11,590

Total investments and cash	7,694,121	6,796,734
Accrued investment income	111,384	132,291
Reinsurance balances receivable	1,512,534	1,214,269
Reinsurance recoverable on paid and unpaid losses	190,426	188,706
Funds held by reinsured companies	1,033,968	1,068,432
Deferred acquisition costs	421,275	354,854
Deposit assets	313,067	508,037
Taxes recoverable	94,453	80,835
Goodwill	429,519	429,519
Other	112,161	129,337

Total Assets	$11,912,908	$10,903,014

Liabilities
Unpaid losses and loss expenses	$5,368,202	$4,755,059
Policy benefits for life and annuity contracts	1,156,908	1,162,016
Unearned premiums	1,411,209	1,035,450
Funds held under reinsurance treaties	28,617	27,399
Deposit liabilities	363,888	570,634
Long-term debt	220,000	220,000
Net payable for securities purchased	20,343	5,389
Accounts payable, accrued expenses and other	116,779	126,675
Debt related to trust preferred securities	206,186	206,000
Mandatorily redeemable preferred securities	200,000	200,000

Total Liabilities	9,092,132	8,308,622

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2004, 53,038,591; 2003, 53,741,553)	53,039	53,742
Preferred shares (aggregate liquidation preference: $290,000,000; par value $1.00, issued and outstanding: 2004, 11,600,000; 2003, 11,600,000)	11,600	11,600
Additional paid-in capital	989,242	1,023,167
Deferred compensation	(245)	(125)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	144,248	166,492
Currency translation adjustment	20,679	16,657
Retained earnings	1,602,213	1,322,859

Total Shareholders’ Equity	2,820,776	2,594,392

Total Liabilities and Shareholders’ Equity	$11,912,908	$10,903,014

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except per share data)

(Unaudited)

	For the three months ended September 30, 2004	For the three months ended September 30, 2003	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Revenues
Gross premiums written	$805,410	$750,305	$3,200,966	$2,849,198

Net premiums written	$805,252	$743,525	$3,169,674	$2,817,132
Decrease (increase) in unearned premiums	138,533	144,686	(378,266)	(259,837)

Net premiums earned	943,785	888,211	2,791,408	2,557,295
Net investment income	69,648	64,363	218,036	188,541
Net realized investment gains	32,838	12,036	78,693	67,672
Other income	9,698	3,895	16,734	9,045

Total Revenues	1,055,969	968,505	3,104,871	2,822,553
Expenses
Losses and loss expenses and life policy benefits	660,948	593,875	1,850,475	1,704,145
Acquisition costs	242,608	198,034	673,756	569,354
Other operating expenses	68,093	62,618	203,539	171,967
Interest expense	10,204	6,113	30,540	12,539
Net foreign exchange gains	(766)	(148)	(1,905)	(9,080)

Total Expenses	981,087	860,492	2,756,405	2,448,925

Income before distributions related to trust preferred and mandatorily redeemable preferred securities and taxes	74,882	108,013	348,466	373,628
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	4,010	—	17,640
Income tax benefit	(8,323)	(12,862)	(218)	(7,162)

Net income	83,205	116,865	348,684	363,150
Preferred dividends	4,894	4,854	14,681	24,421

Net income available to common shareholders	$78,311	$112,011	$334,003	$338,729

Calculation of comprehensive income, net of tax:
Net income	$83,205	$116,865	$348,684	$363,150
Change in unrealized gains or losses on investments	58,218	(18,284)	(22,244)	33,876
Change in currency translation adjustment	16,589	1,557	4,022	29,604

Comprehensive income	$158,012	$100,138	$330,462	$426,630

Per share data:
Earnings per common share:
Basic net income	$1.47	$2.09	$6.23	$6.38
Weighted average number of common shares outstanding	53,311.2	53,636.4	53,633.0	53,091.6
Diluted net income	$1.46	$2.08	$6.17	$6.30
Weighted average number of common and common equivalent shares outstanding	53,721.7	53,952.0	54,148.8	53,800.9

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2003	$53,742	$11,600	$1,023,167	$(125)	$166,492	$16,657	$1,322,859	$2,594,392
Issue of common shares	167	—	14,711	—	—	—	—	14,878
Repurchase of common shares	(875)	—	(45,322)	—	—	—	—	(46,197)
Adjustment on purchase contracts for common shares	—	—	(3,585)	—	—	—	—	(3,585)
Issue of restricted common shares	5	—	271	(276)	—	—	—	—
Amortization of deferred compensation	—	—	—	156	—	—	—	156
Net unrealized losses for period	—	—	—	—	(22,244)	—	—	(22,244)
Currency translation adjustment	—	—	—	—	—	4,022	—	4,022
Net income	—	—	—	—	—	—	348,684	348,684
Dividends on common shares	—	—	—	—	—	—	(54,649)	(54,649)
Dividends on preferred shares	—	—	—	—	—	—	(14,681)	(14,681)

Balance at September 30, 2004	$53,039	$11,600	$989,242	$(245)	$144,248	$20,679	$1,602,213	$2,820,776

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total share- holders’ equity
Balance at December 31, 2002	$52,376	$10,000	$977,714	$(261)	$119,605	$(30,820)	$948,568	$2,077,182
Issue of common shares	1,262	—	8,442	—	—	—	—	9,704
Issue of preferred shares	—	11,600	269,265	—	—	—	—	280,865
Redemption of preferred shares	—	(10,000)	(232,163)	—	—	—	—	(242,163)
Adjustment on purchase contracts for common shares	—	—	(3,585)	—	—	—	—	(3,585)
Amortization of deferred compensation	—	—	—	102	—	—	—	102
Net unrealized gains for period	—	—	—	—	33,876	—	—	33,876
Currency translation adjustment	—	—	—	—	—	29,604	—	29,604
Net income	—	—	—	—	—	—	363,150	363,150
Dividends on common shares	—	—	—	—	—	—	(47,365)	(47,365)
Dividends on preferred shares	—	—	—	—	—	—	(24,421)	(24,421)

Balance at September 30, 2003	$53,638	$11,600	$1,019,673	$(159)	$153,481	$(1,216)	$1,239,932	$2,476,949

See Accompanying Notes to Condensed Consolidated Financial Statements

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Cash Flows From Operating Activities:
Net income	$348,684	$363,150
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of discount on investments, net of amortization of premium	30,768	16,235
Net realized investment gains	(78,693)	(67,672)
Changes in:
Unearned premiums	378,266	259,837
Reinsurance balances receivable	(310,509)	(144,658)
Unpaid losses and loss expenses including life policy benefits	637,655	594,656
Net taxes recoverable	(8,094)	(8,204)
Other changes in assets and liabilities	(9,968)	(111,289)
Net sales (purchases) of trading securities	13,500	(8,776)
Other items, net	(3,677)	(8,351)

Net cash provided by operating activities	997,932	884,928

Cash Flows From Investing Activities:
Sales of fixed maturities	6,076,833	6,567,966
Redemptions of fixed maturities	433,848	655,691
Purchases of fixed maturities	(6,300,596)	(7,875,296)
Net sales (purchases) of short-term investments	29,037	(60,048)
Purchases of equities	(379,000)	(174,963)
Sales of equities	329,120	86,134
Other	(31,521)	(11,632)

Net cash provided by (used in) investing activities	157,721	(812,148)

Cash Flows From Financing Activities:
Cash dividends paid to shareholders	(69,330)	(71,898)
Net (repurchase) issue of common shares	(39,156)	9,704
Issue of preferred shares	—	280,865
Redemption of preferred shares	—	(242,163)
Adjustment on purchase contract for common shares	(3,585)	(3,585)

Net cash used in financing activities	(112,071)	(27,077)

Effect of exchange rate changes on cash	(1,239)	2,135
Increase in cash and cash equivalents	1,042,343	47,838
Cash and cash equivalents—beginning of period	558,692	710,640

Cash and cash equivalents—end of period	$1,601,035	$758,478

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the condensed consolidated financial statements reflect the best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the nine-month and three-month periods ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. Recent Development

In February 2004, the Company invested $73.2 million in Channel Re, a new financial guarantee reinsurer based in Bermuda, which will assume a portfolio of in-force business from MBIA, participate in new MBIA reinsurance treaties and provide facultative reinsurance support to MBIA. Other shareholders in Channel Re are Renaissance Re, Koch Financial Re and MBIA. The Company’s investment represents 20% of the common stock of Channel Re and this investment is recorded, using the equity method, in the other invested assets line on the Company’s condensed consolidated balance sheet.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Stock Options

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding equity-based compensation for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands of U.S. dollars, except per share data):

	For the three months ended September 30, 2004	For the three months ended September 30, 2003	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Net income available to common shareholders:
As reported	$78,311	$112,011	$334,003	$338,729
Add: Stock-related compensation expense included in net income as reported	$2,004	$840	$5,499	$2,165
Less: Total stock-related compensation expense determined under fair-value method for all grants	$3,575	$2,789	$10,235	$8,478

Pro forma	$76,740	$110,062	$329,267	$332,416
Net income per common share:
Basic
As reported	$1.47	$2.09	$6.23	$6.38
Pro forma	$1.44	$2.05	$6.14	$6.26
Diluted
As reported	$1.46	$2.08	$6.17	$6.30
Pro forma	$1.43	$2.04	$6.08	$6.18
Weighted average assumptions used:
Risk-free interest rate	3.4%	4.1%	3.7%	3.7%
Expected life	7 years	7 years	7 years	7 years
Expected volatility	25%	25%	25%	25%
Dividend yield	2%	2%	2%	2%

4. New Accounting Policy

The Company’s investment in Channel Re qualifies as an investment in a corporate joint venture and is accounted for using the equity method. The Company’s share of Channel Re’s net income and other comprehensive income is reported in the Company’s net income and other comprehensive income, respectively. The Company calculates its share of Channel Re’s net income and other comprehensive income on the basis of the Company’s ownership of Channel Re’s common shares currently outstanding.

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

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. Under this guidance, an investment is considered impaired if the fair value of the investment is less than its cost including adjustments for amortization and foreign exchange. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to or beyond the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended September 30, 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary, including Staff Accounting Bulletin 59, “Accounting for Non-current Marketable Equity Securities”, SFAS 115, and FASB Staff Implementation Guide to SFAS 115.

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard may increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

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

The U.S. Property and Casualty sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and other lines. The ART segment includes finite reinsurance, structured finance and weather-related products, and since the second quarter of 2004, includes the results of the Company’s investment in Channel Re. The Life segment includes life, health and annuity lines of business.

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

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a summary of the segment revenues and results for the nine-month and three-month periods ended September 30, 2004 and 2003 (in millions of U.S dollars except ratios):

For the nine months ended September 30, 2004

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$811	$820	$1,273	$2,904	$4	$293	$—	$3,201
Net premiums written	$810	$821	$1,251	$2,882	$4	$284	$—	$3,170
(Increase) decrease in unearned premiums	(125)	(123)	(129)	(377)	1	(3)	—	(379)

Net premiums earned	$685	$698	$1,122	$2,505	$5	$281	$—	$2,791
Losses and loss expenses including life policy benefits	(548)	(528)	(571)	(1,647)	(8)	(195)	—	(1,850)
Acquisition costs	(150)	(178)	(239)	(567)	(1)	(106)	—	(674)

Technical Result	$(13)	$(8)	$312	$291	$(4)	$(20)	$—	$267
Other income	n/a	n/a	n/a	—	17	—	—	17
Other operating expenses	n/a	n/a	n/a	(145)	(11)	(17)	(31)	(204)

Underwriting Result	n/a	n/a	n/a	$146	$2	$(37)	n/a	$80
Net investment income	n/a	n/a	n/a	n/a	—	33	185	218

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$(4)	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	79	79
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(30)	(30)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	2	2
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	—	—

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$349

Loss ratio (1)	80.1%	75.6%	50.9%	65.8%
Acquisition ratio (2)	21.9	25.6	21.3	22.6

Technical ratio (3)	102.0%	101.2%	72.2%	88.4%

Other overhead expense ratio (4)				5.8

Combined Ratio (5)				94.2%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $3.5 million. The 2003 period includes no income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2003

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$738	$655	$1,239	$2,632	$—	$217	$—	$2,849
Net premiums written	$738	$655	$1,216	$2,609	$—	$208	$—	$2,817
Increase in unearned premiums	(114)	(45)	(100)	(259)	—	(1)	—	(260)

Net premiums earned	$624	$610	$1,116	$2,350	$—	$207	$—	$2,557
Losses and loss expenses including life policy benefits	(452)	(450)	(612)	(1,514)	—	(190)	—	(1,704)
Acquisition costs	(160)	(159)	(213)	(532)	—	(37)	—	(569)

Technical Result	$12	$1	$291	$304	$—	$(20)	$—	$284
Other income	n/a	n/a	n/a	—	9	—	—	9
Other operating expenses	n/a	n/a	n/a	(129)	(8)	(13)	(22)	(172)

Underwriting Result	n/a	n/a	n/a	$175	$1	$(33)	n/a	$121
Net investment income	n/a	n/a	n/a	n/a	—	36	153	189

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	68	68
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	9	9
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	7	7
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(18)	(18)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$363

Loss ratio (1)	72.4%	73.7%	54.9%	64.4%
Acquisition ratio (2)	25.7	26.1	19.1	22.7

Technical ratio (3)	98.1%	99.8%	74.0%	87.1%

Other overhead expense ratio (4)				5.5

Combined Ratio (5)				92.6%

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2004

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$234	$154	$317	$705	$1	$99	$—	$805
Net premiums written	$234	$154	$319	$707	$1	$97	$—	$805
(Increase) decrease in unearned premiums	(6)	59	78	131	1	7	—	139

Net premiums earned	$228	$213	$397	$838	$2	$104	$—	$944
Losses and loss expenses including life policy benefits	(214)	(158)	(225)	(597)	(8)	(56)	—	(661)
Acquisition costs	(55)	(54)	(79)	(188)	—	(55)	—	(243)

Technical Result	$(41)	$1	$93	$53	$(6)	$(7)	$—	$40
Other income	n/a	n/a	n/a	—	10	—	—	10
Other operating expenses	n/a	n/a	n/a	(49)	(3)	(5)	(11)	(68)

Underwriting Result	n/a	n/a	n/a	$4	$1	$(12)	n/a	$(18)
Net investment income	n/a	n/a	n/a	n/a	—	12	58	70

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$—	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	33	33
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(10)	(10)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	8	8

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$83

Loss ratio (1)	94.0%	74.2%	56.7. %	71.3%
Acquisition ratio (2)	24.1	25.5	19.7	22.4

Technical ratio (3)	118.1%	99.7%	76.4%	93.7%

Other overhead expense ratio (4)				5.8

Combined Ratio (5)				99.5%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $2.9 million. The 2003 period includes no income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2003

	US P&C	Global (Non -US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$199	$168	$321	$688	$—	$62	$—	$750
Net premiums written	$199	$165	$319	$683	$—	$61	$—	$744
Decrease in unearned premiums	14	29	97	140	—	4	—	144

Net premiums earned	$213	$194	$416	$823	$—	$65	$—	$888
Losses and loss expenses including life policy benefits	(166)	(167)	(203)	(536)	—	(58)	—	(594)
Acquisition costs	(53)	(54)	(77)	(184)	—	(14)	—	(198)

Technical Result	$(6)	$(27)	$136	$103	$—	$(7)	$—	$96
Other income	n/a	n/a	n/a	—	4	—	—	4
Other operating expenses	n/a	n/a	n/a	(46)	(3)	(5)	(9)	(63)

Underwriting Result	n/a	n/a	n/a	$57	$1	$(12)	n/a	$37
Net investment income	n/a	n/a	n/a	n/a	—	12	53	65

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$—	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	12	12
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(6)	(6)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	13	13
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(4)	(4)

Net Income	N/a	n/a	n/a	n/a	n/a	n/a	n/a	$117

Loss ratio (1)	78.0%	86.0%	48.8%	65.1%
Acquisition ratio (2)	24.8	27.8	18.6	22.4

Technical ratio (3)	102.8%	113.8%	67.4%	87.5%

Other overhead expense ratio (4)				5.6

Combined Ratio (5)				93.1%

(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(4)	Other overhead expense ratio is obtained by dividing other operating expenses by net premiums earned.

(5)	Combined ratio is the sum of the technical ratio and the other overhead expense ratio.

(6)	Allocated Underwriting Result is defined as net premiums earned, other income and net investment income less losses and loss expenses, acquisition costs and other overhead expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the unaudited consolidated financial condition at September 30, 2004 and results of operations of PartnerRe Ltd. (the “Company”) for the nine-month and three-month periods ended September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company at and for the year ended December 31, 2003 and notes thereto included in the Company’s 2003 Annual Report to Shareholders. The unaudited condensed consolidated financial statements at and for the three and nine-month periods ended September 30, 2004 and notes thereto have been reviewed by independent accountants in accordance with standards of the Public Company Accounting Oversight Board (United States). Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to financial figures prepared in accordance with accounting principles generally accepted in the United States and ratios that are calculated using these figures.

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect on the Company of future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. The Company’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as:

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

(5) acts of terrorism, acts of war and man-made or other unanticipated perils;

(6) concentration risk in dealing with a limited number of brokers;

(7) developments in and risks associated with global financial markets which could affect our investment portfolio;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(8) availability of borrowings and letters of credit under the Company’s credit facilities;

(9) lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

(10) losses due to foreign currency exchange rate fluctuations;

(11) restrictions in the issue of work permits which could result in loss of the services of any one of our executives;

(12)	changes in the legal or regulatory environments in which we operate, including the passage of federal or state legislation subjecting Partner Reinsurance Company Ltd. or PartnerRe SA to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

(13) actions by rating agencies that might impact the Company’s ability to continue to write existing business or write new business;

(14) changes in accounting policies, their application or interpretation; and

(15) the other factors set forth in the Company’s other documentation on file with the SEC.

The foregoing discussion of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “should,” “forecast,” “evaluate,” “will likely result” or “will continue” or words of similar impact generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Because of the inherent volatility of some of the lines of business the Company underwrites, the operating results and financial condition of the Company can be adversely impacted by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. Catastrophe reinsurance comprises a material portion of the Company’s exposure. Catastrophe losses result from events such as windstorms, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, the Company’s loss experience in this line of business could be characterized by low frequency and high severity, particularly since it usually provides reinsurance that pays only after the primary insurer has experienced a specified level of loss, which tends to reduce the Company’s exposure to higher-frequency low-severity losses. This is likely to result in substantial volatility in the Company’s financial results for any fiscal quarter or year and could have a material adverse effect on the Company’s financial condition or results of operations. As part of its risk management program, the Company aims to limit its exposure to a 1 in a 100 year loss event to less than 20% of its capital, defined as shareholders’ equity plus mandatorily redeemable preferred securities and debt related to trust preferred securities.

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

Following the last downturn in the cycle, the reinsurance industry’s expected profitability experienced consistent improvements during years 2001 through 2003 and this trend was further amplified following the event of September 11, 2001. Beginning in 2004 the Company saw a change in this trend and believes that for most lines of business that the industry has seen the peak in the current profitability cycle. Currently we are experiencing a market that is gradually weakening, in terms of price and terms and conditions; however, this is occurring in an orderly and understandable fashion. The short-tailed lines, e.g., property, energy, aviation and catastrophe are currently experiencing the most significant pricing deterioration as the loss experience over the past several years has been excellent and provided the industry with more capital. Pricing in longer tailed lines of business e.g., casualty, continues to improve; however, improvements are at a much slower pace than has been experienced in the last few years. In spite of these changes in the business environment the Company continues to find business opportunities that have adequate pricing and which the Company believes are consistent with its long term goals and objectives.

The 2004 Atlantic hurricane season was the most expensive season in history for natural catastrophes with four major hurricanes hitting the Caribbean and Florida in quick succession, resulting in an estimated loss to the industry in excess of $25 billion. In addition, there were five Pacific typhoons causing estimated insured losses of $5 billion to the industry. While these catastrophes are expected to help stabilize pricing in the affected lines – property and catastrophe - and markets – southeastern United States and Japan -, Management expects to see the continuation of a slowly weakening market through 2005.

Management expects interest rates will rise during 2005. While this would generally create pressure on insurers’ and reinsurers’ U.S. GAAP capital as bond portfolios would generally decline in market value, this would also lead to improvements in investment income, as insurers and reinsurers invest cash flows at incrementally higher rates.

Critical Accounting Policies

See the discussion of the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2003 Annual Report to Shareholders. The following discussion updates specific information related to the Company’s estimates for unpaid loss and loss expense reserves since December 31, 2003 and June 30, 2004.

The Company performs quarterly reviews of the adequacy of unpaid losses and loss expense reserves, taking into account current and historical reported claims information, industry information and trends, and other factors that could have an impact on the ultimate settlement value of claims incurred by the Company. The claims information reported to the Company in any one period can pertain to the current as well as prior years and can indicate an increase or a decrease in the losses anticipated by the cedant. This new information can influence the Company’s assessment of its ultimate loss ratios as well as the level of required losses and loss expense reserves currently held. Although the dollar value of emerging reported losses may not be significant on an individual basis, the Company monitors the accumulation of such individual losses (referred to as “attritional losses”) to identify trends that may be meaningful from a reserving standpoint. In any given quarter, the Company may increase its reserve estimates relating to claims of prior periods (referred to as “adverse loss development”), or it may reduce its reserves related to prior periods (referred to as “favorable loss development”), depending on what information becomes available for consideration during the quarterly evaluation of reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allocation of losses to accident years attempts to match losses with the period in which the related premiums were earned and facilitates the review of calendar year results, which typically include results from the current accident year and development on prior accident years. The following table shows the net favorable (adverse) loss development for prior accident years in the Non-life segment (in millions of U.S. dollars):

	For the three months ended September 30, 2004	For the three months ended September 30, 2003	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Prior year favorable (adverse) loss development:
Non-life segment:
U.S. Property and Casualty	$(18)	$(20)	$(27)	$(36)
Global (Non-U.S.) Property and Casualty	16	(7)	(1)	20
Worldwide Specialty	45	26	159	4

Total prior-year loss development	$43	$(1)	$131	$(12)

The components making up the net favorable or adverse loss development for the three-month and nine-month periods ended September 30, 2004 and 2003 are described in more detail in the discussion of the individual sub-segments that make up the Non-life segment, below.

At September 30, 2004, the Company had gross Non-life reserves for unpaid losses and loss expenses of $5.4 billion, comprised of outstanding loss reserves (case reserves) of $2.2 billion, incurred but not reported (IBNR) reserves of $3.0 billion and additional case reserves (ACR) of $0.2 billion. The Company had Non-life ceded reserves of $0.2 billion recoverable under retrocessional agreements, resulting in net Non-life reserves of $5.2 billion. At December 31, 2003, the Company had gross Non-life reserves for unpaid losses and loss expenses of $4.8 billion, comprised of case reserves of $2.2 billion, IBNR reserves of $2.5 billion and ACR of $0.1 billion. At June 30, 2004, the Company had gross Non-life reserves for unpaid losses and loss expenses of $5.1 billion, comprised of case reserves of $2.2 billion, IBNR reserves of $2.7 billion and ACR of $0.2 billion.

The Company estimates its unpaid losses and loss expense reserves using single point estimates for each sub-segment. These reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the unpaid losses and loss expense reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company there can be no guarantee that the final settlement of the unpaid losses and loss expense reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates for net reserves at September 30, 2004, were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
U.S. Property and Casualty	$1,523	$1,865	$1,170
Global (Non-U.S.) Property and Casualty	1,916	2,142	1,568
Worldwide Specialty	1,771	1,865	1,411

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total carried unpaid losses and loss expense reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event the business environment and social trends diverge from historical trends, the Company may have to adjust its reserves to amounts falling significantly outside its current estimate range. In the case of losses related to catastrophic events, such as the four Atlantic hurricanes in the third quarter of 2004, the Company’s loss estimates are largely based on estimation models until claims information is received from cedants. Management believes that the recorded reserves represent the best estimate of future liabilities based on information available as at September 30, 2004. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Reserves for policy benefits for ordinary life, accident and health policies have been established based upon information reported by ceding companies supplemented by the Company’s best actuarial estimates of mortality, morbidity, persistency and investment income, with appropriate provision for adverse deviation. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5% to 5.8%. Actual experience in a particular period may vary from assumed experience and, consequently, may affect the Company’s results in future periods.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s reserve for unpaid losses and loss expenses for asbestosis and environmental exposures has not increased since December 31, 2003. (See Note 5 to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.)

Results of Operations—for the Nine Months Ended September 30, 2004 and 2003

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

The Company analyzes its net income in three parts: underwriting result, investment income and other components of net income. Underwriting result is defined as net premiums earned and other income less losses and loss expenses, acquisition costs and other overhead expenses. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income include net realized investment gains and losses, net foreign exchange gains and losses, income tax expense or benefit, interest expense and distributions related to Trust Preferred and Mandatorily Redeemable Preferred Securities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Underwriting result, investment income, other components of net income, preferred dividends, net income available to common shareholders, diluted net income per common share and ROE for the nine months ended September 30, 2004 and 2003 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Underwriting result	$80	(34)%	$121
Investment income	218	16	189
Net realized investment gains	79	16	68
Interest expense	(30)	144	(13)
Net foreign exchange gains	2	(79)	9
Income tax benefit	—	(97)	7
Distribution related to Trust Preferred and Mandatorily Redeemable Preferred Securities	—		(18)

Net income	$349	(4)	$363
Less: Preferred dividends	15	(40)	24

Net income available to common shareholders	$334	(1)	$339
Diluted net income per share	$6.17	(2)	$6.30
Annualized return on beginning common shareholders’ equity (ROE)	19.3%		24.7%

Underwriting result, net income, net income available to common shareholders, diluted net income per share and ROE decreased for the 2004 period compared to the equivalent period in 2003 as a result of net losses related to the four Atlantic hurricanes that hit the Caribbean and Florida in the third quarter of 2004. The decrease was partially offset by an increase in net investment income compared to the 2003 period.

Underwriting result decreased from $121 million for the nine-month period ended September 30, 2003 to $80 million for the same period in 2004. Contributing to the decrease in underwriting result were $137 million of net losses related to the Atlantic hurricanes, partially offset by the strong market conditions as well as favorable development on prior accident year losses, as the Company reduced its estimate of losses for certain lines as the “at risk” period for older years expired and updated information was received from cedants. The components of the favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section.

The Company reported net investment income of $218 million for the nine months ended September 30, 2004 compared to $189 million during the equivalent period in 2003. The increase in investment income is attributable to investment of the Company’s significant cash flow from operations, which amounted to $998 million for the nine months ended September 30, 2004 and $1.3 billion since September 30, 2003.

Net realized investment gains have increased from $68 million for the nine months ended September 30, 2003 to $79 million for the equivalent period in 2004. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the condensed consolidated balance sheets to the net income on the condensed consolidated statements of operations and the retained earnings section of the condensed consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 below. The decrease in net foreign exchange gains over the nine months ended September 30, 2003 results from a smaller ineffectiveness of the Company’s undesignated hedges during the first nine months of 2004.

The Company’s income tax expense or benefit is dependent on the distribution of the Company’s results in each tax jurisdiction. Although the income tax benefit is lower in the 2004 period, the 2004 period includes a tax recovery in the amount of $6 million related to the settlement of a tax arbitration in France and a favorable adjustment of $6 million, net of valuation allowance, resulting from adjustments to prior year income tax returns in Switzerland.

Preferred dividends for the nine months ended September 30, 2003 included a non-recurring charge of $10 million related to the redemption of the Company’s Series A preferred shares and the overlap of preferred dividend on Series A and Series C preferred shares prior to the redemption of the Series A preferred shares in the second quarter of 2003.

The Company’s annualized ROE declined in the 2004 period compared to the same period in 2003 as a result of the decrease in net income and the increase in opening equity available to common shareholders since January 1, 2003.

The next section provides a detailed analysis of the Company’s underwriting result by segment and sub-segment, investment income and net realized investment gains for the nine-month periods ended September 30, 2004 and 2003.

Results by Segment

See the description of the Company’s segments and sub-segments included in Note 7 to the Condensed Consolidated Financial Statements in Item 1, above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-life Segment

U.S. Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the nine months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Gross premiums written	$811	10%	$738
Net premiums written	810	10	738
Net premiums earned	$685	10	$624
Losses and loss expenses	548	21	452
Acquisition costs	150	(6)	160

Technical result	$(13)		$12
Loss ratio	80.1%		72.4%
Acquisition ratio	21.9		25.7

Technical ratio	102.0%		98.1%

Premiums

The U.S. Property and Casualty sub-segment represented 26% of net premiums written in the first nine months of 2004. The growth in net premiums written over the equivalent period of 2003 was most pronounced in the casualty and motor lines, where terms and conditions remained strong, while premiums in the property line decreased principally due to the softening of terms and conditions and increased cedant retention. Notwithstanding the strong terms and conditions prevailing in this sub-segment, the Company has remained selective in pursuing business that meets its profitability objectives. Based on the October 1, 2004 pricing indications and renewal information received from cedants and brokers, gross and net premiums written are not expected to grow significantly compared to 2003 during the remainder of 2004 in this sub-segment.

Losses and loss expenses

The increase in losses and loss expenses and loss ratio in the nine months ended September 30, 2004 compared to the equivalent period in 2003, is due to a) the growth in the Company’s book of business and exposure as evidenced by the increase in net premiums earned for this sub-segment; b) losses related to the Atlantic hurricanes in the amount of $51 million or 7.5 points on the loss ratio of this sub-segment; c) adverse loss development on prior accident years; and d) the continued expansion of the specialty casualty line that typically tends to have a higher loss ratio due to the long-tail nature of the risks involved. Accordingly, the specialty casualty treaties also typically provide for investment income on invested premiums during a longer period as losses are typically paid later than for other lines. Losses and loss expenses and the loss ratio for the nine months ended September 30, 2004 and 2003 included $27 million or 4.0 points on the loss ratio and $36 million or 5.8 points on the loss ratio, respectively, of adverse prior year loss development. The adverse loss development of $27 million recorded in the 2004 period included adverse loss development on the motor and casualty lines, which was partially offset by favorable loss development on the shorter-tailed property line. Since 2003 the Company observed an industry-wide deterioration of loss development for prior accident years in the motor line, more particularly on the non-proportional treaties, which in turn has resulted in strong pricing and terms and conditions in this line during 2004 as pricing typically follows loss cost trends. Loss information reported by cedants in the motor business during 2004 for prior accident years included no significant losses but a series of attritrional losses. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for this sub-segment, which had the effect of increasing the level of loss reserves. Included in the favorable loss development on the property line was a $12 million reduction in the Company’s loss estimate related to the event of September 11, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary. The adverse loss development recorded in the 2003 period pertained principally to the casualty line.

Acquisition costs

The decrease in the acquisition costs and acquisition ratio during the first nine months of 2004 is due to the reduction of the acquisition costs on treaties with experience credits under the form of sliding scale and profit commission adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Global (Non-U.S.) Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the nine months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Gross premiums written	$820	25%	$655
Net premiums written	821	25	655
Net premiums earned	$698	14	$610
Losses and loss expenses	528	17	450
Acquisition costs	178	12	159

Technical result	$(8)		$1
Loss ratio	75.6%		73.7%
Acquisition ratio	25.6		26.1

Technical ratio	101.2%		99.8%

Premiums

The Global (Non-U.S.) Property and Casualty sub-segment represented 26% of net premiums written in the nine months ended September 30, 2004. The growth in gross and net premiums written compared to the equivalent period of 2003 was the result of two factors. A portion of the growth related to refinements in the process used for estimating premiums written on certain portfolio treaties that renewed during the first quarter of 2004. As discussed in the Company’s Form 10-Q for the first quarter of 2004, the impact of the refinement was to recognize upfront, gross and net premiums written of approximately $146 million that would have been recognized ratably over the year had this refinement not been made. This increase in premiums written was largely offset by a corresponding increase in unearned premiums. The change will not affect the gross and net premiums written volume over the treaty life but will affect comparisons of quarterly and nine-month figures with the previous year. As the year progresses, the year to date comparison is less impacted by the timing issue. The second factor impacting the growth rate was the weaker U.S. dollar during the first nine months of 2004 compared to the equivalent period of 2003. As a result, foreign exchange contributed approximately 11 points to the growth in net premiums written in this sub-segment. Through the nine months ended September 30, 2004, the Company continued to observe good prices and terms and conditions in the casualty and motor lines and observed that even though pricing in the property line remained at a profitable level, terms and conditions are softening for this line. Notwithstanding the generally strong terms and conditions prevailing in this sub-segment, the Company has seen increased competition but has remained selective in pursuing business that meets its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s objectives. Based on the October 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written are not expected to grow significantly in the remainder of 2004 in this sub-segment. Net premiums earned are not expected to grow significantly compared to 2003 during the remainder of 2004.

Losses and loss expenses

The increase in losses and loss expenses and loss ratio in the nine months ended September 30, 2004 compared to the equivalent period in 2003, were primarily due to a) losses related to the Atlantic hurricanes in the amount of $19 million or 2.8 points on the loss ratio of this sub-segment; and b) weak technical results in the casualty and motor lines which were partially offset by good results in the property line. Losses and loss expenses and the loss ratio for the nine-month periods ended September 30, 2004 and 2003 included $1 million of adverse prior year loss development and $20 million, or 3.3 points on the loss ratio, of favorable loss development, respectively. During 2004 the Company increased (decreased in 2003) its expected ultimate loss ratio for this sub-segment based on losses reported by cedants regarding prior accident years. The adverse loss development recorded in the first nine months of 2004 was attributable to the casualty and motor lines and was partially offset by favorable loss development on the property line. The favorable loss development recorded in the first nine months of 2003 included favorable development on the property and casualty lines, which was partially offset by adverse development in the motor line.

Acquisition costs

The acquisition ratio for the first nine months of 2004 and 2003 was comparable. The increase in the volume of acquisition costs is attributable to the increase in the book of business as evidenced by the increase in net premiums earned for this sub-segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the nine months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Gross premiums written	$1,273	3%	$1,239
Net premiums written	1,251	3	1,216
Net premiums earned	$1,122	1	$1,116
Losses and loss expenses	571	(7)	612
Acquisition costs	239	12	213

Technical result	$312		$291
Loss ratio	50.9%		54.9%
Acquisition ratio	21.3		19.1

Technical ratio	72.2%		74.0%

Premiums

The Worldwide Specialty sub-segment represented 39% of net premiums written in the first nine months of 2004. Net premiums written were relatively flat compared to the equivalent period of 2003. The weakening of the U.S. dollar in the first nine months of 2004 compared to the first nine months of 2003 contributed approximately 7 points to the growth in net premiums written in this sub-segment. During the first nine months of 2004, the Company has seen no real change in market trends since the second half of 2003 where the pricing for the most profitable lines of business had started to decline and the other lines exhibited a slow but orderly reduction in the rate of price increases as a result of increasing competition. The Company has remained selective in pursuing business that meets its profitability objectives. Following the exceptional level of natural catastrophes in the third quarter of 2004, Management expects pricing deterioration to slow down and in the markets specifically affected by these catastrophes pricing is expected to go up. Based on the October 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written for the remainder of the year are expected to be flat or decrease during 2004 for this sub-segment.

Losses and loss expenses

The loss ratio for the nine months ended September 30, 2004 included losses related to the four Atlantic hurricanes in the amount of $66 million, or 5.9 points on the loss ratio, and large losses in the marine and energy lines, including the $30 million loss on the Algerian gas plant explosion. The first nine months of 2003 included no catastrophe or other significant losses. The decrease in the losses and loss expenses and loss ratio in the nine months ended September 30, 2004 compared to September 30, 2003, is principally due to the favorable loss development recorded during the first nine months of 2004. Losses and loss expenses and the loss ratio for the periods ended September 30, 2004 and 2003 included $159 million, or 14.2 points on the loss ratio, and $4 million of favorable loss development, respectively. Losses reported by cedants during 2004 and 2003 for the prior accident years were lower than the Company expected, which led the Company to decrease its expected ultimate loss ratio for this sub-segment for the 2003 and prior year losses. The favorable loss development of $159 million recorded in the first nine months of 2004 included favorable loss development in every line except for the engineering and marine lines, which had insignificant adverse loss development. Included in the favorable loss development for 2004 was a $21 million reduction in the Company’s loss estimate related to the event of September 11, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary. The favorable loss development recorded in the first nine months of 2003 pertained principally to the credit/surety, aviation and engineering/energy lines and was partially offset by adverse developments in the marine and agriculture lines.

Acquisition costs

The increase in the acquisition costs and acquisition ratio compared to the nine months ended September 30, 2003 resulted primarily from a shift from treaties previously written on a net basis, where premiums are ceded to the Company net of acquisition costs, to treaties written on a gross basis, where acquisitions costs are reported separately from premiums. This change in the form of the treaty does not affect the net result under the treaty but distorts the quarter over quarter comparison for acquisition costs. Other factors contributing to the increase included intensifying competition in this sub-segment, which tends to increase acquisition costs, and a shift between lines of business where certain lines carry higher acquisition ratios.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ART Segment

The following table provides the components of the underwriting result for this segment for the nine months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Gross premiums written	$4	$—
Net premiums written	4	—
Net premiums earned	$5	$—
Losses and loss expenses	8	—
Acquisition costs	1	—

Technical result	$(4)	$—
Other income	17	9
Other operating expenses	(11)	(8)

Underwriting result	$2	$1

As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. The ART segment had good growth in revenues during the first nine months of 2004 despite low interest rates, which reduce the attractiveness of finite business for clients, and low credit spreads, which reduce the opportunities in the structured finance business. Finite business had positive accounting results due to the commutation of two large treaties, which accelerated the recognition of the margin on the treaties. This was partially offset by a loss in the third quarter of 2004 as one treaty incurred a loss related to the Atlantic hurricanes. Results in the structured finance line included gains arising due to the marking up of derivative positions related to certain securities whose market value had increased due to narrower spreads on underlying securities while results in the weather line included losses resulting from higher than normal temperatures in Japan. The Company records income on its investment in Channel Re on a one-quarter lag. The Company’s share of the results of Channel Re included in its ART results for the first nine months of 2004 amounts to $3.5 million. This amount represents Channel Re’s results for the period of February to June 30, 2004. The Company expects the ART segment and its results to grow during the remainder of the year as this segment continues to expand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the nine months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Gross premiums written	$293	35%	$217
Net premiums written	284	36	208
Net premiums earned	$281	35	$207
Life policy benefits	195	3	190
Acquisition costs	106	184	37

Technical result	$(20)		$(20)
Other operating expenses	(17)	34	(13)
Net investment income	33	(8)	36

Allocated underwriting result	$(4)		$3

Premiums

The Life segment represented 9% of net premiums written in the first nine months of 2004. Gross and net premiums written for the first nine months of 2004 have grown over the equivalent period of 2003 principally as a result of renewing large treaties in the second quarter of 2004, which the Company wrote for the first time in the fourth quarter of 2003, and the impact of the weaker U.S. dollar in the first nine months of 2004. This segment is small and accordingly growth trends may be uneven depending on the timing of individual contracts. The Company continues to expect growth for the year in the mortality and annuity business and a reduction of the health business. Based on the October 1, 2004 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, annual gross and net premiums written for 2004 are expected to increase between 15% to 35% for this segment. Net premiums earned are expected to increase more modestly during the remainder of 2004.

Life policy benefits and acquisition costs

The increase in life policy benefits in the first nine months of 2004 over the first nine months of 2003 relates principally to the growth in the Company’s book of business and exposure as evidenced by the increase in net premiums earned for this segment.This was partially offset by reclassifications made by a cedant for one large treaty where the cedant reported a reduction in losses and loss expenses and an increase in acquisition costs. These reclassifications affect the comparison of losses and loss expenses and acquisition costs between the 2004 and 2003 periods. The increase in acquisition costs for the first nine months of 2004 is attributable to three principal factors including this reclassification, a change in the mix of business where certain lines typically carry higher acquisition costs and a $5 million charge recognized in the first quarter of 2004 to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. during 2000. The prolonged period of low interest rates has had a negative effect on these treaties resulting in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Line of Business

The distribution of net premiums written by line of business for the nine months ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Non-life
Property and Casualty
Property	$609	6%	$577
Casualty	671	25	536
Motor	351	25	280
Worldwide Specialty
Agriculture	102	(9)	112
Aviation/Space	172	(8)	188
Catastrophe	324	(3)	335
Credit/Surety	187	35	139
Engineering/Energy	185	(12)	211
Marine	74	4	71
Special Risk	198	33	149
Other	9	(18)	11
ART	4		—
Life	284	36	208

Total	$3,170	13	$2,817

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. A number of factors affected the amount and distribution of net premiums written during the first nine months of 2004 as follows: i) as prices are declining in a number of short-tail lines, the Company has determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; iii) an increase in net premiums written related to refinements in the Company’s process used for estimating premiums written on certain portfolio treaties, which affected the nine-month over nine-month comparison for the property and motor lines; and iv) while the U.S. dollar strengthened during the first nine months of 2004, it nonetheless was weaker than it was in the first nine months of 2003. As a result, changes in foreign exchange contributed approximately 6 points to the growth in net premiums written and affect the nine-month over nine-month comparison for all lines.

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

The distribution of gross premiums written by type of business for the nine months ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Non-Life Segment
Proportional	$1,624	17%	$1,393
Non-Proportional	1,068	2	1,044
Facultative	212	9	195
Life Segment
Proportional	213	10	194
Non-Proportional	80	248	23
ART Segment
Proportional	—		—
Non-Proportional	4		—

Total	$3,201	12	$2,849

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. A number of factors affected the amount and distribution of net premiums written during the nine months ended September 30, 2004 as follows: i) as prices are declining in a number of short-tail lines, the Company has determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; iii) a decrease in net premiums written related to refinements in the Company’s process used for estimating premiums written on certain portfolio treaties, which affected the nine-month over nine-month comparison for the property and motor lines; and iv) the U.S. dollar was weaker in the 2004 period than it was in the 2003 period. As a result, changes in foreign exchange contributed approximately 6 points to the growth in gross premiums written in the 2004 period and affect the nine-month over nine-month comparison for all lines.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Geographic Region

The geographic distribution of gross premiums written for the nine months ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
North America	$1,269	2%	$1,239
Europe	1,472	26	1,167
Asia, Australia and New Zealand	288	(2)	295
Latin America and the Caribbean	142	11	128
Africa	30	46	20

Total	$3,201	12	$2,849

Growth in the European market is influenced by the refinements in the process used for estimating premiums written on certain portfolio treaties. In addition, the weakening of the U.S. dollar against the euro and other currencies in the first nine months of 2004 compared to the same period in 2003 contributed to the increase in the European market for the 2004 period. These two factors distort the nine-month comparison.

Premium Distribution by Production Source

The Company produces its business, or gross premiums written, through both brokers and direct relationships with cedants. The distribution of gross premiums written by production source for the nine months ended September 30, 2004 and 2003 was as follows:

	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Broker	65%	65%
Direct	35%	35%

The Company’s U.S. Property and Casualty sub-segment generates business predominantly through brokers, and other Non-life sub-segments generate business predominantly through direct relationships with cedants. The distribution of gross premiums by production source was comparable for both periods presented. Based on October 1, 2004 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects only modest changes in the production source of gross premiums written during the remainder of 2004.

Investment Income

Net investment income for the nine-month periods ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Net investment income	$218	15%	$189

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in net investment income is primarily due to the investment of cash flows from operations in the last twelve months and the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 4% to the growth in the 2004 period. In the first nine months of 2004, the Company had a larger volume of invested assets resulting from the investment of $1.3 billion of operating cash flow since September 30, 2003. Growth in net investment income was inhibited in the second and third quarter of 2004 as the Company transitioned its mortgage-backed security (MBS) portfolio between portfolio managers. During this process, the Company converted the MBS portfolio into cash and invested in MBS TBA dollar rolls (to be announced mortgage-backed securities). As a result, the Company held over $1.5 billion in cash at June 30 and September 30, 2004. While holding MBS TBA dollar roll instruments instead of MBS, the Company received a similar income on these instruments as if it had held a long position in the MBS. However, the composition and presentation of this income under U.S. GAAP was different. MBS TBA dollar rolls are derivative instruments that have a different accounting treatment under U.S. GAAP than MBS, which are long instruments. If the Company had held a long portfolio, it would have received a higher income, which is classified as net investment income under U.S. GAAP. As the Company held MBS TBA dollar rolls, the net investment income was lower because the Company held cash, which earns a lower rate, but the Company also earned higher realized gains corresponding to the TBA future position. The Company has a new portfolio manager for MBS and is in the process of converting the portfolio back into a long security position. Management expects this conversion will be completed prior to December 31, 2004. The average yield to maturity on the Company’s fixed income investment portfolio was 3.8% at September 30, 2004 compared to 3.9% at September 30, 2003 and 3.8% at December 31, 2003. Management expects that higher interest rates in 2005 will contribute to growth in its investment income as operating cash flows are invested at increasingly higher interest rates.

The table below provides the components of net investment income for the nine-month periods ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Fixed maturities, short-term investments, cash and cash equivalents	$185	21%	$152
Equities	14	15	13
Funds held and other	32	(4)	33
Investment expense	(13)	37	(9)

Net investment income	$218	16	$189

Net investment income from fixed maturities, short-term investments, cash and cash equivalents, and equities has increased compared to the first nine months of 2003 primarily due to the increase in the asset base resulting from the reinvestment of significant cash flow from operations during the last twelve months.

The investment income on funds held was comparable for both periods.

The increase in investment expense in 2004 over 2003 is primarily a result of the Company’s larger asset base upon which expenses are incurred.

Current economic indicators continue to suggest moderate global economic growth led by the U.S. economy. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to rise in the United States and to rise more modestly in Europe during the remainder of 2004 and through 2005. An increase in interest rates combined with the larger asset base as at September 30, 2004, as well as expected favorable cash flow from operations, should contribute to higher investment income for the Company during the remainder of 2004 through 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Realized Investment Gains

Net realized investment gains for the nine-month periods ended September 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	% Change 2004 over 2003	For the nine months ended September 30, 2003
Net realized investment gains	$79	16%	$68

The net realized gains of $79 million recorded during the first nine months of 2004 included gross realized losses in the amount of $42 million as portfolio managers performed some repositioning in the portfolio in anticipation of further rises in interest rates. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $33 million and $9 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $2.5 billion and $65 million, respectively.

The components of net realized investment gains or losses for the nine-month periods ended September 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	2004	2003
Net realized gains on available-for-sale securities, excluding other-than-temporary impairments	$67	$79
Other-than-temporary impairments	(8)	(30)
Net realized gains on trading securities	7	6
Change in net unrealized holding (losses) gains on trading securities	(7)	5
Net realized losses on designated hedging activity	(4)	(8)
Net gains on other invested assets	26	17
Other realized and unrealized investment losses	(2)	(1)

Net realized investment gains	$79	$68

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

The general decline in interest rates in the prior two years has resulted in a significant increase in the fair value of the Company’s fixed income portfolio, as the prevailing market interest rates were lower than the average coupon rate of the Company’s fixed income portfolio. During the normal course of its operations, the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains until interest rates began to increase in the second quarter of 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the condensed consolidated balance sheets. The increase in interest rates during the second quarter of 2004 was of short duration and interest rates have declined again in the third quarter of 2004. This has resulted in a reduction of the Company’s unrealized gains on its investment portfolio in the second quarter and an increase in the third quarter of 2004. Management expects interest rates will rise in the fourth quarter and through 2005 and accordingly expects to see a reduction in the unrealized gain in its fixed income portfolio. Refer to Quantitative and Qualitative Disclosures about Market Risk in Item 3 below for a further discussion of the Company’s exposure to interest rate risk.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the nine-month period ended September 30, 2004 and 2003, the Company recorded other-than-temporary impairments of $8 million and $30 million, respectively.

Results of Operations – for the Three Months Ended September 30, 2004 and 2003

Underwriting result, investment income, other components of net income, preferred dividends, net income available to common shareholders, diluted net income per common share and ROE for the three months ended September 30, 2004 and 2003 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Underwriting result	$(18)		$37
Investment income	70	8%	65
Net realized investment gains	33	173	12
Interest expense	(10)	67	(6)
Net foreign exchange gains	—		—
Income tax benefit	8	(35)	13
Distribution related to Trust Preferred and Mandatorily Redeemable Preferred Securities	—		(4)

Net income	$83	(29)	$117
Less: Preferred dividends	5	—	5

Net income available to common shareholders	$78	(30)	$112
Diluted net income per share	$1.46	(30)	$2.08
Annualized return on beginning common shareholders’ equity (ROE)	13.6%		24.5%

Underwriting result, net income, net income available to common shareholders, diluted net income per share and ROE for the 2004 period decreased compared to the equivalent period in 2003 principally as a result of net losses related to the four Atlantic hurricanes that hit the Caribbean and Florida in the third quarter of 2004. The 2003 period included no significant catastrophe or large loss. The decrease was partially offset by an increase in net realized investment gains and investment income compared to the 2003 period.

The underwriting result decreased from $37 million for the three-month period ended September 30, 2003 to a loss of $18 million for the same period in 2004. Contributing to the decrease in underwriting result were $137 million of net losses related to the Atlantic hurricanes, partially offset by strong market conditions as well as favorable loss development on prior accident year losses, as the Company reduced its estimate of losses for certain lines as the “at risk” period for older years expired and updated information was received from cedants. The components of the favorable loss development on prior accident year losses are described in more details in the discussion of individual sub-segments in the next section.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company reported net investment income of $70 million for the three months ended September 30, 2004 compared to $65 million during the equivalent period in 2003. The increase in investment income is attributable to the investment of the Company’s significant cash flow from operations, which amounted to $1.3 billion for the twelve months ended September 30, 2004.

Net realized investment gains have increased from $12 million for the three months ended September 30, 2003 to $33 million for the equivalent period in 2004. Realized investment gains and losses are generally a function of multiple factors with the most significant being the combination of prevailing interest rates and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the condensed consolidated balance sheets to the net income on the condensed consolidated statements of operations and the retained earnings section of the condensed consolidated balance sheets.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 below. Net foreign exchange gains for the three month periods ended September 30, 2003 and 2004 were comparable.

The Company’s income tax expense or benefit is dependent on the distribution of the Company’s results in each tax jurisdiction. The income tax benefit in the 2004 period includes a favorable adjustment of $6 million, net of valuation allowance, resulting from adjustments to prior years income tax returns in Switzerland.

Preferred dividends are comparable for the three months ended September 30, 2003 and 2004.

The Company’s annualized ROE declined in the 2004 period compared to the same period in 2003 as a result of the decrease in net income and the increase in opening equity available to common shareholders since January 1, 2003.

The next section provides a detailed analysis of the Company’s underwriting result by segment and sub-segment, investment income and net realized investment gains for the three-month periods ended September 30, 2004 and 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results by Segment

Non-life Segment

U.S. Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the three months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Gross premiums written	$234	18%	$199
Net premiums written	234	18	199
Net premiums earned	$228	7	$213
Losses and loss expenses	214	29	166
Acquisition costs	55	4	53

Technical result	$(41)		$(6)
Loss ratio	94.0%		78.0%
Acquisition ratio	24.1%		24.8%
Technical ratio	118.1%		102.8%

Premiums

The U.S. Property and Casualty sub-segment represented 29% of net premiums written in the third quarter of 2004. Growth in net premiums written in the third quarter of 2004 was most pronounced in the casualty and motor lines while the property line decreased. Through the three months ended September 30, 2004, the Company continued to observe strong prices and terms and conditions in the casualty and motor lines and a softening of terms and conditions in the property line. Notwithstanding the strong terms and conditions prevailing in this sub-segment, the Company has remained selective in pursuing business that meets its profitability objectives.

Losses and loss expenses

The growth in the losses and loss expense volume in the quarter ended September 30, 2004 compared to September 30, 2003, is due principally to a) losses related to the Atlantic hurricanes in the amount of $51 million or 23 points on the loss ratio of this sub-segment; b) adverse loss development on prior accident years and c) the continued expansion of the specialty casualty line that typically tends to have a higher loss ratio due to the long-tail nature of the risks involved. Accordingly, these treaties also typically provide for investment income on invested premiums during a longer period as losses are typically paid later than for other lines. The loss ratio for the quarter ended September 30, 2003 included no catastrophe or other significant losses. Losses and loss expenses and the loss ratio for the quarters ended September 30, 2004 and 2003 included $18 million and $20 million, respectively, of adverse prior year loss development. The adverse loss development of $18 million recorded in the third quarter of 2004 included adverse loss development on the motor and casualty lines, which was partially offset by favorable loss development on the property line. Since 2003 the Company observed an industry-wide deterioration of loss development for prior accident years in the motor line, more particularly on the non-proportional treaties, which in turn has resulted in strong pricing and terms and conditions in this line during 2004 as pricing typically follows loss cost trends. Loss information reported by cedants in the motor business during the third quarter of 2004 for prior accident years included no significant losses but a series of attritrional losses. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for this sub-segment, which had the effect of increasing the level of loss reserves. The adverse loss development recorded in the third quarter of 2003 pertained to all three lines.

Acquisition costs

Acquisition costs and the acquisition ratio were comparable for the third quarter of 2003 and 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Global (Non-U.S.) Property and Casualty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the three months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Gross premiums written	$154	(8)%	$168
Net premiums written	154	(6)	165
Net premiums earned	$213	10	$194
Losses and loss expenses	158	(5)	167
Acquisition costs	54	1	54

Technical result	$1		$(27)
Loss ratio	74.2%		86.0%
Acquisition ratio	25.5%		27.8%
Technical ratio	99.7%		113.8%

Premiums

The Global (Non-U.S.) Property and Casualty sub-segment represented 19% of net premiums written in the third quarter of 2004. The decrease in gross and net premiums written compared to the third quarter of 2003 was the result of three factors. As discussed in the Company’s nine-month results for this sub-segment, comparison of net premiums written for the third quarter of 2004 and 2003 are distorted as a result of the refinements in the process used for estimating premiums written on certain portfolio treaties over the treaty life. Through the three months ended September 30, 2004, the Company continued to observe good prices and terms and conditions in the casualty line and a softening in the motor and property lines. In cases where pricing and terms and conditions no longer met the Company’s profitability objectives, the Company non-renewed the expiring treaties. In other cases cedants increased their retention, which effectively reduced their purchase of reinsurance. The third factor impacting the growth rate was the weaker U.S. dollar during the third quarter of 2004 compared to the equivalent period of 2003. As a result, foreign exchange contributed approximately 5 points of growth in net premiums written and partially offset the impact of the first two factors. Management expects the downward trend on gross and net premiums written to continue into 2005.

Losses and loss expenses

This sub-segment’s losses and loss expenses and loss ratio for the quarter ended September 30, 2004 included losses in the amount of $19 million or 9 points on the loss ratio related to the Atlantic hurricanes. The comparable period for 2003 included no large or other individually significant loss. This sub-segment’s losses and loss expenses and loss ratio included favorable prior year development in the amount of $16 million and adverse development in the amount of $7 million, for the quarters ended September 30, 2004 and 2003, respectively. During the third quarter of 2004 the Company decreased its expected ultimate loss ratio for this sub-segment based on losses reported by cedants regarding prior accident years. The favorable loss development recorded in the third quarter of 2004 included favorable loss development in the property line, which was partially offset by adverse loss development in the motor line.

Acquisition costs

The acquisition costs and acquisition ratios for the third quarters of 2004 and 2003 were comparable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Worldwide Specialty

The following table provides the components of the technical result and their corresponding ratios for this sub-segment for the three months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Gross premiums written	$317	(1)%	$321
Net premiums written	319	—	319
Net premiums earned	$397	(5)	$416
Losses and loss expenses	225	12	203
Acquisition costs	79	1	77

Technical result	$93		$136
Loss ratio	56.7%		48.8%
Acquisition ratio	19.7%		18.6%
Technical ratio	76.4%		67.4%

Premiums

The Worldwide Specialty sub-segment represented 40% of net premiums written in the third quarter of 2004. The decrease in net premiums written compared to the third quarter of 2003 was most evident in the catastrophe, agriculture and energy lines and was principally due to increased competition in these profitable short-tail lines. This decrease was partially offset by the weaker U.S. dollar in the third quarter of 2004 compared to the same quarter of 2003, which contributed approximately 3 points of growth during the third quarter of 2004. The Company has seen no real change in market trends in this sub-segment since the second half of 2003 where the pricing for the most profitable lines of business had started to decline and the other lines exhibited a slow but orderly reduction in the rate of price increases as a result of increasing competition. The Company has remained selective in pursuing business that meets its profitability objectives.

Losses and loss expenses

While the loss ratio for the three months ended September 30, 2004 included losses in the amount of $66 million, or 17 points on the loss ratio, related to the four Atlantic hurricanes, the three months ended September 30, 2003 included no catastrophe or other significant losses. The increase in the losses and loss expenses and loss ratio in the third quarter of 2004 was partially offset by favorable loss development. Losses and loss expenses and the loss ratio for the periods ended September 30, 2004 and 2003 included favorable loss development of $45 million and $26 million, respectively. Losses reported by cedants during 2004 and 2003 for the prior accident years were lower than the Company expected, which led the Company to decrease its expected ultimate loss ratio for this sub-segment for the 2003 and prior year losses. The favorable loss development of $45 million recorded in the 2004 period was attributable to every line except for the energy line, which had insignificant adverse loss development. The favorable loss development recorded in the third quarter of 2003 pertained principally to the energy, specialty property, aviation and catastrophe lines and was partially offset by adverse developments in the engineering, marine and agriculture lines.

Acquisition costs

The acquisition costs and acquisition ratio were comparable for the three months ended September 30, 2004 and 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ART Segment

The following table provides the components of the underwriting result for this segment for the three months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended September 30, 2004	For the three months ended September 30, 2003
Gross premiums written	$1	$—
Net premiums written	1	—
Net premiums earned	$2	$—
Losses and loss expenses	8	—
Acquisition costs	—	—

Technical result	$(6)	$—
Other income	10	4
Other operating expenses	(3)	(3)

Underwriting result	$1	$1

As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. The ART segment had good growth in revenues during the third quarter of 2004 despite low interest rates, which reduce the attractiveness of finite business for clients, and low credit spreads, which reduce the opportunities in the structured finance business. Finite business reported a loss in the third quarter of 2004 as one treaty incurred a loss related to the Atlantic hurricanes. Results in the structured finance line included gains due to the mark up of derivative positions related to certain securities whose market value had increased due to narrower spreads on underlying securities while results in the weather line included losses resulting from higher than normal temperatures in Japan. The Company’s share of the results of Channel Re included in its ART results for the third quarter of 2004 amounts to $2.9 million. This amount represents Channel Re’s results for the period of April 1 to June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Gross premiums written	$99	58%	$62
Net premiums written	97	60	61
Net premiums earned	$104	59	$65
Life policy benefits	56	(4)	58
Acquisition costs	55	298	14

Technical result	$(7)		$(7)
Other operating expenses	(5)	18	(5)
Net investment income	12	(1)	12

Allocated underwriting result	$—		$—

Premiums

The Life segment represented 12% of net premiums written in the third quarter of 2004. Growth in gross and net premiums written for the third quarter of 2004 related to life and annuity business while the health business, which the Company is de-emphasizing, shrank significantly. The weaker U.S. dollar in the third quarter of 2004, accounted for 8 points in the growth of net premiums written. Finally, this segment is small and accordingly growth trends may be uneven depending on the timing of individual contracts.

Life policy benefits and acquisition costs

The lower than anticipated life policy benefits and the increase in acquisition costs in the third quarter of 2004 over the same period in 2003 relate principally to reclassifications made by a cedant for one large treaty where the cedant reported a reduction in losses and loss expenses and an equivalent increase in acquisition costs. These reclassifications affect the comparison of losses and loss expenses and acquisition costs for the 2004 and 2003 periods. Changes in the mix of business also affect the quarter over quarter comparison as the life business typically carries higher acquisition costs than the health or annuity business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Non-life
Property and Casualty
Property	$140	(12)%	$159
Casualty	176	31	134
Motor	72	2	71
Worldwide Specialty
Agriculture	31	(26)	42
Aviation/Space	64	11	57
Catastrophe	41	(16)	49
Credit/Surety	63	39	45
Engineering/Energy	62	(6)	65
Marine	22	9	21
Special Risk	33	(9)	36
Other	3	(19)	4
ART	1		—
Life	97	60	61

Total	$805	8	$744

The distribution of premiums is affected by renewal patterns for non-proportional treaties as premiums for those treaties are written at the inception of the treaty rather than over the treaty period. A number of factors affected the amount and distribution of net premiums written during the third quarter of 2004 as follows: i) as prices are declining in a number of short-tail lines, the Company has determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; iii) a decrease in net premiums written related to refinements in the Company’s process used for estimating premiums written on certain portfolio treaties, which affected the quarter over quarter comparison for the property and motor lines; and iv) the U.S. dollar was weaker than it was in the third quarter of 2003. As a result, changes in foreign exchange contributed approximately 3 points to the growth in net premiums written in the third quarter of 2004 and affect the quarter over quarter comparison for all lines.

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

The distribution of gross premiums written by type of business for the three months ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Non-Life Segment
Proportional	$495	4%	$478
Non-Proportional	155	(2)	159
Facultative	55	8	51
Life Segment
Proportional	47	(22)	60
Non-Proportional	52	2,433	2
ART Segment
Proportional	—	—	—
Non-Proportional	1		—

Total	$805	7	$750

The distribution of gross premiums written by type of business for the third quarter of 2004 is influenced by the refinements in the Company’s process used for estimating premiums written on certain portfolio treaties as discussed above. Additionally, the U.S. dollar was weaker than it was in the third quarter of 2003. As a result, changes in foreign exchange contributed approximately 3 points to the growth in gross premiums written in the third quarter of 2004 and affect the quarter over quarter comparison for all treaty types.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Premium distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
North America	$368	10%	$334
Europe	331	6	311
Asia, Australia and New Zealand	51	(15)	60
Latin America and the Caribbean	49	20	41
Africa	6	56	4

Total	$805	7	$750

A number of factors distorted the quarterly distribution of gross premiums written by geographic area as follows: i) the increase in the proportion of Minimum and Deposit premiums written during the first quarter of 2004 in North America has resulted in the recording of the entire premium written at the inception of the treaty rather than ratably during the treaty period; ii) the Life segment is small and accordingly growth trends may be uneven depending on the timing of individual contracts; iii) the comparison for Europe is affected by the refinements in the Company’s process used for estimating premiums written on certain portfolio treaties as discussed above; iv) the U.S. dollar was weaker than it was in the third quarter of 2003. As a result, changes in foreign exchange contributed approximately 3 points to the growth in gross premiums written in the third quarter of 2004 and affect the quarter over quarter comparison for all geographic regions.

Premium Distribution by Production Source

The Company produces its business, or gross premiums written, through both brokers and direct relationships with cedants. The distribution of gross premiums written by production source for the three months ended September 30, 2004 and 2003 was as follows:

	For the three months ended September 30, 2004	For the three months ended September 30, 2003
Broker	65%	60%
Direct	35%	40%

The Company’s U.S. Property and Casualty sub-segment generates business predominantly through brokers, and other Non-life sub-segments generate business predominantly through direct relationships with cedants. The distribution of gross premiums by production source was comparable for both periods presented.

Investment Income

Net investment income for the three-month periods ended September 30, 2004 and 2003 was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Net investment income	$70	8%	$64

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in net investment income is primarily due to the investment of cash flows from operations in the last twelve months and the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 3% to the growth in the 2004 period. In the 2004 period, the Company had a larger volume of invested assets resulting from the investment of $1.3 billion of operating cash flow since September 30, 2003. Growth in net investment income was inhibited in the third quarter of 2004 as the Company transitioned its mortgage-backed security (MBS) portfolio between portfolio managers. During this process, the Company converted the MBS portfolio into cash and invested in MBS TBA dollar rolls. As a result, the Company held over $1.5 billion in cash at June 30 and September 30, 2004. While holding MBS TBA dollar roll instruments instead of MBS, the Company received a similar income on these instruments as if it had held a long position in the MBS. However, the composition and presentation of this income under U.S. GAAP was different. MBS TBA dollar rolls are derivative instruments that have a different accounting treatment under U.S. GAAP than MBS, which are long instruments. If the Company had held a long portfolio, it would have received a higher income, which is classified as net investment income under U.S. GAAP. As the Company held MBS TBA dollar rolls, the net investment income was lower because the Company held cash, which earns a lower rate, but the Company also earned higher realized gains corresponding to the TBA future position.

The table below provides the components of net investment income for the three-month periods ended September 30, 2004 and 2003 (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Fixed maturities, short-term investments, cash and cash equivalents	$58	11%	$52
Equities	4	—	4
Funds held and other	12	5	11
Investment expense	(4)	34	(3)

Net investment income	$70	8	$64

Net investment income from fixed maturities, short-term investments, cash and cash equivalents, and equities has increased compared to the third quarter of 2003 primarily due to the increase in the asset base resulting from the reinvestment of significant cash flow from operations during the last twelve months.

The investment income on funds held was comparable for both periods.

The increase in investment expenses in 2004 over 2003 is a result of the Company’s larger asset base upon which expenses are incurred.

Net Realized Investment Gains

Net realized investment gains for the three-month periods ended September 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2004	% Change 2004 over 2003	For the three months ended September 30, 2003
Net realized investment gains	$33	173%	$12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The net realized gains of $33 million recorded during the third quarter of 2004 included gross realized losses in the amount of $7 million. Of these total amounts, losses realized on sales of fixed maturities and equity securities were approximately $2 million and $5 million, respectively. The aggregate fair value of fixed maturities and equity securities sold at a loss were approximately $251 million and $38 million, respectively.

The components of net realized investment gains or losses for the three-month periods ended September 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	2004	2003
Net realized gains on available-for-sale securities, excluding other-than-temporary impairments	$25	$9
Other-than-temporary impairments	(8)	(1)
Net realized gains on trading securities	—	3
Change in net unrealized holding (losses) gains on trading securities	(1)	1
Net realized losses on designated hedging activity	(1)	(2)
Net gains on other invested assets	19	2
Other realized and unrealized investment losses	(1)	—

Net realized investment gains	$33	$12

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

The general decline in interest rates in the prior two years has resulted in a significant increase in the fair value of the Company’s fixed income portfolio, as the prevailing market interest rates were lower than the average coupon rate of the Company’s fixed income portfolio. During the normal course of its operations, the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains as at June 30, 2004, the sale of securities in the third quarter of 2004 generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the condensed consolidated balance sheets. Refer to Quantitative and Qualitative Disclosures about Market Risk in Item 3 below for a further discussion of the Company’s exposure to interest rate risk.

During the quarters ended September 30, 2004 and 2003, the Company recorded other-than-temporary impairments of $8 million and $1 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition and Liquidity and Capital Resources

Investments

Total invested assets, including cash and cash equivalents, were $7.7 billion as at September 30, 2004 compared to $6.8 billion at December 31, 2003. The major factors influencing the change in cash and invested assets in the nine-month period ended September 30, 2004 were:

•	net cash provided by operating activities of $998 million;

•	increase in net unrealized gains on investments of $67 million driven by an decrease in interest rates;

•	increase in unsettled security trades payables of $15 million;

•	issuance of the Company’s common shares under the Company’s equity plans for $15 million; offset by

•	repurchase of the Company’s common shares under the Company’s repurchase program for $46 million;

•	dividend payments on common and preferred shares, interest payments on debt related to trust preferred securities and mandatorily redeemable preferred securities totaling $93 million;

•	net negative influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars.

The Company employs a conservative investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The increase in cash and cash equivalents at September 30, 2004 compared to December 31, 2003 resulted from the use of MBS TBA dollar rolls and cash rather than actual mortgage-backed securities to maintain the Company’s exposure to mortgage-backed securities. See section titled “Investment Income” for a discussion on MBS TBA dollar rolls.

From a risk management perspective, the Company divides its invested assets, which are comprised of total investments and cash, accrued investment income and net payable for securities purchased, into two categories, liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance assets and liabilities and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow strict investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital fund assets represent the capital of the Company and are invested to maximize total return, subject to strict risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, less-than-investment-grade bonds, convertible securities, preferred stocks and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable inasmuch as it helps to achieve broader asset diversification and maximization of the portfolio’s total return over time. Since the Company’s allocation to equities is predicated on a long-term strategic investment in this asset class, the Company has the ability and fully expects to withstand the effects of cyclical market value swings of the broader equity markets on its portfolio.

At September 30, 2004, the liability funds totaled $4.9 billion and were comprised of cash and cash equivalents, short-term investments, AAA, AA and A rated securities. The capital funds, which totaled $2.9 billion, were comprised of investment-grade fixed maturities, below-investment-grade fixed maturities and equities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Approximately 97% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (3% of the Company’s invested assets or approximately $263 million), consisting primarily of bank loan portfolios, non-publicly traded real estate funds, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

As at September 30, 2004 and December 31, 2003, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.8%. At the same time, the duration of the Company’s investment portfolio shifted from 3.6 years at December 31, 2003 to 3.5 years at September 30, 2004. As at September 30, 2004, approximately 94% of the fixed income securities were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 93% as at December 31, 2003. The Company’s investment portfolio generated a total return of 3.3% and 3.5% for the three-month and nine-month periods ended September 30, 2004, respectively.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct classifications – “available for sale” and “trading” securities. For a description of the different accounting treatments afforded to these separate accounting classifications, refer to Note 3(f) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders.

At September 30, 2004, investments classified as available for sale comprised 98% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets) with 2% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturity investments, which are comprised primarily of investment grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments and corporations. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in less-than-investment-grade bonds, which are also classified as available for sale. The Company also invests in equity securities of both U.S. and non-U.S. publicly traded corporations. Finally, the Company has an allocation to convertible securities and equities in its investment portfolio and these are classified as trading securities.

The cost, market value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at September 30, 2004 were as follows (in millions of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
September 30, 2004
Fixed maturities
- U.S. government	$518	$10	$(1)	$527
- states or political subdivisions of states of the U.S.	6	—	—	6
- other foreign governments	1,256	20	(1)	1,275
- corporate	2,920	81	(5)	2,996
- mortgage/asset-backed securities	296	2	(1)	297

Total fixed maturities	4,996	113	(8)	5,101
Short-term investments	16	—	—	16
Equities	719	77	(7)	789

Total	$5,731	$190	$(15)	$5,906

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The market value of those investment securities classified as trading was $104 million and $123 million at September 30, 2004 and December 31, 2003, respectively. For the nine months ended September 30, 2004 and 2003, the change in net unrealized investment gains and losses on trading securities resulted in a net loss of $7 million and a net gain of $5 million, respectively, being recognized in net realized investment gains and losses in the condensed consolidated statements of operations.

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at September 30, 2004:

Rating Category	% of Total Fixed Income Securities
AAA	59%
AA	4%
A	18%
BBB	13%
Below investment grade/unrated	6%

At September 30, 2004, the Company had gross unrealized losses on its fixed maturities of $8 million, of which $3 million was attributable to investment-grade securities and $5 million was attributable to securities rated less than investment grade.

The gross unrealized losses recorded in the Company’s portfolio of fixed maturity securities at September 30, 2004 related primarily to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company believes that these decreases in value are temporary under current accounting guidance, and additional analyses of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. As at September 30, 2004, the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in market value or to hold the securities to their maturity. The tables below (see section titled “Maturity Distribution”) show the distribution by contractual maturity date of available for sale fixed maturity investments at September 30, 2004.

The following table presents an analysis of the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) as at September 30, 2004 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
Fixed maturities	$1,165	$(5)	$137	$(3)	$1,302	$(8)
Equities	138	(5)	79	(2)	217	(7)

Total	$1,303	$(10)	$216	$(5)	$1,519	$(15)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at September 30, 2004, by contractual maturity date is shown below (in millions of U.S. dollars):

	Amortized Cost	Market Value
One year or less	$457	$459
More than one year through five years	2,214	2,247
More than five years through ten years	1,494	1,533
More than ten years	551	581

Subtotal	4,716	4,820
Mortgage/asset-backed securities	296	297

Total	$5,012	$5,117

The maturity distribution for those available for sale fixed maturities that were in an unrealized loss position as at September 30, 2004 was as follows (in millions of U.S. dollars):

	Amortized Cost	Market Value	Unrealized Losses
One year or less	$255	$255	$—
More than one year through five years	587	584	(3)
More than five years through ten years	246	243	(3)
More than ten years	109	108	(1)

Subtotal	1,197	1,190	(7)
Mortgage/asset-backed securities	113	112	(1)

Total	$1,310	$1,302	$(8)

As discussed above, the Company generally has the intent and ability to hold its fixed maturity investments for a period of time sufficient to allow for any recovery in market value or to their maturity.

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the nine months ended September 30, 2004 were $6,574 million. Realized investment gains and losses on securities classified as available for sale for the nine months ended September 30, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Gross realized gains	$109	$110
Gross realized losses excluding other-than-temporary impairments	(42)	(31)
Other-than-temporary impairments	(8)	(30)

Total net realized investment gains	$59	$49

Refer to the section titled “Net Realized Investment Gains” above for a reconciliation between net realized investment gains on investments classified as available for sale and net realized investment gains on the condensed consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $8 million and $30 million, for the nine months ended September 30, 2004 and 2003, respectively. Typically, the Company considers impairment related to any specific issuer of a security to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. (See Note 5 to condensed consolidated financial statements in Item I for a discussion of EITF Issue No. 03-1. Adoption of EITF No. 03-1 may accelerate the timing of losses from declines in value due to interest rates; however, it is not anticipated to have a significant impact on shareholders’ equity as fluctuations in market value of available for sale securities are already reflected in Accumulated Other Comprehensive Income.) Other-than-temporary impairments are recorded as realized investment losses in the condensed consolidated statements of operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately in net income.

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

Funds Held by Reinsured Companies

In order to be competitive in certain markets, the Company writes business on a funds held basis. As at September 30, 2004 and December 31, 2003, the Company recorded $1,034 million and $1,068 million, respectively, of funds held assets on its condensed consolidated balance sheets, representing 9% and 10%, respectively, of the Company’s total assets. Under such contractual arrangements, the reinsured retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the reinsured with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due.

Approximately half of the funds held assets as at September 30, 2004, earns investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates as at September 30, 2004, ranged from 1.5% to 5.0%. Under these contractual arrangements, there are no specific assets linked to the funds held balances and the Company is exposed only to the credit risk of the reinsured.

With respect to the remainder of the funds held assets as at September 30, 2004, the Company receives an investment return based upon either the results of a pool of assets held by the reinsured (generally used as collateral for the funds held assets), or the investment return earned by the reinsured on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the reinsured for the receivable balances and has no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the reinsured; in some circumstances, investment guidelines regarding the minimum quality of the underlying assets may be agreed upon between the reinsured and the Company as part of the reinsurance agreement or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the reinsured, including fluctuations in the market value of the underlying assets (one such treaty is a retrocessional agreement under which the Company receives less data than is generally received under a direct reinsurance agreement). In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets, greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured. The Company also has several property and casualty treaties in which the investment performance of the net funds corresponds to the interest income on the assets held by the reinsured; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets the Company has applied the guidance of Derivative Implementation Issue No. B36. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At September 30, 2004, the cumulative value of such embedded derivatives was determined to be $2 million, all of which was offset by an equivalent adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

At September 30, 2004 and December 31, 2003, the Company has recorded gross Non-life reserves for unpaid losses and loss expenses of $5,368 million and $4,755 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $5,210 million and $4,579 million, respectively. During the first nine months of 2004, the Company incurred net Non-life losses and loss expenses of $1,648 million and net Non-life paid losses of $998 million. Additionally, the weakening of most European currencies against the U.S. dollar during the first nine months resulted in a decrease of the Non-life reserves for unpaid losses and loss expenses of $19 million. The Non-life ratio of paid losses to net premiums earned was 39% and 40% for the three months and nine months ended September 30, 2004, respectively, while the Non-life ratio of paid losses to incurred losses was 55% and 61% for the three months and nine months ended September 30, 2004, respectively. Policy benefits for life and annuity contracts were $1,157 million and $1,162 million at September 30, 2004 and December 31, 2003, respectively. The increase in the value of reserves for unpaid losses and loss expenses relates primarily to the overall growth in business.

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

In the normal course of its business the Company is a party to a variety of contractual obligations as summarized in the Company’s 2003 Annual Report to Shareholders. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at September 30, 2004 did not change significantly since December 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Shareholders’ Equity and Capital Management

Shareholders’ equity at September 30, 2004 was $2.8 billion compared to $2.6 billion at December 31, 2003. The major factors contributing to the increase in shareholders’ equity in the nine-month period ended September 30, 2004 were:

•	net income of $349 million;

•	a $4 million positive effect of the currency translation adjustment resulting from the conversion of PartnerRe SA’s financial statements into U.S dollars;

•	dividends declared on both the Company’s common and preferred shares of $69 million; offset by

•	a net decrease in common shares and additional paid-in capital of $31 million, due to the issuance of common shares under the Company’s equity plan of $15 million and the repurchase of common shares for $46 million under the Company’s share repurchase program;

•	payments of $4 million under the purchase contracts for common shares relating to the Company’s Premium Equity Participating Security Units (“PEPS units”); and

•	a $22 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity resulting from both changes in market value as well as the strengthening of the U.S. dollar.

The Company continuously evaluates the capital needed to support its operations. During the three months ended September 30, 2004, the Company repurchased 711,400 common shares for a total cost of $37.1 million. As of September 30, 2004, approximately 4.1 million common shares remain authorized for repurchase under the Company’s current repurchase program.

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

In 2001, the Company issued 4,000,000 PEPS units for aggregate net proceeds of $194 million. Each PEPS unit consists of (i) one of the Company’s 5.61% Series B cumulative redeemable preferred shares, $1 par value, liquidation preference $50 per share (“Series B preferred shares”), and (ii) a purchase contract (“purchase contract”) issued by the Company pursuant to which the holder will be obligated to purchase from the Company, no later than December 31, 2004, a number of common shares ranging between 0.8696 and 1.0638 to be determined at that time for a price of $50. Based on the current market price of the Company’s common shares, the Company expects to issue approximately 3.5 million common shares at maturity on December 31, 2004, representing an issuance of 0.8696 common shares per purchase contract.

The aggregate liquidation preference of the Series B preferred shares is $200 million. The Series B preferred shares pay dividends quarterly at a rate of 5.61% per year until December 31, 2004, and thereafter at the reset rate established pursuant to a re-marketing procedure. Under the re-marketing procedure, if a holder of a Series B preferred share does not wish to cash settle his purchase contract obligation, he may return the Series B preferred share to be re-marketed, which essentially means the Series B preferred share is re-priced and sold into the market for six months. The proceeds of the sale are then used to satisfy the purchase contract obligation. The holder can also choose to cash settle, keep the Series B preferred share and receive the reset rate for six months on the Series B preferred share. The Series B preferred shares are not redeemable prior to June 30, 2005, on which date they must be redeemed by the Company in whole.

There will be no net cash flows to the Company as the cash received from the sale of the common shares in the re-marketing procedure will be equal to the cash required to redeem the Series B preferred shares six months later. As part of its ongoing capital management, the Company is considering avenues to mitigate the dilutive impact of the increase in common shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below sets forth the capital structure of the Company at September 30, 2004 and December 31, 2003 (in millions of U.S dollars):

	September 30, 2004%		December 31, 2003%
Capital Structure:
Long-term debt	$220	6	$220	7
Trust preferred securities (1)	200	6	200	6
Series B cumulative redeemable preferred shares (PEPS units)	200	6	200	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290	8	290	9
Common shareholders’ equity	2,531	74	2,304	72

Total Capital	$3,441	100	$3,214	100

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its condensed consolidated balance sheet.

Liquidity

Cash flow from operations for the nine months ended September 30, 2004 increased to $998 million from $885 million in the same period in 2003. This increase in cash flow is primarily attributable to the significant increase in business written by the Company and a first nine months of 2004 relatively free from catastrophic or other large loss payments. As at September 30, 2004, the Company did not pay any significant losses related to the four major Atlantic hurricanes. The Company is expecting to pay the majority of the losses related to those hurricanes within nine months to a year.

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

The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. Holding company operating expenses were $31 million, common dividends paid were $55 million and preferred dividends paid were $15 million for the first nine months of 2004. The Company also paid $12 million on the PEPS units during the first nine months of 2004.

PartnerRe U.S. Corporation and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred stock outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe U.S. Corporation and its subsidiaries have paid $18 million of interest on the long-term debt and on the trust preferred securities during the first nine months of 2004.

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

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. As at September 30, 2004, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

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

Included in the total credit facilities available to the Company at September 30, 2004, is a $700 million three year syndicated, unsecured credit facility. This facility was executed in June 2004 on substantially the same terms and conditions as the maturing facility except for the term of the facility, which was extended from 364 days to three years, and an increase in the minimum consolidated tangible net worth (defined as total shareholders’ equity plus mandatorily redeemable preferred shares and trust preferred shares minus goodwill) from $1,250 million plus 50% of cumulative net income for the period from January 1, 2002 through the end of the most recently ended fiscal year to $1,825 million plus 50% of cumulative net income for the period from January 1, 2004 through the end of the most recently ended fiscal year.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintains certain covenants, including the following:

i. a financial strength rating from A.M. Best Company of at least “A-” (for our material reinsurance subsidiaries which are rated by A.M. Best Company);

ii. maximum ratio of total debt to total capitalization of 35%. For the purposes of this covenant, “debt” does not include trust preferred and mandatorily redeemable preferred shares; and

iii. a minimum consolidated tangible net worth of $1,825 million plus 50% of cumulative net income for the period from January 1, 2004 through the end of the most recently ended fiscal year. For the purpose of this covenant, “consolidated tangible net worth” includes trust preferred and mandatorily redeemable preferred shares and excludes goodwill. Minimum consolidated tangible net worth required at September 30, 2004 was $1,825 million.

Additionally, the facilities allow for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating. The pricing grid provides the Company greater flexibility and simultaneously provides capital participants under the facility some price protection. As long as the Company maintains a minimum rating of BBB or better, the pricing on the facility will not change significantly.

The Company’s breach of any of these covenants would result in an event of default, and the Company would likely be required to repay any outstanding borrowings and replace letters of credit issued under these facilities. At September 30, 2004, the Company met all the covenants. Its total debt to total capitalization ratio was 6.4% and its consolidated tangible net worth (as defined under the terms of these facilities) was $2,797 million.

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

Currency

The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency risk due to its ownership of PartnerRe SA, whose functional currency is the euro and due to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro. The euro decreased in value by 2% against the U.S. dollar in the first nine months of 2004 (from 1.25 to 1.23 U.S. dollar per euro).

The value of the U.S. dollar strengthened approximately 2% against the euro, 1% against the Swiss franc, 3% against the Japanese yen and weakened approximately 2% against the Canadian dollar and 1% against the British pound in the first nine months of 2004. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in euro, Swiss franc and Japanese yen and a net increase in the U.S. dollar value of the assets and liabilities denominated in Canadian dollar and British pound in the first nine months of 2004.

Net foreign exchange gains amounted to $2 million for the nine months ended September 30, 2004 and $9 million for the corresponding 2003 period. Foreign exchange gains and losses are a function of i) the relative value of the U.S. dollar against other currencies in which the Company does business, ii) the difference between the period-end exchange rates which are used to revalue the balance sheet and the average exchange rates which are used to revalue the income statement and iii) the classification on the Company’s condensed consolidated statements of operations of the exchange gain or loss resulting from revaluing a reinsurance subsidiary’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Recent Accounting Pronouncements

See Note 5 to the condensed consolidated financial statements included in Item 1 of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (“liability funds”) and those assets that represent shareholder capital (“capital funds”). Liability funds are invested in a way that matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to immunize the Company against changes in interest rates and currency exchange rates. As the focus of this disclosure is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way. At September 30, 2004, liability funds represented 62% (or $4.9 billion) of the Company’s total invested assets.

At September 30, 2004, capital funds represented 38% (or $2.9 billion) of the Company’s total invested assets. These assets represent shareholder capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile: primarily longer duration fixed income securities, common stock, convertible and high-yield bonds and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, is prohibited without the express approval of the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions. (See Note 3(k) to the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders for additional disclosures concerning derivatives.)

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

While this matching of duration insulates the Company from the economic impact of interest rate changes, it does impact the net equity of the Company. The Company’s liabilities are carried at their nominal value, which is not adjusted for changes in interest rates; however, the Company’s invested assets are carried at fair market value, which is adjusted for such changes. As a result, a decrease in interest rates will result in an increase in the fair value of the Company’s investments and a corresponding increase, net of applicable taxes, to the Company’s equity. An increase in interest rates would have the opposite effect.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

As discussed above, a proportion of the fixed income portfolio is designated as capital funds. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At September 30, 2004, the Company held approximately $297 million of its total invested assets in mortgage/asset-backed securities. In the past, the Company has owned up to $1 billion in mortgage/asset-backed securities and may own them up to that level again. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment. In such an environment, holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at lower interest cost. This can cause an acceleration of cash payments from the securities and a diminution of future investment income (relative to an equivalent fixed income security without prepayment risk).

The Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $239 million decline or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding reduction or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the negative effect on invested assets as an economic matter, although the offset would not be reflected in the Company’s condensed consolidated financial statements.

As noted above, the Company strives to match the currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the currency mix of the Company’s fixed income portfolio at the time of the rate changes. See “Foreign Currency Risk.” Interest rate movements also affect the economic value of the Company’s outstanding fixed-rate debt obligation and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the condensed consolidated financial statements. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities obligations as at September 30, 2004, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$220	$235
Trust preferred securities (1)	200	215
Mandatorily Redeemable preferred securities and Purchase Contracts (PEPS)	200	202
Series C Cumulative preferred shares	290	295

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its condensed consolidated balance sheets.

Fair value of the outstanding fixed-rate debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of market interest rates, which is lower than the original interest rate on the debt of 5.81%. For the Company’s Trust preferred securities, PEPS Units and Series C Cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities and in the case of the Series C Cumulative preferred shares, the liquidation value of the securities net of issuance costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

As at September 30, 2004, 66% of the Company’s total investments were in U.S. dollar denominated instruments and 34% were non–U.S. dollar investments.

The table below summarizes the gross and net exposure as recorded on the Company’s September 30, 2004 condensed consolidated balance sheets to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$1,716	$142	$348	$21	$19	$346	$2,592
Other net liabilities	(1,327)	(244)	(343)	(30)	(14)	(394)	(2,352)

Total currency risk	389	(102)	5	(9)	5	(48)	240
Total derivative amount	61	113	35	26	21	(74)	182

Net currency exposure	$450	$11	$40	$17	$26	$(122)	$422

(1)	The U.S. dollar, the Company’s reporting currency, accounts for the difference between the Company’s gross exposure in this table and the invested assets and other net liabilities on the Company’s condensed consolidated balance sheet.

The Company’s investment in PartnerRe SA, carried in euro, and its Canadian branch, carried in Canadian dollars, accounted for $476 million of the combined euro and Canadian exposure of $490 million noted above, which the Company does not hedge.

Assuming all other variables are held constant, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $42 million change in the net assets held by the Company, net of the effect of the derivative hedges.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At September 30, 2004, approximately 59% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) and 81% was rated A- or better. At September 30, 2004, 6% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on these fixed income investments to an acceptable level. To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. The total gross counterparty exposure relating to foreign currency hedging as at September 30, 2004 was $1,160 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART operations. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps.

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

Reinsurance balances receivable from the Company’s clients as at September 30, 2004, were $1,513 million. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of the reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require the reinsurers to have very high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made, as necessary, for amounts considered potentially uncollectible. The balance for reinsurance recoverable on paid and unpaid losses at September 30, 2004, was $190 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities ($789 million at September 30, 2004). These assets include equity investments as well as bank loans. These assets are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. The Company reviews this class of assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that effects of diversification and the relatively small size of the existing investment in equities mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.69. Beta measures the response of an individual’s stock performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 6.9% increase or decrease in the market value of the Company’s equity portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There have been no significant changes in the Company’s internal controls over the financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of September 30, 2004 the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and liquidity for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program
07/01/2004-07/31/2004	173,700	$51.55	173,700	4,663,000
08/01/2004-08/31/2004	537,700	$52.27	537,700	4,125,300
09/01/2004-09/30/2004	—	—	—	4,125,300

Total	711,400	$52.09	711,400

(1)	The Company repurchased an aggregate of 711,400 shares of the common stock pursuant to the repurchase program that the Company publicly announced on May 17, 2004.

(2)	The Company’s Board of Directors approved the repurchase by the Company up to an aggregate of 5 million shares of the common shares pursuant to the program. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association

3.2	Amended and Restated Bye-laws

10.1	Form of PartnerRe Ltd. Director Stock Option Agreement and Notice of Grant

10.2	Form of PartnerRe Ltd. Restricted Share Unit Award and Notice of Restricted Share Units

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32.1	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.

(Registrant)

By:	/s/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: November 9, 2004

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice-President & Chief Financial Officer

Date: November 9, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended Memorandum of Association *

3.2	Amended and Restated Bye-laws ‡

10.1	Form of PartnerRe Ltd. Director Stock Option Agreement and Notice of Grant #

10.2	Form of PartnerRe Ltd. Restricted Share Unit Award and Notice of Restricted Share Units #

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32.1	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

‡	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 6, 2004.

#	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 20, 2004.