Form 10-K
period 2004-12-31
PARTNERRE LTD
filed 2005-03-10
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14536

PartnerRe Ltd.

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 par value	New York Stock Exchange
6.75% Series C Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
6.50% Series D Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
PartnerRe Capital Trust I 7.9% Trust Originated Preferred Securities, $1.00 par value	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2004), was $3,045,982,730 based on the closing sales price of the Registrant’s common shares of $56.73 on that date.

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of March 1, 2005 was 54,988,806.

Documents Incorporated by Reference:

	Document	Part(s) Into Which Incorporated
(1)	Proxy Statement to be used in conjunction with the Annual General Meeting of Shareholders to be held May 10, 2005 (the “Proxy Statement”). With the exception of sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.	Part III

PART I

ITEM 1.	BUSINESS

General

PartnerRe Ltd. (the “Company” or “PartnerRe”), incorporated in Bermuda on August 24, 1993, is an international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA and Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to industrial and service companies on a worldwide basis.

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

In 1997, recognizing the limits of a continued mono-line strategy, the Company shifted its strategic focus to execute a plan to become a leading multi-line reinsurer. Through both organic growth and strategic acquisitions, the Company moved purposefully to capitalize on the benefits of diversification – both in terms of geography and business lines. On July 10, 1997, the Company completed the acquisition of PartnerRe SA, a well-established global professional reinsurer based in Paris, and on December 23, 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Re, further enhancing the Company’s expansion strategy. On August 4, 2000, the Company concluded the sale of PartnerRe Life Insurance Company of the U.S., and its subsidiaries, Republic-Vanguard Life Insurance Company, Investors Insurance Corporation and Investors Marketing Group, Inc. (collectively, “PartnerRe Life U.S.”), to SCOR Group.

Business Strategy

The Company views its business as the assumption and management of risk in the reinsurance industry. Its strategy is focused on ensuring that the Company reaches its goals for appropriate profitability. Operating Return on Equity is the metric used to measure the Company’s financial results, and consequently the Company has set a goal of 13% Operating Return on Equity over a reinsurance cycle. Operating Return on Equity is obtained by dividing operating earnings by the net book value of the common shareholders’ equity at the beginning of the year. Operating earnings are obtained by subtracting net realized investment gains or losses (net of tax) from net income available to common shareholders. Net income available to common shareholders is defined as net income less preferred share dividends. The net book value of the common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity. The Company has adopted the following five-point strategy:

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

Actively manage capital across the portfolio and over the cycle: In order to manage capital across a portfolio and over a cycle, the Company believes two things are critical: an appropriate and common measure of risk adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or to return to the shareholders. To achieve effective and efficient capital allocation, the Company has an intense focus on operating return on equity. This discipline and focus, supported by strong actuarial and financial analysis, allows the Company to make well-informed decisions at the underwriting and pricing level as well as the allocation of capital within its portfolio of reinsurance businesses.

Add value through underwriting/transactional excellence: Transactional and underwriting excellence are achieved in three principal ways: through the quality of the Company’s people, the structure they operate in, and the effectiveness of various processes and tools. Maintaining continuity and depth in the Company’s management, underwriting, actuarial and financial areas is critical to this strategy. Equally as important, the Company believes, is organizing its operations around geography, lines of business, distribution or client characteristics and providing and building the right infrastructure to continually improve its capabilities in all transactional areas: underwriting, financial reporting and controls, reserving, pricing and claims.

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

Reinsurance Operations

General

The Company provides reinsurance, which is a specialized service and risk management solution, for its clients in over 120 countries around the world. Through its subsidiaries, the Company provides reinsurance of non-life (or property-casualty) and life risks of ceding companies (or primary insurers, cedants or reinsureds) through treaties or on a facultative basis, on either a proportional or non-proportional basis. The Company’s offices are located in Bermuda, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich. At the end of 2004, the Company incorporated three subsidiaries, including an insurance and a reinsurance company, in Ireland, which are expected to begin operations in the second quarter of 2005.

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

Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level”, “retention” or “attachment point”. Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and is typically placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the upper limit of the program reverts to the ceding company.

Facultative reinsurance (proportional or non-proportional) is the reinsurance of individual risks. The reinsurer separately rates and underwrites each risk rather than assuming all or a portion of a class of risks as in the case of treaty reinsurance.

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART (Alternative Risk Transfer) and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. Together, the Non-life and ART segments represent all of the Company’s non-life business.

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

The ART segment includes finite reinsurance, structured finance and weather-related products, and since the second quarter of 2004, includes the results of the Company’s investment in Channel Re, a non-publicly traded financial guarantee reinsurer based in Bermuda.

The Life segment includes life, health and annuity lines of business.

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

Marine—The Company provides reinsurance protection and technical services relating to marine hull, cargo, transit and offshore oil and gas operations.

Special Risk—The Company provides specialized reinsurance protection for non-U.S. property and casualty business that requires specialized underwriting expertise due to the nature of the underlying risk or the complexity of the reinsurance treaty.

ART—The Company provides (re)insurance and other financial products that provide various types of property and casualty, weather and credit protection to clients. These products include structured reinsurance of property and casualty risks, including finite covers, weather derivatives and total return swaps referencing asset backed securities. The Company also has exposure to financial guaranty reinsurance through the its investment in Channel Re. Clients for these products include insurance companies, financial institutions and industrial companies. When this protection is in the form of reinsurance, the contracts may be written on either a proportional, non-proportional or facultative basis.

Life/Annuity and Health—Life treaties provide reinsurance coverage with respect to individual and group life and health risks to primary life insurers and pension funds. Annuity treaties provide reinsurance coverage to insurers who issue annuity contracts offering long-term retirement benefits to consumers who seek protection against outliving their financial resources. This business is written on both a proportional and non-proportional basis, primarily through treaty arrangements.

The Company’s business is produced both through brokers and through direct relationships with insurance companies. In North America, most business is written through brokers while in the rest of the world most business is written on a direct basis.

During the year ended December 31, 2004, the Company had one broker relationship that was the source for 10% or more of its gross premiums written. Aon Group accounted for approximately $610 million, or 16% of total gross premiums written, which represented 17% of the gross premiums written in the U.S. Property and Casualty sub-segment, 17% of the gross premiums written in the Global (Non-U.S.) Property and Casualty sub-segment, 13% of the gross premiums written in the Worldwide Specialty sub-segment and 19% of the gross premiums written in the Life segment, respectively.

The Company’s business is geographically diversified with premiums being written in over 120 countries. See Note 17 to Consolidated Financial Statements in Item 8 of Part II, for additional disclosure of the geographic distribution of gross premiums and financial information about segments.

Underwriting, Risk Management, Retrocession and Claims

Underwriting

The Company’s underwriting is conducted through specialized underwriting teams with the support of technical staff in disciplines such as actuarial, claims, legal, risk management and finance.

The Company’s underwriters generally speak the local language and/or are native to their country or area of specialization. They have developed close working relationships with their ceding company counterparts through regular visits, gathering detailed information about the cedant’s business and about local market conditions and practices. As part of the underwriting process, the underwriters also focus on the reputation and quality of the proposed cedant, the likelihood of establishing a long-term relationship with the cedant, the geographic area in which the cedant does business and the cedant’s market share, historical loss data for the cedant and, where available, historical loss data for the industry as a whole in the relevant regions, in order to compare the cedant’s historical loss experience to industry averages, and to gauge the perceived insurance and reinsurance expertise and financial strength of the cedant. The Company trains its underwriters extensively and strives to maintain continuity of underwriters within specific geographic markets and areas of specialty.

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

The Company remains liable to the extent the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. Reinsurance losses recoverable (from retrocessionaires) are reported after allowances for uncollectible amounts. The Company holds collateral, including escrow funds, securities and letters of credit, under certain retrocessional agreements. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit agency ratings being important criteria. Provisions are made for amounts considered potentially uncollectible. At December 31, 2004, the Company had $181 million of reinsurance recoverables under such arrangements and had established an allowance for uncollectible reinsurance balances recoverable of $15 million, which represented less than 8% of the balances.

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

Within the claims department, there is a special unit that provides central supervision and management of certain long-tail liability claims, including those related to environmental and similar exposures. See “Reserves—Asbestos, Environmental and Other Exposures”.

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

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies supplemented by the Company’s best actuarial estimates of mortality, morbidity, persistency and investment income, with appropriate provision for adverse deviation. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Liabilities for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts range from 1.5% to 5.5%. Actual experience for a particular period may vary from assumed experience and, consequently, may affect the Company’s operating results in future periods.

Note 4 to the Consolidated Financial Statements in Item 8 of Part II of this report provides a reconciliation of beginning and end of year balances of unpaid losses and loss expenses for the Non-life business for the years ended December 31, 2004, 2003 and 2002. See Critical Accounting Policies in Item 7 of Part II of this report for a discussion of the Company’s reserving process.

Changes in Reserves

The following table shows the development of net reserves for unpaid losses and loss expenses for non-life business. The table begins by showing the initial year-end net reserves, including IBNR, recorded at the balance sheet date for each of the ten years presented (“initial reserves”). For years prior to 1997, the Company’s gross and net reserves were equal as no retrocessional protection was purchased. The next section of the table shows the re-estimated amount of the initial reserves for each year, based on experience at the end of each succeeding year. The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves recorded at the end of each prior year is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reserves and the currently re-estimated liabilities. Annual changes in the estimates are reflected in the income statement for each year, as the liabilities are re-estimated. Reserves denominated in foreign currencies are restated at each year-end’s foreign exchange rates.

The lower section of the table shows the portion of the initial year-end reserves that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated liability that is settled and is unlikely to develop in the future. Claims paid are converted in U.S. dollars at the average foreign exchange rates during the year of payment and are not revalued at the current year foreign exchange rates. Because the claims paid are not revalued at the current year’s foreign exchange rates, the difference between the cumulative claims paid at the end of any given year and the immediately previous year represents the claims paid during the year.

Development of Loss and Loss Expense Reserves

(in thousands of U.S. dollars)

	1994	1995	1996	1997(1)	1998(2)	1999	2000	2001	2002	2003	2004
Gross liability for unpaid losses and loss expenses	$36,051	$68,426	$59,866	$1,098,527	$2,649,380	$2,616,556	$2,386,032	$3,005,628	$3,658,416	$4,755,059	$5,766,629
Retroceded liability for unpaid losses and loss expenses	—	—	—	126,112	257,398	205,982	203,180	214,891	217,777	175,685	153,018

Net liability for unpaid losses and loss expenses	$36,051	$68,426	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611
Net liability re-estimated as of:
One year later	36,051	68,426	59,866	949,203	2,189,064	2,376,763	2,111,483	3,035,309	3,806,231	4,688,964
Two years later	36,051	68,426	18,632	869,741	2,010,885	2,205,861	2,302,284	3,310,898	3,975,926
Three years later	36,051	43,134	16,373	851,427	1,912,869	2,316,164	2,489,601	3,456,250
Four years later	27,199	41,102	15,395	809,959	1,948,521	2,448,562	2,611,045
Five years later	26,192	40,124	15,013	832,798	2,044,481	2,540,927
Six years later	26,164	39,742	15,112	883,067	2,103,952
Seven years later	26,034	39,809	16,237	918,291
Eight years later	26,100	40,840	15,324
Nine years later	26,127	39,959
Ten years later	25,676

Cumulative redundancy (deficiency)	$10,375	$28,467	$44,542	$54,124	$288,030	$(130,353)	$(428,193)	$(665,513)	$(535,287)	$(109,590)
Cumulative amount of net liability paid through:
One year later	14,390	29,112	8,623	231,454	537,682	778,382	615,276	923,165	1,126,882	1,120,756
Two years later	20,751	33,911	11,653	362,692	815,231	1,060,797	960,288	1,391,301	1,713,953
Three years later	22,175	36,635	13,515	410,342	988,069	1,260,298	1,163,105	1,740,277
Four years later	23,746	38,347	13,821	417,613	1,089,279	1,373,693	1,354,886
Five years later	25,136	38,653	13,943	450,723	1,158,620	1,508,343
Six years later	25,290	38,775	14,012	472,093	1,239,898
Seven years later	25,404	38,812	14,115	513,089
Eight years later	25,434	38,896	14,265
Nine years later	25,479	39,011
Ten years later	25,508

(1)	Liability for unpaid losses and loss expenses includes, for the first time, PartnerRe SA, which the Company acquired in July 1997.

(2)	Liability for unpaid losses and loss expenses includes, for the first time, Winterthur Re, which the Company acquired in December 1998.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves provided above (in thousands of U.S. dollars):

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Reconciliation of gross reserves:
Gross liability re-estimated as of December 31, 2004	$25,676	$39,959	$15,324	$1,038,434	$2,346,850	$2,761,442	$2,847,757	$3,709,716	$4,223,689	$4,869,115
Re-estimated retroceded liability	—	—	—	120,143	242,898	220,515	236,712	253,466	247,763	180,151

Net liability re-estimated as of December 31, 2004	$25,676	$39,959	$15,324	$918,291	$2,103,952	$2,540,927	$2,611,045	$3,456,250	$3,975,926	$4,688,964

Gross cumulative redundancy (deficiency)	$10,375	$28,467	$44,542	$60,093	$302,530	$(144,886)	$(461,725)	$(704,088)	$(565,273)	$(114,056)

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies with the principal exposure being to the euro, British pound, Swiss franc, Canadian dollar and the Japanese yen and records its net reserves in the currency of the treaty. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative redundancy (deficiency) in net reserves and in some years can be the principal component. The following table provides the amount of foreign exchange included in the cumulative redundancy (deficiency) reported above as well as the redundancy (deficiency) excluding the impact of foreign exchange movements on reserves (in thousands of U.S. dollars):

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Cumulative redundancy (deficiency)	$10,375	$28,467	$44,542	$54,124	$288,030	$(130,353)	$(428,193)	$(665,513)	$(535,287)	$(109,590)
Less: deficiency due to foreign exchange	32	144	156	22,629	24,691	118,129	288,961	499,942	462,279	248,626

Cumulative redundancy (deficiency) excluding the impact of foreign exchange	$10,407	$28,611	$44,698	$76,753	$312,721	$(12,224)	$(139,232)	$(165,571)	$(73,008)	$139,036

Since 1997, movements in foreign exchange rates between accounting periods have occasionally resulted in significant variations in the reported liabilities of the Company as the U.S dollar depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves with the intent of matching the foreign exchange movements on its assets and liabilities. See “Quantitative and Qualitative Disclosures about Market Risk” contained in Item 7A of Part II of this report for a discussion of the foreign currency risk on the Company’s assets and liabilities.

The Company believes that in order to enhance the understanding of its reserve development, it is useful for investors to evaluate the Company’s reserve development excluding the impact of foreign exchange. The following table shows the development of initial reserves converted at each year’s average foreign exchange rates (in thousands of U.S. dollars). Using the historical average foreign exchange rates for the development lines of the table has the effect of linking each year’s development with that year’s income statement. Since there is generally less variation in yearly average foreign exchange rates than in balance sheet rates, this has the effect of eliminating a significant portion of the impact of foreign exchange revaluation between each year. This table should not be considered as a substitute for the table provided above as it does not reflect a significant portion of the initial reserve development that is due to foreign exchange revaluation.

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net liability for unpaid losses and loss expenses	$36,051	$68,426	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374
Net liability re-estimated as of:
One year later	36,051	68,426	59,866	914,558	2,360,763	2,410,462	2,174,981	2,846,855	3,496,102	4,440,338
Two years later	36,051	68,426	18,632	910,660	2,174,414	2,359,852	2,240,526	2,921,908	3,513,647
Three years later	36,051	43,134	16,373	931,411	2,112,196	2,384,937	2,283,941	2,956,308
Four years later	27,199	41,102	15,395	907,124	2,083,108	2,400,881	2,322,084
Five years later	26,192	40,124	15,013	891,916	2,079,706	2,422,798
Six years later	26,164	39,742	15,112	891,921	2,079,261
Seven years later	26,034	39,809	16,288	895,662
Eight years later	26,100	40,887	15,168
Nine years later	26,158	39,815
Ten years later	25,644

Cumulative redundancy (deficiency)	$10,407	$28,611	$44,698	$76,753	$312,721	$(12,224)	$(139,232)	$(165,571)	$(73,008)	$139,036

The following table summarizes the net incurred losses for the year ended December 31, 2004 relating to the current and prior accident years by sub-segment for the Company’s non-life operations, which is composed of its Non-life and ART segments (in millions of U.S. dollars):

	U.S. Property and Casualty	Global (Non-U.S.) Property and Casualty	Worldwide Specialty	ART	Total Non-Life
Net incurred losses related to:
Current year losses	$669	$706	$937	$7	$2,319
Prior years adverse (favorable) development	30	24	(193)	—	(139)

Total net incurred losses	$699	$730	$744	$7	$2,180

Asbestos, Environmental and Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2004 includes $92 million that represents an estimate of its net ultimate liability for asbestos and environmental claims (the gross liability for such claims is $105 million). Most of the net amount relates to U.S. casualty exposures arising from business written prior to January 1, 1992 by certain companies which were at the time part of the AGF Group and are currently part of PartnerRe SA or PartnerRe U.S. PartnerRe SA ceased writing industrial casualty business covering risks in the United States in 1986. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future.

The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

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

Investments

The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity and stability of portfolio income. Beyond these fundamental objectives, the Company also seeks to maximize the risk adjusted return on the portfolio subject to the limitation of accepting only prudent risk. Despite the conservative focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent to particular securities.

The Company’s investment strategy is unchanged from previous years. The Company’s investment philosophy distinguishes between those assets that are matched against existing liabilities (“liability funds”) and those that represent shareholders’ equity (“capital funds”). Liability funds are invested in investment-grade fixed income securities. Shareholders’ equity funds are available for investment in a broadly diversified portfolio, which includes investments in common stocks, investment-grade securities and less-than-investment-grade bonds and other asset classes that offer potentially higher returns.

At December 31, 2004, 65% of the Company’s total investments were in U.S. dollar denominated investments and 35% were in non-U.S. dollar denominated investments. See Item 7A in Part II of this report “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the Company’s currency management strategy.

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

The Company’s current claims paying ability and financial strength ratings from various agencies are as follows:

•	Standard & Poor’s “AA-”

•	Moody’s Investor Service “Aa3”

•	A.M. Best “A+”

•	Fitch “AA”

The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies as well as specialty reinsurers.

Management believes the Company is well positioned in terms of client services and underwriting expertise. Management believes its capitalization and strong financial ratios allow the Company to offer security to its clients. Among professional reinsurance groups, Management believes the Company ranks among the world’s ten largest professional reinsurers.

Employees

The Company had 913 employees at December 31, 2004. The Company may increase its staff over time commensurate with the expansion of operations. The Company believes that its relations with its employees are good.

Regulation

Bermuda

The Insurance Act 1978 (as amended) and Related Regulations: The Insurance Act of 1978 of Bermuda, amendments thereto and related regulations (the “Act”), which regulates the business of Partner Reinsurance Company, imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance and the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Under the Act, Partner Reinsurance Company has been designated as a Class 4 (non-life and life) insurer, which is the designation for the largest companies, requiring capital and surplus in excess of $100 million. Partner Reinsurance Company has branches in

Switzerland, Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations. In addition, the Singapore branch is subject to regulation by the Monetary Authority of Singapore and the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong. Failure to maintain required solvency and liquidity margins would prohibit the Company from declaring and paying any dividends without the prior approval of the Minister of Finance.

At December 31, 2004, Partner Reinsurance Company’s solvency and liquidity margins and statutory capital and surplus were well in excess of the minimum levels required by Bermuda regulations.

Switzerland

Foreign insurance entities that are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance and reinsurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary. Thus, the operations of the Swiss branch of Partner Reinsurance Company are exempt from insurance and reinsurance supervision. Partner Reinsurance Company has procured a taxation ruling under which the branch is subject to Swiss tax.

France

PartnerRe SA is subject to regulation, specified principally pursuant to the French Code des Assurances (the “French Insurance Code”), and to the supervision of the Commission de Controle des Assurances, des Mutuelles et des Institutions de Prevoyance (the “CCAMIP”), an independent administrative authority. Pursuant to the requirements of the French Insurance Code, French reinsurers must present and publish their accounts according to the same principles applicable to direct insurers, subject to specified adaptations relevant to reinsurers. Information required to be provided includes quarterly reports showing (1) for the relevant 3-month period, as well as for each of the prior seven 3-month periods, (i) the number of reinsurance contracts underwritten in the quarter, (ii) the aggregate amount of premiums received and losses, (iii) the aggregate amount of business and administrative costs incurred, (iv) the aggregate net amount of revenues in connection with investments and cash, (2) at the end of the relevant 3-month period, as well as at the end of the prior 3-month period, (i) the aggregate value of assets (per category of assets) supporting technical reserves and (ii) the aggregate value of other assets and (3) the estimated impact of the variation of certain external factors on assets and liabilities. In addition, reinsurers must file each year with the CCAMIP (1) their financial statements in the form to be approved by the shareholders at the annual shareholders’ meeting, (2) detailed information on the Company’s business and its assets and liabilities and (3) various technical disclosure statements. The CCAMIP has authority to monitor and compel compliance by reinsurers with requirements regarding the nature, timing and content of published information and documents.

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

United States

PartnerRe U.S. Corporation (“PartnerRe U.S. Holdings”) is a Delaware domestic holding company for its wholly owned reinsurance subsidiaries, Partner Reinsurance Company of the U.S. (“PRUS”) and PartnerRe Insurance Company of New York (“PRNY”) (PRUS and PRNY together being the “PartnerRe U.S. Insurance Companies”). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary state, New York, and all of those states where they are licensed, accredited or approved to underwrite reinsurance. Currently, the PartnerRe U.S. Insurance Companies are licensed, approved or accredited reinsurers in fifty states and the District of Columbia. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of holding companies to register and file with their state domiciliary regulatory authorities certain reports including the information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders of the PartnerRe U.S. Insurance Companies.

State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of certain inter-corporate transfers of assets, payments of dividends and certain other transactions among affiliates, as well as any material changes within the holding company structure. The insurance laws of the state of domicile of the PartnerRe U.S. Insurance Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the particular state’s chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe Ltd (the ultimate parent company of the PartnerRe U.S. Insurance Companies) could become subject to such change of control regulations and would be required to file certain notices and reports with the Superintendent of Insurance of New York prior to such acquisition.

A committee of state insurance regulators developed the National Association of Insurance Commissioners’ Insurance Regulatory Information System (“IRIS”) primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance or reinsurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Generally, a company will become subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company’s underwriting capacity. No such action has been taken with respect to the PartnerRe U.S. Insurance Companies.

The Risk-Based Capital (“RBC”) for Insurers Model Act (the “Model RBC Act”), as it applies to property and casualty insurers and reinsurers, was initially adopted by the U.S. National Association of Insurance Commissioners on December 5, 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions with respect to annual statements, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding “level” of risk-based capital. The “Company Action Level” is triggered if an insurer’s Total Adjusted Capital is less than 200% of its “Authorized Control Level RBC” (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The “Regulatory Action Level” is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The “Authorized Control Level” is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The “Mandatory Control Level” is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2004, the Total Adjusted Capital of the PartnerRe U.S. Insurance Companies exceeded applicable RBC levels.

Canada

PartnerRe SA is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions, Canada (the “Superintendent”) supervises the application of the Act. The Company’s Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in the Order to insure risks in Canada limited to the business of reinsurance and is licensed in the Provinces of Quebec and Ontario. The Company maintains sufficient assets, vested in trust at a Canadian financial institution approved by the Superintendent, to allow the branch to meet statutory solvency requirements as defined by the regulation. Statutory information required by federal and provincial insurance regulators for both property and casualty and life business includes (1) a yearly business plan (property and casualty and life), (2) quarterly and year-end returns including general information, financial statements, statutory compliance reports and various investment, technical and other information, (3) an auditor’s report, and (4) an opinion of an appointed actuary.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, Partner Reinsurance Company, PartnerRe SA and the PartnerRe U.S. Companies is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Canada, France, Hong Kong, Ireland, Japan, Luxembourg, Norway, Singapore, South Korea, Switzerland and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

The Company and Partner Reinsurance Company have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or Partner Reinsurance Company or to any of their operations or the shares, debentures or other obligations of the Company or Partner Reinsurance Company until 2016. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and Partner Reinsurance Company are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to the property leased to Partner Reinsurance Company.

United States

PartnerRe U.S., PRUS, PRNY, PartnerRe Asset Management and PartnerRe New Solutions (collectively the “PartnerRe U.S. Companies”) transact business in and are subject to taxation in the United States. The Company believes that it and its subsidiaries, other than the PartnerRe U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend successfully that the Company, Partner Reinsurance Company, or PartnerRe SA are engaged in a trade or business in the United States. The maximum federal tax rate currently is 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, the U.S. branch profits tax of 30% is imposed each year on a corporation’s earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payor, on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code (such as dividends and interest on certain investments).

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to Partner Reinsurance Company or PartnerRe SA is 1% of gross premiums.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While there is no currently pending legislative proposal which, if enacted, would have a material adverse effect on the Company or its subsidiaries, it is possible that broader-based legislative proposals could emerge in the future that would have an adverse impact.

France

The Company’s French subsidiaries, PartnerRe Holdings SA and PartnerRe SA, carry on business in, and are subject to taxation in, France. The current statutory rate of tax on corporate profits in France is 34.93%, which reduced from 35.43% on January 1, 2005. Payments of dividends by PartnerRe Holdings SA to the Company will be subject to withholding taxes.

Switzerland

Partner Reinsurance Company operates a branch in Switzerland that is subject to Swiss taxation, mainly on profits and capital. To the extent that net profits are generated they are taxed at a rate of approximately 22% which reduced from 25% on January 1, 2005. The branch pays capital taxes at a rate of approximately 0.4% on its imputed branch capital calculated according to the procured taxation ruling.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investor information pages of its website, located at www.partnerre.com. Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

ITEM 2.	PROPERTIES

The Company leases office space in Bermuda where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, including Paris, Greenwich (Connecticut), Toronto, Zurich, Santiago, Tokyo, Seoul, Singapore, Dublin, Mexico and Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

In the fourth quarter of 2004, a decision was reached in the arbitration matter between Diamond State Insurance Company (“Diamond State”) and Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. (collectively “PartnerRe”). The decision made by the arbitration panel directed PartnerRe to pay to Diamond State approximately $19 million. On payment of the award, Diamond State paid to PartnerRe approximately $1 million that had been held as an offset against the amount claimed to be owed to Diamond State by PartnerRe.

As of December 31, 2004, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange:

Common shares	PRE
6.75% Series C cumulative preferred shares	PRE-PrC
6.5% Series D cumulative preferred shares	PRE-PrD
PartnerRe Capital Trust I - 7.9% cumulative preferred shares	PRE-PrT

As of March 7, 2005, the approximate number of common shareholders was 13,500.

The following table provides information about purchases by the Company during the quarter ended December 31, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced program(1)(2)	(d) Maximum number of shares that may yet be purchased under the program
10/01/2004-10/31/2004	—		—		—	4,125,300
11/01/2004-11/30/2004	39,100		$59.23		39,100	4,086,200
12/01/2004-12/31/2004	2,000,000	(3)	$62.42	(3)	2,000,000	2,086,200

Total	2,039,100		$62.36		2,039,100

(1)	The Company repurchased an aggregate of 2,039,100 shares of the common stock pursuant to the repurchase program that the Company publicly announced on May 17, 2004.

(2)	The Company’s Board of Directors approved the repurchase by the Company up to an aggregate of 5 million common shares pursuant to the program. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

(3)	The Company repurchased 2,000,000 common shares through an accelerated share repurchase that the Company announced on December 23, 2004. The shares were purchased from Deutsche Bank AG, an investment bank, under an accelerated share repurchase agreement at $62.42 per share, subject to a final price adjustment. Deutsche Bank AG or one of its affiliates expects to purchase 2 million common shares of the Company in the open market over the next twelve months. The final adjustment under the agreement will be based on the volume weighted average daily market price of the Company’s shares and will be payable or receivable once Deutsche Bank AG has completed its share purchases.

Other information with respect to the Company’s common shares and related stockholder matters is contained in Notes 10, 11, 12, 13 and 18 to Consolidated Financial Statements in Item 8 of this report; and under the caption “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference to this item.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

(Expressed in millions of U.S. dollars, except share and per share data)

The following Selected Consolidated Financial Data is presented in accordance with accounting principles generally accepted in the United States. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements.

	For the year ended December 31,
Operating Data	2004	2003	2002	2001	2000
Gross premiums written	$3,888	$3,625	$2,706	$1,878	$1,440
Net premiums written	3,853	3,590	2,655	1,825	1,380
Net premiums earned	$3,734	$3,503	$2,426	$1,634	$1,314
Net investment income	298	262	245	240	274
Net realized investment gains (losses)	117	87	(7)	20	(63)
Other income	24	21	6	1	—
Total revenues	$4,173	$3,873	$2,670	$1,895	$1,525
Losses and loss expenses and life policy benefits	2,476	2,366	1,716	1,632	976
Total expenses	3,673	3,381	2,450	2,149	1,427
Income (loss) before distributions related to trust preferred and mandatorily redeemable preferred securities and taxes	$500	$492	$220	$(254)	$98
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	22	27	3	—
Income tax expense (benefit)	8	2	3	(69)	(44)
Net income (loss) before cumulative effect of adopting new accounting standard, net of tax	$492	$468	$190	$(188)	$142
Cumulative effect of adopting new accounting standard, net of tax	—	—	—	28	—
Net income (loss)	$492	$468	$190	$(160)	$142
Diluted net income (loss) per common share	$8.71	$8.13	$3.28	$(3.60)	$2.41
Non-life Ratios
Loss ratio	65.4%	65.6%	69.3%	100.4%	70.2%
Acquisition ratio	23.0	22.2	22.0	22.7	24.3
Other operating expense ratio	5.9	5.5	5.5	6.3	6.8
Combined ratio	94.3%	93.3%	96.8%	129.4%	101.3%
Dividends Declared and Paid per Common Share	$1.36	$1.20	$1.15	$1.10	$1.04

	December 31,
Balance Sheet Data	2004	2003	2002	2001	2000
Total investments and cash	$8,398	$6,797	$5,185	$4,411	$3,882
Total assets	12,511	10,903	8,548	7,173	6,177
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	7,044	5,917	4,474	3,699	3,059
Long-term debt	220	220	220	220	220
Debt related to trust preferred securities	206	206	—	—	—
Mandatorily redeemable preferred securities	—	200	200	200	—
Trust preferred securities	—	—	200	200	—
Shareholders’ equity	3,352	2,594	2,077	1,748	2,086
Diluted book value per common and common share equivalents	$50.99	$42.48	$34.02	$29.05	$35.54
Weighted average number of common and common share equivalents outstanding	54.0	53.9	51.9	50.1	50.7
Number of common shares outstanding	54.9	53.7	52.4	50.2	50.1

In 2000, the Company disposed of PartnerRe Life U.S. (See Note 1 to Consolidated Financial Statements.) The Company adopted SFAS 133 in 2001, SFAS 142 in 2002, and SFAS 150 and FIN46(R) in 2003. (See Note 2 to Consolidated Financial Statements.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect on the Company of future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as the following:

Risks Related to our Company

The following review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “forecast,” “evaluate,” “will likely result” or “will continue” or words of similar impact generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The volatility of the business that we underwrite may result in volatility of our earnings and limit our ability to write future business.

Catastrophe reinsurance comprises approximately 9% of our net premiums written. Catastrophe losses result from events such as windstorms, hurricanes, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity, particularly since we usually provide reinsurance that pays only after the primary insurer has experienced a specified level of loss, which tends to reduce our exposure to higher-frequency, lower-severity losses. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

We write other lines of business that can be affected by large losses, including property, agriculture, motor, casualty, marine, aviation/space, credit/surety, other lines, life/annuity and health. The Company also provides derivative and insurance/reinsurance solutions for complex financial risks that can also result in large losses. Major loss events we have experienced in the last three years include losses of $347 million resulting from the September 11 terrorist attack, $132 million from the European floods that occurred during the third quarter of 2002, and $137 million from the Atlantic hurricanes in the third quarter of 2004. We endeavor to manage our exposure to catastrophe and other large losses by:

•	attempting to limit our aggregate exposure on catastrophe reinsurance in any particular geographic zone defined by us and attempting to limit our exposure to per risk reinsurance,

•	selective underwriting practices,

•	diversification of risks by geographic area and by lines and classes of business, and

•	to a certain extent by purchasing retrocessional reinsurance.

Notwithstanding the foregoing, the effect of a single catastrophic event or series of events affecting one or more geographic zones, or changes in the relative frequency or severity of catastrophic or other large loss events, could reduce our earnings and limit the funds available to make payments on future claims. The effect of an increase in frequency of mid-size losses in any one reporting period affecting one or more geographic zones, such as an unusual level of hurricane activity, could also reduce our earnings. Should we incur a substantial catastrophe loss, our ability to write future business may be adversely impacted.

If actual losses exceed our estimated loss reserves our net income will be reduced.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that we write. Loss reserves do not represent an exact calculation of liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect our expectations of the costs of the ultimate settlement and administration of claims. Losses for short-tailed business, which include most types of property catastrophe losses (property, motor, physical damage, aviation hull, marine, etc.), tend to be reported promptly and settled within a short period of time. However, losses for casualty and liability lines, which business we are currently growing, often take longer to discover, and frequently can be impacted by lengthy, unpredictable litigation and by the inflation of loss costs generally over time.

We expect our casualty business to produce claims that frequently will be resolved only through lengthy and unpredictable litigation. The measures required to resolve such claims, including the adjudication process, present more reserve challenges than property-related losses (which tend to be reported more promptly than casualty claims and to be settled more often within a relatively shorter period of time). As a consequence of litigation in all of our lines of business, actual claims and claim expenses paid may substantially deviate from the reserve estimates reflected in our financial statements.

As a result, even when losses are identified and reserves are established for any line of business, ultimate losses and loss adjustment expenses (that is, the administrative costs of managing and settling claims) paid may deviate, perhaps substantially, from estimates reflected in loss reserves in our financial statements. If our loss reserves for business written are inadequate, we will be required to increase loss reserves in the period in which we identify the deficiency. This could cause a material increase in our liabilities, a reduction in our profitability and a reduction of capital. Under U.S. GAAP, we are not permitted to establish loss reserves with respect to our catastrophe reinsurance until an event that may give rise to a claim occurs.

Although we did not operate prior to 1993, we assumed certain asbestos and environmental exposures through our acquisitions. Our reserves for losses and loss adjustment expenses include an estimate of our ultimate liability for asbestos and environmental claims for which we cannot estimate the ultimate value using traditional reserving techniques, and for which there are significant uncertainties in estimating the amount of our potential losses. We and certain of our subsidiaries have received and continue to receive notices of potential reinsurance claims from ceding insurance companies which have in turn received claims asserting asbestos and environmental losses under primary insurance policies, in part reinsured by us. Such claims notices are often precautionary in nature and generally are unspecific, and the primary insurers often do not attempt to quantify the amount, timing or nature of the exposure. Given the lack of specificity in some of these notices, and the legal and tort environment that affects the development of claims reserves, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. In addition, the reserves that we have established may be inadequate. If ultimate losses and loss adjustment expenses exceed the reserves currently established, we will be required to increase loss reserves in the period in which the deficiency is identified to cover any such claims. This could cause a material increase in our liabilities, a reduction in our profitability and a reduction of capital.

We could face unanticipated losses from man-made catastrophic events and these or other unanticipated losses could impair our financial condition, reduce our profitability and decrease the market price of our shares.

We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of terrorism, acts of war and political instability, or from other perils. Although we may exclude losses from terrorism and certain other similar risks from some coverage written by us, we may continue to have exposure to such unforeseen or unpredictable events. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. Under U.S. GAAP, we are not permitted to establish reserves for potential losses associated with man-made or other catastrophic events until an event that may give rise to such losses occurs. If such an event were to occur, our reported income would decrease in the affected period. In particular, unforeseen large losses could reduce our profitability or impair our financial condition. Over time, if the severity and frequency of these events remains higher than in the past, it may impact our ability to write future business.

Emerging claim and coverage issues could adversely affect our business.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance, reinsurance and other contracts. These developments and changes may materially adversely affect us. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration, and litigation.

The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages, and in particular our casualty reinsurance contracts, may not be known for many years after a contract is issued. In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claims handling and other practices.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require considerable additional expense to comply, including if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, which would impact overall earnings.

Since we rely on a few reinsurance brokers for a large percentage of our business, loss of business provided by these brokers could reduce our premium volume and net income.

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2004, approximately 64% of gross premiums were produced through brokers. In 2004, we had one broker that accounted for 10% or more of our gross premiums written. This broker accounted for 16% of gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. Loss of all or a substantial portion of the business produced by significant brokers could significantly reduce our premium volume and net income.

We are exposed to credit risk relating to our reinsurance brokers and cedants and other counterparties.

In accordance with industry practice, we may pay amounts owed under our policies to brokers, and they in turn pay these amounts to the ceding insurer. In some jurisdictions, if the broker fails to make such an onward payment, we might remain liable to the ceding insurer for the deficiency. Conversely, the ceding insurer will pay premiums to the broker, for onward payment to us in respect of reinsurance policies issued by us. In certain jurisdictions, these premiums are considered to have been paid to us at the time that payment is made to the broker, and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. We may not be able to collect all premiums receivable due from any particular broker at any given time. We also assume credit risk by writing business on a funds withheld basis. Under such arrangements the cedant retains the premium they would otherwise pay to the reinsurer to cover future loss payments. In addition, we may be exposed to credit risk from transactions involving derivative counterparties and the credit risk of reinsurers from whom we may purchase retrocessional reinsurance.

If we are downgraded by rating agencies, our standing with brokers and customers could be negatively impacted and our premiums and earnings could decrease.

Third party rating agencies assess and rate the claims paying ability and financial strength of insurers and reinsurers, such as the Company’s subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance”), Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”) and PartnerRe SA. These ratings are based upon criteria established by the rating agencies, and the rating agencies will periodically evaluate our reinsurance operations to confirm that we continue to meet the criteria of the ratings that have been assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors and criteria established independently by each rating agency, and are not an evaluation directed to investors in our common shares, preferred shares or debt securities and are not a recommendation to buy, sell or hold our common shares, preferred shares or debt securities.

Rating agencies may downgrade or withdraw their ratings in the future if we do not continue to meet the then current criteria of the ratings previously assigned to us. If these ratings are significantly downgraded (by one or more categories), our competitive position in the reinsurance industry may suffer, and it may be more difficult for us to market our products. Certain business that we write contains terms that give the ceding company or derivative counterparties the right to terminate cover and/or require collateral if our ratings are downgraded. A downgrade could result in a significant reduction in the number of reinsurance/insurance and derivative contracts we write and in a substantial loss of business as client companies, and brokers that place our business, move to other competitors with higher ratings.

The exposure of our investments to interest rate, credit and market risks may limit our net investment income and net income.

We invest the net premiums we receive until such time as we pay out losses. Investment results comprise a substantial portion of our income. For the year ended December 31, 2004, we had net investment income of $298 million, which represented approximately 7.1% of total revenues. While our Management has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to interest rate risks, credit and default risk, liquidity risks and market volatility.

Changes in interest rates can negatively affect us in two ways. In a declining interest rate environment, we will be required to invest our funds at lower rates, which would have a negative impact on investment income. In a rising interest rate environment, the market value of our fixed income portfolio may decline, thereby reducing our capital and potentially affecting our ability to write business.

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities, including high yield bonds, bank loans, and convertible bonds. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income and capital.

We invest a portion of our portfolio in common stock or equity-related securities. The value of these assets fluctuates with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income and capital. Convertible bonds have both a debt and an equity component due to the option to convert the fixed income security to an equity form. Therefore, convertible bonds have both credit and interest rate risk as described above as well as equity volatility risk.

We also invest in “alternative investments”, which have different risk characteristics than traditional equity and fixed maturity securities. These alternative investments include hedge fund investments, a European high yield credit fund and private equity partnerships. Our percentage allocation to these alternative investments, which at December 31, 2004, was approximately one percent of our total investment portfolio, will likely increase.

Fluctuations in interest rates and exposure to losses in the fixed income and equity portfolios or in our alternative investments may reduce our income in any period or year or cause a significant reduction in our capital.

Foreign currency fluctuations may reduce our operating results and our capital levels.

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results and level of capital may be reduced by fluctuations in foreign currency exchange rates.

Our credit and International Swap Dealers Association (“ISDA”) agreements may limit our financial and operational flexibility which may affect our ability to conduct our business.

We have incurred indebtedness, and may incur additional indebtedness in the future. Additionally, we have entered into credit facilities and ISDA agreements with various institutions. Under these credit facilities the institutions provide revolving lines of credit to us and our major operating subsidiaries and issue letters of credit to our clients in the ordinary course of business.

The agreements relating to our debt, credit facilities and ISDA agreements contain various covenants that may limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. Some of these agreements also require us to maintain specified ratings and financial ratios, including a minimum net worth covenant. If we fail to comply with these covenants or meet required financial ratios, the lenders or counterparties under these agreements could declare a default and demand immediate repayment of all amounts owed to them.

If we are in default under the terms of these agreements, then we would also be restricted in our ability to declare or pay any dividends, redeem, purchase or acquire any shares and make a liquidation payment with respect thereto.

If our non-U.S. operations become subject to U.S. taxation, our net income and cash flow will decrease.

We believe that we, Partner Reinsurance and PartnerRe SA have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the United States and, on this basis, do not expect that we, Partner Reinsurance or PartnerRe SA will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S.-source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Internal Revenue Service (“IRS”) may contend that we, Partner

Reinsurance or PartnerRe SA are engaged in a trade or business in the United States. If we, Partner Reinsurance or PartnerRe SA are subject to U.S. income tax, our shareholders’ equity and earnings will be reduced by the amount of such taxes, which could be material.

Partner Reinsurance Company of the U.S., PartnerRe Insurance Company of New York, PartnerRe Asset Management and PartnerRe New Solutions Inc. are wholly-owned subsidiaries of PartnerRe U.S. Corporation, conduct business in the United States and are subject to U.S. corporate income taxes.

We are a holding company and, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations.

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries. We rely primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, shareholder dividends and other obligations of the holding company that may arise from time to time. We expect future dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries to us is limited under Bermuda and French law and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business.

Our reinsurance subsidiaries may not always be able to, or may not, pay dividends to us sufficient to pay our operating expenses, shareholder dividends or our other obligations. The payment of dividends by Partner Reinsurance to us is limited under Bermuda law and regulations. Under the Insurance Act 1978 and amendments thereto, including the Insurance Amendment Act 1995, and related regulations, Partner Reinsurance is prohibited from paying dividends in any one calendar year of more than 25% of its statutory capital and surplus as of the beginning of such year, unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements, and from declaring or paying any dividends without the approval of the Bermuda Monetary Authority if it failed to meet its required margins in the previous fiscal year. The Insurance Act requires Partner Reinsurance to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, Partner Reinsurance is prohibited under the Insurance Act from reducing its statutory capital as of the beginning of any year by more than 15% in any one year without the approval of the Bermuda Monetary Authority.

PartnerRe SA’s ability to pay dividends is subject to French laws and regulations governing French companies generally. Although PartnerRe SA’s ability to pay dividends to us is not restricted under current French laws and regulations specifically applicable to reinsurers, the amount of cash dividends that may be paid in any twelve-month period is generally limited to the net after-tax profits (determined under French accounting and tax rules) generated in that twelve-month period. PartnerRe U.S. may generally pay cash dividends only out of earned statutory surplus. Currently, PartnerRe U.S. has negative earned surplus and therefore cannot pay dividends without prior regulatory approval.

Because we are a holding company, our right, and hence the right of our creditors and shareholders, to participate in any distribution of assets of any subsidiary of ours, upon our liquidation or reorganization or otherwise, is subject to the prior claims of policyholders and creditors of these subsidiaries.

If we cannot obtain work permits or extensions of work permits, we may lose the services of some of our Executive Committee members.

Under Bermuda law, non-Bermudians, other than spouses of Bermudians and long-term residents, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after proper public advertisement, no Bermudian or spouse of a Bermudian is available who meets the minimum standards for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees.

As of March 2005, two members of our Executive Committee require a work permit and are designated key employees by the Department of Immigration, subject to maintaining our status as a good corporate citizen. If we lose our status as a good corporate citizen, these members of the Executive Committee may lose their designation as key employees and may consequently be restricted to the six-year term limit. If these work permits are not renewed, we could lose the services of these members of our Executive Committee in our Bermuda office.

We have imposed various limitations on voting and ownership of our shares, which will limit the ability of investors to acquire more than a certain percentage of our voting shares. The anti-takeover provisions in our bye-laws may discourage takeover attempts.

Under our bye-laws, subject to waiver by our board of directors, no transfer of our common shares or preferred shares is permitted if such transfer would result in a shareholder controlling more than 9.9% of the voting power of our outstanding shares. Any person controlling more than the specified number of shares will be permitted to dispose of any shares purchased which violate the restriction. If we become aware of such ownership, our bye-laws provide that the voting rights with respect to shares directly or indirectly beneficially or constructively owned by any person so owning more than 9.9% of the voting power of the outstanding shares, including our common shares and preferred shares, will be limited to 9.9% of the voting power. The voting rights with respect to all shares held by such person in excess of the 9.9% limitation will be allocated to the other holders of shares, pro rata based on the number of shares held by all such other holders of shares, subject only to the further limitation that no shareholder allocated any such voting rights may exceed the 9.9% limitation as a result of such allocation.

Our bye-laws also contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. These provisions include a classified board of directors, meaning that the members of only one of three classes of our directors are elected each year, and could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging change in management and takeover attempts in the future.

Investors may encounter difficulties in service of process and enforcement of judgments against us in the United States.

We are a Bermuda company and certain of our officers and directors are residents of various jurisdictions outside the United States. All, or a substantial portion, of the assets of our officers and directors and of our assets are or may be located in jurisdictions outside the United States. Although we have appointed an agent and irrevocably agreed that it may be served with process in New York with respect to actions against us arising out of violations of the United States Federal securities law in any Federal or state court in the United States, it could be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States, or to enforce against us or our directors and officers judgments of a United States court predicated upon civil liability provisions of United States Federal securities laws.

There is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a United States judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the United States court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a United States court that is final and for a sum certain based on United States Federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the United States court, and the issue of submission and jurisdiction is a matter of Bermuda (not United States) law.

In addition to and irrespective of jurisdictional issues, Bermuda courts will not enforce a United States Federal securities law that is either penal or contrary to public policy. An action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entered by a Bermuda court. Certain remedies available under the laws of United States jurisdictions, including certain remedies under United States Federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim can be brought in Bermuda against us or our directors and officers in the first instance for violation of United States Federal securities laws because these laws have no extra jurisdictional effect under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Risks Related to our Industry

Our profitability is affected by the cyclical nature of the reinsurance industry.

Historically, the reinsurance industry has experienced significant fluctuations in operating results due to competition, levels of available capacity, trends in cash flows and losses, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary insurers, including catastrophe losses, and prevailing general economic conditions. The supply of reinsurance is related directly to prevailing prices and levels of capacity that, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. If any of these factors were to result in a decline in the demand for reinsurance or an overall increase in reinsurance capacity, our profitability could decrease.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive. We compete with a number of worldwide reinsurance companies, including, but not limited to, Swiss Re, Munich Re, Everest Re Group Ltd, Transatlantic Reinsurance Company, Berkshire Hathaway’s General Re, the ERC Group’s Employers Re, Lloyds, AXA Group, Hannover Re and Platinum Underwriters and reinsurance operations of certain primary insurance companies, such as ACE Limited, XL Capital and Axis Capital. Competition in the types of reinsurance business that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, premium charges, other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines of reinsurance to be written. Some competitors have greater financial, marketing and management resources and higher credit ratings than ours.

Political, regulatory and industry initiatives could adversely affect our business.

Increasingly, governmental authorities in both the U.S. and worldwide are examining the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry to the financial system or to policyholders, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulation in our industry in the future.

For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the U.S. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and required that coverage for terrorist acts be offered by insurers. It is possible that TRIA will not be renewed at the end of 2005. We are currently unable to determine with certainty the impact that TRIA’s non-renewal could have on us.

Current legal and regulatory activities relating to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional insurance products could affect our business and our industry.

Recently, the insurance industry has experienced substantial volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes and the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance and reinsurance products.

At this time, we are unable to predict the potential effects, if any, that these investigations may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could materially and adversely affect our business.

Operational risks, including human or systems failures, are inherent in our business.

Operational risk and losses can result from fraud, errors by employees, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events.

We believe our modeling, underwriting and information technology and application systems are critical to our business. Moreover, our technology and applications have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our technology or applications will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation, or increased expense. We believe appropriate controls and mitigation actions are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but if such controls and actions are not effective, the adverse effect on our business could be significant.

Regulatory constraints may restrict our ability to operate our business.

Our reinsurance operations are carried out through three main subsidiaries, Partner Reinsurance in Bermuda (which also operates branches in Switzerland, Singapore, Labuan and Hong Kong and representative offices in Mexico and Chile), PartnerRe U.S. in Greenwich, Connecticut and PartnerRe SA in Paris. PartnerRe SA also operates a branch in Canada and representative offices in Tokyo and South Korea. Thus, our reinsurance operations are subject to certain insurance laws in each of these jurisdictions.

Our Bermuda-based reinsurance subsidiary, Partner Reinsurance, is not admitted to do business in the United States. The insurance laws of each state of the United States regulate the sale of insurance and reinsurance within their jurisdiction by foreign insurers, such as Partner Reinsurance, which are not admitted to do business within such jurisdiction. Partner Reinsurance does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance or reinsurance activities in any state of the United States where the conduct of such activities would require that Partner Reinsurance be so admitted. Accordingly, Partner Reinsurance does not believe that it is, or will be, in violation of insurance laws of any state in the United States. However, inquiries or challenges relating to the activities of Partner Reinsurance (or other of our subsidiaries) may be raised in the future. In addition, Partner Reinsurance’s location, regulatory status or restriction on its activities resulting from its regulatory status may limit its ability to conduct business. In general, the statutes and regulations applicable to Partner Reinsurance are less restrictive than those that would be applicable if it were subject to the insurance laws of any state in the United States.

The insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including Europe and the United States and various states within the United States. It is not possible to predict the future impact of changing laws or regulations on our operations, and any such changes may limit the way we conduct our business.

Our main subsidiaries’ regulatory environments are described as follows:

Bermuda. Partner Reinsurance is a registered Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the Bermuda Monetary Authority require Partner Reinsurance to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may in effect restrict Partner Reinsurance’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

Partner Reinsurance does not maintain a principal office, and intends to conduct its business such that its personnel do not solicit, advertise, settle claims or conduct other activities to the extent that these activities would constitute the transaction of the business of insurance or reinsurance, in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Partner Reinsurance does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to Partner Reinsurance’s insurance or reinsurance activities may still be raised in the future.

United States of America. PartnerRe U.S. is organized and domiciled in the State of New York and, as a result, is subject to New York law and regulation under the supervision of the Superintendent of Insurance of the State of New York. The purpose of the state insurance regulatory statutes is to protect U.S. insureds and U.S. ceding insurance companies, not our shareholders. Among other matters, state insurance regulations require PartnerRe U.S. to maintain minimum levels of capital, surplus and liquidity, require PartnerRe U.S. to comply with applicable risk-based capital requirements and impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of PartnerRe U.S. to write new business or distribute assets to PartnerRe Ltd.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

Switzerland. Partner Reinsurance operates a branch in Switzerland and as such, the regulations in Bermuda apply to this branch. This branch is not regulated specifically in Switzerland, but global reinsurance regulations could be introduced which could result in a changed regulatory environment and may impact how we do business.

France. PartnerRe SA is subject to regulations in France and the EU. There are regulations about to be made applicable to French reinsurers that dictate investment portfolio contents and solvency ratios. There are further regulatory moves to reconcile the regulations applicable to insurance companies to reinsurance companies. We believe these regulations will become more robust over time. These new regulations and statutes may over time restrict PartnerRe SA’s ability to write reinsurance business.

Executive Overview

The Company operates on a global basis providing multi-line reinsurance capacity to insurance companies. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength.

Reinsurance is by its nature a risk assumption business. The Company’s philosophy is to assume its clients’ risks, thereby removing the volatility associated with these risks, and then manage the risks and risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed.

The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events, and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a greater degree of risk than the market average, managing its capital across its risk portfolio and over the duration of the cycle, transactional excellence, and utilizing internal financial capabilities to achieve superior returns on capital.

The Company was first established in 1993 as a specialty catastrophe reinsurer. Recognizing the limitations and inherent volatility in writing a single line of business, the Company made a strategic shift to diversify its risk portfolio. The Company began pursuing acquisition opportunities, and in 1997 acquired French reinsurer SAFR, and then the following year acquired the reinsurance operations of the Winterthur Group. Through these acquisitions and organic growth, the Company has evolved into a leading multi-line reinsurer. The Company writes business from four principal locations: Bermuda, Greenwich (Connecticut), Zurich and Paris. Risks reinsured include property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, life/annuity and health, and alternative risk transfer solutions. Through its broad product and geographic diversification, its excellent execution capabilities, and its local presence in most major markets, the Company is able to respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world. Today, the Company has more than 900 employees and does business in more than 120 countries around the world.

The Company writes business through its wholly owned subsidiaries Partner Reinsurance Company Ltd., PartnerRe SA, and Partner Reinsurance Company of the U.S. The parent company, PartnerRe Ltd. reports on three operating segments: Non-Life, which comprises its traditional property and casualty business in the U.S. (U.S Property and Casualty sub-segment) and the rest of the world (Global Property and Casualty sub-segment) and its significant specialty lines business (Worldwide Specialty sub-segment); Life; and Alternative Risk Transfer (ART). Each segment has its own business units, which are aligned either by market, line of business, or client buying patterns.

The Company generates its revenue primarily from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply and demand, and the amount of capital in the industry. The reinsurance business is also influenced by several other factors including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions. Throughout the late 1990s, the industry’s operating profitability and cash flows declined as a result of declining prices, a deterioration in terms and conditions and increasing loss costs. These negative trends were, however, offset by high investment returns that led to continued growth in capital. Premium rates began to increase in 2001, when the large loss events of that year, including the September 11 tragedy and the Enron bankruptcy, in addition to steep declines in interest rates and equity values, added to the pressure for improvements in pricing and underwriting conditions. In January 2002 through the middle of 2003, the Company experienced the strongest renewal seasons in over five years.

In the second half of 2003, the Company began to see a flattening in the rate of improvements in the terms and conditions of the most profitable lines and a slower rate of improvement in those lines that had not yet reached their peak in terms of profitability. From the middle of 2003 to the end of 2004, this resulted in a slower growth rate in pricing although there was good pricing discipline in the industry. During the January 1, 2005 renewals the Company saw increased competition in the industry, which led to a modest deterioration in prices. Although certain lines, primarily the Life business and the U.S. casualty business saw modest rate increases or at least price stability, the majority of lines, including property and short-tail specialty lines of business saw rate decreases. In addition, there were more net retentions by primary insurance companies, and companies discontinuing lines of business altogether. The deterioration in market conditions that the Company has seen, however, has been generally orderly and gradual. The Company expects premium volume will be stable to down approximately 5% during 2005, with a continuation of this trend into 2006. The Company believes that the industry has reached the peak of the current underwriting profitability cycle.

A key challenge facing the Company in the coming years will be to manage through the less profitable portion of the reinsurance industry cycle. The Company is confident in its long-term strategy, and believes that by closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification of its portfolio, it will continue to optimize returns. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management believes it has achieved appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and that this diversification, in addition to the financial strength of the Company, and its strong global franchise, will help to mitigate the decline in underwriting profitability over the next few years.

The Company also generates revenue from its substantial and high quality investment portfolio. The Company follows conservative investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. Liability funds are used to support the Company’s net reinsurance liabilities, defined as the Company’s reinsurance liabilities net of the reinsurance assets, and are matched in size, currency and duration with existing liabilities in the Company’s underwriting portfolio. The Company invests the liability funds in high-quality fixed income securities with the primary objective of preserving liquidity and protecting capital. Capital funds are used to generate shareholder returns and are invested in investment-grade and less-than-investment-grade fixed income securities and equity instruments.

In addition to revenues generated from its underwriting operations and investment activities, the Company’s profitability is also based upon the level of its losses and loss expenses. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written. The Company’s non-life net reserve position at December 31, 2004 was $5.6 billion. Management believes that it follows conservative investing and reserving policies in pursuit of a strong financial position.

Critical Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s accounting policies are more fully described in Note 2 to its Consolidated Financial Statements. The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The following presents a discussion of those accounting policies that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. These critical accounting policies should be read in conjunction with the Company’s Notes to Consolidated Financial Statements for a full understanding of the Company’s accounting policies.

Losses and Loss Expenses and Life Policy Benefits

Because a significant amount of time can lapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company (“the primary company” or “the cedant”), the subsequent reporting to the reinsurance company (“the reinsurer”) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses is based largely upon estimates. The Company categorizes unpaid losses and loss expenses into three types of reserves: reported outstanding loss reserves (“case reserves”), additional case reserves (“ACR”) and incurred but not reported (“IBNR”) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACR are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACR. Unlike case reserves and ACR, IBNR reserves are generally calculated in the aggregate for each line of business and they cannot usually be identified as reserves for a particular loss or treaty. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss expenses associated with the loss reserves (“ULAE”) and these form part of the Company’s loss adjustment expense reserves. The Company’s Non-life loss reserves for each category and sub-segment are reported in the table later in this section.

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the “reporting tail.” Lines of business for which claims are reported quickly are commonly referred to as “short-tailed” lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as “long-tailed” lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. For both short and long-tailed lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACR from total reserves.

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The losses on each treaty for every underwriting year are assigned to a reserving cell. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (“accident year”), or the calendar year for which financial results are reported. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g. reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company’s estimates of losses and loss expense liabilities are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid loss development methods, incurred loss development methods, paid Borhuetter Ferguson methods (B-F), incurred B-F methods, loss ratio methods and Bektander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In the case of asbestos and environmental claims, the Company has established reserves for future loss and allocated loss expenses based on the results of an actuarial study, which considered the underlying exposures of the Company’s cedants.

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts reported by the Company’s cedants, loss payments made by the Company’s cedants, and premiums written and earned by the Company. The actuarial methods used by the Company to project its liabilities recorded today but that will be paid in the future (“future liabilities”) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open because, due to the nature of the Company’s business, this information is not routinely provided by the cedants for every treaty. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves.

The Company examines loss development trends by underwriting year to determine various assumptions that are required as inputs in the actuarial methodologies it employs. These typically involve the analysis of historical loss development trends by reserving cell and by underwriting year, and the calculation of long-term averages. In addition, the Company utilizes external or internal benchmark sources of information for the reserving cells for which the Company does not have sufficient loss development data to calculate credible trends.

Several underlying assumptions are used in the construction of average trends and their subsequent use in the actuarial methodologies we employ. The validity of these underlying assumptions is reviewed periodically and if appropriate, modifications are made in the selection of average trends or other reserving inputs to reflect deviations from the underlying assumptions. Critical underlying assumptions are:

(i)	the cedant’s business practices will proceed as in the past with no material changes either in submission of accounts or cash flows;

(ii)	any internal delays in processing accounts received by the cedant are not materially different from that experienced historically, and hence the implicit reserving allowance made in loss reserves through our methods continues to be appropriate;

(iii)	case reserve reporting practices, particularly the methodologies used to establish and report case reserves, are unchanged from historical practices;

(iv)	the Company’s internal claim practices, particularly the level and extent of use of ACRs are unchanged;

(v)	historical levels of claim inflation can be projected into the future and will have no material effect on either the acceleration or deceleration of claim reporting and payment patterns;

(vi)	the selection of reserving cells results in homogeneous and credible future expectations for all business in the cell and any changes in underlying treaty terms are either reflected in cell selection or explicitly allowed in the selection of trends;

(vii)	in cases where benchmarks are used, they are derived from the experience of similar business; and

(viii)	the Company can form a credible initial expectation of the ultimate loss ratio of recent underwriting years through a review of pricing information supplemented by qualitative information on market events.

In general, the estimates of unpaid losses and loss expense reserves (“loss reserves”) recorded for short-tailed business are subject to less volatility than those for long-tailed lines. Carried loss reserves for the U.S. Property and Casualty sub-segment are considered to be predominantly long-tailed due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 65% of the net premiums written for this sub-segment, or 17% of the Company’s total net premiums written in 2004. The remaining business within this sub-segment, motor and property, is considered to be short-tailed. Within the Global (Non-U.S.) Property and Casualty sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tailed. These two lines represented 26% of the net premiums written in the Global (Non-U.S.) Property and Casualty sub-segment, or 6% of the Company’s total net premiums written in 2004. Management considers the short-tailed lines within the Global (Non-U.S.) Property and Casualty sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tailed. The short-tailed lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 58% of the net premiums written in this sub-segment, or 23% of the Company’s total net premiums written in 2004. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 34% of this sub-segment’s 2004 net premiums written, or 13% of the Company’s total net premiums written in 2004. Specialty casualty business is considered to be long-tailed and represents 8% of net premiums written in this sub-segment, or 3% of the Company’s total net premiums written in 2004.

Within the Company’s U.S. Property and Casualty sub-segment, losses reported during 2004 and 2003 were higher than the loss reserves that the Company established at the end of 2003 and 2002, respectively. This primarily affected the motor line during 2004 and the casualty line during 2003. Since 2003, the Company has observed an industry-wide deterioration of loss development for prior accident years in the motor line, particularly on the non-proportional treaties. For the motor and casualty lines of business, the Company received loss information from cedants for prior accident years that included no significant losses but a series of attritional losses. Attritional losses or reductions are losses or reductions than may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint. Upon consideration of this new information received during 2004 and 2003, the Company revised the loss development assumptions it uses in performing its actuarial analysis and increased its loss reserves for prior accident years by $30 million and $88 million, respectively, during 2004 and 2003. In particular, the Company revised the historical loss patterns and expected loss ratios that it uses in its actuarial analysis of loss reserves for the affected losses.

For the Global (Non-U.S.) Property and Casualty sub-segment, losses reported during 2004 were higher than the loss reserves established by the Company at the end of 2003. During 2004, the Company observed a deterioration in the loss experience in the motor and casualty lines in this sub-segment. Losses reported by cedants during 2004 regarding prior accident years were higher than expected, which led the Company to increase its expected ultimate loss ratio, which in turn had the effect of increasing the Company’s loss reserves by $24 million for this sub-segment. During 2003, the Company reported $11 million of favorable reserve development. Losses reported by cedants during 2003 regarding prior accident years included no significant loss reductions but a series of loss reductions of attritional losses.

For the Worldwide Specialty sub-segment, losses reported by cedants during 2004 and 2003 for prior accident years were lower than the Company expected. This led the Company to decrease its expected ultimate loss ratio for prior year losses in 2004 and 2003, which resulted in a decrease in the Company’s loss reserves of $193 million and $22 million during 2004 and 2003, respectively. Losses reported during 2004 were lower than expected in most lines, while losses reported during 2003 were lower than expected primarily in the aviation, credit/surety and energy lines, partially offset by higher than expected development in marine and agriculture.

The following table summarizes the favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the year ended December 31, 2004	For the year ended December 31, 2003
Prior year favorable (adverse) loss development:

Non-life segment
U.S. Property and Casualty	$(30)	$(88)
Global (Non-U.S) Property and Casualty	(24)	11
Worldwide Specialty	193	22

Total prior year loss development	$139	$(55)

The components of the net favorable (adverse) loss development for the years ended December 31, 2004 and 2003 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

Case reserves are reported to the Company by its cedants, while ACR and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves) and those estimated by the Company (ACR and IBNR) for each Non-life sub-segment and the total net loss reserves recorded (in millions of U.S. dollars):

	Case reserves	ACR	IBNR	Total gross loss reserves recorded	Retrocession	Total net loss reserves recorded
U.S. Property and Casualty	$445	$62	$1,096	$1,603	$(16)	$1,587
Global (Non-U.S.) Property and Casualty	1,089	24	1,066	2,179	(44)	2,135
Worldwide Specialty	874	122	989	1,985	(93)	1,892

Total Non-life	$2,408	$208	$3,151	$5,767	$(153)	$5,614

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at December 31, 2004, were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life loss reserves:
U.S. Property and Casualty	$1,587	$1,937	$1,213
Global (Non-U.S.) Property and Casualty	2,135	2,381	1,762
Worldwide Specialty	1,892	1,952	1,544

It is not appropriate to add together the ranges of each segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded loss reserves represent the best estimate of future liabilities based on information available as of December 31, 2004. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which the need for an adjustment is determined.

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants supplemented by the Company’s best actuarial estimates of mortality, morbidity, persistency and future investment income, with appropriate provision for adverse deviation. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5% to 5.5%. Actual experience in a particular period may vary from assumed experience and, consequently, may affect the Company’s results in future periods.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s reserve for unpaid losses and loss expenses as of December 31, 2004 included $92.4 million that represents an estimate of its net ultimate liability for asbestos and environmental claims. The majority of this loss and loss expense reserve relates to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. (See Note 4 to Consolidated Financial Statements.) Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the loss reserves established by the Company will not be adversely affected by the development of other latent exposures, and further, there can be no assurance that the loss reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional loss reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

Premiums

Management must also make judgments about the ultimate premiums written and earned by the Company. Reported premiums written and earned are based upon reports received from cedants, supplemented by the Company’s own estimates of premiums written for which ceding company reports have not been received. The Company derives its own estimates based on discussions and correspondence with its brokers and cedants during the negotiation of the treaty and over the treaty risk period. The determination of estimates requires a review of the Company’s experience with cedants, familiarity with each geographic market, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Premium estimates are updated when new information is received. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined. Approximately 44% of the Company’s reported net premiums written for 2004 are based upon such estimates.

Deferred Acquisition Costs

Acquisition costs, consisting of brokerage, commissions, and excise taxes, which vary directly with, and are primarily related to, the acquisition and renewal of reinsurance treaties, are capitalized and charged to expense as the related premium revenue is recognized. The Company is required under U.S. GAAP to evaluate the recoverability of deferred acquisition costs and immediately expense amounts estimated to be unrecoverable. A number of estimates, such as anticipated losses and loss expenses, other costs and investment income and the related premiums, need to be projected and considered by Management in determining the recoverability of deferred acquisition costs.

Other-than-Temporary Impairment of Investments

The Company regularly evaluates the fair value of its investments to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the amortized cost of the individual security is written down to fair value as its new cost basis, and the amount of the write-down is included as a realized investment loss in the Consolidated Statements of Operations, which reduces net income in the period in which the determination of other-than-temporary impairment is made. In contrast, temporary losses are recorded as unrealized investment losses, which do not impact net income, but reduce other comprehensive income, except for those related to trading securities, which are recorded immediately as losses in net income.

To determine whether securities with unrealized investment losses are impaired, the Company must, for each specific issuer or security, evaluate whether events have occurred that are likely to prevent the Company from recovering its initial investment in the security in the near-term. In the Company’s determination of other-than-temporary impairment, the Company reviews and evaluates the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remain below cost and other factors that may raise doubt about the issuer’s ability to continue as a going concern. As of December 31, 2004, the Company held investment positions that carried unrealized losses of $16 million, including $4 million on securities that carried unrealized losses for more that 12 continuous months. In Management’s judgment, the Company had no significant unrealized losses for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk.

Income Taxes

The Company has a net deferred tax asset of $98.9 million arising primarily from net operating loss carry-forwards that it can use to offset future taxable income. Realization of the deferred tax asset depends on generating sufficient taxable income generally within a limited number of future periods. In establishing the appropriate value of this asset, Management has developed income projections based on what it perceives are the trends in reinsurance pricing, loss development and interest rates to evaluate the Company’s ability to generate sufficient taxable income to utilize the net operating loss carry-forwards in each taxable jurisdiction prior to the loss carry-forward expiration dates. In the event that the Company is unable to realize a deferred tax asset, for example with the expiration of an unutilized net operating loss carry-forward, net income would be adversely affected to the extent a valuation allowance has not been established. As of December 31, 2004, the Company has a valuation allowance against its deferred tax asset of $16.3 million based upon Management’s assessment that it is more likely than not that some of the deferred tax assets will not be realized in some of the applicable jurisdictions.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that the Company make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $429.5 million as of December 31, 2004. In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flow and future profits. Significant changes in the data underlying these assumptions could result in an impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded in net income in the period such deterioration occurred.

Valuation of Certain Derivative Financial Instruments

As a part of its ART (Alternative Risk Transfer) operations, the Company utilizes non-traded derivatives. The changes in fair value of these derivatives are recorded in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows of reference securities, credit spreads and general levels of interest rates. For weather derivatives, the Company develops assumptions for weather measurements as of the valuation date of the derivative and for probable future weather observations based on statistical analysis of historical data. Significant changes in the data underlying these assumptions could result in a significantly different valuation of the derivative and significant adjustments to net income in the period in which the Company makes the adjustment.

Results of Operations

Overview

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

Net income, preferred dividends, net income available to common shareholders, diluted net income per share and ROE for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the year ended December 31, 2004	% Change 2004 over 2003	For the year ended December 31, 2003	% Change 2003 over 2002	For the year ended December 31, 2002
Net income	$492	5%	$468	146%	$190
Less: Preferred dividends	21	(27)	30	47	20

Net income available to common shareholders	$471	7	$438	157	$170
Diluted net income per share	$8.71	7	$8.13	148	$3.28
Return on beginning common shareholders’ equity (ROE)	20.4%		24.0%		11.4%

2004 over 2003

Net income, net income available to common shareholders and diluted net income per share increased in 2004 compared to 2003 as a result of higher net investment income and net realized investment gains, and lower preferred dividends in 2004. The significant positive cash flows from operations generated by the Company during 2003 and 2004 is the main contributor to the increase in net investment income. The increase in net realized investment gains does not change the Company’s comprehensive income as it merely transfers the gain from other comprehensive income to net income and retained earnings.

Preferred dividends for 2003 included a non-recurring charge of $10 million related to the redemption of the Company’s Series A preferred shares and the overlap of preferred dividends on Series A and C preferred shares prior to the redemption of the Series A preferred shares in the second quarter of 2003.

The Company’s ROE declined during 2004 compared to 2003 despite the increase in the Company’s net income in 2004 compared to 2003. This results because ROE is a ratio of the current year net income available to common shareholders to beginning (January 1) book value of the common shareholders’ equity. Net income available to common shareholders grew by 7% in 2004, while the beginning book value of the common shareholders’ equity was 26% higher than 2003, and when growth in the current year net income available to common shareholders is slower than growth in the prior year book value of the common shareholders’ equity, ROE decreases compared to the prior year.

2003 over 2002

Net income, preferred dividends, net income available to common shareholders, diluted net income per share and ROE increased for 2003 compared to 2002, principally as a result of improved underwriting results (defined as net premiums earned plus other income less losses and loss expenses, acquisition costs and other operating expenses), and increased net realized investment gains. Contributing to the improvement in underwriting results were the improved market conditions as well as the lack of catastrophic losses in 2003. While 2003 was free of large catastrophic losses and other large losses, 2002 included a loss on the 2002 European floods of $120 million.

Preferred dividends for 2003 included a non-recurring charge of $10 million related to the redemption of the Company’s Series A preferred shares and the overlap of preferred dividends as discussed above.

The increase in the Company’s ROE during 2003 compared to 2002 is due to the faster growth in net income available to common shareholders (157%) compared to the growth in book value of the common shareholders’ equity (22%). When growth in the current year net income available to common shareholders is faster than growth in the prior year book value of the common shareholders’ equity, ROE increases compared to the prior year.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment income and other components of net income. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and distributions related to trust preferred and mandatorily redeemable preferred securities.

The components of net income for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions of U.S. dollars):

	For the year ended December 31, 2004	% Change 2004 over 2003	For the year ended December 31, 2003	% Change 2003 over 2002	For the year ended December 31, 2002
Underwriting result
Non-life	$196	(12)%	$222	202%	$74
ART	3	(6)	4	NM	(3)
Life	(48)	(3)	(47)	16	(55)
Corporate expenses	(42)	38	(30)	76	(18)
Net investment income	298	14	262	7	245
Net realized investment gains (losses)	117	35	87	NM	(7)
Interest expense	(41)	119	(18)	43	(13)
Net foreign exchange gains (losses)	17	40	12	NM	(3)
Income tax expense	(8)	258	(2)	(21)	(3)
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	NM	(22)	(21)	(27)

Net income	$492	5	$468	146	$190

NM:	not meaningful

Underwriting result is a key measurement that the Company uses to manage and evaluate its segments and sub-segments, as it is a primary measure of underlying profitability for our core reinsurance operations, separate from our investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of income separately and in the aggregate. Underwriting result should not be considered as a substitute for net income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

2004 over 2003

Underwriting result for the Non-life segment decreased 12%, from $222 million in 2003 to $196 million in 2004. The decrease in the Non-life underwriting result was principally attributable to an increase of $18 million in other operating expenses to support the Company’s growth and a modestly higher technical ratio that translated into a decrease of $5 million in the underwriting result of this segment. Included in the underwriting result for the Non-life segment were $137 million of net losses related to the 2004 Atlantic hurricanes, partially offset by the strong market conditions as well as favorable development on prior accident year losses of $139 million, as the Company reduced its estimate of losses for certain lines as the “at risk” period for older years expired and updated information was received from cedants. The components of the favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section. Underwriting result for the Life segment decreased 3%, from a loss of $47 million in 2003 to a loss of $48 million in 2004. While the Life segment experienced growth during 2004, the underwriting loss for 2004 was stable as it included a $5 million charge recognized in the first quarter of 2004 to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S., as well as a $5 million loss in the fourth quarter of 2004 related to the Indian Ocean Tsunami. The increase in corporate expenses results from Management’s effort to enhance the Company’s infrastructure to support the growth of the Company’s business and is primarily attributable to an increase in staff in corporate departments, such as the actuarial, internal audit and tax departments, as well as higher compliance expenses.

The Company reported net investment income of $298 million in 2004 compared to $262 million in 2003. The increase in investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which amounted to $1,264 million in 2004 and $1,150 million in 2003, as well as the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 4% to the growth in 2004.

Net realized investment gains increased from $87 million in 2003 to $117 million in 2004. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the Consolidated Balance Sheet to net income on the Consolidated Statement of Operations and retained earnings on the Consolidated Balance Sheet.

Interest expense increased in 2004 compared to 2003 as a result of the change in classification of the Company’s mandatorily redeemable preferred securities in the third quarter of 2003, following the adoption of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that certain financial instruments, such as the Company’s mandatorily redeemable preferred securities, be classified prospectively as a liability on the balance sheet and the related distributions be classified as interest expense on the income statement. The Company has classified distributions related to its mandatorily redeemable preferred securities as interest expense since July 1, 2003, which distorts the comparison of interest expense and distributions related to mandatorily redeemable preferred securities between 2004 and 2003, but does not affect its net income or equity for these years.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report. The increase in net foreign exchange gains in 2004 compared to 2003 results primarily from a lower revaluation loss related to the Company’s net liabilities denominated in certain currencies that are not hedged and that have appreciated against the U.S. dollar.

The income tax expense increased from $2 million in 2003 to $8 million in 2004, primarily as a result of a change in the geography (or tax jurisdiction) of pre-tax income. The Company’s income tax expense or benefit is dependent on the distribution of the Company’s pre-tax results in each tax jurisdiction. The 2004 tax expense is net of a tax recovery in the amount of $6 million related to the settlement of a tax arbitration in France and a favorable adjustment of $6 million, net of valuation allowance, resulting from adjustments to prior year income tax returns in Switzerland.

2003 over 2002

Underwriting result for the Non-life segment increased significantly from $74 million in 2002 to $222 million in 2003. Contributing to the improvement of underwriting results were the lack of catastrophic losses in 2003 as well as improved market conditions. While the 2003 period was free of large catastrophic losses and other large losses, the 2002 period included a loss on the 2002 European floods of $120 million. The improvement in pricing, terms and conditions observed during the 2002 and 2003 renewals had positive effects on both 2002 and 2003 periods, but more predominantly on the 2003 period since premiums written during the latter half of 2002 were earned during 2003. The 2003 period included a net adverse development of $55 million for the 2002 and prior accident years in its Non-life segment. The components making up the net adverse development for 2003 are described in more detail in the discussion of the individual sub-segments in the next section.

The increase in corporate expenses results from Management’s effort to enhance the Company’s infrastructure to support the growth of the Company’s business and is primarily attributable to an increase in staff in corporate departments, such as the actuarial, internal audit and tax departments.

In addition to higher underwriting result, the Company reported net realized investment gains on investments of $87 million in 2003 compared to losses of $7 million in 2002. Realized investment gains and losses are generally a function of multiple factors including the prevailing interest rates, with the most significant being the timing of disposition of available for sale fixed maturities and equity securities and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company positions its investment portfolio to take advantage of market conditions, it generates sales of securities, which result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity as it merely transfers the gain or loss from the accumulated other comprehensive income section of the Consolidated Balance Sheet to net income on the Consolidated Statement of Operations and retained earnings on the Consolidated Balance Sheet.

The Company reported net investment income of $262 million in 2003 compared to $245 million in 2002. The increase in investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which amounted to $1,150 million in 2003, as well as the effect of the decline of the U.S. dollar against the euro and other currencies.

The increase in interest expense relates to the adoption of SFAS 150 on July 1, 2003, as discussed above.

The Company reported net foreign exchange gains of $12 million in 2003 compared to a loss of $3 million in 2002. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report. Although the Company uses derivatives to hedge the opening Consolidated Balance Sheet at the beginning of each quarter, the hedges do not cover transactions recorded in that given quarter in the Consolidated Statement of Operations. These transactions are subsequently hedged as part of the following quarter opening Consolidated Balance Sheet. The main factor contributing to the improvement in foreign exchange gains during 2003 is the difference in foreign exchange rates used to revalue the Consolidated Statements of Operations and the Consolidated Balance Sheets. Income statement transactions denominated in foreign currencies are revalued at the weighted average exchange rates for the year in the Consolidated Statement of Operations, while the equivalent movements on the balance sheet are revalued at the year-end rates. This gives rise to a net foreign exchange gain or loss, depending on whether individual currencies are stronger on average during the year or at the end of the year.

The income tax expense was comparable in 2003 and 2002. The Company’s income tax expense or benefit is dependent on the distribution of the Company’s pre-tax result in each tax jurisdiction.

The next section provides a detailed discussion and analysis of the Company’s underwriting result by segment and sub-segment, investment income and net realized investment gains or losses for the years ended December 31, 2004, 2003 and 2002.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company’s measures its segment results in Note 17 to Consolidated Financial Statements (included in Item 8 of Part II below).

Segment results are shown net of intercompany transactions. The Company has treated its ART operations as a reportable segment beginning in the first quarter of 2004. Segment information for prior periods has been reclassified to conform to this new presentation. Business reported in the Global (Non-U.S.) Property and Casualty and Worldwide Specialty sub-segments and the Life segment is to a significant extent denominated in foreign currencies and is reported in U.S. dollars at the weighted average exchange rates for each year. The U.S. dollar has declined in value during each of the three years presented and this should be considered when making year to year comparisons.

Non-life Segment

U.S. Property and Casualty

The technical result, defined as net premiums earned less losses and loss expenses and acquisition costs, and the technical ratio, defined as the sum of the loss and loss expenses and acquisition costs divided by net premiums earned, have been stable for the last three years for this sub-segment. The Company believes the business currently being written in this sub-segment is profitable, notwithstanding the negative technical result, once investment income is added to the technical result. The U.S. specialty casualty line is included in this sub-segment and represents approximately 65% of net premiums written for 2004 in this sub-segment. This line typically tends to have a higher loss ratio and lower technical result, due to the long-tailed nature of the risks involved. Specialty casualty treaties also typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Gross premiums written	$991	8%	$920	41%	$652
Net premiums written	990	8	920	42	649
Net premiums earned	$893	6	$843	40	$600
Losses and loss expenses	(699)	8	(645)	44	(446)
Acquisition costs	(204)	(5)	(214)	33	(161)

Technical result	$(10)	42	$(16)	(128)	$(7)
Loss ratio	78.2%		76.5%		74.3%
Acquisition ratio	22.8		25.4		26.8

Technical ratio	101.0%		101.9%		101.1%

Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. Property and Casualty sub-segment represented 26% of total net premiums written in 2004. The growth in gross and net premiums written over 2003 resulted from the casualty line, where terms and conditions remained strong. Premiums in property and motor decreased principally due to the softening of terms and conditions and increased risk retention by cedants. Growth in this sub-segment was impacted by the Company’s selectivity in pursuing business that met its profitability objectives. Based on the January 1, 2005 pricing indications and renewal information received from cedants and brokers, gross and net premiums written are expected to decline modestly in 2005 for this sub-segment. As net premiums written have grown in 2004 and are earned over the risk period, which is generally one to two years, net premiums earned are expected to increase modestly in 2005 despite the expected modest reduction in net premiums written.

Gross and net premiums written grew in 2003 compared to 2002 as the Company took advantage of a combination of rate increases and improved terms and conditions observed in the reinsurance markets throughout 2002 and 2003. While the Company experienced growth in every line in this sub-segment, growth was most pronounced in the specialty casualty line, as the Company perceived this line to provide very good terms and conditions.

Losses and loss expenses

The losses and loss expenses and loss ratio reported in 2004 reflect a) losses related to the 2004 Atlantic hurricanes in the amount of $48 million or 5.4 points on the loss ratio of this sub-segment; b) net adverse loss development on prior accident years in the amount of $30 million; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) the continued expansion in the specialty casualty line that typically tends to have a higher loss ratio due to the long-tailed nature of the risks involved. The net adverse loss development of $30 million included adverse loss development for prior accident years in the motor and casualty lines of $53 million, partially offset by favorable loss development in the shorter-tailed property line of $23 million. The adverse loss development for motor reflects primarily actual loss experience during 2004 being worse than expected. The adverse loss development in the casualty line was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are adverse industry-wide trends in that line of business. Loss information provided by cedants in 2004 for all lines in this sub-segment for prior years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the motor and casualty lines (decreased for the property line), which had the net effect of increasing the level of loss reserves for this sub-segment. Included in the favorable development in the property line was a $12 million reduction in the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

The losses and loss expenses and loss ratio reported in 2003 reflected a) no significant or catastrophic loss; b) net adverse loss development on prior accident years in the amount of $88 million; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) the continued expansion in the specialty casualty line that typically tends to have a higher loss ratio due to the long-tailed nature of the risks involved. The adverse loss development of $88 million included adverse loss development for prior accident years of $72 million on the casualty line and $15 million on the motor line.

The losses and loss expenses and loss ratio reported in 2002 reflected a) no significant or catastrophic loss; b) adverse loss development on prior accident years; and c) the re-introduction of the specialty casualty line in this sub-segment’s book of business.

The increase in losses and loss expenses and loss ratio from 2003 to 2004 is explained by growth in the book of business and the increasing proportion of specialty casualty business written in this sub-segment, as the sum of the Atlantic hurricane losses and prior year development for 2004 is comparable to the adverse prior year development recorded in 2003. While 2002 and 2003 were free of large loss events, the increase in losses and loss expenses and loss ratio from 2002 to 2003 is explained by the growth in the book of business and the increased proportion of specialty casualty business in this sub-segment.

Acquisition costs

The decrease in acquisition costs and acquisition ratio from 2003 to 2004 results from reductions in acquisition costs on treaties with experience credits in the form of sliding scale and profit commission adjustments. The increase in acquisition costs from 2002 to 2003 resulted from growth in the book of business as evidenced by the increase in net premiums earned. The acquisition ratio was comparable for 2003 and 2002.

Global (Non-U.S.) Property and Casualty

The technical result for the Global (Non-U.S.) Property and Casualty sub-segment has fluctuated in the last three years, reflecting varying levels of large loss events and development on prior years’ reserves. The Company believes the business currently being written in this sub-segment is profitable notwithstanding the negative technical result, once investment income is added to the technical result. The Global (Non-U.S.) Property and

Casualty sub-segment is composed of long-tail business, in the form of casualty and non-proportional motor business, that represents approximately 26% of net premiums written for 2004 in this sub-segment, and short-tail business, in the form of property and proportional motor business. The technical result for long-tailed and short-tailed business reflected different trends, and accordingly results for this sub-segment are mixed. The following table provides the components of the technical result and their corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Gross premiums written	$944	11%	$848	37%	$617
Net premiums written	945	11	849	42	600
Net premiums earned	$929	11	$839	50	$560
Losses and loss expenses	(730)	17	(625)	43	(439)
Acquisition costs	(238)	14	(209)	48	(140)

Technical result	$(39)	NM	$5	NM	$(19)
Loss ratio	78.6%		74.5%		78.3%
Acquisition ratio	25.6		24.8		25.1

Technical ratio	104.2%		99.3%		103.4%

NM: not meaningful

Premiums

The Global (Non-U.S.) Property and Casualty sub-segment represented 24% of total net premiums written for 2004. Foreign exchange contributed 10 points to the growth rate for this sub-segment as the U.S. dollar weakened during 2004 compared to 2003 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. The remainder of the growth in this sub-segment was attributable to the casualty line and was partially offset by decreases in the motor and property lines. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention from cedants, the terms and conditions remained strong in 2004 and the Company was able to pursue business that met its profitability objectives. Based on the January 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written are expected to decline modestly in 2005 for this sub-segment. As net premiums written have grown in 2004 and are earned over the risk period, which is generally one to two years, net premiums earned are expected to increase modestly in 2005 despite the expected modest reduction in net premiums written.

Throughout 2002 and 2003 the Company took advantage of a combination of rate increases and improved terms and conditions in the property and casualty markets in most countries. The turmoil in financial markets and the downgrading of major reinsurers during 2003 provided opportunities for the Company. As a result, the Company was able to increase its shares on existing treaties and grew its book of business during the 2003 renewals. Foreign exchange contributed approximately 11 points to the growth in net premiums written in this sub-segment in 2003, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates.

Losses and loss expenses

The losses and loss expenses and loss ratio reported in 2004 reflect a) losses related to the 2004 Atlantic hurricanes in the amount of $19 million or 2.1 points on the loss ratio of this sub-segment; b) net adverse loss development on prior accident years in the amount of $24 million; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) the expansion in the casualty and non-proportional motor lines that typically tend to have a higher loss ratio due to the long-tailed nature of the risks involved. The adverse loss development of $24 million included adverse loss development for prior accident years in the motor and casualty lines of $106 million, partially offset by favorable loss development in the shorter-tailed property line of $82 million. The adverse loss development in the motor and casualty lines is primarily due to a revaluation of the loss development assumptions, particularly in the non-proportional lines, used by the Company to estimate future liabilities due to what it believes are adverse industry-wide trends in these lines of business. Loss information provided by cedants in 2004 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the motor and casualty lines (decreased for the property line), which had the net effect of increasing the level of loss reserves for this sub-segment.

The losses and loss expenses and loss ratio reported in 2003 reflected a) no significant or catastrophic loss; b) favorable loss development on prior accident years in the amount of $11 million; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) expansion in the casualty and non-proportional motor lines that typically tends to have a higher loss ratio due to the long-tailed nature of the risks involved. The net favorable loss development of $11 million included adverse loss development for prior accident years of $23 million on the motor line offset by $34 million of favorable development on the property and casualty lines.

The losses and loss expenses and loss ratio reported in 2002 reflected losses related to the European floods in the amount of $32 million.

The increase in losses and loss expenses and loss ratio from 2003 to 2004 is explained by adverse prior year development for 2004, growth in the book of business, losses related to the Atlantic hurricanes and the increasing proportion of casualty business written in this sub-segment. The increase in losses from 2002 to 2003 is explained by the growth in the book of business and the increased proportion of specialty casualty business in this sub-segment. The 2003 year was free of large or catastrophic losses, and this is the main factor contributing to the decrease in the loss ratio from 2002 to 2003.

Acquisition costs

The increase in acquisition costs in 2004 and 2003 is the result of the increase in the volume of premiums earned for each year. The acquisition ratio is comparable for all three years.

Worldwide Specialty

The Worldwide Specialty sub-segment continues to be the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to significant catastrophe and other large losses, and thus, profitability in any one year is not necessarily predictive of future profitability. The following table provides the components of the technical result and their corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Gross premiums written	$1,531	(1)%	$1,542	23%	$1,254
Net premiums written	1,509	(1)	1,517	23	1,231
Net premiums earned	$1,500	(1)	$1,518	39	$1,095
Losses and loss expenses	(744)	(10)	(829)	22	(678)
Acquisition costs	(323)	12	(289)	49	(194)

Technical result	$433	8	$400	80	$223
Loss ratio	49.6%		54.6%		61.9%
Acquisition ratio	21.6		19.0		17.7

Technical ratio	71.2%		73.6%		79.6%

Premiums

The Worldwide Specialty sub-segment represented 39% of total net premiums written in 2004. Gross and net premiums written and earned were relatively flat in 2004 compared to 2003. The weakening of the U.S. dollar in 2004 compared to 2003 contributed approximately 6 points of growth in net premiums written in this sub-segment. The Company has seen no real change in market trends since the second half of 2003, where the pricing for the most profitable lines of business had started to decline and the other lines exhibited a slow but orderly reduction in the rate of price increases as a result of increasing competition. However, following the exceptional level of natural catastrophes in the third quarter of 2004, the Company observed that pricing deterioration has slowed down in the markets and lines directly affected by these loss events. In 2004, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards. Based on the January 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and earned are expected to decline modestly in 2005 for this sub-segment.

The growth observed in gross and net premiums written in 2003 compared to 2002 is the result of a combination of increased participations, pricing and exposures as well as new business opportunities across most specialty lines. In 2003, the growth was more pronounced in the credit/surety, energy and non-U.S. specialty casualty (part of special risk) lines while in 2002, the aviation, engineering/energy and non-U.S. specialty casualty lines saw the largest growth. Foreign exchange contributed approximately 8 points to the growth in net premiums written in this sub-segment in 2003, as premiums denominated in currencies that appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. During 2002 and 2003, the global reinsurance industry focused on rates, terms and conditions with a lower emphasis on market share in the specialty lines area. In addition, several reinsurers withdrew from these markets, most notably in the aviation/space line. The Company took advantage of the considerable rate increases and improved terms and conditions it saw in the lines of business that comprise this sub-segment and allocated capital to those lines where pricing and terms were most attractive.

Losses and loss expenses

The losses and loss expense and loss ratio reported in 2004 reflect a) losses related to the 2004 Atlantic hurricanes in the amount of $70 million or 4.6 points on the loss ratio of this sub-segment; and b) net favorable loss development on prior accident years in the amount of $193 million. The net favorable loss development of $193 million included favorable loss development of $203 million for prior accident years in all lines, except for the specialty casualty line that was affected by adverse loss development of $10 million. The net favorable loss development is primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business as losses reported by cedants during 2004 for prior accident years, and for treaties where the risk period expired, were lower (higher for specialty casualty) than the Company expected. Included in the net favorable development was a $22 million reduction of the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

The losses and loss expenses and loss ratio reported in 2003 reflected a) no significant or catastrophic loss and an exceptionally low amount of mid-size losses; b) favorable loss development on prior accident years in the amount of $22 million; and c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned. The net favorable loss development of $22 million included favorable loss development for prior accident years of $61 million on the aviation, credit/surety, engineering/energy, catastrophe and other lines, which was partially offset by adverse loss development of $39 million on the agriculture, marine and specialty casualty lines. Losses reported by cedants during 2003 for the prior accident years were lower than the Company expected, which led the Company to decrease its expected ultimate loss ratio for this sub-segment for prior accident years. The main factors influencing the Company’s lower than expected reported losses were a series of reductions in attritional losses and a lower number of newly reported losses by cedants. This net positive loss development included a decrease in loss reserves of $7 million related to the September 11 tragedy.

The losses and loss expenses and loss ratio reported in 2002 reflect losses related to the European floods in the amount of $88 million or 8.1 points on the loss ratio of this sub-segment.

The decrease in losses and loss expenses and loss ratio from 2003 to 2004 in this sub-segment is explained by favorable prior year development in 2004, which was partially offset by losses related to the Atlantic hurricanes. The increase in losses and loss expenses from 2002 to 2003 was explained by the growth in the book of business in this sub-segment. The 2003 year was free of large or catastrophic losses and this is the main factor contributing to the decrease in the loss ratio from 2002 to 2003.

Acquisition costs

The increase in acquisition costs and acquisition ratio in 2004 compared to 2003 results primarily from a shift from treaties previously written on a net basis, where premiums are ceded to the Company net of acquisition costs, to treaties written on a gross basis, where acquisition costs are reported separately from premiums. This change in the form of the treaty does not affect the technical result under the treaty but distorts the period over period comparison for acquisition costs. Other factors contributing to the increase included intensifying competition in this sub-segment, which tends to increase the acquisition ratio, and a shift between lines of business where certain lines carry higher acquisition ratios. The increase in acquisition costs in 2003 compared to 2002 was the result of the increase in the volume of premiums earned in 2003. The acquisition ratio was comparable for 2003 and 2002.

ART (Alternative Risk Transfer) Segment

The ART segment, the Company’s newest segment, was reported for the first time as a separate segment in 2004. The following table provides the components of the underwriting result for this segment for the years ended December 31, 2004, 2003 and 2002 (in millions of U.S. dollars):

	2004	2003	2002
Gross premiums written	$5	$5	$1
Net premiums written	5	4	1
Net premiums earned	$6	$3	—
Losses and loss expenses	(7)	—	—
Acquisition costs	(1)	—	—

Technical result	$(2)	$3	$—
Other income	18	12	5

Other operating expenses	(13)	(11)	(8)

Underwriting result	$3	$4	$(3)

As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. The Company expects the ART segment and results to grow during 2005 as this segment continues to expand.

The ART segment had good growth in business during 2004 compared to 2003 despite low interest rates, which reduced the attractiveness of structured risks business for clients, and low credit spreads, which reduced the opportunities in the structured finance business. The ART segment had positive results due to the commutation of two large treaties, which accelerated the recognition of the margin on the treaties. This was partially offset by a loss in the third quarter of 2004 as one treaty incurred a loss related to the Atlantic hurricanes. Results for the structured finance business included gains arising due to the increase in the fair value of derivative positions related to certain securities whose market value had increased due to narrower spreads on underlying securities, while results in the weather line included losses resulting from higher than normal temperatures in Japan. The

Company’s share of the results of Channel Re was included in its ART results for 2004 amounting to $6.0 million. This amount represents results for the period from February, the date of the Company’s acquisition of an ownership interest, to September 30, 2004, as the Company records income on its investment in Channel Re on a one-quarter lag. Channel Re is a non-publicly traded financial guarantee reinsurer based in Bermuda.

The growth in business for this segment during 2003 compared to 2002 resulted from the expansion of the structured finance and weather business. The increase in other operating expenses resulted from the addition of underwriters and staff in the ART team to support the growth of the ART business.

Life Segment

The following table summarizes the underwriting result for this segment (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Gross premiums written	$417	34%	$310	70%	$182
Net premiums written	404	35	300	72	174
Net premiums earned	$406	35	$300	76	$171
Life policy benefits	(296)	11	(267)	75	(153)
Acquisition costs	(136)	121	(61)	—	(61)

Technical result	$(26)	8	$(28)	35	$(43)
Other operating expenses	(22)	20	(19)	47	(12)
Net investment income	44	(17)	53	55	34

Allocated underwriting result	$(4)	NM	$6	NM	$(21)

NM:	not meaningful

Allocated Underwriting Result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 11% of total net premiums written in 2004. The increases in gross and net premiums written and net premiums earned during 2004 and 2003 resulted primarily from two factors. First, the Company took advantage of the disruption observed in the European life insurance and reinsurance market as the poor performance of equity markets in the last three years reduced the capital available in the industry. Secondly, the U.S. dollar weakened during 2004 and 2003 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Foreign exchange accounted for 10 points of growth in net premiums written during 2004. Based on the January 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and earned are expected to increase modestly in 2005 for this segment.

Life policy benefits and acquisition costs

The increase in life policy benefits and acquisition costs in 2004 compared to 2003 results primarily from the growth in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned for this segment. This was partially offset by reclassifications made by a cedant in 2004 for one large treaty where the cedant reported a reduction in life policy benefits and an increase in acquisition costs. These reclassifications affect the comparison of life policy benefits and acquisition costs between 2004 and 2003. The increase in acquisition costs in 2004 compared to 2003 is attributable to three factors including this reclassification, a change in the mix of business where certain lines typically carry higher acquisition costs and a

$5 million charge recognized in the first quarter of 2004 to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. The prolonged period of low interest rates has had a negative effect on these treaties resulting in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions.

The increase in life policy benefits for the 2003 and 2002 periods resulted primarily from the growth in exposure due to a growing book of business. The 2002 period included a $25.0 million charge related to the amortization of acquisition costs on business that was retained in the sale of the U.S. life reinsurance business. In 2002, the Company reduced its estimate of the anticipated gross profit for this treaty and accordingly accelerated the amortization of the related deferred acquisition costs. This explained the lack of growth in acquisition costs from 2002 to 2003 compared the growth in net premiums earned for the same periods.

Net investment income

The decrease in net investment income for this segment for 2004 compared to 2003 is attributable to a life annuity treaty for which the cedant has reported lower net investment income during 2004. The increase in net investment income for this segment for 2003 compared to 2002 was primarily attributable to the growth in the book of business as well as a life annuity treaty for which the cedant has reported higher net investment income during 2003.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2004, 2003 and 2002, was as follows (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Non-life
Property and Casualty
Property	$730	(2)%	$746	40%	$532
Casualty	804	20	669	67	401
Motor	401	13	354	12	316
Worldwide Specialty
Agriculture	136	(12)	154	—	154
Aviation/Space	239	(12)	272	9	249
Catastrophe	340	(4)	354	18	299
Credit/Surety	241	28	188	46	129
Engineering/Energy	225	(14)	263	47	178
Marine	92	5	88	22	72
Special risk	226	21	186	34	139
Other	10	(19)	12	6	11
ART	5	6	4	411	1
Life	404	35	300	72	174

Total	$3,853	7	$3,590	35	$2,655

2004 over 2003

A number of factors affected the amount and distribution of net premiums written during 2004 as follows: i) as prices were declining in short-tail lines, such as property, agriculture, aviation/space, catastrophe, energy, the Company determined to non-renew certain treaties that did not meet its profitability standard; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; iii) as prices and terms and conditions were still strong in the casualty, motor, credit/surety, special risk and life, the Company took advantage of market conditions; and iv) the U.S. dollar weakened during 2004 and premiums denominated in foreign currencies that had appreciated against the U.S. dollar were converted in U.S. dollars at higher foreign exchange rates. The impact of foreign exchange amounted to 6 points of growth on total net premiums written.

2003 over 2002

Except for the agriculture line, the dollar value of gross premiums written increased for all lines in 2003 and 2002, which reflected the Company’s growth in a favorable underwriting environment as well as the effect of changes in foreign exchange rates on premiums. The property, casualty, credit/surety, engineering/energy and life lines of business reflected a faster growth as a result of the Company’s taking advantage of better pricing, terms and conditions in these lines during the 2003 renewals. The slower growth in the catastrophe line of business in 2003 resulted from the limits set by Management on the Company’s overall catastrophe exposure. The relatively slower growth in the motor and aviation/space lines of business in 2003 was attributable to flat or softening terms and conditions or profitability in these lines. The flattening of premiums in the agriculture line of business in 2003 reflected the non-renewal of treaties whose pricing, terms and conditions did not meet the Company’s profitability objectives and the selective acceptance of new treaties, which the Company believed would meet its objectives.

Based on January 1, 2005 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects total net premiums written to be equal to or down approximately 5% compared to 2004. The Company found the global markets to be somewhat more competitive than expected, while the U.S. markets remained at reasonable profitability levels in the majority of lines. Based on this market information, the Company expects net premiums written for the Non-life segment, more particularly in the short and medium-tailed lines where the competition is the most intense, will decrease in 2005 and net premiums written for the Life and ART segments will increase modestly.

Premium Distribution by Treaty Type

The Company typically writes business on either a proportional or non-proportional basis. On proportional business, the Company shares proportionally in both the premiums and losses of the cedant. In non-proportional business, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio. In both proportional and non-proportional business, the Company typically reinsures a large group of primary insurance contracts written by the ceding company. In addition, the Company writes a small percentage of its business on a facultative basis. Facultative arrangements are generally specific to an individual risk and can be written on either a proportional or non-proportional basis. Generally, the Company has more influence over pricing, as well as terms and conditions, in non-proportional and facultative arrangements.

The distribution of gross premiums written by type of treaty for the years ended December 31, 2004, 2003 and 2002, was as follows (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Non-life Segment
Proportional	$2,068	7%	$1,927	37%	$1,408
Non-Proportional	1,144	1	1,133	33	853
Facultative	254	2	250	(4)	262
Life Segment
Proportional	337	17	287	88	153
Non-Proportional	80	247	23	(21)	29
ART Segment
Proportional	2	(60)	4	NM	—
Non-Proportional	3	193	1	32	1

Total	$3,888	7	$3,625	34	$2,706

NM: not meaningful

A number of factors affected the amount and distribution of net premiums written during 2004 as follows: i) as prices were declining in a number of short-tail lines, the Company determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; and iii) the U.S. dollar was weaker in the 2004 period than it was in the 2003 period. As a result, changes in foreign exchange contributed approximately 6 points to the growth in gross premiums written in the 2004 period and affect the year-to-year comparison for all lines and treaty types.

Based on January 1, 2005 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the distribution of gross premiums written by treaty type in 2005.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the years ended December 31, 2004, 2003 and 2002, was as follows (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
North America	$1,566	(2)%	$1,590	34%	$1,183
Europe	1,765	18	1,490	42	1,049
Asia, Australia, New Zealand	341	(4)	354	18	300
Latin America and the Caribbean	181	9	166	9	152
Africa	35	41	25	13	22

Total	$3,888	7	$3,625	34	$2,706

Growth in the European market was influenced by the weakening of the U.S. dollar against the euro and other currencies in 2004 compared to 2003 and in 2003 compared to 2002 and this contributed to the increase in the European market for the 2004 and 2003 periods and distorts the year-to-year comparisons.

Based on January 1, 2005 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the geographic distribution of gross premiums written in 2005.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the years ended December 31, 2004, 2003 and 2002, was as follows:

	2004	2003	2002
Broker	64%	65%	63%
Direct	36%	35%	37%

The Company’s U.S. Property and Casualty sub-segment generates business predominantly through brokers, and other Non-life sub-segments generate business predominantly through direct relationships with cedants. The distribution of gross premiums by production source was comparable for all periods presented. Based on January 1, 2005 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the production source of gross premiums written during 2005.

Investment Income

Net investment income for the years ended December 31, 2004, 2003 and 2002, was as follows (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Net investment income	$298	14%	$262	7%	$245

2004 over 2003

Net investment income increased in 2004 compared to 2003 for two principal reasons:

•	The invested asset base has grown significantly since December 31, 2003, as a result of the Company’s positive cash flows from operations of $1,264 million for 2004.

•	Investment income denominated in currencies that have appreciated against the U.S. dollar since December 31, 2003, has been converted into U.S. dollars at a higher exchange rate. The euro has increased by 9% against the U.S. dollar since December 31, 2003, while the Swiss franc increased by 10%, the British pound by 8%, the Canadian dollar by 7% and the Japanese yen by 4%. The impact of foreign exchange contributed approximately 4 points to the growth in net investment income for 2004.

2003 over 2002

Net investment income increased in 2003 compared to 2002 for two principal reasons:

•	The balance of funds held under reinsurance treaties increased from $727 million at December 31, 2002, to $1,068 million at December 31, 2003. Funds held under reinsurance treaties typically represent premiums retained by cedants, on which the Company receives interest income; and

•	Trends in the Company’s asset base, foreign exchange markets and interest rates usually have a significant impact on net investment income. However, during 2003 these trends substantially offset each other. These trends were as follows:

•	The invested asset base grew significantly since December 31, 2002, as a result of positive cash flows from operations of $1,150 million for 2003;

•	Investment income denominated in currencies that appreciated against the U.S. dollar since December 31, 2002, was converted into U.S. dollars at a higher exchange rate. The euro increased by

20% against the U.S. dollar during 2003, while the Canadian dollar increased by 22%, the British pound by 11%, the Swiss franc by 12% and the Japanese yen by 11%; and

•	The lower interest rate environment during 2003 partially offset the effect of the previous two trends on investment income.

The table below provides net investment income by asset source for the three years ended December 31, 2004, 2003 and 2002 (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Fixed maturities, short-term investments, cash and cash equivalents	$253	21%	$210	—%	$210
Equities	21	20	17	25	14
Funds held and other	41	(15)	48	25	38
Investment expenses	(17)	28	(13)	(22)	(17)

Net investment income	$298	14	$262	7	$245

2004 over 2003

Net investment income from fixed maturities, short-term investments, cash and cash equivalents, and equities has increased compared to 2003 primarily due to the increase in the asset base resulting from the reinvestment of significant cash flows from operations during the last twelve months.

The decrease in investment income on funds held and other is primarily attributable to one life annuity treaty, which reported lower investment income and losses during 2004 compared to 2003.

The increase in investment expense in 2004 over 2003 is primarily a result of the Company’s larger asset base upon which expenses are incurred as well as the internalization of the equity portfolio management.

Current economic indicators continue to suggest moderate global economic growth led by the U.S. economy. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to rise in the United States and to rise more modestly in Europe during 2005. Management expects that an increase in interest rates combined with the larger asset base as at December 31, 2004, as well as expected favorable cash flows from operations during 2005, should contribute to higher investment income for the Company during 2005.

2003 over 2002

As part of its investment strategy, the Company increased the equity asset base faster than the fixed maturity, short-term investment, cash and cash equivalent asset base during 2003. This shift in the asset base, combined with the declining interest rate environment, explains the flat investment income on fixed maturities, short-term investments, cash and cash equivalents compared to 2003.

The increase in investment income on funds held and other was attributable to the significant increase in the funds held asset base during 2003.

Investment expenses for 2002 included an overlap of investment expenses incurred in the transition period during which the Company brought the investment management of its fixed income portfolio in-house. The transition was completed at the end of 2002 and this resulted in a reduction in investment expenses in 2003 compared to 2002.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the years ended December 31, 2004, 2003 and 2002, were as follows (in millions of U.S. dollars):

	2004	% Change 2004 over 2003	2003	% Change 2003 over 2002	2002
Net realized investment gains (losses)	$117	35	$87	NM	$(7)

NM: not meaningful

The components of net realized investment gains or losses for the three years ended December 31, 2004, 2003 and 2002, were as follows (in millions of U.S. dollars):

	2004	2003	2002
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$101	$94	$4
Other-than-temporary impairments	(11)	(31)	(34)
Net realized investment gains (losses) on trading securities	8	11	(10)
Change in net unrealized investment (losses) gains on trading securities	(2)	9	5
Net realized gains on real estate	—	—	16
Net realized investment (losses) gains on designated hedging activities	—	(8)	5
Net gains on other invested assets	29	13	4
Other realized and unrealized investment (losses) gains	(8)	(1)	3

Total net realized investment gains (losses)	$117	$87	$(7)

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

The general decline in interest rates in the last two years has resulted in a significant increase in the fair value of the Company’s fixed income portfolio, as the prevailing market interest rates were lower than the average coupon rate of the Company’s fixed income portfolio. During the normal course of its operations the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains during 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the Consolidated Balance Sheets. There was no impact on total comprehensive income and no change in the total value of shareholders’ equity as a result of the realization of these gains.

The realized investment gains for the year ended December 31, 2003 increased over 2002 as the Company had a higher volume of purchases and sales during the 2003 period, which resulted in the realization of more unrealized gains. Although the Company’s fixed income portfolio also had significant unrealized gains during 2002, the Company retained most securities with unrealized gains and sold a number of securities with unrealized losses when it brought the management of the fixed income portfolio in-house.

During the years ended December 31, 2004, 2003 and 2002, the Company recorded other-than-temporary impairments of $11 million, $31 million and $34 million, respectively. Approximately 48% of the impairments recorded in 2004 related to securities of the banking and finance sector, while the balance was spread over many securities and sectors. Approximately 43% of the impairments recorded in 2003 related to securities of the insurance and reinsurance sector, while the balance was spread over many securities and sectors. Approximately 21% of the impairments recorded in 2002 related to the insurance and reinsurance sector with the balance spread over many securities and sectors.

Other Operating Expenses

Other operating expenses for the years ended December 31, 2004, 2003 and 2002, were $271 million, $236 million and $162 million, respectively, and were comprised primarily of personnel and infrastructure costs. The increases in other operating expenses in 2004 and 2003 were the result of an increase in headcount, from 785 employees at the end of 2002 to 913 employees at the end of 2004, as well as the amortization of the capitalized cost of the Company’s new reinsurance and financial systems, which were put into service during 2002 and 2001. Additionally, foreign exchange contributed approximately 4 points to the growth of other operating expenses. Operating expenses represented 7.3% of net premiums earned (both Life and Non-life) in 2004 and 6.7% in 2003 and 2002.

Other Income

Other income for the years ended December 31, 2004, 2003 and 2002, was $24 million, $21 million and $6 million, respectively, and primarily reflected income on the Company’s Alternative Risk Transfer (ART) contracts that were accounted for using the deposit accounting method or were considered to be derivatives. In 2004 and 2003, other income also included profit of approximately $6 million and $9 million, respectively, relating to a specialty line contract that was accounted for using the deposit accounting method.

Financial Condition and Liquidity and Capital Resources

Investments

Total investments and cash were $8.4 billion at December 31, 2004, compared to $6.8 billion at December 31, 2003. The major factors influencing the increase in 2004 were:

•	net cash provided by operating activities of $1,264 million;

•	issuance of the Company’s Series D preferred shares of $222 million;

•	increase in the net unrealized gains on investments of $185 million;

•	issuance of the Company’s common shares under the Company’s equity plans of $31 million;

•	net positive influence of the effect of a stronger euro and other currencies relative to the U.S. dollar as it relates to the conversion of invested assets and cash balances into U.S. dollars; offset by

•	dividend payments on common and preferred shares totaling $94 million;

•	repurchase of the Company’s common shares under the Company’s repurchase program of $173 million.

The Company employs a conservative investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage market exposures that would be allowed under the Company’s investment policy if implemented in other ways.

From a risk management perspective, the Company divides its invested assets into two categories, liability funds and capital funds, which are comprised of total investments and cash and accrued investment income. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s reinsurance liabilities net of the reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow strict investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital fund assets represent the capital of the Company and are invested to maximize total return, subject to strict risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, less-than-investment-grade bonds, convertible securities, preferred stocks and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable as it helps to achieve broader asset diversification and maximizes the portfolio’s total return over time. Since the Company’s allocation to equities is predicated on a long-term strategic investment in this asset class, the Company has the ability and fully expects to withstand the effects of cyclical market value swings of the broader equity markets on its portfolio.

At December 31, 2004, the liability funds totaled $5.4 billion and were comprised of cash and cash equivalents, short-term investments, AAA, AA and A rated fixed income securities. The capital funds, which totaled $3.2 billion, were comprised of investment-grade fixed income securities, less-than-investment-grade bonds, convertible securities and equity securities.

Approximately 95% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (5% of the Company’s invested assets or approximately $386 million), consisting primarily of non-publicly traded companies, non-publicly traded real estate funds, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

At December 31, 2004 and 2003, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.8%. At the same time, the duration of the Company’s investment portfolio shifted from 3.6 years at December 31, 2003 to 3.4 years at December 31, 2004. At December 31, 2004, approximately 94% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 93% at December 31, 2003. The Company’s investment portfolio generated a total return of 9.7% and 13.5% for the years ended December 31, 2004 and 2003, respectively.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications – “available for sale” and “trading” securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2(f) to Consolidated Financial Statements.

At December 31, 2004, investments classified as available for sale comprised 99% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets) with 1% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturity investments, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in less-than-investment-grade bonds, which are also classified as available for sale. The Company also has an allocation to convertible securities in its investment portfolio that are classified as trading securities.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at December 31, 2004 and 2003, were as follows (in millions of U.S. dollars):

2004	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$516	$7	$(1)	$522
- states or political subdivisions of states of the U.S.	5	—	—	5
- other foreign governments	1,863	43	(1)	1,905
- corporate	2,732	68	(8)	2,792
- mortgage/asset-backed securities	1,495	6	(2)	1,499

Total fixed maturities	6,611	124	(12)	6,723
Short-term investments	29	—	—	29
Equities	887	128	(4)	1,011

Total	$7,527	$252	$(16)	$7,763

2003	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$328	$10	$—	$338
- states or political subdivisions of states of the U.S.	95	3	—	98
- other foreign governments	1,143	15	(8)	1,150
- corporate	2,689	91	(10)	2,770
- mortgage/asset-backed securities	987	5	(4)	988

Total fixed maturities	5,242	124	(22)	5,344
Short-term investments	46	—	—	46
Equities	615	106	(7)	714

Total	$5,903	$230	$(29)	$6,104

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The market value of those investment securities classified as trading was $108 million and $123 million at December 31, 2004 and December 31, 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, the change in net unrealized investment gains and losses on trading securities resulted in a net loss of $2 million, a net gain of $9 million and a net gain of $5 million, respectively.

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at December 31, 2004:

% of Total Fixed Income Securities
Rating Category
AAA	62%
AA	2%
A	18%
BBB	12%
Below investment-grade/unrated	6%

At December 31, 2004, the Company had gross unrealized losses on its fixed maturities of $12 million, of which $9 million was attributable to investment-grade securities and $3 million was attributable to securities rated less-than-investment-grade.

The Company’s investment security with the largest net unrealized loss at December 31, 2004, for which an other-than-temporary impairment charge has not been taken was a net unrealized loss of $0.3 million, representing 0.4% of the amortized cost of the security, which is rated AAA. This unrealized loss, as well as a majority of the Company’s total unrealized losses on fixed maturities securities, are due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. As of December 31, 2004, the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at December 31, 2004 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
- U.S. government	$230	$(1)	$—	$—	$230	$(1)
- states or political subdivisions of states of the U.S.	2	—	—	—	2	—
- other foreign governments	261	(1)	—	—	261	(1)
- corporate	793	(6)	78	(2)	871	(8)
- mortgage/asset-backed securities	577	(2)	—	—	577	(2)

Total fixed maturities	1,863	(10)	78	(2)	1,941	(12)
Short-term investments	15	—	—	—	15	—
Equities	54	(2)	54	(2)	108	(4)

Total	$1,932	$(12)	$132	$(4)	$2,064	$(16)

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at December 31, 2004, by contractual maturity date is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$439	$441
More than one year through five years	2,610	2,642
More than five years through ten years	1,833	1,882
More than ten years	263	288

Subtotal	5,145	5,253
Mortgage/asset-backed securities	1,495	1,499

Total	$6,640	$6,752

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at December 31, 2004, was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Unrealized Losses
One year or less	$260	$260	$—
More than one year through five years	700	695	(5)
More than five years through ten years	390	386	(4)
More than ten years	39	38	(1)

Subtotal	1,389	1,379	(10)
Mortgage/asset-backed securities	579	577	(2)

Total	$1,968	$1,956	$(12)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the years ended December 31, 2004, 2003 and 2002, were $7,299.4 million, $9,028.0 million and $4,186.9 million, respectively. Realized investment gains and losses on securities classified as available for sale for the years ended December 31, 2004, 2003 and 2002, were as follows (in millions of U.S. dollars):

	2004	2003	2002
Gross realized gains	$154	$132	$108
Gross realized losses excluding other-than-temporary impairments	(53)	(38)	(104)
Other-than-temporary impairments	(11)	(31)	(34)

Total net realized investment gains (losses)	$90	$63	$(30)

See Note 3(d) to Consolidated Financial Statements for a reconciliation between net realized investment gains (losses) on investments classified as available for sale and net realized investment gains (losses) in the Consolidated Statements of Operations.

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $11 million, $31 million and $34 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Typically, the Company considers impairment to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately in net income. (See Note 2(p) to Consolidated Financial Statements for a discussion of EITF Issue No. 03-1).

As mentioned above, the Company’s asset managers have the dual investment objectives of optimizing current income and achieving capital appreciation. To meet these objectives, it is often desirable to sell securities when opportunities for superior expected returns are identified. Accordingly, recognition of realized gains and losses is considered by the Company to be a typical consequence of the ongoing investment management activities.

Funds Held by Reinsured Companies

The Company writes certain business on a funds held basis. As of December 31, 2004 and 2003, the Company recorded $1,100 million and $1,068 million, respectively, of funds held assets on its Consolidated Balance Sheets, representing 9% and 10%, respectively, of the Company’s total assets. Under such contractual arrangements, the reinsured retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the reinsured with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due.

Approximately 59% of the funds held assets at December 31, 2004 earns investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at December 31, 2004, ranged from 1.5% to 6.0%. Under these contractual arrangements, there are no specific assets linked to the funds held balances and the Company is exposed only to the credit risk of the reinsured.

With respect to the remainder of the funds held assets at December 31, 2004, the Company receives an investment return based upon either the results of a pool of assets held by the reinsured (generally used as collateral for the funds held assets), or the investment return earned by the reinsured on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the reinsured for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the reinsured; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the reinsured and the Company as part of the reinsurance agreement or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the reinsured, including fluctuations in the market value of the underlying assets (one such treaty is a retrocessional agreement under which the Company receives less data than is generally received under a direct reinsurance agreement). In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured. The Company also has several property and casualty treaties in which the investment performance of the net funds held corresponds to the interest income on the assets held by the reinsured; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At December 31, 2004, the cumulative value of such embedded derivatives was determined to be approximately $13 million, which is offset by an equivalent adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At December 31, 2004 and 2003, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $5,767 million and $4,755 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $5,614 million and $4,579 million, respectively. During 2004, the Company incurred net non-life losses and loss expenses of $2,180 million and paid net non-life losses and loss expenses of $1,378 million. Additionally, the weakening of the U.S. dollar against most European currencies during 2004 resulted in an increase of the non-life reserves for unpaid losses and loss expenses of $233 million. The non-life ratio of paid losses to net premiums earned was 41% while the non-life ratio of paid losses to incurred losses was 63% for the year ended December 31, 2004, respectively. Policy benefits for life and annuity contracts were $1,277 million and $1,162 million at December 31, 2004 and December 31, 2003, respectively. The increase in the value of reserves for unpaid losses and loss expenses relates primarily to the overall growth in business.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Management believes that the recorded unpaid losses and loss expenses represent the best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2004.

The Company’s reserves for unpaid losses and loss expenses include an estimate for its net ultimate liability for asbestos and environmental claims of $92 million and $111 million at December 31, 2004 and 2003, respectively. Ultimate values for such claims cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses for these claims and these uncertainties are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its estimates.

Contractual obligations and commitments

In the normal course of its business the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2004, were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Long-term debt – principal	$220.0	$—	$—	$220.0	$—
Long-term debt – interest	52.0	13.0	26.0	13.0	—
Operating leases	183.5	24.1	37.5	30.6	91.3
Other operating agreements	6.4	3.5	2.7	0.2	—
Unpaid losses and loss expenses (1)	5,766.6	1,720.3	1,510.1	757.1	1,779.1
Other long-term liabilities:
Series C cumulative preferred shares – principal (2)	290.0	—	—	—	290.0
Series C cumulative preferred shares – dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares – principal (2)	230.0	—	—	—	230.0
Series D cumulative preferred shares – dividends	NA	15.0	29.9	29.9	15.0 per annum
Trust preferred securities – principal (3)	200.0	—	—	—	200.0
Trust preferred securities – interest	NA	15.8	31.6	31.6	15.8 per annum

NA:	not applicable

(1)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2004 and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual claims payments related to these reserves might vary significantly based on many factors including large individual losses as well as general market conditions.

(2)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 13 to Consolidated Financial Statements for further information.

(3)	Neither the Trust that issued the securities nor PartnerRe Finance I Inc. (“PartnerRe Finance”), which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Due to the limited nature of the information presented above, it should not be considered indicative of the Company’s liquidity or capital needs. See “Liquidity” below.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. As of December 31, 2004, the total amount of such credit facilities available to the Company was $821 million. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured basis in the amount of $357 million at December 31, 2004, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2004, is a $700 million three year syndicated, unsecured credit facility. This facility was executed in June 2004 on substantially the same terms and conditions as the maturing facility, except for the term of the facility, which was extended from 364 days to three years, and an increase in the minimum consolidated tangible net worth that the Company must maintain, to reflect the growth in the Company’s capital since the inception of the facility.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2004, the Company was not in breach of any of the covenants under its facilities.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum rating of A- or better, the pricing on the facility will not change significantly.

Shareholders’ Equity and Capital Management

Shareholders’ equity at December 31, 2004, was $3.4 billion, a 29% increase compared to $2.6 billion at December 31, 2003. The major factors contributing to the increase in shareholders’ equity in 2004 were:

•	net income of $492 million;

•	a net increase in preferred shares and additional paid-in capital of $222 million, due to the issuance of the Series D preferred shares;

•	the $56 million positive effect of the currency translation adjustment resulting from the translation of PartnerRe SA’s financial statements into the U.S. dollar;

•	a net increase in common shares and additional paid-in capital of $58 million, due to the issuance of common shares under the Company’s equity plan of $31 million, the settlement of the purchase contract associated with the Premium Equity Participating Security Units (“PEPS Units”) of $200 million offset by the repurchase of common shares of $173 million under the Company’s share repurchase program;

•	a $28 million increase in net unrealized gains on investments, net of deferred taxes, recorded in equity resulting from both changes in fair value as well as the weakening of the U.S. dollar; offset by

•	dividends declared on both the Company’s common and preferred shares of $94 million; and

•	payments of $5 million under the purchase contracts for common shares relating to the Company’s PEPS Units.

The Company continuously evaluates the capital needed to support its operations. In 2004, the Board of Directors authorized the repurchase of up to 5 million common shares pursuant to the share repurchase program. During 2004, the Company repurchased 2 million of its common shares under an accelerated share repurchase agreement for a total cost of approximately $125 million. The Company also repurchased in the open market an additional 913,800 common shares pursuant to the share repurchase program at a total cost of $48 million. As of December 31, 2004, approximately 2.1 million common shares remain authorized for repurchase under the Company’s current share repurchase program.

In 2001, the Company issued $200 million of PEPS Units, where each PEPS Unit consisted of a purchase contract to buy common shares of the Company prior to December 31, 2004, and one of the Company’s Series B preferred shares. On December 31, 2004, the Company issued 3.5 million common shares following the settlement of the purchase contract associated with the PEPS Units. The Company participated in the remarketing of the Series B preferred shares and as a result purchased 100% of the outstanding Series B preferred shares. The Series B preferred shares were subsequently cancelled and are no longer outstanding. There was no net cash flows to the Company as the cash received from the sale of the common shares was equal to the cash required to acquire the Series B preferred shares in the remarketing process.

During 2004, the Company issued $230 million of 6.5% Series D cumulative redeemable preferred shares (“Series D preferred shares”). A portion of the net proceeds from the sale was used to repurchase common shares under the accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. Dividends on the Series D preferred shares are payable quarterly and are cumulative. The Series D preferred shares have no stated maturity and are redeemable at the option of the Company at any time after November 15, 2009.

During 2003, the Company issued $290 million of 6.75% Series C cumulative redeemable preferred shares (“Series C preferred shares”). Proceeds of $250 million from this issuance were used to redeem the Company’s 8.0% Series A cumulative redeemable preferred shares, while the remaining proceeds were used for general corporate purposes. Dividends on the Series C preferred shares are payable quarterly and are cumulative. The Series C preferred shares have no stated maturity and are redeemable at the option of the Company at any time after May 8, 2008.

In addition, the Company has $200 million of capital in the form of trust preferred securities, which have a 30-year maturity with an option to extend to 49 years. The trust preferred securities were issued out of a subsidiary of the Company’s U.S. operations that does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company reflects the intercompany debt of $206.2 million associated with the issuance of these securities on its Consolidated Balance Sheets. For purposes of discussion, the Company refers to both the trust preferred securities and the related debt as the trust preferred securities.

The table below sets forth the capital structure of the Company at December 31, 2004 and 2003 (in millions of U.S. dollars):

	2004		2003
Capital Structure:
Long-term debt	$220	6%	$220	7%
Trust preferred securities (1)	200	5	200	6
Series B cumulative redeemable preferred shares (PEPS Units)	—	—	200	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290	8	290	9
6.5% Series D cumulative preferred shares, aggregate liquidation	230	6	—	—
Common shareholders’ equity	2,832	75	2,304	72

Total Capital	$3,772	100%	$3,214	100%

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Liquidity

Cash flows from operations for 2004 increased to $1,264 million from $1,150 million in 2003. This increase in cash flows is primarily attributable to the significant increase in business written by the Company and an increase in net investment income.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries. The Company relies primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from these subsidiaries to be the principal source of its funds to pay expenses and dividends. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except that PartnerRe U.S. may not pay cash dividends without prior regulatory approval. (See Note 11 to Consolidated Financial Statements.)

The Company has cash outflows in the form of operating expenses, interest expense and dividends to both common and preferred shareholders. Corporate expenses were $42 million, common dividends paid were $73 million in the form of quarterly dividends of $0.34 per common share and preferred dividends paid were $21 million for the year ended December 31, 2004. The Company also paid $16 million on the PEPS Units during 2004. On February 9, 2005, the Company announced that it was increasing its quarterly dividend to $0.38 per common share or approximately $82 million in total for 2005, assuming a constant number of common shares. Since the Company’s inception in 1993, the Company has increased common share dividends every year, representing a 13% compound annual growth rate over the period.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s syndicated unsecured credit facility. As of December 31, 2004, there were no borrowings under this line of credit. PartnerRe U.S. Holdings and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred securities outstanding. Interest payments on the long-term debt and on the trust preferred securities amounted to approximately $29 million during 2004.

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income to meet their obligations. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, cash flows from operating activities may vary significantly between periods.

Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect the Company’s ability to write business. The following are the Company’s claims paying and financial strength ratings at December 31, 2004:

Standard & Poor’s	AA-
Moodys	Aa3
A.M. Best	A+
Fitch	AA

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary defaults, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At December 31, 2004, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that Management believes are reasonably likely to have a material current or future effect on the Company’s financial condition, change in condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due both to its ownership of PartnerRe SA, whose functional currency is the euro and to PartnerRe SA and Partner Reinsurance Company (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro.

During 2004, the value of the U.S. dollar weakened approximately 9% against the euro, 10% against the Swiss franc, 4% against the Japanese yen, 7% against the Canadian dollar and 8% against the British pound. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net increase in the U.S. dollar value of the assets and liabilities denominated in euro, Swiss franc, Japanese yen, Canadian dollar and British pound in 2004.

Net foreign exchange gains and losses amounted to a gain of $17 million, a gain of $12 million and a loss of $3 million at December 31, 2004, 2003 and 2002, respectively. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement and (iii) the classification in the Company’s Consolidated Statements of Operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

EITF 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. Under this new guidance, an investment is considered impaired if the fair value of the investment is less than its cost including adjustments for amortization and foreign exchange. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to or beyond the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary, including Staff Accounting Bulletin 59, “Accounting for Non-current Marketable Equity Securities”, SFAS 115, and FASB Staff Implementation Guide to SFAS 115.

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard may increase net income volatility in future periods. However, since fluctuations in the fair value of available for sale securities are already recorded in accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on the comprehensive income, cash flows or equity of the Company.

SFAS 123(R)

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004) “Share-Based Payment” (SFAS 123(R)). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. SFAS 123(R) will apply to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. SFAS 123(R) will be effective for the first interim or annual reporting period beginning after June 15, 2005. SFAS 123(R) may not be applied retroactively to prior years’ financial statements. The Company will adopt SFAS 123(R) as of July 1, 2005. The adoption of SFAS 123(R) is not expected to have a significant impact on the net income or equity of the Company.

See Note 2(p) to Consolidated Financial Statements for a discussion of new accounting pronouncements previously adopted by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (“liability funds”) and those assets that represent shareholder capital (“capital funds”). At December 31, 2004, liability funds represented 63% (or $5.4 billion) of the Company’s total invested assets. Liability funds are invested in a way that matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to immunize the Company against changes in interest rates and foreign exchange rates. As the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At December 31, 2004, capital funds represented 37% (or $3.2 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile: primarily common stock, convertible and high-yield bonds, private equity investments and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, is prohibited without the express approval of the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all investment derivative transactions. (See Note 2(k) to Consolidated Financial Statements for additional disclosures concerning derivatives.)

The following comments address those areas where the Company believes it has exposure to material market risk in its operations.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. This process involves matching the duration of the investment portfolio to the estimated duration of the liabilities. For loss reserves and policy benefits related to non-life and traditional life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to life and annuity business, the Company estimates duration based on its commitment to annuitants. The Company believes that this matching process mitigates the overall interest rate risk on an economic basis.

While this matching of duration insulates the Company from the economic impact of interest rate changes, it does impact the net reported U.S. GAAP equity of the Company. The Company’s liabilities are carried at their nominal value, which is not adjusted for changes in interest rates; however, the Company’s invested assets are carried at fair market value, which is adjusted for such changes. As a result, a decrease in interest rates will result in an increase in the fair value of the Company’s investments and a corresponding increase, net of applicable taxes, to the Company’s equity. An increase in interest rates would have the opposite effect.

As discussed above, a portion of the fixed income portfolio is designated as capital funds. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At December 31, 2004, the Company held approximately $1,499 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment. In such an environment, holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at lower interest cost. This can cause an acceleration of cash payments from the securities and a diminution of future investment income (relative to an equivalent fixed income security without prepayment risk).

At December 31, 2004, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $248 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the negative effect on invested assets as an economic matter, although the offset would not be reflected on the Company’s Consolidated Balance Sheets.

As noted above, the Company strives to match the foreign currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the foreign currency mix of the Company’s fixed income portfolio at the time of the interest rate changes. See “Foreign Currency Risk.”

Interest rate movements also affect the economic value of the Company’s outstanding fixed-rate debt obligation and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the Consolidated Balance Sheets. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities at December 31, 2004, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$220	$233
Trust preferred securities (1)	200	213
Series C cumulative preferred shares	290	301
Series D cumulative preferred shares	230	231

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Fair value of the outstanding fixed-rate debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of market interest rates, which is lower than the original interest rate on the debt of 5.81%. For the Company’s trust preferred securities, Series C Cumulative preferred shares and Series D Cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in foreign exchange rates. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Statements of Operations and financial position. However, the Company employs several strategies to manage its exposure to foreign currency exchange risk.

Even though the Company is able to match its liability funds against its insurance-related liabilities both by currency and duration, resulting in a natural hedge, it does enter into designated hedges to protect the value of its investment portfolio. Additionally, the Company does not maintain invested assets in currencies for which its liability exposures are not material or in countries where it is unable or impractical to maintain investments. In such cases, the Company does not have such a natural hedge and is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material. For the main non–U.S. dollar currencies identified above in which the Company transacts business, the Company employs a hedging strategy utilizing derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. To the extent that the Company has net asset positions invested in non–U.S. dollar currencies, forward currency contracts and other derivatives may be used to hedge these non–U.S. dollar currency exposures. (See Note 2(k) to Consolidated Financial Statements for additional information about the Company’s currency hedging activities.)

As a second strategy, the Company maintains capital funds primarily in U.S. dollar investments. An additional factor mitigating the Company’s foreign currency risk is the ongoing nature of its reinsurance operations. Cash receipts in foreign currencies from premiums can be used to pay claims and expenses incurred in the same currency.

At December 31, 2004, 65% of the Company’s total investments were in U.S. dollar denominated instruments and 35% were non–U.S. dollar investments.

The table below summarizes the Company’s gross and net exposure on its December 31, 2004 Consolidated Balance Sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$2,259	$250	$387	$16	$3	$61	$2,976
Other net liabilities	(1,623)	(259)	(366)	(43)	(29)	(409)	(2,729)

Total foreign currency risk	636	(9)	21	(27)	(26)	(348)	247
Total derivative amount	(220)	35	43	36	12	404	310

Net foreign currency exposure	$416	$26	$64	$9	$(14)	$56	$557

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The Company’s investment in PartnerRe SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar, accounted for $493 million or 89% of the total foreign currency exposure noted above, which the Company does not hedge.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $56 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At December 31, 2004, approximately 62% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) and 82% was rated A- or better. At December 31, 2004, 6% of the Company’s fixed income portfolio was rated below investment-grade. These percentages were comparable to December 31, 2003. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on these fixed income investments to an acceptable level. To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other as opposed to the nominal amount of the contracts. At December 31, 2004, the Company’s absolute nominal value of foreign exchange forward contracts was $1,471 million while the net value of those contracts was $4 million. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART operations. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps.

The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is mitigated by the fact that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the reinsured or the investment return earned by the reinsured on its investment portfolio are also exposed to credit risk. The Company is exposed to a limited extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses.

Reinsurance balances receivable from the Company’s clients at December 31, 2004, were $1,357 million. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of the reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have very high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made, as necessary, for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses at December 31, 2004, was $181 million. The amount of the allowance provided for uncollectible reinsurance recoverable was $15 million at December 31, 2004.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities ($1,011 million at December 31, 2004). These assets include equity investments as well as bank loans. These assets are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company reviews this class of assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investment in equities relative to the total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.77. Beta measures the response of an individual’s stock performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 7.7% increase or decrease in the market value of the Company’s equity portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	December 31, 2004	December 31, 2003
Assets
Investments and cash:
Fixed maturities, available for sale, at fair value (amortized cost: 2004, $6,611,683; 2003, $5,241,494)	$6,723,580	$5,343,651
Short-term investments, available for sale, at fair value (amortized cost: 2004, $28,691; 2003, $46,271)	28,694	46,307
Equities, available for sale, at fair value (cost: 2004, $887,006; 2003, $614,697)	1,010,777	713,950
Trading securities, at fair value (cost: 2004, $102,371; 2003, $113,385)	108,402	122,544
Cash and cash equivalents, at fair value, which approximates amortized cost	436,003	558,692
Other invested assets	90,268	11,776

Total investments and cash	8,397,724	6,796,920
Accrued investment income	151,871	132,291
Reinsurance balances receivable	1,356,771	1,214,269
Reinsurance recoverable on paid and unpaid losses	180,710	188,706
Funds held by reinsured companies	1,100,107	1,068,432
Deferred acquisition costs	409,332	354,854
Deposit assets	299,408	508,037
Tax assets	81,235	80,835
Goodwill	429,519	429,519
Other	104,564	129,337

Total assets	$12,511,241	$10,903,200

Liabilities
Unpaid losses and loss expenses	$5,766,629	$4,755,059
Policy benefits for life and annuity contracts	1,277,101	1,162,016
Unearned premiums	1,194,778	1,035,450
Funds held under reinsurance treaties	21,875	27,399
Deposit liabilities	344,202	570,634
Long-term debt	220,000	220,000
Accounts payable, accrued expenses and other	128,606	132,064
Debt related to trust preferred securities	206,186	206,186
Mandatorily redeemable preferred securities	—	200,000

Total liabilities	9,159,377	8,308,808

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2004, 54,854,398; 2003, 53,741,553)	54,854	53,742
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2004 and 2003, 11,600,000; aggregate liquidation preference: 2004 and 2003, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2004, 9,200,000; 2003, nil; aggregate liquidation preference: 2004, $230,000,000; 2003, nil)	9,200	—
Additional paid-in capital	1,288,292	1,023,167
Deferred compensation	(199)	(125)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax: 2004, $40,429; 2003, $34,928)	194,575	166,492
Currency translation adjustment	72,510	16,657
Retained earnings	1,721,032	1,322,859

Total shareholders’ equity	3,351,864	2,594,392

Total liabilities and shareholders’ equity	$12,511,241	$10,903,200

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Revenues
Gross premiums written	$3,887,516	$3,624,518	$2,705,672

Net premiums written	$3,852,672	$3,589,641	$2,655,374
Increase in unearned premiums	(118,932)	(86,199)	(229,638)

Net premiums earned	3,733,740	3,503,442	2,425,736
Net investment income	297,997	261,697	245,189
Net realized investment gains (losses)	117,339	86,656	(6,758)
Other income	23,623	21,101	5,727

Total revenues	4,172,699	3,872,896	2,669,894

Expenses
Losses and loss expenses and life policy benefits	2,475,743	2,365,742	1,715,762
Acquisition costs	901,554	773,230	556,085
Other operating expenses	271,331	235,739	161,706
Interest expense	40,744	18,570	12,960
Net foreign exchange (gains) losses	(16,586)	(11,824)	3,158

Total expenses	3,672,786	3,381,457	2,449,671

Income before distributions related to trust preferred and mandatorily redeemable preferred securities and taxes	499,913	491,439	220,223
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	21,650	27,260
Income tax expense	7,560	2,110	2,661

Net Income	492,353	467,679	190,302

Preferred dividends	21,485	29,390	20,000

Net Income Available to Common Shareholders	$470,868	$438,289	$170,302

Comprehensive Income, Net of Tax
Net income	$492,353	$467,679	$190,302
Change in net unrealized gains on investments	28,083	46,887	95,582
Change in currency translation adjustment	55,853	47,477	27,223

Comprehensive Income	$576,289	$562,043	$313,107

Per Share Data
Net income per common share:
Basic net income	$8.80	$8.23	$3.37
Diluted net income	$8.71	$8.13	$3.28
Weighted average number of common shares outstanding	53,490.8	53,238.6	50,551.0
Weighted average number of common and common share equivalents outstanding	54,047.4	53,895.9	51,907.7

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Common Shares
Balance at beginning of year	$53,742	$52,376	$50,164
Repurchase of common shares	(2,914)	—	(6,000)
Issue of common shares	4,026	1,366	8,212

Balance at end of year	54,854	53,742	52,376

Preferred Shares
Balance at beginning of year	11,600	10,000	10,000
Redemption of preferred shares	—	(10,000)	—
Issue of preferred shares	9,200	11,600	—

Balance at end of year	20,800	11,600	10,000

Additional Paid-In Capital
Balance at beginning of year	1,023,167	977,714	885,678
Repurchase of common shares and warrants	(170,440)	—	(283,620)
Issue of common shares	227,264	13,131	380,520
Issue and adjustment of purchase contract for common shares	(4,780)	(4,780)	(4,864)
Redemption of preferred shares	—	(232,163)	—
Issue of preferred shares	213,081	269,265	—

Balance at end of year	1,288,292	1,023,167	977,714

Deferred Compensation
Balance at beginning of year	(125)	(261)	(397)
Issue of restricted common shares	(276)	—	—
Amortization of deferred compensation	202	136	136

Balance at end of year	(199)	(125)	(261)

Accumulated Other Comprehensive Income
Balance at beginning of year	183,149	88,785	(34,020)
Unrealized gains on investments, net of reclassification adjustments	28,083	46,887	95,582
Currency translation adjustment	55,853	47,477	27,223

Balance at end of year	267,085	183,149	88,785

Retained Earnings
Balance at beginning of year	1,322,859	948,568	836,684
Net income	492,353	467,679	190,302
Dividends on common shares	(72,695)	(63,998)	(58,418)
Dividends on preferred shares	(21,485)	(29,390)	(20,000)

Balance at end of year	1,721,032	1,322,859	948,568

Total shareholders’ equity	$3,351,864	$2,594,392	$2,077,182

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Cash Flows from Operating Activities
Net income	$492,353	$467,679	$190,302
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of net premium (discount) on investments	40,188	26,326	(2,843)
Net realized investment (gains) losses	(117,339)	(86,656)	6,758
Changes in:
Unearned premiums	118,932	86,199	229,638
Reinsurance balances receivable	(80,086)	(105,730)	(286,275)
Unpaid losses and loss expenses including life policy benefits	820,249	1,009,319	500,869
Net tax assets	(715)	(1,052)	2,918
Other changes in assets and liabilities	(5,709)	(233,712)	43,337
Net sales (purchases) of trading securities	14,237	(1,203)	(2,094)
Other items, net	(18,314)	(11,091)	4,633

Net cash provided by operating activities	1,263,796	1,150,079	687,243

Cash Flows from Investing Activities
Sales of fixed maturities	6,296,146	8,085,048	4,152,522
Redemptions of fixed maturities	565,532	803,646	297,286
Purchases of fixed maturities	(8,016,220)	(9,971,218)	(4,776,121)
Net sales (purchases) of short-term investments	17,636	(43,058)	37,380
Purchases of equities	(866,290)	(228,412)	(361,819)
Sales of equities	661,571	105,814	188,914
Other, net	(27,915)	(16,634)	11,469

Net cash used in investing activities	(1,369,540)	(1,264,814)	(450,369)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(92,270)	(93,424)	(78,418)
Net (repurchase) issue of common shares	(152,514)	14,497	99,112
Issue of preferred shares	222,281	280,865	—
Redemption of preferred shares	—	(242,163)	—
Adjustment on purchase contract for common shares	(4,780)	(4,780)	(4,864)

Net cash (used in) provided by financing activities	(27,283)	(45,005)	15,830

Effect of foreign exchange rate changes on cash	10,338	7,792	6,322

(Decrease) increase in cash and cash equivalents	(122,689)	(151,948)	259,026
Cash and cash equivalents – beginning of year	558,692	710,640	451,614

Cash and cash equivalents – end of year	$436,003	$558,692	$710,640

Supplemental cash flow information
Net taxes paid	$7,810	$1,038	$28
Interest paid	$40,575	$18,570	$12,960

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1.	Organization

PartnerRe Ltd. (the “Company”) provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA and Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to industrial and service companies on a worldwide basis.

The Company was incorporated in August 1993 under the laws of Bermuda. The Company commenced operations in November 1993 upon completion of the sale of common shares and warrants pursuant to subscription agreements and an initial public offering. On July 10, 1997, the Company completed the acquisition of PartnerRe SA, and on December 23, 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Group (Winterthur Re).

On August 4, 2000, the Company concluded the sale (the “Transaction”) of its indirect wholly owned subsidiary, PartnerRe Life Insurance Company of the U.S., and its subsidiaries Republic-Vanguard Life Insurance Company, Investors Insurance Corporation and Investors Marketing Group, Inc. (collectively “PartnerRe Life U.S.”), to SCOR Group. The Company purchased PartnerRe Life U.S. in December 1998 as part of the Winterthur Re acquisition. The total consideration for the Transaction was $155 million, including the repayment by SCOR Group of a $10 million surplus note held by the Company. The Company, through a series of retrocession agreements with SCOR Group, retained certain annuity treaties following the sale.

2.	Significant Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Consolidated Financial Statements reflect the best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	Unpaid losses and loss expenses, including policy benefits for life and annuity contracts;

•	Gross and net premiums written and net premiums earned;

•	Recoverability of deferred acquisition costs;

•	Determination of other-than-temporary impairments of investments;

•	Recoverability of tax loss carry-forwards;

•	Valuation of goodwill; and

•	Valuation of certain derivative financial instruments.

Intercompany accounts and transactions have been eliminated and all entities meeting consolidation requirements have been included in the consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

(a)	Premiums

Gross premiums written and earned are based upon reports received from ceding companies, supplemented by the Company’s own estimates of premiums written and earned for which ceding company reports have not been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Net premiums written and earned are presented net of ceded premiums, which represent the cost of retrocession protection purchased by the Company. Premiums are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which is generally one to two years. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force. Premiums related to individual life and annuity business are recorded over the premium-paying period on the underlying policies. Premiums on annuity and universal life insurance policies for which there is no significant mortality or morbidity risk are accounted for in a manner consistent with accounting for interest-bearing financial instruments and are not reported as revenues, but rather as direct deposits to the contract. Amounts assessed against annuity and universal life policyholders are recognized as revenue in the period assessed.

(b)	Losses and Loss Expenses and Life Policy Benefits

The Company’s non-life operations are composed of its Non-life and ART segments. The liability for unpaid losses and loss expenses for non-life operations includes amounts determined from loss reports on individual treaties and amounts for losses incurred but not yet reported to the Company. Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry experience and Management’s judgment. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided. Any adjustments will be reflected in the periods in which they become known.

The liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies supplemented by the Company’s best actuarial estimates of mortality, morbidity, persistency and future investment income, with appropriate provision for adverse deviation. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5% to 5.5%. Actual experience in a particular period may vary from assumed experience and, consequently, may affect the Company’s operating results in future periods.

(c)	Deferred Acquisition Costs

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are primarily related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium revenue is recognized. Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in determining the recoverability of deferred acquisition costs. Acquisition costs related to individual life and annuity business are deferred and amortized over the premium-paying periods in proportion to anticipated premium income, allowing for lapses, terminations and anticipated investment income. Acquisition costs related to universal life and single premium annuity contracts for which there is no significant mortality or morbidity risk are deferred and amortized over the lives of the policies as a percentage of the estimated gross profits expected to be realized on the policies.

(d)	Funds Held by Reinsured Companies

The Company writes certain business on a funds held basis. In such an arrangement, the reinsured retains the premiums that would have otherwise been paid to the Company and the Company earns interest on these funds. With the exception of those arrangements discussed below, the Company generally earns investment income on the funds held balances based upon a predetermined rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates at December 31, 2004, ranged from 1.5% to 6.0%.

In certain circumstances, the Company may receive an investment return based upon either the result of a pool of assets held by the reinsured, generally used to collateralize the funds held balance, or the investment return earned by the reinsured on its entire investment portfolio. This is most common in the Company’s life reinsurance business. In these arrangements, gross investment returns are typically reflected in income with a corresponding increase or decrease (net of a spread) being recorded as life policy benefits on the Company’s Consolidated Statements of Operations. In these arrangements, the Company is exposed, to a limited extent, to the underlying credit risk of the pool of assets inasmuch as the underlying life policies may have guaranteed minimum returns. In such cases, an embedded derivative exists under Statement of Financial Accounting Standards (SFAS) 133 Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (Issue B36). The fair value of these derivatives is recorded by the Company as an increase or decrease to the funds held balance, which is substantially offset by an equivalent adjustment to deferred acquisition costs.

(e)	Deposit Assets and Liabilities

In the normal course of its operations, the Company enters into certain contracts that do not meet the risk transfer provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (SFAS 113). These contracts are accounted for using the deposit accounting method in accordance with Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” (SOP 98-7). For those contracts, the Company originally records deposit liabilities for an amount equivalent to the consideration received. The consideration to be retained by the Company, irrespective of the experience of the contracts, is earned over the expected settlement period of the contracts, with any unearned portion recorded as a component of deposit liabilities. Actuarial studies are used to estimate the final liabilities under these contracts and the appropriate accretion rates to increase or decrease the original liabilities over the term of the contracts. The change for the period is recorded in other income in the Consolidated Statements of Operations.

Under some of these contracts, cedants retain the assets on a funds held basis. In those cases, the Company records those assets as deposit assets and records the related income in other income in the Consolidated Statements of Operations.

(f)	Investments

Fixed maturities, short-term and equity investments that are classified as “available for sale” are carried at fair value, based on quoted market prices, with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of “accumulated other comprehensive income.” Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase. Investment purchases and sales are recorded on the trade date.

Fixed maturities, short-term and equity investments which are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and are carried at fair value, based on quoted market prices, with the change in fair value included in net realized investment gains and losses in the Consolidated Statements of Operations.

The Company utilizes various derivative instruments such as financial futures contracts, credit default swaps and designated foreign exchange forward contracts for the purpose of replicating investment positions and managing certain exposure and duration risks. These instruments are recognized as assets and liabilities in the accompanying Consolidated Balance Sheets and changes in fair value are included in net realized investment gains and losses in the Consolidated Statements of Operations. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

Other invested assets consist primarily of an investment in a non-publicly traded company (Channel Re), non-publicly traded real estate funds, private placement equity investments, derivative financial instruments and other specialty asset classes. The investment in Channel Re is accounted for using the equity method. The Company’s share of Channel Re’s net income and other comprehensive income is reported in the Company’s net income and accumulated other comprehensive income, respectively, on a one-quarter lag. The Company calculates its share of Channel Re’s net income and other comprehensive income on the basis of the Company’s ownership percentage of Channel Re’s common shares currently outstanding. Other investments are recorded based on valuation techniques depending on the nature of the individual assets.

The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturities and short-term investments. Realized gains and losses on the disposition of investments are determined based upon a first-in, first-out basis and are reflected in the Consolidated Statements of Operations.

The Company regularly evaluates the fair value of its investments to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the amortized cost of the individual security is written-down to fair value and a new cost basis is established with the amount of the write-down included as a realized investment loss in the period in which the determination of other-than-temporary impairment is made. While the cost basis cannot be adjusted upward through net income if the value of the security subsequently increases, the cost basis may be written down again if further other-than-temporary impairments are determined.

(g)	Cash and Cash Equivalents

Cash equivalents are carried at fair value and include debt securities that, at purchase, have a maturity of three months or less.

(h)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA and Winterthur Re. SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) requires that the Company perform an annual valuation of its goodwill asset to test it for impairment. The Company has established September 30 as the date for performing the Company’s annual impairment test. If, as a result of the assessment, the Company determines that the value of its goodwill asset is impaired, goodwill will be written-down in the period in which the determination is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset.

(i)	Income Taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to “accumulated other comprehensive income” based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Financial Statements and those used in the various jurisdictional tax returns. When Management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. The Company also establishes tax liabilities related to tax years that are open to audit when such liabilities are probable and reasonably estimable.

(j)	Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries are generally their functional currencies, except for the Bermuda subsidiaries or branches, whose functional currency is the U.S. dollar. In translating the financial statements of those subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the weighted average foreign exchange rates for the period. Related translation adjustments are reported on the Consolidated Balance Sheets as a separate component of “accumulated other comprehensive income.”

In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the weighted average rates of exchange for the year. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet dates. The resulting foreign exchange gains or losses are included in the Consolidated Statements of Operations. The Company records realized and unrealized foreign exchange gains and losses that are covered by designated hedges in net realized investment gains and losses in the Consolidated Statements of Operations (see Note 2(k)).

(k)	Derivatives Used in Hedging Activities

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended on January 1, 2001, requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the Consolidated Financial Statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

The Company utilizes derivative financial instruments as part of an overall currency risk management strategy. On the date the Company enters into a derivative contract, Management designates if the derivative is used as a hedge of an identified underlying exposure (a “designated hedge”). As part of its overall strategy to manage the level of currency exposure, the Company uses currency derivatives to hedge the fair value of certain available for sale fixed income securities related to the Company’s “liability funds” (funds corresponding to the Company’s net reinsurance liabilities). These derivatives have been designated as “fair value hedges” under SFAS 133, and accordingly, the changes in fair value of the derivative and the hedged item are recognized in net realized investment gains and losses in the Consolidated Statements of Operations. Derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities are not designated as hedges under SFAS 133. The changes in fair value of the non-designated hedges and the other reinsurance assets and liabilities are recognized in net foreign exchange gains and losses on the December 31, 2004 and 2003 Consolidated Statements of Operations.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. Derivative instruments may be used to hedge a variety of market risks, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. These derivatives are recorded at fair value and changes in the fair value of the derivatives are reported in net realized investment gains and losses in the Consolidated Statements of Operations.

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy.

The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item. To the extent that the Company in the future chooses to discontinue hedge accounting related to its fair value hedge of currency risk related to its available for sale fixed income securities (liability funds) because, based on Management’s assessment, the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in current period net income, and changes in the fair value of the underlying available for sale fixed income securities due to currency movements will be recorded as a component of “accumulated other comprehensive income.”

(l)	Weather Derivatives

As a part of the Company’s ART (Alternative Risk Transfer) operations, the Company has entered into weather related transactions that are structured as insurance, reinsurance or derivatives. When those transactions are determined to be derivatives, they are recorded at fair value with the changes in fair value reported in other income in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives.

(m)	Total Return and Interest Rate Swaps

As a part of the Company’s ART (Alternative Risk Transfer) operations, the Company has entered into total return and interest rate swaps. Income related to these swaps and any fair value adjustments on the swaps are included in other income in the Consolidated Statements of Operations. The Company records these swaps at fair value, based on quoted market prices. Where such valuations are not available, the Company uses internal valuation models to estimate fair value.

(n)	Net Income per Common Share

Diluted net income per common share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities, including common share warrants, Series B cumulative redeemable preferred shares (PEPS units), options and restricted share units. Basic net income per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted net income per share.

(o)	Share-Based Compensation

The Company currently uses four types of share-based compensation: stock options, restricted shares, restricted share units (RSU), and shares issued under the Company’s employee stock purchase plan. The Company’s adoption in 2003 of the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS 148), resulted in the recognition of an expense corresponding to the fair value of the Company’s stock options that were granted during 2003. The expense is recognized over the vesting period of the stock options. The Company has elected to use the prospective transition method as described in SFAS 123, which results in the expensing of options granted subsequent to January 1, 2003. Under the provisions of SFAS 123, options are valued at fair value on the date of grant using a Black-Scholes option-valuation model that considers, as of the date of grant, the exercise price and expected life of the option, the current price of the Company’s common shares and its expected volatility, expected dividends on the common shares and the risk-free interest rate for the expected life of the option.

The adoption of the fair value provision of SFAS 123 resulted in a charge to net income of $3.3 million, or $0.06 per diluted share, for the year ended December 31, 2003. Prior to January 1, 2003, the Company accounted for share-based compensation under the intrinsic value provisions of Accounting Principles Board No. 25 (APB 25). Accordingly, no compensation costs were recognized for grants of stock options under the Company’s stock option plans.

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding equity-based compensation issued since January 1, 2002 (in thousands of U.S. dollars, except per share data):

	2004	2003	2002
Net income available to common shareholders:
As reported	$470,868	$438,289	$170,302
Add: Stock-related compensation expense included in net income as reported	7,079	3,332	—
Less: Total stock-related compensation expense determined under fair value method for all grants	13,728	11,582	9,735

Pro forma	$464,219	$430,039	$160,567

Net income per common share:
Basic
As reported	$8.80	$8.23	$3.37
Pro forma	$8.68	$8.08	$3.18
Diluted
As reported	$8.71	$8.13	$3.28
Pro forma	$8.59	$7.98	$3.09

(p)	New Accounting Pronouncements

B-36

In February 2003, the Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) issued SFAS 133 Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments.” This new guidance addresses the potential for embedded derivatives within funds held balances relating to certain reinsurance contracts (see Note 2(d)). The adoption of this new guidance by the Company on October 1, 2003 did not have a material impact on the results of operations or financial position of the Company. The valuation of such embedded derivatives was recorded in the funds held balance at December 31, 2004 and 2003, which was substantially offset by an equivalent adjustment to deferred acquisition costs.

SOP 03-01

In July 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts” (SOP 03-01). SOP 03-01 complements the guidance available in SFAS No. 60 “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” for insurance products introduced since the issuance of these two SFAS. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The Company has adopted SOP 03-01 as of January 1, 2004 and the adoption did not have a significant impact on the Company’s Consolidated Financial Statements.

SFAS 150

In July 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As a result of the adoption of SFAS 150, the Company has classified its mandatorily redeemable preferred securities as liabilities on its December 31, 2004 and 2003 Consolidated Balance Sheets. The Company also classified distributions related to the mandatorily redeemable preferred securities as interest expense in the Consolidated Statement of Operations for the year ended December 31, 2004 and for the last six months of 2003, and has left the first six months of 2003 as well as the full year of 2002 Consolidated Statement of Operations presentation unchanged. This new presentation has no impact on the Company’s equity and net income for any periods presented.

FIN 46(R)

In December 2003, the Company began applying the guidance in FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Neither PartnerRe Capital Trust I (“the Trust”), which issued the Company’s trust preferred securities, nor PartnerRe Finance meet the consolidation requirements of FIN 46(R). As a result, the Company has deconsolidated the Trust and PartnerRe Finance and is now reflecting the debt related to the trust preferred securities issued by the Company to PartnerRe Finance as a liability on the December 31, 2004 and 2003 Consolidated Balance Sheets. Starting January 1, 2004, the Company reported the interest on the debt related to the trust preferred securities as interest expense in the Consolidated Statement of Operations and has left the 2003 and 2002 Consolidated Statements of Operations presentation unchanged. This new presentation has no impact on the Company’s equity and net income for any periods presented.

EITF 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. Under this new guidance, an investment is considered impaired if the fair value of the investment is less than its cost including adjustments for amortization and foreign exchange. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to or beyond the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary, including Staff Accounting Bulletin 59, “Accounting for Non-current Marketable Equity Securities”, SFAS 115, and FASB Staff Implementation Guide to SFAS 115.

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment on equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard may increase net income volatility in future periods. However, since fluctuations in the fair value of available for sale securities are already recorded in accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on the comprehensive income, cash flows or equity of the Company.

SFAS 123(R)

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004) “Share-Based Payment” (SFAS 123(R)). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. SFAS 123(R) will apply to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. SFAS 123(R) will be effective for the first interim or annual reporting period beginning after June 15, 2005. SFAS 123(R) may not be applied retroactively to prior years’ financial statements. The Company will adopt SFAS 123(R) as of July 1, 2005. The adoption of SFAS 123(R) is not expected to have a significant impact on the net income or equity of the Company.

3.	Investments

(a)	Fixed Maturities, Equities and Short-Term Investments Available for Sale

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at December 31, 2004 and 2003, were as follows (in thousands of U.S. dollars):

2004	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$515,976	$6,936	$(1,188)	$521,724
- states or political subdivisions of states of the U.S.	5,532	160	(8)	5,684
- other foreign governments	1,862,970	42,216	(569)	1,904,617
- corporate	2,731,999	68,747	(8,381)	2,792,365
- mortgage/asset-backed securities	1,495,206	5,671	(1,687)	1,499,190

Total fixed maturities	6,611,683	123,730	(11,833)	6,723,580
Short-term investments	28,691	8	(5)	28,694
Equities	887,006	127,798	(4,027)	1,010,777

Total	$7,527,380	$251,536	$(15,865)	$7,763,051

2003	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$327,855	$10,029	$(65)	$337,819
- states or political subdivisions of states of the U.S.	94,892	3,300	(272)	97,920
- other foreign governments	1,142,928	15,126	(8,467)	1,149,587
- corporate	2,688,834	90,402	(9,333)	2,769,903
- mortgage/asset-backed securities	986,985	5,289	(3,852)	988,422

Total fixed maturities	5,241,494	124,146	(21,989)	5,343,651
Short-term investments	46,271	56	(20)	46,307
Equities	614,697	106,056	(6,803)	713,950

Total	$5,902,462	$230,258	$(28,812)	$6,103,908

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at December 31, 2004 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
- U.S. government	$229.6	$(1.2)	$—	$—	$229.6	$(1.2)
- states or political subdivisions of states of the U.S.	1.4	—	—	—	1.4	—
- other foreign governments	261.0	(0.6)	—	—	261.0	(0.6)
- corporate	793.6	(6.1)	77.7	(2.3)	871.3	(8.4)
- mortgage/asset-backed securities	577.4	(1.7)	—	—	577.4	(1.7)

Total fixed maturities	1,863.0	(9.6)	77.7	(2.3)	1,940.7	(11.9)
Short-term investments	15.2	—	—	—	15.2	—
Equities	53.6	(2.3)	54.6	(1.7)	108.2	(4.0)

Total	$1,931.8	$(11.9)	$132.3	$(4.0)	$2,064.1	$(15.9)

The Company’s investment security with the largest net unrealized loss at December 31, 2004, for which an other-than-temporary impairment charge has not been taken was a net unrealized loss of $0.3 million, representing 0.4% of the amortized cost of the security, which is rated AAA. This unrealized loss, as well as a majority of the Company’s total unrealized losses on fixed maturity securities, are due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. As of December 31, 2004 and 2003, the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk.

(b)	Maturity Distribution of Available for Sale Securities

The distribution of available for sale fixed maturities and short-term investments at December 31, 2004 by contractual maturity is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$438,592	$440,895
More than one year through five years	2,610,074	2,642,206
More than five years through ten years	1,833,569	1,882,294
More than ten years	262,933	287,689

Subtotal	5,145,168	5,253,084
Mortgage/asset-backed securities	1,495,206	1,499,190

Total	$6,640,374	$6,752,274

(c)	Change in Net Unrealized Gains (Losses) on Investments

The analysis of the change in net unrealized gains (losses) on investments net of applicable taxes reflected in “accumulated other comprehensive income” for the years ended December 31, 2004, 2003 and 2002, is as follows (in thousands of U.S. dollars):

	2004	2003	2002
Fixed maturities	$9,740	$(45,055)	$109,221
Short-term investments	(33)	22	(2)
Equity securities	24,518	119,983	(12,677)
Other investments	(641)	(55)	113

	33,584	74,895	96,655

Increase in tax liability	(5,501)	(28,008)	(1,073)

Net change reflected in “accumulated other comprehensive income”	$28,083	$46,887	$95,582

(d)	Realized Gains (Losses) on Investments

Proceeds from the sale of investments classified as available for sale for the years ended December 31, 2004, 2003 and 2002, were $7,299.4 million, $9,028.0 million and $4,186.9 million, respectively. Realized investment gains and losses on securities classified as available for sale for the years ended December 31, 2004, 2003 and 2002, were as follows (in thousands of U.S. dollars):

	2004	2003	2002
Gross realized gains	$153,670	$132,196	$108,385
Gross realized losses excluding other-than-temporary impairments	(52,858)	(38,541)	(104,742)
Other-than-temporary impairments	(10,528)	(30,744)	(33,823)

Total net realized investment gains (losses) on available for sale securities	$90,284	$62,911	$(30,180)

The components of the net realized investments gains and losses on securities classified as available for sale for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands of U.S. dollars):

Fixed maturities	$25,441	$81,810	$17,450
Equities	64,821	(18,320)	(47,478)
Short-term investments	22	(579)	(152)

Net realized investment gains (losses) on available for sale securities	$90,284	$62,911	$(30,180)

The following table is a reconciliation of the net realized investments gains and losses on securities classified as available for sale to the net realized investments gains and losses in the Consolidated Statements of Operations (in thousands of U.S. dollars):

	2004	2003	2002
Net realized investment gains (losses) on available for sale securities	$90,284	$62,911	$(30,180)
Net realized investment gains (losses) on trading securities	8,254	10,639	(9,817)
Change in net unrealized investment (losses) gains on trading securities	(1,641)	9,063	5,262
Net realized gains on real estate	—	—	15,490
Net realized investment (losses) gains on designated hedging activities	(278)	(8,173)	5,394
Net gains on other invested assets	29,389	13,082	3,718
Other realized and unrealized investment (losses) gains	(8,669)	(866)	3,375

Total net realized investment gains (losses)	$117,339	$86,656	$(6,758)

For the years ended December 31, 2004, 2003 and 2002, the Company recorded a net loss of $1.5 million, a net gain of $1.7 million and a net gain of $0.5 million, respectively, in the net realized investment gains and losses in the Consolidated Statements of Operations, representing the ineffectiveness of its designated fair value hedging activities.

(e)	Net Investment Income

The components of net investment income for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands of U.S. dollars):

	2004	2003	2002
Fixed maturities, short-term investments, cash and cash equivalents	$253,371	$209,652	$209,747
Equities	20,408	17,023	13,614
Funds held and other	40,940	48,103	38,578
Investment expenses	(16,722)	(13,081)	(16,750)

Net investment income	$297,997	$261,697	$245,189

(f)	Trading Securities

At December 31, 2004 and 2003, the net unrealized investment gains on trading securities were approximately $6.0 million and $9.2 million, respectively.

(g)	Pledged Assets

At December 31, 2004 and 2003, cash and securities with a fair value of approximately $1,484.6 million and $1,434.8 million, respectively, were deposited, pledged or held in escrow accounts to support long-term debt or in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(h)	Unsettled Trades

Unsettled trades at December 31, 2004 and 2003 have been netted in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets. The gross payable and receivable balances for unsettled trades at December 31, 2004 and 2003, were as follows (in thousands of U.S. dollars):

	2004	2003
Receivable for securities sold	$57,452	$42,169
Payable for securities purchased	(59,032)	(47,558)

Net payable for securities purchased	$(1,580)	$(5,389)

(i)	Other invested assets

At December 31, 2004, other invested assets include the Company’s investment in Channel Re, a non-publicly traded financial guarantee reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participates in new MBIA reinsurance treaties and provides facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common stock of Channel Re. The Company’s share of Channel Re’s net income was $6.0 million for the year ended December 31, 2004, which represents results for the first nine months of 2004. The 2003 and 2002 periods include no investment in or income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004.

4.	Unpaid Losses and Loss Expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars):

	2004	2003	2002
Gross liability at beginning of year	$4,755,059	$3,658,416	$3,005,628
Reinsurance recoverable at beginning of year	175,685	217,777	214,891

Net liability at beginning of year	4,579,374	3,440,639	2,790,737

Net incurred losses related to:
Current year	2,318,716	2,043,201	1,506,860
Prior years	(139,036)	55,463	56,118

	2,179,680	2,098,664	1,562,978

Net paid losses related to:
Current year	257,950	165,900	201,669
Prior years	1,120,756	1,126,882	923,165

	1,378,706	1,292,782	1,124,834

Effects of foreign exchange rate changes	233,263	332,853	211,758

Net liability at end of year	5,613,611	4,579,374	3,440,639
Reinsurance recoverable at end of year	153,018	175,685	217,777

Gross liability at end of year	$5,766,629	$4,755,059	$3,658,416

For the years ended December 31, 2004, 2003 and 2002, the net change in prior year reserves was a net favorable loss development of $139.0 million, a net adverse loss development of $55.5 million and a net adverse loss development of $56.1 million, respectively.

The net favorable loss development of $139.0 million in 2004 relates primarily to a net adverse loss development in the U.S. Property and Casualty sub-segment of $30 million, which included adverse loss development for prior accident years in the motor and casualty lines of $53 million partially offset by favorable loss development in the property line of $23 million, a net adverse loss development of $24 million in the Global (Non-U.S.) Property and Casualty sub-segment which included adverse loss development in the motor and casualty lines of $106 million partially offset by favorable loss development in the property line of $82 million and a net favorable loss development of $193 million in the Worldwide Specialty sub-segment, which included favorable loss development of $203 million for prior accident years in all lines, except for the specialty casualty line which was affected by adverse loss development of $10 million.

The net adverse loss development of $55.5 million in 2003 relates primarily to a net adverse loss development in the U.S. Property and Casualty sub-segment of $88 million, which included adverse loss development for prior accident years of $72 million on the casualty line and $15 million on the motor line, a net favorable loss development of $11 million in the Global (Non-U.S.) Property and Casualty sub-segment which included adverse loss development for prior accident years of $23 million on the motor line offset by favorable loss development of $34 million on the property and casualty lines and a net favorable loss development of $22 million in the Worldwide Specialty sub-segment, which included favorable loss development for prior accident years of $61 million on the aviation, credit/surety, engineering/energy, catastrophe and other lines, which was partially offset by adverse loss development of $39 million on the agriculture, marine and specialty casualty lines.

The net adverse loss development of $56.1 million in 2002 relates primarily to the Company’s U.S. casualty business where modestly higher than expected losses were reported by cedants for prior years.

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars):

	2004	2003	2002
Net incurred losses related to:
Non-life	$2,179,680	$2,098,664	$1,562,978
Life	296,063	267,078	152,784

Losses and loss expenses and life policy benefits	$2,475,743	$2,365,742	$1,715,762

Asbestos and Environmental Claims

The Company’s reserve for unpaid losses and loss expenses at December 31, 2004 and 2003, included $92.4 million and $111.0 million, respectively, that represents estimates of its net ultimate liability for asbestos and environmental claims. The decrease in the net reserve for unpaid losses and loss expenses in 2004 is attributable to settlement of claims and commutations and was not the result of a change in the Company’s view of its ultimate liability for this business. The gross liability for such claims at December 31, 2004 and 2003, was $104.6 million and $121.7 million, respectively, of which $94.7 million and $111.1 million, respectively, relate to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

5.	Ceded Reinsurance

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The Company remains liable to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverables was $14.5 million and $16.8 million at December 31, 2004 and 2003, respectively.

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits for 2004, 2003 and 2002 are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2004, 2003 and 2002, were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses
2004
Assumed	$3,887,516	$3,767,531	$2,489,426
Ceded	34,844	33,791	13,683

Net	$3,852,672	$3,733,740	$2,475,743

2003
Assumed	$3,624,518	$3,541,659	$2,356,737
Ceded	34,877	38,217	(9,005)

Net	$3,589,641	$3,503,442	$2,365,742

2002
Assumed	$2,705,672	$2,481,693	$1,741,443
Ceded	50,298	55,957	25,681

Net	$2,655,374	$2,425,736	$1,715,762

6.	Long-Term Debt

In connection with the acquisition of the reinsurance operations of Winterthur Re in 1998, the Company’s subsidiary, PartnerRe U.S. Corporation (“PartnerRe U.S. Holdings”) obtained a $220.0 million, 5.81% fixed rate bank loan. The loan, which is fully collateralized, is repayable in 2008, with interest payments due semiannually. PartnerRe U.S. Holdings incurred interest expense of $13.0 million in each year of 2004, 2003 and 2002 and paid interest of $13.1 million, $13.0 million and $13.0 million in 2004, 2003 and 2002, respectively, in relation to the loan.

7.	Taxation

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income or capital gains tax under current Bermuda law. In the event that there is a change in current law such that taxes on income or capital gains are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966.

The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries and branches are subject to tax are France, Switzerland and the United States.

While not currently under examination in any of the taxing jurisdictions in which it operates, income tax returns are open for examination for the 2001-2004 tax years in France and the United States and for 2003 and 2004 in Switzerland. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the financial statements for any of these potential assessments that may result from tax examinations for all open tax years.

Income tax expense for the years ended December 31, 2004, 2003 and 2002, and income tax assets at December 31, 2004, 2003 and 2002, were as follows (in thousands of U.S. dollars):

	2004	2003	2002
Current income tax (benefit) expense	$(1,034)	$3,181	$2,752
Deferred income tax expense (benefit)	8,594	(1,071)	(91)

Income tax expense	$7,560	$2,110	$2,661

Net current tax (liability) asset	$(17,685)	$(20,449)	$8,954
Net deferred tax asset	98,920	101,284	91,048

Total tax asset	$81,235	$80,835	$100,002

The actual income tax rate for the years ended December 31, 2004, 2003 and 2002 differed from the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes as a result of the following (in thousands of U.S. dollars):

	2004	2003	2002
Income before taxes	$499,913	$469,789	$192,963
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	3.9	(8.2)	(23.9)
Impact of foreign exchange gains/losses	2.3	9.3	11.9
Prior year refund/adjustments	(5.5)	4.2	—
Valuation allowance	3.3	(5.0)	8.9
Other	(2.5)	0.2	4.5

Actual tax rate	1.5%	0.5%	1.4%

Deferred tax assets reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax asset as of December 31, 2004 and 2003, were as follows (in thousands of U.S. dollars):

	2004	2003
Discounting of loss reserves and adjustment to life policy reserves	$67,188	$58,456
Tax loss carry-forwards	122,961	113,278
Unearned premiums	21,771	21,684
Other deferred tax assets	6,927	8,477

	218,847	201,895

Valuation allowance	(16,347)	—

Deferred tax assets	202,500	201,895

Unrealized appreciation and timing differences on investments	40,719	23,908
Deferred acquisition costs	26,774	24,390
Goodwill	11,563	6,989
Tax equalization reserves	14,104	12,704
Other deferred tax liabilities	10,420	32,620

Deferred tax liabilities	103,580	100,611

Net deferred tax asset	$98,920	$101,284

As of December 31, 2004, the Company had $435.5 million of operating loss carry-forwards. Of this amount, $224.7 is attributable to Switzerland and expires if unused between 2007 and 2009 and $202.8 is attributable to France and does not expire due to an unlimited carry-forward period. The increase in valuation allowance in 2004 is primarily related to an increase in the available Swiss loss carry-forwards, which results from a Swiss tax ruling that allows the Company to use U.S. GAAP in determining its Swiss taxable income. As a result of the ruling, Swiss operating loss carry-forwards have increased and taxable income in future periods will decrease resulting in Management’s determination that a portion of the Swiss operating loss carry-forward will not be realized.

The following table summarizes the changes in “accumulated other comprehensive income” and the related tax benefit for the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars):

	Before Tax	Tax Effect	Net of Tax
2004
Foreign currency translation adjustment	$55,853	$—	$55,853
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period	123,868	(44,723)	79,145
Less reclassification adjustment for available for sale securities	(90,284)	39,222	(51,062)

	33,584	(5,501)	28,083

Change in accumulated other comprehensive income	$89,437	$(5,501)	$83,936

2003
Foreign currency translation adjustment	$47,477	$—	$47,477
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period	137,806	(34,694)	103,112
Less reclassification adjustment for available for sale securities	(62,911)	6,686	(56,225)

	74,895	(28,008)	46,887

Change in accumulated other comprehensive income	$122,372	$(28,008)	$94,364

2002
Foreign currency translation adjustment	$27,223	$—	$27,223
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period	66,475	(11,004)	55,471
Less reclassification adjustment for available for sale securities	30,180	9,931	40,111

	96,655	(1,073)	95,582

Change in accumulated other comprehensive income	$123,878	$(1,073)	$122,805

8.	Agreements with Related Parties

The Company was party to agreements with Swiss Reinsurance Company (“Swiss Re,” a former shareholder), Atis Real (a company in which a board member is a director), Barclays Bank PLC (a company in which a board member is a non-executive director) and their respective affiliates. Swiss Re was no longer an affiliate of the Company subsequent to May 2003.

Agreements with Swiss Reinsurance Company

In the normal course of their underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts (assumed and ceded) with Swiss Re and certain Swiss Re subsidiaries. Included in the 2003 Consolidated Statement of Operations were net premiums written of $4.0 million, net loss recoveries, including life policy benefits of $1.4 million and net acquisition costs of $0.7 million. Included in the 2002 Consolidated Statement of Operations were net ceded premiums written of $1.0 million, net losses and loss expenses, including life policy benefits, of $2.5 million and net acquisition costs of $1.1 million.

The Company utilized, in the conduct of its business, certain underwriting services and licensed technology provided by Swiss Re pursuant to a service agreement. The agreement was terminated in February 2003, but the Company continued to have access to certain computer technology through the end of 2003. Fees incurred pursuant to the agreement included fixed fees for access to technology and database resources. Fees incurred for each of the years ended December 31, 2003 and 2002, were $0.2 million per year.

The Company utilized the services of Swiss Re to manage portions of its investment portfolio pursuant to investment advisory agreements. Pursuant to these agreements, which were subject to the Company’s investment guidelines and other restrictions, the Company paid a fee to Swiss Re. Investment fees expensed for the years ended December 31, 2003 and 2002, aggregated $0.1 million and $1.5 million, respectively, under these agreements.

Agreements with Barclays Bank PLC

In the normal course of its operations, the Company has entered into certain agreements with Barclays Bank PLC and its subsidiaries (“Barclays”) on market terms. As part of its ART (Alternative Risk Transfer) operations, the Company entered into weather related transactions with Barclays in 2004. All contracts had expired at December 31, 2004.

Barclays is also a lending financial institution on the Company’s $700 million three year syndicated, unsecured credit facility (see Note 16). As part of its overall currency risk management, the Company utilized the services of Barclays when entering certain foreign exchange contracts.

At December 31, 2004, the Company held convertible bond securities issued by Barclays and invested in an index fund and a money market fund managed by Barclays. In addition, Barclays provided the Company with brokerage and cash management services.

Utilities and Rent

The Company leases office space from Atis Real. Pursuant to the lease agreement, rent expense for the years ended December 31, 2004, 2003 and 2002, aggregated $8.6 million, $5.5 million and $nil, respectively.

9.	Retirement Benefit Arrangements

For employee retirement benefits, the Company actively maintains defined contribution plans, which are contributory or non-contributory depending upon competitive local market practices. In addition, the Company maintains frozen non-contributory defined benefit plans.

Contributions are based on the participant’s base salary, and the accumulated benefit for the majority of the plans vests immediately or over a two-year period. Prior to the adoption of the defined contribution plans, the Company had a defined benefit plan covering substantially all of its employees. Effective June 30, 1999, benefit accruals under this plan were frozen, except for certain disabled participants. All employees previously enrolled in defined benefit retirement plans have been transferred to defined contribution plans. At December 31, 2004, the defined benefit plan was fully funded. As required by law, certain retirement plans also provide for death and disability benefits and lump sum indemnities to employees upon retirement.

The Company incurred expenses for these pension arrangements of $12.0 million, $9.2 million and $7.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10.	Stock and Stock Option Plans

Employee Incentive Plan

In 1996, the Company adopted an Employee Incentive Plan (the “EIP”) under which the Company may grant, subject to certain restrictions, stock options, restricted share (“RS”), restricted share units (“RSU”), performance units (“PU”), and performance shares (“PS”) to employees of the Company. The EIP is administered by the Human Resource Committee of the Board (“the Committee”).

Pursuant to the terms of the EIP, awards may be granted to eligible employees at any time, in any amount, as determined by the Committee. The RS and RSU awards are subject to terms, conditions, restrictions and restricted periods fixed by the Committee that may be linked to prescribed performance goals. The PU and PS awards are subject to performance goals that shall be fixed by the Committee. At December 31, 2004, a total of 5 million common shares may be issued under the EIP.

The Company issued 10,000 restricted shares in 2000 with a weighted-average grant date fair value of $54.50 per share. These shares will vest no earlier than four years from the grant date. The Company issued 5,000 restricted shares in 2004 with a weighted-average grant date fair value of $55.13 per share. These shares vest in three equal installments over the three years following the grant date. The Company records the compensation expense related to these restricted shares over the vesting period using the straight-line method. Compensation expense for restricted share grants in the years ended December 31, 2004, 2003 and 2002, amounted to $0.2 million, $0.1 million and $0.1 million, respectively. Related deferred compensation expense at December 31, 2004 and 2003, was $0.2 million and $0.1 million, respectively.

During 2004, the Company issued RSU under the employee incentive plan with a fair value of $2.6 million and vesting periods ranging between three and five years. These RSU are expensed over the vesting period using the straight-line method.

Non-Employee Directors’ Stock Plan

In May 2003, the shareholders approved a new Non-Employee Directors’ Stock Plan (the “Directors’ Stock Plan”) as the 1993 Directors’ Stock Plan expired in 2003. Under the terms of the Directors’ Stock Plan, the Company may issue options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, all share-based awards will be issued at an exercise price per share equal to the fair market value per share at the time of grant. A total of 1 million common shares may be issued under the Directors’ Stock Plan.

During 2004 and 2003, the Company issued RSU under the Directors’ Stock Plan with a fair value of $1.1 million and $0.5 million. The RSU were vested on the grant date and were expensed in the year of issuance.

A summary of the status of the Company’s outstanding stock options as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates, is presented below:

	Options	2004 Weighted Average Exercise Price	Options	2003 Weighted Average Exercise Price	Options	2002 Weighted Average Exercise Price
Outstanding at beginning of year	3,171,251	$46.49	2,988,258	$43.96	2,446,080	$40.29
Granted	938,225	55.59	693,513	50.06	742,752	53.26
Exercised	(497,600)	36.96	(445,454)	34.59	(180,236)	32.25
Forfeited	(77,285)	52.47	(65,066)	49.91	(20,338)	45.77
Outstanding at end of year	3,534,591	50.11	3,171,251	46.49	2,988,258	43.96
Options exercisable at end of year	1,537,135	$46.67	1,242,305	$44.18	1,127,693	$40.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.7%, 3.7% and 5.0%, expected life of seven years, expected volatility of 25%, and a dividend yield of 2%. The weighted average grant-date fair value of options granted during 2004, 2003 and 2002 was $14.66, $13.21 and $15.95, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Number Outstanding	Options Outstanding		Options Exercisable
Range of Exercise Prices		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 25.44 – $ 37.47	385,490	4.6 years	$36.04	353,210	$36.46
$ 39.63 – $ 49.11	664,550	4.9	46.68	494,310	46.07
$ 49.12 – $ 51.75	750,769	7.8	50.00	229,540	50.23
$ 51.83 – $ 55.53	881,732	6.9	53.59	460,075	53.39
$ 55.63 – $ 59.32	852,050	9.2	55.66	—	—
$ 25.44 – $ 59.32	3,534,591	7.0	$50.11	1,537,135	$46.67

Exercise prices for all options issued during 2004, 2003 and 2002 equaled the average market price of the stock on the grant date.

Employee Share Purchase Plan

The Employee Share Purchase Plan (the “ESPP”) was approved by the shareholders of the Company at the 2000 Annual General Meeting and amended on February 25, 2002. The ESPP is administered by the Committee and meets the requirements of Section 423 of the Internal Revenue Code of 1986 (United States), as amended (the “Code”). The ESPP has one offering period per year with two purchase periods of six months. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of PartnerRe Ltd. shares up to the limit set by the Code. Employees who enroll in the ESPP may purchase PartnerRe Ltd. shares at a 15% discount of the fair market value. Participants in the ESPP are eligible to receive dividends on their PartnerRe Ltd. shares as of the purchase date. The number of common shares available for issue under the ESPP was reduced in 2002 from 500,000 to 300,000 on the establishment of the Swiss Share Purchase Plan.

Swiss Share Purchase Plan

In February 2002, the Board of Directors approved the establishment of the Swiss Share Purchase Plan (the “SSPP”). At that time, 200,000 common shares were relinquished from the ESPP and designated as available for issue under the SSPP. The SSPP is administered by the Committee. The SSPP has two offering periods per year with two purchase periods of six months. All full-time Swiss employees are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of PartnerRe Ltd. shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase PartnerRe Ltd. shares at a 40% discount of the fair market value. Once purchased, there is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their PartnerRe Ltd. shares as of the purchase date.

11.	Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its operating expenses is dependent on cash dividends from Partner Reinsurance Company, PartnerRe SA and PartnerRe U.S. (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain statutes of New York State. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. As of December 31, 2004, there were no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. that has a statutory negative earned surplus and may not pay cash dividends without prior regulatory approval.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (“statutory basis”), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. As of December 31, 2004, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of deferred income taxes, valuation of bonds at market and presentation of ceded reinsurance balances gross of assumed balances.

12.	Debt Related to Trust Preferred Securities and Mandatorily Redeemable Preferred Securities

Trust Preferred Securities

On November 21, 2001, PartnerRe Capital Trust I (the “Trust”), a Delaware statutory business trust, issued $200 million of 7.90% Preferred Securities (“trust preferred securities”). The Trust is wholly owned by PartnerRe Finance I Inc. (“PartnerRe Finance”), a Delaware corporation formed solely for the purpose of issuing Junior Subordinated Debt securities to the Trust. PartnerRe Finance is an indirect, wholly owned subsidiary of the Company.

The Trust used the proceeds from the sale of the trust preferred securities to buy an equal principal amount of 7.90% junior subordinated debt securities of PartnerRe Finance and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Trust will redeem the trust preferred securities on December 31, 2031, which date may be extended to a date no later than December 31, 2050, and may redeem them earlier, subject to the early redemption provisions of the Subordinated Debentures (discussed below). Distributions on the trust preferred securities are payable quarterly at an annual rate of 7.90%. The Trust may defer these payments for up to 20 consecutive quarters (“the extension period”), but not beyond the maturity of trust preferred securities. Any accumulated but unpaid distributions will continue to accrue interest at a rate of 7.90%, compounded quarterly, during the extension period.

The sole asset of the Trust consists of 7.90% Junior Subordinated Debt securities (the “Subordinated Debentures”) with a principal amount of $206.2 million issued by PartnerRe Finance. The Subordinated Debentures mature on December 31, 2031, which date may be extended to a date no later than December 31, 2050, and may be redeemed earlier, but no earlier than November 21, 2006. Interest on the Subordinated Debentures is payable quarterly at an annual rate of 7.90%. PartnerRe Finance may defer interest payments for up to 20 consecutive quarters, but not beyond the maturity of the Subordinated Debentures. Any accumulated but unpaid distributions will continue to accrue interest at an annual rate of 7.90%, compounded quarterly, during the extension period.

The Subordinated Debentures are unsecured obligations of PartnerRe Finance. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance under the Subordinated Debentures. The Company’s obligations under this guarantee are unsecured and will rank junior in priority of payment to the Company’s current long-term debt (see Note 6). In the event of default under the Subordinated Debentures, the trust preferred securities will rank prior to the common securities of the Trust in priority of payments. The Company has guaranteed payments due on the trust preferred securities only to the extent that the Trust has funds on hand available for such payment.

As a result of the implementation of FIN 46(R) in December 2003, the Company has deconsolidated the Trust, which issued the trust preferred securities, and PartnerRe Finance, which owns the Trust, as they do not meet the consolidation requirements under this accounting guidance. The Company is reflecting the debt related to the Trust on its December 31, 2004 and 2003 Consolidated Balance Sheets (see Note 2(p)). This change in presentation had no impact on the Company’s equity, book value or net income.

Mandatorily Redeemable Preferred Securities

On November 21, 2001, the Company issued 4 million Premium Equity Participating Security Units (“PEPS Units”). Each PEPS Unit consisted of (i) one of the Company’s 5.61% Series B Cumulative Redeemable

Preferred Shares, $1 par value, liquidation preference $50 per share (“Series B preferred shares”), and (ii) a purchase contract (“purchase contract”) issued by the Company pursuant to which the holder was obligated to purchase from the Company, no later than December 31, 2004, a number of common shares for a price of $50. The number of shares of common stock for each purchase contract was to be determined between 0.8696 and 1.0638 of the Company’s common shares, depending on the share price of the common shares. The Company was required to redeem the Series B preferred shares on June 30, 2005, at a redemption price of $50 per Series B preferred share, plus all accrued and unpaid dividends. Each Series B preferred share was pledged to the Company’s benefit to secure the holder’s obligations under the purchase contract. Holders of Series B preferred shares were permitted to withdraw the pledged Series B preferred shares from the pledge arrangement only upon early settlement, settlement for cash or termination of the related purchase contract.

On December 31, 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the PEPS Units. The Company participated in the remarketing of the Series B preferred shares and as a result purchased 100% of the outstanding Series B preferred shares. There was no net cash flows to the Company as the cash received from the sale of the common shares was equal to the cash required to acquire the Series B preferred shares in the remarketing process. The Series B preferred shares were subsequently cancelled and are no longer outstanding. In addition, following the settlement of the purchase contract on the PEPS Units, the PEPS Units have been retired and are no longer outstanding.

Dividends on Series B preferred shares were cumulative, accrued at a rate of 5.61% of the liquidation preference amount per year and were payable quarterly in arrears. In conjunction with the payment of dividends on the Series B preferred shares, purchase contract holders also received quarterly contract adjustment payments at a rate of 2.39% of the stated amount of $50 per purchase contract per year. All dividends and contract adjustment payments were fully paid as of December 31, 2004.

As a result of the adoption of SFAS 150 in July 2003, the Company classified its mandatorily redeemable preferred securities as liabilities on its December 31, 2003 Consolidated Balance Sheet (see Note 2(p)). This change in presentation had no impact on the Company’s equity, book value or net income.

13.	Shareholders’ Equity

Authorized Shares

At December 31, 2004 and 2003, the total authorized shares of the Company were 150 million shares, par value $1.00 per share. At December 31, 2004, 100 million shares were designated as common shares, 11.6 million shares were designated as 6.75% Series C Cumulative Redeemable Preferred Shares, 9.2 million shares were designated as 6.5% Series D Cumulative Redeemable Preferred Shares and 29.2 million shares remained undesignated. At December 31, 2003, 100 million shares were designated as common shares, 11.6 million shares were designated as 6.75% Series C Cumulative Redeemable Preferred Shares, 4 million shares were designated as Series B Cumulative Preferred Shares (see Note 12) and 34.4 million shares remained undesignated.

Common Shares

On May 17, 2004, the Board of Directors authorized the repurchase by the Company of up to 5 million of its common shares pursuant to a share repurchase program. On December 30, 2004, the Company repurchased 2 million of its common shares at a total cost of approximately $124.8 million. The shares were purchased from an investment bank under an accelerated share repurchase agreement at $62.42 per share. The accelerated share repurchase agreement permitted the Company to repurchase the shares on December 30, 2004, while the investment bank will purchase shares in the market over time. The final payment under the program will be based on the volume weighted average daily market price of the Company’s shares and is expected to be completed within twelve months. The Company may receive or be required to pay a price adjustment based on the final settlement of the repurchase transaction. The repurchased shares were cancelled and are no longer outstanding.

During 2004, the Company also repurchased in the open market an additional 913,800 of common shares pursuant to the share repurchase program at a total cost of $48.5 million, or an average cost of $53.06. The repurchased shares were cancelled and are no longer outstanding.

On December 31, 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the PEPS Units (see Note 12).

In November 2002, the Company issued 8 million common shares, at an initial price to the public of $46.40 per share net of underwriting fees, for net proceeds of $371.2 million. The net proceeds from the offering were used in part to repurchase 6 million common shares from Swiss Reinsurance Company and certain of its affiliates at a price per share equal to the Company’s net proceeds after commissions. The repurchased shares were cancelled and are no longer outstanding.

Class B Warrants

In 1993, in connection with the issuance of common shares, the Company issued Class B Warrants to purchase, in the aggregate, up to approximately 6.8 million common shares provided certain performance criteria were met. The exercise price was also subject to adjustment upon the occurrence of certain events relating principally to changes in the number of common shares, options or Warrants outstanding. Twenty percent of the Class B Warrants were available for vesting on each of the first five anniversary dates of the issue of the Warrants. The vesting conditions for certain Class B Warrants available for vesting, which aggregated to 5.5 million Warrants, were not met and those Warrants were forfeited. The vesting conditions for 1.3 million Class B Warrants were met. Those Warrants were available for exercise through November 2004 at an exercise price of $17 per share. At December 31, 2003, the Class B Warrants were all exercised and no longer outstanding.

Series A Cumulative Preferred Shares

In 1997, the Company issued 10 million of 8% Series A Cumulative Preferred Shares, par value $1.00 per share, for net proceeds of $242.2 million, 2 million shares of which were issued to Swiss Re. Cumulative dividends of $0.50 per share were payable quarterly. In May 2003, the Company redeemed the existing 8% Series A Cumulative Preferred Shares.

While the redemption of the Preferred Shares had no impact on the net income of the Company, the difference between the aggregate liquidation value and the carrying value of the Series A Preferred Shares, which totaled $7.8 million, was treated as a dividend on Preferred Shares and resulted in a $7.8 million reduction in the net income available to common shareholders, which is used in the calculation of net income per share.

Series C Cumulative Preferred Shares

In May 2003, the Company issued 11.6 million of 6.75% Series C Cumulative Redeemable Preferred Shares for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C Cumulative Redeemable Preferred Shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem the Series C Cumulative Redeemable Preferred Shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C Cumulative Redeemable Preferred Shares are cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale, in the amount of $250.0 million, was used to redeem the Company’s existing 8% Series A Cumulative Preferred Shares. The remaining net proceeds were used for general corporate purposes. In the event of liquidation of the Company, the holders of outstanding preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $290 million, plus accrued dividends.

Series D Cumulative Preferred Shares

In November 2004, the Company issued 9.2 million of 6.5% Series D Cumulative Redeemable Preferred Shares for a total consideration of $222.3 million after underwriting discounts and commissions totaling

$7.7 million. The Series D Cumulative Redeemable Preferred Shares cannot be redeemed before November 15, 2009. Beginning November 15, 2009, the Company may redeem the Series D Cumulative Redeemable Preferred Shares, in whole at any time or in part from time to time, at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series D Cumulative Redeemable Preferred Shares are cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale, in the amount of $124.8 million, was used to repurchase common shares under the accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. In the event of liquidation of the Company, the holders of outstanding preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $230 million, plus accrued dividends.

Dividends

In 2004, the Company paid common dividends of $72.7 million in the form of quarterly dividends of $0.34 per share and paid $19.6 million of preferred dividends to Series C preference shareholders.

In 2003, the Company paid common dividends of $64.0 million in the form of quarterly dividends of $0.29 per share for the first two quarters of the year and $0.31 per share for the last two quarters of the year and paid $29.4 million of preferred dividends to Series A and Series C preference shareholders, which included $7.8 million related to the redemption of the Series A preferred shares.

In 2002, the Company paid common dividends of $58.4 million in the form of quarterly dividends of $0.28 per share for the first quarter of the year and $0.29 per share for the remaining quarters of the year and paid $20.0 million of preferred dividends to Series A preference shareholders.

Net Income per Share

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars, except per share amounts):

	Income	Shares	2004 Per Share	Income	Shares	2003 Per Share	Income	Shares	2002 Per Share
Net income	$492,353			$467,679			$190,302
Preferred dividends	(21,485)			(29,390)			(20,000)

Net income available to common shareholders	$470,868	53,490.8	$8.80	$438,289	53,238.6	$8.23	$170,302	50,551.0	$3.37
Effect of dilutive securities:
Class B warrants		—			224.7			896.7
Stock options		556.6			432.6			460.0

Net income available to common shareholders	$470,868	54,047.4	$8.71	$438,289	53,895.9	$8.13	$170,302	51,907.7	$3.28

14.	Commitments and Contingencies

(a)	Concentration of Credit Risk

The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts and credit default swaps. However, because the counterparties to these agreements are high-quality international banks, the Company does not anticipate non-performance. The difference between the contract amounts and the related market value is the Company’s maximum credit exposure.

The Company’s investment portfolio is managed following prudent standards of diversification. The Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company’s investment strategy allows for the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge a variety of market risks, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways.

(b)	Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2017. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2004 (in thousands of U.S. dollars):

Period	Amount
2005	$24,066
2006	22,133
2007	15,396
2008	15,248
2009	15,348
2010 through 2017	91,313

Total future minimum rental payments	$183,504

Rent expense for the years ended December 31, 2004, 2003 and 2002, was $20.6 million, $16.4 million and $13.5 million, respectively.

The Company also entered into a non-cancelable operating sublease expiring in 2008. The minimum rent to be received by the Company in the future is $2.1 million per year through 2008. The lease is renewable at the option of the lessee under certain circumstances.

(c)	Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, options to purchase shares in the Company and the reimbursement of certain expenses, as well as certain severance provisions.

(d)	U.S. Life Operations Representations and Warranties

As part of the agreement to sell the U.S. life operations in 2000, the Company entered into certain representations and warranties, extending through 2008, related to the enterprise being sold. At the time of the sale, the Company established a reserve of $15.0 million for potential future claims against such representations and warranties.

(e)	Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $6.4 million through 2009.

(f)	Legal Proceedings

The Company’s reinsurance subsidiaries and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

As of December 31, 2004, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

15.	Fair Value of Financial Instruments

For certain financial instruments where quoted market prices are not available, Management’s best estimate of fair value may be based on quoted market prices of similar instruments or on other valuation techniques. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS 107) excludes insurance contracts, other than financial guarantees, and investment contracts, investments accounted for under the equity method and certain other financial instruments.

The following methods and assumptions were used by the Company in estimating fair market value of each class of financial instruments recorded on the Consolidated Balance Sheets.

Fair value for fixed maturities, short-term investments, equities and trading securities are based on quoted market prices. Carrying value of other invested assets, excluding the investments recorded using the equity method, approximates fair value. Policy benefits for life and annuity contracts have a fair value equal to the cash value available to the policyholder should the policyholder surrender the policy. Fair values of long-term debt and debt related to trust preferred securities have been calculated as the present value of estimated future cash flows using a discount rate reflective of current market interest rates. For PEPS Units, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

The carrying values and fair values of the financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2004 and 2003, were as follows (in thousands of U.S. dollars):

	Carrying Value	2004 Fair Value	Carrying Value	2003 Fair Value
Assets
Fixed maturities	$6,723,580	$6,723,580	$5,343,651	$5,343,651
Short-term investments	28,694	28,694	46,307	46,307
Equities	1,010,777	1,010,777	713,950	713,950
Trading securities	108,402	108,402	122,544	122,544
Other invested assets (1)	5,290	5,290	5,590	5,590
Liabilities
Policy benefits for life and annuity contracts (2)	$1,277,101	$1,277,101	$1,162,016	$1,162,016
Long-term debt	220,000	232,970	220,000	237,830
Debt related to trust preferred securities	206,186	212,720	206,186	221,400
Mandatorily redeemable preferred securities and purchase contracts (PEPS Units)	—	—	200,000	226,960

(1)	In accordance with SFAS 107, the Company’s investments in private equity investments accounted for under the equity method were excluded for the purpose of the fair value disclosure.

(2)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.

Foreign Exchange Forward Contracts

The Company utilizes foreign exchange contracts as part of its overall currency risk management and investment strategies. In accordance with SFAS 133, these derivative instruments are shown on the

Consolidated Balance Sheets at fair value, with changes in fair value recognized in either net realized investment gains and losses or net foreign exchange gains and losses in the Consolidated Statements of Operations.

Foreign exchange forward contracts outstanding as of December 31, 2004 and 2003, were as follows (in thousands of U.S. dollars):

	Contract Amount	Market Value	2004 Net Unrealized Gains (Losses)	Contract Amount	Market Value	2003 Net Unrealized Gains (Losses)
Receivable	$1,465,392	$1,470,761	$5,369	$856,925	$860,114	$3,189
Payable	(1,465,392)	(1,467,225)	(1,833)	(856,925)	(858,426)	(1,501)

Net	$—	$3,536	$3,536	$—	$1,688	$1,688

Foreign Currency Option Contracts

The Company also enters into foreign currency options to mitigate foreign currency risk. For the years ended December 31, 2004 and 2003, the balances related to contracts maturing on December 31 were a receivable of $4.8 million and a payable of $1.1 million, respectively. At December 31, 2004 and 2003, there were no outstanding contracts.

Futures Contracts

Exchange traded bond and note futures are used by the Company as substitutes for ownership of the physical bonds and notes for the purposes of managing portfolio duration. The net short position for bond and note futures was $110 million and $10 million, respectively, at December 31, 2004 and 2003. The Company has also used equity futures to replicate equity investment positions. The net long position for equity futures was $46 million and $nil, respectively, at December 31, 2004 and 2003.

Weather Derivatives

As a part of the Company’s ART operations, the Company has entered into various weather derivatives. These weather derivatives are recorded at fair value with the changes in fair value reported in other income in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives. The fair value of weather derivatives (the Company’s net liabilities) was a net unrealized loss of $5.1 million and $0.9 million, respectively, at December 31, 2004 and 2003.

Total Return and Interest Rate Swaps

As a part of the Company’s ART operations, the Company has entered into total return swaps referencing various structured finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps. Income related to these swaps and any fair value adjustments on the swaps are included in other income in the Consolidated Statements of Operations. The Company records these swaps at fair value, based on quoted market prices. Where such valuations are not available, the Company uses internal valuation models to estimate fair value. The fair value of those derivatives (the Company’s net assets or liabilities) was a net unrealized gain of $3.3 million and $1.1 million, respectively, at December 31, 2004 and 2003.

16.	Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. As of December 31, 2004, the total amount of such credit facilities available to the Company was $820.8 million. These facilities are used primarily for the issuance of letters of credit. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured basis in the amount of $357.2 million and $327.7 million at December 31, 2004 and 2003, respectively, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2004, is a $700 million three year syndicated, unsecured credit facility. This facility was executed in June 2004 on substantially the same terms and conditions as the maturing facility, except for the term of the facility, which was extended from 364 days to three years, and an increase in the minimum consolidated tangible net worth (defined as total shareholders’ equity plus trust preferred and mandatorily redeemable preferred securities minus goodwill) from $1,250 million plus 50% of cumulative net income for the period from January 1, 2002 through the end of the most recently ended fiscal year to $1,825 million plus 50% of cumulative net income for the period from January 1, 2004 through the end of the most recently ended fiscal year. This facility is predominantly used for the issuance of letters of credit although the Company does have access to a $350 million revolving line of credit under this facility. As of December 31, 2004, there were no borrowings under this line of credit.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants, including the following:

i.	a financial strength rating from A.M. Best Company of at least “A-” (for the Company’s material reinsurance subsidiaries that are rated by A.M. Best Company);

ii.	a maximum ratio of total debt to total capitalization of 35% (for the purposes of this covenant, “debt” does not include trust preferred and mandatorily redeemable preferred securities); and

iii.	a minimum consolidated tangible net worth of $1,825 million plus 50% of cumulative net income since January 1, 2004 through the end of the most recently ended fiscal year. For the purposes of this covenant, consolidated tangible net worth includes trust preferred and mandatorily redeemable preferred securities and excludes goodwill. Minimum consolidated tangible net worth required at December 31, 2004 was $2,071.2 million.

Additionally, the facilities allow for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum rating of A- or better, the pricing on the facility will not change significantly.

The Company’s breach of any of these covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2004 and 2003, the Company met all the covenants. Its total debt to total capitalization ratio was 5.8% and 6.8%, respectively, and its consolidated tangible net worth (as defined under the terms of these facilities) was $3,122.4 million and $2,564.9 million, respectively.

17.	Segment Information

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART (Alternative Risk Transfer) and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty, Global (Non-U.S.) Property and Casualty and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The U.S. Property and Casualty sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) Property and Casualty sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and other lines. The ART segment includes structured risks, structured finance and weather-related products, and the Company’s share of Channel Re’s net income since the second quarter of 2004. The Life segment includes life, health and annuity lines of business.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life and ART products, investment income is considered in Management’s assessment of the profitability of the Life and ART segments. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit, distributions related to trust preferred and mandatorily redeemable preferred securities and preferred share dividends. Segment results are shown net of intercompany transactions. The Company has treated its ART operations as a reportable segment beginning in the first quarter of 2004. Segment information for prior periods has been reclassified to conform to this new presentation.

Management measures results for the Non-life segment on the basis of the “loss ratio”, “acquisition ratio”, “technical ratio”, “other operating expense ratio” and “combined ratio.” The “loss ratio” is obtained by dividing losses and loss expenses by net premiums earned, the “acquisition ratio” is obtained by dividing acquisition costs by net premiums earned and the “other operating expense ratio” is obtained by dividing other operating expenses by net premiums earned. The “technical ratio” is the sum of the loss and acquisition ratios. The “combined ratio” is the sum of the technical and other operating expense ratios. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures segment results for the Life and ART segments on the basis of the “allocated underwriting result”, which includes revenues from net premiums earned, other income, net investment income for ART and allocated net investment income for Life, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.

The following table provides a summary of the segment revenues and results for the years ended December 31, 2004, 2003 and 2002 (in millions of U.S. dollars, except ratios):

Segment Information

For the Year Ended December 31, 2004

	U.S. Property and Casualty	Global (Non-U.S. Property and Casualty)	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$991	$944	$1,531	$3,466	$5	$417	$—	$3,888
Net premiums written	$990	$945	$1,509	$3,444	$5	$404	$—	$3,853
(Increase) decrease in unearned premiums	(97)	(16)	(9)	(122)	1	2	—	(119)

Net premiums earned	$893	$929	$1,500	$3,322	$6	$406	$—	$3,734
Losses and loss expenses and life policy benefits	(699)	(730)	(744)	(2,173)	(7)	(296)	—	(2,476)
Acquisition costs	(204)	(238)	(323)	(765)	(1)	(136)	—	(902)

Technical Result	$(10)	$(39)	$433	$384	$(2)	$(26)	$—	$356

Other income	n/a	n/a	n/a	6	18	—	—	24
Other operating expenses	n/a	n/a	n/a	(194)	(13)	(22)	(42)	(271)

Underwriting Result	n/a	n/a	n/a	$196	$3	$(48)	n/a	$109

Net investment income	n/a	n/a	n/a	n/a	—	44	254	298

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$(4)	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	117	117
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(41)	(41)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	17	17
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(8)	(8)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$492

Loss ratio (1)	78.2%	78.6%	49.6%	65.4%
Acquisition ratio (2)	22.8	25.6	21.6	23.0

Technical ratio (3)	101.0%	104.2%	71.2%	88.4%
Other operating expense ratio (4)				5.9

Combined ratio (5)				94.3%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $6:0 million.

(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(4)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(5)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.

(6)	Allocated Underwriting Result is defined as net premiums earned and allocated investment income less losses and loss expenses, acquisition costs and other operating expenses.

Segment Information

For the Year Ended December 31, 2003

	U.S. Property and Casualty	Global (Non- U.S. Property and Casualty)	Worldwide Specialty	Total Non-Life Segment	ART Segment	Life Segment	Corporate	Total
Gross premiums written	$920	$848	$1,542	$3,310	$5	$310	$—	$3,625
Net premiums written	$920	$849	$1,517	$3,286	$4	$300	$—	$3,590
(Increase) decrease in unearned premiums	(77)	(10)	1	(86)	(1)	—	—	(87)

Net premiums earned	$843	$839	$1,518	$3,200	$3	$300	$—	$3,503
Losses and loss expenses and life policy benefits	(645)	(625)	(829)	(2,099)	—	(267)	—	(2,366)
Acquisition costs	(214)	(209)	(289)	(712)	—	(61)	—	(773)

Technical Result	$(16)	$5	$400	$389	$3	$(28)	$—	$364

Other income	n/a	n/a	n/a	9	12	—	—	21
Other operating expenses	n/a	n/a	n/a	(176)	(11)	(19)	(30)	(236)

Underwriting Result	n/a	n/a	n/a	$222	$4	$(47)	n/a	$149

Net investment income	n/a	n/a	n/a	n/a	—	53	209	262

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$6	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	87	87
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(18)	(18)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	12	12
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(2)	(2)
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(22)	(22)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$468

Loss ratio (1)	76.5%	74.5%	54.6%	65.6%
Acquisition ratio (2)	25.4	24.8	19.0	22.2

Technical ratio (3)	101.9%	99.3%	73.6%	87.8%
Other operating expense ratio (4)				5.5

Combined ratio (5)				93.3%

(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(4)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(5)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.

(6)	Allocated Underwriting Result is defined as net premiums earned and allocated investment income less losses and loss expenses, acquisition costs and other operating expenses.

Segment Information

For the Year Ended December 31, 2002

	U.S. Property and Casualty	Global (Non- U.S. Property and Casualty)	Worldwide Specialty	Total Non-Life Segment	ART Segment	Life Segment	Corporate	Total
Gross premiums written	$652	$617	$1,254	$2,523	$1	$182	$—	$2,706

Net premiums written	$649	$600	$1,231	$2,480	$1	$174	$—	$2,655
Increase in unearned premiums	(49)	(40)	(136)	(225)	(1)	(3)	—	(229)

Net premiums earned	$600	$560	$1,095	$2,255	$—	$171	$—	$2,426
Losses and loss expenses and life policy benefits	(446)	(439)	(678)	(1,563)	—	(153)	—	(1,716)
Acquisition costs	(161)	(140)	(194)	(495)	—	(61)	—	(556)

Technical Result	$(7)	$(19)	$223	$197	$—	$(43)	$—	$154

Other income	n/a	n/a	n/a	1	5	—	—	6
Other operating expenses	n/a	n/a	n/a	(124)	(8)	(12)	(18)	(162)

Underwriting Result	n/a	n/a	n/a	$74	$(3)	$(55)	n/a	$(2)

Net investment income	n/a	n/a	n/a	n/a	1	34	210	245

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$(21)	n/a	n/a

Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(27)	(27)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$190

Loss ratio (1)	74.3%	78.3%	61.9%	69.3%
Acquisition ratio (2)	26.8	25.1	17.7	22.0

Technical ratio (3)	101.1%	103.4%	79.6%	91.3%
Other operating expense ratio (4)				5.5

Combined ratio (5)				96.8%

(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(4)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(5)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.

(6)	Allocated Underwriting Result is defined as net premiums earned and allocated investment income less losses and loss expenses, acquisition costs and other operating expenses.

The following table provides the distribution of net premiums written by line of business (as a percentage of total net premiums written) for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Non-life
Property and Casualty
Property	19%	21%	20%
Casualty	21	19	15
Motor	10	10	12
Worldwide Specialty
Agriculture	4	4	6
Aviation/Space	6	8	9
Catastrophe	9	10	11
Credit/Surety	6	5	5
Engineering/Energy	6	7	7
Marine	2	3	3
Special Risk	6	5	5
ART	—	—	—
Life	11	8	7

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Europe	45%	41%	39%
North America	40	44	44
Asia, Australia and New Zealand	9	10	11
Latin America and the Caribbean	5	4	5
Africa	1	1	1

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s clients accounted for more than 4% of total gross premiums written. In 2004, the Company had one broker that accounted for 10% or more of its gross premiums written. This broker accounted for 16% of gross premiums written, which represented 17% of the gross premiums written of the U.S. Property and Casualty sub-segment, 17% of the gross premiums written of the Global (Non-U.S.) Property and Casualty sub-segment, 13% of the gross premiums written of the Worldwide Specialty sub-segment and 19% of the Life segment. In 2003, the Company had one broker that accounted for 10% or more of its gross premiums written. This broker accounted for 17% of gross premiums written, which represented 20% of the gross premiums written of the U.S. Property and Casualty sub-segment, 18% of the gross premiums written of the Global (Non-U.S.) Property and Casualty sub-segment, 12% of the gross premiums written of the Worldwide Specialty sub-segment and 27% of the Life segment. In 2002, the Company had two brokers that accounted for 10% or more of its gross premiums written. One of them accounted for 14% of gross premiums written, which represented 20% of the gross premiums written of the U.S. Property and Casualty sub-segment, 13% of the gross premiums written of the Global (Non-U.S.) Property and Casualty sub-segment, 13% of the gross premiums written of the Worldwide Specialty sub-segment and 4% of the Life segment. The other broker accounted for 13% of gross premiums written, which represented 35% of the gross premiums written of U.S. Property and Casualty sub-segment, 2% of the gross premiums written of the Global (Non-U.S.) Property and Casualty sub-segment, 9% of the gross premiums written of the Worldwide Specialty sub-segment and 2% of the Life segment.

18.	Unaudited Quarterly Financial Information

(in millions of U.S. dollars, except per share amounts)	2004 Fourth Quarter	Third Quarter	Second Quarter	First Quarter	2003 Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$683.0	$805.3	$840.7	$1,523.7	$772.5	$743.5	$838.9	$1,234.7
Net premiums earned	942.3	943.8	954.8	892.8	946.1	888.2	862.8	806.2
Net investment income	80.0	69.6	74.9	73.6	73.2	64.4	63.0	61.1
Net realized investment gains	38.6	32.8	8.0	37.8	19.0	12.0	15.6	40.1
Other income	6.9	9.7	4.1	2.8	12.1	3.9	2.9	2.3
Losses and loss expenses and life policy benefits	625.3	660.9	619.6	569.9	661.6	593.9	554.3	556.0
Acquisition costs and other operating expenses	295.5	310.7	294.7	271.9	267.6	260.6	259.7	221.0
Interest expense and net foreign exchange (gains) losses	(4.5)	9.4	10.2	9.0	3.3	6.0	(2.0)	(0.6)
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	—	—	—	4.0	4.0	6.8	6.8
Income tax expense (benefit)	7.8	(8.3)	(2.5)	10.6	9.3	(12.9)	3.6	2.1
Net income	143.7	83.2	119.8	145.6	104.6	116.9	121.9	124.4
Preferred dividends	6.8	4.9	4.9	4.9	5.0	4.9	14.6	5.0
Net income available to common shareholders	$136.9	$78.3	$114.9	$140.7	$99.6	$112.0	$107.3	$119.4
Basic net income per common share	$2.58	$1.47	$2.14	$2.62	$1.85	$2.09	$2.02	$2.28
Diluted net income per common share	$2.54	$1.46	$2.12	$2.59	$1.84	$2.08	$2.00	$2.22
Dividends declared per common share	$0.34	$0.34	$0.34	$0.34	$0.31	$0.31	$0.29	$0.29
Common share price range
High	$62.63	$57.16	$58.70	$59.95	$58.05	$51.75	$58.65	$54.35
Low	53.74	50.34	54.69	53.75	51.13	47.51	49.80	45.00

19.	Subsequent Event

In January 2005, the Company announced expected claims relating to its exposure to windstorm Erwin, which hit Northern Europe in early January, to be between $50 million and $60 million. The Company’s loss estimate is based on the assessment of individual treaties as well as client data. The loss estimate for windstorm Erwin is consistent with the Company’s market position in that region.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(p) to the consolidated financial statements, the Company changed its method of accounting for its Mandatorily Redeemable Preferred Securities on July 1, 2003, upon its adoption of newly issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and its method of accounting for its Trust Preferred Securities on December 31, 2003, upon its adoption of newly issued Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

March 7, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2004 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably designed to be effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

Management’s Report on Internal Control over Financial Reporting

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm has issued an audit report on Management’s assessment of the Company’s internal control over financial reporting. That report appears on page 115.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over the financial reporting identified in connection with such evaluation that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PartnerRe Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

March 7, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers of the Company is contained under the captions “Directors and Executive Officers of the Company” and “Election of Directors” in the Proxy Statement and is incorporated herein by reference in response to this item.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number

(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II – See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Schedules					X

	Schedule I—Consolidated Summary of Investments—as of December 31, 2004					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2004, 2003 and 2002					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2004, 2003 and 2002					X

	Schedule V—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2004, 2003 and 2002					X

3.	Exhibits

Included on page 127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	March 10, 2005

/s/ ALBERT A. BENCHIMOL Albert A. Benchimol	Executive Vice President and Chief Financial Officer	March 10, 2005

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	March 10, 2005

/s/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	March 10, 2005

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 10, 2005

/s/ JUDITH HANRATTY Judith Hanratty	Director	March 10, 2005

/s/ JAN H. HOLSBOER Jan H. Holsboer	Director	March 10, 2005

/s/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	March 10, 2005

/s/ RÉMY SAUTTER Rémy Sautter	Director	March 10, 2005

/s/ KEVIN M. TWOMEY Kevin M. Twomey	Director	March 10, 2005

/s/ JURGEN ZECH Jurgen Zech	Director	March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for Mandatorily Redeemable Preferred Securities and Trust Preferred Securities), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 7, 2005; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

March 7, 2005

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2004

(Expressed in thousands of U.S. dollars)

Type of investment	Cost(1)	Fair Value		Amount at which shown in the balance sheet
Fixed Maturities:
Bonds:
United States government and government agencies and authorities	$1,812,183		$1,820,657	$1,820,657
States, municipalities and political subdivisions	2,432		2,436	2,436
Foreign governments	1,862,970		1,904,617	1,904,617
Public utilities	3,100		3,248	3,248
Convertibles and bonds with warrants attached	90,171		95,562	95,562
All other corporate bonds	2,930,998		2,992,622	2,992,622

Total fixed maturities	6,701,854		6,819,142	6,819,142

Equity Securities:
Common stocks:
Banks, trust and insurance companies	580,711		651,601	651,601
Industrial, miscellaneous and all other	306,295		359,177	359,177
Non-redeemable preferred stocks	12,200		12,839	12,839

Total equity securities	899,206		1,023,617	1,023,617

Real estate	556		xxxxxx	556
Other long-term investments	88,479		xxxxxx	89,712
Short-term investments	28,691		28,694	28,694

Total investments	$7,718,786	$	xxxxxxx	$7,961,721

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts, net of other-than-temporary impairment. Real estate is at amortized cost.

The above table includes the Company’s trading securities as well as its real estate, Channel Re and other long-term investments and excludes its cash holdings.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

as of December 31, 2004 and 2003

(Expressed in thousands of U.S. dollars except parenthetical share data)

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$82,756	$4,276
Investments in subsidiaries	2,766,268	2,265,270
Intercompany balances receivable	507,535	524,912
Other	459	154

Total assets	$3,357,018	$2,794,612

Liabilities
Accounts payable, accrued expenses and other	$5,154	$220
Mandatorily redeemable preferred securities	—	200,000

Total liabilities	5,154	200,220

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2004, 54,854,398; 2003, 53,741,553)	54,854	53,742
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2004 and 2003, 11,600,000; aggregate liquidation preference: 2004 and 2003, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2004, 9,200,000; 2003, nil; aggregate liquidation preference: 2004, $230,000,000; 2003, nil)	9,200	—
Other shareholders’ equity	3,276,210	2,529,050

Total shareholders’ equity	3,351,864	2,594,392

Total liabilities and shareholders’ equity	$3,357,018	$2,794,612

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Income—Parent Company Only

Years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars)

	December 31, 2004	December 31, 2003	December 31, 2002
Revenues
Equity in net income of subsidiaries	$485,994	$398,147	$137,404
Interest on intercompany balances	25,891	24,450	20,734
Net realized investment gains	—	—	59,449
Net investment income	517	325	189

	512,402	422,922	217,776

Expenses
Other operating expenses	57,249	31,144	17,219
Net foreign exchange gains	(37,200)	(81,511)	(965)

	20,049	(50,367)	16,254

Income before distributions related to mandatorily redeemable preferred securities	492,353	473,289	201,522
Distributions related to mandatorily redeemable preferred securities	—	5,610	11,220

Net Income	$492,353	$467,679	$190,302

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

Years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars)

	December 31, 2004	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities
Net income	$492,353	$467,679	$190,302
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(485,994)	(398,147)	(137,404)
Net realized investment gains	—	—	(59,449)
Other changes in assets and liabilities	13,093	(2,414)	(612)
Other items, net	(37,200)	(81,511)	(829)

Net cash used in operating activities	(17,748)	(14,393)	(7,992)

Cash Flows from Investing Activities
Advances from and to subsidiaries	123,696	7,404	41,434
Other	(187)	—	—

Net cash provided by investing activities	123,509	7,404	41,434

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(92,270)	(93,424)	(78,418)
Net (repurchase) issue of common shares	(152,514)	14,497	99,112
Issue of preferred shares	222,281	280,865	—
Redemption of preferred shares	—	(242,163)	—
Adjustment on purchase contract for common shares	(4,780)	(4,780)	(4,864)

Net cash (used in) provided by financing activities	(27,283)	(45,005)	15,830

Effect of foreign exchange rate changes on cash	2	—	11
Increase (decrease) in cash and cash equivalents	78,480	(51,994)	49,283
Cash and cash equivalents — beginning of year	4,276	56,270	6,987

Cash and cash equivalents — end of year	$82,756	$4,276	$56,270

(1)	The Company received non-cash dividends from its subsidiaries of $150.0 million, $150.0 million and $110.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	In 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the Premium Equity Participating Security Units (“PEPS Units”). The Company participated in the remarketing of the Series B preferred shares and as a result purchased 100% of the outstanding Series B preferred shares. There was no net cash flows to the Company as the cash received from the sale of the common shares was equal to the cash required to acquire the Series B preferred shares in the remarketing process.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars)

	DAC	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income	Losses Incurred	Amortization of DAC	Other Operating Expenses	Premium Written
2004
Non-life	$301,622	$5,765,790	$1,184,605	—	$3,321,944	N/A	$2,172,777	$765,044	$193,802	$3,444,076
ART	40	839	209	—	5,631	N/A	6,903	693	12,805	4,592
Life	107,670	—	9,964	$1,277,101	406,165	$44,417	296,063	135,817	22,736	N/A
Corporate	—	—	—	—	—	253,580	—	—	41,988	—

Total	$409,332	$5,766,629	$1,194,778	$1,277,101	$3,733,740	$297,997	$2,475,743	$901,554	$271,331	$3,448,668

2003
Non-life	$242,225	$4,754,195	$1,023,291	—	$3,199,963	N/A	$2,098,516	$711,618	$174,459	$3,285,243
ART	—	864	956	—	3,136	N/A	148	273	12,014	4,314
Life	112,629	—	11,203	$1,162,016	300,343	$53,366	267,078	61,339	18,941	N/A
Corporate	—	—	—	—	—	208,331	—	—	30,325	—

Total	$354,854	$4,755,059	$1,035,450	$1,162,016	$3,503,442	$261,697	$2,365,742	$773,230	$235,739	$3,289,557

2002
Non-life	$199,181	$3,658,416	$859,271	—	$2,255,231	N/A	$1,562,978	$495,375	$123,567	$2,479,934
ART	127	—	634	—	211	N/A	—	42	7,995	845
Life	105,565	—	10,020	$815,978	170,294	$34,457	152,784	60,668	12,927	N/A
Corporate	—	—	—	—	—	210,732	—	—	17,217	—

Total	$304,873	$3,658,416	$869,925	$815,978	$2,425,736	$245,189	$1,715,762	$556,085	$161,706	$2,480,779

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2004
Life reinsurance in force	—	$1,880,430	$34,441,927	$32,561,497	106%
Premiums earned
Life	—	12,160	383,290	371,130	103%
Accident and health	—	—	35,035	35,035	100%
Property and casualty	—	21,630	3,349,205	3,327,575	101%

Total premiums	—	$33,790	$3,767,530	$3,733,740	101%

2003
Life reinsurance in force	—	$1,787,507	$28,077,916	$26,290,409	107%
Premiums earned
Life	—	10,481	256,197	245,716	104%
Accident and health	—	—	54,627	54,627	100%
Property and casualty	—	27,736	3,230,835	3,203,099	101%

Total premiums	—	$38,217	$3,541,659	$3,503,442	101%

2002
Life reinsurance in force	—	$2,162,199	$20,275,486	$18,113,287	112%
Premiums earned
Life	—	7,366	162,230	154,864	105%
Accident and health	—	584	16,014	15,430	104%
Property and casualty	—	48,007	2,303,449	2,255,442	102%

Total premiums	—	$55,957	$2,481,693	$2,425,736	102%

SCHEDULE V

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2004	$301,662	$5,766,629	$1,184,814	$3,327,575	$2,179,680	$765,737	$1,378,706	$3,448,668
2003	242,225	4,755,059	1,024,247	3,203,099	2,098,664	711,891	1,292,782	3,289,557
2002	199,308	3,658,416	859,905	2,255,442	1,562,978	495,417	1,124,834	2,480,779

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.1	October 28, 1998	001-14536

2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.2	October 28, 1998	001-14536

2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.	8-K	2.3	October 28, 1998	001-14536

2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S.	10-Q	2.0	May 15, 2000	001-14536

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws.	10-Q	3.2	August 6, 2004	001-14536

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.2	Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust I.	8-K	99.5	November 28, 2001	001-14536

4.4	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I.	S-3	4.13	October 26, 2001	333-72246

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536
4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August, 23 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August, 23 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536

10.4	Credit Agreement, dated June 17, 2004, among PartnerRe Ltd., various designated subsidiary borrowers various lending institutions and JP Morgan Chase Bank, as Administrative Agent.	10-Q	10.1	August 6, 2004	001-14536

10.4.1	First Amendment to the Credit Agreement dated as of January 26, 2005, among PartnerRe Ltd, the Designated Subsidiary Borrowers, the lending institutions and JP Morgan Chase Bank.					X

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536

10.6	Loan agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998.	10-K	10.19	March 30, 1999	001-14536

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.10	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.	10-Q	10.5	August 14, 2000	001-14536

10.10.1	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536

10.11	Swiss Share Purchase Plan effective June 3, 2002.	10-K	10.31	March 28, 2003	001-14536

10.12	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.	10-K	10.26	March 15, 2004	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.1	September 20, 2004	001-14536

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536

10.17	Executive Total Compensation Program					X

10.18	Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.	10-Q	10.1	August 14, 2001	001-14536

10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536

10.22.2	Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.22.3	Restricted Stock Unit Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.					X

11.1	Statement Regarding Computation of Net Income Per Common Share and Common Share Equivalents.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934					X