Form 10-Q
period 2005-03-31
PARTNERRE LTD
filed 2005-05-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2005

Commission file number I-14536

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of May 2, 2005 was 55,089,600.

PartnerRe Ltd.

Part I — Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations and comprehensive income and of shareholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph relating to the Company’s changes in the methods of accounting for Mandatorily Redeemable Preferred Securities and Trust Preferred Securities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche

Hamilton, Bermuda

April 22, 2005

Item 1. Financial Statements

PartnerRe Ltd.

Unaudited Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	March 31, 2005	December 31, 2004
Assets
Investments and cash:
Fixed maturities, available for sale, at fair value (amortized cost: 2005, $6,703,686; 2004, $6,611,683)	$6,743,608	$6,723,580
Short-term investments, available for sale, at fair value (amortized cost: 2005, $95,202; 2004, $28,691)	95,163	28,694
Equities, available for sale, at fair value (cost: 2005, $940,494; 2004, $887,006)	1,027,480	1,010,777
Trading securities, at fair value (cost: 2005, $120,699; 2004, $102,371)	122,300	108,402
Cash and cash equivalents, at fair value, which approximates amortized cost	447,500	436,003
Other invested assets	100,028	90,268

Total investments and cash	8,536,079	8,397,724
Accrued investment income	129,384	151,871
Reinsurance balances receivable	1,877,386	1,356,771
Reinsurance recoverable on paid and unpaid losses	180,659	180,710
Funds held by reinsured companies	1,043,526	1,100,107
Deferred acquisition costs	475,371	409,332
Deposit assets	295,612	299,408
Net tax assets	63,840	81,235
Goodwill	429,519	429,519
Other	106,163	104,564

Total assets	$13,137,539	$12,511,241

Liabilities
Unpaid losses and loss expenses	$5,883,345	$5,766,629
Policy benefits for life and annuity contracts	1,261,276	1,277,101
Unearned premiums	1,701,846	1,194,778
Funds held under reinsurance treaties	19,944	21,875
Deposit liabilities	345,676	344,202
Long-term debt	220,000	220,000
Net payable for securities purchased	28,867	1,580
Accounts payable, accrued expenses and other	142,150	127,026
Debt related to trust preferred securities	206,186	206,186

Total liabilities	9,809,290	9,159,377

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2005, 55,068,656; 2004, 54,854,398)	55,069	54,854
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 11,600,000; aggregate liquidation preference: 2005 and 2004, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 9,200,000; aggregate liquidation preference: 2005 and 2004, $230,000,000)	9,200	9,200
Additional paid-in capital	1,298,780	1,288,292
Deferred compensation	(176)	(199)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax: 2005, $22,202; 2004, $40,429)	103,777	194,575
Currency translation adjustment	47,076	72,510
Retained earnings	1,802,923	1,721,032

Total shareholders’ equity	3,328,249	3,351,864

Total liabilities and shareholders’ equity	$13,137,539	$12,511,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1. Financial Statements

PartnerRe Ltd.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Revenues
Gross premiums written	$1,445,937	$1,553,622

Net premiums written	$1,414,869	$1,523,701
Increase in unearned premiums	(518,457)	(630,914)

Net premiums earned	896,412	892,787
Net investment income	86,853	73,584
Net realized investment gains	37,382	37,813
Other income	12,882	2,793

Total revenues	1,033,529	1,006,977

Expenses
Losses and loss expenses and life policy benefits	613,865	569,858
Acquisition costs	209,925	204,331
Other operating expenses	72,689	67,562
Interest expense	7,328	10,168
Net foreign exchange gains	(13)	(1,197)

Total expenses	903,794	850,722

Income before taxes and interest in equity investment	129,735	156,255
Income tax expense	20,792	10,611
Interest in earnings of equity investment	2,472	—

Net Income	111,415	145,644
Preferred dividends	8,632	4,894

Net income available to common shareholders	$102,783	$140,750

Comprehensive income, net of tax
Net income	$111,415	$145,644
Change in net unrealized gains on investments	(90,798)	57,943
Change in currency translation adjustment	(25,434)	(6,191)

Comprehensive (loss) income	$(4,817)	$197,396

Per share data
Net income per common share:
Basic net income	$1.87	$2.62
Diluted net income	$1.84	$2.59
Weighted average number of common shares outstanding	54,956.6	53,781.1
Weighted average number of common and common share equivalents outstanding	55,831.2	54,370.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1. Financial Statements

PartnerRe Ltd.

Unaudited Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains (losses) on investments, net of tax	Currency translation adjustment	Retained earnings	Total share- holders’ equity
Balance at December 31, 2004	$54,854	$20,800	$1,288,292	$(199)	$194,575	$72,510	$1,721,032	$3,351,864
Issue of common shares	215	—	11,582	—	—	—	—	11,797
Repurchase of common shares	—	—	(1,094)	—	—	—	—	(1,094)
Amortization of deferred compensation	—	—	—	23	—	—	—	23
Net unrealized losses for period	—	—	—	—	(90,798)	—	—	(90,798)
Currency translation adjustment	—	—	—	—	—	(25,434)	—	(25,434)
Net income	—	—	—	—	—	—	111,415	111,415
Dividends on common shares	—	—	—	—	—	—	(20,892)	(20,892)
Dividends on preferred shares	—	—	—	—	—	—	(8,632)	(8,632)

Balance at March 31, 2005	$55,069	$20,800	$1,298,780	$(176)	$103,777	$47,076	$1,802,923	$3,328,249

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1. Financial Statements

PartnerRe Ltd.

Unaudited Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1. Financial Statements

PartnerRe Ltd.

Unaudited Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Cash Flows from Operating Activities
Net income	$111,415	$145,644
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of net premium on investments	12,647	11,823
Net realized investment gains	(37,382)	(37,813)
Changes in:
Unearned premiums	518,457	630,914
Reinsurance balances receivable	(558,088)	(552,781)
Unpaid losses and loss expenses and life policy benefits	275,094	180,441
Net tax assets	32,341	9,439
Other changes in assets and liabilities	(7,903)	(68,998)
Net sales of trading securities	4,459	18,705
Other items, net	(2)	(2,949)

Net cash provided by operating activities	351,038	334,425

Cash Flows from Investing Activities
Sales of fixed maturities	968,321	2,103,207
Redemptions of fixed maturities	216,684	121,048
Purchases of fixed maturities	(1,430,004)	(2,311,906)
Net (purchases) sales of short-term investments	(68,619)	809
Purchases of equities	(754,024)	(59,865)
Sales of equities	751,184	40,390
Other, net	1,173	(51,773)

Net cash used in investing activities	(315,285)	(158,090)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(30,189)	(23,178)
Issue of common shares	9,053	1,628
Adjustment on purchase contract for common shares	—	(1,195)

Net cash used in financing activities	(21,136)	(22,745)

Effect of foreign exchange rate changes on cash	(3,120)	(2,210)

Increase in cash and cash equivalents	11,497	151,380
Cash and cash equivalents – beginning of period	436,003	558,692

Cash and cash equivalents – end of period	$447,500	$710,072

Supplemental Cash Flow Information:
Net taxes received (paid)	$11,550	$(1,060)
Interest paid	$(4,072)	$(6,877)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1. Financial Statements

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

2. Significant Accounting Policies

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month period ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Item 1. Financial Statements

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Stock Options

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, had been applied retroactively to all outstanding equity-based compensation for the three-month periods ended March 31, 2005 and 2004 (in thousands of U.S. dollars, except per share data):

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Net income available to common shareholders:
As reported	$102,783	$140,750
Add: Stock-related compensation expense included in net income as reported	$2,153	$1,231
Less: Total stock-related compensation expense determined under fair-value method for all grants	$3,447	$3,028

Pro forma	$101,489	$138,953
Net income per common share:
Basic
As reported	$1.87	$2.62
Pro forma	$1.85	$2.58
Diluted
As reported	$1.84	$2.59
Pro forma	$1.82	$2.56
Weighted average assumptions used:
Risk-free interest rate	4.1%	3.6%
Expected life	7 years	7 years
Expected volatility	25%	25%
Dividend yield	2%	2%

4. Investments

Starting in the first quarter of 2005, net payable for securities purchased includes trading securities sold but not yet purchased, which represent sales of securities not owned at the time of sale. The obligations arising from such transactions are carried at fair value, based on quoted market prices, with the change in fair value included in net realized investment gains and losses in the statement of operations. The Company had no securities sold but not yet purchased prior to the first quarter of 2005.

5. Recent Accounting Pronouncements

EITF 03-1

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. Under this new guidance, an investment is considered impaired if the fair value of the investment is less than its cost including adjustments for amortization and foreign exchange. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to or beyond the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

Item 1. Financial Statements

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, the Company continues to apply existing accounting literature for determining when a decline in fair value is other-than-temporary, including Staff Accounting Bulletin 59, “Accounting for Non-current Marketable Equity Securities”, SFAS 115, and FASB Staff Implementation Guide to SFAS 115.

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

SFAS 123(R)

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004) “Share-Based Payment” (SFAS 123(R)). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. SFAS 123(R) will apply to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. SFAS 123(R) may not be applied retroactively to prior years’ financial statements. SFAS 123(R) was originally to be effective for the first interim or annual reporting period beginning after June 15, 2005. The Securities and Exchange Commission announced in April 2005 a new rule that allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The Company plans to adopt SFAS 123(R) as of January 1, 2006. The adoption of SFAS 123(R) is not expected to have a significant impact on the net income or equity of the Company.

Item 1. Financial Statements

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Recent development

The Company has received subpoenas from the office of the New York Attorney General (NYAG) and the SEC that seek information relating to the Company’s investment in Channel Re. In addition, the Company’s wholly owned subsidiary, Partner Reinsurance Company of the U.S, has received a subpoena from the Florida Office of Insurance Regulation requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company is cooperating with these requests for information.

7. Segment Information

The Company monitors the performance of its underwriting operations in three segments, Non-life, Alternative Risk Transfer (ART) and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (“U.S. P&C”), Global (Non-U.S.) Property and Casualty (“Global (Non-U.S.) P&C”) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The U.S. P&C sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance Company and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and other lines. The ART segment includes structured risks, structured finance and weather-related products, and since the second quarter of 2004, includes the Company’s share of Channel Re’s net income. The Life segment includes life, health and annuity lines of business.

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

Management measures results for the Non-life segment on the basis of the “loss ratio”, “acquisition ratio”, “technical ratio”, “other operating expense ratio” and “combined ratio.” The “loss ratio” is obtained by dividing losses and loss expenses by net premiums earned, the “acquisition ratio” is obtained by dividing acquisition costs by net premiums earned and the “other operating expense ratio” is obtained by dividing other operating expenses by net premiums earned. The “technical ratio” is the sum of the loss and acquisition ratios. The “combined ratio” is the sum of the technical and other operating expense ratios. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures segment results for the Life and ART segments on the basis of the “allocated underwriting result”, which includes revenues from net premiums earned, other income, net investment income for ART and allocated net investment income for Life, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Additionally, for the ART segment, Management considers the interest in earnings of equity investment, which represents the Company’s share of Channel Re’s net income.

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

Item 1. Financial Statements

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a summary of the segment revenues and results for the three-month periods ended March 31, 2005 and 2004 (in millions of U.S dollars except ratios):

Segment Information

For the three months ended March 31, 2005

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$311	$433	$575	$1,319	$7	$120	$—	$1,446
Net premiums written	$311	$431	$550	$1,292	$7	$116	$—	$1,415
Increase in unearned premiums	(88)	(189)	(220)	(497)	(5)	(16)	—	(518)

Net premiums earned	$223	$242	$330	$795	$2	$100	$—	$897
Losses and loss expenses and life policy benefits	(163)	(151)	(219)	(533)	—	(81)	—	(614)
Acquisition costs	(54)	(62)	(70)	(186)	(1)	(23)	—	(210)

Technical result	$6	$29	$41	$76	$1	$(4)	$—	$73
Other income	n/a	n/a	n/a	—	13	—	—	13
Other operating expenses	n/a	n/a	n/a	(52)	(3)	(6)	(12)	(73)

Underwriting result	n/a	n/a	n/a	$24	$11	$(10)	n/a	$13
Net investment income	n/a	n/a	n/a	n/a	—	12	75	87

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	$11	$2	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	37	37
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(21)	(21)
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$111

Loss ratio (1)	73.0%	62.3%	66.5%	67.0%
Acquisition ratio (2)	24.2	25.7	21.2	23.4

Technical ratio (3)	97.2%	88.0%	87.7%	90.4%

Other operating expense ratio (4)				6.6

Combined ratio (5)				97.0%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $2.5 million in the first quarter of 2005. The 2004 period includes no income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004 and reports the results on a one-quarter lag.
(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(4)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.
(6)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Item 1. Financial Statements

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information

For the three months ended March 31, 2004

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$376	$469	$619	$1,464	$1	$89	$—	$1,554
Net premiums written	$376	$469	$596	$1,441	$—	$83	$—	$1,524
(Increase) decrease in unearned premiums	(153)	(214)	(253)	(620)	2	(13)	—	(631)

Net premiums earned	$223	$255	$343	$821	$2	$70	$—	$893
Losses and loss expenses and life policy benefits	(166)	(187)	(164)	(517)	—	(53)	—	(570)
Acquisition costs	(42)	(64)	(73)	(179)	—	(25)	—	(204)

Technical result	$15	$4	$106	$125	$2	$(8)	$—	$119
Other income	n/a	n/a	n/a	—	3	—	—	3
Other operating expenses	n/a	n/a	n/a	(48)	(4)	(6)	(10)	(68)

Underwriting result	n/a	n/a	n/a	$77	$1	$(14)	n/a	$54
Net investment income	n/a	n/a	n/a	n/a	—	10	64	74

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	$1	$(4)	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	38	38
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(10)	(10)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	1	1
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(11)	(11)
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	—	n/a	n/a	—

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$146

Loss ratio (1)	74.3%	73.5%	47.6%	62.9%
Acquisition ratio (2)	19.0	25.2	21.3	21.9

Technical ratio (3)	93.3%	98.7%	68.9%	84.8%

Other operating expense ratio (4)				5.9

Combined ratio (5)				90.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect of future events on the Company’s financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as the following:

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

(1)	the occurrence of catastrophic events or other reinsured events with a frequency or severity exceeding our expectations;

(2)	a decrease in the level of demand for reinsurance and/or an increase in the supply of reinsurance capacity;

(3)	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

(4)	actual losses and loss expenses exceeding our estimated loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses;

(5)	man-made catastrophic events, acts of terrorism, acts of war or other unanticipated perils;

(6)	concentration risk in dealing with a limited number of brokers;

(7)	developments in and risks associated with global financial markets which could affect our investment portfolio;

(8)	emerging claim and coverage issues;

(9)	exposure to credit risk relating to our reinsurance brokers and cedants and other counterparties;

(10)	exposure of our investment portfolios to interest rate, credit and market risks;

(11)	current legal and regulatory activities relating to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional insurance products;

(12)	availability of borrowings and letters of credit under the Company’s credit facilities;

(13)	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

(14)	losses due to foreign currency exchange rate fluctuations;

(15)	loss of the services of any one of our Executive Committee members;

(16)	changes in the legal or regulatory environments in which we operate, including the passage of federal or state legislation subjecting our non-U.S. operations to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

(17)	actions by rating agencies that might negatively impact the Company’s ability to continue to write existing business or write new business;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(18)	changes in accounting policies and future pronouncements, their application or interpretation; and

(19)	any other factors set forth in the Company’s filings with the SEC.

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

The Company writes business through its wholly owned subsidiaries Partner Reinsurance Company Ltd., PartnerRe SA, and Partner Reinsurance Company of the U.S. The parent company, PartnerRe Ltd. reports on three operating segments: Non-Life, which comprises its traditional property and casualty business in the U.S. (U.S P&C sub-segment) and the rest of the world (Global P&C sub-segment) and its significant specialty lines business (Worldwide Specialty sub-segment); Life; and Alternative Risk Transfer (ART). Each segment has its own business units, which are aligned either by market, line of business, or client buying patterns.

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

In the second half of 2003, the Company began to see a flattening in the rate of improvements in the terms and conditions of the most profitable lines and a slower rate of improvement in those lines that had not yet reached their peak in terms of profitability. From the middle of 2003 to the end of 2004, this resulted in a slower growth rate in pricing although there was good pricing discipline in the industry. During the January 1, 2005 renewals the Company saw increased competition in the industry, which led to a modest deterioration in prices. Although certain lines, primarily the Life business and the U.S. casualty business, saw modest rate increases or at least price stability, the majority of lines, including property and short-tail specialty lines of business, saw rate decreases. In addition, there were higher net retentions by primary insurance companies, which resulted in reinsurers competing for a shrinking pool of premiums. The Company’s experience during the April 1, 2005 renewals showed that the deterioration in pricing for some short-tailed lines, such as specialty property and aviation, has accelerated since January 1, 2005. The deterioration in market conditions that the Company has seen, however, has been generally orderly and gradual. The Company expects premium volume will be down modestly during 2005, with a continuation of this trend into 2006. The Company believes that the industry has reached the peak of the current underwriting profitability cycle.

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

In addition to revenues generated from its underwriting operations and investment activities, the Company’s profitability is also based upon the level of its losses and loss expenses. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written. The Company’s non-life net reserve position at March 31, 2005 was $5.7 billion. Management believes that it follows conservative investing and reserving policies in pursuit of a strong financial position.

Critical Accounting Policies

See the discussion of the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for unpaid loss and loss expense reserves and life policy benefits since December 31, 2004.

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

In general, the estimates of unpaid losses and loss expense reserves (“loss reserves”) recorded for short-tailed business are subject to less volatility than those for long-tailed lines. Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tailed due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 70% of the net premiums written for this sub-segment, or 15% of the Company’s total net premiums written in the first quarter of 2005. The remaining business within this sub-segment, motor and property, is considered to be short-tailed. Within the Global (Non-U.S.) P&C

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tailed. These two lines represented 33% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 10% of the Company’s total net premiums written in the first quarter of 2005. Management considers the short-tailed lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tailed. The short-tailed lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 65% of the net premiums written in this sub-segment, or 25% of the Company’s total net premiums written in the first quarter of 2005. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 22% of this sub-segment’s first quarter of 2005 net premiums written, or 9% of the Company’s total net premiums written. Specialty casualty business is considered to be long-tailed and represents 13% of net premiums written in this sub-segment, or 5% of the Company’s total net premiums written in the first quarter of 2005.

In the first quarter of 2005 and 2004, the Company reviewed its estimates for prior year losses for the U.S. P&C sub-segment, and, in light of developing data, determined to increase its ultimate loss ratios for prior accident years. This primarily affected the casualty line in the first quarter of 2005 and the motor line during the first quarter of 2004. For the casualty and motor lines of business, the Company received loss information from cedants for prior accident years that included no significant individual losses but a series of attritional losses. Attritional losses or reductions are losses or reductions than may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint. Upon consideration of this new information received during 2005 and 2004, the Company revised the loss development assumptions it uses in performing its actuarial analysis and increased its loss reserves for prior accident years by $5 million and $3 million, respectively, during the first quarter of 2005 and 2004. In particular, the Company revised the historical loss patterns and expected loss ratios that it uses in its actuarial analysis of loss reserves for the affected losses.

In the first quarter of 2005 and 2004, the Company reviewed its estimates for prior year losses for the Global (Non-U.S.) P&C sub-segment, and, in light of developing data, determined to decrease (increase in the first quarter of 2004) its ultimate loss ratios for prior accident years. This resulted in a decrease in the Company’s reserves of $28 million in the first quarter of 2005 for the property and casualty lines and an increase of $3 million in the first quarter of 2004.

In the first quarter of 2005 and 2004, the Company reviewed its estimates for prior year losses for the Worldwide Specialty sub-segment, and, in light of developing data, determined to decrease its expected ultimate loss ratio for prior year losses in each period, which resulted in a decrease in the Company’s loss reserves of $42 million and $65 million during the first quarter of 2005 and 2004, respectively. The decreases related to most lines of business within this sub-segment.

The following table summarizes the favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Prior year favorable (adverse) loss development:

Non-life segment
U.S. P&C	$(5)	$(3)
Global (Non-U.S) P&C	28	(3)
Worldwide Specialty	42	65

Total prior year loss development	$65	$59

The components of the net favorable (adverse) loss development for the quarters ended March 31, 2005 and 2004 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Case reserves are reported to the Company by its cedants, while ACR and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves) and those estimated by the Company (ACR and IBNR) for each Non-life sub-segment and the total net loss reserves recorded (in millions of U.S. dollars):

	Case reserves	ACR	IBNR	Total gross loss reserves recorded	Retrocession	Total net loss reserves recorded
U.S. P&C	$472	$64	$1,154	$1,690	$(15)	$1,675
Global (Non-U.S.) P&C	1,045	23	1,073	2,141	(43)	2,098
Worldwide Specialty	888	183	981	2,052	(106)	1,946

Total Non-life	$2,405	$270	$3,208	$5,883	$(164)	$5,719

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at March 31, 2005, were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life loss reserves:
U.S. P&C	$1,675	$2,026	$1,269
Global (Non-U.S.) P&C	2,098	2,343	1,734
Worldwide Specialty	1,946	2,008	1,588

It is not appropriate to add together the ranges of each segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current range of estimates. Management believes that the recorded loss reserves represent the best estimate of future liabilities based on information available as of March 31, 2005. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which the need for an adjustment is determined.

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

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s reserve for unpaid losses and loss expenses for asbestos and environmental exposures has not changed significantly since December 31, 2004. (See Note 4 to consolidated financial statements in the Company’s Annual Report on Form 10-K.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—for the Three Months Ended March 31, 2005 and 2004

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income per share and annualized return on beginning common shareholders’ equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Net income available to common shareholders is also used in the calculation of the Company’s ROE, which is calculated by dividing net income available to common shareholders by the net book value of the common shareholders’ equity at the beginning of the year. Annualized ROE is obtained by multiplying the ROE calculated for one quarter by four. The net book value of the common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity.

Net income, preferred dividends, net income available to common shareholders, diluted net income per share and ROE for the three months ended March 31, 2005 and 2004 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the three months ended March 31, 2005	% Change 2005 over 2004		For the three months ended March 31, 2004
Net income	$111	(24	) %	$146
Less: Preferred dividends	8	76		5

Net income available to common shareholders	$103	(27)		$141
Diluted net income per share	$1.84	(29)		$2.59
Annualized return on beginning common shareholders’ equity (ROE)	14.5%			24.4%

Net income, net income available to common shareholders, diluted net income per share and ROE decreased in the first quarter of 2005 compared to the same period in 2004 as a result of a higher level of large or catastrophic losses and higher tax expenses. Results for the first quarter of 2005 include $63 million of losses related to Winterstorm Erwin and $20 million on a single loss in the energy line in Canada, while the first quarter of 2004 included a $30 million loss on the explosion of an Algerian gas plant. The higher large losses in the first quarter of 2005 were partially offset by higher net investment income. The significant positive cash flows from operations generated by the Company during the last few years are the main contributor to the increase in net investment income.

Preferred dividends increased in 2005 compared to 2004 as the Company issued Series D cumulative preferred shares (“Series D preferred shares”) in the fourth quarter of 2004. In the same quarter, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B cumulative redeemable preferred shares (“Series B preferred shares”) that were part of the PEPS units. The increase in preferred dividends in the first quarter of 2005 compared to the same quarter in 2004 is largely offset by the decrease in interest expense related to the Series B preferred shares.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment income and other components of net income. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings of equity investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of net income for the three months ended March 31, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004		For the three months ended March 31, 2004
Underwriting result
Non-life	$24	(69	) %	$77
ART	11	1,119		1
Life	(10)	23		(14)
Corporate expenses	(12)	24		(10)
Net investment income	87	18		74
Net realized investment gains	37	(1)		38
Interest expense	(7)	(28)		(10)
Net foreign exchange gains	—	NM		1
Income tax expense	(21)	96		(11)
Interest in earnings of equity investment	2	NM		—

Net income	$111	(24)		$146

NM:	not meaningful

Underwriting result is a key measurement that Management uses to manage and evaluate segments and sub-segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the Company’s investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of income separately and in the aggregate. Underwriting result should not be considered as a substitute for net income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

The underwriting result for the Non-life segment decreased 69%, from $77 million in 2004 to $24 million in 2005. The decrease in the Non-life underwriting result was principally attributable to a higher level of large or catastrophic losses in the 2005 period. Underwriting results for the Non-life segment include $63 million of losses related to Winterstorm Erwin and $20 million on a single loss in the energy line in Canada in 2005, while the same period in 2004 included a $30 million loss on the explosion of an Algerian gas plant. Both periods included favorable development on prior accident year losses as the Company reduced its estimate of losses for certain lines as the “at risk” period for older years expired and updated information was received from cedants. Favorable development on prior accident years amounted to $65 million in 2005 and $59 million in 2004. The components of the favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section. Underwriting results for the ART segment increased substantially from $1 million in the first quarter of 2004 to $11 million in 2005. This increase resulted from gains in all lines of business but more particularly on weather derivative business. Underwriting result for the Life segment increased 23%, from a loss of $14 million in 2004 to a loss of $10 million in 2005. The 2004 period included a $5 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. Corporate expenses increased by $2 million compared to the first quarter of 2004 as a result of the addition of staff in corporate departments as well as higher compliance expenses.

The Company reported net investment income of $87 million in the first quarter of 2005 compared to $74 million in 2004. The increase in investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which totaled $1,280 million since March 31, 2004, as well as the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 2% to the growth in 2005.

Net realized investment gains were comparable at $37 million in 2005 and $38 million in 2004. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

In the fourth quarter of 2004, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B cumulative redeemable preferred shares (“Series B preferred shares”) that were part of the PEPS units. Interest expense declined in 2005, as distributions on the Series B preferred shares, which amounted to $2.8 million per quarter and were presented as interest expense, ended in the fourth quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net foreign exchange gains were comparable for the two periods presented. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report.

The income tax expense increased from $11 million in 2004 to $21 million in 2005, primarily as a result of a change in the geography (or tax jurisdiction) of pre-tax income. The Company’s income tax expense or benefit is dependent on the distribution of the Company’s pre-tax results in each tax jurisdiction.

Interest in earnings of equity investment of $2 million represents the Company’s share of Channel Re’s net income. The 2004 period includes no net income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004 and reports the results on a one-quarter lag.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (“U.S. P&C”), Global (Non-U.S.) Property and Casualty (“Global (Non-U.S.) P&C”) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company’s measures its segment results in Note 7 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part I above).

Segment results are shown net of intercompany transactions. Business reported in the Global P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average exchange rates for each period. The U.S. dollar has declined in value since the first quarter of 2004 and this should be considered when making quarter-to-quarter comparisons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. specialty casualty line, which represents approximately 70% of net premiums written in this sub-segment in the first quarter of 2005 and 67% in the first quarter of 2004. Treaties in this line typically tend to have a higher loss ratio and lower technical result, due to the long development tail of the risks involved. U.S. specialty casualty treaties also typically provide for investment income on premiums invested over a longer period, as losses are typically paid later than for other lines. Investment income, however, is not considered in technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004		For the three months ended March 31, 2004
Gross premiums written	$311	(17	) %	$376
Net premiums written	311	(17)		376
Net premiums earned	$223	—		$223
Losses and loss expenses	(163)	(2)		(166)
Acquisition costs	(54)	27		(42)

Technical result(1)	$6	(57)		$15

Loss ratio(2)	73.0%			74.3%
Acquisition ratio(3)	24.2			19.0

Technical ratio(4)	97.2%			93.3%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 22% of total net premiums written in the first quarter of 2005. The decline in gross and net premiums written over 2004 resulted from all lines in this sub-segment, but was most evident in the motor and casualty lines. The Company observed increased competition in the short-tailed motor and property lines, as primary companies retained more risk and reinsurers were competing for a declining amount of business. Net premiums written for these lines decreased principally due to the increased risk retention by cedants, cancellation of programs and increased competition among reinsurers. Although pricing and terms and conditions remained fairly stable for the long-tailed casualty line, the Company’s net premiums written also decreased for this line as a result of reduced premiums estimates by cedants and a shift from treaties with minimum and deposit premiums to treaties without this feature. Although total net premiums written are the same under both forms of treaties, the shift in the form of the treaty results in a reduction of net premiums written recorded at inception of the treaty and an increase in net premiums written recorded over the risk period of the treaty. Quarterly net premiums earned are the same under both forms of treaties. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention by cedants, the terms and conditions remained fairly stable in 2005 and the Company was able to pursue business that met its profitability objectives.

Based on the April 1, 2005 pricing indications and renewal information received from cedants and brokers, gross and net premiums written are expected to continue to decline modestly in 2005 for this sub-segment. As net premiums written have grown in 2004 and are earned over the risk period, which is generally one to two years, net premiums earned are expected to remain fairly stable in 2005 despite the expected reduction in net premiums written.

Losses and loss expenses

The losses and loss expenses and loss ratio reported in 2005 and 2004 were comparable and reflected no significant catastrophic or individually significant loss for either period. Net adverse loss development on prior accident years amounted to $5 million and $3 million for the first quarter of 2005 and 2004, respectively. The net adverse loss development of $5 million in the first quarter of 2005 included adverse loss development for prior accident years in the casualty line of $7 million, partially offset by favorable loss development in the shorter-tailed property and motor lines of $2 million. Loss information provided by cedants for prior years in 2005 for all lines in this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the casualty line (decreased for the property and motor lines), which had the net effect of increasing the level of loss reserves for this sub-segment. The net adverse loss development of $3 million in the first quarter of 2004 included adverse loss development for prior accident years in the motor and casualty lines of $17 million, partially offset by favorable loss development in the shorter-tailed property lines of $14 million. Included in the favorable development in the property line was a $6 million reduction in the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

Acquisition costs

Acquisition costs and the acquisition ratio increased from 2004 to 2005 as a result of increased competition in all lines in the first quarter of 2005 and reductions in acquisition costs on treaties with experience credits in the form of sliding scale and profit commission adjustments in the first quarter of 2004.

Global (Non-U.S.) P&C

The technical result for the Global (Non-U.S.) P&C sub-segment has fluctuated in the last few years, reflecting varying levels of large loss events and development on prior years’ reserves. The Global (Non-U.S.) P&C sub-segment is composed of long-tail business, in the form of casualty and non-proportional motor business, that represents approximately 33% of net premiums written for 2005 in this sub-segment, and short-tailed business, in the form of property and proportional motor business. The technical result for long-tailed and short-tailed business reflected different trends, and accordingly results for this sub-segment are mixed. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004		For the three months ended March 31, 2004
Gross premiums written	$433	(8	) %	$469
Net premiums written	431	(8)		469
Net premiums earned	$242	(5)		$255
Losses and loss expenses	(151)	(19)		(187)
Acquisition costs	(62)	(3)		(64)

Technical result	$29	806		$4

Loss ratio	62.3%			73.5%
Acquisition ratio	25.7			25.2

Technical ratio	88.0%			98.7%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 31% of total net premiums written for 2005. Foreign exchange offset the decrease in net premiums written by approximately 5 points for this sub-segment as the U.S. dollar weakened since the first quarter of 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. The decrease in net premiums written for this sub-segment was principally attributable to increased competition in the short-tailed lines, as well as increased risk retention from cedants. The motor and casualty lines experienced decreases while the property line was flat compared to the same period last year. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention from cedants, the terms and conditions remained fairly stable in 2005 and the Company was able to pursue business that met its profitability objectives.

Based on the April 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and net premiums earned are expected to decline modestly in 2005 for this sub-segment.

Losses and loss expenses

The losses and loss expenses and loss ratio reported in 2005 and 2004 included no catastrophic or individually significant loss for either period. The decrease in losses and loss expenses and loss ratio from 2004 to 2005 is principally explained by the favorable loss development for prior accident years included in the 2005 period. The losses and loss expenses and loss ratio reported in 2005 and 2004 reflected favorable loss development of $28 million and adverse loss development of $3 million, respectively. In the first quarter of 2005, the net favorable loss development of $28 million included favorable loss development of $29 million for prior accident years in the property and casualty lines and adverse loss development of $1 million in the motor line. The net favorable loss development is

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for motor) than the Company expected. In the first quarter of 2004, the net adverse loss development of $3 million included adverse loss development of $10 million for prior accident years in the casualty and motor lines, partially offset by favorable loss development of $7 million in the property line. Loss information provided by cedants in the first quarter of 2004 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company increased its expected ultimate loss ratios for the casualty and motor lines (decreased for the property line), which had the net effect of increasing the level of loss reserves for this sub-segment.

Acquisition costs

The acquisition costs and acquisition ratio for the first quarter of 2005 and 2004 were comparable.

Worldwide Specialty

The Worldwide Specialty sub-segment continues to be the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to significant catastrophe and other large losses, and thus, profitability in any one year or quarter is not necessarily predictive of future profitability. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004	For the three months ended March 31, 2004
Gross premiums written	$575	(7)%	$619
Net premiums written	550	(8)	596
Net premiums earned	$330	(4)	$343
Losses and loss expenses	(219)	34	(164)
Acquisition costs	(70)	(4)	(73)

Technical result	$41	(62)	$106

Loss ratio	66.5%		47.6%
Acquisition ratio	21.2		21.3

Technical ratio	87.7%		68.9%

Premiums

The Worldwide Specialty sub-segment represented 39% of total net premiums written in the first quarter of 2005. Gross and net premiums written decreased by 7% and 8%, respectively, in 2005 compared to the same period in 2004. The weakening of the U.S. dollar in 2005 compared to 2004 offset approximately 4 points of the decrease in net premiums written in this sub-segment. All lines in this sub-segment decreased except for credit/surety and marine. Throughout 2004, the Company has seen a decline in the pricing for the most profitable lines of business in this sub-segment and a slow but orderly reduction in the rate of price increases for the other lines as a result of increasing competition. In the first quarter of 2005, the Company has seen an acceleration in the rate of decline in certain lines of aviation and the catastrophe, credit/surety, energy/engineering and specialty property lines and a stabilization of price increases in the other lines. The Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

Based on the April 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and earned are expected to decline modestly in 2005 for this sub-segment.

Losses and loss expenses

The losses and loss expense and loss ratio reported in the first quarter of 2005 reflect a) losses related to Winterstorm Erwin in the amount of $61 million or 18.5 points on the loss ratio of this sub-segment; b) one large loss in the energy line in the amount of $20 million, or 6.1 points on the loss ratio of this sub-segment; and c) net favorable loss development on prior accident years in the amount of $42 million, or 12.7 points on the loss ratio of this sub-segment. The net favorable loss development of $42 million included favorable loss development of $47 million for prior accident years in all lines, except for the catastrophe and specialty casualty lines that were affected by adverse loss development of $5 million. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business as losses are reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for catastrophe and specialty casualty) than the Company expected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The losses and loss expenses and loss ratio reported in 2004 reflected a) one large loss in the amount of $30 million, or 8.7 points on the loss ratio of this sub-segment, related to the explosion of an Algerian gas plant; and b) favorable loss development on prior accident years in the amount of $65 million, or 19.1 points on the loss ratio of this sub-segment. The net favorable loss development of $65 million included favorable loss development for prior accident years of $75 million on all lines, except for marine, which was affected by adverse loss development of $10 million. Losses reported by cedants during the first quarter of 2004 for the prior accident years were lower than the Company expected (higher for marine), which led the Company to decrease (increase for marine) its expected ultimate loss ratio for this sub-segment for prior accident years. The main factors influencing the Company’s lower than expected reported losses were a series of reductions (or increases for marine) in attritional losses and a lower number of newly reported losses by cedants.

The increase in losses and loss expenses and loss ratio from 2004 to 2005 in this sub-segment is explained by the increase in large catastrophic losses and the lower amount of favorable prior year development in 2005.

Acquisition costs

The acquisition costs and acquisition ratio for the first quarter of 2005 and 2004 were comparable.

ART (Alternative Risk Transfer) Segment

The ART segment, the Company’s newest segment, was reported for the first time as a separate segment in 2004. As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. Accordingly, profitability or growth in any one year or quarter is not necessarily predictive of future profitability or growth. The Company expects the ART segment and results to grow during 2005 compared to 2004 as this segment continues to expand. The following table provides the components of the allocated underwriting result for this segment for the quarters ended March 31, 2005 and 2004 (in millions of U.S. dollars):

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Gross premiums written	$7	$1
Net premiums written	7	—
Net premiums earned	$2	$2
Losses and loss expenses	—	—
Acquisition costs	(1)	—

Technical result	$1	$2
Other income	13	3

Other operating expenses	(3)	(4)

Underwriting result	$11	$1
Net investment income	—	—

Allocated underwriting result	$11	$1
Interest in earnings of equity investment	$2	$—

The ART segment had good growth in business and good results during the first quarter of 2005 compared to 2004 despite low interest rates, which tend to reduce the attractiveness of structured risks business for clients, and low credit spreads, which tend to reduce the opportunities in the structured finance business. Although all lines of business were profitable in the first quarter of 2005, weather derivative products contributed the most, with other income of $9 million, due to favorable weather conditions. In the first quarter of 2004, the ART segment had positive results due to the commutation of one large treaty, which accelerated the recognition of the margin on the treaty.

The Company’s share of the results of Channel Re for the first quarter of 2005 amounted to $2 million. The first quarter of 2004 included no results from Channel Re as the Company acquired its equity ownership during the first quarter of 2004 and reports its share of the results on a one-quarter lag. Channel Re is a non-publicly traded financial guarantee reinsurer based in Bermuda.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Segment

The following table summarizes the underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004	For the three months ended March 31, 2004
Gross premiums written	$120	35%	$89
Net premiums written	116	40	83
Net premiums earned	$100	43	$70
Life policy benefits	(81)	52	(53)
Acquisition costs	(23)	(5)	(25)

Technical result	$(4)	(39)	$(8)
Other operating expenses	(6)	(2)	(6)
Net investment income	12	19	10

Allocated underwriting result(1)	$2	NM	$(4)

NM:	not meaningful
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 8% of total net premiums written in the first quarter of 2005. The increases in gross and net premiums written and net premiums earned during 2005 compared to 2004 resulted primarily from three factors. First, the Company signed a few large treaties in the fourth quarter of 2004, which results in higher net premiums earned in the first quarter of 2005. Next, the Company experienced further growth in this segment in the first quarter of 2005. Finally, the U.S. dollar weakened since March 31, 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Foreign exchange accounted for 5 points of growth in net premiums written during the first quarter of 2005. Based on the January 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and earned are expected to increase in 2005 for this segment.

Life policy benefits and acquisition costs

The increase in life policy benefits in 2005 compared to the same period in 2004 results primarily from the growth in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned for this segment. The decrease in acquisition costs in 2005 compared to 2004 is attributable to three factors, including growth in the Company’s book of business, offset by a change in the mix of business where certain lines typically carry lower acquisition costs and a $5 million charge recognized in the first quarter of 2004 to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. The 2004 charge was due to a prolonged period of low interest rates, which had a negative effect on these treaties and resulted in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions.

Net investment income

The increase in net investment income for this segment for the first quarter of 2005 compared to 2004 is attributable to the growth in the book of business since the first quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the quarters ended March 31, 2005 and 2004, was as follows:

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Non-life
Property and Casualty
Property	22%	21%
Casualty	21	22
Motor	10	13
Worldwide Specialty
Agriculture	2	2
Aviation/Space	3	3
Catastrophe	14	15
Credit/Surety	6	4
Engineering/Energy	3	4
Marine	3	2
Special Risk	8	9
ART	—	—
Life	8	5

Total	100%	100%

The distribution of net premiums written was comparable for both periods, except for the motor and catastrophe lines, where pricing was deteriorating due to increased competition and the life segment, where the Company experienced growth.

Based on April 1, 2005 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects net premiums written for the Non-life segment, more particularly in the short and medium-tailed lines where competition is the most intense, will continue to decrease and net premiums written for the Life segment will increase in 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The distribution of gross premiums written by type of treaty for the quarters ended March 31, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Non-life Segment
Proportional	40%	39%
Non-Proportional	47	49
Facultative	5	6
Life Segment
Proportional	6	4
Non-Proportional	2	2
ART Segment
Proportional	—	—
Non-Proportional	—	—

Total	100%	100%

Based on April 1, 2005 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the distribution of gross premiums written by treaty type in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the quarters ended March 31, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004	For the three months ended March 31, 2004
Europe	$761	1%	$750
North America	526	(8)	571
Asia, Australia, New Zealand	96	(37)	151
Latin America and the Caribbean	48	(26)	65
Africa	15	(7)	17

Total	$1,446	(7)	$1,554

The overall decrease in net premiums written resulted from the following two factors: i) as prices were declining in a number of short-tailed lines, the Company determined to non-renew certain treaties; ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer. The weakening of the U.S. dollar against the euro and other currencies since March 31, 2004 contributed to the increase in the European market and distorts the quarter-to-quarter comparisons.

Based on April 1, 2005 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects further decreases in Asia, Australia and New Zealand during the remainder of 2005.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the quarters ended March 31, 2005 and 2004, was as follows:

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Broker	64%	67%
Direct	36%	33%

The modest shift in the distribution of gross premiums by production source since March 31, 2004 reflects the downward shift in the geographic distribution of net premiums written in North America and the upward shift in Europe. The Company’s U.S. P&C sub-segment generates business predominantly through brokers, and other Non-life sub-segments generate business predominantly through direct relationships with cedants. Based on April 1, 2005 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the production source of gross premiums written during the remainder of 2005.

Investment Income

Net investment income for the three months ended March 31, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004	For the three months ended March 31, 2004
Net investment income	$87	18%	$74

Net investment income increased in 2005 compared to 2004 for two principal reasons:

•	the invested asset base has grown significantly since March 31, 2004, as a result of the Company’s positive cash flows from operations of $1,280 million since March 31, 2004.

•	investment income denominated in currencies that have appreciated against the U.S. dollar since March 31, 2004, has been converted into U.S. dollars at a higher exchange rate. The euro has increased by 6% against the U.S. dollar since March 31, 2004, while the Swiss franc increased by 7%, the British pound by 3%, the Canadian dollar by 7% and the Japanese yen has decreased by 2%. The impact of foreign exchange contributed approximately 2 points to the growth in net investment income for the first quarter of 2005 compared to the same period in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below provides net investment income by asset source for the three months ended March 31, 2005 and 2004 (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004	For the three months ended March 31, 2004
Fixed maturities	$73	18%	$62
Equities	6	36	4
Short-term investments, trading securities, and cash and cash equivalents	3	36	2
Funds held and other	10	5	10
Investment expenses	(5)	13	(4)

Net investment income	$87	18	$74

Net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents has increased compared to 2004 primarily due to the increase in the asset base resulting from the reinvestment of significant cash flows from operations since March 31, 2004.

The investment income on funds held and other was comparable for both quarters. The funds held asset base was also comparable at March 31, 2005 and 2004.

The increase in investment expenses in 2005 over 2004 is primarily a result of the Company’s larger asset base upon which expenses are incurred.

Current economic indicators continue to suggest moderate global economic growth led by the U.S. economy. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to rise at a measured pace in the United States and to rise more modestly in Europe during 2005. Management expects that an increase in interest rates combined with the larger asset base as of at March 31, 2005, as well as expected favorable cash flows from operations during 2005, should continue to contribute to higher net investment income for the Company during 2005.

Net Realized Investment Gains

Net realized investment gains for the three months ended March 31, 2005 and 2004, were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2005	% Change 2005 over 2004	For the three months ended March 31, 2004
Net realized investment gains	$37	(1)%	$38

The components of net realized investment gains for the three months ended March 31, 2005 and 2004, were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$44	$35
Other-than-temporary impairments	(1)	—
Net realized investment gains on trading securities	1	6
Change in net unrealized investment losses on trading securities	(5)	(1)
Net realized investment gains (losses) on designated hedging activities	1	(3)
Net gains on other invested assets	—	3
Other realized and unrealized investment losses	(3)	(2)

Total net realized investment gains	$37	$38

Net realized investment gains are a function of the timing of disposition of available for sale fixed maturities and equity securities as the Company repositions its investment portfolio to take advantage of market conditions, charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio, changes in the market value of trading securities and the net (in)effectiveness of the Company’s designated hedges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The modest increase in interest rates since March 31, 2004 has resulted in a decrease in the fair value of the Company’s fixed income portfolio at March 31, 2005, as the prevailing market interest rates were increasing compared to the average coupon rate of the Company’s fixed income portfolio. During the normal course of its operations the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains during the first quarter of both 2005 and 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the balance sheets. There was no impact on total comprehensive income and no change in the total value of shareholders’ equity as a result of the realization of these gains.

Other Income

Other income for the quarters ended March 31, 2005 and 2004 was $13 million and $3 million, respectively, and primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. Refer to the ART (Alternative Risk Transfer) Segment section for a discussion of variances in other income.

Other Operating Expenses

Other operating expenses for the quarters ended March 31, 2005 and 2004 were $73 million and $68 million, respectively, and were comprised primarily of personnel and infrastructure costs. Almost half, or 3 points, of the overall increase of 8%, was due to the impact of foreign exchange as the U.S. dollar weakened against the euro, Swiss franc and other currencies since March 31, 2004. The remainder of the increase in other operating expenses related to the addition of staff and higher compliance expenses. Operating expenses represented 8.1% and 7.6% of net premiums earned (both Life and Non-life) in the first quarter of 2005 and 2004, respectively.

Financial Condition and Liquidity and Capital Resources

Investments

Total investments and cash were $8.5 billion at March 31, 2005, compared to $8.4 billion at December 31, 2004. The major factors influencing the net increase in the three-month period ended March 31, 2005 were:

•	net cash provided by operating activities of $351 million;

•	net issuance of the Company’s common shares under the Company’s equity plans of $9 million; offset by

•	dividend payments on common and preferred shares totaling $30 million;

•	decrease in the difference between the market value and the cost of the investment portfolio of $64 million;

•	Other factors including primarily the net negative influence of the effect of a stronger U.S dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars amounted to approximately $128 million;

The Company employs a conservative investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s investment strategy allows, to a very limited extent, for the use of equity short sales, which represent the sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding a large number of long equity securities and a close to equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute returns. The Company’s investment strategy also allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage market exposures that would be allowed under the Company’s investment policy if implemented in other ways.

From a risk management perspective, the Company divides its invested assets into two categories, liability funds and capital funds, which are comprised of total investments and cash and accrued investment income. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s reinsurance liabilities net of the reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow strict investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital fund assets represent the capital of the Company and are invested to maximize total return, subject to strict risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, below investment-grade bonds, convertible securities, preferred stocks and common stocks. The Company believes that an allocation of a portion of its investments to equities is

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

both prudent and desirable as it helps to achieve broader asset diversification and maximizes the portfolio’s total return over time. Since the Company’s allocation to equities is predicated on a long-term strategic investment in this asset class, the Company has the ability, and fully expects, to withstand the effects of cyclical market value swings of the broader equity markets on its portfolio.

At March 31, 2005, the liability funds totaled $5.5 billion and were comprised of cash and cash equivalents, short-term investments, AAA, AA and A rated fixed income securities. The capital funds, which totaled $3.2 billion, were comprised of investment-grade fixed income securities, below investment-grade bonds, convertible securities and equity securities.

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $342 million), consisting primarily of investments in non-publicly traded companies, non-publicly traded real estate funds, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

At March 31, 2005, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.1% compared to 3.8% at December 31, 2004, reflecting the interest rate increases during the first quarter of 2005. At the same time, the duration of the Company’s investment portfolio shifted from 3.4 years at December 31, 2004 to 3.5 years at March 31, 2005. At March 31, 2005 and December 31, 2004, approximately 94% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The Company’s investment portfolio generated a negative total return of 1.4% for the three-month period ended March 31, 2005, due to the impact of rising rates and a stronger U.S dollar during the first quarter of 2005.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications – “available for sale” and “trading” securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2 to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K and Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item I of this document.

At March 31, 2005, investments classified as available for sale comprised 98% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets) with 2% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturities, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in below investment-grade bonds, which are also classified as available for sale. Starting in the first quarter of 2005, the Company also has an allocation to convertible fixed income and equity securities in its investment portfolio that are classified as trading securities.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at March 31, 2005 were as follows (in millions of U.S. dollars):

March 31, 2005	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$616	$3	$(8)	$611
- states or political subdivisions of states of the U.S.	5	—	—	5
- other foreign governments	1,806	41	(1)	1,846
- corporate	2,787	46	(29)	2,804
- mortgage/asset-backed securities	1,490	2	(14)	1,478

Total fixed maturities	6,704	92	(52)	6,744
Short-term investments	95	—	—	95
Equities	940	96	(9)	1,027

Total	$7,739	$188	$(61)	$7,866

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

At March 31, 2005, the Company had gross unrealized losses on its fixed maturities of $52 million, of which $50 million was attributable to investment-grade securities and $2 million was attributable to securities rated below investment-grade.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s investment security with the largest unrealized loss position at March 31, 2005, for which an other-than-temporary impairment charge has not been taken had an unrealized loss of $1.3 million, representing 2.3% of the amortized cost of the security, which is rated AAA. This unrealized loss, as well as a majority of the Company’s total unrealized losses on fixed maturities securities, are due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. As of March 31, 2005, Management believes that the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value.

The following table presents the continuous periods during which the Company has held investment positions that carried an unrealized loss (excluding investments classified as trading securities) at March 31, 2005 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities	$3,381	$(47)	$128	$(5)	$3,509	$(52)
Short-term investments	84	—	—	—	84	—
Equities	268	(8)	55	(1)	323	(9)

Total	$3,733	$(55)	$183	$(6)	$3,916	$(61)

The market value of those investment securities classified as trading was $122 million and $108 million at March 31, 2005 and December 31, 2004, respectively. Included in the total market value of trading securities at March 31, 2005 was $88 million related to convertible fixed income securities and $34 million related to equity securities. Included in net payable for securities purchased at March 31, 2005 was $19 million of trading securities sold but not yet purchased, which represents sales of securities not owned at the time of the sale. The Company had no securities sold but not yet purchased prior to the first quarter of 2005. For the three months ended March 31, 2005, the change in net unrealized investment gains and losses on trading securities resulted in a net loss of $5 million compared to a net loss of $1 million for the first quarter of 2004. Included in the total change in net unrealized investment gains and losses on trading securities for 2005 was an unrealized gain of $0.5 million related to trading securities sold but not yet purchased. At March 31, 2005 and December 31, 2004, the net unrealized investment gains on trading securities were approximately $1 million and $6 million, respectively.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at March 31, 2005:

% of Total Fixed Income Securities
Rating Category
AAA	61%
AA	3%
A	17%
BBB	13%
Below investment-grade/unrated	6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at March 31, 2005, by contractual maturity date is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$508	$508
More than one year through five years	2,570	2,577
More than five years through ten years	1,914	1,934
More than ten years	317	342

Subtotal	5,309	5,361
Mortgage/asset-backed securities	1,490	1,478

Total	$6,799	$6,839

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at March 31, 2005, was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$271	$270	$(1)
More than one year through five years	1,227	1,208	(19)
More than five years through ten years	854	837	(17)
More than ten years	41	40	(1)

Subtotal	2,393	2,355	(38)
Mortgage/asset-backed securities	1,252	1,238	(14)

Total	$3,645	$3,593	$(52)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the three months ended March 31, 2005 were $1,939 million. Realized investment gains and losses on securities classified as available for sale for the three months ended March 31, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Gross realized gains	$62	$41
Gross realized losses excluding other-than-temporary impairments	(18)	(6)
Other-than-temporary impairments	(1)	—

Total net realized investment gains	$43	$35

Refer to the section titled “Net Realized Investment Gains” above for a reconciliation between net realized investment gains on investments classified as available for sale and net realized investment gains in the statements of operations.

As mentioned above, the Company’s portfolio managers have the dual investment objectives of optimizing current income and achieving capital appreciation. To meet these objectives, it is often desirable to sell securities when opportunities for superior expected returns are identified. Accordingly, recognition of realized gains and losses is considered by the Company to be a typical consequence of the ongoing investment management activities.

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $0.7 million and $0.1 million, for the three months ended March 31, 2005 and 2004, respectively. Typically, the Company considers impairment to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the statements of operations, which reduce net income. Temporary losses are recorded as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unrealized investment losses, which do not impact net income but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately in net income. See Note 5 to Unaudited Condensed Consolidated Financial Statements in Item I for a discussion of EITF Issue No. 03-1. Adoption of EITF No. 03-1 may accelerate the timing of recognition of other-than-temporary impairments losses originating from declines in value due to increases in interest rates; however, it is not anticipated to have a significant impact on shareholders’ equity as fluctuations in market value of available for sale securities are already reflected in accumulated other comprehensive income.

Funds Held by Reinsured Companies

The Company writes certain business on a funds held basis. As of March 31, 2005 and December 31, 2004, the Company recorded $1,044 million and $1,100 million, respectively, of funds held assets on its balance sheets, representing 8% and 9%, respectively, of the Company’s total assets. Under such contractual arrangements, the reinsured retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the reinsured with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due.

Approximately 60% of the funds held assets at March 31, 2005 earn investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at March 31, 2005, ranged from 1.5% to 6.0%. Under these contractual arrangements, there are no specific assets linked to the funds held balances and the Company is exposed only to the credit risk of the reinsured.

With respect to the remainder of the funds held assets at March 31, 2005, the Company receives an investment return based upon either the results of a pool of assets held by the reinsured, or the investment return earned by the reinsured on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the reinsured for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the reinsured; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the reinsured and the Company as part of the reinsurance agreement or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the reinsured, including fluctuations in the market value of the underlying assets (one such treaty is a retrocessional agreement under which the Company receives less data than is generally received under a direct reinsurance agreement). In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company generally has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured. The Company also has several property and casualty treaties in which the investment performance of the net funds held corresponds to the interest income on the assets held by the reinsured; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At March 31, 2005, the cumulative value of such embedded derivatives was determined to be approximately $15 million, which is offset by an equivalent adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At March 31, 2005 and December 31, 2004, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $5,883 million and $5,767 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $5,719

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million and $5,614 million, respectively. During the first three months of 2005, the Company incurred net non-life losses and loss expenses of $533 million and paid net non-life losses and loss expenses of $294 million. Additionally, the stronger U.S. dollar against most European currencies during the first three months of 2005 resulted in a decrease of the non-life reserves for unpaid losses and loss expenses of $134 million. The non-life ratio of paid losses to net premiums earned was 37% while the non-life ratio of paid losses to incurred losses was 55% for the three months ended March 31, 2005. Policy benefits for life and annuity contracts were $1,261 million and $1,277 million at March 31, 2005 and December 31, 2004, respectively.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Management believes that the recorded unpaid losses and loss expenses represent the best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2005.

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

Contractual obligations and commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2004 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at March 31, 2005 have not change significantly since December 31, 2004.

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

Included in the total credit facilities available to the Company at March 31, 2005, is a $700 million three year syndicated, unsecured credit facility.

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

iii.	a minimum consolidated tangible net worth of $1,825 million plus 50% of cumulative net income since January 1, 2004 through the end of the most recently ended fiscal year. For the purposes of this covenant, consolidated tangible net worth includes trust preferred and mandatorily redeemable preferred securities and excludes goodwill. Minimum consolidated tangible net worth required at March 31, 2005 was $2,071 million.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum rating of A- or better, the pricing on the facility will not change significantly. The Company is currently rated A+ by A.M. Best Company.

The Company’s breach of any of the covenants would result in an event of default, upon which the Company would likely be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At March 31, 2005, the Company was not in breach of any of the covenants under its facilities. Its total debt to total capitalization ratio was 5.9% and its consolidated tangible net worth (as defined under the terms of these facilities) was $3,099 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholders’ Equity and Capital Management

Shareholders’ equity at March 31, 2005, was $3.3 billion compared to $3.4 billion at December 31, 2004. The major factors contributing to the net decrease in shareholders’ equity in the three-month period ended March 31, 2005 were:

•	net income of $111 million;

•	a net increase in common shares and additional paid-in capital of $11 million, due to the issuance of common shares under the Company’s equity plan of $12 million offset by the settlement of the repurchase of common shares of $1 million under the Company’s share repurchase program; offset by

•	a $91 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity resulting from both changes in fair value due to the increase in interest rates as well as the strengthening of the U.S. dollar;

•	dividends declared on both the Company’s common and preferred shares of $30 million; and

•	the $25 million negative effect of the currency translation adjustment resulting from the translation of PartnerRe SA’s financial statements into the U.S. dollar.

The Company continuously evaluates the capital needed to support its operations. In April 2005, the Company announced the final settlement of its accelerated share repurchase agreement for the repurchase of 2 million of its common shares in December 2004. The accelerated share repurchase agreement allowed the Company to repurchase from an investment bank 2 million of its common shares on December 30, 2004 at a price of $62.42 per share, with the investment bank purchasing the shares in the open market at a volume weighted average price per share of $63.08. The completion of the repurchase transaction resulted in an adjustment to the price paid by the Company to the investment bank of $1 million, which was accrued for in the first quarter of 2005, and paid in April 2005. As of March 31, 2005, the Company has approximately 2.1 million common shares remaining under its current share repurchase authorization of 5 million common shares, which was approved by the Board of Directors in May 2004.

The table below sets forth the capital structure of the Company at March 31, 2005 and December 31, 2004 (in millions of U.S. dollars):

	March 31, 2005		December 31, 2004
Capital Structure:
Long-term debt	$220	6%	$220	6%
Trust preferred securities (1)	200	5	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	8	290	8
6.5% Series D cumulative preferred shares, aggregate liquidation	230	6	230	6
Common shareholders’ equity	2,808	75	2,832	75

Total Capital	$3,748	100%	$3,772	100%

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its balance sheets.

In 2004, the Company issued $230 million of 6.5% Series D cumulative redeemable preferred shares (“Series D preferred shares”). A portion of the net proceeds from the sale was used to repurchase common shares under the accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. Dividends on the Series D preferred shares are payable quarterly and are cumulative. The Series D preferred shares have no stated maturity and are redeemable at the option of the Company at any time after November 15, 2009.

In 2003, the Company issued $290 million of 6.75% Series C cumulative redeemable preferred shares (“Series C preferred shares”). Proceeds of $250 million from this issuance were used to redeem the Company’s 8.0% Series A cumulative redeemable preferred shares, while the remaining proceeds were used for general corporate purposes. Dividends on the Series C preferred shares are payable quarterly and are cumulative. The Series C preferred shares have no stated maturity and are redeemable at the option of the Company at any time after May 8, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, the Company has $200 million of capital in the form of trust preferred securities, which have a 30-year maturity with an option to extend to 49 years. The trust preferred securities were issued out of a subsidiary of the Company’s U.S. operations that does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company reflects the intercompany debt of $206.2 million associated with the issuance of these securities on its balance sheets. For purposes of discussion, the Company refers to both the trust preferred securities and the related debt as the trust preferred securities.

Liquidity

Cash flows from operations for the three months ended March 31, 2005 increased to $351 million from $334 million in the same period in 2004. This increase in cash flows is primarily attributable to lower losses paid by the Company and an increase in net investment income of 18% compared to March 31, 2004. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past year.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries. The Company relies primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from these subsidiaries to be the principal source of its funds to pay expenses and dividends. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. that has a statutory negative earned surplus may not pay cash dividends without prior regulatory approval.

The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. Corporate expenses were $12 million, common dividends paid were $21 million in the form of quarterly dividends of $0.38 per common share and preferred dividends paid were $9 million for the first quarter of 2005. Assuming constant number of shares and dividend rate in 2005, the Company would pay a total of approximately $85 million in dividends for common shareholders and approximately $35 million in dividends for preferred shareholders in 2005.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s syndicated unsecured credit facility. As of March 31, 2005, there were no borrowings under this line of credit.

PartnerRe U.S. Holdings and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred securities outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe U.S. Holdings paid interest of $4 million on the trust preferred securities during the first quarter of 2005. The Company would pay a total of approximately $29 million of interest on the long-term debt and on the trust preferred securities in 2005.

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income to meet their obligations. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, seasonality in the timing of payments by cedants as well as seasonality in coupon payment date for fixed income securities, cash flows from operating activities may vary significantly between periods.

Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect the Company’s ability to write business. The following are the Company’s claims paying and financial strength ratings at March 31, 2005:

Standard & Poor’s	AA-
Moodys	Aa3
A.M. Best	A+
Fitch	AA

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary defaults, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At March 31, 2005, the Company was in compliance with all required covenants and no conditions of default existed related to any of the Company’s debt or capital securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that Management believes are reasonably likely to have a material current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The value of the U.S. dollar strengthened approximately 5% against the euro, 6% against the Swiss franc, 4% against the Japanese yen, 2% against the British pound and 1% against the Canadian dollar in the first three months of 2005. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in euro, Swiss franc, Japanese yen, British pound and Canadian dollar in the first three months of 2005.

Net foreign exchange gains and losses were flat for the three months ended March 31, 2005 compared to a gain of $1 million for the corresponding period in 2004. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement, (iii) the impact of its foreign currency hedging strategy and (iv) the classification in the Company’s statements of operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Recent Accounting Pronouncements

See Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this document.

Recent Development

At the end of 2004, the Company incorporated three subsidiaries, including an insurance and a reinsurance company, in Ireland. During the first quarter of 2005, the insurance and reinsurance subsidiaries have received licenses to conduct insurance and reinsurance operations, respectively, and are expected to begin operations in the second quarter of 2005. The Company expects the volume of business written by the Irish companies will not have a significant impact on its overall results or any individual segment results in 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (“liability funds”) and those assets that represent shareholder capital (“capital funds”). At March 31, 2005, liability funds represented 63% (or $5.5 billion) of the Company’s total invested assets. Liability funds are invested in a way that matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to immunize the Company against changes in interest rates and foreign exchange rates. As the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At March 31, 2005, capital funds represented 37% (or $3.2 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile: primarily common stock, convertible and high-yield bonds, private equity investments and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all investment derivative transactions. (See Note 2(k) to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K for additional disclosures concerning derivatives.)

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

At March 31, 2005, the Company held approximately $1,478 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At March 31, 2005, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $255 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

related securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the negative or positive effect on invested assets as an economic matter, although the offset would not be reflected on the Company’s balance sheets.

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

Interest rate movements also affect the economic value of the Company’s outstanding fixed-rate debt obligation and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the balance sheet. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities at March 31, 2005, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$220	$228
Trust preferred securities (1)	200	208
Series C cumulative preferred shares	290	290
Series D cumulative preferred shares	230	227

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its balance sheets.

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

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in foreign exchange rates. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s statements of operations and financial position. However, the Company employs several strategies to manage its exposure to foreign currency exchange risk.

Even though the Company is able to match its liability funds against its insurance-related liabilities both by currency and duration, resulting in a natural hedge, it does enter into designated hedges to protect the value of its investment portfolio. Additionally, the Company does not maintain invested assets in currencies for which its liability exposures are not material or in countries where it is unable or impractical to maintain investments. In such cases, the Company does not have such a natural hedge and is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material. For the non–U.S. dollar currencies for which the Company deems the liability exposures to be material, the Company employs a hedging strategy utilizing derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. To the extent that the Company has net asset positions invested in non–U.S. dollar currencies, forward currency contracts and other derivatives may be used to hedge these non–U.S. dollar currency exposures. (See Note 2(k) to consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K for additional information about the Company’s currency hedging activities.)

As a second strategy, the Company maintains capital funds primarily in U.S. dollar investments. An additional factor mitigating the Company’s foreign currency risk is the ongoing nature of its reinsurance operations. Cash receipts in foreign currencies from premiums can be used to pay claims and expenses incurred in the same currency.

At March 31, 2005, 66% of the Company’s total investments were in U.S. dollar denominated instruments and 34% were non–U.S. dollar denominated investments while the Company’s unpaid losses and loss expenses were 47% denominated in U.S. dollar and 53% were non–U.S. dollar reserves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below summarizes the Company’s gross and net exposure on its March 31, 2005 balance sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$2,090	$275	$385	$29	$6	$116	$2,901
Other net liabilities	(1,590)	(260)	(358)	(46)	(31)	(440)	(2,725)

Total foreign currency risk	500	15	27	(17)	(25)	(324)	176
Total derivative amount	(45)	(12)	35	32	25	295	330

Net foreign currency exposure	$455	$3	$62	$15	$—	$(29)	$506

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s balance sheet.

The Company’s investment in PartnerRe SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar, both of which the Company does not hedge, accounted for $517 million of the total foreign currency exposure noted above.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $51 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At March 31, 2005, approximately 61% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) and 81% was rated A- or better. At March 31, 2005, 6% of the Company’s fixed income portfolio was rated below investment-grade. These percentages were comparable to December 31, 2004. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on fixed income investments to an acceptable level. To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other as opposed to the nominal amount of the contracts. At March 31, 2005, the Company’s absolute nominal value of foreign exchange forward contracts was $972 million while the net value of those contracts was $1 million. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reinsurance balances receivable from the Company’s clients at March 31, 2005, were $1,877 million. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of the reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made, as necessary, for amounts considered potentially uncollectible. The balance of reinsu rance recoverable on paid and unpaid losses was $181 million and the amount of the allowance provided for uncollectible reinsurance recoverable was $15 million at March 31, 2005.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale ($1,027 million at March 31, 2005). The Company also holds marketable equity securities classified as trading securities ($34 million at March 31, 2005). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased ($19 million at March 31, 2005), which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk, but defined as the potential for loss in market value due to the increase in equity prices. The Company reviews this class of assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investment in equities relative to the total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.78. Beta measures the response of an individual’s stock performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 7.8% increase or decrease in the market value of the Company’s equity portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures are reasonably designed to be effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There have been no changes in the Company’s internal control over the financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation

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

As of March 31, 2005, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

Subpoenas

The Company has received subpoenas from the office of the New York Attorney General (NYAG) and the SEC that seek information relating to the Company’s investment in Channel Re. In addition, the Company’s wholly owned subsidiary, Partner Reinsurance Company of the U.S, has received a subpoena from the Florida Office of Insurance Regulation requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company is cooperating with these requests for information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program
01/01/2005-01/31/2005	—	—	—	2,086,200
02/01/2005-02/28/2005	—	—	—	2,086,200
03/01/2005-03/31/2005	—	—	—	2,086,200

Total	—	—	—

(1)	The Company did not repurchase any shares of its common shares in the open market during the first quarter of 2005. In April 2005, Deutsche Bank AG completed the purchase of 2 million of the Company’s common shares in the open market under the accelerated share repurchase agreement that the Company announced in December 2004. The completion of the transaction resulted in a final price adjustment of $1 million to the price paid by the Company to Deutsche Bank AG in December 2004. Although the payment for the final price adjustment was made in April 2005, the Company accrued the $1 million adjustment in the first quarter of 2005.
(2)	In May 2004, the Company’s Board of Directors approved the repurchase by the Company up to an aggregate of 5 million shares of the common shares pursuant to the program. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

In February 2005, the Compensation Committee of the Board of Directors approved the following annual incentive payments to Executive Officers of the Company relating to the 2004 performance year.

Patrick A. Thiele, President & Chief Executive Officer		$1,820,672
Albert A. Benchimol, Executive Vice President and Chief Financial Officer		$752,000
Bruno Meyenhofer, Chief Executive Officer, PartnerRe Global	CHF	1,215,180
Scott D. Moore, Chief Executive Officer, PartnerRe U.S.		$794,300
Mark Pabst, Executive Vice President, Corporate Affairs		$528,000

The Compensation Committee also approved the following annual salaries payable to Executive Officers effective April 1, 2005.

Patrick A. Thiele, President & Chief Executive Officer		$926,888
Albert A. Benchimol, Executive Vice President and Chief Financial Officer		$500,000
Bruno Meyenhofer, Chief Executive Officer, PartnerRe Global	CHF	730,000
Scott D. Moore, Chief Executive Officer, PartnerRe U.S.		$500,000

In February 2005, the Human Resources Committee of the Board of Directors approved amendments to the 2003 Non-Employee Directors’ Stock Plan. The amendments include:

A reduction in the number of shares authorized for issue under the plan by 500,000 shares.

An amended definition of “Change of Control”.

Setting of a maximum annual award allowable under the Plan.

Transferability of awards to family members and trusts.

The amended plan is filed as an exhibit to this Form 10-Q.

ITEM 6. EXHIBITS.

(a) Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association

3.2	Amended and Restated Bye-laws

10.1	PartnerRe Ltd. 2003 Non-Employee Directors’ Plan Amended and Restated February 10, 2005

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.
(Registrant)

By:	/s/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: May 9, 2005

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: May 9, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended Memorandum of Association *

3.2	Amended and Restated Bye-laws ‡

10.1	PartnerRe Ltd. 2003 Non-Employee Directors’ Plan Amended and Restated February 10, 2005

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
‡	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 6, 2004.