Form 10-Q
period 2005-06-30
PARTNERRE LTD
filed 2005-08-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2005

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of August 2, 2005 was 54,557,514.

PartnerRe Ltd.

Part I — Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche

Hamilton, Bermuda

July 21, 2005

PartnerRe Ltd.

Unaudited Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	June 30, 2005	December 31, 2004
Assets
Investments and cash:
Fixed maturities, available for sale, at fair value (amortized cost: 2005, $6,058,294; 2004, $6,611,683)	$6,195,453	$6,723,580
Short-term investments, available for sale, at fair value (amortized cost: 2005, $161,751; 2004, $28,691)	161,707	28,694
Equities, available for sale, at fair value (cost: 2005, $963,220; 2004, $887,006)	1,053,667	1,010,777
Trading securities, at fair value (cost: 2005, $155,326; 2004, $102,371)	159,574	108,402
Cash and cash equivalents, at fair value, which approximates amortized cost	1,035,856	436,003
Other invested assets	89,941	90,268

Total investments and cash	8,696,198	8,397,724
Accrued investment income	139,679	151,871
Reinsurance balances receivable	1,576,907	1,356,771
Reinsurance recoverable on paid and unpaid losses	185,874	180,710
Funds held by reinsured companies	1,038,864	1,100,107
Deferred acquisition costs	466,457	409,332
Deposit assets	296,249	299,408
Net tax assets	32,280	81,235
Goodwill	429,519	429,519
Other	106,903	104,564

Total assets	$12,968,930	$12,511,241

Liabilities
Unpaid losses and loss expenses	$5,768,570	$5,766,629
Policy benefits for life and annuity contracts	1,215,861	1,277,101
Unearned premiums	1,539,266	1,194,778
Funds held under reinsurance treaties	18,660	21,875
Deposit liabilities	349,697	344,202
Long-term debt	220,000	220,000
Net payable for securities purchased	50,063	1,580
Accounts payable, accrued expenses and other	118,938	127,026
Debt related to trust preferred securities	206,186	206,186

Total liabilities	9,487,241	9,159,377

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2005, 54,643,295; 2004, 54,854,398)	54,643	54,854
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 11,600,000; aggregate liquidation preference: 2005 and 2004, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 9,200,000; aggregate liquidation preference: 2005 and 2004, $230,000,000)	9,200	9,200
Additional paid-in capital	1,274,909	1,288,292
Deferred compensation	(153)	(199)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax amounting to: 2005, $39,240; 2004, $40,429)	186,258	194,575
Currency translation adjustment	11,768	72,510
Retained earnings	1,933,464	1,721,032

Total shareholders’ equity	3,481,689	3,351,864

Total liabilities and shareholders’ equity	$12,968,930	$12,511,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Revenues
Gross premiums written	$767,457	$841,934	$2,213,393	$2,395,556

Net premiums written	$763,855	$840,721	$2,178,724	$2,364,422
Decrease (increase) in unearned premiums	116,404	114,114	(402,053)	(516,800)

Net premiums earned	880,259	954,835	1,776,671	1,847,622
Net investment income	90,224	74,926	177,077	148,388
Net realized investment gains	55,588	8,042	92,970	45,856
Other (loss) income	(1,064)	3,452	11,818	6,366

Total revenues	1,025,007	1,041,255	2,058,536	2,048,232

Expenses
Losses and loss expenses and life policy benefits	546,171	619,669	1,160,036	1,189,527
Acquisition costs	203,426	226,817	413,351	431,148
Other operating expenses	74,500	67,884	147,190	135,446
Interest expense	7,363	10,168	14,691	20,336
Net foreign exchange losses (gains)	2,456	58	2,442	(1,139)

Total expenses	833,916	924,596	1,737,710	1,775,318

Income before taxes and interest in equity investment	191,091	116,659	320,826	272,914
Income tax expense (benefit)	33,497	(2,506)	54,289	8,105
Interest in earnings of equity investment	2,315	670	4,787	670

Net Income	159,909	119,835	271,324	265,479
Preferred dividends	8,631	4,894	17,263	9,788

Net income available to common shareholders	$151,278	$114,941	$254,061	$255,691

Comprehensive income (loss), net of tax
Net income	$159,909	$119,835	$271,324	$265,479
Change in net unrealized gains on investments	82,481	(138,405)	(8,317)	(80,462)
Change in currency translation adjustment	(35,308)	(6,376)	(60,742)	(12,567)

Comprehensive income (loss)	$207,082	$(24,946)	$202,265	$172,450

Per share data
Net income per common share:
Basic net income	$2.76	$2.14	$4.63	$4.76
Diluted net income	$2.72	$2.12	$4.56	$4.71
Weighted average number of common shares outstanding	54,791.5	53,791.5	54,873.6	53,737.5
Weighted average number of common and common share equivalents outstanding	55,698.7	54,339.3	55,764.5	54,305.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2004	$54,854	$20,800	$1,288,292	$(199)	$194,575	$72,510	$1,721,032	$3,351,864
Issue of common shares	426	—	24,420	—	—	—	—	24,846
Repurchase of common shares	(637)	—	(37,803)	—	—	—	—	(38,440)
Amortization of deferred compensation	—	—	—	46	—	—	—	46
Net unrealized losses for period	—	—	—	—	(8,317)	—	—	(8,317)
Currency translation adjustment	—	—	—	—	—	(60,742)	—	(60,742)
Net income	—	—	—	—	—	—	271,324	271,324
Dividends on common shares	—	—	—	—	—	—	(41,629)	(41,629)
Dividends on preferred shares	—	—	—	—	—	—	(17,263)	(17,263)

Balance at June 30, 2005	$54,643	$20,800	$1,274,909	$(153)	$186,258	$11,768	$1,933,464	$3,481,689

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Cash Flows from Operating Activities
Net income	$271,324	$265,479
Adjustments to reconcile net income to net cash provided by operating activities:
Accrual of net premium on investments	23,264	24,139
Net realized investment gains	(92,970)	(45,856)
Changes in:
Unearned premiums	402,053	516,800
Reinsurance balances receivable	(315,460)	(451,883)
Unpaid losses and loss expenses and life policy benefits	331,061	372,148
Net tax assets	45,322	2,866
Other changes in assets and liabilities	(74,795)	(82,965)
Net sales of trading securities	10,055	23,762
Other items, net	2,324	(2,956)

Net cash provided by operating activities	602,178	621,534

Cash Flows from Investing Activities
Sales of fixed maturities	2,519,685	4,487,018
Redemptions of fixed maturities	402,303	302,765
Purchases of fixed maturities	(2,672,218)	(4,331,564)
Net (purchases) sales of short-term investments	(143,075)	30,925
Sales of equities	1,800,634	156,530
Purchases of equities	(1,815,235)	(173,942)
Other, net	(7,169)	(71,612)

Net cash provided by investing activities	84,925	400,120

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(59,556)	(46,366)
Net repurchase of common shares	(20,458)	(3,979)
Adjustment on purchase contract for common shares	—	(2,390)

Net cash used in financing activities	(80,014)	(52,735)

Effect of foreign exchange rate changes on cash	(7,236)	(4,044)

Increase in cash and cash equivalents	599,853	964,875
Cash and cash equivalents – beginning of period	436,003	558,692

Cash and cash equivalents – end of period	$1,035,856	$1,523,567

Supplemental Cash Flow Information:
Net taxes paid	$(9,030)	$(11,547)
Interest paid	$(14,606)	$(20,252)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the “Company”) provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (“Partner Reinsurance Company”), PartnerRe SA and Partner Reinsurance Company of the U.S. (“PartnerRe U.S.”). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the six-month period ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Stock Options

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, had been applied retroactively to all outstanding equity-based compensation for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands of U.S. dollars, except per share data):

	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Net income available to common shareholders:
As reported	$151,278	$114,941	$254,061	$255,691
Add: Stock-related compensation expense included in net income as reported	$2,337	$2,264	$4,491	$3,495
Less: Total stock-related compensation expense determined under fair-value method for all grants	$3,070	$3,632	$6,517	$6,660

Pro forma	$150,545	$113,573	$252,035	$252,526
Net income per common share:
Basic
As reported	$2.76	$2.14	$4.63	$4.76
Pro forma	$2.75	$2.11	$4.59	$4.70
Diluted
As reported	$2.72	$2.12	$4.56	$4.71
Pro forma	$2.70	$2.09	$4.52	$4.65
Weighted average assumptions used:
Risk-free interest rate	4.2%	4.5%	4.1%	3.7%
Expected life	7 years	7 years	7 years	7 years
Expected volatility	25%	25%	25%	25%
Dividend yield	2%	2%	2%	2%

4. Investments

Starting in the first quarter of 2005, net payable for securities purchased includes equity securities sold but not yet purchased, which represent sales of securities not owned at the time of sale. The obligations arising from such transactions are carried at fair value, based on quoted market prices, with the change in fair value included in net realized investment gains and losses in the statement of operations. Accrued dividends payable under these obligations are included in net investment income in the statement of operations. The Company had no securities sold but not yet purchased prior to the first quarter of 2005.

5. Recent Accounting Pronouncements

FSP FAS 115-1

At its June 29, 2005 meeting, the FASB directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1,” as final. The final FSP will supersede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10–18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a significant impact on the net income or equity of the Company.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

SFAS 123(R)

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004) “Share-Based Payment” (SFAS 123(R). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. SFAS 123(R) will apply to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. SFAS 123(R) was originally to be effective for the first interim or annual reporting period beginning after June 15, 2005. The Securities and Exchange Commission announced in April 2005 a new rule that allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The Company plans to adopt SFAS 123(R) as of January 1, 2006. The adoption of SFAS 123(R) is not expected to have a significant impact on the net income or equity of the Company.

6. Recent Development

The Company has received subpoenas from the office of the New York Attorney General (NYAG) and the SEC that seek information relating to the Company’s investment in Channel Re and from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, Partner Reinsurance Company of the U.S, has received a subpoena from the Florida Office of Insurance Regulation requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company is cooperating with these requests for information.

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Management measures results for the Non-life segment on the basis of the “loss ratio”, “acquisition ratio”, “technical ratio”, “other operating expense ratio” and “combined ratio.” The “loss ratio” is obtained by dividing losses and loss expenses by net premiums earned, the “acquisition ratio” is obtained by dividing acquisition costs by net premiums earned and the “other operating expense ratio” is obtained by dividing other operating expenses by net premiums earned. The “technical ratio” is the sum of the loss and acquisition ratios. The “combined ratio” is the sum of the technical and other operating expense ratios. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the Life segment on the basis of the “allocated underwriting result”, which includes revenues from net premiums earned and allocated net investment income for Life, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Management measures results for the ART segment on the basis of the “underwriting result”, which includes revenues from net premiums earned, other income, net investment income for ART, acquisition costs, other operating expenses and the interest in earnings of equity investment, which represents the Company’s share of Channel Re’s net income.

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables provide a summary of the segment revenues and results for the six-month and three-month periods ended June 30, 2005 and 2004 (in millions of U.S dollars except ratios):

Segment Information

For the six months ended June 30, 2005

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$461	$589	$920	$1,970	$13	$230	$—	$2,213
Net premiums written	$462	$587	$895	$1,944	$13	$222	$—	$2,179
Increase in unearned premiums	(39)	(130)	(215)	(384)	(8)	(11)	—	(403)

Net premiums earned	$423	$457	$680	$1,560	$5	$211	$—	$1,776
Losses and loss expenses and life policy benefits	(304)	(308)	(386)	(998)	—	(162)	—	(1,160)
Acquisition costs	(102)	(113)	(141)	(356)	(1)	(56)	—	(413)

Technical result	$17	$36	$153	$206	$4	$(7)	$—	$203
Other income	n/a	n/a	n/a	—	12	—	—	12
Other operating expenses	n/a	n/a	n/a	(102)	(6)	(11)	(28)	(147)

Underwriting result	n/a	n/a	n/a	$104	$10	$(18)	n/a	$68
Net investment income	n/a	n/a	n/a	n/a	—	25	152	177

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$7	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	93	93
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(15)	(15)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(54)	(54)
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	5	n/a	n/a	5

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$271

Loss ratio (1)	71.9%	67.4%	56.7%	63.9%
Acquisition ratio (2)	24.0	24.8	20.8	22.9

Technical ratio (3)	95.9%	92.2%	77.5%	86.8%

Other operating expense ratio (4)				6.5

Combined ratio (5)				93.3%

(A)	The Company reports its share of the results of Channel Re on a one-quarter lag. The 2005 period includes the Company’s share of Channel Re’s net income in the amount of $4.8 million for the period of October 2004 to March 2005 while the 2004 period includes the Company’s share of Channel Re’s net income in the amount of $0.7 million for the period of February (when Channel Re commenced business) to March 2004.
(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(4)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.
(6)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information

For the six months ended June 30, 2004

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$577	$666	$956	$2,199	$3	$194	$—	$2,396
Net premiums written	$577	$666	$932	$2,175	$2	$187	$—	$2,364
Increase in unearned premiums	(120)	(181)	(206)	(507)	—	(9)	—	(516)

Net premiums earned	$457	$485	$726	$1,668	$2	$178	$—	$1,848
Losses and loss expenses and life policy benefits	(334)	(370)	(346)	(1,050)	—	(140)	—	(1,190)
Acquisition costs	(95)	(124)	(161)	(380)	—	(51)	—	(431)

Technical result	$28	$(9)	$219	$238	$2	$(13)	$—	$227
Other income	n/a	n/a	n/a	—	6	—	—	6
Other operating expenses	n/a	n/a	n/a	(96)	(8)	(12)	(20)	(136)

Underwriting result	n/a	n/a	n/a	$142	$—	$(25)	n/a	$97
Net investment income	n/a	n/a	n/a	n/a	—	21	127	148

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$(4)	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	46	46
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(20)	(20)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	1	1
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(8)	(8)
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	1	n/a	n/a	1

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$265

Loss ratio (1)	73.1%	76.2%	47.7%	63.0%
Acquisition ratio (2)	20.9	25.6	22.1	22.7

Technical ratio (3)	94.0%	101.8%	69.8%	85.7%

Other operating expense ratio (4)				5.8

Combined ratio (5)				91.5%

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information

For the three months ended June 30, 2005

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$150	$156	$345	$651	$7	$109	$—	$767
Net premiums written	$150	$157	$344	$651	$7	$106	$—	$764
Decrease (increase) in unearned premiums	51	58	6	115	(4)	5	—	116

Net premiums earned	$201	$215	$350	$766	$3	$111	$—	$880
Losses and loss expenses and life policy benefits	(142)	(157)	(166)	(465)	—	(81)	—	(546)
Acquisition costs	(48)	(51)	(71)	(170)	—	(33)	—	(203)

Technical result	$11	$7	$113	$131	$3	$(3)	$—	$131
Other loss	n/a	n/a	n/a	—	(1)	—	—	(1)
Other operating expenses	n/a	n/a	n/a	(49)	(4)	(6)	(16)	(75)

Underwriting result	n/a	n/a	n/a	$82	$(2)	$(9)	n/a	$55
Net investment income	n/a	n/a	n/a	n/a	—	13	77	90

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$4	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	56	56
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(33)	(33)
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$160

Loss ratio (1)	70.7%	73.0%	47.5%	60.7%
Acquisition ratio (2)	23.7	23.9	20.4	22.3

Technical ratio (3)	94.4%	96.9%	67.9%	83.0%

Other operating expense ratio (4)				6.4

Combined ratio (5)				89.4%

(A)	The Company reports its share of the results of Channel Re on a one-quarter lag. The 2005 period includes the Company’s share of Channel Re’s net income in the amount of $2.3 million for the period of January to March 2005 while the 2004 period includes the Company’s share of Channel Re’s net income in the amount of $0.7 million for the period of February (when Channel Re commenced business) to March 2004.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information

For the three months ended June 30, 2004

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non- Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$201	$197	$337	$735	$2	$105	$—	$842
Net premiums written	$201	$197	$337	$735	$2	$104	$—	$841
Decrease (increase) in unearned premiums	33	33	45	111	(1)	4	—	114

Net premiums earned	$234	$230	$382	$846	$1	$108	$—	$955
Losses and loss expenses and life policy benefits	(168)	(183)	(183)	(534)	—	(86)	—	(620)
Acquisition costs	(53)	(60)	(87)	(200)	—	(27)	—	(227)

Technical result	$13	$(13)	$112	$112	$1	$(5)	$—	$108
Other income	n/a	n/a	n/a	—	3	—	—	3
Other operating expenses	n/a	n/a	n/a	(48)	(4)	(6)	(10)	(68)

Underwriting result	n/a	n/a	n/a	$64	$—	$(11)	n/a	$43
Net investment income	n/a	n/a	n/a	n/a	—	11	64	75

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$—	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	8	8
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(10)	(10)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	3	3
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	1	n/a	n/a	1

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$120

Loss ratio (1)	71.9%	79.2%	47.8%	63.0%
Acquisition ratio (2)	22.6	26.0	22.8	23.6

Technical ratio (3)	94.5%	105.2%	70.6%	86.6%

Other operating expense ratio (4)				5.6

Combined ratio (5)				92.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect of future events on the Company’s financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments. The following review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere.

(1)	the occurrence of catastrophic events or other reinsured events with a frequency or severity exceeding our expectations;

(2)	a decrease in the level of demand for reinsurance and/or an increase in the supply of reinsurance capacity;

(3)	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

(4)	actual losses and loss expenses exceeding our estimated loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses;

(5)	man-made catastrophic events, acts of terrorism, acts of war or other unanticipated perils;

(6)	concentration risk in dealing with a limited number of brokers;

(7)	developments in and risks associated with global financial markets which could affect our investment portfolio;

(8)	emerging claim and coverage issues;

(9)	exposure to credit risk relating to our reinsurance brokers, cedants and other counterparties;

(10)	exposure of our investment portfolios to interest rate, credit and market risks;

(11)	current legal and regulatory activities relating to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional insurance products;

(12)	availability of borrowings and letters of credit under the Company’s credit facilities;

(13)	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

(14)	losses due to foreign currency exchange rate fluctuations;

(15)	loss of the services of any one of our Executive Committee members;

(16)	changes in the legal or regulatory environments in which we operate, including the passage of federal or state legislation subjecting our non-U.S. operations to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

(17)	actions by rating agencies that might negatively impact the Company’s ability to continue to write existing business or write new business;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(18)	changes in accounting policies and future pronouncements, their application or interpretation; and

(19)	any other factors set forth in the Company’s filings with the SEC.

The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “should,” “forecast,” “evaluate,” “will likely result” or “will continue” or words of similar impact used in the Company’s Item 2 disclosures generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

The Company operates on a global basis providing multi-line reinsurance capacity to insurance companies. The Company writes multiple lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength.

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

The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events, and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a greater degree of risk than the market average, managing its capital across its risk portfolio and over the duration of the cycle, achieving transactional excellence, and utilizing internal financial capabilities to achieve superior returns on capital.

The Company was established in 1993 as a specialty catastrophe reinsurer. Recognizing the limitations and inherent volatility in writing a single line of business, the Company made a strategic shift to diversify its risk portfolio. The Company began pursuing acquisition opportunities, and in 1997 acquired French reinsurer SAFR, and then the following year acquired the reinsurance operations of the Winterthur Group. Through these acquisitions and organic growth, the Company has evolved into a leading multi-line reinsurer. The Company writes business from four principal locations: Bermuda, Greenwich (Connecticut), Zurich and Paris. Risks reinsured include property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, life/annuity and health, and alternative risk transfer solutions. Through its broad product and geographic diversification, its excellent execution capabilities, and its local presence in most major markets, the Company is able to respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world. Today, the Company has more than 900 employees and does business in approximately 140 countries around the world.

The Company writes business through its wholly owned subsidiaries Partner Reinsurance Company Ltd., PartnerRe SA, and Partner Reinsurance Company of the U.S. The Company reports on three operating segments: Non-Life, which comprises its traditional property and casualty business in the U.S. (U.S P&C sub-segment) and the rest of the world (Global (Non-U.S.) P&C sub-segment) and its significant specialty lines business (Worldwide Specialty sub-segment), Life, and Alternative Risk Transfer (ART).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second half of 2003, the Company began to see a flattening in the rate of improvements in the terms and conditions of the most profitable lines and a slower rate of improvement in those lines that had not yet reached their peak in terms of profitability. From the middle of 2003 to the end of 2004, this resulted in a slower growth rate in pricing, although there was good pricing discipline in the industry. During the January 1, April 1 and July 1, 2005 renewals, the Company saw increased competition in the industry, which led to a modest deterioration in prices. Although certain lines, primarily the Life business and the U.S. casualty business, saw modest rate increases or at least price stability, the majority of lines, including property and short-tail specialty lines of business, saw rate decreases. In addition, there were higher net retentions by primary insurance companies, which resulted in reinsurers competing for a shrinking pool of premiums. The Company’s experience during the July 1, 2005 renewals showed that the deterioration in pricing for some short-tailed lines, such as property, specialty property and marine, has accelerated since April 1, 2005. The deterioration in market conditions that the Company has seen, however, has been generally orderly and gradual and has affected Europe to a greater extent than the U.S. where retentions were higher but profitability has held firmer. Management expects the Company’s overall premium volume will be down 5 to 10% during 2005 compared to 2004, with a continuation of this trend into 2006, as the Non-life segment will continue to be under pressure.

A key challenge facing the Company in the coming years will be to manage through the less profitable portion of the reinsurance industry cycle. The Company believes that by closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification of its portfolio, it will optimize returns to shareholders. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management strives for appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and believes that this diversification, in addition to the financial strength of the Company and its strong global franchise, will help to mitigate the decline in underwriting profitability over the next few years.

The Company also generates revenue from its substantial and high quality investment portfolio. The Company follows conservative investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. Liability funds are used to support the Company’s net reinsurance liabilities, defined as the Company’s reinsurance liabilities net of the reinsurance assets, and are matched in size, currency and duration with existing liabilities in the Company’s underwriting portfolio. The Company invests the liability funds in high-quality fixed income securities with the primary objective of preserving liquidity and protecting capital. Capital funds are used to generate shareholder returns and are invested in investment-grade and below-investment-grade fixed income securities and equity instruments.

In addition to revenues generated from its underwriting operations and investment activities, the Company’s profitability is also based upon the level of its losses and loss expenses. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written. The Company’s non-life net reserve position at June 30, 2005 was $5.6 billion. Management believes that it follows conservative investing and reserving policies in pursuit of a strong financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses and Loss Expenses and Life Policy Benefits

Because a significant amount of time can lapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company (“the primary company” or “the cedant”), the subsequent reporting to the reinsurance company (“the reinsurer”) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (“loss reserves”) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (“case reserves”), additional case reserves (“ACR”) and incurred but not reported (“IBNR”) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACR are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACR. Unlike case reserves and ACR, IBNR reserves are generally calculated in the aggregate for each line of business and they cannot usually be identified as reserves for a particular loss or treaty. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses associated with the loss reserves (“ULAE”) and these form part of the Company’s loss adjustment expense reserves. The Company’s Non-life loss reserves for each category and sub-segment are reported in the table later in this section.

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the “reporting tail.” Lines of business for which claims are reported quickly are commonly referred to as “short-tailed” lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as “long-tailed” lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. For both short and long-tailed lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACR from total loss reserves.

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The losses on each treaty for every underwriting year are assigned to a reserving cell. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (“accident year”), or the calendar year for which financial results are reported. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g. reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid loss development methods, incurred loss development methods, paid Borhuetter Ferguson (B-F) methods, incurred B-F methods, loss ratio methods and Bektander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In the case of asbestos and environmental claims, the Company has established reserves for future loss and allocated loss expenses based on the results of an actuarial study, which considered the underlying exposures of the Company’s cedants.

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

In general, the estimates of loss reserves recorded for short-tailed business are subject to less volatility than those for long-tailed lines. Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tailed due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 70% of the net premiums written for this sub-segment, or 15% of the Company’s total net premiums written in the first half-year of 2005. The remaining business within this sub-segment, motor and property, is considered to be short-tailed. Within the Global (Non-U.S.) P&C sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tailed. These two lines represented 28% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 8% of the Company’s total net premiums written in the first half-year of 2005. Management considers the short-tailed lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tailed. The short-tailed lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 62% of the net premiums written in this sub-segment, or 26% of the Company’s total net premiums written in the first half-year of 2005. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 27% of this sub-segment’s first half-year net premiums written, or 11% of the Company’s total net premiums written. Specialty casualty business is considered to be long-tailed and represents 11% of net premiums written in this sub-segment, or 4% of the Company’s total net premiums written in the first half-year of 2005.

In the second quarter of 2005 and 2004, the Company reviewed its estimates for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years.

For the U.S. P&C sub-segment, this primarily affected the property and casualty lines in the second quarter of 2005 and the property and motor lines during the same quarter of 2004. For these three lines of business, the Company received loss information from cedants for prior accident years that included no significant individual losses but a series of attritional losses. Attritional losses or reductions are losses or reductions that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint. Upon consideration of this new information received during 2005 and 2004, the Company revised the loss development assumptions it uses in performing its actuarial analysis and i) decreased its loss ratios for prior accident years in the second quarter of 2005 and this had the effect of decreasing losses by $1 million in the quarter and ii) increased its loss ratios in the second quarter of 2004 and this had the effect of increasing losses by $6 million during that quarter. In particular, the Company revised the historical loss patterns and expected loss ratios that it uses in its actuarial analysis of loss reserves for the affected losses.

For the Global (Non-U.S.) P&C sub-segment, the Company determined, in light of developing data, to decrease in the second quarter of 2005 (increase in the second quarter of 2004) its ultimate loss ratios for prior accident years. This resulted in a decrease in the Company’s losses of $19 million in the second quarter of 2005 for the property line and an increase of $13 million in the second quarter of 2004 for the casualty and motor line, partially offset by a decrease in the property line.

For the Worldwide Specialty sub-segment, the Company determined, in light of developing data, to decrease its expected ultimate loss ratio for prior year losses in each period, which resulted in a decrease in the Company’s losses of $46 million and $49 million during the second quarter of 2005 and 2004, respectively. The decreases related to most lines of business within this sub-segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Prior year favorable (adverse) loss development:
Non-life segment
U.S. P&C	$1	$(6)	$(4)	$(9)
Global (Non-U.S) P&C	19	(13)	47	(17)
Worldwide Specialty	46	49	88	115

Total prior year loss development	$66	$30	$131	$89

The components of the net favorable (adverse) loss development for the three months and six months ended June 30, 2005 and 2004 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

Case reserves are reported to the Company by its cedants, while ACR and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves) and those estimated by the Company (ACR and IBNR) for each Non-life sub-segment and the total net loss reserves recorded as of June 30, 2005 (in millions of U.S. dollars):

	Case reserves	ACR	IBNR	Total gross loss reserves recorded	Retrocession	Total net loss reserves recorded
U.S. P&C	$479	$74	$1,192	$1,745	$(14)	$1,731
Global (Non-U.S.) P&C	1,006	29	1,006	2,041	(48)	1,993
Worldwide Specialty	974	101	908	1,983	(105)	1,878

Total Non-life	$2,459	$204	$3,106	$5,769	$(167)	$5,602

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at June 30, 2005, were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life loss reserves:
U.S. P&C	$1,731	$2,067	$1,294
Global (Non-U.S.) P&C	1,993	2,214	1,639
Worldwide Specialty	1,878	1,943	1,536

It is not appropriate to add together the ranges of each segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current range of estimates. Management believes that the recorded loss reserves represent Management’s best estimate of future liabilities based on information available as of June 30, 2005. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which the need for an adjustment is determined.

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants supplemented by actuarial estimates of mortality, morbidity, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and morbidity claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5% to 5.5%. Actual experience in a particular period may vary from assumed experience and, consequently, may affect the Company’s results in future periods.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s reserve for unpaid losses and loss expenses for asbestos and environmental exposures has not changed significantly since December 31, 2004. (See Note 4 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.)

Results of Operations—for the Six Months Ended June 30, 2005 and 2004

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income per share and annualized return on beginning common shareholders’ equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Net income available to common shareholders is also used in the calculation of the Company’s ROE, which is calculated by dividing net income available to common shareholders by the net book value of the common shareholders’ equity at the beginning of the year. Annualized ROE is obtained by multiplying the ROE calculated for the half-year by two. The net book value of the common shareholders’ equity (book value) is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity.

Net income, preferred dividends, net income available to common shareholders, diluted net income per share and annualized ROE for the six months ended June 30, 2005 and 2004 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Net income	$271	2%	$265
Less: Preferred dividends	17	76	9

Net income available to common shareholders	$254	(1)	$256
Diluted net income per share	$4.56	(3)	$4.71
Annualized return on beginning common shareholders’ equity (ROE)	17.9%		22.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in net income in the first half-year of 2005 resulted from higher net realized investment gains and net investment income during the 2005 period, largely offset by lower underwriting profitability and a higher income tax expense.

Net income available to common shareholders for the first half-year is essentially flat compared to the same period of 2004; however, diluted net income per share is lower than last year’s due to the higher number of common and common share equivalents outstanding at June 30, 2005. ROE decreased in the first half-year of 2005 compared to the same period of 2004 despite the fact that the Company generated a similar level of net income available to common shareholders in both periods. This results because ROE is a ratio of current year net income available to common shareholders to beginning (January 1) book value. The beginning book value grew by 23% during 2004 while net income to common shareholders was flat for the first half-year of 2005.

Preferred dividends increased in 2005 compared to 2004 as the Company issued Series D cumulative preferred shares (“Series D preferred shares”) in the fourth quarter of 2004. In the same quarter, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B cumulative preferred shares (“Series B preferred shares”) that were part of the PEPS units. The increase in preferred dividends in the first half-year of 2005 is largely offset by the decrease in interest expense related to the Series B preferred shares for the same period.

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

The components of net income for the six months ended June 30, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Underwriting result
Non-life	$104	(26)%	$142
ART	10	824	—
Life	(18)	(24)	(25)
Corporate expenses	(28)	40	(20)
Net investment income	177	19	148
Net realized investment gains	93	103	46
Interest expense	(15)	(28)	(20)
Net foreign exchange (losses) gains	(3)	NM	1
Income tax expense	(54)	570	(8)
Interest in earnings of equity investment	5	614	1

Net income	$271	2	$265

NM:	not meaningful

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

The underwriting result for the Non-life segment decreased 26%, from $142 million in 2004 to $104 million in 2005. The decrease in the Non-life underwriting result was principally attributable to a higher level of large or catastrophic losses in the 2005 period and less significantly by a modest decline in profitability for the 2005 underwriting year business (treaties written during the 2005 calendar year). Underwriting results for the Non-life segment include $63 million of losses related to Winterstorm Erwin and $20 million on a single loss in the energy line in Canada in 2005, while the same period in 2004 included a $30 million loss on the explosion of an Algerian gas plant. Both periods included favorable development on prior accident year losses as the Company reduced its estimate of losses for certain lines as the “at risk” period for older underwriting years expired and updated information was received from cedants. Favorable development on prior accident years amounted to $131 million in 2005 and $89 million in 2004. The components of the favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section. Underwriting results for the ART segment increased substantially from breakeven in 2004 to $10 million in 2005. This increase resulted from gains in all lines of business but more particularly on weather business. Underwriting result for the Life segment improved 24%, from a loss of $25 million in 2004 to a loss of $18 million in 2005. The 2004 period included a $5 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. Corporate expenses increased by $8 million compared to 2004 following the addition of staff in corporate departments, higher compliance expenses, as well as the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards on a prospective basis. The latter results in a phase-in period whereby equity-based compensation increases with each new grant until the first grants issued after adoption of the fair value method are vested.

The Company reported net investment income of $177 million in the first half-year of 2005 compared to $148 million in 2004. The increase in investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which totaled $1,244 million since June 30, 2004, as well as the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 2% to the growth in 2005.

Net realized investment gains increased from $46 million in 2004 to $93 million in 2005. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and equity market conditions, and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Interest expense declined in 2005, as distributions on the Series B preferred shares, which amounted to $2.8 million per quarter and were presented as interest expense, ended in the fourth quarter of 2004. In the fourth quarter of 2004, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B preferred shares that were part of the PEPS units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The combined effect of movements in foreign exchange rates and the Company’s hedging activities resulted in modest net foreign exchange gains in 2004 and losses in 2005.

The income tax expense increased from $8 million in 2004 to $54 million in 2005, primarily as a result of a change in the geography (or tax jurisdiction) of pre-tax income. A higher portion of the Company’s pre-tax income was generated in taxable jurisdictions in 2005 compared to 2004.

The Company reports its share of the results of Channel Re on a one-quarter lag on the interest in earnings of equity investment line of its statement of operations. The 2005 period includes the Company’s share of the results of Channel Re’s net income in the amount of $4.8 million for the period of October 2004 to March 2005 while the 2004 period includes net income in the amount of $0.7 million for the period of February 2004 (when Channel Re commenced business) to March 2004.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (“U.S. P&C”), Global (Non-U.S.) Property and Casualty (“Global (Non-U.S.) P&C”) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 7 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part I above).

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average exchange rates for each period. The U.S. dollar has declined in value in the first half-year of 2005 compared to the first half -year of 2004 and this should be considered when making period over period comparisons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. specialty casualty line, which represents approximately 48% of net premiums written in this sub-segment in the first half-year of 2005 and 39% in the same period of 2004. Treaties in this line typically tend to have a higher loss ratio and lower technical result, due to the long development tail of the risks involved. U.S. specialty casualty treaties also typically produce investment income on premiums invested over a longer period, as losses are typically paid later than for other lines. Investment income, however, is not considered in technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Gross premiums written	$461	(20)%	$577
Net premiums written	462	(20)	577
Net premiums earned	$423	(7)	$457
Losses and loss expenses	(304)	(9)	(334)
Acquisition costs	(102)	6	(95)

Technical result(1)	$17	(37)	$28

Loss ratio(2)	71.9%		73.1%
Acquisition ratio(3)	24.0		20.9

Technical ratio(4)	95.9%		94.0%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 21% of total net premiums written in the first half-year of 2005. The decline in gross and net premiums written over 2004 resulted from all lines in this sub-segment, but was most evident in the motor and casualty lines. The Company observed increased competition in the short-tailed motor and property lines, as primary companies retained more risk and reinsurers were competing for a declining amount of business. Although pricing and terms and conditions remained fairly stable for the long-tailed casualty line, the Company’s net premiums written also decreased for this line. Net premiums written for all three lines decreased principally due to the increased risk retention by cedants, cancellation of programs (or non-renewals), timing of renewals, reduced premium estimates from cedants and increased competition among reinsurers. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention by cedants, the terms and conditions remained fairly stable in 2005 and the Company was able to pursue business that met its profitability objectives.

Based on the July 1, 2005 pricing indications and renewal information received from cedants and brokers as well as reduced premium estimates by cedants, gross and net premiums written and net premiums earned are expected to continue to decline in 2005 and 2006 for this sub-segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses and loss expenses

The losses and loss expenses and loss ratio reported in 2005 and 2004 reflected no significant catastrophic or individually significant loss. The loss ratio for the 2005 period did not change significantly compared to the loss ratio for the same period of 2004. The losses and loss expenses decrease in 2005 is primarily due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned. Net adverse loss development on prior accident years amounted to $4 million and $9 million for the first half-year of 2005 and 2004, respectively. The net adverse loss development of $4 million in the first half-year of 2005 included adverse loss development for prior accident years in the casualty line of $17 million, substantially offset by favorable loss development in the shorter-tailed property and motor lines of $13 million. Loss information provided by cedants for prior years during 2005 for all lines in this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the casualty line (decreased for the property and motor lines), which had the net effect of increasing losses for this sub-segment. The net adverse loss development of $9 million in the first half-year of 2004 included adverse loss development for prior accident years in the motor and casualty lines of $31 million, partially offset by favorable loss development in the shorter-tailed property line of $22 million. Included in the favorable development in the property line was a $12 million reduction in the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

Acquisition costs

Acquisition costs and the acquisition ratio increased from 2004 to 2005 as a result of increased competition in all lines in the first half-year of 2005, reductions of acquisition costs in the 2004 period on treaties with experience credits in the form of sliding scale and profit commission adjustments, and a shift from net premiums earned on non-proportional business to proportional business in the 2005 period. Proportional business typically carries a higher acquisition cost ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global (Non-U.S.) P&C

The technical result for the Global (Non-U.S.) P&C sub-segment has fluctuated in the last few years, reflecting varying levels of large loss events and development on prior years’ reserves. The Global (Non-U.S.) P&C sub-segment is composed of long-tail business, in the form of casualty and non-proportional motor business, that represents approximately 28% of net premiums written for the first half-year of 2005 in this sub-segment, and short-tailed business, in the form of property and proportional motor business. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Gross premiums written	$589	(12)%	$666
Net premiums written	587	(12)	666
Net premiums earned	$457	(6)	$485
Losses and loss expenses	(308)	(17)	(370)
Acquisition costs	(113)	(9)	(124)

Technical result	$36	NM	$(9)

Loss ratio	67.4%		76.2%
Acquisition ratio	24.8		25.6

Technical ratio	92.2%		101.8%

NM:	not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 27% of total net premiums written for 2005. Foreign exchange offset the decrease in net premiums written by approximately 6 points for this sub-segment as the U.S. dollar weakened since the first half-year of 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. The decline in gross and net premiums written over 2004 resulted from all lines in this sub-segment, but was most evident in the casualty and motor lines. The decrease in net premiums written for this sub-segment was principally attributable to increased competition as well as increased risk retention from cedants. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention from cedants, the terms and conditions remained acceptable in 2005.

Based on the July 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and net premiums earned are expected to continue to decline in 2005 and 2006 for this sub-segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses and loss expenses

The losses and loss expenses and loss ratio reported in 2005 and 2004 included no catastrophic or individually significant loss for either period. The 2005 underwriting year business (treaties written during the 2005 calendar year) included in the 2005 period reflected a modest decrease in profitability due to increased competition in this sub-segment. The decrease in losses and loss expenses and loss ratio from 2004 to 2005 is principally explained by the net favorable loss development for prior accident years included in the 2005 period. The losses and loss expenses and loss ratio reported in 2005 and 2004 reflected net favorable loss development of $47 million, or 10.2 points on the loss ratio, and net adverse loss development of $17 million, or 3.4 points on the loss ratio, respectively. In the first half-year of 2005, the net favorable loss development of $47 million included favorable loss development of $51 million for prior accident years in the property and casualty lines and adverse loss development of $4 million in the motor line. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for motor) than the Company expected. In the first half-year of 2004, the net adverse loss development of $17 million included adverse loss development of $43 million for prior accident years in the casualty and motor lines, partially offset by favorable loss development of $26 million in the property line. Loss information provided by cedants in the first half-year of 2004 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company increased its expected ultimate loss ratios for the casualty and motor lines (decreased for the property line), which had the net effect of increasing the level of losses for this sub-segment.

Acquisition costs

The acquisition ratio for the 2005 period did not change significantly compared to the acquisition ratio for the same period of 2004. Acquisition costs decreased from 2004 to 2005 due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Worldwide Specialty

The Worldwide Specialty sub-segment continues to be the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to potentially significant catastrophe and other large losses, and thus, profitability in any one year or quarter is not necessarily predictive of future profitability. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Gross premiums written	$920	(4)%	$956
Net premiums written	895	(4)	932
Net premiums earned	$680	(6)	$726
Losses and loss expenses	(386)	11	(346)
Acquisition costs	(141)	(12)	(161)

Technical result	$153	(30)	$219

Loss ratio	56.7%		47.7%
Acquisition ratio	20.8		22.1

Technical ratio	77.5%		69.8%

Premiums

The Worldwide Specialty sub-segment represented 41% of total net premiums written in the first half-year of 2005. Gross and net premiums written decreased by 4% in 2005 compared to the same period in 2004. The weakening of the U.S. dollar in 2005 compared to 2004 offset approximately 4 points of the decrease in net premiums written in this sub-segment. All lines in this sub-segment had a decrease in net premiums written, except for credit/surety and marine, which had an increase, and catastrophe and specialty casualty, which were relatively flat. Throughout 2004, the Company has seen a decline in the pricing for the most profitable lines of business in this sub-segment and a slow but orderly reduction in the rate of price increases for the other lines as a result of increasing competition. In the first half-year of 2005, the Company saw an increase in competition in all lines, increased retentions by cedants, and an acceleration in the rate of decline in pricing in all lines except for certain lines of aviation and agriculture, where price trends are stable, and in certain markets that were affected by the 2004 catastrophic events, such as the Florida hurricanes, where prices have increased. In response to the increased competition prevailing in this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

Based on the July 1, 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and earned are expected to continue to decline in 2005 and 2006 for this sub-segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses and loss expenses

The losses and loss expenses and loss ratio reported in the first half-year of 2005 reflect a) losses related to Winterstorm Erwin in the amount of $61 million or 9.0 points on the loss ratio of this sub-segment; b) one large loss in the energy line in the amount of $20 million, or 2.9 points on the loss ratio of this sub-segment; and c) net favorable loss development on prior accident years in the amount of $88 million, or 13.0 points on the loss ratio of this sub-segment. The net favorable loss development of $88 million included favorable loss development of $97 million for prior accident years in all lines, except for the agriculture, catastrophe and specialty casualty lines that were affected by adverse loss development of $9 million. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for agriculture, catastrophe and specialty casualty) than the Company expected.

The losses and loss expenses and loss ratio reported in 2004 reflected a) one large loss in the amount of $30 million, or 4.1 points on the loss ratio of this sub-segment, related to the explosion of an Algerian gas plant; and b) favorable loss development on prior accident years in the amount of $115 million, or 15.8 points on the loss ratio of this sub-segment. The net favorable loss development of $115 million included favorable loss development for prior accident years of $131 million on all lines, except for marine and specialty casualty, which were affected by adverse loss development of $16 million. Losses reported by cedants during the first half-year of 2004 for the prior accident years were lower than the Company expected (higher for marine and specialty casualty), which led the Company to decrease (increase for marine and specialty casualty) its expected ultimate loss ratio for this sub-segment for prior accident years. The main factors influencing the Company’s lower than expected reported losses were a series of reductions (or increases for marine and specialty casualty) in attritional losses and a lower number of newly reported losses by cedants. Included in the favorable development in the specialty property line was a $21 million reduction in the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

The increase in losses and loss expenses and loss ratio from 2004 to 2005 in this sub-segment is primarily explained by the increase in large catastrophic losses and the lower amount of favorable prior year development in 2005 and is partially offset by the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned.

Acquisition costs

The acquisition ratio for the 2005 period did not change significantly compared to acquisition ratio for the same period of 2004. Acquisition costs decreased from 2004 to 2005 due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ART (Alternative Risk Transfer) Segment

The ART segment, the Company’s newest segment, was reported for the first time as a separate segment in 2004. As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. Accordingly, profitability or growth in any year or quarter is not necessarily predictive of future profitability or growth. The Company expects the ART segment and its results to grow during 2005 and 2006 compared to 2004 as this segment continues to expand. The following table provides the components of the underwriting result for this segment for the six months ended June 30, 2005 and 2004 (in millions of U.S. dollars):

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Gross premiums written	$13	$3
Net premiums written	13	2
Net premiums earned	$5	$2
Losses and loss expenses	—	—
Acquisition costs	(1)	—

Technical result	$4	$2
Other income	12	6

Other operating expenses	(6)	(8)

Underwriting result	$10	$—
Interest in earnings of equity investment	$5	$1

The ART segment had good growth in business and good results during the first half-year of 2005 compared to 2004 despite low interest rates, which tend to reduce the attractiveness of structured risks business for clients, and low credit spreads, which tend to reduce the opportunities in the structured finance business. Although all lines of business were profitable in the first half-year of 2005, the Company’s interest in the earnings of its equity investment in Channel Re and weather products generated the largest contribution to pre-tax profit, with $4.8 million and $4.1 million, respectively. In the first half-year of 2004, the ART segment included the commutation of one large treaty in the structured risk business, which accelerated the recognition of the margin on the treaty. Results in the structured finance line included losses arising due to the marking down of derivative positions related to certain securities whose market value had declined due to wider spreads on underlying securities, while results in the weather line included losses resulting from higher than normal temperatures in Japan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Segment

The following table summarizes the underwriting result for this segment (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Gross premiums written	$230	19%	$194
Net premiums written	222	19	187
Net premiums earned	$211	19	$178
Life policy benefits	(162)	16	(140)
Acquisition costs	(56)	8	(51)

Technical result	$(7)	(46)	$(13)
Other operating expenses	(11)	—	(12)
Net investment income	25	17	21

Allocated underwriting result(1)	$7	NM	$(4)

NM:	not meaningful
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 10% of total net premiums written in the first half-year of 2005. The increases in gross and net premiums written and net premiums earned during 2005 compared to 2004 resulted primarily from three factors. First, the Company signed a few large treaties in the fourth quarter of 2004, which resulted in higher net premiums earned in the first half-year of 2005. Second, the Company experienced further growth in this segment in the first half-year of 2005. Finally, the U.S. dollar has weakened since June 30, 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Foreign exchange accounted for approximately 5 points of growth in net premiums written during the first half-year of 2005. Based on the 2005 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and earned are expected to increase in 2005 and 2006 for this segment.

Life policy benefits and acquisition costs

The increase in life policy benefits and acquisition costs in 2005 compared to the same period in 2004 results primarily from the growth in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned for this segment. Acquisition costs have increased at a slower pace than net premiums earned as the 2004 period included a $5 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. The 2004 charge was due to a prolonged period of low interest rates, which had a negative effect on these treaties and resulted in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions.

Net investment income

The increase in net investment income for this segment for the first half-year of 2005 compared to 2004 is attributable to the growth in the book of business and related invested assets since the second quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the six months ended June 30, 2005 and 2004, was as follows:

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Non-life
Property and Casualty
Property	20%	20%
Casualty	19	21
Motor	9	12
Worldwide Specialty
Agriculture	3	3
Aviation/Space	5	5
Catastrophe	13	12
Credit/Surety	6	5
Engineering/Energy	4	5
Marine	3	2
Special Risk	7	7
ART	1	—
Life	10	8

Total	100%	100%

As discussed elsewhere in this report, net premiums written declined by 8% in the first six months of 2005 as compared to the prior period. Changes in foreign exchange rates offset approximately 4 points in the decrease in net premiums written in the 2005 period and affected the half-year over half-year comparison for all lines. There were modest shifts in the distribution of net premiums written by line and segment. The shifts in distribution reflect the Company’s response to existing market conditions. Distributions of net premiums written may also be affected by the timing of renewals or the shift in treaty structure from proportional to non-proportional basis, as well as other treaty terms. The following specific factors also contributed to the changes in the distribution of net premium written in the 2005 period compared to the same period in 2004:

•	cedants increased retentions and reported lower premium estimates and the Company elected to non-renew certain treaties in the casualty, motor and engineering/energy lines and this resulted in decreases in those three lines;

•	the Company signed a few large Life treaties in the fourth quarter of 2004, which resulted in higher net premiums written in the first half-year of 2005.

Based on July 1, 2005 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates and minimal changes in premium estimates from cedants, the Company expects net premiums written for the Non-life segment, more particularly in the short and medium-tailed lines where competition is the most intense, will continue to decrease and net premiums written for the Life segment will increase in 2005 and 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The distribution of gross premiums written by type of treaty for the six months ended June 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Non-life Segment
Proportional	46%	47%
Non-Proportional	38	38
Facultative	5	7
Life Segment
Proportional	9	7
Non-Proportional	1	1
ART Segment
Proportional	—	—
Non-Proportional	1	—

Total	100%	100%

Based on July 1, 2005 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the distribution of gross premiums written by treaty type in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the six months ended June 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Europe	$1,099	(4)%	$1,142
North America	840	(7)	901
Asia, Australia and New Zealand	180	(24)	237
Latin America, Caribbean and Africa	94	(20)	116

Total	$2,213	(8)	$2,396

The overall decrease in net premiums written resulted from the following factors: i) primary companies retained more risk as opposed to ceding it to a reinsurer, which resulted in higher competition amongst reinsurers for a shrinking amount of business; ii) as prices were declining in a number of short-tailed lines, the Company determined to not to renew certain treaties; and iii) cedants estimated premiums downward on the current and prior underwriting years. The weakening of the U.S. dollar against the euro and other currencies since June 30, 2004 distorted the period over period comparisons.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the six months ended June 30, 2005 and 2004, was as follows:

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Broker	62%	65%
Direct	38%	35%

The modest shift in the distribution of gross premiums by production source since June 30, 2004 reflects a faster decrease in gross premiums written through brokers. The Company’s U.S. P&C sub-segment, which generates business predominantly through brokers, has experienced a faster decrease in gross premiums written than the other Non-life sub-segments, which generate business predominantly through direct relationships with cedants. Based on July 1, 2005 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the production source of gross premiums written during the remainder of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Income

Net investment income for the six months ended June 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Net investment income	$177	19%	$148

Net investment income increased in 2005 compared to 2004 for two principal reasons:

•	the invested asset base has grown significantly since June 30, 2004, as a result of the Company’s positive cash flows from operations of $1,244 million since June 30, 2004;

•	investment income denominated in currencies that have appreciated against the U.S. dollar since June 30, 2004, has been converted into U.S. dollars at a higher average exchange rate. The average rate for euro has increased by 7% against the U.S. dollar since the first half-year of 2004, while the Swiss franc increased by 8%, the British pound by 5%, the Canadian dollar by 8% and the Japanese yen by 3%. The impact of foreign exchange contributed approximately 2 points to the growth in net investment income for the first half-year of 2005 compared to the same period in 2004.

The table below provides net investment income by asset source for the six months ended June 30, 2005 and 2004 (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Fixed maturities	$144	17%	$123
Equities	12	22	10
Short-term investments, trading securities, and cash and cash equivalents	8	127	4
Funds held and other	22	8	20
Investment expenses	(9)	6	(9)

Net investment income	$177	19	$148

Movements in foreign exchange rates since June 30, 2004 contributed 2 points to the growth in net investment income in the first half-year of 2005 and affected the period over period comparisons in the above table.

Net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents has increased compared to 2004 primarily due to the increase in the asset base resulting from the reinvestment of significant cash flows from operations since June 30, 2004.

The investment income on funds held for the first half-year of 2005 and the funds held asset base as at June 30, 2005 did not change significantly compared to the first half-year of 2004 and June 30, 2004, respectively.

Investment expenses, which consist primarily of compensation costs for the Company’s internal investment portfolio managers as well as fees from external custodians, grew at a slower pace than the asset base since June 30, 2004 and did not increase significantly in the first half-year of 2005 compared to the same period of 2004.

Current economic indicators continue to suggest moderate global economic growth led by the U.S. economy. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to rise at a measured pace in the United States during 2005. Management expects that an increase in interest rates combined with the larger asset base at June 30, 2005, as well as expected favorable cash flows from operations during 2005, should continue to contribute to higher net investment income for the Company during 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Realized Investment Gains

Net realized investment gains for the six months ended June 30, 2005 and 2004, were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2005	% Change 2005 over 2004	For the six months ended June 30, 2004
Net realized investment gains	$93	103%	$46

The components of net realized investment gains for the six months ended June 30, 2005 and 2004, were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$95	$42
Other-than-temporary impairments	(4)	(1)
Net realized investment gains on trading securities	4	8
Change in net unrealized investment losses on trading securities	(7)	(6)
Net realized investment gains (losses) on designated hedging activities	2	(3)
Net gains on other invested assets	—	7
Other realized and unrealized investment gains (losses)	3	(1)

Total net realized investment gains	$93	$46

Yields on long-term (5 years or longer) risk-free securities in the U.S. and Europe have decreased since June 30, 2004 and this resulted in an increase in the fair value of the Company’s fixed income portfolio at June 30, 2005 compared to June 30, 2004. When prevailing market interest rates decrease, the market value of the Company’s portfolio increases as the portfolio provides a better yield relative to the market yield and vice versa. During the normal course of its operations the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains during the first half-year of 2005 and 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the balance sheets. There was no impact on total comprehensive income and no change in the total value of shareholders’ equity as a result of the realization of these gains.

Other Income

Other income for the half-years ended June 30, 2005 and 2004 was a gain of $12 million and $6 million, respectively, and primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. Other income for the first half-year of 2005 included gains in every lines while other income for the same period of 2004 included losses arising from the marking down of derivative positions related to certain securities whose market value had declined due to wider spreads on underlying securities and losses resulting from higher than normal temperatures in Japan.

Other Operating Expenses

Other operating expenses for the half-years ended June 30, 2005 and 2004 were $147 million and $136 million, respectively, and were comprised primarily of personnel and infrastructure costs. Operating expenses represented 8.3% and 7.3% of net premiums earned (both life and non-life) in the second half-year of 2005 and 2004, respectively. The overall increase of 9% included 3 points of growth resulting from weaker average exchange rates for the U.S. dollars against the euro, Swiss franc and other currencies since June 30, 2004. The remainder of the increase consisted primarily of corporate expenses and resulted from the addition of staff and higher compliance expenses as well as the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards on a prospective basis. The latter results in a phase-in period whereby equity-based compensation increases with each new grant until the first grant issued after adoption of the fair value method is fully vested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—for the Three Months Ended June 30, 2005 and 2004

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income per share and annualized return on beginning common shareholders’ equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred share dividends. Net income available to common shareholders is also used in the calculation of the Company’s ROE, which is calculated by dividing net income available to common shareholders by the net book value of the common shareholders’ equity at the beginning of the year. Annualized ROE is obtained by multiplying the ROE calculated for the quarter by four. The net book value of the common shareholders’ equity (book value) is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity.

Net income, preferred dividends, net income available to common shareholders, diluted net income per share and annualized ROE for the three months ended June 30, 2005 and 2004 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Net income	$160	33%	$120
Less: Preferred dividends	9	76	5

Net income available to common shareholders	$151	32	$115
Diluted net income per share	$2.72	28	$2.12
Annualized return on beginning common shareholders’ equity (ROE)	21.4%		20.0%

Net income, net income available to common shareholders, diluted net income per share and ROE increased in the second quarter of 2005 compared to the same period in 2004 as a result of a higher underwriting profitability, net realized investment gains and net investment income, partially offset by a higher income tax expense.

Preferred dividends increased in 2005 compared to 2004 as the Company issued Series D preferred shares in the fourth quarter of 2004. In the same quarter, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B preferred shares that were part of the PEPS units. The increase in preferred dividends in the second quarter of 2005 compared to the same quarter in 2004 is largely offset by the decrease in interest expense related to the Series B preferred shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of net income for the three months ended June 30, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Underwriting result
Non-life	$82	24%	$64
ART	(2)	NM	—
Life	(9)	(26)	(11)
Corporate expenses	(16)	55	(10)
Net investment income	90	20	75
Net realized investment gains	56	591	8
Interest expense	(7)	(28)	(10)
Net foreign exchange losses	(3)	NM	—
Income tax (expense) benefit	(33)	NM	3
Interest in earnings of equity investment	2	245	1

Net income	$160	33	$120

NM:	not meaningful

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

The underwriting result for the Non-life segment increased 24%, from $64 million in 2004 to $82 million in 2005. The increase in the Non-life underwriting result was principally attributable to a higher level of favorable development on prior accident years in the 2005 period, partially offset by the decrease in the volume of business earned that resulted in a lower positive contribution to underwriting results during the second quarter of 2005. Underwriting results for the Non-life segment for the second quarter of 2005 and 2004 include $66 million and $30 million, respectively, of favorable development on prior accident years as the Company reduced its estimate of losses for certain lines as the “at risk” period for older underwriting years expired and updated information was received from cedants. The components of the favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section. Underwriting results for the ART segment decreased from breakeven in the second quarter of 2004 to a loss of $2 million in the second quarter of 2005 as a result of losses in weather business. Underwriting result for the Life segment improved 26%, from a loss of $11 million in 2004 to a loss of $9 million in 2005. Corporate expenses increased by $6 million compared to the second quarter of 2004 as a result of the addition of staff in corporate departments, higher compliance expenses as well as the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards on a prospective basis. The latter results in a phase-in period whereby equity-based compensation increases with each new grant until the first grants issued after adoption of the fair value method are vested.

The Company reported net investment income of $90 million in the second quarter of 2005 compared to $75 million in 2004. The increase in investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which totaled $1,244 million since June 30, 2004, as well as the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 3% to the growth in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net realized investment gains increased from $8 million in 2004 to $56 million in 2005. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and equity market conditions, and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s comprehensive income and shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Interest expense declined in 2005, as distributions on the Series B preferred shares, which amounted to $2.8 million per quarter and were presented as interest expense, ended in the fourth quarter of 2004. In the fourth quarter of 2004, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B preferred shares that were part of the PEPS units.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The combined effect of movements in foreign exchange rates and the Company’s hedging activity resulted in modest foreign exchange losses in the second quarter of 2005 and virtually no net foreign exchange gain or loss in the same period of 2004.

The income tax expense increased from a benefit of $3 million in the second quarter of 2004 to an expense of $33 million in 2005, primarily as a result of a change in the geography (or tax jurisdiction) of pre-tax income. A higher portion of the Company’s pre-tax income was generated in taxable jurisdictions in 2005 compared to 2004.

The Company reports its share of the results of Channel Re on a one-quarter lag on the interest in earnings of equity investment line of its statement of operations. The 2005 period includes the Company’s share of the results of Channel Re’s net income in the amount of $2.3 million for the period of January to March 2005 while the 2004 period includes net income in the amount of $0.7 million for the period of February 2004 (when Channel Re commenced business) to March 2004.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (“U.S. P&C”), Global (Non-U.S.) Property and Casualty (“Global (Non-U.S.) P&C”) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 7 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part I above).

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average exchange rates for each period. The U.S. dollar has declined in value since the second quarter of 2004 and this should be considered when making quarter over quarter comparisons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. specialty casualty line, which represents approximately 62% of net premiums written in this sub-segment in the second quarter of 2005 and 53% in the same quarter of 2004. Treaties in this line typically tend to have a higher loss ratio and lower technical result, due to the long development tail of the risks involved. U.S. specialty casualty treaties also typically provide for investment income on premiums invested over a longer period, as losses are typically paid later than for other lines. Investment income, however, is not considered in technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Gross premiums written	$150	(25)%	$201
Net premiums written	150	(25)	201
Net premiums earned	$201	(14)	$234
Losses and loss expenses	(142)	(16)	(168)
Acquisition costs	(48)	(10)	(53)

Technical result(1)	$11	(13)	$13

Loss ratio(2)	70.7%		71.9%
Acquisition ratio(3)	23.7		22.6

Technical ratio(4)	94.4%		94.5%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 20% of total net premiums written in the second quarter of 2005. The decline in gross and net premiums written over 2004 resulted from all lines in this sub-segment, but was most evident in the motor and casualty lines. The Company observed increased competition in the short-tailed motor and property lines, as primary companies retained more risk and reinsurers were competing for a declining amount of business. Although pricing and terms and conditions remained fairly stable for the long-tailed casualty line, the Company’s net premiums written also decreased for this line. The increased risk retention by cedants, cancellation of programs (or non-renewals), timing of renewals and increased competition accounted for approximately half of the decline in net premiums written while reduced premium estimates from cedants accounted for the difference. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention by cedants, the terms and conditions remained fairly stable in 2005 and the Company was able to pursue business that met its profitability objectives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses and loss expenses

The losses and loss expenses and loss ratio reported in 2005 and 2004 reflected no significant catastrophic or individually significant loss. The loss ratio for the 2005 period did not change significantly compared to the loss ratio for the same period of 2004. The losses and loss expenses decreased in 2005 primarily due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned. Losses and loss expenses for the second quarter of 2005 included net favorable loss development on prior accident years of $1 million while the second quarter of 2004 included net adverse development of $6 million. The net favorable loss development of $1 million in the second quarter of 2005 included adverse loss development for prior accident years in the casualty line of $10 million, offset by favorable loss development in the shorter-tailed property and motor lines of $11 million. Loss information provided by cedants for prior years in 2005 for all lines in this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the casualty line (decreased for the property and motor lines), which had the net effect of decreasing the level of losses for this sub-segment. The net adverse loss development of $6 million in the second quarter of 2004 included adverse loss development for prior accident years in the motor and casualty lines of $14 million, partially offset by favorable loss development in the shorter-tailed property lines of $8 million. Included in the favorable development in the property line was a $6 million reduction in the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

Acquisition costs

Acquisition costs decreased from 2004 to 2005 due to the decrease in the Company’s book of business and exposure but acquisition costs decreased at a slower pace than net premiums earned due to increased competition in all lines in the second quarter of 2005, which tends to increase commission expenses. The second quarter of 2004 included reductions in acquisition costs on treaties with experience credits in the form of sliding scale and profit commission adjustments and this also affected comparisons. The acquisition ratio for the 2005 period did not change significantly compared to the acquisition ratio for the same period of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global (Non-U.S.) P&C

The technical result for the Global (Non-U.S.) P&C sub-segment has fluctuated in the last few years, reflecting varying levels of large loss events and development on prior years’ reserves. The Global (Non-U.S.) P&C sub-segment is composed of long-tail business, in the form of casualty and non-proportional motor business, that represents approximately 13% of net premiums written for the second quarter of 2005 in this sub-segment, and short-tailed business, in the form of property and proportional motor business. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Gross premiums written	$156	(21)%	$197
Net premiums written	157	(21)	197
Net premiums earned	$215	(7)	$230
Losses and loss expenses	(157)	(14)	(183)
Acquisition costs	(51)	(14)	(60)

Technical result	$7	NM	$(13)

Loss ratio	73.0%		79.2%
Acquisition ratio	23.9		26.0

Technical ratio	96.9%		105.2%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 20% of total net premiums written for the second quarter of 2005. Foreign exchange offset the decrease in net premiums written by approximately 6 points for this sub-segment as the U.S. dollar weakened since the second quarter of 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. The decline in gross and net premiums written over 2004 resulted from all lines in this sub-segment, but was most evident in the casualty and property lines. The decrease in net premiums written for this sub-segment was principally attributable to increased competition as well as increased risk retention from cedants. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention from cedants, the terms and conditions remained acceptable in 2005.

Losses and loss expenses

The losses and loss expenses and loss ratio reported in the second quarter of 2005 and 2004 included no catastrophic or individually significant loss. The 2005 underwriting year business (treaties written during the 2005 calendar year) included in the 2005 period, reflected a modest decrease in profitability due to increased competition in this sub-segment. The decrease in losses and loss expenses and loss ratio from 2004 to 2005 is principally explained by the net favorable loss development for prior accident years included in the 2005 period. The losses and loss expenses and loss ratio reported in the second quarter of 2005 and 2004 reflected net favorable loss development of $19 million and net adverse loss development of $13 million, respectively. In the second quarter of 2005, the net favorable loss development of $19 million included favorable loss development of $22 million for prior accident years in the property and casualty lines and adverse loss development of $3 million in the motor line. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in the property and casualty lines of business (adverse for motor), as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for motor) than the Company expected. In the second quarter of 2004, the net adverse loss development of $13 million included adverse loss development of $32 million for prior accident years in the casualty and motor lines, partially offset by favorable loss development of $19 million in the property line. Loss information provided by cedants in the second quarter of 2004 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company increased its expected ultimate loss ratios for the casualty and motor lines (decreased for the property line), which had the net effect of increasing the level of losses for this sub-segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition costs

Acquisition costs decreased from 2004 to 2005 due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned. The acquisition ratio decreased at a faster pace than net premiums earned in 2005 as a result of lower sliding scale commissions on the most recent underwriting year business (treaties written during the 2005 calendar year). Sliding scale commissions tend to increase when the loss ratio decreases and vice versa.

Worldwide Specialty

The Worldwide Specialty sub-segment continues to be the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to potentially significant catastrophe and other large losses, and thus, profitability in any one year or quarter is not necessarily predictive of future profitability. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Gross premiums written	$345	2%	$337
Net premiums written	344	2	337
Net premiums earned	$350	(8)	$382
Losses and loss expenses	(166)	(9)	(183)
Acquisition costs	(71)	(18)	(87)

Technical result	$113	—	$112

Loss ratio	47.5%		47.8%
Acquisition ratio	20.4		22.8

Technical ratio	67.9%		70.6%

Premiums

The Worldwide Specialty sub-segment represented 45% of total net premiums written in the second quarter of 2005. Gross and net premiums written increased by 2% in 2005 compared to the same period in 2004. The weakening of the U.S. dollar in 2005 compared to 2004 contributed approximately 3 points to the growth in net premiums written in this sub-segment. Throughout 2004, the Company saw a decline in the pricing for the most profitable lines of business in this sub-segment and a slow but orderly reduction in the rate of price increases for the other lines as a result of increasing competition. In the second quarter of 2005, the Company saw an increase in competition in all lines, increased retentions by cedants, and an acceleration in the rate of decline in pricing in all lines except for certain lines in aviation and agriculture where price trends are stable, and in certain markets that were affected by the 2004 catastrophic events, such as the Florida hurricanes, where prices have increased. All lines in this sub-segment increased except for engineering/energy, credit/surety and aviation as the Company was successful in generating new business to replace cancelled (non-renewed) business. In response to the increased competition prevailing in this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses and loss expenses

The losses and loss expenses and loss ratio reported in the second quarter of 2005 and 2004 included no catastrophic or individually significant loss. The loss ratio for the 2005 period did not change significantly compared to the loss ratio for the same period of 2004. The losses and loss expenses decreased in 2005 primarily due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned. Losses and loss expenses for the second quarter of 2005 and 2004 included net favorable loss development on prior accident years in the amount of $46 million and $49 million, respectively. The net favorable loss development of $46 million included favorable loss development of $53 million in all lines, except for the agriculture line that was affected by adverse loss development of $7 million. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for agriculture) than the Company expected. The net favorable loss development of $49 million recorded in the second quarter of 2004 included net adverse loss development of $6 million in the credit/surety and specialty casualty lines, and favorable loss development of $55 million in all other lines, including a $21 million reduction in the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

Acquisition costs

The acquisition costs decreased in 2005 due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned. The acquisition ratio decreased at a faster pace than net premiums earned in 2005 as a result of lower sliding scale commissions on the most recent underwriting year business (treaties written during the 2005 calendar year). Sliding scale commissions tend to decrease when the loss ratio increases and vice versa.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ART (Alternative Risk Transfer) Segment

The ART segment, the Company’s newest segment, was reported for the first time as a separate segment in 2004. As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the still small size of this segment. Accordingly, profitability or growth in any year or quarter is not necessarily predictive of future profitability or growth. The Company expects the ART segment and its results to grow during 2005 and 2006 compared to 2004 as this segment continues to expand. The following table provides the components of the underwriting result for this segment for the three months ended June 30, 2005 and 2004 (in millions of U.S. dollars):

	For the three months ended June 30, 2005	For the three months ended June 30, 2004
Gross premiums written	$7	$2
Net premiums written	7	2
Net premiums earned	$3	$1
Losses and loss expenses	—	—
Acquisition costs	—	—

Technical result	$3	$1
Other (loss) income	(1)	3

Other operating expenses	(4)	(4)

Underwriting result	$(2)	$—
Interest in earnings of equity investment	$2	$1

The ART segment has continued its expansion during the second quarter of 2005 compared to 2004 despite low interest rates, which tend to reduce the attractiveness of structured risks business for clients, and low credit spreads, which tend to reduce the opportunities in the structured finance business. Except for the weather line, all lines of business were profitable in the second quarter of 2005, and the Company’s interest in the earnings of its equity investment in Channel Re and structured risk products generated the largest contributions to pre-tax profit, with $2.3 million and $1.9 million, respectively. In the second quarter of 2004, the ART segment had positive results due to the commutation of one large treaty in the structured risk business, which accelerated the recognition of the margin on the treaty. Results in the structured finance line included losses arising due to the marking down of derivative positions related to certain securities whose market value had declined due to wider spreads on underlying securities while results in the weather line included losses resulting from higher than normal temperatures in Japan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Segment

The following table summarizes the underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Gross premiums written	$109	4%	$105
Net premiums written	106	3	104
Net premiums earned	$111	3	$108
Life policy benefits	(81)	(6)	(86)
Acquisition costs	(33)	20	(27)

Technical result	$(3)	(55)	$(5)
Other operating expenses	(6)	2	(6)
Net investment income	13	15	11

Allocated underwriting result(1)	$4	NM	$—

NM:	not meaningful
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 14% of total net premiums written in the second quarter of 2005. The increases in gross and net premiums written and net premiums earned during 2005 compared to 2004 resulted primarily from the weakening of the U.S. dollar since June 30, 2004 as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Foreign exchange accounted for 6 points of growth in net premiums written during the second quarter of 2005. The longevity business, which represented 18% of the net premiums written for this segment, included policies written on a single premium basis, where written premiums are recognized at the inception of the treaty. Quarterly comparisons are affected by the timing of writing of this business.

Life policy benefits and acquisition costs

Life policy benefits have decreased and acquisition costs have increased at a faster pace than net premiums earned in the second quarter of 2005, as a result of a change in business mix where certain mortality lines typically carry lower policy benefits and higher acquisition costs.

Net investment income

The increase in net investment income for this segment for the second quarter of 2005 compared to 2004 is attributable to the growth in the book of business since the second quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended June 30, 2005 and 2004, was as follows:

	For the three months ended June 30, 2005	For the three months ended June 30, 2004
Non-life
Property and Casualty
Property	17%	19%
Casualty	16	19
Motor	7	10
Worldwide Specialty
Agriculture	6	5
Aviation/Space	7	7
Catastrophe	11	6
Credit/Surety	8	8
Engineering/Energy	5	8
Marine	3	2
Special Risk	5	4
ART	1	—
Life	14	12

Total	100%	100%

As discussed elsewhere in this report, net premiums written declined by 9% in the second quarter of 2005 as compared to the prior period. Changes in foreign exchange rates offset approximately 4 points in the decrease in net premiums written in the 2005 period and affected the quarter over quarter comparison for all lines. There were modest shifts in the distribution of net premiums written by line and segment. The shifts in distribution reflect the Company’s response to existing market conditions. Distributions of net premiums written may also be affected by the timing of renewals or the shift in treaty structure from proportional to non-proportional basis, as well as other treaty terms. The following specific factors also contributed to the changes in the distribution of net premiums written in the 2005 period compared to the same period in 2004:

•	increased competition amongst reinsurers resulted in a decrease in the short-tailed property line;

•	cedants increased retentions and reported lower premium estimates and the Company elected to non-renew certain treaties in the casualty, motor and engineering/energy lines and this resulted in decreases in those three lines;

•	the increase in the relative percentage in the catastrophe line resulted from two factors. First, the Company had strong April 1 renewals despite strong competition. Next, some treaties that were written in the first quarter in 2004 were renewed in the second quarter in 2005 and this affected the quarter over quarter comparison; and

•	Life premiums written were relatively flat in the second quarter of 2005 compared to 2004 but represented a higher portion of the overall book of business following net decreases in net premiums written in the Non-life segment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The distribution of gross premiums written by type of treaty for the three months ended June 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2005	For the three months ended June 30, 2004
Non-life Segment
Proportional	57%	62%
Non-Proportional	23	19
Facultative	5	7
Life Segment
Proportional	14	12
Non-Proportional	—	—
ART Segment
Proportional	—	—
Non-Proportional	1	—

Total	100%	100%

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended June 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Europe	$338	(14)%	$392
North America	314	(5)	330
Asia, Australia and New Zealand	85	(1)	85
Latin America, Caribbean and Africa	30	(13)	35

Total	$767	(9)	$842

The overall decrease in net premiums written resulted from the following factors: i) primary companies retained more risk as opposed to ceding it to a reinsurer resulting in higher competition amongst reinsurers for a shrinking amount of business; ii) as prices were declining in a number of short-tailed lines, the Company determined to non-renew certain treaties; and iii) cedants estimated premiums downward on the current and prior underwriting years. The weakening of the U.S. dollar against the euro and other currencies since June 30, 2004 distorted the period over period comparisons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the three months ended June 30, 2005 and 2004, was as follows:

	For the three months ended June 30, 2005	For the three months ended June 30, 2004
Broker	58%	62%
Direct	42%	38%

The modest shift in the distribution of gross premiums by production source since June 30, 2004 reflects a faster decrease in gross premiums written through brokers. The Company’s U.S. P&C sub-segment, which generates business predominantly through brokers, has experienced a faster decrease in gross premiums written than the other Non-life sub-segments, which generate business predominantly through direct relationships with cedants.

Investment Income

Net investment income for the three months ended June 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Net investment income	$90	20%	$75

Net investment income increased in 2005 compared to 2004 for two principal reasons:

•	the invested asset base has grown significantly since June 30, 2004, as a result of the Company’s positive cash flows from operations of $1,244 million since June 30, 2004.

•	investment income denominated in currencies that have appreciated against the U.S. dollar since June 30, 2004, has been converted into U.S. dollars at a higher average exchange rate. The comparison of average exchange rates for the second quarter of 2005 and 2004 shows that the euro has increased by 7% against the U.S. dollar since the second quarter of 2004, while the Swiss franc increased by 8%, the British pound by 5%, the Canadian dollar by 9% and the Japanese yen by 3%. The impact of foreign exchange contributed approximately 3 points to the growth in net investment income for the second quarter of 2005 compared to the same period in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below provides net investment income by asset source for the three months ended June 30, 2005 and 2004 (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Fixed maturities	$71	16%	$61
Equities	7	10	6
Short-term investments, trading securities, and cash and cash equivalents	5	238	2
Funds held and other	11	12	10
Investment expenses	(4)	(1)	(4)

Net investment income	$90	20	$75

Movements in foreign exchange rates since June 30, 2004 contributed 3 points to the growth in net investment income in the second quarter of 2005 and affected the quarter over quarter comparisons in the above table.

Net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents has increased compared to 2004 primarily due to the increase in the asset base resulting from the reinvestment of significant cash flows from operations since June 30, 2004.

The investment income on funds held for the second quarter of 2005 and the funds held asset based as at June 30, 2005 did not change significantly compared to the second quarter of 2004 and June 30, 2004, respectively.

Investment expenses, which consist primarily of compensation costs for the Company’s internal investment portfolio managers as well as fees from external custodians, grew at a slower pace than the asset base since June 30, 2004 and did not increase significantly in the second quarter of 2005 compared to the same period of 2004.

Net Realized Investment Gains

Net realized investment gains for the three months ended June 30, 2005 and 2004, were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2005	% Change 2005 over 2004	For the three months ended June 30, 2004
Net realized investment gains	$56	591%	$8

The components of net realized investment gains for the three months ended June 30, 2005 and 2004, were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2005	For the three months ended June 30, 2004
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$51	$7
Other-than-temporary impairments	(4)	—
Net realized investment gains on trading securities	3	2
Change in net unrealized investment losses on trading securities	(2)	(5)
Net realized investment gains (losses) on designated hedging activities	1	(1)
Net gains on other invested assets	—	4
Other realized and unrealized investment gains	7	1

Total net realized investment gains	$56	$8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Yields on long-term (5 years or longer) risk-free securities in the U.S. and Europe have decreased since June 30, 2004 and this resulted in an increase in the fair value of the Company’s fixed income portfolio at June 30, 2005 compared to June 30, 2004. When prevailing market interest rates decrease, the market value of the Company’s portfolio increases as the portfolio provides a better yield relative to the market yield and vice versa. During the normal course of its operations, the Company bought and sold securities to take advantage of market conditions. Since most of the securities in the fixed income portfolio carried unrealized gains during the second quarter of 2005 and 2004, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the balance sheets. There was no impact on total comprehensive income and no change in the total value of shareholders’ equity as a result of the realization of these gains.

Other Income

Other income for the quarters ended June 30, 2005 and 2004 was a loss of $1 million and a gain of $3 million, respectively, and primarily reflected loss or income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. Other income for the second quarter of 2005 included losses on weather business while the second quarter of 2004 included the commutation of one large treaty, which accelerated the recognition of the margin on the treaty.

Other Operating Expenses

Other operating expenses for the quarters ended June 30, 2005 and 2004 were $75 million and $68 million, respectively, and were comprised primarily of personnel and infrastructure costs. Operating expenses represented 8.5% and 7.1% of net premiums earned (both life and non-life) in the second quarter of 2005 and 2004, respectively. The overall increase of 10% included 3 points of growth resulting from weaker average exchange rates for the U.S. dollar against the euro, Swiss franc and other currencies since June 30, 2004. The remainder of the increase consisted primarily of corporate expenses and resulted from the addition of staff and higher compliance expenses as well as the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards on a prospective basis. The latter results in a phase-in period whereby equity-based compensation increases with each new grant until the first grant issued after adoption of the fair value method is fully vested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity and Capital Resources

Investments

Total investments and cash were $8.7 billion at June 30, 2005, compared to $8.4 billion at December 31, 2004. The major factors influencing the net increase in the six-month period ended June 30, 2005 were:

•	net cash provided by operating activities of $602 million;

•	increase in the difference between the market value and the cost of the investment portfolio of $86 million; offset by

•	net repurchase of the Company’s common shares under the Company’s equity plans of $20 million due to the issuance of common shares under the Company’s equity plans of $18 million offset by payments for the repurchase of common shares under the Company’s share repurchase program of $38 million;

•	dividend payments on common and preferred shares totaling $60 million;

•	other factors including primarily the net negative influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars amounted to approximately $309 million.

The Company employs a conservative investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s investment strategy allows, to a very limited extent, for the use of equity short sales, which represent the sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a close to equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute positive returns. The Company’s investment strategy also allows the use of derivative securities such as financial futures contracts, credit default swaps, written covered call options and designated foreign exchange forwards, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways.

From a risk management perspective, the Company divides its invested assets into two categories, liability funds and capital funds, which are comprised of total investments and cash and accrued investment income. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow strict investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital fund assets represent the capital of the Company and are invested to maximize total return, subject to strict risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, below investment-grade bonds, convertible securities, preferred stocks and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable as it helps to achieve broader asset diversification and maximizes the portfolio’s total return over time. Since the Company’s allocation to equities is predicated on a long-term strategic investment in this asset class, the Company has the ability, and fully expects, to withstand the effects of cyclical market value swings of the broader equity markets on its portfolio.

At June 30, 2005, the liability funds totaled $5.4 billion and were comprised of cash and cash equivalents, short-term investments, AAA, AA and A rated fixed income securities. The capital funds, which totaled $3.4 billion, were comprised of investment-grade fixed income securities, below investment-grade bonds, convertible securities and equity securities.

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $355 million), consisting primarily of investments in non-publicly traded companies, non-publicly traded real estate funds, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2005, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 3.9% compared to 3.8% at December 31, 2004, reflecting the interest rate increases during the first six months of 2005. At the same time, the duration of the Company’s investment portfolio shifted from 3.4 years at December 31, 2004 to 3.3 years at June 30, 2005. At June 30, 2005, approximately 92% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 94% at December 31, 2004. The Company’s investment portfolio generated a negative total return of 0.6% for the six-month period ended June 30, 2005, due to the impact of rising interest rates and a stronger U.S. dollar during the first six months of 2005.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications – “available for sale” and “trading” securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2 to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

At June 30, 2005, investments classified as available for sale comprised 98% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets) with 2% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturities, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities, mortgage and asset-backed securities and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in below investment-grade bonds, which are also classified as available for sale.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at June 30, 2005 were as follows (in millions of U.S. dollars):

June 30, 2005	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$661	$9	$(3)	$667
- states or political subdivisions of states of the U.S.	5	—	—	5
- other foreign governments	1,721	68	—	1,789
- corporate	2,728	74	(11)	2,791
- mortgage/asset-backed securities	943	4	(4)	943

Total fixed maturities	6,058	155	(18)	6,195
Short-term investments	162	—	—	162
Equities	963	97	(6)	1,054

Total	$7,183	$252	$(24)	$7,411

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

At June 30, 2005, the Company had gross unrealized losses on its fixed maturities of $18 million, of which $16 million was attributable to investment-grade securities and $2 million was attributable to securities rated below investment-grade.

The Company’s investment security with the largest unrealized loss position at June 30, 2005, for which an other-than-temporary impairment charge has not been taken, was a private equity security with a gross unrealized loss of $1.6 million, representing 1.9% of the cost of the security. The majority of the Company’s total unrealized losses on fixed maturities securities are due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. As of June 30, 2005, Management believes that the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the continuous periods during which the Company has held investment positions that carried an unrealized loss (excluding investments classified as trading securities) at June 30, 2005 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities	$1,356	$(14)	$231	$(4)	$1,587	$(18)
Short-term investments	77	—	—	—	77	—
Equities	218	(5)	52	(1)	270	(6)

Total	$1,651	$(19)	$283	$(5)	$1,934	$(24)

The market value of the investment securities classified as trading was $160 million and $108 million at June 30, 2005 and December 31, 2004, respectively. Included in the total market value of trading securities at June 30, 2005 was $70 million related to convertible fixed income securities and $90 million related to equity securities. For the six months ended June 30, 2005 and 2004, the change in net unrealized investment gains and losses on trading securities resulted in a net loss of $4 million and $6 million, respectively, being recognized in the net realized investment gains and losses in the statements of operations. At June 30, 2005 and December 31, 2004, the net unrealized investment gains on trading securities were approximately $4 million and $6 million, respectively.

Included in net payable for securities purchased at June 30, 2005 was $64 million of equity securities sold but not yet purchased, which represents sales of securities not owned at the time of the sale. The Company had no securities sold but not yet purchased prior to 2005. For the six months ended June 30, 2005, the change in net unrealized investment gains and losses on equity securities sold but not yet purchased resulted in a net loss of $3 million being recognized in the net realized investment gains and losses in the statements of operations.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at June 30, 2005:

% of Total Fixed Income Securities
Rating Category
AAA	62%
AA	4%
A	15%
BBB	11%
Below investment-grade/unrated	8%

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at June 30, 2005, by contractual maturity date is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$593	$594
More than one year through five years	2,518	2,549
More than five years through ten years	1,796	1,863
More than ten years	370	408

Subtotal	5,277	5,414
Mortgage/asset-backed securities	943	943

Total	$6,220	$6,357

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at June 30, 2005, was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$262	$261	$(1)
More than one year through five years	773	763	(10)
More than five years through ten years	212	209	(3)
More than ten years	13	13	—

Subtotal	1,260	1,246	(14)
Mortgage/asset-backed securities	422	418	(4)

Total	$1,682	$1,664	$(18)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the six months ended June 30, 2005 were $4,429 million. Realized investment gains and losses on securities classified as available for sale for the six months ended June 30, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Gross realized gains	$136	$77
Gross realized losses excluding other-than-temporary impairments	(41)	(35)
Other-than-temporary impairments	(4)	(1)

Total net realized investment gains on securities classified as available for sale	$91	$41

Refer to the section titled “Net Realized Investment Gains” above for a reconciliation between net realized investment gains on investments classified as available for sale and net realized investment gains in the statements of operations.

As mentioned above, the Company’s portfolio managers have dual investment objectives of optimizing current income and achieving capital appreciation. To meet these objectives, it is often desirable to sell securities when opportunities for superior expected returns are identified. Accordingly, recognition of realized gains and losses is considered by the Company to be a typical consequence of the ongoing investment management activities.

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $4.4 million and $0.5 million, for the six months ended June 30, 2005 and 2004, respectively. Typically, the Company considers impairment to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the statements of operations, which reduce net income. Temporary losses are recorded as unrealized investment losses, which do not impact net income but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately in net income. See Note 5 to Unaudited Condensed Consolidated Financial Statements in Item I for a discussion of FSP FAS 115-1. The adoption of FSP FAS 115-1 is not expected to have a significant impact on the net income or equity of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funds Held by Reinsured Companies

The Company writes certain business on a funds held basis. As of June 30, 2005 and December 31, 2004, the Company recorded $1,039 million and $1,100 million, respectively, of funds held assets on its balance sheets, representing 8% and 9%, respectively, of the Company’s total assets. Under such contractual arrangements, the reinsured retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the reinsured with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due.

Approximately 61% of the funds held assets at June 30, 2005 earn investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at June 30, 2005, ranged from 1.5% to 6.0%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is exposed only to the credit risk of the reinsured.

With respect to the remainder of the funds held assets at June 30, 2005, the Company receives an investment return based upon either the results of a pool of assets held by the reinsured, or the investment return earned by the reinsured on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the reinsured for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the reinsured; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the reinsured and the Company as part of the reinsurance agreement or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

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

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At June 30, 2005, the cumulative value of such embedded derivatives was determined to be approximately $11 million, which is offset by an equivalent adjustment to deferred acquisition costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unpaid Losses and Loss Expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At June 30, 2005 and December 31, 2004, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $5,769 million and $5,767 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $5,602 million and $5,614 million, respectively. During the first six months of 2005, the Company incurred net non-life losses and loss expenses of $998 million and paid net non-life losses and loss expenses of $712 million. Additionally, the stronger U.S. dollar against most European currencies during the first six months of 2005 resulted in a reduction of the non-life reserves for unpaid losses and loss expenses of $298 million. The non-life ratio of paid losses to net premiums earned was 54% and 45% for the three months and six months ended June 30, 2005 while the non-life ratio of paid losses to incurred losses was 90% and 71% for the three months and six months ended June 30, 2005. The higher non-life ratio of paid losses to incurred losses in the second quarter resulted from payments on the 2004 catastrophe losses such as the Florida hurricanes. Policy benefits for life and annuity contracts were $1,216 million and $1,277 million at June 30, 2005 and December 31, 2004, respectively. The decrease in the life reserves for the first six months of 2005 was principally due to the strengthening of the U.S. dollar against most European currencies which resulted in a reduction of policy benefits for life and annuity contracts of approximately $83 million.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Management believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2005.

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

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2004 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at June 30, 2005 have not changed significantly since December 31, 2004.

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

Included in the total credit facilities available to the Company at June 30, 2005, is a $700 million three year syndicated, unsecured credit facility.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

iii.	a minimum consolidated tangible net worth of $1,825 million plus 50% of cumulative net income since January 1, 2004 through the end of the most recently ended fiscal year. For the purposes of this covenant, consolidated tangible net worth includes trust preferred and mandatorily redeemable preferred securities and excludes goodwill. Minimum tangible net worth required at June 30, 2005 was $2,071 million.

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

The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At June 30, 2005, the Company was not in breach of any of the covenants under its facilities. Its total debt to total capitalization ratio was 5.6% and its consolidated tangible net worth (as defined under the terms of these facilities) was $3,252 million.

Shareholders’ Equity and Capital Management

Shareholders’ equity at June 30, 2005, was $3.5 billion compared to $3.4 billion at December 31, 2004. The major factors contributing to the net increase in shareholders’ equity in the six-month period ended June 30, 2005 were:

•	net income of $271 million; offset by

•	an $8 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity resulting from both changes in fair value due to the increase in interest rates as well as the strengthening of the U.S. dollar;

•	a net decrease in common shares and additional paid-in capital of $13 million, due to the issuance of common shares under the Company’s equity plan of $25 million offset by the repurchase of common shares of $38 million under the Company’s share repurchase program;

•	dividends declared on both the Company’s common and preferred shares of $59 million; and

•	a $61 million negative effect of the currency translation adjustment resulting from the translation of PartnerRe SA’s financial statements into the U.S. dollar.

The Company continuously evaluates the capital needed to support its operations. In May 2004, the Company’s Board of Directors approved the repurchase by the Company up to an aggregate of 5 million common shares pursuant to the program. In April 2005, the Company announced the final settlement of its accelerated share repurchase agreement for the repurchase of 2 million of its common shares in December 2004. In May 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million shares remaining under the prior authorization announced by the Company in May 2004 for a total up to 5 million common shares. Since the announcement of the repurchase program in May 2004, the Company has repurchased a total of 3.6 million of its common shares. As of June 30, 2005, the Company has approximately 4.9 million common shares remaining under its current share repurchase authorization of 5 million common shares. As part of its long-term strategy, the Company will continue to manage capital for the benefit of the shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the capital structure of the Company at June 30, 2005 and December 31, 2004 (in millions of U.S. dollars):

	June 30, 2005		December 31, 2004
Capital Structure:
Long-term debt	$220	6%	$220	6%
Trust preferred securities (1)	200	5	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	7	290	8
6.5% Series D cumulative preferred shares, aggregate liquidation	230	6	230	6
Common shareholders’ equity	2,962	76	2,832	75

Total Capital	$3,902	100%	$3,772	100%

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its balance sheets.

In 2004, the Company issued $230 million of 6.5% Series D cumulative preferred shares (“Series D preferred shares”). A portion of the net proceeds from the sale was used to repurchase common shares under the accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. Dividends on the Series D preferred shares are payable quarterly and are cumulative. The Series D preferred shares have no stated maturity and are redeemable at the option of the Company at any time after November 15, 2009.

In 2003, the Company issued $290 million of 6.75% Series C cumulative preferred shares (“Series C preferred shares”). Proceeds of $250 million from this issuance were used to redeem the Company’s 8.0% Series A cumulative redeemable preferred shares, while the remaining proceeds were used for general corporate purposes. Dividends on the Series C preferred shares are payable quarterly and are cumulative. The Series C preferred shares have no stated maturity and are redeemable at the option of the Company at any time after May 8, 2008.

In addition, the Company has $200 million of capital in the form of trust preferred securities, which have a 30-year maturity with an option to extend to 49 years. The trust preferred securities were issued out of a subsidiary of the Company’s U.S. operations that does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company reflects the intercompany debt of $206 million associated with the issuance of these securities on its balance sheets. For purposes of discussion, the Company refers to both the trust preferred securities and the related debt as the trust preferred securities.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flow to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash flows from operations for the six months ended June 30, 2005 decreased to $602 million from $622 million in the same period in 2004. This decrease in cash flows is primarily attributable to a higher paid-to-incurred ratio in the first six months of 2005 compared to the same period in 2004 relating to claims payments on 2004 losses offset by an increase in net investment income of 19% for the first half-year of 2005 compared to the corresponding 2004 period. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past year.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries. The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. In addition, the Company also has cash outflows for the repurchase of its common shares under the share repurchase program. Corporate expenses were $28 million, common dividends paid were $42 million in the form of quarterly dividends of $0.38 per common share and preferred dividends paid were $17 million for the first half-year of 2005. Assuming constant number of shares and dividend rate in 2005, the Company would pay a total of approximately $83 million in dividends for common shareholders and approximately $35 million in dividends for preferred shareholders in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company relies primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from these subsidiaries to be the principal source of its funds to pay expenses and dividends. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. that has a negative statutory earned surplus and may not pay cash dividends without prior regulatory approval.

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. PartnerRe U.S. Holdings and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred securities outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe U.S. Holdings and its subsidiaries have paid interest of $15 million on the long-term debt and the trust preferred securities during the first half-year of 2005. The Company expects to pay a total of approximately $29 million of interest on the long-term debt and on the trust preferred securities in 2005.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of the loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects that positive cash flows from operating activities will be sufficient to cover claims payments through 2005 and 2006, absent an unusual catastrophic event. In the event that paid losses accelerate beyond the ability to fund such payments from the operating cash flows, the Company would need to liquidate a portion of its investment portfolio or arrange for financing.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s syndicated unsecured credit facility. As of June 30, 2005, there were no borrowings under this line of credit.

Financial strength ratings represent the opinions of the rating agencies on the Company’s capacity to meet its obligations. Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect the Company’s ability to write business. The following are the Company’s claims paying and financial strength ratings at June 30, 2005:

Standard & Poor’s	AA-
Moody’s	Aa3
A.M. Best	A+
Fitch	AA

In the event of a downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating.

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary defaults, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At June 30, 2005, the Company was in compliance with all required covenants, and no conditions of default related to any of the Company’s debt or capital securities existed.

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

The value of the U.S. dollar strengthened approximately 12% against the euro, 12% against the Swiss franc, 7% against the Japanese yen, 6% against the British pound and 2% against the Canadian dollar in the first six months of 2005. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in euro, Swiss franc, Japanese yen, British pound and Canadian dollar in the first six months of 2005.

Net foreign exchange losses amounted to $2 million for the six months ended June 30, 2005 compared to a gain of $1 million for the corresponding period in 2004. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement, (iii) the impact of the Company’s foreign currency hedging strategy and (iv) the classification in the Company’s statements of operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

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

Recent Accounting Pronouncements

See Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this document.

Recent Development

At the end of 2004, the Company incorporated three subsidiaries, including an insurance and a reinsurance company, in Ireland. During the first quarter of 2005, the insurance and reinsurance subsidiaries have received licenses to conduct insurance and reinsurance operations, respectively, and began operations in the second quarter of 2005. The Company expects the volume of business written by the Irish companies will not have a significant impact on its overall results or any individual segment results in 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (“liability funds”) and those assets that represent shareholder capital (“capital funds”). At June 30, 2005, liability funds represented 62% (or $5.4 billion) of the Company’s total invested assets. Liability funds are invested in a way that matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. As the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At June 30, 2005, capital funds represented 38% (or $3.4 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile such as common stock, convertible and high-yield bonds, private equity investments and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all investment derivative transactions. (See Note 2(k) to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for additional information concerning derivatives.)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005, the Company held approximately $943 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At June 30, 2005, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $245 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage/asset-backed securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the negative or positive effect on invested assets as an economic matter, although the offset would not be reflected on the Company’s balance sheets.

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

Interest rate movements also affect the economic value of the Company’s outstanding fixed-rate debt obligation and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the balance sheet. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities at June 30, 2005, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$220	$231
Trust preferred securities (1)	200	208
Series C cumulative preferred shares	290	296
Series D cumulative preferred shares	230	230

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a second strategy, the Company maintains capital funds primarily in U.S. dollar investments. An additional factor mitigating the Company’s foreign currency risk is the ongoing nature of its reinsurance operations. Cash receipts in foreign currencies from premiums can be used to pay claims and expenses incurred in the same currency.

At June 30, 2005, approximately 68% of the Company’s total investments were in U.S. dollar denominated instruments and 32% were non–U.S. dollar denominated investments, while the Company’s unpaid losses and loss expenses were approximately 49% denominated in U.S. dollar and 51% were non–U.S. dollar reserves.

The table below summarizes the Company’s gross and net exposure on its June 30, 2005 balance sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$1,920	$315	$410	$22	$31	$111	$2,809
Other net liabilities	(1,648)	(236)	(365)	(57)	(31)	(423)	(2,760)

Total foreign currency risk	272	79	45	(35)	—	(312)	49
Total derivative amount	(2)	(51)	40	40	(1)	259	285

Net foreign currency exposure	$270	$28	$85	$5	$(1)	$(53)	$334

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s balance sheet.

The above numbers include the Company’s investment in PartnerRe SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar, both of which the Company does not hedge, partially offset by net short exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $33 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At June 30, 2005, approximately 62% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) and 81% was rated A- or better. At June 30, 2005, 8% of the Company’s fixed income portfolio was rated below investment-grade. These percentages were comparable to December 31, 2004. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on fixed income investments to an acceptable level. To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other as opposed to the nominal amount of the contracts. At June 30, 2005, the Company’s absolute nominal value of foreign exchange forward contracts was $1,109 million while the net value of those contracts was $5 million. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the credit risk of the reinsured in the event of insolvency or the reinsured’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the reinsured for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the reinsured or the investment return earned by the reinsured on its investment portfolio are also exposed to credit risk. The Company is exposed to a limited extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns. While the Company is also exposed to the creditworthiness of the reinsured, the risk of loss to the Company is somewhat mitigated, as the Company generally has the ability to offset a shortfall in the funds held assets with amounts owed to the reinsured.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses.

Reinsurance balances receivable from the Company’s clients at June 30, 2005, were $1,577 million. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of the reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made, as necessary, for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $186 million and the amount of the allowance provided for uncollectible reinsurance recoverable was $14 million at June 30, 2005.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale ($1,054 million at June 30, 2005). The Company also holds marketable equity securities classified as trading securities ($90 million at June 30, 2005). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased ($64 million at June 30, 2005), which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk, which is defined as the potential for loss in market value due to the increase in equity prices. The Company reviews this class of assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investment in equities relative to the total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.73. Beta measures the response of an individual’s stock performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 7.3% increase or decrease in the market value of the Company’s equity portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There have been no changes in the Company’s internal control over the financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of June 30, 2005, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

Subpoenas

The Company has received subpoenas from the office of the New York Attorney General (NYAG) and the SEC that seek information relating to the Company’s investment in Channel Re and from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, Partner Reinsurance Company of the U.S, has received a subpoena from the Florida Office of Insurance Regulation requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company is cooperating with these requests for information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program
04/01/2005-04/30/2005	138,000	$57.56	138,000	1,948,200
05/01/2005-05/31/2005	498,900	$58.90	498,900	4,898,600
06/01/2005-06/30/2005	—	—	—	4,898,600

Total	636,900	$58.61	636,900

(1)	The Company repurchased an aggregate of 636,900 of its common shares in the open market during the second quarter of 2005 pursuant to its repurchase program. In April 2005, Deutsche Bank AG completed the purchase of 2 million of the Company’s common shares in the open market under the accelerated share repurchase agreement that the Company announced in December 2004. The completion of the transaction resulted in a final price adjustment of $1 million to the price paid by the Company to Deutsche Bank AG in December 2004.
(2)	On May 10, 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million shares remaining under the prior authorization announced by the Company in May 2004 for a total up to 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual General Meeting of shareholders of the Company was held on May 10, 2005. The shareholders re-elected the existing Class III Directors, Judith Hanratty, Rémy Sautter, Patrick Thiele and Jürgen Zech to hold office until the Annual General Meeting of shareholders in the year 2008 or until their successors are elected or appointed.

The number of votes cast For and Withheld for each of the above is set forth below:

	For	Withheld
Judith Hanratty	44,608,250	889,232
Rémy Sautter	44,447,528	1,049,954
Patrick Thiele	45,234,023	263,459
Jürgen Zech	44,543,740	953,742

The term of office of the Company’s Class I Directors (Robert Baylis, Kevin Twomey and Jan H. Holsboer), and its Class II Directors (Jean-Paul Montupet, John A. Rollwagen and Vito H. Baumgartner), continue until the Company’s 2006 and 2007 Annual General Meetings, respectively.

The shareholders voted in favor of approving the PartnerRe Ltd. 2005 Employee Equity Plan (“2005 Plan”) and the reservation of 1,000,000 additional common shares for issuance under the 2005 Plan by a vote of 32,988,959 For, 5,400,745 Against, 23,776 Abstaining and 7,084,002 no vote.

The shareholders voted in favor of increasing the authorized share capital of the Company from US $150,000,000 to US $200,000,000 by the creation of 50,000,000 undesignated shares, par value US $1.00 per share by a vote of 37,919,478 For, 457,024 Against, 36,978 Abstaining and 7,084,002 no vote.

The shareholders also re-appointed Deloitte & Touche to serve as the Company’s auditor until the 2006 Annual General Meeting of shareholders by a vote of 45,331,870 For, 113,405 Against and 52,207 Abstaining.

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

Date: August 9, 2005

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: August 9, 2005

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