Form 10-Q
period 2005-09-30
PARTNERRE LTD
filed 2005-11-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER: I-14536

PartnerRe Ltd.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Bermuda	Not Applicable
(State of Incorporation)	(I.R.S. Employer Identification No.)

96 Pitts Bay Road, Pembroke, Bermuda, HM08

(Address of principal executive offices)(Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of November 4, 2005 was 56,509,900.

PartnerRe Ltd.

Part I — Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004 and of shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche

Hamilton, Bermuda

October 25, 2005

PartnerRe Ltd.

Unaudited Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	September 30, 2005	December 31, 2004
Assets
Investments and cash:
Fixed maturities, available for sale, at fair value (amortized cost: 2005, $6,612,825; 2004, $6,611,683)	$6,662,289	$6,723,580
Short-term investments, available for sale, at fair value (amortized cost: 2005, $240,223; 2004, $28,691)	239,966	28,694
Equities, available for sale, at fair value (cost: 2005, $1,086,713; 2004, $887,006)	1,204,579	1,010,777
Trading securities, at fair value (cost: 2005, $213,328; 2004, $102,371)	219,754	108,402
Cash and cash equivalents, at fair value, which approximates amortized cost	528,224	436,003
Other invested assets	102,907	90,268

Total investments and cash	8,957,719	8,397,724
Accrued investment income	128,346	151,871
Reinsurance balances receivable	1,521,273	1,356,771
Reinsurance recoverable on paid and unpaid losses	205,519	180,710
Funds held by reinsured companies	990,650	1,100,107
Deferred acquisition costs	459,105	409,332
Deposit assets	297,737	299,408
Net tax assets	75,582	81,235
Goodwill	429,519	429,519
Other	97,340	104,564

Total assets	$13,162,790	$12,511,241

Liabilities
Unpaid losses and loss expenses	$6,452,432	$5,766,629
Policy benefits for life and annuity contracts	1,237,066	1,277,101
Unearned premiums	1,389,864	1,194,778
Funds held under reinsurance treaties	18,412	21,875
Deposit liabilities	341,524	344,202
Long-term debt	220,000	220,000
Net payable for securities purchased	90,543	1,580
Accounts payable, accrued expenses and other	121,890	127,026
Debt related to trust preferred securities	206,186	206,186

Total liabilities	10,077,917	9,159,377

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2005, 54,054,247; 2004, 54,854,398)	54,054	54,854
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 11,600,000; aggregate liquidation preference: 2005 and 2004, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 9,200,000; aggregate liquidation preference: 2005 and 2004, $230,000,000)	9,200	9,200
Additional paid-in capital	1,241,883	1,288,292
Deferred compensation	(130)	(199)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax amounting to: 2005, $34,269; 2004, $40,429)	132,349	194,575
Currency translation adjustment	20,453	72,510
Retained earnings	1,615,464	1,721,032

Total shareholders’ equity	3,084,873	3,351,864

Total liabilities and shareholders’ equity	$13,162,790	$12,511,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Revenues
Gross premiums written	$780,468	$805,410	$2,993,861	$3,200,966

Net premiums written	$770,808	$805,252	$2,949,533	$3,169,674
Decrease (increase) in unearned premiums	144,679	138,533	(257,375)	(378,266)

Net premiums earned	915,487	943,785	2,692,158	2,791,408
Net investment income	93,325	69,648	270,402	218,036
Net realized investment gains	56,009	32,838	148,979	78,693
Other income	8,638	6,822	20,457	13,188

Total revenues	1,073,459	1,053,093	3,131,996	3,101,325

Expenses
Losses and loss expenses and life policy benefits	1,111,285	660,948	2,271,321	1,850,475
Acquisition costs	219,428	242,608	632,779	673,756
Other operating expenses	63,740	68,093	210,930	203,539
Interest expense	7,399	10,204	22,089	30,540
Net foreign exchange losses (gains)	1,478	(766)	3,921	(1,905)

Total expenses	1,403,330	981,087	3,141,040	2,756,405

(Loss) income before taxes and interest in earnings of equity investment	(329,871)	72,006	(9,044)	344,920
Income tax (benefit) expense	(39,141)	(8,323)	15,149	(218)
Interest in earnings of equity investment	1,982	2,876	6,769	3,546

Net (loss) income	(288,748)	83,205	(17,424)	348,684
Preferred dividends	8,631	4,894	25,894	14,681

Net (loss) income available to common shareholders	$(297,379)	$78,311	$(43,318)	$334,003

Comprehensive (loss) income, net of tax
Net (loss) income	$(288,748)	$83,205	$(17,424)	$348,684
Change in net unrealized gains on investments	(53,909)	58,218	(62,226)	(22,244)
Change in currency translation adjustment	8,685	16,589	(52,057)	4,022

Comprehensive (loss) income	$(333,972)	$158,012	$(131,707)	$330,462

Per share data
Net (loss) income per common share:
Basic net (loss) income	$(5.48)	$1.47	$(0.79)	$6.23
Diluted net (loss) income	$(5.48)	$1.46	$(0.79)	$6.17
Weighted average number of common shares outstanding	54,278.9	53,311.2	54,673.2	53,633.0
Weighted average number of common and common share equivalents outstanding	54,278.9	53,721.7	54,673.2	54,148.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2004	$54,854	$20,800	$1,288,292	$(199)	$194,575	$72,510	$1,721,032	$3,351,864
Issue of common shares	442	—	28,912	—	—	—	—	29,354
Repurchase of common shares	(1,242)	—	(75,321)	—	—	—	—	(76,563)
Amortization of deferred compensation	—	—	—	69	—	—	—	69
Net unrealized losses on investments	—	—	—	—	(62,226)	—	—	(62,226)
Currency translation adjustment	—	—	—	—	—	(52,057)	—	(52,057)
Net loss	—	—	—	—	—	—	(17,424)	(17,424)
Dividends on common shares	—	—	—	—	—	—	(62,250)	(62,250)
Dividends on preferred shares	—	—	—	—	—	—	(25,894)	(25,894)

Balance at September 30, 2005	$54,054	$20,800	$1,241,883	$(130)	$132,349	$20,453	$1,615,464	$3,084,873

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2003	$53,742	$11,600	$1,023,167	$(125)	$166,492	$16,657	$1,322,859	$2,594,392
Issue of common shares	167	—	14,711	—	—	—	—	14,878
Repurchase of common shares	(875)	—	(45,322)	—	—	—	—	(46,197)
Adjustment on purchase contracts for common shares	—	—	(3,585)	—	—	—	—	(3,585)
Issues of restricted common shares	5	—	271	(276)	—	—	—	—
Amortization of deferred compensation	—	—	—	156	—	—	—	156
Net unrealized losses on investments	—	—	—	—	(22,244)	—	—	(22,244)
Currency translation adjustment	—	—	—	—	—	4,022	—	4,022
Net income	—	—	—	—	—	—	348,684	348,684
Dividends on common shares	—	—	—	—	—	—	(54,649)	(54,649)
Dividends on preferred shares	—	—	—	—	—	—	(14,681)	(14,681)

Balance at September 30, 2004	$53,039	$11,600	$989,242	$(245)	$144,248	$20,679	$1,602,213	$2,820,776

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Cash Flows from Operating Activities
Net (loss) income	$(17,424)	$348,684
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	33,741	30,768
Net realized investment gains	(148,979)	(78,693)
Changes in:
Unearned premiums	257,375	378,266
Reinsurance balances receivable	(262,140)	(310,509)
Unpaid losses and loss expenses and life policy benefits	1,045,448	637,655
Net tax assets	6,081	(8,094)
Other changes in assets and liabilities	(43,105)	(9,968)
Net (purchases) sales of trading securities	(4,485)	13,500
Other items, net	3,804	(3,677)

Net cash provided by operating activities	870,316	997,932

Cash Flows from Investing Activities
Sales of fixed maturities	3,768,824	5,122,444
Redemptions of fixed maturities	559,095	433,848
Purchases of fixed maturities	(4,619,565)	(5,346,207)
Net (purchases) sales of short-term investments	(222,246)	29,037
Sales of equities	2,790,691	329,120
Purchases of equities	(2,892,403)	(379,000)
Other, net	(7,895)	(31,521)

Net cash (used in) provided by investing activities	(623,499)	157,721

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(88,809)	(69,330)
Net repurchase of common shares	(57,835)	(39,156)
Adjustment on purchase contract for common shares	—	(3,585)

Net cash used in financing activities	(146,644)	(112,071)

Effect of foreign exchange rate changes on cash	(7,952)	(1,239)

Increase in cash and cash equivalents	92,221	1,042,343
Cash and cash equivalents – beginning of period	436,003	558,692

Cash and cash equivalents – end of period	$528,224	$1,601,035

Supplemental Cash Flow Information:
Net taxes paid	$(9,247)	$(14,497)
Interest paid	$(18,679)	$(27,129)

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the nine-month period ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

3. Stock Options

The following table illustrates the net effect on net income or loss available to common shareholders and net income or loss per share as if the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, had been applied retroactively to all outstanding equity-based compensation for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands of U.S. dollars, except per share data):

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Net (loss) income available to common shareholders:
As reported	$(297,379)	$78,311	$(43,318)	$334,003
Add: Stock-related compensation expense included in net income as reported	2,554	2,004	7,044	5,499
Less: Total stock-related compensation expense determined under fair-value method for all grants	3,136	3,575	9,653	10,235

Pro forma	$(297,961)	$76,740	$(45,927)	$329,267

Net (loss) income per common share:
Basic
As reported	$(5.48)	$1.47	$(0.79)	$6.23
Pro forma	$(5.49)	$1.44	$(0.84)	$6.14
Diluted
As reported	$(5.48)	$1.46	$(0.79)	$6.17
Pro forma	$(5.49)	$1.43	$(0.84)	$6.08
Weighted average assumptions used:
Risk-free interest rate	4.3%	3.4%	4.1%	3.7%
Expected life	7 years	7 years	7 years	7 years
Expected volatility	25%	25%	25%	25%
Dividend yield	2%	2%	2%	2%

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

5. Computation of Net Income per Common and Common Equivalent Share

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Basic net (loss) income per ordinary share:
Net (loss) income	$(288,748)	$83,205	$(17,424)	$348,684
Less: preferred dividends	8,631	4,894	25,894	14,681

Net (loss) income available to common shareholders	$(297,379)	$78,311	$(43,318)	$334,003

Weighted average number of common shares outstanding	54,278.9	53,311.2	54,673.2	53,633.0
Basic net (loss) income per share	$(5.48)	$1.47	$(0.79)	$6.23

Diluted net (loss) income per ordinary share:
Net (loss) income	$(288,748)	$83,205	$(17,424)	$348,684
Less: preferred dividends	8,631	4,894	25,894	14,681

Net (loss) income available to common shareholders	$(297,379)	$78,311	$(43,318)	$334,003

Weighted average number of common shares outstanding - basic	54,278.9	53,311.2	54,673.2	53,633.0
Stock options and other (1)		410.5		515.8

Weighted average number of common shares outstanding - diluted		53,721.7		54,148.8
Diluted net income per share		$1.46		$6.17

(1)	Diluted net loss per share has not been shown for the 2005 periods because the effect of dilutive securities would have been anti-dilutive. Dilutive securities, under the form of options and others, that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share because to do so would have been antidilutive. The weighted average number of common and common equivalent shares outstanding for the three-month and nine-month periods would have amounted to 55,175.6 thousand shares and 55,566.0 thousand shares, respectively, if these securities had been included.

6. Credit Agreements

On September 30, 2005, the Company amended and restated its unsecured credit facility. This facility was executed on substantially the same terms and conditions as the original facility of June 2004, with the exception that the tenor of the facility was extended to September 30, 2010.

7. Legal Proceedings

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

8. Recent Accounting Pronouncements

FSP FAS 115-1

At its June 29, 2005 meeting, the FASB directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1,” as final. The final FSP supersedes EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10–18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. At its September 14, 2005 meeting, the FASB decided that FSP FAS 115-1 would be applied prospectively and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a significant impact on the net income or equity of the Company.

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

9. Subsequent Events

Hurricane Wilma

Hurricane Wilma hit Mexico and south Florida on October 23 and 24 and is expected to cause a sizeable loss to the insurance industry. The Company expects it will incur claims representing approximately 3% of the estimated $2.0 to $2.5 billion total insured industry loss in Mexico, and approximately 1% of the estimated $8 to $13 billion total insured industry loss in Florida.

Common Share Issuance

On October 25, 2005, the Company sold 2,448,980 common shares at $61.25 per share, net of underwriting discounts, to Citigroup Global Markets Inc. in a block trade. Under this transaction, the Company raised $149 million, net of underwriting discounts and other transaction costs, which will be recorded as an increase in the Company’s common shareholders’ equity in the fourth quarter. The Company will use the proceeds of this capital issuance for general corporate purposes.

Forward Sale Agreement

The Company has entered into a forward sale agreement dated October 25, 2005 under which it will sell 6,732,590 of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company over the next three years. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in three years, subject to a maximum price per share of $79.63 and a minimum price per share of $59.41. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Contract fees of $29 million related to the forward sale agreement will be recorded against additional paid-in capital in the fourth quarter. Prior to the issuance of shares under the forward sale agreement, this transaction will have no other impact on the Company’s common shareholders’ equity and the Company will calculate the dilution related to the forward sale agreement using the treasury method prescribed under SFAS 128 “Earnings per Share”. The Company expects this instrument will be dilutive only if the Company’s share price exceeds the maximum price per share of $79.63 prior to the sale of shares.

Long-term Debt

The Company entered into a loan agreement with Citibank, N.A. on October 25, 2005 under which the Company has borrowed $400 million. The loan will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50%, and the loan agreement contains covenants and events of default substantially identical to those contained in the Company’s existing credit facility. The loan will mature on April 27, 2009. The Company will not be permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. Citibank, N.A. has pledged its rights under the loan agreement, including the proceeds of any repayment or syndication of the loan, to the Company to secure its obligations to pay the purchase price to the Company under the forward sale agreement, subject to Citibank, N.A.’s right to substitute cash collateral. The Company expects that investment income on the loan proceeds will offset the incremental interest expense on the loan. The Company will use the proceeds of this loan for general corporate purposes.

10. Segment Information

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

Management measures results for the Non-life segment on the basis of the “loss ratio”, “acquisition ratio”, “technical ratio”, “other operating expense ratio” and “combined ratio.” The “loss ratio” is obtained by dividing losses and loss expenses by net premiums earned, the “acquisition ratio” is obtained by dividing acquisition costs by net premiums earned and the “other operating expense ratio” is obtained by dividing other operating expenses by net premiums earned. The “technical ratio” is the sum of the loss and acquisition ratios. The “combined ratio” is the sum of the technical and other operating expense ratios. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the ART segment on the basis of the “underwriting result”, which includes revenues from net premiums earned, other income and net investment income for ART, and expenses from losses and loss expenses, acquisition costs, other operating expenses. The Company’s interest in earnings of equity investment, which represents the Company’s share of Channel Re’s net income is part of the ART segment. Management measures results for the Life segment on the basis of the “allocated underwriting result”, which includes revenues from net premiums earned and allocated net investment income for Life, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.

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

The following tables provide a summary of the segment revenues and results for the nine-month and three-month periods ended September 30, 2005 and 2004 (in millions of U.S. dollars except ratios):

Segment Information

For the nine months ended September 30, 2005

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non-Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$649	$726	$1,262	$2,637	$21	$336	$—	$2,994
Net premiums written	$649	$724	$1,231	$2,604	$21	$325	$—	$2,950
Increase in unearned premiums	(25)	(77)	(145)	(247)	(5)	(6)	—	(258)

Net premiums earned	$624	$647	$1,086	$2,357	$16	$319	$—	$2,692
Losses and loss expenses and life policy benefits	(568)	(427)	(1,018)	(2,013)	(14)	(244)	—	(2,271)
Acquisition costs	(150)	(162)	(233)	(545)	(2)	(86)	—	(633)

Technical result	$(94)	$58	$(165)	$(201)	$—	$(11)	$—	$(212)
Other income	n/a	n/a	n/a	n/a	20	—	—	20
Other operating expenses	n/a	n/a	n/a	(143)	(10)	(18)	(40)	(211)

Underwriting result	n/a	n/a	n/a	$(344)	$10	$(29)	n/a	$(403)
Net investment income	n/a	n/a	n/a	n/a	—	38	232	270

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$9	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	149	149
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(22)	(22)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(15)	(15)
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	7	n/a	n/a	7

Net loss	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$(17)

Loss ratio (1)	91.0%	66.0%	93.7%	85.4%
Acquisition ratio (2)	24.0	25.0	21.5	23.1

Technical ratio (3)	115.0%	91.0%	115.2%	108.5%

Other operating expense ratio (4)				6.1

Combined ratio (5)				114.6%

(A)	The Company reports the results of Channel Re on a one-quarter lag. The 2005 period includes the Company’s share of Channel Re’s net income in the amount of $6.8 million for the period of October 2004 to June 2005 while the 2004 period includes the Company’s share of Channel Re’s net income in the amount of $3.5 million for the period of February (when Channel Re commenced business) to June 2004.
(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(4)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.
(6)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Segment Information

For the nine months ended September 30, 2004

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non-Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$811	$820	$1,273	$2,904	$4	$293	$—	$3,201
Net premiums written	$810	$821	$1,251	$2,882	$4	$284	$—	$3,170
(Increase) decrease in unearned premiums	(125)	(123)	(129)	(377)	1	(3)	—	(379)

Net premiums earned	$685	$698	$1,122	$2,505	$5	$281	$—	$2,791
Losses and loss expenses and life policy benefits	(548)	(528)	(571)	(1,647)	(8)	(195)	—	(1,850)
Acquisition costs	(150)	(178)	(239)	(567)	(1)	(106)	—	(674)

Technical result	$(13)	$(8)	$312	$291	$(4)	$(20)	$—	$267
Other income	n/a	n/a	n/a	—	13	—	—	13
Other operating expenses	n/a	n/a	n/a	(145)	(11)	(17)	(31)	(204)

Underwriting result	n/a	n/a	n/a	$146	$(2)	$(37)	n/a	$76
Net investment income	n/a	n/a	n/a	n/a	—	33	185	218

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$(4)	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	79	79
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(30)	(30)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	2	2
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	4	n/a	n/a	4

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$349

Loss ratio (1)	80.1%	75.6%	50.9%	65.8%
Acquisition ratio (2)	21.9	25.6	21.3	22.6

Technical ratio (3)	102.0%	101.2%	72.2%	88.4%

Other operating expense ratio (4)				5.8

Combined ratio (5)				94.2%

Segment Information

For the three months ended September 30, 2005

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non-Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$187	$137	$343	$667	$8	$105	$—	$780
Net premiums written	$187	$137	$336	$660	$8	$103	$—	$771
Decrease in unearned premiums	13	54	70	137	2	5	—	144

Net premiums earned	$200	$191	$406	$797	$10	$108	$—	$915
Losses and loss expenses and life policy benefits	(263)	(120)	(633)	(1,016)	(13)	(82)	—	(1,111)
Acquisition costs	(48)	(48)	(92)	(188)	(1)	(30)	—	(219)

Technical result	$(111)	$23	$(319)	$(407)	$(4)	$(4)	$—	$(415)
Other income	n/a	n/a	n/a	—	9	—	—	9
Other operating expenses	n/a	n/a	n/a	(42)	(3)	(6)	(13)	(64)

Underwriting result	n/a	n/a	n/a	$(449)	$2	$(10)	n/a	$(470)
Net investment income	n/a	n/a	n/a	n/a	—	13	80	93

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	56	56
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(2)	(2)
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	39	39
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net loss	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$(289)

Loss ratio (1)	131.5%	62.6%	155.8%	127.5%
Acquisition ratio (2)	24.0	25.5	22.6	23.6

Technical ratio (3)	155.5%	88.1%	178.4%	151.1%

Other operating expense ratio (4)				5.2

Combined ratio (5)				156.3%

(A)	The Company reports the results of Channel Re on a one-quarter lag. The 2005 period includes the Company’s share of Channel Re’s net income in the amount of $2.0 million while the 2004 period includes the Company’s share of Channel Re’s net income in the amount of $2.9 million.

Segment Information

For the three months ended September 30, 2004

	US P&C	Global (Non - US P&C)	Worldwide Specialty	Total Non-Life Segment	ART Segment (A)	Life Segment	Corporate	Total
Gross premiums written	$234	$154	$317	$705	$1	$99	$—	$805
Net premiums written	$234	$154	$319	$707	$1	$97	$—	$805
(Increase) decrease in unearned premiums	(6)	59	78	131	1	7	—	139

Net premiums earned	$228	$213	$397	$838	$2	$104	$—	$944
Losses and loss expenses and life policy benefits	(214)	(158)	(225)	(597)	(8)	(56)	—	(661)
Acquisition costs	(55)	(54)	(79)	(188)	—	(55)	—	(243)

Technical result	$(41)	$1	$93	$53	$(6)	$(7)	$—	$40
Other income	n/a	n/a	n/a	—	7	—	—	7
Other operating expenses	n/a	n/a	n/a	(49)	(3)	(5)	(11)	(68)

Underwriting result	n/a	n/a	n/a	$4	$(2)	$(12)	n/a	$(21)
Net investment income	n/a	n/a	n/a	n/a	—	12	58	70

Allocated underwriting result (6)	n/a	n/a	n/a	n/a	n/a	$—	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	33	33
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(10)	(10)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	8	8
Interest in earnings of equity investment	n/a	n/a	n/a	n/a	3	n/a	n/a	3

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$83

Loss ratio (1)	94.0%	74.2%	56.7%	71.3%
Acquisition ratio (2)	24.1	25.5	19.7	22.4

Technical ratio (3)	118.1%	99.7%	76.4%	93.7%

Other operating expense ratio (4)				5.8

Combined ratio (5)				99.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect of future events on the Company’s financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. The Company’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments. The following review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere:

(1)	changes in our losses related to hurricanes Katrina and Rita and the flooding in Central Europe, which have been based mainly on loss indications from brokers, clients and public announcements to date, current industry loss estimates, output from industry and proprietary models and a review of in-force contracts. In addition, the Katrina loss estimates are subject to a further level of uncertainty arising out of the extremely complex and unique causation and related coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments;

(2)	the occurrence of catastrophic events or other reinsured events with a frequency or severity exceeding our expectations;

(3)	actual losses and loss expenses exceeding our estimated loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses;

(4)	actions by rating agencies that might negatively impact the Company’s ability to continue to write existing business or write new business;

(5)	man-made catastrophic events, acts of terrorism, acts of war or other unanticipated perils;

(6)	a decrease in the level of demand for reinsurance and/or an increase in the supply of reinsurance capacity;

(7)	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

(8)	concentration risk in dealing with a limited number of brokers;

(9)	developments in and risks associated with global financial markets which could affect our investment portfolio;

(10)	emerging claim and coverage issues;

(11)	exposure to credit risk relating to our reinsurance brokers, cedants and other counterparties;

(12)	exposure of our investment portfolios to interest rate, credit and market risks;

(13)	current legal and regulatory activities relating to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional insurance products;

(14)	availability of borrowings and letters of credit under the Company’s credit facilities;

(15)	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

(16)	losses due to foreign currency exchange rate fluctuations;

(17)	loss of the services of any one of our Executive Committee members;

(18)	changes in the legal or regulatory environments in which we operate, including the passage of federal or state legislation subjecting our non-U.S. operations to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

(19)	changes in accounting policies and future pronouncements, their application or interpretation; and

(20)	any other factors set forth in the Company’s filings with the SEC.

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

Reinsurance is by its nature a risk assumption business. The Company’s philosophy is to assume its clients’ risks, thereby removing the volatility associated with these risks, and then manage the risks and risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed. As part of its risk management program, the Company aims to limit its exposure to a 1 in a 100 year loss event to less than 20% of its economic capital.

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

The Company was established in 1993 as a specialty catastrophe reinsurer. Recognizing the limitations and inherent volatility in writing a single line of business, the Company made a strategic shift to diversify its risk portfolio. The Company began pursuing acquisition opportunities, and in 1997 acquired French reinsurer SAFR, and then the following year acquired the reinsurance operations of the Winterthur Group. Through these acquisitions and organic growth, the Company has evolved into a leading multi-line reinsurer. The Company writes business from four principal locations: Bermuda, Greenwich (Connecticut), Zurich and Paris. Risks reinsured include property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, life/annuity and health, and alternative risk transfer solutions. Through its broad product and geographic diversification, its excellent execution capabilities, and its local presence in most major markets, the Company is able to respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world. Today, the Company has more than 900 employees and does business in approximately 140 countries around the world.

The Company primarily writes business through its wholly owned subsidiaries Partner Reinsurance Company Ltd., PartnerRe SA, and Partner Reinsurance Company of the U.S. The Company reports on three operating segments: Non-Life, which comprises its traditional property and casualty business in the U.S. (U.S P&C sub-segment) and the rest of the world (Global (Non-U.S.) P&C sub-segment) and its significant specialty lines business (Worldwide Specialty sub-segment), Life, and Alternative Risk Transfer (ART).

The Company generates its revenue primarily from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply and demand, and the amount of capital in the industry. The reinsurance business is also influenced by several other factors, including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions. Throughout the late 1990s, the industry’s operating profitability and cash flows declined as a result of declining prices, a deterioration in terms and conditions and increasing loss costs. These negative trends were, however, offset by high investment returns that led to continued growth in capital. Premium rates began to increase in 2001, when the large loss events of that year, including the September 11 tragedy and the Enron bankruptcy, in addition to steep declines in interest rates and equity values, added to the pressure for improvements in pricing and underwriting conditions. From January 2002 through the middle of 2003, the Company experienced the strongest renewal seasons in over five years.

In the second half of 2003, the Company began to see a flattening in the rate of improvement in the terms and conditions of the most profitable lines and a slower rate of improvement in those lines that had not yet reached their peak in terms of profitability. From the middle of 2003 to the end of 2004, this resulted in a slower growth rate in pricing, although there was good pricing discipline in the industry. During the 2005 renewals, the Company saw increased competition in the industry, which led to a modest deterioration in prices. Although certain lines, primarily the Life business and the U.S. casualty business, saw modest rate increases or at least price stability, the majority of lines, including short-tail specialty lines of business saw rate decreases, except for certain markets that were affected by the 2004 Atlantic hurricanes. In addition, there were higher net retentions by primary insurance companies, which resulted in reinsurers competing for a shrinking pool of premiums. The deterioration in market conditions that the Company has seen in 2005, however, has been generally orderly and gradual and has affected Europe to a greater extent than the U.S., where retentions were higher but profitability has held firmer.

The third quarter of 2005 was unprecedented in terms of natural disasters, including hurricane Katrina, the largest insured event in history. These events have led to the largest quarterly incurred losses experienced by the Company in its 12-year history. The fourth quarter has already seen one large natural loss event, as hurricane Wilma hit Mexico and south Florida on October 23 and 24 and is expected to cause a sizeable loss to the insurance industry. The Company believes that the losses experienced during the third quarter and the increased frequency of large natural catastrophic losses will reverse the current downward trend in the overall reinsurance market. The short-tailed lines (catastrophe, specialty property, energy and marine) should benefit the most from a better pricing environment and improved terms and conditions during the 2006 renewals, while the other lines should see a stabilization of prices after declines in 2004 and 2005.

The Company believes that by closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification of its portfolio, it will optimize returns to shareholders. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management strives for appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and believes that this diversification, in addition to the financial strength of the Company and its strong global franchise, will help to respond quickly to a changing market.

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

In addition to revenues generated from its underwriting operations and investment activities, the Company’s profitability is also based upon the level of its losses and loss expenses. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written. The Company’s non-life net reserve position at September 30, 2005 was $6.3 billion. Management believes that it follows conservative investing and reserving policies in pursuit of a strong financial position.

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

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the “reporting tail.” Lines of business for which claims are reported quickly are commonly referred to as “short-tailed” lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as “long-tailed” lines. In general, for reinsurance, the time lags are longer than for primary insurance due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. For both short and long-tailed lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACR from total loss reserves.

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The losses on each treaty for every underwriting year are assigned to a reserving cell. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (“accident year”), or the calendar year for which financial results are reported. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g. reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid loss development methods, incurred loss development methods, paid Borhuetter Ferguson (B-F) methods, incurred B-F methods, loss ratio methods and Bektander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In the case of asbestos and environmental claims, the Company established reserves for future loss and allocated loss expenses based on the results of an actuarial study, which considers the underlying exposures of the Company’s cedants.

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

In general, the estimates of loss reserves recorded for short-tailed business are subject to less volatility than those for long-tailed lines. Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tailed due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 68% of the net premiums written for this sub-segment, or 15% of the Company’s total net premiums written in the first nine months of 2005. The remaining business within this sub-segment, motor and property, is considered to be short-tailed. Within the Global (Non-U.S.) P&C sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tailed. These two lines represented 26% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 6% of the Company’s total net premiums written in the first nine months of 2005. Management considers the short-tailed lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tailed. The short-tailed lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 60% of the net premiums written in this sub-segment, or 25% of the Company’s total net premiums written in the first nine months of 2005. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 30% of this sub-segment’s first nine months net premiums written, or 12% of the Company’s total net premiums written. Specialty casualty business is considered to be long-tailed and represents 10% of net premiums written in this sub-segment, or 4% of the Company’s total net premiums written in the first nine months of 2005.

In the third quarter of 2005 and 2004, the Company reviewed its estimates for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years.

For the U.S. P&C sub-segment, this primarily affected the casualty and motor lines in the third quarter of 2005 and most lines during the same quarter of 2004. For these lines of business, the Company received loss information from cedants for prior accident years that included no significant individual losses but a series of attritional losses. Attritional losses or reductions are losses or reductions that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint. Upon consideration of this new information received during 2005 and 2004, the Company revised the loss development assumptions it uses in performing its actuarial analysis and (i) increased its loss ratios for prior accident years in the third quarter of 2005 and this had the effect of increasing losses by $24 million in the quarter, and (ii) increased its loss ratios in the third quarter of 2004 and this had the effect of increasing losses by $18 million during that quarter. In particular, the Company revised the historical loss patterns and expected loss ratios that it uses in its actuarial analysis of loss reserves for the affected losses.

For the Global (Non-U.S.) P&C sub-segment, the Company determined, in light of developing data, to decrease its expected ultimate loss ratios for prior accident years in each period. This resulted in a decrease in the Company’s losses of $25 million in the third quarter of 2005 primarily for the property line, and a decrease of $16 million in the third quarter of 2004 for the property line, partially offset by an increase in the motor line.

For the Worldwide Specialty sub-segment, the Company determined, in light of developing data, to decrease its expected ultimate loss ratios for prior year losses in each period, which resulted in a decrease in the Company’s losses of $89 million and $45 million during the third quarter of 2005 and 2004, respectively. The decreases related to most lines of business within this sub-segment.

The following table summarizes the favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Prior year favorable (adverse) loss development:
Non-life segment
U.S. P&C	$(24)	$(18)	$(28)	$(27)
Global (Non-U.S) P&C	25	16	72	(1)
Worldwide Specialty	89	45	177	159

Total prior year loss development	$90	$43	$221	$131

The components of the net favorable loss development for the three months and nine months ended September 30, 2005 and 2004 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

Case reserves are reported to the Company by its cedants, while ACR and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves) and those estimated by the Company (ACR and IBNR) for each Non-life sub-segment and the total net loss reserves recorded as of September 30, 2005 (in millions of U.S. dollars):

	Case reserves	ACR	IBNR	Total gross loss reserves recorded	Retrocession	Total net loss reserves recorded
U.S. P&C	$495	$81	$1,339	$1,915	$(14)	$1,901
Global (Non-U.S.) P&C	1,004	31	1,008	2,043	(47)	1,996
Worldwide Specialty	947	82	1,451	2,480	(120)	2,360

Total Non-life	$2,446	$194	$3,798	$6,438	$(181)	$6,257

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at September 30, 2005 for each Non-life sub-segment, were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life loss reserves:
U.S. P&C	$1,901	$2,270	$1,421
Global (Non-U.S.) P&C	1,996	2,214	1,638
Worldwide Specialty	2,360	2,493	1,971

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current range of estimates. Management believes that the recorded loss reserves represent Management’s best estimate of future liabilities based on information available as of September 30, 2005. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which the need for an adjustment is determined.

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2005 and 2004

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP are diluted net income or loss per share and annualized return on beginning common shareholders’ equity (ROE), two measures that focus on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. As the effect of dilutive securities would have been antidilutive in the three months and nine months of 2005 due to the reported net loss, the fully diluted per shares figures for those periods were compiled using the basic weighted average number of common shares outstanding. Net income or loss available to common shareholders is defined as net income or loss less preferred share dividends. Net income or loss available to common shareholders is also used in the calculation of the Company’s ROE, which is calculated by dividing net income or loss available to common shareholders by the net book value of the common shareholders’ equity at the beginning of the year. ROE figures are presented on an annualized basis. The net book value of the common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity.

Net income or loss, preferred dividends, net income or loss available to common shareholders, diluted net income or loss per share and annualized ROE for the three months and nine months ended September 30, 2005 and 2004 were as follows (in millions of U.S. dollars, except per share data and ROE):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Net (loss) income	$(289)	NM	$83	$(17)	NM	$349
Less: preferred dividends	8	76%	5	26	76%	15

Net (loss) income available to common shareholders	$(297)	NM	$78	$(43)	NM	$334
Diluted net (loss) income per share	$(5.48)	NM	$1.46	$(0.79)	NM	$6.17
Annualized return on beginning common shareholders’ equity (ROE)	(42.0)%		13.6%	(2.0)%		19.3%

NM: not meaningful

Net income or loss, net income or loss available to common shareholders, diluted net income or loss per share and ROE decreased in the third quarter and nine months of 2005 compared to the same periods in 2004 as a result of a higher level of large or catastrophic losses, leading the Company to negative results. Results for the third quarter and nine months of 2005 included pre-tax losses, adjusted for reinstatement premiums, of $615 million related to hurricanes Katrina and Rita and the Central European Floods.

Uncertainty related to Katrina losses

The Company’s estimated losses resulting from hurricane Katrina are subject to an unusual level of uncertainty arising out of these losses’ extremely complex and unique causation and related coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For instance, many of the Company’s cedants’ underlying policies exclude flood damage; however, water damage directly related to wind damage may be covered. The Company expects that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

The Company’s actual losses from hurricane Katrina may exceed the estimated losses as a result of, among other things, an increase in current industry insured loss estimates, the receipt of additional information from cedants, brokers and loss adjusters, the attribution of losses to coverages that, for the purpose of the estimates the Company assumed would not be exposed , in which case the financial results could be further materially adversely affected.

The impact of the large losses on the results for the third quarter of 2005 was partially offset by higher net realized investment gains, net investment income and income tax benefit. The decrease in the first nine months of 2005 resulted from losses in the amount of $698 million related to hurricanes Katrina and Rita, the Central European Floods, Winterstorm Erwin and a single loss in the energy line in Canada, and from a higher income tax expense, partially offset by higher net realized investment gains and net investment income.

Preferred dividends increased in the third quarter and the first nine months of 2005 compared to the same periods in 2004 as the Company issued Series D cumulative preferred shares (“Series D preferred shares”) in the fourth quarter of 2004. In the same quarter, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B cumulative preferred shares (“Series B preferred shares”) that were part of the PEPS units. The increase in preferred dividends in the third quarter and the first nine months of 2005 is largely offset by the decrease in interest expense related to the Series B preferred shares for the same periods.

Review of Net Income or Loss

Management analyzes the Company’s net income or loss in three parts: underwriting result, investment income and other components of net income. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income or loss include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings of equity investment.

The components of net income or loss for the three months and nine months ended September 30, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Underwriting result
Non-life	$(449)	NM	$4	$(344)	NM	$146
ART	2	NM	(2)	10	NM	(2)
Life	(10)	(18)%	(12)	(29)	(22)%	(37)
Corporate expenses	(13)	20	(11)	(40)	33	(31)
Net investment income	93	34	70	270	24	218
Net realized investment gains	56	71	33	149	89	79
Interest expense	(7)	(28)	(10)	(22)	(28)	(30)
Net foreign exchange (losses) gains	(2)	NM	—	(3)	NM	2
Income tax benefit (expense)	39	388	8	(15)	NM	—
Interest in earnings of equity investment	2	(31)	3	7	91	4

Net (loss) income	$(289)	NM	$83	$(17)	NM	$349

NM: not meaningful

Underwriting result is a key measure that Management uses to manage and evaluate segments and sub-segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the Company’s investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of income separately and in the aggregate. Underwriting result should not be considered as a substitute for net income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

The underwriting result for the Non-life segment decreased from a gain of $4 million in the third quarter of 2004 to a loss of $449 million in the third quarter of 2005 and from a gain $146 million for the nine months ended September 30, 2004 to a loss of $344 million for the nine months ended September 30, 2005. The decreases in the Non-life underwriting result were principally attributable to a higher level of large or catastrophic losses in the 2005 periods and less significantly to a decrease in the volume of business earned and a modest decline in profitability for the 2005 underwriting year business that resulted in a lower contribution to underwriting result during the third quarter and the first nine months of 2005. Underwriting result for the three months ended September 30, 2005 for the Non-Life segment included $506 million of net losses related to hurricane Katrina, $36 million of net losses related to hurricane Rita and $67 million of net losses related to the Central European floods, while the same period in 2004 included $137 million of net losses related to the four Atlantic hurricanes. In addition to the third quarter losses, the underwriting result for the nine months ended September 30, 2005 included $63 million of net losses related to Winterstorm Erwin and $20 million on a single loss in the energy line in Canada, while the underwriting result for the nine months ended September 30, 2004 included, in addition to the losses related to the Atlantic hurricanes, a $30 million loss on the explosion of an Algerian gas plant. The three month and nine month periods of 2004 and 2005 included favorable development on prior accident years as the Company reduced its estimate of losses for certain lines as the “at risk” period for older underwriting years expired and updated information was received from cedants. Favorable development on prior accident years amounted to $90 million in the third quarter of 2005 compared to $43 million for the same period of 2004, and $221 million in the first nine months of 2005 compared to $131 million in the first nine months of 2004. The components of the favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section.

Underwriting result for the ART segment increased from a loss of $2 million in the third quarter of 2004 to a gain of $2 million in the third quarter of 2005, and from a loss of $2 million for the nine months ended September 30, 2004 to a gain of $10 million for the nine months ended September 30, 2005. The increases resulted from gains in all lines of business except for structured risk transfer, which included $6 million of net losses related to hurricane Katrina.

Underwriting result for the Life segment improved by 18%, from a loss of $12 million in the third quarter of 2004 to a loss of $10 million in the third quarter of 2005, and improved by 22%, from a loss of $37 million in the first nine months of 2004 to a loss of $29 million in the first nine months of 2005. The nine months ended September 30, 2004 included a $5 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S.

Corporate expenses increased by $2 million for the third quarter of 2005 compared to the same period in 2004, and increased by $9 million in the first nine months of 2005 compared to the same period in 2004. The increases resulted from the addition of staff in corporate departments, higher compliance expenses, as well as the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards on a prospective basis. The latter results in a phase-in period whereby equity-based compensation increases with each new grant until the first grants issued after adoption of the fair value method are vested.

The Company reported net investment income of $93 million in the third quarter of 2005 compared to $70 million in 2004, and $270 million in the first nine months of 2005 compared to $218 million in 2004. The increase in investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which totaled $1,136 million since September 30, 2004, as well as the effect of the decline of the U.S. dollar against the euro and other currencies, which contributed approximately 2% to the growth in the first nine months of 2005.

Net realized investment gains were $33 million in the third quarter of 2004 compared to $56 million in the third quarter of 2005, and were $79 million for the nine months ended September 30, 2004 compared to $149 million for the nine months ended September 30, 2005. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and equity market conditions, and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Interest expense declined in the third quarter and the first nine months of 2005 compared to the same periods in 2004, as distributions on the Series B preferred shares, which amounted to $2.8 million per quarter and were presented as interest expense, ended in the fourth quarter of 2004. In the fourth quarter of 2004, the purchase contracts associated with the Company’s PEPS units were settled in exchange for the Company’s common shares and the Company purchased and cancelled the Series B preferred shares that were part of the PEPS units.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The combined effect of movements in foreign exchange rates and the Company’s hedging activities resulted in modest net foreign exchange losses in the third quarter and the first nine months of 2005 compared to a modest net foreign exchange gains in the third quarter and the first nine months of 2004.

The income tax benefit increased from $8 million in the third quarter of 2004 compared to $39 million for the same period in 2005. For the nine-month periods, the Company recognized a benefit of $0.2 million in 2004 compared to an expense of $15 million in 2005. The changes resulted primarily from a tax benefit related to the losses from hurricanes Katrina and Rita and the Central European floods in the amount of $48 million and a tax benefit related to the release of a valuation allowance in Switzerland in the amount of $15 million. Management concluded that it was appropriate to release the valuation allowance as a result of the positive evidence, under FASB 109, relating to the generation of significant taxable income in Switzerland during the first six months of 2005 and more meaningfully in the third quarter of 2005. The third quarter results confirmed the Company’s ability to generate taxable income in Switzerland in a quarter hit by significant large or catastrophic losses. In addition, the Company expects that the loss events of the third quarter will have a positive influence on the 2006 underwriting environment for its Swiss operations. The Company also updated in the third quarter of 2005 its in-depth analysis of various tax exposures and based upon its analysis, tax reserves were reduced by $15 million. These tax benefits were partially offset by higher tax expense as a result of higher realized investment gains in 2005 compared to 2004.

The Company reports its share of the results of Channel Re on a one-quarter lag on the interest in earnings of equity investment line of its statement of operations. The three months ended September 30, 2005 and 2004 included the Company’s share of the results of Channel Re’s net income in the amount of $2.0 million and $2.9 million, respectively. The nine months ended September 30, 2005 included the Company’s share of Channel Re’s net income in the amount of $6.8 million for the period of October 2004 to June 2005, while the 2004 period included the Company’s share of Channel Re’s net income in the amount of $3.5 million for the period of February (when Channel Re commenced business) to June 2004.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (“U.S. P&C”), Global (Non-U.S.) Property and Casualty (“Global (Non-U.S.) P&C”) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 10 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part I above).

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average exchange rates for each period. The U.S. dollar has declined in value in the first nine months of 2005 compared to the same period in 2004 and this should be considered when making period over period comparisons.

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. specialty casualty line, which represents approximately 52% and 49% of net premiums written in this sub-segment in the third quarter and the first nine months of 2005, respectively, compared to 49% and 42% in the same periods of 2004. Treaties in this line typically tend to have a higher loss ratio and lower technical result, due to the long development tail of the risks involved. U.S. specialty casualty treaties also typically produce investment income on premiums invested over a longer period, as losses are typically paid later than for other lines. Investment income, however, is not considered in technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Gross premiums written	$187	(20)%	$234	$649	(20)%	$811
Net premiums written	187	(20)	234	649	(20)	810
Net premiums earned	$200	(12)	$228	$624	(9)	$685
Losses and loss expenses	(263)	23	(214)	(568)	4	(548)
Acquisition costs	(48)	(13)	(55)	(150)	—	(150)

Technical result(1)	$(111)	169	$(41)	$(94)	587	$(13)

Loss ratio(2)	131.5%		94.0%	91.0%		80.1%
Acquisition ratio(3)	24.0		24.1	24.0		21.9

Technical ratio(4)	155.5%		118.1%	115.0%		102.0%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 24% and 22% of total net premiums written in the third quarter and the first nine months of 2005, respectively.

Three-month results

The decline in gross and net premiums written for the three months ended September 30, 2005 over 2004 resulted from all lines in this sub-segment. Approximately half of the decline in net premiums written resulted from lower renewal premiums due to the increased risk retention by cedants and from cancellation of programs (or non-renewals) where the renewal terms did not meet the Company’s profitability objective, while the remainder of the decline resulted from reduced premium estimates received from cedants, principally in the property and casualty lines. Net premiums earned declined at a slower pace than net premiums written due to the time lag whereby trends in net premiums earned trail trends in net premiums written. Net premiums written are recognized at the inception of the treaty while the net premiums earned are recognized over the risk period.

Nine-month results

The decline in gross and net premiums written for the nine months ended September 30, 2005 over 2004 resulted from all lines in this sub-segment, but was most evident in the motor and casualty lines. The Company observed increased competition in the short-tailed motor and property lines, as primary companies retained more risk and reinsurers were competing for a declining amount of business. Although pricing and terms and conditions remained fairly stable in 2005 for the long-tailed casualty line, the Company’s net premiums written also decreased for this line. Approximately half of the decline in net premiums written resulted from lower renewal premiums due to the increased risk retention by cedants and from cancellation of programs (or non-renewals) where the renewal terms did not meet the Company’s profitability objective, while the remainder of the decline resulted from timing of renewals and reduced premium estimates from cedants and increased competition among reinsurers. Notwithstanding the increased competition prevailing in this sub-segment and higher risk retention by cedants, the terms and conditions remained fairly stable throughout 2005 and the Company was able to pursue business that met its profitability objectives.

Pricing indications and renewal information received from cedants and brokers as well as reduced premiums estimates by cedants indicate that gross and net premiums written and net premiums earned are expected to continue to decline for the remainder of 2005 for this sub-segment.

Losses and loss expenses

Three-month results

The losses and loss expenses and loss ratio reported in the third quarter of 2005 included losses in the amount of $86 million related to hurricane Katrina and $10 million related to hurricane Rita for a total impact of 48.2 points on the loss ratio of this sub-segment. The comparable period for 2004 included losses in the amount of $51 million or 22.6 points on the loss ratio related to the Atlantic hurricanes. The losses and loss expenses reported in the third quarter of 2005 also reflected the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned.

The losses and loss expenses and the loss ratio reported in the three months ended September 30, 2005 and 2004 included $24 million, or 11.7 points on the loss ratio, and $18 million or 7.8 points on the loss ratio, of net adverse loss development on prior accident years, respectively, for this sub-segment. In the third quarter of 2005, the net adverse loss development of $24 million included adverse loss development for prior accident years in the casualty and motor lines of $26 million, partially offset by favorable loss development in the short-tailed property lines of $2 million. Loss information provided by cedants for prior years during the third quarter of 2005 for all lines in this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the casualty and motor lines (decreased for the property line), which had the net effect of increasing losses for this sub-segment. The net adverse loss development of $18 million recorded in the third quarter of 2004 included adverse loss development in all lines of business.

Nine-month results

The losses and loss expenses and loss ratio reported in the first nine months of 2005 included losses in the amount of $86 million related to hurricane Katrina and $10 million related to hurricane Rita for a total impact of 15.5 points on the loss ratio of this sub-segment. The comparable period for 2004 included losses in the amount of $51 million or 7.5 points on the loss ratio related to the Atlantic hurricanes. The losses and loss expenses reported in the first nine months of 2005 also reflected the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned.

The losses and loss expenses and the loss ratio reported in the first nine months ended September 30, 2005 and 2004 included $28 million, or 4.4 points on the loss ratio, and $27 million or 4.0 points on the loss ratio, of net adverse loss development on prior accident years, respectively, for this sub-segment. In the first nine months of 2005, the net adverse loss development of $28 million included adverse loss development for prior accident years in the casualty and motor lines of $39 million, partially offset by favorable loss development in the short-tailed property lines of $11 million. Loss information provided by cedants for prior years during 2005 for all lines in this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the casualty and motor lines (decreased for the property line), which had the net effect of increasing losses for this sub-segment. The net adverse loss development of $27 million recorded in the first nine months of 2005 included adverse loss development of $46 million in the casualty and motor lines, which was partially offset by a favorable loss development of $19 million in the shorter-tailed property line.

Acquisition costs

Three-month results

The decrease in acquisition costs from 2004 to 2005 resulted from the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned, partially offset by a slight shift in the third quarter of 2005 compared to the same period in 2004 from non-proportional business to proportional business. Proportional business typically carries higher commission and brokerage expenses. Also affecting the comparison are additions in the third quarter of 2004 in acquisition costs for anticipated adjustments on treaties with experience credits in the form of sliding scale and profit commission adjustments. The acquisition ratio for the 2005 period did not change significantly compared to the acquisition ratio for the same period of 2004.

Nine-month results

While the Company’s book of business and exposure have declined in 2005 compared to 2004, as evidenced by the decrease in net premiums earned, the acquisition costs for the 2005 period did not change significantly compared to the acquisition costs for the same period in 2004. A shift from non-proportional business to proportional business, which carries higher commission and brokerage expenses, and reductions of acquisition costs in 2004 on treaties with experience credits in the form of sliding scale and profit commission adjustments resulted in the increase in the acquisition ratio from 2004 to 2005.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of long-tail business, in the form of casualty and non-proportional motor business, that represents approximately 17% and 26% of net premiums written for the third quarter and the first nine months of 2005 in this sub-segment, respectively, and short-tailed business, in the form of property and proportional motor business. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Gross premiums written	$137	(11)%	$154	$726	(12)%	$820
Net premiums written	137	(11)	154	724	(12)	821
Net premiums earned	$191	(11)	$213	$647	(7)	$698
Losses and loss expenses	(120)	(25)	(158)	(427)	(19)	(528)
Acquisition costs	(48)	(10)	(54)	(162)	(9)	(178)

Technical result	$23	3,923	$1	$58	NM	$(8)

Loss ratio	62.6%		74.2%	66.0%		75.6%
Acquisition ratio	25.5		25.5	25.0		25.6

Technical ratio	88.1%		99.7%	91.0%		101.2%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 18% and 25% of the total net premiums written for the third quarter and the first nine months of 2005, respectively.

Three-month results

The decline in gross and net premiums written and net premiums earned for the three months ended September 30, 2005 over 2004 resulted from all lines in this sub-segment, except for the motor line, which increased in the third quarter of 2005 compared to the same period in 2004. The decrease in net premiums written was principally attributable to increased competition as well as increased risk retention from cedants. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention from cedants, the terms and conditions remained acceptable in 2005. Foreign exchange offset the decrease in net premiums written for the three months ended September 30, 2005 by approximately 2 points for this sub-segment as the U.S. dollar weakened since the third quarter of 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates.

Nine-month results

The decline in gross and net premiums written and net premiums earned for the nine months ended September 30, 2005 over 2004 resulted from all lines in this sub-segment, but was most evident in the casualty and motor lines. The decrease in net premiums written was principally attributable to increased competition as well as increased risk retention from cedants. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention from cedants, the terms and conditions remained acceptable in 2005. Foreign exchange offset the decrease in net premiums written for the nine months ended September 30, 2005 by approximately 5 points for this sub-segment as the U.S. dollar weakened since the first nine months of 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates.

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and net premiums earned are expected to continue to decline in 2005 for this sub-segment.

Losses and loss expenses

Three-month results

The losses and loss expenses and loss ratio reported in the third quarter of 2005 included losses in the amount of $12 million or 6.5 points on the loss ratio related to hurricane Katrina and the Central European floods. The comparable period for 2004 included losses in the amount of $19 million or 9.0 points on the loss ratio related to the Atlantic hurricanes.

The losses and loss expenses and loss ratio reported in the third quarter of 2005 and 2004 reflected net favorable loss development of $25 million, or 13.3 points on the loss ratio, and $16 million or 7.6 points on the loss ratio, respectively, for this sub-segment. In the third quarter of 2005, the net favorable loss development of $25 million included favorable loss development in all lines of business, primarily in the property line. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business, as losses reported by cedants during the third quarter of 2005 for prior accident years, and for treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants in the third quarter of 2005 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. In the third quarter of 2004, the net favorable loss development of $16 million included favorable loss development of $22 in the property line, which was partially offset by adverse loss development of $6 million in the other lines. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for the property line (increased for the other lines), which had the net effect of decreasing the level of losses for this sub-segment.

Nine-month results

The losses and loss expenses and loss ratio reported in the first nine months of 2005 included losses in the amount $12 million related to hurricane Katrina and the Central European floods and $2 million related to Winterstorm Erwin, which accounted in total for 2.2 points on the loss ratio for this sub-segment. The comparable period for 2004 included losses in the amount of $19 million or 2.8 points on the loss ratio related to the Atlantic hurricanes.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2005 and 2004 reflected $72 million, or 11.1 points on the loss ratio, of net favorable loss development, and $1 million of net adverse loss development, respectively, for this sub-segment. In the first nine months of 2005, the net favorable loss development of $72 million included favorable loss development of $73 million for prior accident years in the property and casualty lines, partially offset by adverse loss development of $1 million in the motor line. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for motor) than the Company expected. Loss information provided by cedants in 2005 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. The net adverse loss development of $1 million recorded in the first nine months of 2004 included adverse loss development of $49 million in the casualty and motor lines, substantially offset by favorable loss development of $48 million in the property line. Based on the Company’s assessment of this loss information, the Company increased its expected ultimate loss ratios for the casualty and motor lines (decreased for the property line), which had the net effect of increasing the level of losses for this sub-segment.

Acquisition costs

The acquisition ratio for the third quarter and first nine months of 2005 did not change significantly compared to the acquisition ratio for the same periods of 2004. Acquisition costs decreased from 2004 to 2005 for the three months and nine months periods due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned.

Worldwide Specialty

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Gross premiums written	$343	8%	$317	$1,262	(1)%	$1,273
Net premiums written	336	5	319	1,231	(2)	1,251
Net premiums earned	$406	2	$397	$1,086	(3)	$1,122
Losses and loss expenses	(633)	181	(225)	(1,018)	78	(571)
Acquisition costs	(92)	17	(79)	(233)	(2)	(239)

Technical result	$(319)	NM	$93	$(165)	NM	$312

Loss ratio	155.8%		56.7%	93.7%		50.9%
Acquisition ratio	22.6		19.7	21.5		21.3

Technical ratio	178.4%		76.4%	115.2%		72.2%

NM: not meaningful

Premiums

The Worldwide Specialty sub-segment represented 44% and 41% of total net premiums written in the third quarter and the first nine months of 2005, respectively.

Three-month results

Gross and net premiums written increased by 8% and 5%, respectively in 2005 compared to the same period in 2004. All lines in this sub-segment had a decrease in net premiums written, except for the catastrophe line, which doubled the net premiums written in the third quarter of 2005 compared to the same period in 2004, due to $39 million of reinstatement premiums related to hurricane Katrina. Specialty casualty had an increase compared to 2004, while marine and aviation were relatively flat. During the third quarter of 2005, the Company saw an increase in competition in most lines of business. In response to the increased competition prevailing in this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards. The weakening of the U.S. dollar in 2005 compared to 2004 contributed approximately 1 point to the growth in net premiums written in this sub-segment.

Nine-month results

Gross and net premiums written decreased by 1% and 2%, respectively in 2005 compared to the same period in 2004. All lines in this sub-segment had a decrease in net premiums written, except for the catastrophe line, due to $39 million of reinstatement premiums related to hurricane Katrina in the third quarter of 2005. Specialty casualty, marine and credit/surety also had an increase relative to 2004. The weakening of the U.S. dollar in 2005 compared to 2004 offset approximately 3 points of the decrease in net premiums written in this sub-segment.

Throughout 2004, the Company saw a decline in the pricing for the most profitable lines of business in this sub-segment and a slow but orderly reduction in the rate of price increases for the other lines as a result of increasing competition. During the first nine months of 2005, the Company saw an increase in competition in all lines, increased retentions by cedants, and an acceleration in the rate of decline in pricing in all lines except for certain lines in aviation and agriculture where price trends are stable, and in certain markets that were affected by the 2004 catastrophic events, such as the Atlantic hurricanes, where prices have increased in 2005. In response to the increased competition prevailing in this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and net premiums earned are expected to continue to decline in 2005 for this sub-segment. The Company is expecting a potential market reaction in 2006 to the third quarter losses and expects pricing deterioration to slow down for this sub-segment, specifically the markets and lines affected (catastrophe, energy, marine and specialty property lines).

Losses and loss expenses

Three-month results

The losses and loss expenses and loss ratio reported in the third quarter of 2005 included losses in the amount of $453 million related to hurricane Katrina, $26 million related to hurricane Rita and $58 million related to the Central European floods for a total impact of 129.6 points on the loss ratio for this sub-segment (adjusted for related reinstatement premiums). The comparable period for 2004 included losses in the amount of $66 million or 16.6 points on the loss ratio related to the Atlantic hurricanes.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2005 and 2004 included $89 million, or 21.8 points on the loss ratio, and $45 million or 11.3 points on the loss ratio of net favorable loss development, respectively, for this sub-segment. In the third quarter of 2005, the net favorable loss development of $89 million included favorable loss development of $102 million in all lines, except for the agriculture and specialty casualty lines that were affected by adverse loss development of $13 million. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business, as losses reported by cedants during the third quarter of 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for agriculture and specialty casualty) than the Company expected. Loss information provided by cedants in the third quarter of 2005 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. The net favorable loss development of $45 million recorded in the third quarter of 2004 included favorable loss development of $51 million in all lines, except for the energy and specialty casualty lines that were affected by adverse loss development of $6 million.

Nine-month results

The losses and loss expenses and loss ratio reported in the first nine months of 2005 included losses in the amount of $453 million related to hurricane Katrina, $26 million related to hurricane Rita, $58 million related to the Central European floods, $61 million related to Winterstorm Erwin and $20 million on a single loss in the energy line in Canada for a total of 55.5 points on the loss ratio for this sub-segment (adjusted for related reinstatement premiums). The comparable period for 2004 included losses in the amount of $66 million related to the Atlantic hurricanes for a total impact of 5.9 points on the loss ratio of this sub-segment and large losses in the marine and energy lines, including $30 million or 2.8 points related to the explosion of an Algerian gas plant.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2005 and 2004 included $177 million, or 16.3 points on the loss ratio, and $159 million or 14.2 points on the loss ratio of net favorable loss development, respectively, for this sub-segment. In the first nine months of 2005, the net favorable loss development of $177 million included favorable loss development of $197 million in all lines, except for the agriculture and specialty casualty lines that were affected by adverse loss development of $20 million. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are favorable experience trends in these lines of business, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for agriculture and specialty casualty) than the Company expected. Loss information provided by cedants in 2005 for all lines in this sub-segment for prior years included no individually significant losses or reductions but a series of attritional losses or reductions. The net favorable loss development of $159 million recorded in the first nine months of 2004 included favorable loss development of $168 million in every line except for the engineering, marine and specialty casualty lines, which were affected by adverse loss development of $9 million.

Acquisition costs

Three-month results

Acquisition costs increased from 2004 to 2005 due to the increase in the Company’s book of business and exposure as evidenced by the increase in net premiums earned but acquisition costs increased at a faster pace than net premiums earned due to realignment of expenses in certain treaties where reduced loss expectations led to higher acquisition costs.

Nine-month results

Acquisition costs decreased from 2004 to 2005 due to the decrease in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned. The acquisition ratio for the 2005 period did not change significantly compared to the acquisition ratio for the same period of 2004.

ART (Alternative Risk Transfer) Segment

The ART segment, the Company’s newest segment, was reported for the first time as a separate segment in 2004. This segment comprises structured risk transfer, structured finance, weather related products and the results of the Company’s investment in Channel Re. As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the relatively small size of this segment. Accordingly, profitability or growth in any year or quarter is not necessarily predictive of future profitability or growth. The Company expects the ART segment to remain flat for the remainder of 2005, however, due to the growth in business during the first nine months of 2005, the annual results are likely to grow when compared to 2004. The following table provides the components of the underwriting result for this segment for the three months and nine months ended September 30, 2005 and 2004 (in millions of U.S. dollars):

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Gross premiums written	$8	$1	$21	$4
Net premiums written	8	1	21	4
Net premiums earned	$10	$2	$16	$5
Losses and loss expenses	(13)	(8)	(14)	(8)
Acquisition costs	(1)	—	(2)	(1)

Technical result	$(4)	$(6)	$—	$(4)
Other income	9	7	20	13
Other operating expenses	(3)	(3)	(10)	(11)

Underwriting result	$2	$(2)	$10	$(2)
Interest in earnings of equity investment	$2	$3	$7	$4

The ART segment had good growth in business and good results during the third quarter and the first nine months of 2005 compared to the same periods in 2004 despite low interest rates, which tend to reduce the attractiveness of structured risk business for clients, and low credit spreads, which tend to reduce the opportunities in the structured finance business.

Three-month results

For the three months ended September 30, 2005, structured risk transfer reported a loss as this line of business incurred a loss in the amount of $13 million, before additional premium earned of $7 million, related to hurricane Katrina. Except for structured risk transfer, all other lines of business were profitable in the third quarter of 2005. Structured finance and weather related products generated the largest contributions to pre-tax profit.

For the three months ended September 30, 2004, structured risk transfer business reported a loss as this line of business incurred a loss in the amount of $8 million related to the Atlantic hurricanes. Results in the structured finance line included gains due to improved valuations on certain securities while results in the weather line included losses resulting from higher than normal temperatures in Japan.

Nine-month results

For the nine months ended September 30, 2005, except for the structured risk transfer line which was impacted by hurricane Katrina in the third quarter, all other lines of business were profitable and the Company’s interest in the earnings of its equity investment in Channel Re and weather products generated the largest contribution to pre-tax profit.

For the nine months ended September 30, 2004, structured risk transfer business had positive results due to the commutation of two large treaties, which accelerated the recognition of the margin on the treaties. This was partially offset by a loss in the third quarter of 2004 related to the Atlantic hurricanes. Results in the structured finance line included gains arising due to improved valuations on certain securities while results in the weather line included losses resulting from higher than normal temperatures in Japan.

Life Segment

The following table summarizes the underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Gross premiums written	$105	7%	$99	$336	14%	$293
Net premiums written	103	6	97	325	15	284
Net premiums earned	$108	4	$104	$319	13	$281
Life policy benefits	(82)	47	(56)	(244)	25	(195)
Acquisition costs	(30)	(45)	(55)	(86)	(19)	(106)

Technical result	$(4)	(44)	$(7)	$(11)	(45)	$(20)
Other operating expenses	(6)	12	(5)	(18)	4	(17)
Net investment income	13	11	12	38	15	33

Allocated underwriting result(1)	$3	NM	$—	$9	NM	$(4)

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 13% and 11% of total net premiums written in the third quarter and the first nine months of 2005, respectively.

Three-month results

The increases in gross and net premiums written and net premiums earned during 2005 compared to 2004 resulted primarily from growth in mortality lines partially offset by a reduction in longevity, where the renewal terms did not meet the Company’s profitability objective, and health products, in light of low returns for this line of business. Quarterly comparisons are also affected by the timing of writing of this business.

Movements in foreign exchange rates since September 30, 2004 did not have a significant impact on the growth in net premiums written in the third quarter of 2005 compared to the same period in 2004.

Nine-month results

The increases in gross and net premiums written and net premiums earned during 2005 compared to 2004 resulted primarily from three factors. First, the Company signed a few large treaties in the fourth quarter of 2004, which resulted in higher net premiums earned in the first nine months of 2005. Second, the Company experienced further growth in mortality lines, partially offset by a reduction in longevity and health products in this segment in the first nine months of 2005. Finally, the U.S. dollar has weakened since September 30, 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Foreign exchange accounted for approximately 3 points of growth in net premiums written during the first nine months of 2005.

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, gross and net premiums written and earned are expected to increase for the remainder of 2005 for this segment.

Life policy benefits and acquisition costs

The increase in life policy benefits for the three months and nine months ended September 30, 2005 compared to the same periods in 2004 results primarily from the growth in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned for this segment and from a reclassification made in the third quarter of 2004 for one large treaty where the cedant reported a reduction in life policy benefits and an equivalent increase in acquisition costs. This reclassification affects the comparison of life policy benefits and acquisition costs for the three months and nine months ended September 30, 2005 and 2004.

In addition, the decrease in acquisition costs for the nine months ended September 30, 2005 is also attributable to a $5 million charge in the 2004 period to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. The 2004 charge was due to a prolonged period of low interest rates, which had a negative effect on these treaties and resulted in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions.

Net investment income

The increase in net investment income for this segment for the third quarter and the first nine months of 2005 compared to the same periods in 2004 is attributable to the growth in the book of business and related invested assets since the third quarter of 2004.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2005 and 2004, was as follows:

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Non-life
Property and Casualty
Property	16%	17%	19%	19%
Casualty	18	22	19	21
Motor	8	9	9	11
Worldwide Specialty
Agriculture	3	4	3	3
Aviation/Space	8	8	6	6
Catastrophe	11	5	12	10
Credit/Surety	8	8	6	6
Engineering/Energy	7	8	5	6
Marine	3	3	3	2
Special risk	4	4	6	7
ART	1	—	1	—
Life	13	12	11	9

Total	100%	100%	100%	100%

As discussed elsewhere in this report, net premiums written declined by 4% and 7% in the third quarter and the first nine months of 2005, respectively, compared to the same periods in 2004. Changes in foreign exchange rates offset approximately 1 point and 3 points in the decrease in net premiums written in the third quarter and the first nine months of 2005, respectively, which affected the comparison for all lines.

There were modest shifts in the distribution of net premiums written by line and segment between the 2005 and 2004 periods. The shifts in distribution reflect the Company’s response to existing market conditions. Distributions of net premiums written may also be affected by the timing of renewals or the shift in treaty structure from proportional to non-proportional basis, as well as other treaty terms.

Three-month results

The following specific factors contributed to the changes in the distribution of net premiums written in the 2005 period compared to the same period in 2004:

•	increased competition amongst reinsurers resulted in a decrease in the short-tailed property line;

•	cedants increased retentions and reported lower premium estimates and the Company elected to non-renew certain treaties primarily in the casualty, motor, agriculture and engineering/energy lines and this resulted in decreases in those four lines;

•	the increase in the relative percentage in the catastrophe line resulted from $46 million of reinstatement premiums in the third quarter of 2005 related to hurricane Katrina; and

•	Life premiums written increased by 6% in the third quarter of 2005 compared to 2004 and represented a higher portion of the overall book of business following net decreases in net premiums written in the Non-life segment in 2005.

Nine-month results

In addition to the factors specified in the three-month results, the following factor also contributed to the changes in the distribution of net premium written in the first nine months of 2005 compared to the same period in 2004:

•	the Company signed a few large Life treaties in the fourth quarter of 2004, which resulted in higher net premiums written in the first nine months of 2005.

Based on pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates and minimal changes in premium estimates from cedants, the Company expects that net premiums written for the Non-life segment, more particularly in the short and medium-tailed lines where competition has been most intense, will continue to decline for the remainder of 2005.

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

The distribution of gross premiums written by type of treaty for the three months and nine months ended September 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Non-life Segment
Proportional	56%	62%	49%	51%
Non-Proportional	24	19	34	33
Facultative	6	7	5	7
Life Segment
Proportional	13	12	10	8
Non-Proportional	—	—	1	1
ART Segment
Proportional	—	—	—	—
Non-Proportional	1	—	1	—

Total	100%	100%	100%	100%

The modest shift in the distribution of gross premiums by treaty type for the non-life segment for the third quarter of 2005 compared to the same period in 2004 resulted from $46 million of non-proportional reinstatement premiums related to hurricane Katrina

Based on pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the distribution of gross premiums written by treaty type in 2005.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and nine months ended September 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Europe	40%	41%	47%	46%
North America	45	46	40	40
Asia, Australia and New Zealand	8	6	8	9
Latin America, Caribbean and Africa	7	7	5	5

Total	100%	100%	100%	100%

Based on pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the premium distribution by geographic region in 2005.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the three months and nine months ended September 30, 2005 and 2004, was as follows:

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Broker	66%	65%	63%	65%
Direct	34%	35%	37%	35%

Based on pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the premium distribution by production source in 2005.

Net Investment Income

Net investment income for the three months and nine months ended September 30, 2005 and 2004, was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Net investment income	$93	34%	$70	$270	24%	$218

Three-month results

Net investment income increased in 2005 compared to 2004 for two principal reasons:

•	the invested asset base has grown significantly since September 30, 2004, as a result of the Company’s positive cash flows from operations of $1,136 million since September 30, 2004;

•	during the third quarter of 2004, the Company was transitioning between mortgage-backed security (MBS) managers. During this process, the Company converted the entire MBS portfolio into cash and invested in MBS TBA dollar rolls, which resulted in the Company holding over $1.5 billion in cash at June 30 and September 30, 2004. While holding MBS TBA dollar roll instruments, the Company received a total return similar as it would have if it had held a long position in the MBS portfolio. However, the accounting treatment of the MBS TBA dollar rolls, which are considered derivative instruments, is different from accounting treatment on the long MBS. If the Company had held a long MBS portfolio, it would have recorded a higher net investment income under U.S. GAAP, but would not have realized the gains generated by the MBS TBA dollar rolls. As the Company held MBS TBA dollar rolls, the net investment income was lower in the third quarter of 2004 by approximately $6 million.

Movements in foreign exchange rates since September 30, 2004 did not have a significant impact on the growth in net investment income in the third quarter of 2005 compared to the same period in 2004.

Nine-month results

Net investment income increased in 2005 compared to 2004 for three principal reasons:

•	the invested asset base has grown significantly since September 30, 2004, as a result of the Company’s positive cash flows from operations of $1,136 million since September 30, 2004;

•	in the third quarter of 2004, the Company transitioned its mortgage-backed security (MBS) portfolio between portfolio managers as explained above; and

•	investment income denominated in currencies that have appreciated against the U.S. dollar since September 30, 2004, has been converted into U.S. dollars at a higher average exchange rate. The average rate for euro has increased by 4% against the U.S. dollar since the first nine months of 2004, while the Swiss franc increased by 5%, the British pound by 3%, the Canadian dollar by 8% and the Japanese yen by 2%. The impact of foreign exchange contributed approximately 2 points to the growth in net investment income for the first nine months of 2005 compared to the same period in 2004.

The table below provides net investment income by asset source for the three months and nine months ended September 30, 2005 and 2004 (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Fixed maturities	$71	26%	$56	$215	20%	$180
Equities	7	71	4	19	36	14
Short-term investments, trading securities, and cash and cash equivalents	7	303	2	16	187	5
Funds held and other	11	(2)	12	33	5	32
Investment expenses	(3)	(19)	(4)	(13)	(2)	(13)

Net investment income	$93	34	$70	$270	24	$218

Movements in foreign exchange rates since September 30, 2004 did not have a significant impact on the growth in net investment income in the third quarter of 2005 compared to the same period in 2004, but contributed approximately 2 points to the growth in net investment income for the first nine months of 2005 compared to 2004, which affected the nine month comparisons in the above table.

Net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in the third quarter and the first nine months of 2005 compared to the same periods in 2004, primarily due to the increase in the asset base resulting from the reinvestment of significant cash flows from operations since September 30, 2004.

The investment income on funds held for the third quarter and the first nine months of 2005 and the funds held asset base as at September 30, 2005 did not change significantly compared to the same periods in 2004.

Investment expenses, which consist primarily of compensation costs for the Company’s investment portfolio managers as well as fees from external custodians, grew at a slower pace than the asset base since September 30, 2004 and decreased slightly in the third quarter and the first nine months of 2005 compared to the same periods of 2004, due to lower fees from external managers.

Current economic indicators continue to suggest moderate global economic growth led by the U.S. economy. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to rise at a measured pace in the United States during the remainder of 2005 and at the beginning of 2006. Management expects that an increase in interest rates combined with the larger asset base at September 30, 2005, as well as expected positive cash flows from operations for the remainder of 2005 through 2006, should continue to contribute to higher net investment income for the Company.

Net Realized Investment Gains

Net realized investment gains for the three months and nine months ended September 30, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2005	% Change 2005 over 2004	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	% Change 2005 over 2004	For the nine months ended September 30, 2004
Net realized investment gains	$56	71%	$33	$149	89%	$79

The components of net realized investment gains for the three months and nine months ended September 30, 2005 and 2004, were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$48	$25	$143	$67
Other-than-temporary impairments	—	(8)	(4)	(8)
Net realized investment gains on trading securities	5	—	9	7
Change in net unrealized investment losses on trading securities	—	(1)	(7)	(7)
Net realized investment (losses) gains on designated hedging activities	—	(1)	2	(4)
Net gains on other invested assets	2	19	2	26
Other realized and unrealized investment gains (losses)	1	(1)	4	(2)

Total net realized investment gains	$56	$33	$149	$79

Net realized investment gains were $33 million in the third quarter of 2004 compared to $56 million in the third quarter of 2005 and were $79 million for the nine months ended September 30, 2004 compared to $149 million for the nine months ended September 30, 2005. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and equity market conditions, and the timing of disposition of available for sale fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. During the normal course of its operations, the Company bought and sold securities to take advantage of changing market conditions and to reposition its investment portfolio. Since most of the securities in the equity portfolio carried unrealized gains, the sale of securities generated realized investment gains and reduced the unrealized investment gains recorded in the shareholders’ equity section of the balance sheet. The realization of the unrealized market value appreciation or depreciation does not change the Company’s shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Other Income

Other income for the quarters ended September 30, 2005 and 2004 was $9 million and $7 million while for the nine months ended September 30, 2005 and 2004 was $20 million and $13 million, respectively. Other income primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives.

Other income for the third quarter of 2005 included gains in every ART line while other income for the same period of 2004 included losses resulting from higher than normal temperatures in Japan. Other income for the first nine months of 2005 included gains in every ART line. Other income for the first nine months of 2004 included the commutation of two large treaties, which accelerated the recognition of the margin on the treaties, and losses resulting from higher than normal temperatures in Japan.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2005 and 2004 were $64 million and $68 million, respectively, while the nine months ended September 30, 2005 were $211 million compared to $204 million for the same period in 2004. Other operating expenses, comprised primarily of personnel and infrastructure costs, represented 7.0% and 7.2% of net premiums earned (both life and non-life) in the third quarter of 2005 and 2004, and represented 7.8% and 7.3% of net premiums earned (both life and non-life) in the first nine months of 2005 and 2004, respectively.

Three-month results

The overall decrease of 6% for the three months ended September 30, 2005 consisted primarily of a decrease of bonus accrual for the 2005 period, as the 2005 bonuses will be significantly reduced in light of the third quarter catastrophe losses and a decrease in compliance expenses, offset by an increase in salaries due to addition of staff, higher depreciation expenses as well as the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards, whereby equity-based compensation increases with each new grant until the first grant issued after adoption of the fair value method is fully vested. Movements in foreign exchange rates since September 30, 2004 did not have a significant impact on the decrease between the 2005 and 2004 periods.

Nine-month results

The overall increase of 4% for the first nine months of 2005 compared to the same period in 2004 included 2 points of growth resulting from weaker average exchange rates for the U.S. dollar against the euro and other currencies since September 30, 2004. The remainder of the increase consisted primarily of corporate expenses and resulted from the addition of staff and higher compliance expenses as well as the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards, offset by a decrease of bonus accrual for the 2005 period.

Financial Condition and Liquidity and Capital Resources

Investments

Total investments and cash were $9.0 billion at September 30, 2005, compared to $8.4 billion at December 31, 2004. The major factors influencing the net increase in the nine-month period ended September 30, 2005 were:

•	net cash provided by operating activities of $870 million; offset by

•	decrease in the difference between the market value and the cost of the investment portfolio of $73 million;

•	net repurchase of the Company’s common shares under the Company’s equity plans of $58 million due to the proceeds of issuance of common shares under the Company’s equity plans of $19 million, offset by payments for the repurchase of common shares under the Company’s share repurchase program of $77 million;

•	dividend payments on common and preferred shares totaling $89 million;

•	other factors primarily including the net negative influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars amounting to approximately $90 million.

The Company employs a conservative investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s investment strategy allows, to a limited extent, for the use of equity short sales, which represent the sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a close to equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute positive returns. The Company’s investment strategy also allows the use of derivative securities such as financial futures contracts, credit default swaps, written covered call options and designated foreign exchange forwards, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways.

From a risk management perspective, the Company divides its invested assets, which are comprised of total investments and cash and accrued investment income, into two categories: liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow strict investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital fund assets represent the capital of the Company and are invested to maximize total return, subject to strict risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, below investment-grade bonds, convertible securities, preferred stocks and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable as it helps to achieve broader asset diversification and maximizes the portfolio’s total return over time. Since the Company’s allocation to equities is predicated on a long-term strategic investment in this asset class, the Company has the ability, and fully expects to withstand the effects of cyclical market value swings of the broader equity markets on its portfolio.

At September 30, 2005, the liability funds totaled $6.1 billion and were comprised of cash and cash equivalents, short-term investments, and AAA, AA and A rated fixed income securities. The capital funds, which totaled $3.0 billion, were comprised of investment-grade fixed income securities, below investment-grade bonds, convertible securities and equity securities.

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $377 million), consisting in its investment in Channel Re and other investments in non-publicly traded companies, non-publicly traded real estate funds, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

At September 30, 2005, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.2% compared to 3.8% at December 31, 2004, reflecting the interest rate increases during the first nine months of 2005. At the same time, the duration of the Company’s investment portfolio did not change from 3.4 years at December 31, 2004 and September 30, 2005. At September 30, 2005, approximately 93% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 94% at December 31, 2004. The Company’s investment portfolio generated a positive total return of 0.6% for the nine-month period ended September 30, 2005. During 2005, Management kept the portfolio duration shorter than its neutral duration and increased the allocation of capital funds to equity securities. Both these steps contributed to the positive total return, while the stronger U.S. dollar during the first nine months of 2005 mitigated some of this positive performance.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications – “available for sale” and “trading” securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2 to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

At September 30, 2005, investments classified as available for sale comprised 97% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets), with 3% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturities, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities, mortgage and asset-backed securities and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in below investment-grade bonds, which are also classified as available for sale.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at September 30, 2005 were as follows (in millions of U.S. dollars):

	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$714	$2	$(9)	$707
- states or political subdivisions of states of the U.S.	15	—	—	15
- other foreign governments	1,711	46	(2)	1,755
- corporate	2,729	46	(22)	2,753
- mortgage/asset-backed securities	1,444	1	(13)	1,432

Total fixed maturities	6,613	95	(46)	6,662
Short-term investments	240	—	—	240
Equities	1,087	123	(5)	1,205

Total	$7,940	$218	$(51)	$8,107

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

At September 30, 2005, the Company had gross unrealized losses on its fixed maturities of $46 million, of which $43 million was attributable to investment-grade securities and $3 million was attributable to securities rated below investment-grade.

The Company’s investment security with the largest unrealized loss position at September 30, 2005, for which an other-than-temporary impairment charge has not been taken, was a public equity security with a gross unrealized loss of $1.5 million, representing 25.8% of the cost of the security. This security was in an unrealized loss position for less than nine months. The majority of the Company’s total unrealized losses on fixed maturities securities are due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. As of September 30, 2005, Management believes that the Company had no significant unrealized losses, for which an other-than-temporary impairment charge has not been taken, caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value.

The following table presents the continuous periods during which the Company has held investment positions that carried an unrealized loss (excluding investments classified as trading securities) at September 30, 2005 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities	$3,427	$(39)	$250	$(7)	$3,677	$(46)
Short-term investments	237	—	—	—	237	—
Equities	199	(3)	55	(2)	254	(5)

Total	$3,863	$(42)	$305	$(9)	$4,168	$(51)

The market value of the investment securities classified as trading was $220 million and $108 million at September 30, 2005 and December 31, 2004, respectively. Included in the total market value of trading securities at September 30, 2005 was $83 million related to convertible fixed income securities and $137 million related to equity securities. For the nine months ended September 30, 2005 and 2004, the change in net unrealized investment gains and losses on trading securities resulted in a net loss of $7 million being recognized in net realized investment gains and losses in the statements of operations. At September 30, 2005 and December 31, 2004, the net unrealized investment gain on trading securities was approximately $6 million.

Included in net payable for securities purchased at September 30, 2005 was $106 million of equity securities sold but not yet purchased, which represents sales of securities not owned at the time of the sale. The Company had no securities sold but not yet purchased prior to 2005. Included in the change in net unrealized investment gains and losses on trading securities of $7 million (loss) for the nine months ended September 30, 2005, is a change in net unrealized investment gains and losses on equity securities sold but not yet purchased of $6 million (loss).

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at September 30, 2005:

% of Total Fixed Income Securities
Rating Category
AAA	63%
AA	4
A	15
BBB	11
Below investment-grade/unrated	7

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at September 30, 2005, by contractual maturity date is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$725	$725
More than one year through five years	2,532	2,533
More than five years through ten years	1,755	1,785
More than ten years	397	427

Subtotal	5,409	5,470
Mortgage/asset-backed securities	1,444	1,432

Total	$6,853	$6,902

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at September 30, 2005, was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$400	$399	$(1)
More than one year through five years	1,358	1,338	(20)
More than five years through ten years	730	719	(11)
More than ten years	109	108	(1)

Subtotal	2,597	2,564	(33)
Mortgage/asset-backed securities	1,363	1,350	(13)

Total	$3,960	$3,914	$(46)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the nine months ended September 30, 2005 were $6,916 million. Realized investment gains and losses on securities classified as available for sale for the nine months ended September 30, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Gross realized gains	$208	$109
Gross realized losses excluding other-than-temporary impairments	(65)	(42)
Other-than-temporary impairments	(4)	(8)

Total net realized investment gains on securities classified as available for sale	$139	$59

Refer to the section titled Net Realized Investment Gains above for a reconciliation between net realized investment gains on investments classified as available for sale and net realized investment gains in the statements of operations.

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

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $4.4 million and $8.0 million, for the nine months ended September 30, 2005 and 2004, respectively. Typically, the Company considers impairment to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the statements of operations, which reduce net income. Temporary losses are recorded as unrealized investment losses, which do not impact net income but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately in net income. See Note 8 to Unaudited Condensed Consolidated Financial Statements in Item I for a discussion of FSP FAS 115-1. The adoption of FSP FAS 115-1 is not expected to have a significant impact on the net income or equity of the Company.

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of September 30, 2005 and December 31, 2004, the Company recorded $991 million and $1,100 million, respectively, of funds held assets on its balance sheets, representing 8% and 9%, respectively, of the Company’s total assets. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the cedant with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

Approximately 61% of the funds held assets at September 30, 2005 earn investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at September 30, 2005, ranged from 1.5% to 6.0%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is exposed only to the credit risk of the cedant.

With respect to the remainder of the funds held assets at September 30, 2005, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the cedant, including fluctuations in the market value of the underlying assets (one such treaty is a retrocessional agreement under which the Company receives less data than is generally received under a direct reinsurance agreement). In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the cedant, the risk of loss to the Company is somewhat mitigated, as the Company generally has the ability to offset a shortfall in the funds held assets with amounts owed to the cedant. The Company also has several property and casualty treaties in which the investment performance of the net funds held corresponds to the interest income on the assets held by the cedant; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At September 30, 2005, the cumulative value of such embedded derivatives was determined to be a gain of approximately $11 million, which is offset by an equivalent but negative adjustment to deferred acquisition costs.

Unpaid Losses and Loss Expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At September 30, 2005 and December 31, 2004, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,452 million and $5,767 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $6,271 million and $5,614 million, respectively. During the first nine months of 2005, the Company incurred net non-life losses and loss expenses of $2,027 million and paid net non-life losses and loss expenses of $1,071 million. Additionally, the U.S. dollar was stronger against most European currencies during the first nine months of 2005 and this resulted in a reduction of the non-life reserves for unpaid losses and loss expenses of $299 million. The incurred losses for the nine month periods ended September 30, 2005 included large catastrophic losses of $743 million of which $660 was related to hurricanes Katrina and Rita and the Central European floods in the third quarter, $63 million was related to Winterstorm Erwin and $20 million was related to a single loss in the energy line in Canada in the first quarter. The non-life ratio of paid losses to net premiums earned was 44% and 45% for the three months and nine months ended September 30, 2005, respectively, while the non-life ratio of paid losses to incurred losses was 35% and 53% for the three months and nine months ended September 30, 2005. The lower non-life ratio of paid losses to incurred losses in the third quarter resulted from the high losses incurred during the third quarter on hurricanes Katrina and Rita, as well as the Central European floods. Policy benefits for life and annuity contracts were $1,237 million and $1,277 million at September 30, 2005 and December 31, 2004, respectively. The decrease in the life reserves for the first nine months of 2005 was principally due to the strengthening of the U.S. dollar against most European currencies which resulted in a reduction of policy benefits for life and annuity contracts of approximately $87 million.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Management believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2005.

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

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2004 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at September 30, 2005 have not changed significantly since December 31, 2004, except for an increase of approximately $697 million in estimated unpaid losses and loss expenses resulting from an exceptionally high level of large catastrophic events in the third quarter. The Company’s estimated unpaid losses and loss expenses of approximately $697 million related to hurricanes Katrina and Rita as well as the Central European floods are not fixed amounts payable pursuant to contractual commitments and do not have a fixed payment term. The Company estimates the claims payments related to these estimates will occur as follows (in millions of U.S. dollars):

	Total	< 1 year	1- 3 years	3 –5 years	> 5 years
Unpaid losses and loss expenses	$697	40	$600	$50	$7

Please refer to the section titled Subsequent Events below for a discussion of the forward sale agreement and loan agreement entered into by the Company subsequent to September 30, 2005 and the related contractual obligations.

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

ii.	a maximum ratio of total debt to total capitalization of 35% (for the purposes of this covenant, “debt” does not include trust preferred securities); and

iii.	a minimum consolidated tangible net worth of $2,100 million, for periods ended prior to or on June 30, 2006, and $2,100 plus 50% of cumulative net income (if positive) since July 1, 2005 through the most recent June 30 or December 31, for periods subsequent to June 30, 2006. For the purposes of this covenant, consolidated tangible net worth includes trust preferred securities and excludes goodwill. Minimum tangible net worth required at September 30, 2005 was $2,100 million.

Included in the total credit facilities available to the Company at September 30, 2005, is a $700 million five-year syndicated, unsecured credit facility, which the Company amended and restated on September 30, 2005 to extend the tenor of the facility to September 30, 2010.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum rating of A- or better from A.M. Best, the pricing on the facility will not change significantly. The Company is currently rated A+ by A.M. Best Company.

The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At September 30, 2005, the Company was not in breach of any of the covenants under its facilities. Its total debt to total capitalization ratio was 6.3% and its consolidated tangible net worth (as defined under the terms of these facilities) was $2,855 million.

Please refer to the section titled Subsequent Events below for a discussion of the loan agreement entered into by the Company subsequent to September 30, 2005.

Shareholders’ Equity and Capital Management

Shareholders’ equity at September 30, 2005, was $3.1 billion compared to $3.4 billion at December 31, 2004. The major factors contributing to the net decrease in shareholders’ equity in the nine-month period ended September 30, 2005 were:

•	a net loss of $17 million;

•	a $62 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity resulting from both changes in fair value due to the increase in interest rates as well as the strengthening of the U.S. dollar;

•	a net decrease in common shares and additional paid-in capital of $48 million, due to the issuance of common shares under the Company’s equity plan of $29 million, offset by the repurchase of common shares of $77 million under the Company’s share repurchase program;

•	dividends declared on both the Company’s common and preferred shares of $88 million; and

•	a $52 million negative effect of the currency translation adjustment resulting from the translation of PartnerRe SA’s financial statements into the U.S. dollar.

The Company continuously evaluates the capital needed to support its operations. Since December 31, 2004, the Company has observed an orderly but gradual deterioration in market conditions and, until the industry experienced an unusual amount of large catastrophic losses in the third quarter of 2005, the Company expected pricing and terms and conditions would continue to decline for many lines during the remainder of 2005 and into 2006. In light of these market conditions, the Company repurchased 1,241,849 of its common shares, for an amount of $77 million, during the first nine months of 2005.

In May 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of 3.5 million common shares, which effectively reinstated an authorized repurchase level of 5 million common shares. As of September 30, 2005, the Company has approximately 4.3 million common shares remaining under its current share repurchase authorization of 5 million common shares.

As part of its long-term strategy, the Company will continue to actively manage capital for the benefit of the shareholders throughout the reinsurance cycle, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. As discussed previously in this report, the third quarter of 2005 was unprecedented in terms of natural disasters, including hurricane Katrina, the largest insured event in history, and the fourth quarter has already seen one large natural loss event as hurricane Wilma hit Mexico and south Florida in October and is expected to cause a sizeable loss to the insurance industry. As the Company believes that the losses experienced during the third quarter and the increased frequency of large natural catastrophic losses will reverse the current downward trend in the overall reinsurance market and the Company intends to pursue growth in lines of business that meet its profitability objectives, the Company has entered into capital transactions to raise long-term debt and equity subsequent to September 30, 2005. Refer to the section titled Subsequent Events below for a description of these transactions.

The table below sets forth the capital structure of the Company at September 30, 2005 and December 31, 2004 (in millions of U.S. dollars):

	September 30, 2005		December 31, 2004
Capital Structure (1):
Long-term debt	$220	6%	$220	6%
Trust preferred securities (2)	200	6	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	8	290	8
6.5% Series D cumulative preferred shares, aggregate liquidation	230	7	230	6
Common shareholders’ equity	2,565	73	2,832	75

Total Capital	$3,505	100%	$3,772	100%

(1)	Refer to the section titled Subsequent Events below for a description of capital transactions entered into by the Company subsequent to September 30, 2005.
(2)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its balance sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flow to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash flows from operations for the nine months ended September 30, 2005 decreased to $870 million from $998 million in the same period in 2004. This decrease in cash flows is primarily attributable to a lower volume of premiums received and a higher paid to net premiums earned ratio in the first nine months of 2005 compared to the same period in 2004. The increase in paid losses relates to payments on 2004 losses, including the Atlantic hurricanes, made in the 2005 period. The decrease in cash flows is partially offset by an increase in cash receipts related to the increase in net investment income of 24% for the first nine months of 2005 compared to the corresponding 2004 period. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past year.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses and dividends to both common and preferred shareholders. In addition, the Company also had cash outflows for the repurchase of its common shares under the share repurchase program. Corporate expenses were $40 million, common dividends paid were $62 million in the form of quarterly dividends of $0.38 per common share and preferred dividends paid were $26 million for the first nine months of 2005. Considering the Company’s issuance of common shares after September 30, 2005 (Refer to section titled Subsequent Events below), and assuming a constant dividend rate in 2005, the Company would pay a total of approximately $84 million in dividends for common shareholders and approximately $35 million in dividends for preferred shareholders in 2005.

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

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. PartnerRe U.S. Holdings and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred securities outstanding. Interest payments on the long-term debt are made semiannually. PartnerRe U.S. Holdings and its subsidiaries have paid interest of $19 million on the long-term debt and the trust preferred securities during the first nine months of 2005. The Company expects to pay a total of approximately $29 million of interest on the long-term debt and on the trust preferred securities in 2005.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of the loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2005 and 2006, absent a series of unusual catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from the operating cash flows, the Company would need to liquidate a portion of its investment portfolio or arrange for financing.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s $700 million syndicated unsecured credit facility. As of September 30, 2005, there were no borrowings under this line of credit.

Financial strength ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect the Company’s ability to write business. The following are the Company’s claims paying and financial strength ratings at September 30, 2005:

Standard & Poor’s	AA-
Moody’s	Aa3
A.M. Best	A+
Fitch	AA

In the event of a downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured credit rating.

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At September 30, 2005, the Company was in compliance with all required covenants, and no conditions of default related to any of the Company’s debt or capital securities existed.

Off-Balance Sheet Arrangements

At September 30, 2005, the Company is not party to any off-balance sheet arrangements that Management believes are reasonably likely to have a material current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. On October 25, 2005, the Company entered into a forward sale agreement related to its common shares. Refer to the section titled Subsequent Events below for a description of this agreement.

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

The value of the U.S. dollar strengthened approximately 12% against the euro and the Swiss franc, 9% against the Japanese yen and the British pound and weakened 3% against the Canadian dollar in the first nine months of 2005. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in euro, Swiss franc, Japanese yen and British pound and an increase for assets and liabilities denominated in Canadian dollar in the first nine months of 2005.

Net foreign exchange losses amounted to $4 million for the nine months ended September 30, 2005 compared to a gain of $2 million for the corresponding period in 2004. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement, (iii) the impact of the Company’s foreign currency hedging strategy, and (iv) the classification in the Company’s statements of operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Recent Accounting Pronouncements

See Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this document.

Recent Development

At the end of 2004, the Company incorporated three subsidiaries, including a holding company, an insurance and a reinsurance company, in Ireland. During the first quarter of 2005, the insurance and reinsurance subsidiaries received licenses to conduct insurance and reinsurance operations, respectively, and began operations in the second quarter of 2005. The Company expects the volume of business written by the Irish companies will not have a significant impact on its overall results or any individual segment results in 2005.

Subsequent Events

Hurricane Wilma

Hurricane Wilma hit Mexico and south Florida on October 23 and 24 and is expected to cause a sizeable loss to the insurance industry. The Company expects it will incur claims representing approximately 3% of the estimated $2.0 to $2.5 billion total insured industry loss in Mexico, and approximately 1% of the estimated $8 to $13 billion total insured industry loss in Florida.

Common Share Issuance

On October 25, 2005, the Company sold 2,448,980 common shares at $61.25 per share, net of underwriting discounts, to Citigroup Global Markets Inc. in a block trade. Under this transaction, the Company raised $149 million, net of underwriting discounts and other transaction costs, which will be recorded as an increase in the Company’s common shareholders’ equity in the fourth quarter. The Company will use the proceeds of this capital issuance for general corporate purposes.

Forward Sale Agreement

The Company entered into a forward sale agreement dated October 25, 2005 under which it will sell 6,732,590 of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company over the next three years. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in three years, subject to a maximum price per share of $79.63 and a minimum price per share of $59.41. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Contract fees of $29 million related to the forward sale agreement will be recorded against additional paid-in capital in the fourth quarter. Prior to the issuance of shares under the forward sale agreement, this transaction will have no other impact on the Company’s common shareholders’ equity and the Company will calculate the dilution related to the forward sale agreement using the treasury method prescribed under SFAS 128 “Earnings per Share”. The Company expects this instrument will be dilutive only if the Company’s share price exceeds the maximum price per share of $79.63 prior to the sale of shares.

Long-term Debt

The Company has entered into a loan agreement with Citibank, N.A. on October 25, 2005 under which the Company has borrowed $400 million. The loan will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50%, and the loan agreement contains covenants and events of default substantially identical to those contained in the Company’s existing credit facility. The loan will mature on April 27, 2009. The Company will not be permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. Citibank, N.A. has pledged its rights under the loan agreement, including the proceeds of any repayment or syndication of the loan, to the Company to secure its obligations to pay the purchase price to the Company under the forward sale agreement, subject to Citibank, N.A.’s right to substitute cash collateral. The Company expects that investment income on the loan proceeds will offset the incremental interest expense on the loan. The Company will use the proceeds of this loan for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

The Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (“liability funds”) and those assets that represent shareholder capital (“capital funds”). At September 30, 2005, liability funds represented 67% (or $6.1 billion) of the Company’s total invested assets. Liability funds are invested in a way that matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. As the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At September 30, 2005, capital funds represented 33% (or $3.0 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile such as common stock, convertible and high-yield bonds, private equity investments and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

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

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. This process involves matching the duration of the investment portfolio to the estimated duration of the liabilities. For loss reserves and policy benefits related to non-life and traditional life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to annuity business, the Company estimates duration based on its commitment to annuitants. The Company believes that this matching process mitigates the overall interest rate risk on an economic basis.

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

At September 30, 2005, the Company held approximately $1,432 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At September 30, 2005, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $257 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage/asset-backed securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the negative or positive effect on invested assets on an economic basis, although the offset would not be reflected on the Company’s balance sheets.

As noted above, the Company strives to match the foreign currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the foreign currency mix of the Company’s fixed income portfolio at the time of the interest rate changes. See section titled Foreign Currency Risk below.

Interest rate movements also affect the economic value of the Company’s outstanding fixed-rate debt obligation and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the balance sheet. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities at September 30, 2005, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$220	$226
Trust preferred securities (1)	200	205
Series C cumulative preferred shares	290	292
Series D cumulative preferred shares	230	229

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its balance sheets.

Fair value of the outstanding fixed-rate long-term debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of market interest rates, which is lower than the original interest rate on the debt of 5.81%. For the Company’s trust preferred securities, Series C cumulative preferred shares and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

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

Even though the Company is able to match its liability funds against its insurance-related liabilities both by currency and duration, resulting in a natural hedge, it does enter into designated hedges to protect the value of its investment portfolio. Additionally, the Company does not maintain invested assets in currencies for which its liability exposures are not material or in countries where it is unable or impractical to maintain investments. In such cases, the Company does not have such a natural hedge and is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material. For the non–U.S. dollar currencies for which the Company deems the liability exposures to be material, the Company employs a hedging strategy utilizing derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. To the extent that the Company has net asset positions invested in non–U.S. dollar currencies, forward currency contracts and other derivatives may be used to hedge these non–U.S. dollar currency exposures. (See Note 2(k) to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for additional information concerning the Company’s currency hedging activities.)

As a second strategy, the Company maintains capital funds primarily in U.S. dollar investments. An additional factor mitigating the Company’s foreign currency risk is the ongoing nature of its reinsurance operations. Cash receipts in foreign currencies from premiums can be used to pay claims and expenses incurred in the same currency.

At September 30, 2005, approximately 57% of the Company’s liability funds were in U.S. dollar denominated instruments and 43% were non–U.S. dollar denominated investments, while the Company’s unpaid losses and loss expenses were approximately 53% denominated in U.S. dollar and 47% were non–U.S. dollar reserves.

The table below summarizes the Company’s gross and net exposure on its September 30, 2005 balance sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$1,874	$331	$435	$26	$—	$180	$2,846
Other net liabilities	(1,633)	(236)	(386)	(111)	(39)	(415)	(2,820)

Total foreign currency risk	241	95	49	(85)	(39)	(235)	26
Total derivative amount	98	(81)	46	74	31	254	422

Net foreign currency exposure	$339	$14	$95	$(11)	$(8)	$19	$448

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s balance sheet.

The above numbers include the Company’s investment in PartnerRe SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar, both of which the Company does not hedge, partially offset by net short exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $45 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At September 30, 2005, approximately 63% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) and 82% was rated A- or better. At September 30, 2005, 7% of the Company’s fixed income portfolio was rated below investment-grade. These percentages were comparable to December 31, 2004. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on fixed income investments to an acceptable level. To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other as opposed to the nominal amount of the contracts. At September 30, 2005, the Company’s absolute nominal value of foreign exchange forward contracts was $2,296 million, while the net value of those contracts was $1 million.

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

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor for any other reason the value of the funds held balances due to the Company. However, the Company’s credit risk is mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk. The Company is also exposed to a limited extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at September 30, 2005, were $1,521 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made, as necessary, for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $206 million and the amount of the allowance provided for uncollectible reinsurance recoverable was $14 million at September 30, 2005.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale ($1,205 million at September 30, 2005). The Company also holds marketable equity securities classified as trading securities ($137 million at September 30, 2005). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $106 million at September 30, 2005, which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk. The Company reviews these assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investment in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.83. Beta measures the response of an individual stock’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 8.3% increase or decrease in the market value of the Company’s equity portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its subsidiaries.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of September 30, 2005, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While none of this is expected by Management to have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program
07/01/2005-07/31/2005	46,800	$63.45	46,800	4,851,800
08/01/2005-08/31/2005	558,149	$62.95	558,149	4,293,651
09/01/2005-09/30/2005	—	—	—	4,293,651

Total	604,949	$62.99	604,949

(1)	The Company repurchased an aggregate of 604,949 of its common shares in the open market during the third quarter of 2005 pursuant to its repurchase program.
(2)	On May 10, 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million common shares remaining under the prior authorization announced by the Company in May 2004, for a total up to 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association

3.2	Amended and Restated Bye-laws

10.1	PartnerRe Ltd. 2003 Non-Employee Directors Plan

10.2	PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd.
(Registrant)

By:	/s/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: November 9, 2005

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: November 9, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended Memorandum of Association *

3.2	Amended and Restated Bye-laws ‡

10.1	PartnerRe Ltd. 2003 Non-Employee Directors Plan

10.2	PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement

11.1	Statements Regarding Computation of Net Income Per Common and Common Equivalent Share

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
‡	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 6, 2004.

1