Form 10-K
period 2005-12-31
PARTNERRE LTD
filed 2006-03-02
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒     Accelerated Filer  ☐     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2005), was $3,515,730,261 based on the closing sales price of the Registrant’s common shares of $64.42 on that date.

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of February 22, 2006 was 56,731,270.

Documents Incorporated by Reference:

Document		Part(s) Into Which Incorporated
(1)	Proxy Statement to be used in conjunction with the Annual General Meeting of Shareholders to be held May 12, 2006 (the Proxy Statement). With the exception of sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.	Part III

PART I

ITEM 1. BUSINESS

General

PartnerRe Ltd. (the Company or PartnerRe), incorporated in Bermuda on August 24, 1993, is an international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

In 1997, recognizing the limits of a continued monoline strategy, the Company shifted its strategic focus to execute a plan to become a leading multi-line reinsurer. Through both organic growth and strategic acquisitions, the Company moved to capitalize on the benefits of diversification – both in terms of geography and business lines. In July 1997, the Company completed the acquisition of SAFR (subsequently renamed Partner Re SA), a well-established global professional reinsurer based in Paris, and in December 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Re, further enhancing the Company’s expansion strategy. In August 2000, the Company concluded the sale of PartnerRe Life Insurance Company of the U.S., and its subsidiaries (collectively, PartnerRe Life U.S.) to SCOR Group.

In late 2004, the Company formed two operating subsidiaries in Ireland, Partner Reinsurance Ireland Limited (Partner Reinsurance Ireland) and PartnerRe Ireland Insurance Limited (PartnerRe Ireland Insurance). Both companies became operational in 2005.

Business Strategy

The Company views its business as the assumption and management of risk in the reinsurance industry. Its strategy is focused on seeking to ensure that the Company reaches its goals for appropriate profitability. Operating Return on Equity is one of the principal metrics used by Management to measure the Company’s financial results, and consequently the Company has set a goal of 13% Operating Return on Equity over a reinsurance cycle. Operating Return on Equity is obtained by dividing operating earnings by the net book value of the common shareholders’ equity at the beginning of the year. Operating earnings are obtained by subtracting net realized investment gains or losses (net of tax) from net income available to common shareholders. Net income available to common shareholders is defined as net income less preferred share dividends. The net book value of the common shareholders’ equity is obtained by subtracting the aggregate liquidation value of the preferred shares from total shareholders’ equity.

The Company has adopted the following five-point strategy:

Diversify risk across products and geographies: PartnerRe writes most lines of business in 150 countries worldwide. The Company’s geographic spread of premiums mirrors that of the global reinsurance industry. Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to reinsurance business opportunities worldwide, and reduces the overall volatility of results. The reinsurance business is cyclical, but cycles by line of business and by geography are not synchronized. This diversification strategy positions the Company to take advantage of attractive markets anywhere in the world.

Maintain risk appetite moderately above the market: PartnerRe is in the business of assuming risk for an adequate return. The Company’s products address accumulation risks, complex coverage issues and large exposures faced by clients. The Company’s willingness and ability to provide these coverages make PartnerRe an important reinsurer to many of the world’s insurance companies. The Company seeks to focus its book of business on those lines of business and market segments where it perceives greatest potential for profit in the near term. This means a high proportion of the business written by the Company is in severity lines of business such as casualty, catastrophe, specialized property and aviation, although the Company also writes frequency lines of business such as property, motor, workers’ compensation and employers’ liability, which have historically provided modestly lower levels of returns.

Actively manage capital across the portfolio and over the cycle: In order to manage capital across a portfolio and over a cycle, the Company believes two things are critical: an appropriate and common measure of risk adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or to return to the shareholders. To achieve effective and efficient capital allocation, the Company has an intense focus on operating return on equity. This discipline and focus, supported by strong actuarial and financial analysis, allows the Company to make well-informed decisions at the underwriting and pricing level, as well as in the allocation of capital within its portfolio of reinsurance businesses.

Add value through underwriting and transactional excellence: Underwriting and transactional excellence are achieved in three principal ways: through the quality of the Company’s people, the structure they operate in, and the effectiveness of various processes and tools. Maintaining continuity and depth in the Company’s management, underwriting, actuarial and financial areas is critical to this strategy. Equally as important, the Company believes, is organizing its operations around geography, lines of business, distribution or client characteristics and providing and building the right infrastructure to continually improve its capabilities in all transactional areas: underwriting, financial reporting and controls, reserving, pricing and claims.

Achieve superior returns on invested assets in the context of a disciplined risk framework: Strong underwriting must be complemented with prudent financial management, careful reserving and superior asset management in order to achieve the Company’s targeted returns. The Company is committed to maintaining a strong and transparent balance sheet and achieving superior investment returns by gradually expanding its investment portfolio into new risk classes, many of which have more connection with capital markets than with traditional reinsurance markets.

Reinsurance Operations

General

The Company provides reinsurance, which is a specialized service and risk management solution, for its clients in 150 countries around the world. Through its subsidiaries, the Company provides reinsurance of non-life and life risks of ceding companies (primary insurers, cedants or reinsureds) through treaties or on a facultative basis, on either a proportional or non-proportional basis. The Company’s offices are located in Bermuda, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich.

In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the ceding company a commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant.

Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a level, retention or attachment point. Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a program and is typically placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the upper limit of the program reverts to the ceding company.

Facultative reinsurance (proportional or non-proportional) is the reinsurance of individual risks. The reinsurer separately rates and underwrites each risk rather than assuming all or a portion of a class of risks as in the case of treaty reinsurance.

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART (Alternative Risk Transfer) and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (U.S. P&C), Global (Non-U.S.) Property and Casualty (Global (Non-U.S). P&C) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. Together, the Non-life and ART segments represent all of the Company’s non-life business.

The U.S. P&C sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S.

The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance and PartnerRe SA.

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

The ART segment includes structured risk reinsurance, structured finance and weather-related products, and since the second quarter of 2004, includes the results of the Company’s investment in Channel Re, a non-publicly traded financial guarantee reinsurer based in Bermuda.

The Life segment includes life, health and annuity lines of business.

Following is a description of specific lines of business written by the Company:

Property—Property business provides reinsurance coverage to insurers for property damage or business interruption losses resulting from fires, catastrophes and other perils covered in industrial and commercial property and homeowners’ policies and is written predominantly on a treaty proportional basis. Property reinsurance contracts are generally all risk in nature. The Company’s most significant exposure is typically to losses from windstorm and earthquake, although the Company is exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. The Company’s predominant exposure under these property coverages is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under a property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company’s property reinsurance treaties generally exclude certain risks such as war, nuclear, biological and chemical contamination, radiation and environmental pollution.

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

Agriculture—The Company reinsures, primarily on a proportional basis, risks such as flood, drought, hail and disease related to crops, livestock and aquaculture.

Aviation/Space—The Company provides specialized reinsurance protection in airline, general aviation and space insurance business primarily on a non-proportional basis. Its space business relates to coverages for satellite assembly, launch and operation for commercial space programs.

Catastrophe—The Company provides property catastrophe reinsurance protection, written primarily on a non-proportional basis, against the accumulation of losses caused by windstorm, earthquake, flood or by any other natural hazard that is covered under a comprehensive property policy. Through the use of underwriting tools based on proprietary computer models developed by its research team, the Company combines natural science with highly professional underwriting skills, in order to offer capacity at a price commensurate with the risk.

Credit/Surety—Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers and the surety line relates primarily to bonds and other forms of security written by specialized surety insurers.

Engineering/Energy—The Company provides reinsurance for engineering projects throughout the world predominantly on a proportional and facultative basis through treaty and facultative arrangements and provides coverage for the onshore oil and gas industry, mining, power generation and pharmaceutical operations.

Marine—The Company provides reinsurance protection and technical services relating to marine hull, cargo, transit and offshore oil and gas operations on a proportional and non-proportional basis.

Special Risk—The Company provides specialized reinsurance protection for non-U.S. property and casualty business that requires specialized underwriting expertise due to the nature of the underlying risk or the complexity of the reinsurance treaty. This reinsurance protection is offered on a proportional, non-proportional and facultative basis.

ART—The Company supplies (re)insurance and other financial products that provide various types of property and casualty, weather and credit protection to clients. These products include structured reinsurance of property and casualty risks, weather derivatives and total return swaps referencing asset backed securities. Clients for these products include insurance companies, financial institutions and industrial companies. When this protection is in the form of reinsurance, the contracts may be written on either a proportional, non-proportional or facultative basis. The Company also has exposure to financial guaranty reinsurance through its investment in Channel Re.

Life/Annuity and Health—Life treaties provide reinsurance coverage to primary life insurers and pension funds with respect to individual and group life and health risks. Annuity treaties provide reinsurance coverage to insurers who issue annuity contracts offering long-term retirement benefits to consumers who seek protection against outliving their financial resources. Life business is written on both a proportional and non-proportional basis, primarily through treaty arrangements.

The Company’s business is produced both through brokers, and through direct relationships with insurance companies. In North America, most business is written through brokers, while in the rest of the world most business is written on a direct basis.

During the year ended December 31, 2005, the Company had one broker relationship that was the source for 10% or more of its gross premiums written. Aon Group accounted for approximately $580 million, or 16% of total gross premiums written, which represented 21% of the gross premiums written in the U.S. P &C sub-segment, 16% of the gross premiums written in the Global (Non-U.S.) P&C sub-segment, 13% of the gross premiums written in the Worldwide Specialty sub-segment, 32% of the gross premiums written in the ART segment and 14% of the gross premiums written in the Life segment.

The Company’s business is geographically diversified with premiums being written in 150 countries. See Note 18 to Consolidated Financial Statements in Item 8 of Part II of this report, for additional disclosure of the geographic distribution of gross premiums and financial information about segments and sub-segments.

Risk Management, Underwriting, Underwriting Risk and Exposure Controls, Retrocessions and Claims

Risk Management

In the reinsurance industry, the core of the business model is the assumption of risk. Hence, risk management entails both the determination of an optimum risk-adjusted appetite for assumed business risks, and the reduction or mitigation of risks for which the organization is either not sufficiently compensated, or those risks that could threaten the achievability of its objectives.

All business decisions entail a risk/return trade-off. In the context of assumed business risks, this requires an accurate evaluation of risks to be assumed, and a determination of the appropriate economic returns required as fair compensation for such risks. For other than voluntarily assumed business risks, the decision relates to comparing the probability and potential severity of a risk event against the costs of risk mitigation strategies. In many cases, the potential impact of a risk event is so severe as to warrant significant, and potentially expensive, mitigation strategies. In other cases, the probability and potential severity of a risk does not warrant extensive risk mitigation.

The Company sets its appetite for assumed business risks such that it seeks to provide value to its clients, and adequate risk-adjusted returns to its shareholders, but that does not overexpose the Company to any one or series of related risks. Other than assumed business risks are mitigated to the extent the risk mitigation strategies provide a positive return on the Company’s investment.

The Company utilizes a multi-level risk management structure, whereby critical exposure limits, return requirement guidelines, capital at risk modeling and key policies are established by the Executive Management and Board of Directors (Board), but day-to-day execution of risk assumption activities and related risk mitigation strategies are delegated to the business units. Reporting on risk management activities is integrated within the Company’s annual planning process, quarterly operations reports, periodic reports on exposures and large losses, and presentations to the Executive Management and Board. Individual business units employ, and are responsible for reporting on, operating risk management procedures and controls, while Group Internal Audit periodically tests these controls to ensure ongoing compliance.

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

Underwriting Risk and Exposure Controls

Because the Company underwrites volatile lines of business, such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company manages its exposure to catastrophic and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification by geographic area and by types and classes of business, and (iv) to a certain extent by purchasing retrocessional reinsurance.

The Company generally underwrites risks with specified limits per treaty program. Like other reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as windstorm, flood or earthquake, or another catastrophe. Any such catastrophic event could generate insured losses in one or many of the Company’s reinsurance treaties and facultative contracts in one or more lines of business. The Company considers such event scenarios as part of its evaluation and monitoring of its aggregate exposures to catastrophic events including the catastrophe business. The Company reinsures a portion of the risks it underwrites in an effort to control its exposure to losses and to mitigate the effect of any single major event or the frequency of medium-sized claims. See Retrocessions.

Retrocessions

The Company uses retrocessional agreements to a limited extent to reduce its exposure on certain specialty reinsurance risks assumed. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The Company also utilizes retrocessions in the life reinsurance area to manage the amount of per-event and per-life risks to which it is exposed.

The Company remains liable to its cedants to the extent the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. Reinsurance losses recoverable (from retrocessionaires) are reported after allowances for uncollectible amounts. The Company holds collateral, including escrow funds, securities and letters of credit, under certain retrocessional agreements. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit agency ratings being important criteria. Provisions are made for amounts considered potentially uncollectible. At December 31, 2005, the Company had $218 million of reinsurance recoverables under such arrangements and had established an allowance for uncollectible reinsurance balances recoverable of $14 million, which represented less than 7% of the balances.

Claims

In addition to managing and settling reported claims and consulting with ceding companies on claims matters, the Company conducts periodic audits of specific claims and the overall claims procedures at the offices of ceding companies. The Company attempts to evaluate the ceding company’s claim adjusting techniques and reserve adequacy and whether it follows proper claims processing procedures. The Company also provides recommendations regarding procedures and processing to the ceding company.

Within the Company’s claims department, there is a special unit that provides central supervision and management of certain long-tail liability claims, including those related to environmental and similar exposures. See Reserves—Asbestos, Environmental and Other Exposures.

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

The liability for unpaid losses and loss expenses for non-life business includes amounts determined from loss reports on individual cases as reported by ceding companies, additional case reserves when the Company’s loss estimate is higher than that reported by ceding companies, and amounts for losses incurred but not reported (IBNR). Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be actuarially determined based upon industry experience and Management’s judgment. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

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

Note 4 to Consolidated Financial Statements in Item 8 of Part II of this report provides a reconciliation of beginning and end of year balances of unpaid losses and loss expenses for non-life business for the years ended December 31, 2005, 2004 and 2003. See Critical Accounting Policies in Item 7 of Part II of this report for a discussion of the Company’s reserving process.

Changes in Reserves

The following table shows the development of net reserves for unpaid losses and loss expenses for non-life business. The table begins by showing the initial year-end gross and net reserves, including IBNR, recorded at the balance sheet date for each of the ten years presented. For years prior to 1997, the Company’s gross and net reserves were equal as no retrocessional protection was purchased. The next section of the table shows the re-estimated amount of the initial net reserves for up to ten subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial net reserves and the currently re-estimated net liabilities. Annual changes in the estimates are reflected in the income statement for each year, as the liabilities are re-estimated. Reserves denominated in foreign currencies are revalued at each year-end’s foreign exchange rates.

The lower section of the table shows the portion of the initial year-end net reserves that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future. Claims paid are converted to U.S. dollars at the average foreign exchange rates during the year of payment and are not revalued at the current year foreign exchange rates. Because claims paid in prior years are not revalued at the current year’s foreign exchange rates, the difference between the cumulative claims paid at the end of any given year and the immediately previous year represents the claims paid during the year.

Development of Loss and Loss Expense Reserves

(in thousands of U.S. dollars)

	1995	1996	1997(1)	1998(2)	1999	2000	2001	2002	2003	2004	2005
Gross liability for unpaid losses and loss expenses	$68,426	$59,866	$1,098,527	$2,649,380	$2,616,556	$2,386,032	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661
Retroceded liability for unpaid losses and loss expenses	—	—	126,112	257,398	205,982	203,180	214,891	217,777	175,685	153,018	185,280

Net liability for unpaid losses and loss expenses	$68,426	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381
Net liability re-estimated as of:
One year later	68,426	59,866	949,203	2,189,064	2,376,763	2,111,483	3,035,309	3,806,231	4,688,964	5,006,767
Two years later	68,426	18,632	869,741	2,010,885	2,205,861	2,302,284	3,310,898	3,975,926	4,301,161
Three years later	43,134	16,373	851,427	1,912,869	2,316,164	2,489,601	3,456,250	3,781,574
Four years later	41,102	15,395	809,959	1,948,521	2,448,562	2,611,045	3,326,527
Five years later	40,124	15,013	832,798	2,044,481	2,540,927	2,513,123
Six years later	39,742	15,112	883,067	2,103,952	2,461,178
Seven years later	39,809	16,237	918,291	2,036,754
Eight years later	40,840	15,324	884,965
Nine years later	39,959	15,098
Ten years later	39,758

Cumulative redundancy (deficiency)	$28,668	$44,768	$87,450	$355,228	$(50,604)	$(330,271)	$(535,790)	$(340,935)	$278,213	$606,844
Cumulative amount of net liability paid through:
One year later	29,112	8,623	231,454	537,682	778,382	615,276	923,165	1,126,882	1,120,756	1,250,534
Two years later	33,911	11,653	362,692	815,231	1,060,797	960,288	1,391,301	1,713,953	1,573,312
Three years later	36,635	13,515	410,342	988,069	1,260,298	1,163,105	1,740,277	1,993,947
Four years later	38,347	13,821	417,613	1,089,279	1,373,693	1,354,886	1,924,833
Five years later	38,653	13,943	450,723	1,158,620	1,508,343	1,465,515
Six years later	38,775	14,012	472,093	1,239,898	1,580,951
Seven years later	38,812	14,115	513,089	1,291,049
Eight years later	38,896	14,265	539,436
Nine years later	39,011	14,270
Ten years later	39,015

(1)	Liability for unpaid losses and loss expenses includes, for the first time, PartnerRe SA, which the Company acquired in July 1997.
(2)	Liability for unpaid losses and loss expenses includes, for the first time, Winterthur Re, which the Company acquired in December 1998.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves provided above (in thousands of U.S. dollars):

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Reconciliation of gross reserves:
Gross liability re-estimated as of December 31, 2005	$39,758	$15,098	$1,005,479	$2,272,041	$2,671,228	$2,740,665	$3,565,068	$4,010,577	$4,453,218	$5,135,219
Re-estimated retroceded liability	—	—	120,514	235,287	210,050	227,542	238,541	229,003	152,057	128,452

Net liability re-estimated as of December 31, 2005	$39,758	$15,098	$884,965	$2,036,754	$2,461,178	$2,513,123	$3,326,527	$3,781,574	$4,301,161	$5,006,767

Gross cumulative redundancy (deficiency)	$28,668	$44,768	$93,048	$377,339	$(54,672)	$(354,633)	$(559,440)	$(352,161)	$301,841	$631,410

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being to the euro, British pound, Swiss franc, Canadian dollar and the Japanese yen. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative redundancy (deficiency) in net reserves and in some years can be the principal component. The following table provides the amount of foreign exchange included in the cumulative redundancy (deficiency) reported above as well as the redundancy (deficiency) excluding the impact of foreign exchange movements on net reserves (in thousands of U.S. dollars):

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Cumulative redundancy (deficiency)	$28,668	$44,768	$87,450	$355,228	$(50,604)	$(330,271)	$(535,790)	$(340,935)	$278,213	$606,844
Less: Cumulative deficiency (redundancy) due to foreign exchange	(68)	(81)	(19,758)	(51,991)	29,762	181,871	362,220	297,854	2,668	(375,334)

Cumulative redundancy (deficiency) excluding the impact of foreign exchange	$28,600	$44,687	$67,692	$303,237	$(20,842)	$(148,400)	$(173,570)	$(43,081)	$280,881	$231,510

Since 1997, movements in foreign exchange rates between accounting periods have occasionally resulted in significant variations in the loss reserves of the Company as the U.S dollar appreciated/depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves with the intent of matching the foreign exchange movements on its assets and liabilities. See Quantitative and Qualitative Disclosures about Market Risk contained in Item 7A of Part II of this report for a discussion of the foreign currency risk on the Company’s assets and liabilities.

The Company believes that in order to enhance the understanding of its reserve development, it is useful for investors to evaluate the Company’s reserve development excluding the impact of foreign exchange. The following table shows the development of initial net reserves converted at each year’s average foreign exchange rates (in thousands of U.S. dollars). Using the historical average foreign exchange rates for the development lines of the table has the effect of linking each year’s development with that year’s income statement. This table should not be considered as a substitute for the table provided above as it does not reflect a significant portion of the initial net reserve development that is due to foreign exchange revaluation.

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net liability for unpaid losses and loss expenses	$68,426	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611
Net liability re-estimated as of:
One year later	68,426	59,866	914,558	2,360,763	2,410,462	2,174,981	2,846,855	3,496,102	4,440,338	5,382,101
Two years later	68,426	18,632	910,660	2,174,414	2,359,852	2,240,526	2,921,908	3,513,647	4,298,493
Three years later	43,134	16,373	931,411	2,112,196	2,384,937	2,283,941	2,956,308	3,483,720
Four years later	41,102	15,395	907,124	2,083,108	2,400,881	2,322,084	2,964,307
Five years later	40,124	15,013	891,916	2,079,706	2,422,798	2,331,252
Six years later	39,742	15,112	891,921	2,079,261	2,431,416
Seven years later	39,809	16,288	895,662	2,088,745
Eight years later	40,887	15,168	904,723
Nine years later	39,815	15,179
Ten years later	39,826

Cumulative redundancy (deficiency)	$28,600	$44,687	$67,692	$303,237	$(20,842)	$(148,400)	$(173,570)	$(43,081)	$280,881	$231,510

The following table summarizes the net incurred losses for the year ended December 31, 2005 relating to the current and prior accident years by segment and sub-segment for the Company’s non-life operations, which is composed of its Non-life and ART segments (in millions of U.S. dollars):

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	ART	Total Non-Life
Net incurred losses related to:
Current year losses	$716	$704	$1,546	$32	$2,998
Prior years net adverse (favorable) development	48	(67)	(212)	—	(231)

Total net incurred losses	$764	$637	$1,334	$32	$2,767

Asbestos, Environmental and Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2005 includes $97 million that represents an estimate of its net ultimate liability for asbestos and environmental claims (the gross liability for such claims is $108 million).

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

Management believes that the Company may be exposed to claims in its life portfolio that may be significantly higher than expected as a result of significant spikes in mortality due to causes such as an avian flu pandemic. In addition, the Company may be exposed to Acquired Immune Deficiency Syndrome (AIDS) claims in its life portfolio. However, retrocessional protection mitigates the Company’s exposure to losses on life reinsurance.

There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate.

Investments

The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity and stability of portfolio income. Beyond these fundamental objectives, the Company also seeks to maximize the risk adjusted return on the portfolio, subject to the limitation of accepting only risks falling in categories approved by the Finance Committee of the Board (Finance Committee). Despite the prudent focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent to particular securities.

The Company’s investment strategy is unchanged from previous years. To ensure that the Company will have sufficient assets to pay its clients’ claims, the Company’s investment philosophy distinguishes between those assets that are matched against existing liabilities (liability funds) and those that represent shareholders’ equity (capital funds). Liability funds are invested in investment-grade fixed income securities. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in common stocks, investment-grade securities and below-investment-grade bonds and other asset classes that offer potentially higher returns.

The investment portfolio is divided and managed by strategy and legal entity. Each segregated portfolio is managed against a specific benchmark to properly control the risk of each portfolio as well as the aggregate risks of the combined portfolio. The performance of each portfolio and the aggregate investment portfolio is measured against several benchmarks to ensure that they have the appropriate risk and return characteristics.

In order to manage the risks of the investment portfolio, several controls are put into place. First, the overall duration (interest rate risk) of the portfolio is managed relative to the duration of the net reinsurance liabilities so that the economic value of changes in interest rates have offsetting effects on the Company’s assets and liabilities. See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of this report for a discussion of the Company’s interest rate management strategy.

To ensure diversification and avoid aggregation of risks, limits of assets types, economic sector exposure, industry exposure, and individual security exposure are placed on the investment portfolio. These exposures are monitored on an ongoing basis and reported at least quarterly to the Finance Committee.

At December 31, 2005, approximately 61% of the Company’s liability funds were in U.S. dollar denominated instruments and 39% were non–U.S. dollar denominated investments. See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of this report for a discussion of the Company’s currency management strategy.

Competition

The Company competes with other reinsurers, some of which have greater financial, marketing and management resources than the Company, and it also competes with new market entrants. Competition in the types of reinsurance that the Company underwrites is based on many factors, including the perceived financial strength of the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations, speed of claims payment and reputation and experience in the line of reinsurance to be written.

The Company’s current claims paying ability and financial strength ratings from various agencies are as follows:

Standard & Poor’s	AA-/stable
Moody’s Investor Service	Aa3/negative outlook
A.M. Best	A+/stable
Fitch	AA/stable

The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies as well as specialty reinsurers.

Management believes the Company ranks among the world’s ten largest professional reinsurers and is well positioned in terms of client services and underwriting expertise. Furthermore, the Company’s capitalization and strong financial ratios allow the Company to offer security to its clients.

Employees

The Company had 943 employees at December 31, 2005. The Company may increase its staff over time commensurate with the expansion of operations. The Company believes that its relations with its employees are good.

Regulation

Bermuda

The Insurance Act of 1978 of Bermuda, amendments thereto and related regulations (the Act), which regulates the business of Partner Reinsurance, imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Under the Act, Partner Reinsurance has been designated as a Class 4 (non-life and life) insurer, which is the designation for the largest companies, requiring capital and surplus in excess of $100 million. Failure to maintain required solvency and liquidity margins would prohibit the Company from declaring and paying any dividends without the prior approval of the Minister of Finance.

At December 31, 2005, Partner Reinsurance’s solvency and liquidity margins and statutory capital and surplus were well in excess of the minimum levels required by Bermuda regulations.

Partner Reinsurance has branches in Switzerland, Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations. In addition, the Singapore branch is subject to regulation by the Monetary Authority of Singapore and the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong.

Switzerland

Foreign insurance entities that are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance and reinsurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary. Thus, the operations of the Swiss branch of Partner Reinsurance are exempt from insurance and reinsurance supervision. Partner Reinsurance has procured a taxation ruling under which the branch is subject to Swiss tax. See the section titled European Union below for a discussion of the recent adoption of Directive 2005/68/EC.

France

PartnerRe SA is subject to regulation, mainly pursuant to the French Code des Assurances (the French Insurance Code), and to the supervision of the Autorité de Contrôle des Assurances et des Mutuelles (the ACAM), an independent administrative authority. Pursuant to the requirements of the French Insurance Code, French reinsurers must present and publish their accounts according to the same principles applicable to direct insurers, subject to specified adaptations relevant to reinsurers. Information required to be provided includes quarterly reports showing (1) for the relevant 3-month period, as well as for each of the prior seven 3-month periods, (i) the number of reinsurance contracts underwritten in the quarter, (ii) the aggregate amount of premiums and paid losses, (iii) the aggregate amount of business and administrative costs incurred, (iv) the aggregate net amount of revenues in connection with investments and cash, (2) at the end of the relevant 3-month period, as well as at the end of the prior 3-month period, (i) the aggregate value of assets (per category of assets) supporting technical reserves and (ii) the aggregate value of other assets and (3) the estimated impact of the variation of certain external factors on assets and liabilities. In addition, reinsurers must file each year with the ACAM (1) their financial statements in the form to be approved by the shareholders at the annual shareholders’ meeting, (2) detailed information on the Company’s business and its assets and liabilities and (3) various technical disclosure statements. The ACAM has authority to monitor and compel reinsurers to comply with requirements regarding the nature, timing and content of published information and documents.

European Union

At the European Union (EU) level, European reinsurers, since 1964 (Directive 64-225 of February 25, 1964), have been granted the benefit of the freedom to provide services principle and the rights of establishment principle. Under the first principle, an EU reinsurer may underwrite reinsurance business in any EU country from its home jurisdiction, without having to open a branch or subsidiary in such country provided local authorities are notified that such activities are occurring. Such notifications have been made by the relevant affiliates of the Company. Under the second principle, a European reinsurer may open branches or organize subsidiaries in any EU country in accordance with such country’s domestic regulatory framework.

In November 2005, the European Parliament adopted Directive 2005/68/EC, the European Union Reinsurance Directive. This directive seeks to harmonize the supervision of reinsurance business within the European Union by creating a single regulated market. Each member state must adopt the directive into local legislation by December 2007. Upon the adoption of the Reinsurance Directive by France, it is anticipated that PartnerRe SA will be entitled to rely on grandfather provisions that will deem it to be authorized under the new requirements. In addition, it is not anticipated that the regulatory regime that is currently applicable to PartnerRe SA will undergo major revisions as a result of the adoption of the Reinsurance Directive. The potential impact on Partner Reinsurance Ireland Ltd. is described in more detail below. As our Swiss branch is not within the European Union, the adoption of the Reinsurance Directive may impact the ability of the branch to write reinsurance business in each member state of the EU and restrict our ability to operate our business.

United States

PartnerRe U.S. Corporation is a Delaware domestic holding company for its wholly owned reinsurance subsidiaries, PartnerRe U.S. and PartnerRe Insurance Company of New York (PRNY) (PartnerRe U.S. and PRNY together being the PartnerRe U.S. Insurance Companies). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary state, New York, and all states where they are licensed, accredited or approved to underwrite reinsurance. Currently, the PartnerRe U.S. Insurance Companies are licensed, approved or accredited reinsurers in fifty states and the District of Columbia. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of holding companies to register and file with their state domiciliary regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders of the PartnerRe U.S. Insurance Companies.

State laws also require prior notice and/or regulatory agency approval of changes in control of an insurer or its holding company and of certain inter-corporate transfers of assets, payments of dividends and certain other transactions among affiliates, as well as any material changes within the holding company structure. The insurance laws of the state of domicile of the PartnerRe U.S. Insurance Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the particular state’s chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe Ltd (the ultimate parent company of the PartnerRe U.S. Insurance Companies) could become subject to such change of control regulations and would be required to file certain notices and reports with the Superintendent of Insurance of New York prior to such acquisition.

A committee of state insurance regulators developed the National Association of Insurance Commissioners’ Insurance Regulatory Information System (IRIS) primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance or reinsurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies usual values for each ratio. Generally, a company will become subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company’s underwriting capacity. No such action has been taken with respect to the PartnerRe U.S. Insurance Companies.

The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the U.S. National Association of Insurance Commissioners in December 1993. The

Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. The Company Action Level is triggered if an insurer’s Total Adjusted Capital is less than 200% of its Authorized Control Level RBC (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The Regulatory Action Level is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The Authorized Control Level is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The Mandatory Control Level is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2005, the Total Adjusted Capital of the PartnerRe U.S. Insurance Companies exceeded applicable RBC levels.

Canada

PartnerRe SA is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions, Canada (the Superintendent) supervises the application of the Act. The Company’s Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in the Act to insure risks in Canada limited to the business of reinsurance and is licensed in the Provinces of Quebec and Ontario. The Company maintains sufficient assets, vested in trust at a Canadian financial institution approved by the Superintendent, to allow the branch to meet statutory solvency requirements as defined by the regulations. Statutory information required by federal and provincial insurance regulators for both property and casualty and life business includes (1) a yearly business plan (property and casualty and life), (2) quarterly and year-end returns including general information, financial statements, statutory compliance reports and various investment, technical and other information, (3) an auditor’s report, and (4) an opinion of an appointed actuary.

Ireland

PartnerRe Ireland Insurance is a non-life insurance company incorporated under the laws of Ireland. It is subject to the regulation and supervision of the Irish Financial Services Regulatory Authority (the Financial Regulator) pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business and Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 (together, the the Insurance Acts and Regulations). PartnerRe Ireland Insurance was authorized on April 1, 2005 to undertake the business of non-life insurance in various classes of business. PartnerRe Ireland Insurance is required to maintain technical reserves calculated in accordance with the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover PartnerRe Ireland Insurance’s calculated underwriting liabilities. In addition to filing various statutory returns with the Financial Regulator, PartnerRe Ireland Insurance is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the Insurance Accounts Regulations). The accounts must be filed with the Financial Regulator and with the Registrar of Companies in Ireland. Additionally, PartnerRe Ireland Insurance is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities.

Partner Reinsurance Ireland is a reinsurance company incorporated under the laws of Ireland. As a general matter, Partner Reinsurance Ireland is not subject to the same level of regulation in Ireland as PartnerRe Ireland Insurance. However, the Insurance Acts and Regulations provide that the Irish Regulatory Authority may create regulations that cause the general insurance laws and regulations in Ireland to apply to reinsurance companies that carry on the type of business that Partner Reinsurance Ireland carries on. Once the Reinsurance Directive, referred to above, is implemented in Ireland, it is anticipated that Partner Reinsurance Ireland will be entitled to rely on grandfather provisions which will deem it to be authorized under the new requirements. Partner Reinsurance Ireland will then be subject to more stringent regulatory requirements than currently apply to it (for example, in regard to matters such as capitalization, maintenance of reserves, reserving policy, investment policy, solvency requirements and the filing of returns). If Partner Reinsurance Ireland is not able to rely on the grandfather provisions or if it were unable to comply with the new regulatory requirements, it would not be lawful for it to continue its business and it may have to cease operations.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, Partner Reinsurance, PartnerRe SA and the PartnerRe U.S. Companies is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Canada, Chile, France, Germany, Hong Kong, Ireland, Japan, Luxembourg, Singapore, South Korea, Switzerland and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

The Company and Partner Reinsurance have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or Partner Reinsurance or to any of their operations or the shares, debentures or other obligations of the Company or Partner Reinsurance until 2016. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and Partner Reinsurance are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to the property leased to Partner Reinsurance.

United States

PartnerRe U.S. Corporation, PartnerRe U.S., PRNY, PartnerRe Asset Management and PartnerRe New Solutions (collectively the PartnerRe U.S. Companies) transact business in and are subject to taxation in the United States. The Company believes that it and its subsidiaries, other than the PartnerRe U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company, Partner Reinsurance, or PartnerRe SA are engaged in a trade or business in the United States. The maximum federal tax rate currently is 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payor, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to Partner Reinsurance or PartnerRe SA is 1% of gross premiums.

France

The Company’s French subsidiaries, PartnerRe Holdings SA and PartnerRe SA, carry on business in, and are subject to taxation in France. The current statutory rate of tax on corporate profits in France is 34.43%, which was reduced from 34.93% as of January 1, 2006. Payments of dividends by PartnerRe Holdings SA to the Company will be subject to withholding taxes.

Canada

PartnerRe SA operates a branch in Canada that is subject to Canadian taxation on its profits. The profits are taxed at the federal level as well as the provincial level, in Ontario and Quebec, at a total rate that varies according to the distribution of profits between the provinces, which rate was approximately 35.2%.

Switzerland

Partner Reinsurance operates a branch in Switzerland that is subject to Swiss taxation, mainly on profits and capital. To the extent that net profits are generated, they are taxed at a rate of approximately 22%. The branch pays capital taxes at a rate of approximately 0.17% on its imputed branch capital calculated according to the procured taxation ruling.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investor information pages of its website, located at www.partnerre.com. Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

ITEM 1A. RISK FACTORS

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect of future events on the Company’s financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments that may affect our Company directly or indirectly through our industry. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer the Company, to one or more of Company’s consolidated subsidiaries or to all of them taken as a whole.

The following review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words of similar impact generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Uncertainty related to estimated losses and unanticipated losses from catastrophic events may materially and negatively impact our business and results of operations

Our ultimate liability for recent weather-related losses is subject to significant uncertainty.

On February 6, 2006, we announced losses for 2005 relating to the Gulf Coast hurricane Katrina, Rita and Wilma, European winterstorm Erwin and the flooding in Central Europe, adjusted for reinstatement premiums, of approximately $900 million on a pre-tax basis. This includes estimated claims of approximately $511 million relating to hurricane Katrina, approximately $88 million relating to hurricane Rita, approximately $174 million related to hurricane Wilma, approximately $61 million on European winterstorm Erwin and approximately $66 million for the flooding in Central Europe. Total shareholders’ equity at December 31, 2005 was $3,093 million, representing a decrease of approximately 8% percent from the $3,352 million reported at December 31, 2004.

Current estimates for losses relating to hurricane Katrina, Rita and Wilma, European winterstorm Erwin and the flooding in Central Europe are based mainly on loss indications from brokers, clients and public announcements to date, current industry loss estimates, output from industry and proprietary models and a review of in-force contracts. Our actual losses may vary materially from our estimated losses.

In addition, our estimated losses as a result of hurricane Katrina are subject to a further level of uncertainty arising out of these losses’ extremely complex and unique causation and related coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For example, many of our clients’ underlying policies exclude flood damage; however, water damage directly related to wind damage may be covered. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

Our actual losses from hurricane Katrina, Rita and Wilma, European winterstorm Erwin and the flooding in Central Europe may exceed our estimated losses as a result of, among other things, the receipt of additional information from clients, brokers and loss adjusters, the attribution of losses to coverages that, for the purpose of our estimates, we assumed would not be exposed and to a lesser extent an increase in current industry loss estimates, and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected.

If actual losses exceed our estimated loss reserves our net income will be reduced.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that we write. Loss reserves do not represent an exact calculation of liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect our expectations of the costs of the ultimate settlement and administration of claims. Losses for short-tail business, which include, but are not limited to, most types of catastrophe, property, motor, physical damage, aviation hull, and marine losses, tend to be reported promptly and settled within a short period of time, barring unusual circumstances such as those relating to hurricane Katrina losses as described above. However, losses for casualty and liability lines, which business we are currently growing, often take longer to discover, and frequently can be impacted by lengthy, unpredictable litigation and by the inflation of loss costs over time.

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

As a result, even when losses are identified and reserves are established for any line of business, ultimate losses and loss expenses (that is, the administrative costs of managing and settling claims) paid may deviate, perhaps substantially, from estimates reflected in loss reserves in our financial statements. If our loss reserves for business written are inadequate, we will be required to increase loss reserves in the period in which we identify the deficiency. This could cause a material increase in our liabilities, a reduction in our profitability and a reduction of capital. Under U.S. GAAP, we are not permitted to establish loss reserves with respect to our catastrophe reinsurance until an event that may give rise to a claim occurs.

Although we did not operate prior to 1993, we assumed certain asbestos and environmental exposures through our acquisitions. Our reserves for losses and loss expenses include an estimate of our ultimate liability for asbestos and environmental claims for which we cannot estimate the ultimate value using traditional reserving techniques, and for which there are significant uncertainties in estimating the amount of our potential losses. We and certain of our subsidiaries have received and continue to receive notices of potential reinsurance claims from ceding insurance companies which have in turn received claims asserting asbestos and environmental losses under primary insurance policies, in part reinsured by us. Such claims notices are often precautionary in nature and generally are unspecific, and the primary insurers often do not attempt to quantify the amount, timing or nature of the exposure. Given the lack of specificity in some of these notices, and the legal and tort environment that affects the development of claims reserves, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. In addition, the reserves that we have established may be inadequate. If ultimate losses and loss expenses exceed the reserves currently established, we will be required to increase loss reserves in the period in which the deficiency is identified to cover any such claims. This could cause a material increase in our liabilities, a reduction in our profitability and a reduction of capital.

We could face unanticipated losses from man-made catastrophic events and these or other unanticipated losses could impair our financial condition, reduce our profitability and decrease the market price of our shares.

We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of terrorism, acts of war and political instability, or from other perils. Although we may exclude losses from terrorism and certain other similar risks from some coverage we write, we may continue to have exposure to such unforeseen or unpredictable events. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. Under U.S. GAAP, we are not permitted to establish reserves for potential losses associated with man-made or other catastrophic events until an event that may give rise to such losses occurs. If such an event were to occur, our reported income would decrease in the affected period. In particular, unforeseen large losses could reduce our profitability or impair our financial condition. Over time, if the severity and frequency of these events remains higher than in the past, it may impact our ability to write future business.

The volatility of the business that we underwrite may result in volatility of our earnings and limit our ability to write future business.

Catastrophe reinsurance comprises approximately 11% of our net premiums written. Catastrophe losses result from events such as windstorms, hurricanes, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity, particularly since we usually provide reinsurance that pays only after the primary insurer has experienced a specified level of loss, which tends to reduce our exposure to higher-frequency, lower-severity losses. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

We write other lines of business that can be affected by large losses, including property, agriculture, motor, casualty, marine, aviation/space, credit/surety, other lines, life/annuity and health. The Company also provides derivative and insurance/reinsurance solutions for complex financial risks that can also result in large losses. Major loss events we have experienced in the last four years include losses of $120 million from the European floods in 2002, $176 million from the Atlantic hurricanes and the Indian Ocean tsunami in 2004, and $900 million from hurricane Katrina, Rita and Wilma, European winterstorm Erwin and the flooding in Central Europe in 2005. We endeavor to manage our exposure to catastrophe and other large losses by:

•	attempting to limit our aggregate exposure on catastrophe reinsurance in any particular geographic zone defined by us and attempting to limit our exposure to per risk reinsurance,

•	selective underwriting practices,

•	diversification of risks by geographic area and by lines and classes of business, and

•	to a certain extent by purchasing retrocessional reinsurance.

Notwithstanding the foregoing, the effect of a single catastrophic event or series of events affecting one or more geographic zones, or changes in the relative frequency or severity of catastrophic or other large loss events, could reduce our earnings and limit the funds available to make payments on future claims. The effect of an increase in frequency of mid-size losses in any one reporting period affecting one or more geographic zones, such as an unusual level of hurricane activity, could also reduce our earnings. Should we incur one or more substantial catastrophe losses, our ability to write future business may be adversely impacted.

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

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2005, approximately 63% of gross premiums were produced through brokers. In 2005, we had one broker that accounted for 10% or more of our gross premiums written. This broker accounted for 16% of gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. Loss of all or a substantial portion of the business produced by significant brokers could significantly reduce our premium volume and net income.

We are exposed to credit risk relating to our reinsurance brokers and cedants and other counterparties.

In accordance with industry practice, we may pay amounts owed under our policies to brokers, and they in turn pay these amounts to the ceding insurer. In some jurisdictions, if the broker fails to make such an onward payment, we might remain liable to the ceding insurer for the deficiency. Conversely, the ceding insurer will pay premiums to the broker, for onward payment to us in respect of reinsurance policies issued by us. In certain jurisdictions, these premiums are considered to have been paid to us at the time that payment is made to the broker, and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. We may not be able to collect all premiums receivable due from any particular broker at any given time. We also assume credit risk by writing business on a funds withheld basis. Under such arrangements, the cedant retains the premium they would otherwise pay to the reinsurer to cover future loss payments. In addition, we may be exposed to credit risk from transactions involving banks or derivative counterparties and the credit risk of reinsurers from whom we may purchase retrocessional reinsurance.

If we are downgraded by rating agencies, our standing with brokers and customers could be negatively impacted and our premiums and earnings could decrease.

Third party rating agencies assess and rate the claims paying ability and financial strength of insurers and reinsurers, such as the Company’s subsidiaries, Partner Reinsurance, PartnerRe U.S. and PartnerRe SA. These ratings are based upon criteria established by the rating agencies, and the rating agencies will periodically evaluate our reinsurance operations to determine if we continue to meet the criteria of the ratings that have been assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors and criteria established independently by each rating agency, and are not an evaluation directed to investors in our common shares, preferred shares or debt securities and are not a recommendation to buy, sell or hold our common shares, preferred shares or debt securities. Rating agencies may downgrade or withdraw their ratings in the future if we do not continue to meet the then current criteria for the ratings previously assigned to us. Such criteria may change, perhaps significantly, at the sole discretion of the rating agencies.

If our ratings were significantly downgraded, our competitive position in the reinsurance industry may suffer, and it may be more difficult for us to market our products. Certain business that we write contains terms that give the ceding company or derivative counterparties the right to terminate cover and/or require collateral if our ratings are downgraded. A significant downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as client companies, and brokers that place their business, move to other competitors with higher ratings.

The exposure of our investments to interest rate, credit and market risks may limit our net investment income and net income.

We invest the net premiums we receive until such time as we pay out losses. Investment results comprise a substantial portion of our income. For the year ended December 31, 2005, we had net investment income of $365 million, which represented approximately 9% of total revenues. While our Management has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to interest rate risk, credit and default risk, liquidity risk and market volatility.

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

We also invest in alternative investments, which have different risk characteristics than traditional equity and fixed maturity securities. These alternative investments include hedge fund investments and private equity partnerships. Our percentage allocation to these alternative investments, which at December 31, 2005 was approximately one percent of our total investment portfolio, may increase.

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

Our credit and International Swap Dealers Association (ISDA) agreements may limit our financial and operational flexibility which may affect our ability to conduct our business.

We have incurred indebtedness, and may incur additional indebtedness in the future. Additionally, we have entered into credit facilities and ISDA agreements with various institutions. Under these credit facilities, the institutions provide revolving lines of credit to us and our major operating subsidiaries and issue letters of credit to our clients in the ordinary course of business.

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

If our non-U.S. operations become subject to U.S. taxation, our net income and cash flows will decrease.

We believe that we, Partner Reinsurance and PartnerRe SA have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the United States and, on this basis, do not expect that we, Partner Reinsurance or PartnerRe SA will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S.-source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Internal Revenue Service (IRS) may contend that we, Partner Reinsurance or PartnerRe SA are engaged in a trade or business in the United States. If we, Partner Reinsurance or PartnerRe SA are subject to U.S. income tax, our shareholders’ equity and earnings will be reduced by the amount of such taxes, which could be material.

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

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries. We rely primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, shareholder dividends, interest expense and other obligations of the holding company that may arise from time to time. We expect future dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries to us is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business.

Our reinsurance subsidiaries may not always be able to, or may not, pay dividends to us sufficient to pay our operating expenses, shareholder dividends, interest expense or our other obligations. The payment of dividends by Partner Reinsurance to us is limited under Bermuda law and regulations. Under the Insurance Act 1978 and amendments thereto, including the Insurance Amendment Act 1995, and related regulations, Partner Reinsurance is prohibited from paying dividends in any one calendar year of more than 25% of its statutory capital and surplus as of the beginning of such year, unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements, and from declaring or paying any dividends without the approval of the Bermuda Monetary Authority if it failed to meet its required margins in the previous fiscal year. The Insurance Act requires Partner Reinsurance to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, Partner Reinsurance is prohibited under the Insurance Act from reducing its statutory capital as of the beginning of any year by more than 15% in any one year without the approval of the Bermuda Monetary Authority.

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

We are a Bermuda company and some of our officers and directors are residents of various jurisdictions outside the United States. All, or a substantial portion, of the assets of our officers and directors and of our assets are or may be located in jurisdictions outside the United States. Although we have appointed an agent and irrevocably agreed that it may be served with process in New York with respect to actions against us arising out of violations of the United States Federal securities law in any Federal or state court in the United States, it could be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States, or to enforce against us or our directors and officers judgments of a United States court predicated upon civil liability provisions of United States Federal securities laws.

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

Operational risks and losses can result from fraud, errors by employees, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events.

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

The reinsurance industry is highly competitive. We compete with a number of worldwide reinsurance companies, including, but not limited to, AXA Group, Berkshire Hathaway’s General Re, Employers Re, Everest Re Group Ltd, Hannover Re, Lloyds, Munich Re, Platinum Underwriters, Swiss Re, Transatlantic Reinsurance Company and reinsurance operations of certain primary insurance companies, such as ACE Limited, Axis Capital and XL Capital. Competition in the types of reinsurance business that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing charges, other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines of reinsurance to be written. Some competitors have greater financial, marketing and management resources and higher credit ratings than ours.

Political, regulatory and industry initiatives could adversely affect our business.

Increasingly, governmental authorities in both the U.S. and worldwide are examining the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry to the financial system or to policyholders, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulation of our industry in the future.

For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, the Terrorism Risk Insurance Act of 2002 (TRIA) was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the U.S. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and required that coverage for terrorist acts be offered by insurers. In December 2005, the Terrorism Risk Insurance Extension Act (TRIEA) was enacted which renewed the TRIA for another two years. We are currently unable to determine with certainty the impact the TRIEA’s non-renewal would have on us.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income.

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

Regulatory constraints may restrict our ability to operate our business.

As more fully detailed in Item 1. of Part I of this report under the heading Regulation, our reinsurance operations are carried out through three main subsidiaries, Partner Reinsurance in Bermuda (which also operates branches in Switzerland, Singapore, Hong Kong and Labuan and representative offices in Mexico and Chile), PartnerRe U.S. in Greenwich, Connecticut and PartnerRe SA in Paris. PartnerRe SA also operates a branch in Canada and representative offices in Tokyo and South Korea. In addition, in 2005 we have opened an office in Dublin and have commenced both insurance and reinsurance operations. Thus, our reinsurance operations are subject to certain insurance laws in each of these jurisdictions.

Our Bermuda-based reinsurance subsidiary, Partner Reinsurance, is not admitted to do business in the United States. The insurance laws of each state of the United States regulate the sale of insurance and reinsurance within their jurisdiction by foreign insurers, such as Partner Reinsurance, which are not admitted to do business within such jurisdiction. Partner Reinsurance does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance or reinsurance activities in any state of the United States where the conduct of such activities would require that Partner Reinsurance be so admitted. Accordingly, Partner Reinsurance does not believe that it is, or will be, in violation of insurance laws of any state in the United States. However, inquiries or challenges relating to the activities of Partner Reinsurance (or our other subsidiaries) may be raised in the future. In addition, Partner Reinsurance’s location, regulatory status or restriction on its activities resulting from its regulatory status may limit its ability to conduct business. In general, the statutes and regulations applicable to Partner Reinsurance are less restrictive than those that would be applicable if it were subject to the insurance laws of any state in the United States.

The insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including Europe and the United States and various states within the United States. In November 2005, the European Parliament adopted Directive 2005/68/EC, the European Union Reinsurance Directive. This directive seeks to harmonize the supervision of reinsurance business within the European Union by creating a single regulated market and each member state must adopt the directive into local legislation by December 2007. It is not possible to predict the future impact of changing laws or regulations on our operations, and any such changes may limit the way we conduct our business.

Our main subsidiaries’ regulatory environments are described in detail in Item 1 of Part I of this report under the heading Regulation. Regulations relating to each of our main subsidiaries may in effect restrict each of those subsidiaries ability to write new business, to make certain investments and to distribute funds or assets to us.

Partner Reinsurance is incorporated under the laws of Bermuda and does not maintain a principal office, and intends to conduct its business such that its personnel do not solicit, advertise, settle claims or conduct other activities to the extent that these activities would constitute the transaction of the business of insurance or reinsurance, in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Partner Reinsurance does not believe it is or will be in violation of insurance laws or regulations of Bermuda and of any jurisdiction outside Bermuda, inquiries or challenges to Partner Reinsurance’s insurance or reinsurance activities may still be raised in the future.

Partner Reinsurance operates a branch in Switzerland and as such, the regulations in Bermuda apply to this branch. As our Swiss branch is not within the European Union, the adoption of the Reinsurance Directive may impact the ability of the branch to write reinsurance business in member states of the EU and restrict our ability to operate our business.

PartnerRe U.S. is subject to regulation in the State of New York and the U.S. In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the New York State Attorney General as well as the U.S. Securities and Exchange Commission have recently investigated the accounting treatment for certain reinsurance transactions. It is possible that these investigations could lead to new legislation and regulatory proposals in New York and in other states. Also, the National Association of Insurance Commissioners, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases office space in Bermuda where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, including Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich.

ITEM 3. LEGAL PROCEEDINGS

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

As of December 31, 2005, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While Management does not expect any of this will have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

Subpoenas

The Company has received subpoenas from the office of the New York Attorney General (NYAG) and the SEC that seek information relating to the Company’s investment in Channel Re and from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, PartnerRe U.S. has received a subpoena from the Florida Office of Insurance Regulation requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company is cooperating with these requests for information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

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

As of February 22, 2006, the approximate number of common shareholders was 45,600.

The following table provides information about purchases by the Company during the quarter ended December 31, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)	(d) Maximum number of shares that may yet be purchased under the program
10/01/2005-10/31/2005	—	—	—	4,293,651
11/01/2005-11/30/2005	—	—	—	4,293,651
12/01/2005-12/31/2005	—	—	—	4,293,651

Total	—	—	—

(1)	On May 10, 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million common shares remaining under the prior repurchase authorization announced by the Company in May 2004, for a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Other information with respect to the Company’s common shares and related stockholder matters is contained in Notes 10, 11, 12, 13, 14 and 19 to Consolidated Financial Statements in Item 8 of Part II of this report; and under the caption Equity Compensation Plan Information in the Proxy Statement and is incorporated by reference to this item.

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

	For the year ended December 31,
Operating Data	2005	2004	2003	2002	2001
Gross premiums written	$3,665	$3,888	$3,625	$2,706	$1,878
Net premiums written	3,616	3,853	3,590	2,655	1,825
Net premiums earned	$3,599	$3,734	$3,503	$2,426	$1,634
Net investment income	365	298	262	245	240
Net realized investment gains (losses)	207	117	87	(7)	20
Other income	35	17	21	6	1

Total revenues	$4,206	$4,166	$3,873	$2,670	$1,895
Losses and loss expenses and life policy benefits	3,087	2,476	2,366	1,716	1,632
Total expenses	4,244	3,673	3,381	2,450	2,149

(Loss) income before distributions related to trust preferred and mandatorily redeemable preferred securities, taxes and interest in earnings of equity investments	$(38)	$493	$492	$220	$(254)
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	—	22	27	3
Income tax expense (benefit)	23	7	2	3	(69)
Interest in earnings of equity investments	10	6	—	—	—

Net (loss) income before cumulative effect of adopting new accounting standard, net of tax	$(51)	$492	$468	$190	$(188)
Cumulative effect of adopting new accounting standard, net of tax	—	—	—	—	28

Net (loss) income	$(51)	$492	$468	$190	$(160)

Basic net (loss) income per common share	$(1.56)	$8.80	$8.23	$3.37	$(3.60)
Diluted net (loss) income per common share	$(1.56)	$8.71	$8.13	$3.28	$(3.60)

Non-life Ratios
Loss ratio	86.9%	65.4%	65.6%	69.3%	100.4%
Acquisition ratio	23.1	23.0	22.2	22.0	22.7
Other operating expense ratio	5.9	5.9	5.5	5.5	6.3

Combined ratio	115.9%	94.3%	93.3%	96.8%	129.4%

Dividends Declared and Paid per Common Share	$1.52	$1.36	$1.20	$1.15	$1.10

	December 31,
Balance Sheet Data	2005	2004	2003	2002	2001
Total investments and cash	$9,579	$8,398	$6,797	$5,185	$4,411
Total assets	13,744	12,680	10,903	8,548	7,173
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	7,962	7,044	5,917	4,474	3,699
Long-term debt	620	220	220	220	220
Debt related to trust preferred securities	206	206	206	—	—
Mandatorily redeemable preferred securities	—	—	200	200	200
Trust preferred securities	—	—	—	200	200
Shareholders’ equity	3,093	3,352	2,594	2,077	1,748
Diluted book value per common and common share equivalents	$44.57	$50.99	$42.48	$34.02	$29.05
Weighted average number of common and common share equivalents outstanding	55.0	54.0	53.9	51.9	50.1
Number of common shares outstanding	56.7	54.9	53.7	52.4	50.2

The Company adopted SFAS 133 in 2001, SFAS 142 in 2003, and SFAS 150 and FIN46(R) in 2004. (See Note 2 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

The Company operates on a global basis providing multi-line reinsurance to insurance companies. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength.

Reinsurance is by its nature a risk assumption business. The Company’s philosophy is to assume its clients’ risks, thereby removing their volatility associated with these risks, and then manage those risks and risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed.

The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events, and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a moderately greater degree of risk than the market average, managing its capital across its risk portfolio and over the duration of the cycle, transactional excellence, and utilizing internal financial capabilities to achieve superior returns on capital.

The Company was first established in 1993 as a specialty catastrophe reinsurer. Recognizing the limitations and inherent volatility in writing a single line of business, the Company made a strategic shift to diversify its risk portfolio. The Company began pursuing acquisition opportunities, and in 1997 acquired French reinsurer SAFR (subsequently renamed Partner Re SA), and then the following year acquired the reinsurance operations of the Winterthur Group. Through these acquisitions and organic growth, the Company has evolved into a leading multi-line reinsurer. The Company writes business from four principal locations: Bermuda, Greenwich (Connecticut), Zurich and Paris. Risks reinsured include property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, life/annuity and health, and alternative risk transfer solutions. Through its broad product and geographic diversification, its excellent execution capabilities, and its local presence in most major markets, the Company is able to respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world. Today, the Company has more than 900 employees and does business in 150 countries around the world.

The Company writes business through its wholly owned subsidiaries Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA, and Partner Reinsurance Company of the U.S. The Company reports on three operating segments: Non-Life, which comprises its traditional property and casualty business in the U.S. (U.S. P&C sub-segment) and the rest of the world (Global (Non-U.S.) P&C sub-segment) and its significant specialty lines business (Worldwide Specialty sub-segment); Life; and Alternative Risk Transfer (ART). Each segment has its own business units, which are aligned either by market, line of business, or client buying patterns.

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

During 2005, pricing was generally flat to down, except for those lines specifically affected by large losses in 2004. This led to a reduction in premiums written by the Company in 2005. However, the year eventually developed into the worst year in the history of the industry in terms of catastrophe losses, with hurricane Katrina, which devastated the Gulf Coast in late August, being the largest insured event ever. The catastrophic events of 2005, which included two other significant Atlantic hurricanes, Rita and Wilma, as well as a significant winterstorm and a flood in Europe, came on the back of an unusually active Atlantic hurricane season in 2004. Consequently, during the January 1, 2006 renewals, the Company observed strong pricing increases in those lines and geographies that incurred the largest losses in 2005, including catastrophe covers in the southeastern U.S. and in the U.S. property and energy lines. Pricing in other lines was generally stable. The Company experienced a generally healthy reinsurance market at January 1, 2006, and while results were varied by line and geographic market, the Company maintained profitability on business renewed. Overall, there was a significant increase in the amount of risk that was retained by cedants, as well as a trend by cedants to restructure quota share coverages into excess of loss treaties, thereby reducing the overall amount of premiums in the reinsurance marketplace. Nevertheless, the Company wrote a considerable amount of new business. The Company has not changed its strategy or approach to business during the changes in market conditions. The Company continues to be opportunistic in writing business in its property, casualty and specialty lines, while maintaining balance and diversification in its overall portfolio and maintaining its focus on growth in its Life and ART business segments.

A key challenge facing the Company is to successfully manage through the less profitable portion of the reinsurance cycle. The Company is confident in its long-term strategy, and believes that by closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification and balance of its portfolio, it will continue to optimize returns. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management believes it has achieved appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and that this diversification, in addition to the financial strength of the Company, and its strong global franchise, will help to mitigate cyclical declines in underwriting profitability.

The Company also generates revenue from its substantial and high quality investment portfolio. The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. Liability funds are used to support the Company’s net reinsurance liabilities, defined as the Company’s reinsurance liabilities net of reinsurance assets, and are matched in size, currency and duration with existing liabilities in the Company’s underwriting portfolio. The Company invests the liability funds in high-quality fixed income securities with the primary objective of preserving liquidity and protecting capital. Capital funds are invested to achieve total returns that enhance growth in shareholders’ equity and are invested in investment-grade and below investment-grade fixed income securities and equity instruments. The Company is mindful of achieving the right balance between current investment income and total returns (that include price appreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and reallocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. The Company may also lengthen or shorten the duration of its fixed income portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions.

In addition to revenues generated from its underwriting operations and investment activities, the Company’s profitability is significantly affected by the level of its losses and loss expenses incurred. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written. The Company’s non-life net reserve position at December 31, 2005 was $6.6 billion. Management believes that it follows prudent reserving policies in pursuit of a strong financial position. A key challenge for the Company consists of estimating loss reserves accurately for each line of business, which is critical to accurately determine the profitability of each line and allocate the optimal amount of capital to each line. The risk for the Company consists in allocating too much of its capital to one or more lines of business that are less profitable than anticipated, and not enough capital to those lines of business that eventually prove to be more profitable. Another key success factor lies in achieving proper diversification in the book of business, such that the Company achieves a more balanced return over time.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income, Management uses four key financial measures to evaluate its underwriting performance as well as the overall growth in value generated for the Company’s common shareholders.

Book Value per Share: Management uses book value growth as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s book value ultimately translates into growth of the Company’s stock price. Book value per share is calculated using common shareholders’ equity divided by the number of fully diluted shares outstanding. Since December 31, 2001, the Company has generated a compound annual growth rate in book value per share in excess of 11%, including 2005 when the Company’s book value per share declined by 12.6% as a result of the significant catastrophic events of the year. Book value is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio.

Dividend policy: Management considers its dividend policy an integral part of the value creation process for the Company’s common shareholders, as growth in common shareholder value is comprised of growth in both the book value per share as well as dividends paid. Management reviews the Company’s dividend policy regularly with the Board of Directors and the Board has increased the annual dividend each year since the Company’s inception.

ROE: Management uses operating return on beginning shareholders’ equity (ROE), a measure of profitability that focuses on the return to common shareholders. It is calculated using net operating (loss) earnings available to common shareholders (net (loss) income less after-tax net realized gains (losses) on investments and preferred share dividends) divided by beginning common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares). Management has set a minimum 13% ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital allocation and underwriting pricing decisions, incorporate an ROE impact analysis. For the purpose of this analysis, an appropriate amount of capital (equity) is allocated to each transaction for determining the transaction’s ROE. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is allocated to the transactions generating the highest ROE. Management’s challenge consists of (i) allocating an appropriate amount of capital to each transaction based on the incremental risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction to the overall risk level, and (iii) assessing the diversification benefit, if any, of each transaction. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful ROE, and entering into transactions that do contribute to the Company’s 13% ROE objective.

Combined Ratio: The combined ratio is used industry-wide as a measure of underwriting profitability in the Non-life business. The combined ratio is the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned). A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other operating expenses are less than the premiums earned on that business. Since 2002, the Company has had three years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment. In 2005, the Company recorded a net underwriting loss as a result of significant catastrophic events during the year and this is reflected in the Company’s Non-life combined ratio of 115.9%. The key challenge for maintaining a profitable combined ratio consists of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio, to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines and markets, and (iii) maintaining control over expenses.

Other Key Issues of Management

Enterprise Culture

Management is focused on ensuring that the structure and culture of the organization promote intelligent, prudent, transparent and ethical decision-making. Management believes that a sound enterprise culture starts with the tone at the top. The Executive Management holds regular company-wide information sessions to present and review Management’s latest decisions, whether operational, financial or structural, as well as the financial results for the Company. Employees are encouraged to address questions related to the Company’s results, strategy or Management decisions, either anonymously or otherwise to Management so that they can be answered during these information sessions. Management believes that these sessions provide a consistent message to all employees about the Company’s value of transparency. Managements also strives to promote a work environment that (i) aligns the skill set of individuals with challenges encountered by the Company, (ii) includes segregation of duties to ensure objectivity in decision making, and (iii) provides a compensation structure that encourages and rewards intelligent and ethical behavior. To that effect, the Company has a written Code of Business Conduct and Ethics and provides employees with a direct communication channel to the Audit Committee in the event they become aware of questionable behavior of Management or anyone else. Finally, Management believes that building a sound control environment, including a strong internal audit function, helps ensure that behaviors are consistent with the Company’s cultural values.

Risk Management

A key challenge in the reinsurance industry is to create economic value though the intelligent assumption of reinsurance and investment risk, on the one hand, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management takes an integrated view of risk management, and the Company’s risk management framework encompasses strategic risks, reinsurance risks, and operational risks. The Company believes that it is not desirable to manage any of these risks in isolation. There are many interrelationships and correlations between risks and, therefore, each risk is viewed in the context of the entire Company. The organizational structure at PartnerRe is designed with a significant emphasis on the effective and efficient management of the Company’s risks. Strategic risks and key risk limits are the responsibility of the Executive Management and the Board of Directors (Board). The Company’s assumed risks are managed by individual business units, subject to the limits and policies established by the Executive Management and the Board. Operational risks are managed by designated functions within the organization. Various controls and monitoring processes throughout the organization are designed to ensure that Management and the Board have a good understanding of the Company’s risks and related mitigation strategies.

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements, and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s ROE. Consequently, Management closely monitors its capital needs and capital level throughout the cycle, and actively takes steps to increase or decrease the Company’s capital in order to achieve the proper balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital, returning capital to shareholders by way of share repurchases and dividends.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating outflows in any year, the Company will utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high-quality, well-balanced and liquid portfolio and by matching the duration of its investment portfolio with that of its net reinsurance liabilities. For the past three years, the Company has generated over $1 billion per year in operating cash flows from both its underwriting and investment operations. In 2006, the Company expects there will be pressure on cash flows as a result of the significant expected claims payouts from the 2005 catastrophic events. Notwithstanding this, the Company expects to continue to generate positive operating cash flows in 2006. Management also maintains credit facilities with banks that would procure efficient access to cash in the event of an unforeseen cash requirement.

Critical Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies should be read in conjunction with the Company’s Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company’s accounting policies.

Losses and Loss Expenses and Life Policy Benefits

Because a significant amount of time can lapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (loss reserves) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. Unlike case reserves and ACRs, IBNR reserves are generally calculated in the aggregate for each line of business and they cannot usually be identified as reserves for a particular loss or treaty. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses associated with the loss reserves (ULAE) and these form part of the Company’s loss adjustment expense reserves. The Company’s Non-life loss reserves for each category and sub-segment are reported in the table included later in this section.

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tail lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tail lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. For both short and long-tail lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACRs from total loss reserves.

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The losses on each treaty for every underwriting year are assigned to a reserving cell. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (accident year), or the calendar year for which financial results are reported. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g. reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid loss development methods, incurred loss development methods, paid Borhuetter Ferguson (B-F) methods, incurred B-F methods, loss ratio methods and Bektander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In the case of asbestos and environmental claims, the Company has established reserves for future loss and allocated loss expenses based on the results of periodic actuarial studies, which consider the underlying exposures of the Company’s cedants.

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts reported by the Company’s cedants, loss payments made by the Company’s cedants, and premiums written and earned reported by the cedants or estimated by the Company. The actuarial methods used by the Company to project its liabilities recorded today but that will be paid in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open because, due to the nature of the Company’s business, this information is not routinely provided by the cedants for every treaty. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves.

The Company examines loss development trends by underwriting year to determine various assumptions that are required as inputs in the actuarial methodologies it employs. This typically involves the analysis of historical loss development trends by reserving cell and by underwriting year, and the calculation of long-term averages. In addition, the Company utilizes external or internal benchmark sources of information for the reserving cells for which the Company does not have sufficient loss development data to calculate credible trends.

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

In general, the estimates of loss reserves recorded for short-tail business are subject to less volatility than those for long-tail lines. Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tail due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 69% of the net premiums written for this sub-segment, or 16% of the Company’s total net premiums written in 2005. The remaining business within this sub-segment, motor and property, is considered to be short-tail. Within the Global (Non-U.S.) P&C sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tail. These two lines represented 24% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 6% of the Company’s total net premiums written in 2005. Management considers the short-tail lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 57% of the net premiums written in this sub-segment, or 24% of the Company’s total net premiums written in 2005. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 33% of this sub-segment’s 2005 net premiums written, or 14% of the Company’s total net premiums written in 2005. Specialty casualty business is considered to be long-tail and represents 9% of net premiums written in this sub-segment, or 4% of the Company’s total net premiums written in 2005.

Within the Company’s U.S. P&C sub-segment, the Company reported net adverse loss development for prior accident years in 2005, 2004 and 2003. This primarily affected the casualty line in 2005 and 2003 and the motor line in 2004. The net adverse loss development in the casualty line in 2005 was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities in a number of recent underwriting years on a limited number of treaties, and more particularly in the specialty casualty line. During 2004, the Company observed an industry-wide deterioration of loss development for prior accident years in the motor line, particularly on the non-proportional treaties. For the motor and casualty lines of business, the Company received loss information from cedants for prior accident years that included no significant losses but a series of attritional losses. Attritional losses or reductions are losses or reductions than may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint. Upon consideration of this new information received during 2005, 2004 and 2003, the Company revised the loss development assumptions it uses in performing its actuarial analysis and increased its expected ultimate loss ratios, which had the effect of increasing loss reserves for prior accident years by $48 million, $30 million and $88 million, respectively, during 2005, 2004 and 2003. In particular, the Company revised the historical loss patterns and expected loss ratios that it uses in its actuarial analysis of loss reserves for the affected losses.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2005 and 2003, and net adverse loss development in 2004. During 2005, the Company observed an improvement in the loss experience in the property line. Losses reported by cedants during 2005 regarding prior accident years were lower than expected, which led the Company to decrease its expected ultimate loss ratios, which had the effect of decreasing the Company’s loss estimates for prior years by $67 million. During 2004, the Company observed a deterioration in the loss experience in the motor and casualty lines. Losses reported by cedants regarding prior accident years were higher than expected, which led the Company to increase its expected ultimate loss ratios, which had the effect of increasing loss reserves by $24 million. During 2003, the Company reported $11 million of net favorable loss development. Losses reported by cedants during 2005, 2004 and 2003 regarding prior accident years included no significant loss or loss reductions but a series of attritional losses or loss reductions.

For the Worldwide Specialty sub-segment, losses reported by cedants during 2005, 2004 and 2003, for prior accident years, were lower than the Company expected would be reported during 2005, 2004 and 2003, respectively. This led the Company to decrease its expected ultimate loss ratios for prior year losses in each of these years, which resulted in a decrease in the Company’s loss estimates of $212 million, $193 million and $22 million during 2005, 2004 and 2003, respectively. Losses reported during 2005 and 2004 were lower than expected in most lines, while losses reported during 2003 were lower than expected primarily in the aviation, credit/surety, engineering/energy and catastrophe lines, partially offset by higher than expected development in agriculture, marine and specialty casualty lines. Losses reported by cedants during 2005, 2004 and 2003 regarding prior accident years included no significant loss reductions but a series of attritional loss reductions.

The following table summarizes the net favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Prior year net favorable (adverse) loss development:
Non-life segment
U.S. P&C	$(48)	$(30)	$(88)
Global (Non-U.S) P&C	67	(24)	11
Worldwide Specialty	212	193	22

Total prior year loss development	$231	$139	$(55)

The components of the net favorable (adverse) loss development for the years ended December 31, 2005, 2004 and 2003 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded as at December 31, 2005 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Retroceded loss reserves	Total net loss reserves recorded
U.S. P&C	$537	$85	$1,400	$2,022	$(14)	$2,008
Global (Non-U.S.) P&C	994	28	1,082	2,104	(46)	2,058
Worldwide Specialty	1,149	408	1,027	2,584	(125)	2,459

Total Non-life	$2,680	$521	$3,509	$6,710	$(185)	$6,525

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at December 31, 2005, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life loss reserves:
U.S. P&C	$2,008	$2,286	$1,625
Global (Non-U.S.) P&C	2,058	2,187	1,794
Worldwide Specialty	2,459	2,515	2,218

It is not appropriate to add together the ranges of each segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Loss reserves are established to cover the Company’s estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that it writes. Loss reserves do not represent an exact calculation of liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of December 31, 2005. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5% to 5.5%. Actual experience in a particular period may vary from expected experience and, consequently, may affect the Company’s results in future periods.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserve for unpaid losses and loss expenses as of December 31, 2005 included $97 million that represents an estimate of its net ultimate liability for asbestos and environmental claims. The majority of this loss and loss expense reserve relates to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. (See Note 4 to Consolidated Financial Statements.) Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the loss reserves established by the Company will not be adversely affected by the development of other latent exposures, and further, there can be no assurance that the loss reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional loss reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

Premiums

Management must also make judgments about the ultimate premiums written and earned by the Company. Reported premiums written and earned are based upon reports received from cedants, supplemented by the Company’s own estimates of premiums written for which ceding company reports have not been received. The Company derives its own estimates based on discussions and correspondence with its brokers and cedants during the negotiation of the treaty and over the treaty risk period. The determination of estimates requires a review of the Company’s experience with cedants, familiarity with each geographic market, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Premium estimates are updated when new information is received. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined. Approximately 44% of the Company’s reported net premiums written for 2005 are based upon such estimates.

Deferred Acquisition Costs

Acquisition costs, consisting of brokerage, commissions, and excise taxes, which vary directly with, and are primarily related to, the acquisition and renewal of reinsurance treaties, are capitalized and charged to expense as the related premium revenue is recognized. The Company is required under U.S. GAAP to evaluate the recoverability of deferred acquisition costs and immediately expense amounts estimated to be unrecoverable. A number of estimates, such as anticipated losses and loss expenses and the related premiums, other costs and investment income, need to be projected and considered by Management in determining the recoverability of deferred acquisition costs.

Other-than-Temporary Impairment of Investments

The Company regularly evaluates the fair value of its investments available for sale to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost of the individual security is written down to fair value as its new cost basis, and the amount of the write-down is included as a realized investment loss in the Consolidated Statements of Operations, which reduces net income in the period in which the determination of other-than-temporary impairment is made. In contrast, temporary losses for available for sale securities are recorded as unrealized investment losses, which do not impact net income, but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately as realized losses in net income.

To determine whether securities available for sale with unrealized investment losses are impaired, the Company must, for each specific issuer or security, evaluate whether events have occurred that are likely to prevent the Company from recovering its investment in the security. In the Company’s determination of other-than-temporary impairment, the Company reviews and evaluates the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost and other factors that may raise doubt about the issuer’s ability to continue as a going concern. As of December 31, 2005, the Company held available for sale securities that carried gross unrealized losses of $81 million, including $22 million on securities that carried unrealized losses for more than twelve continuous months. Most unrealized losses were caused by increases in interest rates since the Company’s purchase of the investments. In Management’s judgment, the Company had no significant unrealized losses caused by an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

Income Taxes

The Company had net deferred tax assets of $105 million arising primarily from net operating loss carryforwards that it can use to offset future taxable income. Realization of deferred tax assets depends on generating sufficient taxable income generally within a limited number of future periods. In establishing the appropriate value of these tax assets, Management has developed income projections based on what it perceives the trends are in reinsurance pricing, loss development and interest rates to evaluate the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards in each taxable jurisdiction prior to the loss carryforward expiration dates. In the event that the Company is unable to realize a deferred tax asset, for example with the expiration of an unutilized net operating loss carryforward, net income would be adversely affected to the extent a valuation allowance has not been established. As of December 31, 2005, the Company had no significant valuation allowance against its deferred tax assets based upon Management’s assessment that it is more likely than not that all of the deferred tax assets will be realized in the applicable jurisdictions.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that the Company make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $430 million as of December 31, 2005. In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded in net income in the period such deterioration occurred.

Valuation of Certain Derivative Financial Instruments

As a part of its ART operations, the Company utilizes non-traded derivatives. The changes in fair value of these derivatives are recorded in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows of reference securities, credit spreads and general levels of interest rates. For weather derivatives, the Company develops assumptions for weather measurements as of the valuation date of the derivative and for probable future weather observations based on statistical analysis of historical data. Significant changes in the data underlying these assumptions could result in a significantly different valuation of the derivatives and significant adjustments to net income in the period in which the Company makes the adjustment.

Results of Operations

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. As the effect of dilutive securities would have been antidilutive in 2005 due to the Company’s reported net loss, the fully diluted per share figure for the year ended December 31, 2005 was compiled using the basic weighted average number of common shares outstanding. Net income available to common shareholders is defined as net income less preferred share dividends.

While the Company’s results for 2005 and 2004 included losses from significant catastrophic events, results for 2003 included no significant catastrophic loss. To the extent that losses related to large catastrophic events affect the comparison of the Company’s results from year to year, their impact has been quantified and discussed in each of the relevant sections.

Net income or loss, preferred dividends, net income or loss available to common shareholders and diluted net income or loss per share for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions of U.S. dollars, except per share data):

	For the year ended December 31, 2005	% Change 2005 over 2004		For the year ended December 31, 2004	% Change 2004 over 2003	For the year ended December 31, 2003
Net (loss) income	$(51)	NM	%	$492	5%	$468
Less: Preferred dividends	35	61		21	(27)	30

Net (loss) income available to common shareholders	$(86)	NM		$471	7	$438
Diluted net (loss) income per share	$(1.56)	NM		$8.71	7	$8.13

NM:	not meaningful

2005 over 2004

The decrease in net income, net income available to common shareholders and diluted net income per share in 2005 compared to 2004 was primarily attributable to an unprecedented amount of large catastrophic losses for the Company and the industry during 2005. While the results for 2004 included the impact of four Atlantic hurricanes and the Indian Ocean tsunami, totaling $176 million, net of reinstatement and additional premiums, the amount of large catastrophic losses increased by $724 million in 2005 with European winterstorm Erwin, the Central European floods, and hurricane Katrina, Rita and Wilma (jointly referred to as the large 2005 catastrophic loss events), totaling $900 million, net of reinstatement premiums and additional premiums.

The large catastrophic losses, acquisition costs, reinstatement and additional premiums and their combined impact on the Company’s pre-tax net income for 2005 and 2004 were as follows (in millions of U.S. dollars):

2005 Calendar Year
Named catastrophic loss	Net losses and loss expenses	Acquisition costs	Reinstatement or additional premiums earned	Impact on pre-tax net income
European winterstorm Erwin	$(63)	$—	$2	$(61)
Central European floods	(66)	—	—	(66)
Hurricane Katrina (1)	(563)	(2)	54	(511)
Hurricane Rita	(89)	—	1	(88)
Hurricane Wilma	(178)	—	4	(174)

Total	$(959)	$(2)	$61	$(900)

2004 Calendar Year
Named catastrophic loss	Net losses and loss expenses	Acquisition costs	Reinstatement premiums earned	Impact on pre-tax net income
Atlantic hurricanes	$(150)	$—	$5	$(145)
Indian Ocean tsunami	(31)	—	—	(31)

Total	$(181)	$—	$5	$(176)

The following table reflects the impact of large catastrophic losses on the Company’s segments and sub-segments (in millions of U.S. dollars):

2005 Calendar Year
Segment or sub-segment	Net losses and loss expenses	Acquisition costs	Reinstatement or additional premiums earned	Impact on pre-tax net income
U.S. P&C	$(128)	$—	$—	$(128)
Global (Non-U.S.) P&C	(61)	—	—	(61)
Worldwide Specialty	(741)	(2)	48	(695)

Non-life segment	$(930)	$(2)	$48	$(884)
ART	(29)	—	13	(16)
Life	—	—	—	—

Total	$(959)	$(2)	$61	$(900)

2004 Calendar Year
Segment or sub-segment	Net losses and loss expenses	Acquisition costs	Reinstatement premiums earned	Impact on pre-tax net income
U.S. P&C	$(49)	$—	$—	$(49)
Global (Non-U.S.) P&C	(34)	—	—	(34)
Worldwide Specialty	(85)	—	5	(80)

Non-life segment	$(168)	$—	$5	$(163)
ART	(8)	—	—	(8)
Life	(5)	—	—	(5)

Total	$(181)	$—	$5	$(176)

(1)	Uncertainty related to Katrina losses:

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

The Company’s actual losses from hurricane Katrina may exceed the estimated losses as a result of, among other things, an increase in current industry insured loss estimates, the receipt of additional information from cedants, brokers and loss adjusters, the attribution of losses to coverages that, for the purpose of the estimates, the Company assumed would not be exposed, in which case the financial results could be further materially adversely affected.

The impact of the large 2005 catastrophic loss events on net income, net income available to common shareholders and diluted net income per share in 2005 was partially offset by higher net realized investment gains, net investment income and other income. These items are discussed in the section Review of Net (Loss) Income below.

Preferred share dividends increased in 2005 after the Company issued Series D cumulative preferred shares (Series D preferred shares) in the fourth quarter of 2004. In the same quarter, the Company settled the purchase contracts associated with its PEPS units in exchange for newly issued common shares of the Company and the Company purchased and cancelled the Series B cumulative preferred shares (Series B preferred shares) that were part of its PEPS units. The increase in preferred share dividends during 2005 is largely offset by a decrease in interest expense related to the Series B preferred shares.

2004 over 2003

Net income, net income available to common shareholders and diluted net income per share increased in 2004 compared to 2003 as a result of higher net investment income and net realized investment gains, and lower preferred share dividends in 2004. The significant positive cash flows from operations generated by the Company during 2003 and 2004 were the main contributors to the increase in net investment income. The increase in net realized investment gains did not change the Company’s comprehensive income as it merely transferred the gain from accumulated other comprehensive income to net income and retained earnings.

Preferred dividends for 2003 included a non-recurring charge of $10 million related to the redemption of the Company’s Series A preferred shares and the overlap of preferred share dividends on Series A and C preferred shares prior to the redemption of the Series A preferred shares in the second quarter of 2003.

Review of Net (Loss) Income

Management analyzes the Company’s net (loss) income in three parts: underwriting result, investment income and other components of net (loss) income. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net (loss) income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit, interest in earnings of equity investments and distributions related to trust preferred and mandatorily redeemable preferred securities.

The components of net (loss) income for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions of U.S. dollars):

	For the year ended December 31, 2005	% Change 2005 over 2004	For the year ended December 31, 2004	% Change 2004 over 2003	For the year ended December 31, 2003
Underwriting result:
Non-life	$(497)	NM	$196	(12)%	$222
ART	8	NM	(4)	NM	4
Life	(33)	(31)	(48)	3	(47)
Corporate expenses	(51)	21	(42)	38	(30)
Net investment income	365	22	298	14	262
Net realized investment gains	207	76	117	35	87
Interest expense	(33)	(19)	(41)	119	(18)
Net foreign exchange (losses) gains	(4)	NM	17	40	12
Income tax expense	(23)	203	(7)	258	(2)
Interest in earnings of equity investments	10	54	6	NM	—
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	NM	—	NM	(22)

Net (loss) income	$(51)	NM	$492	5	$468

NM:	not meaningful

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

2005 over 2004

Underwriting result for the Non-life segment decreased by $693 million from a gain of $196 million in 2004 to a loss of $497 million in 2005. The decrease was principally attributable to an increase in the level of large catastrophic losses of $721 million, net of reinstatement premiums, and to a lesser extent to a decrease in the volume of business earned and a modest decline in profitability on the business earned in 2005 totaling approximately $71 million. Both years included net favorable development on prior accident years as the Company reduced its estimate of losses for certain lines as the at risk period for older underwriting years expired and updated information was received from cedants. Net favorable development on prior accident years increased by $92 million, from $139 million in 2004 to $231 million during 2005. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section. Reductions in other operating expenses of $9 million and a decrease in other income of $2 million explain the remainder of the variance in underwriting result for this segment.

Underwriting result for the ART segment increased in 2005 despite the higher level of large catastrophic losses of $8 million, net of additional premiums. As a result of unusual weather patterns in Japan during 2004, the weather line incurred realized and unrealized losses on weather derivative instruments during that year. While the weather line returned to profitability in 2005, the structured risk line incurred losses on hurricane Katrina, Rita and Wilma, which mitigated the positive impact of the weather and structured finance lines.

Underwriting result for the Life segment improved in 2005 for three principal reasons. First, the 2004 result included a $5 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. Second, the 2004 results also included a $5 million loss on the Indian Ocean tsunami. Finally, the increase in the Life book of business over the last few years resulted in an increase of $4 million in net investment income allocated to this segment.

Corporate expenses increased by $9 million, from $42 million during 2004 to $51 million during 2005. The increase resulted primarily from the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards on a prospective basis. The latter resulted in a phase-in period during which equity-based compensation increases with each new grant until the first grants issued after adoption of the fair value method are vested and fully expensed. Equity-based compensation increased by $7 million during 2005. Addition of staff in corporate departments and increases in other infrastructure costs were more than offset by reductions in bonus accruals of $8 million during 2005.

The Company reported net investment income of $365 million in 2005 compared to $298 million in 2004. The increase in investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which amounted to $1,032 million in 2005 and $1,264 million in 2004. In addition, net cash proceeds of $549 million from the Company’s capital raises in October 2005 also contributed to the growth in net investment income. Changes in average foreign exchange rates contributed approximately 1% of the increase as a result of the decline of the U.S. dollar, on average, against the euro and other currencies during the year.

Net realized investment gains increased by $90 million, from $117 million during 2004 to $207 million during 2005, primarily as a result of gains within the Company’s equity portfolio. Realized investment gains and losses are generally a function of multiple factors with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Interest expense decreased by $8 million in 2005 compared to 2004 as distributions on the Series B preferred shares, which amounted to $11 million per year and were presented as interest expense, ended in the fourth quarter of 2004. This decrease was partially offset by interest expense of $3 million related to the $400 million bank loan received by the Company in October 2005.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report. The combined effect of the appreciation of the U.S. dollar against the euro (13%), Swiss franc (14%), British pound (11%) and other European currencies from December 31, 2004 to December 31, 2005 as well as the Company’s hedging activities explained the reduction of net foreign exchange gains.

The income tax expense increased by $16 million, from $7 million during 2004 to $23 million during 2005, primarily as a result of a change in the geography (or tax jurisdiction) of pre-tax income. The Company’s income tax expense or benefit is highly dependent on the distribution of the Company’s pre-tax results in each tax jurisdiction. The Company’s taxable entities generated a higher pre-tax income and tax expense during 2005 than 2004, as a significant portion of the large catastrophic losses were incurred by a non-taxable entity in 2005. This was partially offset by a reduction, in 2005, in the valuation allowance in Switzerland of $15 million. Management concluded that it was appropriate to release the valuation allowance as a result of the positive evidence, under SFAS 109, of the ability of the Swiss operations to generate significant taxable income during 2005 despite an unprecedented level of losses in the industry. The Company also updated, in 2005, its in-depth analysis of various tax exposures and, based upon its analysis, tax reserves were reduced by $16 million. The 2004 tax expense was net of a tax recovery in the amount of $6 million related to the settlement of a tax arbitration in France and a favorable adjustment of $6 million, net of valuation allowance, resulting from adjustments to prior year income tax returns in Switzerland.

2004 over 2003

Underwriting result for the Non-life segment decreased 12%, from $222 million in 2003 to $196 million in 2004. The decrease in the Non-life underwriting result was principally attributable to an increase of $18 million in other operating expenses to support the Company’s growth and a modestly higher technical ratio that translated into a decrease of $5 million in the underwriting result of this segment. Included in the underwriting result for the Non-life segment were $163 million of net losses related to the 2004 Atlantic hurricanes and Indian Ocean tsunami, partially offset by the strong market conditions as well as net favorable development on prior accident year losses of $139 million, as the Company reduced its estimate of losses for certain lines as the at risk period for older years expired and updated information was received from cedants.

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

The increase in corporate expenses resulted from Management’s effort to enhance the Company’s infrastructure to support the growth of the Company’s business and is primarily attributable to (i) an increase in staff in corporate departments, such as the actuarial, internal audit and tax departments, (2) higher compliance expenses and (iii) higher equity-based compensation expenses as a result of the adoption of SFAS 123 on January 1, 2003.

The Company reported net investment income of $298 million in 2004 compared to $262 million in 2003. The increase in investment income was primarily attributable to investment of the Company’s significant cash flows from operations, which amounted to $1,264 million in 2004 and $1,150 million in 2003, as well as changes in average foreign exchange rates as the U.S. dollar weakened during 2004 against the euro and other currencies, which contributed approximately 4% to the growth in 2004.

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

The increase in net foreign exchange gains in 2004 compared to 2003 resulted primarily from a lower revaluation loss related to the Company’s net liabilities denominated in certain currencies that were not hedged and that appreciated against the U.S. dollar from December 31, 2003 to December 31, 2004.

The income tax expense increased from $2 million in 2003 to $8 million in 2004, primarily as a result of a change in the geography (or tax jurisdiction) of pre-tax income. The 2004 tax expense was net of a tax recovery in the amount of $6 million related to the settlement of a tax arbitration in France and a favorable adjustment of $6 million, net of valuation allowance, resulting from adjustments to prior year income tax returns in Switzerland.

The next section provides a detailed discussion and analysis of the Company’s underwriting result by segment and sub-segment, investment income, net realized investment gains, operating expenses and other income for the years ended December 31, 2005, 2004 and 2003.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. P&C, Global (Non-U.S.) P&C and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 18 to Consolidated Financial Statements (included in Item 8 of Part II below).

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average exchange rates for each year. The U.S. dollar has fluctuated against the euro and other currencies during each of the three years presented and this should be considered when making year-to-year comparisons.

Non-life Segment

U.S. P&C

The technical result, defined as net premiums earned less losses and loss expenses and acquisition costs, and the technical ratio, defined as the sum of the loss and loss expenses and acquisition costs divided by net premiums earned, have been relatively stable in the two years preceding 2005. During 2005, the unprecedented level of large catastrophic losses has impacted the technical result and ratio for this sub-segment and has distorted year-to-year comparisons as discussed below. The Company believes the business written in this sub-segment in 2004 and 2003 was profitable, notwithstanding the negative technical result for these years, once investment income is considered. The U.S. casualty line is included in this sub-segment and represented approximately 69%, 65% and 62% of net premiums written for 2005, 2004 and 2003, respectively. This line typically tends to have a higher loss ratio and lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2005	% Change 2005 over 2004	2004	% Change 2004 over 2003	2003
Gross premiums written	$820	(17)%	$991	8%	$920
Net premiums written	819	(17)	990	8	920
Net premiums earned	$828	(7)	$893	6	$843
Losses and loss expenses	(764)	9	(699)	8	(645)
Acquisition costs	(200)	(2)	(204)	(5)	(214)

Technical result (1)	$(136)	>1000	$(10)	(42)	$(16)

Loss ratio (2)	92.2%		78.2%		76.5%
Acquisition ratio (3)	24.2		22.8		25.4

Technical ratio (4)	116.4%		101.0%		101.9%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

U.S. P&C (continued)

2005 over 2004

Premiums

The U.S. P&C sub-segment represented 23% of total net premiums written in 2005. The decrease in gross and net premiums written and net premiums earned over 2004 resulted from all lines but was more evident in the motor and casualty lines. The Company observed increased competition in the short-tail motor and property lines, as primary companies retained more risk and reinsurers were competing for a declining amount of business. Although pricing and terms and conditions remained fairly stable in 2005 for the long-tail casualty line, the Company’s net premiums written also decreased for this line. Approximately a third of the decline in net premiums written for this sub-segment resulted from reduced premium estimates from cedants for prior underwriting years, while the remainder resulted from timing of renewals, lower renewal premiums due to the increased risk retention by cedants, the cancellation of programs (or non-renewals) where the renewal terms did not meet the Company’s profitability objectives and increased competition among reinsurers.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in 2005 reflect a) losses related to the large 2005 catastrophic loss events in the amount of $128 million or 15.5 points on the loss ratio of this sub-segment; b) net adverse loss development on prior accident years in the amount of $48 million, or 5.8 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net adverse loss development of $48 million included net adverse loss development for prior accident years in the motor and casualty lines of $58 million, partially offset by net favorable loss development in the shorter-tail property line of $10 million. The net adverse loss development for motor primarily reflects actual loss experience during 2005 being worse than expected. The net adverse loss development in the casualty line was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities in a number of recent underwriting years for certain treaties, particularly in the specialty casualty lines. In addition, but to a less significant degree, the Company observed the emergence of unforeseen loss activity in certain older underwriting years within the non-proportional casualty portfolio. Loss information provided by cedants for prior accident years in 2005 for all lines in this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the motor and casualty lines (decreased for the property line), which had the net effect of increasing prior year loss estimates for this sub-segment.

The increase in losses and loss expenses and loss ratio from 2004 to 2005 is explained by the increase of $79 million in the level of large catastrophic losses and the increase of $18 million in net adverse prior year development, partially offset by a reduction of losses and loss expenses of approximately $32 million resulting from the decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned.

Acquisition costs and acquisition ratio

While the Company’s book of business and exposure have declined in 2005 compared to 2004, the acquisition costs for the 2005 year did not change significantly. A shift from non-proportional business to proportional business, which carries higher commission and brokerage expenses, and reductions of acquisition costs in 2004 on treaties with experience credits in the form of sliding scale and profit commission adjustments resulted in the increase in the acquisition ratio from 2004 to 2005.

Technical result and technical ratio

The decrease in technical result and increase in technical ratio from 2004 to 2005 is explained by the increase of $79 million in the level of large catastrophic losses, the increase of $18 million in net adverse prior year development and a reduction of approximately $29 million in profitability resulting from the decrease in net premiums earned.

U.S. P&C (continued)

2004 over 2003

Premiums

The U.S. P&C sub-segment represented 26% of total net premiums written in 2004. The growth in gross and net premiums written over 2003 resulted from the casualty line, where terms and conditions remained strong. Premiums in property and motor decreased principally due to the softening of terms and conditions and increased risk retention by cedants. Growth in this sub-segment was impacted by the Company’s selectivity in pursuing business that met its profitability objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in 2004 reflected a) losses related to the 2004 Atlantic hurricanes in the amount of $49 million or 5.4 points on the loss ratio of this sub-segment; b) net adverse loss development on prior accident years in the amount of $30 million or 3.4 points; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) the continued expansion in the specialty casualty line that typically tends to have a higher loss ratio due to the long-tail nature of the risks involved. The net adverse loss development of $30 million included net adverse loss development for prior accident years in the motor and casualty lines of $53 million, partially offset by net favorable loss development in the shorter-tail property line of $23 million. The net adverse loss development for motor reflected primarily actual loss experience during 2004 being worse than expected. The net adverse loss development in the casualty line was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities due to what it believes are adverse industry-wide trends in that line of business. Loss information provided by cedants in 2004 for all lines in this sub-segment for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company increased its expected ultimate loss ratios for the motor and casualty lines (decreased for the property line), which had the net effect of increasing the level of prior year loss estimates for this sub-segment. Included in the net favorable development in the property line was a $12 million reduction in the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

The losses and loss expenses and loss ratio reported in 2003 reflected a) no significant or catastrophic loss; b) net adverse loss development on prior accident years in the amount of $88 million; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) the continued expansion in the specialty casualty line that typically tends to have a higher loss ratio due to the long-tail nature of the risks involved. The net adverse loss development of $88 million included net adverse loss development for prior accident years of $72 million on the casualty line and $15 million on the motor line.

The increase in losses and loss expenses and loss ratio from 2003 to 2004 is explained by growth in the book of business and the increasing proportion of specialty casualty business written in this sub-segment, as the sum of the Atlantic hurricane losses and prior year development for 2004 is comparable to the net adverse prior year development recorded in 2003.

Acquisition costs and acquisition ratio

The decrease in acquisition costs and acquisition ratio from 2003 to 2004 resulted from reductions in acquisition costs on treaties with experience credits in the form of sliding scale and profit commission adjustments.

Technical result and technical ratio

The net improvement in the technical result and technical ratio from 2003 to 2004 is primarily explained by the decrease in acquisition costs and acquisition ratio, which was partially offset by the higher losses and loss expenses and loss ratio resulting from the increased proportion of specialty casualty business.

U.S. P&C (continued)

2006 Outlook

During the January 1, 2006 renewals, the Company saw significant price increases on business exposed to the recent large loss events with mixed conditions on other business. The Company increased the portion of its book of business that renewed on January 1, 2006 in this sub-segment by a single-digit percentage. Based on overall pricing indications and information received from cedants and brokers during the renewals, Management expects similar market conditions will prevail during the remainder of 2006. As net premiums written decreased in 2005 and are earned over the risk period, which is generally one to two years, net premiums earned are expected to be relatively flat in 2006 despite the growth in net premiums written during the January 1, 2006 renewals.

Global (Non-U.S.) P&C

The technical result for the Global (Non-U.S.) P&C sub-segment has fluctuated in the last three years, reflecting varying levels of large loss events and development on prior years’ loss estimates. The Company believes the business being written in this sub-segment is profitable notwithstanding the negative technical result of 2004, once investment income is considered. The Global (Non-U.S.) P&C sub-segment is composed of long-tail business, in the form of casualty and non-proportional motor business, that represents approximately 24% of net premiums written for 2005 in this sub-segment, and short-tail business, in the form of property and proportional motor business. The following table provides the components of the technical result and their corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2005	% Change 2005 over 2004	2004	% Change 2004 over 2003	2003
Gross premiums written	$837	(11)%	$944	11%	$848
Net premiums written	835	(12)	945	11	849
Net premiums earned	$860	(7)	$929	11	$839
Losses and loss expenses	(637)	(13)	(730)	17	(625)
Acquisition costs	(217)	(9)	(238)	14	(209)

Technical result	$6	NM	$(39)	NM	$5

Loss ratio	74.1%		78.6%		74.5%
Acquisition ratio	25.3		25.6		24.8

Technical ratio	99.4%		104.2%		99.3%

NM:	not meaningful

2005 over 2004

Premiums

The Global (Non-U.S.) P&C sub-segment represented 23% of total net premiums written for 2005. Changes in average foreign exchange rates contributed 5 points of growth for this sub-segment as the U.S. dollar weakened during 2005 compared to 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Without the positive contribution of foreign exchange, net premiums written would have declined by 16%. The decline in gross and net premiums written and net premiums earned in 2005 resulted from all lines in this sub-segment, but was more pronounced in the casualty line. Increased competition and increased risk retention by cedants are the principal reasons for the decrease in premium volume in this sub-segment. The Company has remained selective in an increasingly competitive environment and has chosen to retain business that met its profitability objectives instead of focusing on premium volume.

Global (Non-U.S.) P&C (continued)

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in 2005 reflect a) losses related to the large 2005 catastrophic loss events in the amount of $61 million or 7.1 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years in the amount of $67 million, or 7.9 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net favorable loss development of $67 million included net favorable loss development for prior accident years in the property and casualty lines of $76 million, partially offset by net adverse loss development in the motor line of $9 million. The net favorable loss development was primarily due to favorable loss emergence, as losses reported by cedants during 2005 for prior accident years and for treaties where the risk period expired were lower (higher for motor) than the Company expected. Loss information provided by cedants in 2005 for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the property and casualty lines (increased for the motor line), which had the net effect of decreasing the level of prior year loss estimates for this sub-segment.

The decrease in losses and loss expenses and loss ratio from 2004 to 2005 is explained by the increase of $91 million in the level of net favorable prior year development and a reduction of approximately $29 million in losses and loss expenses resulting from the decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned, partially offset by the increase of $27 million in the level of large catastrophic losses.

Acquisition costs and acquisition ratio

The decrease in acquisition costs in 2005 compared to 2004 is due to the reduction in the Company’s book of business and exposure as evidenced by the decrease in net premiums earned. The acquisition ratio is comparable for both years.

Technical result and technical ratio

The increase in technical result and decrease in technical ratio from 2004 to 2005 is explained by the increase of $91 million in net favorable prior year development, partially offset by the increase of $27 million in the level of large catastrophic losses, and a reduction of approximately $19 million in profitability resulting from the decrease in net premiums earned.

2004 over 2003

Premiums

The Global (Non-U.S.) P&C sub-segment represented 24% of total net premiums written for 2004. Changes in average foreign exchange rates contributed 10 points of growth for this sub-segment as the U.S. dollar weakened during 2004 compared to 2003 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. The remainder of the growth in this sub-segment was attributable to the casualty line and was partially offset by decreases in the motor and property lines. Notwithstanding the increased competition prevailing in this sub-segment, and higher risk retention from cedants, the terms and conditions remained strong in 2004 and the Company was able to pursue business that met its profitability objectives.

Global (Non-U.S.) P&C (continued)

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in 2004 reflected a) losses related to the 2004 Atlantic hurricanes and Indian Ocean tsunami in the amount of $34 million or 3.7 points on the loss ratio of this sub-segment; b) net adverse loss development on prior accident years in the amount of $24 million, or 2.5 points on the loss ratio; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) the expansion in the casualty and non-proportional motor lines that typically tend to have a higher loss ratio due to the long-tail nature of the risks involved. The net adverse loss development of $24 million included net adverse loss development for prior accident years in the motor and casualty lines of $106 million, partially offset by net favorable loss development in the shorter-tail property line of $82 million. The net adverse loss development in the motor and casualty lines was primarily due to a revaluation of the loss development assumptions, particularly in the non-proportional lines, used by the Company to estimate future liabilities due to what it believes are adverse industry-wide trends in these lines of business. Loss information provided by cedants in 2004 for all lines in this sub-segment for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the motor and casualty lines (decreased for the property line), which had the net effect of increasing the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in 2003 reflected a) no significant or catastrophic loss; b) net favorable loss development on prior accident years in the amount of $11 million; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) expansion in the casualty and non-proportional motor lines that typically tends to have a higher loss ratio due to the long-tail nature of the risks involved. The net favorable loss development of $11 million included net adverse loss development for prior accident years of $23 million on the motor line offset by $34 million of net favorable development on the property and casualty lines.

The increase in losses and loss expenses and loss ratio from 2003 to 2004 was explained by losses related to the Atlantic hurricanes and Indian Ocean tsunami, net adverse prior year development, growth in the book of business and the increased proportion of casualty business written in this sub-segment in 2004.

Acquisition costs and acquisition ratio

The increase in acquisition costs in 2004 compared to 2003 is due to growth in the volume of premiums earned for 2004. The acquisition ratio is comparable for both years.

Technical result and technical ratio

The decrease in technical result and increase in technical ratio from 2003 to 2004 is explained primarily by the higher level of large catastrophic losses and net adverse prior year development.

2006 Outlook

During the January 1, 2006 renewals, the Company observed a continuation of the trend by cedants to increase their retentions and reinsurers to increase their competitive behavior. Terms, conditions and pricing declined in several markets as a result of the increased competition and the Company reduced the portion of its book of business that renewed on January 1, 2006 in this sub-segment by a low double-digit percentage. Management expects that the environment will continue to deteriorate in this sub-segment during the remainder of 2006. As net premiums written have decreased in 2005 and are earned over the risk period, which is generally one to two years, net premiums earned are expected to experience a higher decrease than net premiums written in 2006.

Worldwide Specialty

The Worldwide Specialty sub-segment is usually the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to volatility relating to significant catastrophe and other large losses, and thus, profitability in any one year is not necessarily predictive of future profitability. During 2005, the unprecedented level of large catastrophe losses has impacted the technical result and ratio for this sub-segment and distorted year-to-year comparisons as discussed below. The following table provides the components of the technical result and their corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2005	% Change 2005 over 2004	2004	% Change 2004 over 2003	2003
Gross premiums written	$1,533	—%	$1,531	(1)%	$1,542
Net premiums written	1,501	(1)	1,509	(1)	1,517
Net premiums earned	$1,456	(3)	$1,500	(1)	$1,518
Losses and loss expenses	(1,334)	79	(744)	(10)	(829)
Acquisition costs	(308)	(5)	(323)	12	(289)

Technical result	$(186)	NM	$433	8	$400

Loss ratio	91.6%		49.6%		54.6%
Acquisition ratio	21.2		21.6		19.0

Technical ratio	112.8%		71.2%		73.6%

NM:	not meaningful

2005 over 2004

Premiums

The Worldwide Specialty sub-segment represented 42% of total net premiums written in 2005. Changes in average foreign exchange rates contributed 2 points of growth for this sub-segment as the U.S. dollar weakened during 2005 compared to 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Without the positive contribution of foreign exchange, net premiums written would have declined by 3%. Following hurricane Katrina, Rita and Wilma, reinstatement premiums of $48 million and back-up covers of $11 million were recorded in the catastrophe line in this sub-segment, which slowed the decline in net premiums written. While the 2005 catastrophic loss events reversed the price competition in catastrophe-exposed lines (generally short-tail lines), the decline in pricing, and net premiums written, continued in other lines in this sub-segment. In response to these conditions and to increased competition in this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in 2005 reflect a) losses related to the large 2005 catastrophic loss events in the amount of $741 million or 49.4 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years in the amount of $212 million, or 14.5 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net favorable loss development of $212 million included net adverse loss development for prior accident years for the agriculture line of $10 million, offset by net favorable loss development in all other lines of $222 million. The net favorable loss development was primarily due to favorable loss emergence, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for agriculture) than the Company expected. Loss information provided by cedants in 2005 for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines (increased for the agriculture line), which had the net effect of decreasing the level of prior year loss estimates (increasing for the agriculture line) for this sub-segment.

Worldwide Specialty (continued)

The increase in losses and loss expenses and loss ratio from 2004 to 2005 is explained by the increase of $656 million in the level of large catastrophic losses, partially offset by the increase of $19 million in net favorable prior year development and a reduction of approximately $47 million in losses and loss expenses resulting from the decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned.

Acquisition costs and acquisition ratio

The decrease in acquisition costs in 2005 compared to 2004 results from the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned, and shifts in the mix of business as certain lines carry lower acquisition costs. Although the acquisition ratio is flat, two trends offset each other in 2005. The increase in net favorable prior year loss development resulted in increased sliding scale commissions and profit commission adjustments, which increased the acquisition ratio. Reinstatement premiums received by the Company following hurricane Katrina, Rita and Wilma carried lower acquisition costs than the average for this sub-segment, which had the effect of decreasing the acquisition ratio.

Technical result and technical ratio

The decrease in technical result and increase in technical ratio from 2004 to 2005 is explained by the increase of $615 million in the level of large catastrophic losses, net of reinstatement premiums, and a reduction of approximately $23 million in profitability resulting from the decrease in net premiums earned, partially offset by the increase of $19 million in net favorable prior year development.

2004 over 2003

Premiums

The Worldwide Specialty sub-segment represented 39% of total net premiums written in 2004. Gross and net premiums written and earned were relatively flat in 2004 compared to 2003. The weakening of the U.S. dollar in 2004 compared to 2003 contributed approximately 6 points of growth in net premiums written in this sub-segment. Without the positive contribution of foreign exchange, net premiums written would have declined by 7%. The Company had seen no real change in market trends since the second half of 2003, where the pricing for the most profitable lines of business had started to decline and the other lines exhibited a slow but orderly reduction in the rate of price increases as a result of increasing competition. However, following the high level of natural catastrophes in the third quarter of 2004, the Company observed that pricing deterioration slowed down in the markets and lines directly affected by these loss events. In 2004, the Company remained selective in pursuing business that met its profitability objectives and declined treaties where terms and conditions did not meet the Company’s standards.

Losses and loss expenses and loss ratio

The losses and loss expense and loss ratio reported in 2004 reflected a) losses related to the 2004 Atlantic hurricanes and Indian Ocean tsunami in the amount of $85 million or 5.5 points on the loss ratio of this sub-segment; and b) net favorable loss development on prior accident years in the amount of $193 million, or 12.8 points. The net favorable loss development of $193 million included net favorable loss development of $203 million for prior accident years in all lines, except for the specialty casualty line that was affected by net adverse loss development of $10 million. The net favorable loss development was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities due to what it believes were favorable experience trends in these lines of business as losses reported by cedants during 2004 for prior accident years, and for treaties where the risk period expired, were lower (higher for specialty casualty) than the Company expected. Included in the net favorable development was a $22 million reduction of the Company’s loss estimate related to the September 11 tragedy, as the Company received information from cedants indicating that certain outstanding loss reserves were no longer necessary.

The losses and loss expenses and loss ratio reported in 2003 reflected a) no significant or catastrophic loss and an exceptionally low amount of mid-size losses; b) net favorable loss development on prior accident years in the amount of $22 million; and c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned. The net favorable loss development of $22 million included net favorable loss development for prior accident years of $61 million on the aviation, credit/surety, engineering/energy, catastrophe and other lines, which was partially offset by net adverse loss development of $39 million on the agriculture, marine and specialty casualty lines.

Worldwide Specialty (continued)

Losses reported by cedants during 2003 for prior accident years were lower than the Company expected, which led the Company to decrease its expected ultimate loss ratio for this sub-segment for prior accident years. The main factors influencing the Company’s lower than expected reported losses were a series of reductions in attritional losses and a lower number of newly reported losses by cedants. Net positive loss development included a decrease in prior year loss estimates of $7 million related to the September 11 tragedy.

The decrease in losses and loss expenses and loss ratio from 2003 to 2004 in this sub-segment is explained by higher net favorable prior year development in 2004, which was partially offset by losses related to the Atlantic hurricanes and Indian Ocean tsunami.

Acquisition costs and acquisition ratio

The increase in acquisition costs and acquisition ratio in 2004 compared to 2003 resulted primarily from a shift from treaties previously written on a net basis, where premiums were ceded to the Company net of acquisition costs, to treaties written on a gross basis, where acquisition costs were reported separately from premiums. This change in the form of the treaty did not affect the technical result under the treaty but distorted the year-over-year comparison for acquisition costs. Other factors contributing to the increase included intensifying competition in this sub-segment, which tends to increase the acquisition ratio, and a shift between lines of business where certain lines carry higher acquisition ratios.

Technical result and technical ratio

The increase in technical result and decrease in technical ratio from 2003 to 2004 is explained by the increase of $171 million in net favorable prior year development, partially offset by the increase of $80 million in the level of large catastrophic losses, net of reinstatement premiums, and a reduction of approximately $58 million in profitability resulting from the decrease in net premiums earned and the decline in pricing and conditions in 2004.

2006 Outlook

During the January 1, 2006 renewals, the Company observed divergent market conditions, with the U.S. and northern European catastrophe-exposed business, energy business and specialty property business showing strong price momentum and good growth. Most other specialty lines, including credit/surety and specialty casualty, showed declines in pricing. The Company grew the portion of its book of business that renewed on January 1, 2006 in this sub-segment by a low single-digit percentage. Management expects that the environment will continue to strengthen during the remainder of 2006 in this sub-segment, as the catastrophe line will benefit from a reduction of reinsurance capacity following the large 2005 catastrophic loss events. It is important to note that growth in the Company’s catastrophe line in 2006 will result primarily from improved pricing as opposed to increased exposure. As net premiums written decreased in 2005 and are earned over the risk period, which is generally one to two years, net premiums earned are expected to be relatively flat in 2006.

ART Segment

The ART segment, the Company’s newest segment, was reported for the first time as a separate segment in 2004. This segment includes structured risk transfer, structured finance, weather related products and the interest in earnings of the Company’s equity investment in Channel Re. As reinsurance accounting does not apply for much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the relatively small size of this segment. Accordingly, profitability or growth in any year is not necessarily predictive of future profitability or growth. The following table provides the components of the underwriting result for this segment for the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars):

	2005	2004	2003
Gross premiums written	$27	$5	$5
Net premiums written	27	5	4
Net premiums earned	$25	$6	$3
Losses and loss expenses	(32)	(7)	—
Acquisition costs	(3)	(1)	—

Technical result	$(10)	$(2)	$3
Other income	31	11	12

Other operating expenses	(13)	(13)	(11)

Underwriting result	$8	$(4)	$4
Interest in earnings of equity investment	$10	$6	$—

2005 over 2004

The ART segment had good growth in results during 2005 compared to 2004, despite market conditions that impeded opportunities. Low interest rates, which tend to reduce the attractiveness of structured risk business for clients, and low credit spreads, which reduced the opportunities in the structured finance business, were prevalent in both years. Except for the structured risk transfer line, which was impacted by hurricane Katrina, Rita and Wilma, all lines of business were profitable in 2005, with the weather products and the Company’s interest in the earnings of its equity investment in Channel Re generating the largest contribution to growth in pre-tax profit.

Underwriting result for the ART segment increased in 2005 despite the higher level of large catastrophic losses of $8 million, net of additional premiums. As a result of unusual weather patterns in Japan during 2004, the weather line incurred realized and unrealized losses on weather derivative instruments during that year. While the weather line returned to profitability in 2005, the structured risk line incurred losses on hurricane Katrina, Rita and Wilma, which mitigated the positive impact of the weather and structured finance lines.

The Company’s share of the results of Channel Re for 2005 amounted to $9.4 million and represented results for a twelve-month period from October 2004 to September 2005, as the Company records income on its investment in Channel Re on a one-quarter lag. The 2005 amount is not comparable to the 2004 amount of $6.0 million, which represented results for an eight-month period from February 2004, the date of the Company’s acquisition of an ownership interest in Channel Re, to September 30, 2004.

2004 over 2003

The ART segment had good growth in business during 2004 compared to 2003 despite the lower interest rates and lower credit spreads experienced in 2004. While the commutation of two large treaties in 2004 accelerated the recognition of the margin on the treaties, this was partially offset by a loss of $8 million in the third quarter of 2004 as one treaty incurred a loss related to the Atlantic hurricanes. Results for the structured finance business were positive, while results in the weather line included losses resulting from higher than normal temperatures in Japan. Overall, these events resulted in a net decrease in underwriting result for the ART segment in 2004.

2006 Outlook

The Company expects that current low interest rates and tight credit spreads will continue to impede growth in the structured risk transfer and structured finance lines, as well as the growth of Channel Re. The Company intends to offset these trends by cautiously exploring new business initiatives in related risk categories that should contribute to growth over time.

Life Segment

The following table summarizes the underwriting result for this segment (in millions of U.S. dollars):

	2005	% Change 2005 over 2004	2004	% Change 2004 over 2003	2003
Gross premiums written	$448	8%	$417	34%	$310
Net premiums written	434	7	404	35	300
Net premiums earned	$430	6	$406	35	$300
Life policy benefits	(320)	8	(296)	11	(267)
Acquisition costs	(120)	(12)	(136)	121	(61)

Technical result	$(10)	(61)	$(26)	(8)	$(28)
Other operating expenses	(23)	2	(22)	20	(19)
Net investment income	48	8	44	(17)	53

Allocated underwriting result (1)	$15	NM	$(4)	NM	$6

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

2005 over 2004

Premiums

The Life segment represented 12% of total net premiums written in 2005. The increases in gross and net premiums written and net premiums earned during 2005 compared to 2004 resulted primarily from three factors. First, the Company increased its book of mortality business at the end of 2004, which resulted in higher net premiums earned in 2005. Second, the Company experienced growth in mortality lines, partially offset by a reduction in longevity and health products in 2005. Finally, the U.S. dollar has weakened on average in 2005 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Changes in average foreign exchange rates accounted for approximately 2 points of growth in net premiums written in 2005.

Life policy benefits

The increase in life policy benefits in 2005 compared to 2004 resulted primarily from the growth in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned for this segment. The comparison was also affected by the effect of a reclassification made in 2004 for one large treaty where the cedant reported a reduction in life policy benefits and an equivalent increase in acquisition costs. This reclassification affects the comparison of life policy benefits and acquisition costs for the years 2005 and 2004. The Indian Ocean tsunami also resulted in life policy benefits of $5 million in 2004.

Acquisition costs

Acquisition costs included a $5 million charge in 2004 to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. The 2004 charge was due to a prolonged period of low interest rates, which had a negative effect on these treaties and resulted in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions. Without the effect of this charge and the reclassification discussed above, which increased acquisition costs in 2004, there would have been an increase in acquisition costs in 2005 compared to 2004. A shift in the mix of business for this segment in 2005 resulted in a higher proportion of mortality business, which tends to carry higher acquisition costs in the early years of the treaties.

Net investment income

The increase in net investment income for this segment for 2005 compared to 2004 is primarily attributable to the growth in the book of business.

Life Segment (continued)

Allocated underwriting result

The improvement in allocated underwriting result in 2005 compared to 2004 is primarily attributable to (i) the $5 million charge taken in 2004 to reduce deferred acquisition costs, (ii) the $5 million life policy benefits related to the Indian Ocean tsunami incurred in 2004, and (iii) the increase of $4 million in net investment income allocated to this segment.

2004 over 2003

Premiums

The Life segment represented 11% of total net premiums written in 2004. The increases in gross and net premiums written and net premiums earned during 2004 and 2003 resulted primarily from two factors. First, the Company took advantage of the disruption observed in the European life insurance and reinsurance market as the poor performance of equity markets in the prior three years reduced the capital available in the industry. Secondly, the U.S. dollar weakened during 2004 and 2003 and premiums denominated in currencies that appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Changes in average foreign exchange rates accounted for 10 points of growth in net premiums written during 2004.

Life policy benefits

The increase in life policy benefits in 2004 compared to 2003 resulted primarily from the growth in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned for this segment. This was partially offset by reclassifications made by a cedant in 2004 for one large treaty where the cedant reported a reduction in life policy benefits and an increase in acquisition costs. These reclassifications affected the comparison of life policy benefits and acquisition costs between 2004 and 2003.

Acquisition costs

The increase in acquisition costs in 2004 compared to 2003 was attributable to three factors including the reclassification discussed above, a change in the mix of business to certain lines which carried higher acquisition costs and a $5 million charge recognized in 2004 to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S.

Net investment income

The decrease in net investment income for this segment for 2004 compared to 2003 was attributable to a life annuity treaty for which the cedant had reported lower net investment income during 2004.

Allocated underwriting result

The decrease in allocated underwriting result in 2004 reflects the Indian Ocean tsunami life policy benefits of $5 million, the $5 million charge to reduce deferred acquisition costs on annuity treaties and an increase in acquisition costs due to the growth in multi-year mortality premiums.

2006 Outlook

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects that gross and net premiums written for this segment will experience single-digit percentage growth in 2006. As net premiums written have increased in 2005 and are earned over the risk period, which is generally more than one year for single-life and annuity premiums, net premiums earned are expected to have low double-digit percentage growth in 2006.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005	2004	2003
Non-life
Property and Casualty
Property	19%	19%	21%
Casualty	19	21	19
Motor	8	10	10
Worldwide Specialty
Agriculture	3	4	4
Aviation/Space	6	6	8
Catastrophe	11	9	10
Credit/Surety	7	6	5
Engineering/Energy	5	6	7
Marine	3	2	3
Special risk	6	6	5
ART	1	—	—
Life	12	11	8

Total	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line and segment in 2005, 2004 and 2003. The shifts in distribution reflect the Company’s response to existing market conditions. Distributions of net premiums written may also be affected by the timing of renewals or the shift in treaty structure from proportional to non-proportional basis, as well as other treaty terms. The principal market conditions and their impact on net premiums written was as follows:

2005 over 2004

•	net premiums written declined by 6% in 2005. Changes in average foreign exchange rates contributed 2 points of growth as the U.S. dollar weakened during 2005 compared to 2004 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Without the positive contribution of foreign exchange, net premiums written would have declined by 8%. Foreign exchange fluctuations affected the comparison for all lines;

•	increased competition, increased risk retention from cedants and lower cedant premium estimates for prior years are the principal reasons for the decrease in premium volume for the casualty and motor lines;

•	reinstatement premiums received by the Company following hurricane Katrina, Rita and Wilma resulted in an increase in the premium volume of the catastrophe line; and

•	the Company signed a few large life treaties in the fourth quarter of 2004, which resulted in higher net premiums written in 2005.

2004 over 2003

•	net premiums written increased by 7% in 2004. Changes in average foreign exchange rates contributed 6 points of growth as the U.S. dollar weakened during 2004 compared to 2003. Without the positive contribution of foreign exchange, net premiums written would have been relatively flat. Foreign exchange fluctuations affected the comparison for all lines;

•	as prices were declining in short-tail lines, such as property, agriculture, aviation/space, catastrophe and energy, the Company determined to non-renew certain treaties that did not meet its profitability objectives;

•	a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer; and

•	as prices and terms and conditions were still strong in casualty, motor, credit/surety, special risk and life, the Company took advantage of market conditions.

2006 Outlook

During the January 1, 2006 renewals, the Company observed divergent market conditions with business exposed to the large 2005 catastrophe losses showing stronger conditions, while other business showed either stability or declines in pricing. As a result of shifting renewal patterns, the January 1, 2006 renewals are expected to represent less than 55% of the Company’s annual Non-life business, down from approximately 60% in previous years. Since approximately 45% of the Company’s Non-life reinsurance business will renew later in 2006, market trends observed during the January 1, 2006 renewals should not be used to extrapolate the Company’s annual net premiums written. Based on January 1, 2006 renewal information from cedants and brokers, Management expects that net premiums written for the motor line will continue to decrease during the remainder of 2006 while premiums for the catastrophe line will grow. As the catastrophe line is approaching the exposure limits that are imposed by Management, growth for this line is expected to come from improved pricing and conditions as opposed to increased exposure.

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

The distribution of gross premiums written by type of treaty for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005	2004	2003
Non-life Segment
Proportional	50%	53%	53%
Non-Proportional	32	29	31
Facultative	5	7	7
ART Segment
Proportional	—	—	—
Non-Proportional	1	—	—
Life Segment
Proportional	11	10	8
Non-Proportional	1	1	1

Total	100%	100%	100%

2005 over 2004

The modest shift in the distribution of gross premiums by treaty type for the Non-life segment for 2005 resulted primarily from $48 million of non-proportional reinstatement premiums related to hurricane Katrina, Rita and Wilma. The U.S. dollar was weaker, on average, in 2005 than it was in 2004. As a result, changes in average foreign exchange rates contributed approximately 2 points to the growth in gross premiums written in 2005 and affected the year-to-year comparison for all treaty types.

2004 over 2003

A number of factors caused the modest changes in the distribution of net premiums written in 2004 compared to 2003 as follows: (i) as prices were declining in a number of short-tail lines, the Company determined to non-renew certain treaties, (ii) a number of treaties were non-renewed as a result of the cedant retaining the risk as opposed to ceding it to a reinsurer, and (iii) the U.S. dollar was weaker, on average, in 2004 than it was in 2003. Changes in average foreign exchange rates contributed approximately 6 points to the growth in gross premiums written in 2004 and affected the year-to-year comparison for all treaty types.

2006 Outlook

Based on renewal information from cedants and brokers, and assuming constant foreign exchange rates and no significant reinstatement premiums, the Company expects the distribution of gross premiums written by treaty type in 2006 will resemble the 2005 distribution, as the Company expects cedants will increase their retentions and shift business from a proportional to non-proportional basis.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005	2004	2003
Europe	46%	45%	41%
North America	41	40	44
Asia, Australia and New Zealand	8	9	10
Latin America, Caribbean and Africa	5	6	5

Total	100%	100%	100%

Growth in the European market was influenced by the stronger average rates for the euro and other currencies against the U.S. dollar in 2005 compared to 2004 and in 2004 compared to 2003 and this contributed to the increase in the European market for 2005 and 2004 and distorts the year-to-year comparisons. Growth in the Life segment, which is written primarily outside the United States, also contributed to the modest shift to Europe.

2006 Outlook

Based on January 1, 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects a modest increase in the percentage of gross premiums written in North America in 2006.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The distribution of gross premiums written by production source for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005	2004	2003
Broker	63%	64%	65%
Direct	37%	36%	35%

The distribution of gross premiums by production source was comparable for all years presented.

2006 Outlook

Based on January 1, 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the production source of gross premiums written during 2006.

Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars):

	2005	% Change 2005 over 2004	2004	% Change 2004 over 2003	2003
Fixed maturities	$288	17%	$246	21%	$203
Short-term investments, trading securities, cash and cash equivalents	26	221	8	14	7
Equities	27	38	20	19	17
Funds held and other	41	—	41	(15)	48
Investment expenses	(17)	4	(17)	28	(13)

Net investment income	$365	22	$298	14	$262

2005 over 2004

Net investment income increased in 2005 compared to 2004 for three principal reasons:

•	the invested asset base has grown significantly since December 31, 2003, as a result of the Company’s positive cash flows from operations of $1,264 million for 2004 and $1,032 million for 2005. Cash flows from 2004 generated a full year of investment income in 2005 while cash flows from 2005 were generated during the year and had a smaller positive impact on 2005’s net investment income;

•	the Company converted the entire MBS portfolio into cash and invested in MBS TBA dollar rolls during 2004, which resulted in the Company holding over $1.5 billion in cash at June 30, 2004 and September 30, 2004. While holding MBS TBA dollar roll instruments, the Company received a total return similar to what it would have if it had held a long position in the MBS portfolio. However, the accounting treatment of the MBS TBA dollar rolls, which are accounted for as derivative instruments, is different from accounting treatment on the long MBS. If the Company had held a long MBS portfolio, it would have recorded a higher net investment income under U.S. GAAP, but would not have realized the gains generated by the MBS TBA dollar rolls. As the Company held MBS TBA dollar rolls, the net investment income was lower in 2004 by approximately $6 million; and

•	investment income denominated in currencies that have appreciated, on average, against the U.S. dollar since December 31, 2004, has been converted into U.S. dollars at higher exchange rates. The average rate for the euro has increased by 3% against the U.S. dollar since 2004, the Canadian dollar increased by 8%, both the Swiss franc and the British pound increased by 2%, and the Japanese yen was flat. Changes in average foreign exchange rates contributed approximately 1 point to the growth in net investment income for 2005.

Net investment income from fixed maturities and short-term investments has increased compared to 2004 primarily due to the increase in the asset base resulting from the reinvestment of significant cash flows from operations during the last two years.

The Company has increased its allocation to equities and trading securities during 2005 and this, compounded by the increase in the asset base, resulted in an increase in net investment income for these two categories of assets.

After incurring large catastrophic losses on the 2005 hurricanes, the Company received $549 million in October 2005 in the form of a loan of $400 million and newly issued common shares of $149 million, net of issuance costs. At December 31, 2005, a significant portion of these funds was invested in cash equivalents and this contributed to the increase in the Company’s net investment income for this category of assets in 2005.

2004 over 2003

Net investment income increased in 2004 compared to 2003 for two principal reasons:

•	the invested asset base grew significantly since December 31, 2002, as a result of the Company’s positive cash flows from operations of $1,150 million for 2003 and $1,264 million for 2004; and

•	investment income denominated in currencies that appreciated, on average, against the U.S. dollar during 2004, was converted into U.S. dollars at higher average exchange rates in 2004. The euro increased by 11%, on average, against the U.S. dollar, while the British pound increased by 12%, the Swiss franc, Japanese yen and Canadian dollar increased by 8%. Changes in average foreign exchange rates contributed approximately 4 points to the growth in net investment income for 2004.

The increase in net investment income in 2004 compared to 2003 was partially offset by the $6 million decrease of net investment income related to holding MBS TBA dollar rolls for a part of 2004.

Net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents, increased compared to 2003, primarily due to the increase in the asset base resulting from the reinvestment of significant cash flows from operations during 2004 and 2003.

The decrease in investment income on funds held and other was primarily attributable to one life annuity treaty, which reported lower investment income during 2004 compared to 2003.

The increase in investment expenses in 2004 over 2003 was primarily a result of the Company’s larger asset base upon which expenses were incurred as well as costs associated with the internalization of the equity portfolio management.

2006 Outlook

Current economic indicators continue to suggest moderate global economic growth. Based on the prevailing economic indicators, and assuming constant foreign exchange rates, the Company expects market interest rates to rise in the United States and to rise more modestly in Europe during 2006. Management expects that an increase in interest rates combined with the larger asset base at December 31, 2005, as well as expected positive cash flows from operations during 2006, should contribute to higher net investment income for the Company during 2006.

Net Realized Investment Gains

The components of net realized investment gains or losses for the years ended December 31, 2005, 2004 and 2003, were as follows (in millions of U.S. dollars):

	2005	2004	2003
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$193	$101	$94
Other-than-temporary impairments	(8)	(11)	(31)
Net realized investment gains on trading securities	8	8	11
Change in net unrealized investment (losses) gains on trading securities	(1)	(2)	9
Net realized investment (losses) gains on designated hedging activities	—	—	(8)
Net realized and unrealized gains on other invested assets	3	29	13
Other realized and unrealized investment gains (losses)	12	(8)	(1)

Total net realized investment gains	$207	$117	$87

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

During the years ended December 31, 2005, 2004 and 2003, the Company recorded other-than-temporary impairments of $8 million, $11 million and $31 million, respectively. Approximately 61% of the impairments recorded in 2005 related to securities of the industrial and manufacturing sector, while the balance of impairments was related to securities of the banking and finance sector. Approximately 48% of the impairments recorded in 2004 related to securities of the banking and finance sector, while the balance was spread over many sectors. Approximately 43% of the impairments recorded in 2003 related to securities of the insurance and reinsurance sector, while the balance was spread over many sectors.

Other Operating Expenses

Other operating expenses for the years ended December 31, 2005, 2004 and 2003, were $272 million, $271 million and $236 million, respectively, and were comprised primarily of personnel and infrastructure costs. Operating expenses represented 7.5% of total net premiums earned in 2005, 7.3% in 2004 and 6.7% in 2003.

Although operating expenses were nearly flat in 2005 compared to 2004, increases in salaries, stock-based compensation, IT asset depreciation and rent and facilities totaling $22 million were offset by reductions in bonus accrual and consulting fees of $22 million. The ratio of operating expenses to net premiums earned increased in 2005 because net premiums earned decreased in 2005.

The increase in other operating expenses in 2004 compared to 2003 was the result of an increase in headcount, as well as the amortization of the capitalized cost of the Company’s reinsurance system, which was put into service during 2003. Additionally, changes in average foreign exchange rates contributed approximately 4 points to the growth of other operating expenses in 2004.

Other Income

Other income for the years ended December 31, 2005, 2004 and 2003, was $35 million, $17 million and $21 million, respectively, and primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. In 2005, 2004 and 2003, other income also included profit of approximately $4 million, $6 million and $9 million, respectively, relating to a Non-life treaty that was accounted for using the deposit accounting method.

The increase in other income for 2005 compared to 2004 results primarily from the return to profitability of the ART weather line, which had realized and unrealized losses in 2004 as a result of higher than average temperatures in Japan. The decrease in other income from 2003 to 2004 resulted primarily from losses in the weather line in 2004 and the decrease in profit on a Non-life treaty.

Financial Condition and Liquidity and Capital Resources

Investments

Total investments and cash were $9.6 billion at December 31, 2005, compared to $8.4 billion at December 31, 2004. The major factors influencing the increase in 2005 were:

•	net cash provided by operating activities of $1,032 million;

•	net proceeds from net issuance of the Company’s common shares of $102 million resulting from issuance of common shares under the Company’s equity plans and a public offering in October 2005 of $179 million, offset by payments for the repurchase of common shares under the Company’s share repurchase program of $77 million;

•	increase in the market value of the investment portfolio of $98 million;

•	issuance of the long-term debt of $400 million; offset by

•	dividend payments on common and preferred shares totaling $119 million; and

•	other factors primarily including the net negative influence of the effect of a stronger U.S dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars of approximately $332 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s invested assets are comprised of total investments and cash and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow investment guidelines as to minimum ratings, and issuer and sector concentrations. Capital funds represent the capital of the Company and are invested to maximize total return, subject to risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, below investment-grade bonds, convertible securities, and preferred and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

The Company’s investment strategy allows, to a limited extent, the use of equity short sales, which represent the sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a close to equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute positive returns. The Company’s investment strategy also allows the use of derivative securities such as futures contracts, credit default swaps, written covered call options and designated foreign exchange forwards, subject to strict limitations. Derivative instruments may be used to replicate investment positions, to enhance investment performance or to manage market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways.

At December 31, 2005, the liability funds totaled $6.3 billion and were comprised of cash and cash equivalents, short-term investments, and AAA, AA and A rated fixed income securities. The capital funds, which totaled $3.4 billion, were comprised of investment-grade fixed income securities, below investment-grade bonds, convertible securities and equity securities. At December 31, 2005 and 2004, approximately 94% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $390 million), consisting of its investment in Channel Re and other investments in non-publicly traded companies, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

At December 31, 2005, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.5% compared to 3.8% at December 31, 2004, reflecting the interest rate increases during 2005. At the same time, the duration of the Company’s investment portfolio shifted from 3.4 years at December 31, 2004 to 3.3 years at December 31, 2005. During 2005, in anticipation of rising interest rates, Management kept the portfolio duration shorter than its neutral duration and increased the allocation of capital funds to equity securities. Both these steps contributed to the positive total return, while the stronger U.S. dollar during the year mitigated some of this positive performance. The Company’s investment portfolio generated a positive total return of 0.8% and 9.1% for the years ended December 31, 2005 and 2004, respectively.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications –available for sale and trading securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2(f) to Consolidated Financial Statements.

At December 31, 2005, investments classified as available for sale comprised approximately 97% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets), with 3% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturities, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities, mortgage and asset-backed securities and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in below investment-grade bonds, which are also classified as available for sale.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at December 31, 2005 and 2004, were as follows (in millions of U.S. dollars):

2005	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$923	$2	$(10)	$915
- states or political subdivisions of states of the U.S.	6	—	—	6
- other foreign governments	1,678	34	(9)	1,703
- corporate	2,558	37	(30)	2,565
- mortgage/asset-backed securities	1,518	1	(21)	1,498

Total fixed maturities	6,683	74	(70)	6,687
Short-term investments	231	—	—	231
Equities	1,246	99	(11)	1,334

Total	$8,160	$173	$(81)	$8,252

2004	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$516	$7	$(1)	$522
- states or political subdivisions of states of the U.S.	5	—	—	5
- other foreign governments	1,863	43	(1)	1,905
- corporate	2,732	68	(8)	2,792
- mortgage/asset-backed securities	1,495	6	(2)	1,499

Total fixed maturities	6,611	124	(12)	6,723
Short-term investments	29	—	—	29
Equities	887	128	(4)	1,011

Total	$7,527	$252	$(16)	$7,763

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

At December 31, 2005, the Company had gross unrealized losses on its fixed maturities of $70 million, of which $66 million was attributable to investment-grade securities and $4 million was attributable to securities rated below investment-grade. The Company’s investment security with the largest unrealized loss position at December 31, 2005, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $3.0 million, representing 1.9% of the amortized cost of the security, which is rated AAA. This unrealized loss, as well as a majority of the Company’s total unrealized losses on fixed maturity securities, is due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. As of December 31, 2005 and 2004, Management believes that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken. Additionally, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at December 31, 2005 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
- U.S. government	$530	$(6)	$162	$(4)	$692	$(10)
- states or political subdivisions of states of the U.S.	5	—	1	—	6	—
- other foreign governments	910	(9)	2	—	912	(9)
- corporate	1,093	(17)	367	(13)	1,460	(30)
- mortgage/asset-backed securities	1,231	(18)	131	(3)	1,362	(21)

Total fixed maturities	3,769	(50)	663	(20)	4,432	(70)
Short-term investments	227	—	—	—	227	—
Equities	453	(9)	55	(2)	508	(11)

Total	$4,449	$(59)	$718	$(22)	$5,167	$(81)

The market value of the investment securities classified as trading securities was $220 million and $108 million at December 31, 2005 and December 31, 2004, respectively. Included in the total market value of trading securities at December 31, 2005 was $85 million related to convertible fixed income securities and $135 million related to equity securities. At December 31, 2005 and December 31, 2004, the net unrealized investment gain on trading securities was approximately $10 million and $6 million, respectively.

Included in net payable for securities purchased at December 31, 2005 was $102 million of equity securities sold but not yet purchased, which represents sales of securities not owned at the time of the sale. The Company had no securities sold but not yet purchased prior to 2005. Included in the change in net unrealized investment losses on trading securities of $1 million for the year ended December 31, 2005, is a change in net unrealized investment losses on equity securities sold but not yet purchased of $3 million.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at December 31, 2005:

% of Total Fixed Income Securities
Rating Category
AAA	65%
AA	3%
A	15%
BBB	11%
Below investment-grade/unrated	6%

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at December 31, 2005, by contractual maturity date is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$746	$745
More than one year through five years	2,516	2,499
More than five years through ten years	1,864	1,878
More than ten years	270	298

Subtotal	5,396	5,420
Mortgage/asset-backed securities	1,518	1,498

Total	$6,914	$6,918

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at December 31, 2005, was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Unrealized Losses
One year or less	$602	$600	$(2)
More than one year through five years	1,765	1,737	(28)
More than five years through ten years	933	916	(17)
More than ten years	46	44	(2)

Subtotal	3,346	3,297	(49)
Mortgage/asset-backed securities	1,383	1,362	(21)

Total	$4,729	$4,659	$(70)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the years ended December 31, 2005, 2004 and 2003, were $9,968.0 million, $7,299.4 million and $9,028.0 million, respectively. Realized investment gains and losses on securities classified as available for sale for the years ended December 31, 2005, 2004 and 2003, were as follows (in millions of U.S. dollars):

	2005	2004	2003
Gross realized gains	$294	$154	$132
Gross realized losses excluding other-than-temporary impairments	(101)	(53)	(38)
Other-than-temporary impairments	(8)	(11)	(31)

Total net realized investment gains on securities classified as available for sale	$185	$90	$63

See Note 3(d) to Consolidated Financial Statements for a reconciliation between net realized investment gains on investments classified as available for sale and net realized investment gains in the Consolidated Statements of Operations.

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

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $8 million, $11 million and $31 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Typically, the Company considers impairment to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately as realized losses in net income. (See Note 2(q) to Consolidated Financial Statements for a discussion of FSP FAS 115-1 and FAS 124-1.) The adoption of FSP FAS 115-1 and FAS 124-1 is not expected to have a significant impact on the net income or equity of the Company.

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of December 31, 2005 and 2004, the Company recorded $971 million and $1,100 million, respectively, of funds held assets in its Consolidated Balance Sheets, representing 7% and 9%, respectively, of the Company’s total assets. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the cedant with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

Approximately 61% of the funds held assets at December 31, 2005 earns investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at December 31, 2005, ranged from 1.5% to 6.4%, with the exception of one treaty, which earned 9.3%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is exposed only to the credit risk of the cedant.

With respect to the remainder of the funds held assets at December 31, 2005, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the cedant, including fluctuations in the market value of the underlying assets (one such treaty is a retrocessional agreement under which the Company receives more limited data than is generally received under a direct reinsurance agreement). In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the cedant, the risk of loss to the Company is somewhat mitigated, as the Company generally has the ability to offset a shortfall in the funds held assets with amounts owed to the cedant. The Company also has several property and casualty treaties in which the investment performance of the net funds held corresponds to the interest income on the assets held by the cedant; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At December 31, 2005, the cumulative value of such embedded derivatives was determined to be a gain of approximately $9 million, which is offset by an equivalent but opposite adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At December 31, 2005 and 2004, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,738 million and $5,767 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $6,552 million and $5,614 million, respectively. During 2005, the Company incurred net non-life losses and loss expenses of $2,767 million and paid net non-life losses and loss expenses of $1,485 million. Additionally, the U.S. dollar was stronger against most European currencies during 2005 and this resulted in a reduction of the non-life reserves for unpaid losses and loss expenses of $344 million. The incurred losses for the year ended December 31, 2005 (after retrocession but before reinstatement premiums) included large catastrophic losses of $959 million of which $563 million was related to hurricane Katrina, $89 million was related to hurricane Rita, $178 million was related to hurricane Wilma, $66 million was related to the Central European floods and $63 million was related to European winterstorm Erwin. The non-life ratio of paid losses to net premiums earned was 47% while the non-life ratio of paid losses to incurred losses was 54% for the year ended December 31, 2005. Policy benefits for life and annuity contracts were $1,224 million and $1,277 million at December 31, 2005 and 2004, respectively. The decrease of the life reserves in 2005 was principally due to the strengthening of the U.S. dollar against most European currencies which resulted in a reduction of policy benefits for life and annuity contracts of approximately $105 million while the life reserves in local currencies increased due to the growth of the life business.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Management believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2005.

The Company’s net reserves for unpaid losses and loss expenses include an estimate for its net ultimate liability for asbestos and environmental claims of $97 million and $92 million at December 31, 2005 and 2004, respectively. The increase in the net reserve for unpaid losses and loss expenses in 2005 is attributable to change in currency exchange rates offset by settlement of claims and was not the result of a change in the Company’s view of its ultimate liability for this business. Ultimate values for such claims cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses for these claims and these uncertainties are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its estimates.

Contractual obligations and commitments

In the normal course of its business the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2005, were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Long-term debt – principal	$620.0	$—	$220.0	$400.0	$—
Long-term debt – interest	100.4	31.9	63.8	4.7	—
Operating leases	159.2	21.8	31.2	31.0	75.2
Other operating agreements	4.6	3.2	1.2	0.2	—
Contract fees under forward sale agreement	31.4	10.8	20.6	—	—
Unpaid losses and loss expenses (1)	6,737.7	2,042.5	1,780.8	880.6	2,033.8
Other long-term liabilities:
Series C cumulative preferred shares – principal (2)	290.0	—	—	—	290.0
Series C cumulative preferred shares – dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares – principal (2)	230.0	—	—	—	230.0
Series D cumulative preferred shares – dividends	NA	15.0	29.9	29.9	15.0 per annum
Trust preferred securities – principal (3)	200.0	—	—	—	200.0
Trust preferred securities – interest	NA	15.8	31.6	31.6	15.8 per annum

NA:	not applicable
(1)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2005 and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual claims payments related to these reserves might vary significantly based on many factors including large individual losses as well as general market conditions.
(2)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 13 to Consolidated Financial Statements for further information.
(3)	Neither the Trust that issued the securities nor PartnerRe Finance I Inc. (PartnerRe Finance), which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Due to the limited nature of the information presented above, it should not be considered indicative of the Company’s liquidity or capital needs. See Liquidity below.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. As of December 31, 2005, the total amount of such credit facilities available to the Company was $858 million. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured basis in the amount of $721 million at December 31, 2005, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2005, is a $700 million five-year syndicated, unsecured credit facility. In September 2005, the Company amended and restated its unsecured credit facility on substantially the same terms and conditions as the original facility of June 2004, with the exception that the tenor of the facility was extended to September 30, 2010, the addition of an accordion feature which enables the Company to potentially increase the available credit from $700 million to $1 billion and an increase in the minimum consolidated tangible net worth that the Company must maintain.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2005, the Company was not in breach of any of the covenants under its facilities.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly. The Company’s senior unsecured debt ratings are currently A and A2 by Standard & Poor’s and Moody’s, respectively.

Shareholders’ Equity and Capital Management

Shareholders’ equity at December 31, 2005, was $3.1 billion, an 8% decrease compared to $3.4 billion at December 31, 2004. The major factors contributing to the decrease in shareholders’ equity in 2005 were:

•	a net loss of $51 million;

•	a $60 million negative effect of the currency translation adjustment resulting from the translation of PartnerRe SA’s financial statements into the U.S. dollar;

•	a $118 million decrease in net unrealized gains on investments, net of deferred taxes, recorded in equity resulting from changes in fair value due to the increase in interest rates, realization of a portion of these gains through sales of securities, as well as the strengthening of the U.S. dollar; and

•	dividends declared on both the Company’s common and preferred shares of $118 million; offset by

•	a net increase in common shares and additional paid-in capital of $88 million, due to the issuance of common shares under the Company’s equity plans and a public offering in October 2005 of $165 million, offset by the repurchase of common shares of $77 million under the Company’s share repurchase program.

As part of its long-term strategy, the Company will continue to actively manage capital to support its operations throughout the reinsurance cycle and for the benefit of the shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise.

In May 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of 3.5 million common shares, which effectively reinstated an authorized repurchase level of 5 million common shares under the prior repurchase authorization in May 2004. As of December 31, 2005, the Company has approximately 4.3 million common shares remaining under its current share repurchase authorization of 5 million common shares.

From the beginning of 2005 and until the industry experienced an unusual amount of large catastrophic losses in the third quarter of 2005, the Company repurchased in the open market 1,241,849 of its common shares, for a total cost of $75 million, during the first nine months of 2005.

The third and fourth quarters of 2005 were unprecedented in terms of natural disasters, including hurricane Katrina, the largest insured event in history. Subsequent to those large losses, the Company entered into capital transactions to raise long-term debt and equity. In October 2005, the Company issued 2,448,980 common shares for proceeds of $149 million, net of underwriting discounts and other transaction costs. The Company will use the proceeds of this capital issuance for general corporate purposes. In addition, the Company entered into a loan agreement with Citibank, N.A under which the Company has borrowed $400 million. The loan will mature on April 27, 2009 and bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company will not be permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. The Company also entered into a forward sale agreement to sell up to approximately 6.7 million of its common shares in the next three years. See Off-Balance Sheet Arrangements for a discussion on the forward sale agreement.

In December 2004, the Company repurchased 2 million of its shares under an accelerated share repurchase agreement for a total cost of approximately $126 million, including the final settlement of the agreement. During 2004, the Company also repurchased in the open market an additional 913,800 of common shares for a total cost of $48 million.

During 2004, the Company issued $230 million of 6.5% Series D cumulative redeemable preferred shares (Series D preferred shares). A portion of the net proceeds from the sale was used to repurchase common shares under the accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. Dividends on the Series D preferred shares are payable quarterly and are cumulative. The Series D preferred shares have no stated maturity and are redeemable at the option of the Company at any time after November 15, 2009.

In 2003, the Company issued $290 million of 6.75% Series C cumulative redeemable preferred shares (Series C preferred shares). The Series C preferred shares have no stated maturity and are redeemable at the option of the Company at any time after May 8, 2008. The Company also has $200 million of capital in the form of trust preferred securities, which have a 30-year maturity with an option to extend to 49 years. The trust preferred securities are redeemable at the option of the Company, at any time after November 21, 2006. The trust preferred securities were issued out of a subsidiary of the Company’s U.S. operations that does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company reflects the intercompany debt of $206.2 million associated with the issuance of these securities on its Consolidated Balance Sheets. For purposes of discussion, the Company refers to both the trust preferred securities and the related debt as the trust preferred securities.

The table below sets forth the capital structure of the Company at December 31, 2005 and 2004 (in millions of U.S. dollars):

	2005		2004
Capital Structure:
Long-term debt	$620	16%	$220	6%
Trust preferred securities (1)	200	5	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	7	290	8
6.5% Series D cumulative preferred shares, aggregate liquidation	230	6	230	6
Common shareholders’ equity	2,573	66	2,832	75

Total Capital	$3,913	100%	$3,772	100%

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash flows from operations for 2005 decreased to $1,032 million from $1,264 million in 2004. This decrease in cash flows is primarily attributable to a lower volume of premiums received and higher paid losses in 2005 compared to 2004. The increase in paid losses relates to payments on 2004 losses, including the Atlantic hurricanes, made in 2005. The decrease in cash flows is partially offset by an increase in cash receipts related to the increase in net investment income of 22% in 2005 compared to 2004. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past year.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments on the long-term debt, dividends to both common and preferred shareholders and from time to time cash outflows for the repurchase of its common shares under the share repurchase program. Corporate expenses were $51 million, common dividends paid were $84 million in the form of quarterly dividends of $0.38 per common share and preferred dividends paid were $35 million for the year ended December 31, 2005. As the Company entered into a new loan agreement in October 2005 to borrow $400 million, the Company expects to pay a total of approximately $19 million of interest per year on this long-term debt, assuming the same interest rate as December 31, 2005. However, the Company expects that investment income on the loan proceeds will largely offset the interest expense on the loan. On February 6, 2006, the Company announced that it was increasing its quarterly dividend to $0.40 per common share or approximately $91 million in total for 2006, assuming a constant number of common shares and a constant dividend rate and approximately $35 million in dividends for preferred shareholders. Since the Company’s inception in 1993, the Company has increased common share dividends every year, representing a 12% compound annual growth rate over the period.

The Company relies primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from these subsidiaries to be the principal source of its funds to pay expenses and dividends. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. that has a negative statutory earned surplus and may not pay cash dividends without prior regulatory approval. (See Note 11 to Consolidated Financial Statements.)

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. PartnerRe U.S. Holdings and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred securities outstanding. PartnerRe U.S. Holdings and its subsidiaries have paid interest of $29 million on the long-term debt and the trust preferred securities in 2005.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2006, absent a series of unusual catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from the operating cash flows, the Company would need to liquidate a portion of its investment portfolio or arrange for financing. The Company expects a decrease in cash flows from operations in 2006 compared to 2005 as the Company expects an increase in paid losses in 2006 resulting primarily from payments for the large 2005 catastrophic loss events, the majority of which are expected to be paid in 2006. Notwithstanding, the Company expects to continue to generate positive operating cash flows in 2006.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s $700 million syndicated unsecured credit facility. As of December 31, 2005, there were no borrowings under this line of credit.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to happen, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect the Company’s ability to write business.

The following are the Company’s claims paying and financial strength ratings at December 31, 2005:

Standard & Poor’s	AA-/stable
Moody’s	Aa3/negative outlook
A.M. Best	A+/stable
Fitch	AA/stable

The following are the Company’s senior unsecured debt ratings at December 31, 2005:

Standard & Poor’s	A/stable
Moody’s	A2/negative outlook

In the event of a downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings.

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At December 31, 2005, the Company was in compliance with all required covenants, and no conditions of default related to any of the Company’s debt or capital securities existed.

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company over the next three years. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in three years, subject to a maximum price per share of $79.67 and a minimum price per share of $59.45. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due both to its ownership of PartnerRe SA, whose functional currency is the euro and to PartnerRe SA and Partner Reinsurance (including the Swiss branch) underwriting reinsurance exposures and collecting premiums in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro.

During 2005, the value of the U.S. dollar strengthened approximately 14% against the Swiss franc, 13% against the euro and the Japanese yen, 11% against the British pound and weakened 3% against the Canadian dollar. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in Swiss franc, euro, Japanese yen and British pound and an increase for assets and liabilities denominated in Canadian dollar in 2005.

Net foreign exchange gains and losses amounted to a loss of $4 million, a gain of $17 million and a gain of $12 million at December 31, 2005, 2004 and 2003, respectively. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement, (iii) the impact of the Company’s foreign currency hedging strategy, and (iv) the classification in the Company’s statements of operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

FSP FAS 115-1 and FAS 124-1

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss by reference to various existing accounting literature. The FSP replaces the guidance set forth in paragraphs 10–18 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing other-than-temporary impairment guidance. The FSP supersedes EITF D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

This new guidance will be applied prospectively and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoption of the FSP is not expected to have a significant impact on the equity or net income of the Company.

SFAS 123(R)

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004) “Share-Based Payment” (SFAS 123(R)). This statement will require compensation costs related to share-based payment transactions to be recognized as an expense in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. SFAS 123(R) will apply to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. SFAS 123(R) will be effective in periods that begin after December 15, 2005. The Company will adopt SFAS 123(R) as of January 1, 2006. The adoption of SFAS 123(R) is not expected to have a significant impact on the equity or net income of the Company.

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS 133 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective in periods that begin after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155, if any, on its consolidated equity or net income.

See Note 2(q) to Consolidated Financial Statements for a discussion of new accounting pronouncements previously adopted by the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At December 31, 2005, liability funds represented 65% (or $6.3 billion) of the Company’s total invested assets. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. As the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At December 31, 2005, capital funds represented 35% (or $3.4 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and they are invested in a diversified portfolio that has the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile such as common stock, convertible and high-yield bonds, private equity investments and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, to enhance investment performance, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all investment derivative transactions. (See Note 2(k) and Note 2(l) to Consolidated Financial Statements for additional disclosures concerning derivatives.)

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

At December 31, 2005, the Company held approximately $1,498 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2005, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $261 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the effect on invested assets as an economic matter, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

As noted above, the Company strives to match the foreign currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the foreign currency mix of the Company’s fixed income portfolio at the time of the interest rate changes. See Foreign Currency Risk.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the Consolidated Balance Sheets. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities at December 31, 2005, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$620	$616
Trust preferred securities (1)	200	204
Series C cumulative preferred shares	290	280
Series D cumulative preferred shares	230	216

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Fair value of the long-term debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of current market interest rates. For the Company’s trust preferred securities, Series C cumulative preferred shares and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

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

At December 31, 2005, approximately 61% of the Company’s liability funds were in U.S. dollar denominated instruments and 39% were non–U.S. dollar denominated investments, while the Company’s unpaid losses and loss expenses were approximately 55% denominated in U.S. dollar and 45% were non–U.S. dollar reserves.

The table below summarizes the Company’s gross and net exposure on its December 31, 2005 Consolidated Balance Sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$1,773	$342	$446	$27	$2	$161	$2,751
Other net liabilities	(1,636)	(237)	(393)	(87)	(35)	(409)	(2,797)

Total foreign currency risk	137	105	53	(60)	(33)	(248)	(46)
Total derivative amount	237	(99)	48	99	36	257	578

Net foreign currency exposure	$374	$6	$101	$39	$3	$9	$532

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar, both of which the Company does not hedge, partially offset by net short exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $53 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At December 31, 2005, approximately 65% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 83% was rated A- or better and 6% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2005, the Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other as opposed to the notional amount of the contracts. At December 31, 2005, the Company’s absolute notional value of foreign exchange forward contracts was $1,172 million while the net value of those contracts was a payable of $3 million. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties.

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

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2005, were $1,494 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $218 million and the amount of the allowance provided for uncollectible reinsurance recoverable was $14 million at December 31, 2005.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale ($1,334 million at December 31, 2005). The Company also holds marketable equity securities classified as trading securities ($135 million at December 31, 2005). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $102 million at December 31, 2005, which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk. The Company reviews these assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investment in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.84. Beta measures the response of an individual stock’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 8.4% (or approximately $118 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1.2% and 3.8% increase or decrease of the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	December 31, 2005	December 31, 2004
Assets
Investments and cash:
Fixed maturities, available for sale, at fair value (amortized cost: 2005, $6,682,243; 2004, $6,611,683)	$6,686,822	$6,723,580
Short-term investments, available for sale, at fair value (amortized cost: 2005, $231,442; 2004, $28,691)	230,933	28,694
Equities, available for sale, at fair value (cost: 2005, $1,246,192; 2004, $887,006)	1,334,374	1,010,777
Trading securities, at fair value (cost: 2005, $210,432; 2004, $102,371)	220,311	108,402
Cash and cash equivalents, at fair value, which approximates amortized cost	1,001,378	436,003
Other invested assets	104,920	90,268

Total investments and cash	9,578,738	8,397,724
Accrued investment income	143,548	151,871
Reinsurance balances receivable	1,493,507	1,522,989
Reinsurance recoverable on paid and unpaid losses	217,948	183,149
Funds held by reinsured companies	970,614	1,100,107
Deferred acquisition costs	437,741	409,332
Deposit assets	289,459	299,408
Net tax assets	87,667	81,235
Goodwill	429,519	429,519
Other	95,389	104,564

Total assets	$13,744,130	$12,679,898

Liabilities
Unpaid losses and loss expenses	$6,737,661	$5,766,629
Policy benefits for life and annuity contracts	1,223,871	1,277,101
Unearned premiums	1,136,233	1,194,778
Reinsurance balances payable	127,607	166,218
Ceded premiums payable	25,110	2,439
Funds held under reinsurance treaties	18,910	21,875
Deposit liabilities	333,820	344,202
Long-term debt	620,000	220,000
Net payable for securities purchased	93,318	1,580
Accounts payable, accrued expenses and other	128,627	127,026
Debt related to trust preferred securities	206,186	206,186

Total liabilities	10,651,343	9,328,034

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2005, 56,730,195; 2004, 54,854,398)	56,730	54,854
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 11,600,000; aggregate liquidation preference: 2005 and 2004, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 9,200,000; aggregate liquidation preference: 2005 and 2004, $230,000,000)	9,200	9,200
Additional paid-in capital	1,373,992	1,288,292
Deferred compensation	(107)	(199)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax amounting to: 2005, $13,639; 2004, $40,429)	77,049	194,575
Currency translation adjustment	12,614	72,510
Retained earnings	1,551,709	1,721,032

Total shareholders’ equity	3,092,787	3,351,864

Total liabilities and shareholders’ equity	$13,744,130	$12,679,898

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Revenues
Gross premiums written	$3,665,238	$3,887,516	$3,624,518
Net premiums written	$3,615,878	$3,852,672	$3,589,641
Increase in unearned premiums	(16,689)	(118,932)	(86,199)

Net premiums earned	3,599,189	3,733,740	3,503,442
Net investment income	364,508	297,997	261,697
Net realized investment gains	206,874	117,339	86,656
Other income	34,920	17,293	21,101

Total revenues	4,205,491	4,166,369	3,872,896

Expenses
Losses and loss expenses and life policy benefits	3,086,730	2,475,743	2,365,742
Acquisition costs	848,714	901,554	773,230
Other operating expenses	271,504	271,331	235,739
Interest expense	32,869	40,744	18,570
Net foreign exchange losses (gains)	3,543	(16,586)	(11,824)

Total expenses	4,243,360	3,672,786	3,381,457
(Loss) income before distributions related to trust preferred and mandatorily redeemable preferred securities, taxes and interest in earnings of equity investments	(37,869)	493,583	491,439
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	—	21,650
Income tax expense	22,924	7,560	2,110
Interest in earnings of equity investments	9,729	6,330	—

Net (loss) income	$(51,064)	$492,353	$467,679
Preferred dividends	34,525	21,485	29,390

Net (loss) income available to common shareholders	$(85,589)	$470,868	$438,289

Comprehensive (Loss) Income, Net of Tax
Net (loss) income	$(51,064)	$492,353	$467,679
Change in net unrealized gains on investments	(117,526)	28,083	46,887
Change in currency translation adjustment	(59,896)	55,853	47,477

Comprehensive (loss) income	$(228,486)	$576,289	$562,043

Per Share Data
Net (loss) income per common share:
Basic net (loss) income	$(1.56)	$8.80	$8.23
Diluted net (loss) income	$(1.56)	$8.71	$8.13
Weighted average number of common shares outstanding	54,951.2	53,490.8	53,238.6
Weighted average number of common and common share equivalents outstanding	54,951.2	54,047.4	53,895.9

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Common Shares
Balance at beginning of year	$54,854	$53,742	$52,376
Repurchase of common shares	(1,242)	(2,914)	—
Issue of common shares	3,118	4,026	1,366

Balance at end of year	56,730	54,854	53,742

Preferred Shares
Balance at beginning of year	20,800	11,600	10,000
Redemption of preferred shares	—	—	(10,000)
Issue of preferred shares	—	9,200	11,600

Balance at end of year	20,800	20,800	11,600

Additional Paid-In Capital
Balance at beginning of year	1,288,292	1,023,167	977,714
Repurchase of common shares	(75,321)	(170,440)	—
Issue of common shares	161,021	227,264	13,131
Issue and adjustment of purchase contract for common shares	—	(4,780)	(4,780)
Redemption of preferred shares	—	—	(232,163)
Issue of preferred shares	—	213,081	269,265

Balance at end of year	1,373,992	1,288,292	1,023,167

Deferred Compensation
Balance at beginning of year	(199)	(125)	(261)
Issue of restricted common shares	—	(276)	—
Amortization of deferred compensation	92	202	136

Balance at end of year	(107)	(199)	(125)

Accumulated Other Comprehensive Income
Balance at beginning of year	267,085	183,149	88,785
Net unrealized (losses) gains on investments, net of reclassification adjustments	(117,526)	28,083	46,887
Currency translation adjustment	(59,896)	55,853	47,477

Balance at end of year	89,663	267,085	183,149

Retained Earnings
Balance at beginning of year	1,721,032	1,322,859	948,568
Net (loss) income	(51,064)	492,353	467,679
Dividends on common shares	(83,734)	(72,695)	(63,998)
Dividends on preferred shares	(34,525)	(21,485)	(29,390)

Balance at end of year	1,551,709	1,721,032	1,322,859
Total shareholders’ equity	$3,092,787	$3,351,864	$2,594,392

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Cash Flows from Operating Activities
Net (loss) income	$(51,064)	$492,353	$467,679
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	42,220	40,188	26,326
Net realized investment gains	(206,874)	(117,339)	(86,656)
Changes in:
Unearned premiums	16,689	118,932	86,199
Net reinsurance balances	(117,519)	(80,086)	(105,730)
Unpaid losses and loss expenses including life policy benefits	1,380,315	820,249	1,009,319
Net tax assets	13,784	(715)	(1,052)
Other changes in assets and liabilities	(50,656)	(5,709)	(233,712)
Net (purchases) sales of trading securities	(4,365)	14,237	(1,203)
Other, net	9,423	(18,314)	(11,091)

Net cash provided by operating activities	1,031,953	1,263,796	1,150,079

Cash Flows from Investing Activities
Sales of fixed maturities	4,832,037	6,296,146	8,085,048
Redemptions of fixed maturities	695,389	565,532	803,646
Purchases of fixed maturities	(5,921,427)	(8,016,220)	(9,971,218)
Sales of short-term investments	218,386	48,387	25,980
Redemptions of short-term investments	90,571	39,052	45,423
Purchases of short-term investments	(525,518)	(69,803)	(114,461)
Sales of equities	4,839,440	661,571	105,814
Purchases of equities	(5,054,471)	(866,290)	(228,412)
Other, net	(13,861)	(27,915)	(16,634)

Net cash used in investing activities	(839,454)	(1,369,540)	(1,264,814)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(118,924)	(92,270)	(93,424)
Net issue (repurchase) of common shares	102,440	(152,514)	14,497
Issue of preferred shares	—	222,281	280,865
Redemption of preferred shares	—	—	(242,163)
Issue of long-term debt	400,000	—	—
Adjustment on purchase contract for common shares	—	(4,780)	(4,780)

Net cash provided by (used in) financing activities	383,516	(27,283)	(45,005)

Effect of foreign exchange rate changes on cash	(10,640)	10,338	7,792

Increase (decrease) in cash and cash equivalents	565,375	(122,689)	(151,948)
Cash and cash equivalents – beginning of year	436,003	558,692	710,640

Cash and cash equivalents – end of year	$1,001,378	$436,003	$558,692

Supplemental cash flow information:
Net taxes paid	$9,261	$8,333	$1,526
Interest paid	$29,248	$40,575	$18,570

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1.	Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk, other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

The Company was incorporated in August 1993 under the laws of Bermuda. The Company commenced operations in November 1993 upon completion of the sale of common shares and warrants pursuant to subscription agreements and an initial public offering. In July 1997, the Company completed the acquisition of SAFR (subsequently renamed Partner Re SA), and in December 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Group (Winterthur Re).

In August 2000, the Company concluded the sale of its indirect wholly owned subsidiary, PartnerRe Life Insurance Company of the U.S., and its subsidiaries (collectively PartnerRe Life U.S.), to SCOR Group. The Company purchased PartnerRe Life U.S. in December 1998 as part of the Winterthur Re acquisition. The Company, through a series of retrocession agreements with SCOR Group, retained certain annuity treaties following the sale.

2.	Significant Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

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

Gross premiums written and earned are based upon reports received from ceding companies, supplemented by the Company’s own estimates of premiums written and earned for which ceding company reports have not been received. Differences between such estimates and actual amounts are recorded in the period in which the estimates are changed or the actual amounts are determined. Net premiums written and earned are presented net of ceded premiums, which represent the cost of retrocession protection purchased by the Company. Premiums are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which is generally one to two years. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force. Premiums related to individual life and annuity business are recorded over the premium-paying period on the underlying policies. Premiums on annuity and universal life insurance policies for which there is no significant mortality or critical illness risk are accounted for in a manner consistent with accounting for interest-bearing financial instruments and are not reported as revenues, but rather as direct deposits to the contract. Amounts assessed against annuity and universal life policyholders are recognized as revenue in the period assessed.

(b)	Losses and Loss Expenses and Life Policy Benefits

The Company’s non-life operations are composed of its Non-life and Alternative Risk Transfer (ART) segments. The liability for unpaid losses and loss expenses for non-life operations includes amounts determined from loss reports on individual treaties (case reserves), additional case reserves when the Company’s loss estimate is higher than reported by the cedants (ACRs) and amounts for losses incurred but not yet reported (IBNR) to the Company. Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry experience and Management’s judgment. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided. Any adjustments are reflected in the periods in which they become known.

The liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement, and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5% to 5.5%. Actual experience in a particular period may vary from assumed experience and, consequently, may affect the Company’s operating results in future periods.

(c)	Deferred Acquisition Costs

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are primarily related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium revenue is recognized. Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in determining the recoverability of deferred acquisition costs. Acquisition costs related to individual life and annuity business are deferred and amortized over the premium-paying periods in proportion to anticipated premium income, allowing for lapses, terminations and anticipated investment income. Acquisition costs related to universal life and single premium annuity contracts for which there is no significant mortality or critical illness risk are deferred and amortized over the lives of the policies as a percentage of the estimated gross profits expected to be realized on the policies.

(d)	Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. Under such contractual arrangements, the cedant retains the premiums that would have otherwise been paid to the Company and the Company earns interest on these funds. With the exception of those arrangements discussed below, the Company generally earns investment income on the funds held balances based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates at December 31, 2005, ranged from 1.5% to 6.4%, with the exception of one treaty, which earned 9.3%.

In certain circumstances, the Company may receive an investment return based upon either the result of a pool of assets held by the cedant, generally used to collateralize the funds held balance, or the investment return earned by the cedant on its entire investment portfolio. This is most common in the Company’s life reinsurance business. In these arrangements, gross investment returns are typically reflected in income with a corresponding increase or decrease (net of a spread) being recorded as life policy benefits in the Company’s Consolidated Statements of Operations. In these arrangements, the Company is exposed, to a limited extent, to the underlying credit risk of the pool of assets inasmuch as the underlying life policies may have guaranteed minimum returns. In such cases, an embedded derivative exists under Statement of Financial Accounting Standards (SFAS) 133 Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (Issue B36). The fair value of these derivatives is recorded by the Company as an increase or decrease to the funds held balance, which is offset by an equivalent but opposite adjustment to deferred acquisition costs.

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

Fixed maturities, short-term and equity investments that are classified as available for sale are carried at fair value, based on quoted market prices, with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets. Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase. Investment purchases and sales are recorded on a trade-date basis.

Fixed maturities, short-term and equity investments that are bought and held principally for the purpose of selling in the near term are classified as trading securities and are carried at fair value, based on quoted market prices, with the changes in fair value included in net realized investment gains and losses in the Consolidated Statements of Operations.

The Company also uses equity short sales, which are sales of securities that are not owned by the Company at the time of the sale. The obligations arising from such transactions are carried at fair value, based on quoted market prices, in net payable for securities purchased in the Consolidated Balance Sheets, with the changes in fair value included in net realized investment gains and losses in the Consolidated Statements of Operations.

Other invested assets consist primarily of investments in non-publicly traded companies (principally Channel Re—see Note 3(i)), non-publicly traded real estate funds, private placement equity investments, derivative financial instruments and other specialty asset classes. The investment in Channel Re is accounted for using the equity method. The Company’s share of Channel Re’s net income and other comprehensive income is reported in the Company’s net income and accumulated other comprehensive income, respectively, on a one-quarter lag. The Company calculates its share of Channel Re’s net income and other comprehensive income on the basis of the Company’s ownership percentage of Channel Re’s common shares currently outstanding. Other investments are recorded based on valuation techniques depending on the nature of the individual assets. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

Net investment income includes interest and dividend income, amortization of premiums and discounts on fixed maturities and short-term investments and investment income on funds held and is net of investment expenses, dividend expenses under equity short sales and withholding taxes. Investment income is recognized when earned. Realized gains and losses on the disposal of investments are determined on a first-in, first-out basis.

The Company evaluates the fair value of its investments on a periodic basis to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the amortized cost of the individual security is written down to fair value and a new cost basis is established, with the amount of the write-down included as a realized investment loss in the period in which the determination of other-than-temporary impairment is made. While the cost basis cannot be adjusted upward through net income if the value of the security subsequently increases, the cost basis may be written down again if further other-than-temporary impairments are determined.

(g)	Cash and Cash Equivalents

Cash equivalents are carried at fair value and include debt securities that, at purchase, have a maturity of three months or less.

(h)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA and Winterthur Re. SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) requires that the Company perform, at a minimum, an annual valuation of its goodwill asset to test it for impairment. The Company has established September 30 as the date for performing the Company’s annual impairment test. If, as a result of the assessment, the Company determines that the value of its goodwill asset is impaired, goodwill will be written down in the period in which the determination is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset.

(i)	Income Taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to accumulated other comprehensive income based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When Management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. The Company also establishes tax liabilities related to tax years that are open to audit when such liabilities are probable and reasonably estimable.

(j)	Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries are generally their functional currencies, except for the Bermuda subsidiaries or branches, whose functional currency is the U.S. dollar. In translating the financial statements of those subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as a separate component of accumulated other comprehensive income.

In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the weighted average rates of exchange for the year. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet dates. The resulting foreign exchange gains or losses are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The Company records realized and unrealized foreign exchange gains and losses that are covered by designated hedges in net realized investment gains and losses in the Consolidated Statements of Operations (see Note 2(k)).

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

The Company utilizes derivative financial instruments as part of an overall currency risk management strategy. On the date the Company enters into a derivative contract, Management designates whether the derivative is to be used as a hedge of an identified underlying exposure (a designated hedge). As part of its overall strategy to manage the level of currency exposure, the Company uses currency derivatives to hedge the fair value of certain available for sale fixed income securities related to the Company’s liability funds (funds representing invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets). These derivatives have been designated as fair value hedges under SFAS 133, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in net realized investment gains and losses in the Consolidated Statements of Operations. Derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities are not designated as hedges under SFAS 133. The changes in fair value of the non-designated hedges and the other reinsurance assets and liabilities are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company assesses the effectiveness of its designated hedges using the period to period dollar offset method on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective under SFAS 133.

The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item. To the extent that the Company in the future chooses to discontinue hedge accounting related to its fair value hedge of currency risk related to its available for sale fixed income securities (liability funds) because, based on Management’s assessment, the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in current period net income, and changes in the fair value of the underlying available for sale fixed income securities due to currency movements will be recorded as a component of accumulated other comprehensive income.

(l)	Investment Related Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, written covered call options, foreign currency option contracts and designated foreign exchange forward contracts for the purpose of replicating investment positions, managing market exposure and duration risks, and enhancing investment performance. These instruments are recognized as assets and liabilities in the Consolidated Balance Sheets and changes in fair value are included in net realized investment gains and losses in the Consolidated Statements of Operations. The fair values of those derivatives are based on quoted market prices or internal valuation models where quoted market prices are not available. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

(m)	Weather Derivatives

As a part of the Company’s ART operations, the Company has entered into weather related transactions that are structured as insurance, reinsurance or derivatives. When those transactions are determined to be derivatives, they are recorded at fair value with the changes in fair value reported in other income in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives.

(n)	Total Return and Interest Rate Swaps

As a part of the Company’s ART operations, the Company has entered into total return and interest rate swaps. Income related to these swaps and any fair value adjustments on the swaps are included in other income in the Consolidated Statements of Operations. The Company records these swaps at fair value, based on quoted market prices. Where such valuations are not available, the Company uses internal valuation models to estimate fair value.

(o)	Net Income per Common Share

Diluted net income per common share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted net income per share. Basic net income per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities.

(p)	Share-Based Compensation

The Company currently uses five types of share-based compensation: stock options, restricted shares (RS), restricted share units (RSU), stock appreciation rights and shares issued under the Company’s employee stock purchase plan. The

Company’s adoption in 2003 of the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS 148), resulted in the recognition of an expense corresponding to the fair value of the Company’s stock options that were granted beginning in 2003. The expense is recognized over the vesting period of the stock options. The Company has elected to use the prospective transition method as described in SFAS 123, which results in the expensing of options granted subsequent to January 1, 2003. Under the provisions of SFAS 123, options are valued at fair value on the date of grant using a Black-Scholes option-valuation model that considers, as of the date of grant, the exercise price and expected life of the option, the current price of the Company’s common shares and its expected volatility, expected dividends on the common shares and the risk-free interest rate for the expected life of the option.

The adoption of the fair value provision of SFAS 123 resulted in a charge to net income of $3.3 million, or $0.06 per diluted share, for the year ended December 31, 2003. Prior to January 1, 2003, the Company accounted for share-based compensation under the intrinsic value provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25). Accordingly, no compensation costs were recognized for grants of stock options under the Company’s stock option plans.

The following table illustrates the net effect on net (loss) income available to common shareholders and net (loss) income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding equity-based compensation issued (in thousands of U.S. dollars, except per share data):

	2005	2004	2003
Net (loss) income available to common shareholders:
As reported	$(85,589)	$470,868	$438,289
Add: Stock-related compensation expense included in net (loss) income as reported	9,270	7,079	3,332
Less: Total stock-related compensation expense determined under fair value method for all grants	12,373	13,728	11,582

Pro forma	$(88,692)	$464,219	$430,039

Net (loss) income per common share:
Basic
As reported	$(1.56)	$8.80	$8.23
Pro forma	$(1.61)	$8.68	$8.08
Diluted
As reported	$(1.56)	$8.71	$8.13
Pro forma	$(1.61)	$8.59	$7.98

(q)	New Accounting Pronouncements

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

SFAS 150

In July 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As a result of the adoption of SFAS 150, the Company classified its mandatorily redeemable preferred securities as liabilities in the Consolidated Balance Sheets. In December 2004, the Company settled the purchase contracts associated with its PEPS units in exchange for newly issued common shares of the Company and the Company purchased and cancelled the Series B cumulative preferred shares that were part of its PEPS units (see Note 12). The Company has classified distributions related to its mandatorily redeemable preferred securities as interest expense in the Consolidated Statements of Operations for the year ended December 31, 2004 and for the last six months of 2003, and has left the presentation for the first six months of 2003 unchanged. This new presentation has no impact on the Company’s equity or net income for any periods presented.

FIN 46(R)

In December 2003, the Company began applying the guidance in FASB Interpretation No. 46 (Revised December 2004) “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Neither PartnerRe Capital Trust I (the Trust), which issued the Company’s trust preferred securities, nor PartnerRe Finance I Inc. (PartnerRe Finance), which owns the Trust, meet the consolidation requirements of FIN 46(R). As a result, the Company has deconsolidated the Trust and PartnerRe Finance and has reflected the debt related to the trust preferred securities issued by the Company to PartnerRe Finance as a liability in the Consolidated Balance Sheets. Starting January 1, 2004, the Company reported the interest on the debt related to the trust preferred securities as interest expense in the Consolidated Statements of Operations and has left the presentation for the 2003 Consolidated Statements of Operations unchanged. This new presentation has no impact on the Company’s equity or net income for any periods presented.

FSP FAS 115-1 and FAS 124-1

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss by reference to various existing accounting literature. The FSP replaces the guidance set forth in paragraphs 10–18 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing other-than-temporary impairment guidance. The FSP supersedes EITF D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

This new guidance will be applied prospectively and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoption of the FSP is not expected to have a significant impact on the equity or net income of the Company.

SFAS 123(R)

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004) “Share-Based Payment” (SFAS 123(R)). This statement will require compensation costs related to share-based payment transactions to be recognized as an expense in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. SFAS 123(R) will apply to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. SFAS 123(R) will be effective in periods that begin after December 15, 2005. The Company will adopt SFAS 123(R) as of January 1, 2006. The adoption of SFAS 123(R) is not expected to have a significant impact on the equity or net income of the Company.

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS 133 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective in periods that begin after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155, if any, on its consolidated equity or net income.

3. Investments

(a) Fixed Maturities, Equities and Short-Term Investments Available for Sale

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at December 31, 2005 and 2004, were as follows (in thousands of U.S. dollars):

2005	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$922,652	$2,245	$(10,142)	$914,755
- states or political subdivisions of states of the U.S.	6,074	—	(111)	5,963
- other foreign governments	1,677,807	33,274	(8,363)	1,702,718
- corporate	2,557,926	37,271	(29,819)	2,565,378
- mortgage/asset-backed securities	1,517,784	1,372	(21,148)	1,498,008

Total fixed maturities	6,682,243	74,162	(69,583)	6,686,822
Short-term investments	231,442	5	(514)	230,933
Equities	1,246,192	99,269	(11,087)	1,334,374

Total	$8,159,877	$173,436	$(81,184)	$8,252,129

2004	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$515,976	$6,936	$(1,188)	$521,724
- states or political subdivisions of states of the U.S.	5,532	160	(8)	5,684
- other foreign governments	1,862,970	42,216	(569)	1,904,617
- corporate	2,731,999	68,747	(8,381)	2,792,365
- mortgage/asset-backed securities	1,495,206	5,671	(1,687)	1,499,190

Total fixed maturities	6,611,683	123,730	(11,833)	6,723,580
Short-term investments	28,691	8	(5)	28,694
Equities	887,006	127,798	(4,027)	1,010,777

Total	$7,527,380	$251,536	$(15,865)	$7,763,051

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The following tables present the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at December 31, 2005 and 2004 (in millions of U.S. dollars):

2005	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
- U.S. government	$530.6	$(6.0)	$161.7	$(4.1)	$692.3	$(10.1)
- states or political subdivisions of states of the U.S.	4.6	(0.1)	1.3	—	5.9	(0.1)
- other foreign governments	909.6	(8.3)	2.0	(0.1)	911.6	(8.4)
- corporate	1,092.8	(17.2)	367.1	(12.6)	1,459.9	(29.8)
- mortgage/asset-backed securities	1,230.9	(18.0)	131.2	(3.2)	1,362.1	(21.2)

Total fixed maturities	3,768.5	(49.6)	663.3	(20.0)	4,431.8	(69.6)
Short-term investments	227.6	(0.5)	—	—	227.6	(0.5)
Equities	452.9	(9.4)	54.8	(1.7)	507.7	(11.1)

Total	$4,449.0	$(59.5)	$718.1	$(21.7)	$5,167.1	$(81.2)

2004	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
- U.S. government	$229.6	$(1.2)	$—	$—	$229.6	$(1.2)
- states or political subdivisions of states of the U.S.	1.4	—	—	—	1.4	—
- other foreign governments	261.0	(0.6)	—	—	261.0	(0.6)
- corporate	793.6	(6.1)	77.7	(2.3)	871.3	(8.4)
- mortgage/asset-backed securities	577.4	(1.7)	—	—	577.4	(1.7)

Total fixed maturities	1,863.0	(9.6)	77.7	(2.3)	1,940.7	(11.9)
Short-term investments	15.2	—	—	—	15.2	—
Equities	53.6	(2.3)	54.6	(1.7)	108.2	(4.0)

Total	$1,931.8	$(11.9)	$132.3	$(4.0)	$2,064.1	$(15.9)

The Company’s investment security with the largest unrealized loss position at December 31, 2005, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $3.0 million, representing 1.9% of the amortized cost of the security, which is rated AAA. This unrealized loss, as well as a majority of the Company’s total unrealized losses on fixed maturity securities, is due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa. As of December 31, 2005 and 2004, the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

(b)	Maturity Distribution of Available for Sale Securities

The distribution of available for sale fixed maturities and short-term investments at December 31, 2005 by contractual maturity is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$746,614	$744,895
More than one year through five years	2,515,656	2,499,449
More than five years through ten years	1,863,986	1,877,531
More than ten years	269,645	297,872

Subtotal	5,395,901	5,419,747
Mortgage/asset-backed securities	1,517,784	1,498,008

Total	$6,913,685	$6,917,755

(c)	Change in Net Unrealized Gains (Losses) on Investments

The analysis of the change in net unrealized gains (losses) on investments net of applicable taxes reflected in accumulated other comprehensive income for the years ended December 31, 2005, 2004 and 2003, is as follows (in thousands of U.S. dollars):

	2005	2004	2003
Fixed maturities	$(107,318)	$9,740	$(45,055)
Short-term investments	(512)	(33)	22
Equity securities	(35,589)	24,518	119,983
Other investments	(897)	(641)	(55)

	(144,316)	33,584	74,895
Decrease (increase) in tax liability	26,790	(5,501)	(28,008)

Net change reflected in accumulated other comprehensive income	$(117,526)	$28,083	$46,887

(d)	Realized Gains (Losses) on Investments

Proceeds from the sale of investments classified as available for sale for the years ended December 31, 2005, 2004 and 2003, were $9,968.0 million, $7,299.4 million and $9,028.0 million, respectively. Realized investment gains and losses on securities classified as available for sale for the years ended December 31, 2005, 2004 and 2003, were as follows (in thousands of U.S. dollars):

	2005	2004	2003
Gross realized gains	$294,038	$153,670	$132,196
Gross realized losses excluding other-than-temporary impairments	(100,842)	(52,858)	(38,541)
Other-than-temporary impairments	(8,120)	(10,528)	(30,744)

Total net realized investment gains on available for sale securities	$185,076	$90,284	$62,911

The components of the net realized investments gains and losses on securities classified as available for sale for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands of U.S. dollars):

	2005	2004	2003
Fixed maturities	$25,317	$25,441	$81,810
Equities	159,821	64,821	(18,320)
Short-term investments	(62)	22	(579)

Total net realized investment gains on available for sale securities	$185,076	$90,284	$62,911

The following table is a reconciliation of the net realized investments gains and losses on securities classified as available for sale to the net realized investments gains and losses in the Consolidated Statements of Operations (in thousands of U.S. dollars):

	2005	2004	2003
Net realized investment gains on available for sale securities	$185,076	$90,284	$62,911
Net realized investment gains on trading securities	7,535	8,254	10,639
Change in net unrealized investment (losses) gains on trading securities	(1,417)	(1,641)	9,063
Net realized investment gains (losses) on designated hedging activities	275	(278)	(8,173)
Net realized and unrealized gains on other invested assets	3,465	29,389	13,082
Other realized and unrealized investment gains (losses)	11,940	(8,669)	(866)

Total net realized investment gains	$206,874	$117,339	$86,656

For the years ended December 31, 2005, 2004 and 2003, the Company recorded a net loss of $2.8 million, a net loss of $1.5 million and a net gain of $1.7 million, respectively, in net realized investment gains and losses in the Consolidated Statements of Operations, representing the ineffectiveness of its designated fair value hedging activities.

(e)	Net Investment Income

The components of net investment income for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands of U.S. dollars):

	2005	2004	2003
Fixed maturities	$287,994	$245,937	$202,992
Short-term investments, trading securities, cash and cash equivalents	25,465	7,943	6,982
Equities	27,400	19,899	16,701
Funds held and other	40,987	40,940	48,103
Investment expenses	(17,338)	(16,722)	(13,081)

Net investment income	$364,508	$297,997	$261,697

(f)	Trading Securities

At December 31, 2005 and 2004, the net unrealized investment gains on trading securities were approximately $9.9 million and $6.0 million, respectively. For the years ended December 31, 2005, 2004 and 2003, the change in net unrealized investment gains and losses on trading securities (including the impact of foreign exchange) resulted in a net loss of $1.4 million, a net loss of $1.6 million and a net gain of $9.1 million, respectively, being recognized in net realized investment gains and losses in the Consolidated Statements of Operations.

(g)	Pledged Assets

At December 31, 2005 and 2004, approximately $68.8 million and $35.0 million, respectively, of cash and approximately $1,556.8 million and $1,422.2 million, respectively, of securities available for sale were deposited, pledged or held in escrow accounts to support long-term debt or in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(h)	Net Payable for Securities Purchased

Included in net payable for securities purchased at December 31, 2005 and 2004 were gross payable and receivable balances for unsettled trades and equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale. The components of net payable for securities purchased at December 31, 2005 and 2004 were as follows (in thousands of U.S. dollars):

	2005	2004
Receivable for securities sold	$175,249	$57,452
Payable for securities purchased	(166,590)	(59,032)
Equity securities sold but not yet purchased	(101,977)	—

Net payable for securities purchased	$(93,318)	$(1,580)

(i)	Other invested assets

Other invested assets primarily include the Company’s investment in Channel Re, a non-publicly traded financial guarantee reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participates in new MBIA reinsurance treaties and provides facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common stock of Channel Re. The Company’s share of Channel Re’s net income was $9.4 million and $6.0 million for the years ended December 31, 2005 and December 31, 2004 respectively. The 2003 year included no investment in or income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004.

4.	Unpaid Losses and Loss Expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2005, 2004 and 2003 (in thousands of U.S. dollars):

	2005	2004	2003
Gross liability at beginning of year	$5,766,629	$4,755,059	$3,658,416
Reinsurance recoverable at beginning of year	153,018	175,685	217,777

Net liability at beginning of year	5,613,611	4,579,374	3,440,639

Net incurred losses related to:
Current year	2,998,271	2,318,716	2,043,201
Prior years	(231,510)	(139,036)	55,463

	2,766,761	2,179,680	2,098,664

Net paid losses related to:
Current year	234,031	257,950	165,900
Prior years	1,250,534	1,120,756	1,126,882

	1,484,565	1,378,706	1,292,782

Effects of foreign exchange rate changes	(343,426)	233,263	332,853

Net liability at end of year	6,552,381	5,613,611	4,579,374
Reinsurance recoverable at end of year	185,280	153,018	175,685

Gross liability at end of year	$6,737,661	$5,766,629	$4,755,059

For the years ended December 31, 2005, 2004 and 2003, the net change in prior year reserves was a net favorable loss development of $231.5 million, a net favorable loss development of $139.0 million and a net adverse loss development of $55.5 million, respectively.

The net favorable loss development of $231.5 million in 2005 relates primarily to a net adverse loss development in the U.S. P&C sub-segment of $48 million, which included net adverse loss development for prior accident years in the motor and casualty lines of $58 million partially offset by net favorable loss development in the property line of $10 million, a net favorable loss development of $67 million in the Global (Non-U.S.) P&C sub-segment which included net favorable loss development in the property and casualty lines of $76 million partially offset by net adverse loss development in the motor line of $9 million and a net favorable loss development of $212 million in the Worldwide Specialty sub-segment, which included net favorable loss development of $222 million for prior accident years in all lines, except for the agriculture line which was affected by net adverse loss development of $10 million.

The net favorable loss development of $139.0 million in 2004 relates primarily to a net adverse loss development in the U.S. P&C sub-segment of $30 million, which included net adverse loss development for prior accident years in the motor and casualty lines of $53 million partially offset by net favorable loss development in the property line of $23 million, a net adverse loss development of $24 million in the Global (Non-U.S.) P&C sub-segment which included net adverse loss development in the motor and casualty lines of $106 million partially offset by net favorable loss development in the property line of $82 million and a net favorable loss development of $193 million in the Worldwide Specialty sub-segment, which included net favorable loss development of $203 million for prior accident years in all lines, except for the specialty casualty line which was affected by net adverse loss development of $10 million.

The net adverse loss development of $55.5 million in 2003 relates primarily to a net adverse loss development in the U.S. P&C sub-segment of $88 million, which included net adverse loss development for prior accident years of $72 million on the casualty line and $15 million on the motor line, a net favorable loss development of $11 million in the Global (Non-U.S.) P&C sub-segment which included net adverse loss development for prior accident years of $23 million on the motor line offset by net favorable loss development of $34 million on the property and casualty lines and a net favorable loss development of $22 million in the Worldwide Specialty sub-segment, which included net favorable loss development for prior accident years of $61 million on the aviation, credit/surety, engineering/energy, catastrophe and other lines, which was partially offset by net adverse loss development of $39 million on the agriculture, marine and specialty casualty lines.

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2005, 2004 and 2003 (in thousands of U.S. dollars):

	2005	2004	2003
Net incurred losses related to:
Non-life	$2,766,761	$2,179,680	$2,098,664
Life	319,969	296,063	267,078

Losses and loss expenses and life policy benefits	$3,086,730	$2,475,743	$2,365,742

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

The Company’s actual losses from hurricane Katrina may exceed the estimated losses as a result of, among other things, an increase in current industry insured loss estimates, the receipt of additional information from cedants, brokers and loss adjusters, the attribution of losses to coverages that, for the purpose of the estimates, the Company assumed would not be exposed, in which case the financial results could be further materially adversely affected.

Asbestos and Environmental Claims

The Company’s net reserve for unpaid losses and loss expenses at December 31, 2005 and 2004, included $96.6 million and $92.4 million, respectively, that represents estimates of its net ultimate liability for asbestos and environmental claims. The increase in the net reserve for unpaid losses and loss expenses in 2005 is attributable to change in currency exchange rates offset by settlement of claims and was not the result of a change in the Company’s view of its ultimate liability for this business. The gross liability for such claims at December 31, 2005 and 2004, was $108.0 million and $104.6 million, respectively, of which $98.0 million and $94.7 million, respectively, relate to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

5.	Ceded Reinsurance

The Company uses retrocession agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The Company remains liable to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverables was $13.6 million and $14.5 million at December 31, 2005 and 2004, respectively.

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits for 2005, 2004 and 2003 are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2005, 2004 and 2003, were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2005
Assumed	$3,665,238	$3,648,965	$3,155,729
Ceded	49,360	49,776	68,999

Net	$3,615,878	$3,599,189	$3,086,730

2004
Assumed	$3,887,516	$3,767,531	$2,489,426
Ceded	34,844	33,791	13,683

Net	$3,852,672	$3,733,740	$2,475,743

2003
Assumed	$3,624,518	$3,541,659	$2,356,737
Ceded	34,877	38,217	(9,005)

Net	$3,589,641	$3,503,442	$2,365,742

6.	Long-Term Debt

In connection with the acquisition of the reinsurance operations of Winterthur Re in 1998, the Company’s subsidiary, PartnerRe U.S. Corporation (PartnerRe U.S. Holdings) obtained a $220.0 million, 5.81% fixed rate bank loan. The loan, which is fully collateralized, is repayable in December 2008, with interest payments due semiannually. PartnerRe U.S. Holdings incurred interest expense of $13.0 million in each year of 2005, 2004 and 2003 and paid interest of $13.0 million, $13.1 million and $13.0 million in 2005, 2004 and 2003, respectively, in relation to the loan.

In October 2005, the Company entered into a loan agreement with Citibank, N.A. under which the Company borrowed $400.0 million. The loan, which matures in April 2009, bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company is not permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. Citibank, N.A. has pledged its rights under the loan agreement, including the proceeds of any repayment or syndication of the loan, to the Company to secure its obligations to pay the purchase price to the Company under a forward sale agreement (see Note 14), subject to Citibank, N.A.’s right to substitute cash collateral. The Company did not pay any interest in 2005 but incurred $3.2 million of interest expense in relation to the loan.

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

While not currently under examination in any of the major taxing jurisdictions in which it operates, income tax returns are open for examination for the tax years 2002-2005 in France and the United States and 2003-2005 in Switzerland. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years.

Income tax expense for the years ended December 31, 2005, 2004 and 2003, and income tax assets at December 31, 2005, 2004 and 2003, were as follows (in thousands of U.S. dollars):

	2005	2004	2003
Current income tax expense (benefit)	$9,248	$(1,034)	$3,181
Deferred income tax expense (benefit)	13,676	8,594	(1,071)

Income tax expense	$22,924	$7,560	$2,110

Net current tax liabilities	$(17,233)	$(17,685)	$(20,449)
Net deferred tax assets	104,900	98,920	101,284

Net tax assets	$87,667	$81,235	$80,835

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2005, 2004 and 2003 to the amount computed by applying the effective rate of 0% under Bermuda law to income or loss before income taxes (in thousands of U.S. dollars):

	2005	2004	2003
(Loss) income before taxes	$(28,140)	$499,913	$469,789

Reconciliation of effective tax rate (% of (loss) income before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	(275.5)	3.9	(8.2)
Impact of foreign exchange gains/losses	44.7	2.3	9.3
Prior year refund/adjustments	23.5	(5.5)	4.2
Valuation allowance	48.7	3.3	(5.0)
Other	77.1	(2.5)	0.2

Actual tax rate	(81.5)%	1.5%	0.5%

Deferred tax assets reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets as of December 31, 2005 and 2004, were as follows (in thousands of U.S. dollars):

	2005	2004
Discounting of loss reserves and adjustment to life policy reserves	$75,359	$67,188
Tax loss carryforwards	81,820	122,961
Unearned premiums	20,650	21,771
Other deferred tax assets	6,306	6,927

	184,135	218,847
Valuation allowance	(840)	(16,347)

Deferred tax assets	183,295	202,500
Unrealized appreciation and timing differences on investments	16,071	40,719
Deferred acquisition costs	26,572	26,774
Goodwill	12,890	11,563
Tax equalization reserves	19,473	14,104
Other deferred tax liabilities	3,389	10,420

Deferred tax liabilities	78,395	103,580
Net deferred tax assets	$104,900	$98,920

As of December 31, 2005, the Company had deferred tax assets of $81.0 million (after valuation allowance) relating to operating loss carryforwards. The decrease in the valuation allowance in 2005 is primarily related to an increase in positive evidence that the Swiss branch operation will generate sufficient taxable income to fully utilize its tax loss carryforward within the seven year tax loss carryforward period. The remaining tax operating losses are primarily in France. French tax law allows tax losses to be carried forward for an unlimited period. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax asset will be realized.

The following table summarizes the changes in accumulated other comprehensive income and the related tax benefit for the years ended December 31, 2005, 2004 and 2003 (in thousands of U.S. dollars):

	Before Tax	Tax Effect	Net of Tax
2005
Foreign currency translation adjustment	$(59,896)	$—	$(59,896)
Unrealized (losses) gains on investments:
Unrealized gains (losses) on investments arising during the period	40,760	(23,034)	17,726
Less reclassification adjustment for available for sale securities	(185,076)	49,824	(135,252)

	(144,316)	26,790	(117,526)

Change in accumulated other comprehensive income	$(204,212)	$26,790	$(177,422)

2004
Foreign currency translation adjustment	$55,853	$—	$55,853
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period	123,868	(44,723)	79,145
Less reclassification adjustment for available for sale securities	(90,284)	39,222	(51,062)

	33,584	(5,501)	28,083
Change in accumulated other comprehensive income	$89,437	$(5,501)	$83,936

2003
Foreign currency translation adjustment	$47,477	$—	$47,477
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period	137,806	(34,694)	103,112
Less reclassification adjustment for available for sale securities	(62,911)	6,686	(56,225)

	74,895	(28,008)	46,887

Change in accumulated other comprehensive income	$122,372	$(28,008)	$94,364

8.	Agreements with Related Parties

The Company was party to agreements with Swiss Reinsurance Company (Swiss Re, a former shareholder), Barclays Bank PLC (a company in which a board member was a non-executive director) and their respective affiliates and Atis Real (a company in which a board member was a director). Swiss Re, Barclays Bank PLC and Atis Real were no longer related parties of the Company subsequent to May 2003, April 2005 and June 2005, respectively.

Agreements with Swiss Reinsurance Company

In the normal course of their underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts (assumed and ceded) with Swiss Re and certain Swiss Re subsidiaries. Included in the 2003 Consolidated Statement of Operations were net premiums written of $4.0 million, net loss recoveries, including life policy benefits of $1.4 million and net acquisition costs of $0.7 million

The Company utilized, in the conduct of its business, certain underwriting services and licensed technology provided by Swiss Re pursuant to a service agreement. The agreement was terminated in February 2003, but the Company continued to have access to certain computer technology through the end of 2003. Fees incurred pursuant to the agreement included fixed fees for access to technology and database resources. The Company also utilized the services of Swiss Re to manage portions of its investment portfolio pursuant to investment advisory agreements. Pursuant to these agreements, which were subject to the Company’s investment guidelines and other restrictions, the Company paid a fee to Swiss Re. Service costs expensed for the year ended December 31, 2003 aggregated $0.3 million under these agreements.

Other Agreements

In the normal course of its operations, the Company has entered into certain agreements with Barclays Bank PLC and its subsidiaries (Barclays) on market terms. The Company held convertible bond securities issued by Barclays and invested in an index fund and a money market fund managed by Barclays. In addition, Barclays provided the Company with brokerage and cash management services. As part of its overall currency risk management, the Company utilized the services of Barclays when entering certain foreign exchange contracts. The Company also entered into weather related transactions with Barclays in 2005 and 2004 as part of its ART operations. Barclays is also a lending financial institution on the Company’s unsecured credit facility (see Note 17).

The Company leases office space from Atis Real. Pursuant to the lease agreement, rent expense for the years ended December 31, 2005, 2004 and 2003, aggregated $4.9 million (through June 2005), $8.6 million and $5.5 million, respectively.

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered as part of the investment portfolio were completed on market terms.

9.	Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains active defined-contribution plans and frozen non-contributory defined benefit plans.

Prior to the adoption of the defined-contribution plans in June 1999, the Company had defined benefit plans in place covering substantially all of its employees. All active employees previously enrolled in defined-benefit retirement plans have been transferred to defined-contribution plans. Benefit accruals under the former plans were either frozen, except for certain disabled participants, or rolled into the defined-contribution plans. At December 31, 2005, the defined benefit plans were fully funded.

Contributions are made by the Company and in some locations these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice. Vesting provisions meet legal compliance standards and market trends; the accumulated benefits for the majority of these plans vest immediately or over a two-year period. As required by law, certain retirement plans also provide for death and disability benefits and lump sum indemnities to employees upon retirement.

The Company incurred expenses for these pension arrangements of $12.3 million, $12.0 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10.	Stock and Stock Option Plans

Employee Equity Plan

In May 2005, the shareholders approved the PartnerRe Ltd. 2005 Employee Equity Plan (the EEP) and replaced the existing employee plan, the Employee Incentive Plan (the EIP). Under the EEP, the Company may grant stock options, restricted shares (RS), restricted share units (RSU) and stock appreciation rights to employees of the Company. The EEP is administered by the Compensation Committee of the Board (the Committee).

Under the EEP, the exercise price for options awarded under the plan will not be less than the fair market value at the time of grant. Shares available for grant under the EIP at the time of replacement were transferred and became available for grant under the EEP, including an additional 1,000,000 common shares approved by shareholders for issuance under the EEP. At December 31, 2005, 2.2 million common shares remained available for issuance under the EEP.

Under the EIP, the Company granted, subject to certain restrictions, stock options, RS, RSU, stock appreciation rights, performance units (PU) and performance shares (PS) to employees of the Company. Pursuant to the terms of the EIP, awards were granted to eligible employees at any time, in any amount, as determined by the Committee. The RS and RSU were subject to terms, conditions, restrictions and restricted periods fixed by the Committee that were generally linked to prescribed performance goals. The PU and PS awards were subject to performance goals that were fixed by the Committee. A total of 5 million common shares were authorized for issuance under the EIP.

Restricted Shares

In 2000, the Company issued under the EIP 10,000 restricted shares with a weighted-average grant date fair value of $54.50 per share. These shares vested in December 2004. In 2004, the Company also issued 5,000 restricted shares with a weighted-average grant date fair value of $55.13 per share. These shares vest in three equal installments on the anniversary of the grant. The Company records the compensation expense related to these restricted shares over the vesting period using the straight-line method. Compensation expense for restricted shares granted for the years ended December 31, 2005, 2004 and 2003, amounted to $0.1 million, $0.2 million and $0.1 million, respectively. Related deferred compensation expense at December 31, 2005 and 2004, was $0.1 million and $0.2 million, respectively.

Restricted Share Units

During 2005 and 2004, the Company issued RSU under the EIP with a fair value of $4.2 million and $2.6 million, respectively, and vesting periods ranging between three and five years. These RSU are expensed over the vesting period using the straight-line method.

Non-Employee Directors’ Stock Plan

In May 2003, the shareholders approved a new Non-Employee Directors’ Stock Plan (the Directors’ Stock Plan) as the 1993 Directors’ Stock Plan expired in 2003. Under the terms of the Directors’ Stock Plan, the Company may issue options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, all share-based awards will be issued at an exercise price per share equal to the fair market value per share at the time of grant. A total of 500,000 common shares were authorized at the inception of the Directors’ Stock Plan. At December 31, 2005, 345,388 common shares remained available for issuance under this plan.

Restricted Share Units

During 2005, 2004 and 2003, the Company issued RSU under the Directors’ Stock Plan with a fair value of $1.1 million, $1.1 million and $0.5 million, respectively. The RSU were vested on the grant date and were expensed in the year of issuance.

Stock Options

A summary of the status of the Company’s outstanding stock options as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

	Options	2005 Weighted Average Exercise Price	Options	2004 Weighted Average Exercise Price	Options	2003 Weighted Average Exercise Price
Outstanding at beginning of year	3,534,591	$50.11	3,171,251	$46.49	2,988,258	$43.96
Granted	462,019	62.43	938,225	55.59	693,513	50.06
Exercised	(609,799)	44.28	(497,600)	36.96	(445,454)	34.59
Forfeited	(63,805)	54.54	(77,285)	52.47	(65,066)	49.91

Outstanding at end of year	3,323,006	52.79	3,534,591	50.11	3,171,251	46.49

Options exercisable at end of year	1,721,965	$49.95	1,537,135	$46.67	1,242,305	$44.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.1%, 3.7% and 3.7%, expected life of seven years, expected volatility of 25%, and a dividend yield of 2%. The weighted average grant-date fair value of options granted during 2005, 2004 and 2003 was $17.15, $14.66 and $13.21, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 30.35 – $ 44.75	336,350	3.8 years	$40.65	336,350	$40.65
$ 45.31 – $ 53.67	1,154,415	6.1	50.05	815,096	50.16
$ 53.80 – $ 55.63	1,371,547	7.2	54.90	516,819	54.71
$ 56.53 – $ 64.84	460,694	9.1	62.27	53,700	59.25

$ 30.35 – $ 64.84	3,323,006	6.7	$52.79	1,721,965	$49.95

Exercise prices for all options issued during 2005, 2004 and 2003 equaled the average market price of the stock on the grant date.

Employee Share Purchase Plan

The Employee Share Purchase Plan (the ESPP) was approved by the shareholders of the Company at the 2000 Annual General Meeting and amended in February 2002. The ESPP is administered by the Committee and meets the requirements of Section 423 of the Internal Revenue Code of 1986 (United States), as amended (the Code). The ESPP has one offering period per year with two purchase periods of six months. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of PartnerRe Ltd. shares up to the limit set by the Code. Employees who enroll in the ESPP may purchase PartnerRe Ltd. shares at a 15% discount of the fair market value. Participants in the ESPP are eligible to receive dividends on their PartnerRe Ltd. shares as of the purchase date. A total of 300,000 common shares may be issued under the ESPP.

Swiss Share Purchase Plan

In February 2002, the Board of Directors approved the establishment of the Swiss Share Purchase Plan (the SSPP). The SSPP is administered by the Committee. The SSPP has two offering periods per year with two purchase periods of six months. All full-time Swiss employees are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of PartnerRe Ltd. shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase PartnerRe Ltd. shares at a 40% discount of the fair market value. Once purchased, there is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their PartnerRe Ltd. shares as of the purchase date. A total of 200,000 common shares may be issued under the SSPP.

11.	Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its operating expenses is dependent on cash dividends from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. (collectively the reinsurance subsidiaries). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. As of December 31, 2005, there were no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. that has a statutory negative earned surplus and may not pay cash dividends without prior regulatory approval.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. As of December 31, 2005, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of deferred income taxes, valuation of bonds at market and presentation of ceded reinsurance balances gross of assumed balances.

12.	Debt Related to Trust Preferred Securities and Mandatorily Redeemable Preferred Securities

Trust Preferred Securities

In November 2001, PartnerRe Capital Trust I (the Trust), a Delaware statutory business trust, issued $200 million of 7.90% Preferred Securities (trust preferred securities). The Trust is wholly owned by PartnerRe Finance I Inc. (PartnerRe Finance), a Delaware corporation formed solely for the purpose of issuing Junior Subordinated Debt securities to the Trust. PartnerRe Finance is an indirect, wholly owned subsidiary of the Company.

The Trust used the proceeds from the sale of the trust preferred securities to buy an equal principal amount of 7.90% junior subordinated debt securities of PartnerRe Finance and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Trust will redeem the trust preferred securities on December 31, 2031, which date may be extended to a date no later than December 31, 2050, and may redeem them earlier, subject to the early redemption provisions of the Subordinated Debentures (discussed below). Distributions on the trust preferred securities are payable quarterly at an annual rate of 7.90%. The Trust may defer these payments for up to 20 consecutive quarters (the extension period), but not beyond the maturity of the trust preferred securities. Any accumulated but unpaid distributions will continue to accrue interest at an annual rate of 7.90%, compounded quarterly, during the extension period.

The sole asset of the Trust consists of 7.90% Junior Subordinated Debt securities (the Subordinated Debentures) with a principal amount of $206.2 million issued by PartnerRe Finance. The Subordinated Debentures mature on December 31, 2031, which date may be extended to a date no later than December 31, 2050, and may be redeemed earlier, but no earlier than November 21, 2006. Interest on the Subordinated Debentures is payable quarterly at an annual rate of 7.90%. PartnerRe Finance may defer interest payments for up to 20 consecutive quarters, but not beyond the maturity of the Subordinated Debentures. Any accumulated but unpaid distributions will continue to accrue interest at an annual rate of 7.90%, compounded quarterly, during the extension period.

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

As a result of the implementation of FIN 46(R), the Company has deconsolidated the Trust, which issued the trust preferred securities, and PartnerRe Finance, which owns the Trust, as they do not meet the consolidation requirements under this accounting guidance. The Company is reflecting the debt related to the Trust on its December 31, 2005 and 2004 Consolidated Balance Sheets.

Mandatorily Redeemable Preferred Securities

In November 2001, the Company issued 4 million Premium Equity Participating Security Units (PEPS Units). Each PEPS Unit consisted of (i) one of the Company’s 5.61% Series B cumulative redeemable preferred shares, $1 par value, liquidation preference $50 per share (Series B preferred shares), and (ii) a purchase contract (purchase contract) issued by the Company pursuant to which the holder was obligated to purchase from the Company, no later than December 31, 2004, a number of common shares for a price of $50. The Company was required to redeem the Series B preferred shares on June 30, 2005, at a redemption price of $50 per Series B preferred share, plus all accrued and unpaid dividends. Each Series B preferred share was pledged to the Company’s benefit to secure the holder’s obligations under the purchase contract. Holders of Series B preferred shares were permitted to withdraw the pledged Series B preferred shares from the pledge arrangement only upon early settlement, settlement for cash or termination of the related purchase contract.

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

13.	Shareholders’ Equity

Authorized Shares

At December 31, 2005 and 2004, the total authorized shares of the Company were 200 million shares and 150 million shares, respectively, par value $1.00 per share.

At December 31, 2005, 100 million shares were designated as common shares, 11.6 million shares were designated as 6.75% Series C cumulative redeemable preferred shares, 9.2 million shares were designated as 6.5% Series D cumulative redeemable preferred shares and 79.2 million shares remained undesignated.

At December 31, 2004, 100 million shares were designated as common shares, 11.6 million shares were designated as 6.75% Series C cumulative redeemable preferred shares, 9.2 million shares were designated as 6.5% Series D cumulative redeemable preferred shares and 29.2 million shares remained undesignated.

Common Shares

In October 2005, the Company issued 2,448,980 common shares at $61.25 per share, net of underwriting discounts, and the net proceeds to the Company were $149 million, net of underwriting discounts and other transaction costs. The Company will use the proceeds of this capital issuance for general corporate purposes.

In May 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million common shares remaining under the prior repurchase authorization in May 2004, for a total of 5 million common shares.

During 2005, the Company repurchased in the open market 1,241,849 of its common shares pursuant to the share repurchase program at a total cost of $75.5 million, or an average cost of $60.74. The repurchased shares were cancelled and are no longer outstanding. As of December 31, 2005, the Company has approximately 4.3 million common shares remaining under its current share repurchase authorization of 5 million common shares.

In December 2004, the Company repurchased 2 million of its common shares at a total cost of approximately $125.9 million. The shares were purchased from an investment bank under an accelerated share repurchase agreement at $62.97 per share. The accelerated share repurchase agreement permitted the Company to repurchase the shares on December 30, 2004, while the investment bank purchased shares in the market during 2005. The final payment under the program of $1.1 million was based on the volume weighted average daily market price of the Company’s shares. The repurchased shares were cancelled and are no longer outstanding.

During 2004, the Company also repurchased in the open market an additional 913,800 of common shares pursuant to the share repurchase program at a total cost of $48.5 million, or an average cost of $53.06. The repurchased shares were cancelled and are no longer outstanding.

In December 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the PEPS Units (see Note 12).

Class B Warrants

In 1993, in connection with the issuance of common shares, the Company issued Class B Warrants to purchase, in the aggregate, up to approximately 6.8 million common shares provided certain performance criteria were met. The exercise price was also subject to adjustment upon the occurrence of certain events relating principally to changes in the number of common shares, options or Warrants outstanding. Twenty percent of the Class B Warrants were available for vesting on each of the first five anniversary dates of the issue of the Warrants. The vesting conditions for certain Class B Warrants available for vesting, which aggregated to 5.5 million Warrants, were not met and those Warrants were forfeited. The vesting conditions for 1.3 million Class B Warrants were met and these Warrants were all exercised in 2003 at an exercise price of $17 per share. As of December 31, 2003, the Class B Warrants were no longer outstanding.

Series A Cumulative Preferred Shares

In 1997, the Company issued 10 million of 8% Series A cumulative preferred shares (Series A preferred shares), par value $1.00 per share, for net proceeds of $242.2 million, 2 million shares of which were issued to Swiss Re. Cumulative dividends of $0.50 per share were payable quarterly. In May 2003, the Company redeemed the existing Series A preferred shares.

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

Series C Cumulative Preferred Shares

In May 2003, the Company issued 11.6 million of 6.75% Series C cumulative redeemable preferred shares (Series C preferred shares) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem the Series C preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series C preferred shares are cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale, in the amount of $250.0 million, was used to redeem the Company’s existing Series A preferred shares. The remaining net proceeds were used for general corporate purposes. In the event of liquidation of the Company, the holders of outstanding preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $290 million, plus accrued dividends.

Series D Cumulative Preferred Shares

In November 2004, the Company issued 9.2 million of 6.5% Series D cumulative redeemable preferred shares (Series D preferred shares) for a total consideration of $222.3 million after underwriting discounts and commissions totaling $7.7 million. The Series D preferred shares cannot be redeemed before November 15, 2009. Beginning November 15, 2009, the Company may redeem the Series D preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series D preferred shares are cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale, in the amount of $124.8 million, was used to repurchase common shares under the accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. In the event of liquidation of the Company, the holders of outstanding preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $230 million, plus accrued dividends.

Dividends

In 2005, the Company paid common dividends of $83.7 million in the form of quarterly dividends of $0.38 per share and paid $34.5 million of preferred dividends to Series C and Series D preference shareholders.

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

Net (Loss) Income per Share

The reconciliation of basic and diluted net (loss) income per share is as follows (in thousands of U.S. dollars, except per share amounts):

	Loss (Numerator)	Shares (Denominator)(1)	2005 Per Share (1)	Income (Numerator)	Shares (Denominator)	2004 Per Share	Income (Numerator)	Shares (Denominator)	2003 Per Share
Net (loss) income	$(51,064)			$492,353			$467,679
Preferred dividends	(34,525)			(21,485)			(29,390)

Net (loss) income available to common shareholders/Weighted average number of common shares outstanding/Basic net (loss) income per share	$(85,589)	54,951.2	$(1.56)	$470,868	53,490.8	$8.80	$438,289	53,238.6	$8.23
Effect of dilutive securities:
Class B warrants					—			224.7
Stock options					556.6			432.6

Net income available to common shareholders/Weighted average number of common and common share equivalents outstanding/Diluted net income per share				$470,868	54,047.4	$8.71	$438,289	53,895.9	$8.13

(1)	Diluted net loss per share has not been shown for 2005 because the effect of dilutive securities would have been anti-dilutive. Dilutive securities, under the form of options and others, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been antidilutive. The weighted average number of common and common share equivalents outstanding for the period would have amounted to 55,869.3 thousand shares if these securities had been included.

14.	Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company over the next three years. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in three years, subject to a maximum price per share of $79.67 and a minimum price per share of $59.45 as of December 31, 2005. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Contract fees of approximately $29 million related to the forward sale agreement were recorded against additional paid-in capital and will be paid over the next three years. Prior to the issuance of shares under the forward sale agreement, this transaction will have no other impact on the Company’s common shareholders’ equity and the Company will calculate the dilutive impact related to the forward sale agreement using the treasury method prescribed under SFAS 128, “Earnings per Share”. The Company expects this instrument to be dilutive only if the Company’s share price exceeds the maximum price per share of $79.67 prior to the sale of shares.

15.	Commitments and Contingencies

(a)	Concentration of Credit Risk

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company’s investment strategy allows for the use of derivative securities, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways.

The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts and other derivative contracts. However, because the counterparties to these contracts are high-credit-quality international banks, the Company does not anticipate non-performance. These contracts are generally of short duration and settle on a net basis. The difference between the contract amounts and the related market value is the Company’s maximum credit exposure.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, the vast majority of its reinsurance agreements permit the Company the right to offset premiums receivable from the clients against losses payable to them.

The Company is also subject to the credit risk of its cedants in the event of insolvency or the cedant’s failure to honor the value of funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the receivable or funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

(b)	Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2017. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2005 (in thousands of U.S. dollars):

Period	Amount
2006	$21,745
2007	15,687
2008	15,510
2009	15,517
2010	15,519
2011 through 2017	75,217

Total future minimum rental payments	$159,195

Rent expense for the years ended December 31, 2005, 2004 and 2003, was $24.9 million, $20.6 million and $16.4 million, respectively.

The Company also entered into non-cancelable operating subleases expiring in various years through 2010. The minimum rental income to be received by the Company in the future is $9.4 million. The leases are renewable at the option of the lessee under certain circumstances.

(c)	Contract Fees Under The Forward Sale Agreement

Under the terms of the Company’s forward sale agreement (see Note 14), the Company will pay a total of $31.4 million, including interest, in contract fees through 2008.

(d)	Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, stock-based compensation, the reimbursement of certain expenses, retention incentive payments, as well as certain severance provisions.

(e)	U.S. Life Operations Representations and Warranties

As part of the agreement to sell the U.S. life operations in 2000, the Company entered into certain representations and warranties, extending through 2008, related to the enterprise being sold. At the time of the sale, the Company established a reserve of $15.0 million for potential future claims against such representations and warranties.

(f)	Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $4.6 million through 2010.

(g)	Legal Proceedings

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

As of December 31, 2005, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While Management does not expect any of this will have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

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

16.	Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating fair market value of each class of financial instruments recorded in the Consolidated Balance Sheets.

Fair value for fixed maturities, short-term investments, equities and trading securities are based on quoted market prices. Carrying value of other invested assets, excluding investments recorded using the equity method, approximates fair value. Policy benefits for life and annuity contracts have a fair value equal to the cash value available to the policyholder should the policyholder surrender the policy. The fair value of the long-term debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of current market interest rates. The fair value of the debt related to the trust preferred securities is based on the quoted market price of the underlying trust preferred securities.

The carrying values and fair values of the financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2005 and 2004, were as follows (in thousands of U.S. dollars):

	Carrying Value	2005 Fair Value	Carrying Value	2004 Fair Value
Assets
Fixed maturities	$6,686,822	$6,686,822	$6,723,580	$6,723,580
Short-term investments	230,993	230,993	28,694	28,694
Equities	1,334,374	1,334,374	1,010,777	1,010,777
Trading securities	220,311	220,311	108,402	108,402
Other invested assets (1)	11,801	11,801	5,290	5,290
Liabilities
Policy benefits for life and annuity contracts (2)	$1,233,871	$1,233,871	$1,277,101	$1,277,101
Long-term debt	620,000	615,850	220,000	232,970
Debt related to trust preferred securities	206,186	204,000	206,186	212,720

(1)	In accordance with SFAS 107, the Company’s investments accounted for under the equity method were excluded for the purpose of the fair value disclosure.
(2)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.

Foreign Exchange Forward Contracts

The Company utilizes foreign exchange forward contracts as part of its overall currency risk management and investment strategies. In accordance with SFAS 133, these derivative instruments are recorded in the Consolidated Balance Sheets at fair value, with changes in fair value recognized in either net realized investment gains and losses or net foreign exchange gains and losses in the Consolidated Statements of Operations.

Foreign exchange forward contracts outstanding as of December 31, 2005 and 2004, were as follows (in thousands of U.S. dollars):

	Contract Amount	Market Value	2005 Net Unrealized Gains (Losses)	Contract Amount	Market Value	2004 Net Unrealized Gains (Losses)
Receivable	$1,171,881	$1,171,883	$2	$1,465,392	$1,470,761	$5,369
Payable	(1,171,881)	(1,175,248)	(3,367)	(1,465,392)	(1,467,225)	(1,833)

Net	$—	$(3,365)	$(3,365)	$—	$3,536	$3,536

Foreign Currency Option Contracts

The Company also utilizes foreign currency options contracts to mitigate foreign currency risk. For the years ended December 31, 2005 and 2004, the balances related to contracts maturing on December 31 were a receivable of $1.3 million and $4.8 million, respectively. At December 31, 2005 and 2004, there were no outstanding contracts.

Futures Contracts

Exchange traded treasury note futures are used by the Company for the purposes of managing portfolio duration. The notional value of the short position for treasury note futures was $213 million and $110 million, respectively, at December 31, 2005 and 2004. The Company also uses equity futures to replicate equity investment positions. The net long position for equity futures was $nil and $46 million, respectively, at December 31, 2005 and 2004. The fair value for futures contracts was a net unrealized loss of $0.5 million and a net unrealized gain of $1.1 million at December 31, 2005 and 2004, respectively.

Credit Default Swaps

At times, the Company utilizes credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line. The credit default swaps are recorded at fair value with the changes in fair value reported in net realized gains and losses in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives. The fair value of credit default swaps (the Company’s net liabilities) was a net unrealized loss of $1.7 million and $nil, respectively, at December 31, 2005 and 2004. The notional value of the Company’s credit default swaps was $255 million and $225 million, respectively, at December 31, 2005 and 2004.

Equity Short Sales

As part of the Company’s investment strategy, the Company utilizes, to a limited extent, equity short sales, which represent the sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a similar amount of offsetting short equity securities to manage market exposure and to generate absolute positive returns. The fair values for equity short sales are based on quoted market prices with the changes in fair value reported in net realized gains and losses in the Consolidated Statements of Operations. The fair value of equities sold but not yet purchased was $102 million and $nil, respectively, at December 31, 2005 and 2004 (see Note 3(h)).

Weather Derivatives

As a part of the Company’s ART operations, the Company has entered into various weather derivatives. The fair value of weather derivatives (the Company’s net assets or liabilities) was a net unrealized gain of $4.7 million and a net unrealized loss of $5.1 million, respectively, at December 31, 2005 and 2004.

Total Return and Interest Rate Swaps

As a part of the Company’s ART operations, the Company has entered into total return swaps referencing various structured finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps. The fair value of those derivatives (the Company’s net assets or liabilities) was a net unrealized gain of $8.7 million and $3.3 million, respectively, at December 31, 2005 and 2004.

17.	Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. As of December 31, 2005, the total amount of such credit facilities available to the Company was $858.2 million. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured basis in the amount of $721.2 million and $357.2 million at December 31, 2005 and 2004, respectively, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2005, is a $700 million five-year syndicated, unsecured credit facility. In September 2005, the Company amended and restated its unsecured credit facility on substantially the same terms and conditions as the original facility of June 2004, with the exception of the following amendments: (i) the tenor of the facility was extended to September 30, 2010, (ii) a $300 million accordion feature which enables the Company to potentially increase its available credit from $700 million to $1 billion and (iii) an increase in the minimum consolidated tangible net worth requirement from $1,825 million plus 50% of cumulative net income for the period from January 1, 2005 through the end of the most recently ended fiscal year to $2,100 million, for periods ended prior to or on June 30, 2006, and $2,100 million plus 50% of cumulative net income (if positive) since July 1, 2005 through the most recent June 30 or December 31, for periods subsequent to June 30, 2006. This facility is predominantly used for the issuance of letters of credit although the Company does have access to a $350 million revolving line of credit under this facility. At December 31, 2005, there were no borrowings under this revolving line of credit.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants, including the following:

i.	a financial strength rating from A.M. Best of at least A- (for the Company’s material reinsurance subsidiaries that are rated by A.M. Best);

ii.	a maximum ratio of total debt to total capitalization of 35% (for the purposes of this covenant, debt does not include trust preferred securities); and

iii.	a minimum consolidated tangible net worth of $2,100 million, for periods ended prior to or on June 30, 2006, and $2,100 million plus 50% of cumulative net income (if positive) since July 1, 2005 through the most recent June 30 or December 31, for periods subsequent to June 30, 2006. For the purposes of this covenant, consolidated tangible net worth includes trust preferred securities and excludes goodwill. Minimum tangible net worth required at December 31, 2005 was $2,100 million.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly.

The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2005 and 2004, the Company was not in breach of any of the covenants under its facilities. Its total debt to total capitalization ratio was 15.8% and 5.8%, respectively, and its consolidated tangible net worth (as defined under the terms of these facilities) was $2,863.3 million and $3,122.4 million, respectively.

18.	Segment Information

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (U.S. P&C), Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The U.S. P&C sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering/energy, marine, special risk and other lines. The ART segment includes structured risks, structured finance and weather-related products, and since the second quarter of 2004, includes the Company’s share of Channel Re’s net income. The Life segment includes life, health and annuity lines of business.

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

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio. The loss ratio is obtained by dividing losses and loss expenses by net premiums earned, the acquisition ratio is obtained by dividing acquisition costs by net premiums earned and the other operating expense ratio is obtained by dividing other operating expenses by net premiums earned. The technical ratio is the sum of the loss and acquisition ratios. The combined ratio is the sum of the technical and other operating expense ratios. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the ART segment on the basis of the underwriting result, which includes revenues from net premiums earned, other income and net investment income for ART, and expenses from losses and loss expenses, acquisition costs and other operating expenses. The Company’s share of Channel Re’s net income is part of the ART segment and is presented on the interest in earnings of equity investments line. Management measures results for the Life segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned and allocated net investment income for Life, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.

The following tables provide a summary of the segment revenues and results for the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars, except ratios):

Segment Information

For the Year Ended December 31, 2005

	U.S. P&C	Global (Non- U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$820	$837	$1,533	$3,190	$27	$448	$—	$3,665
Net premiums written	$819	$835	$1,501	$3,155	$27	$434	$—	$3,616
Decrease (increase) in unearned premiums	9	25	(45)	(11)	(2)	(4)	—	(17)

Net premiums earned	$828	$860	$1,456	$3,144	$25	$430	$—	$3,599
Losses and loss expenses and life policy benefits	(764)	(637)	(1,334)	(2,735)	(32)	(320)	—	(3,087)
Acquisition costs	(200)	(217)	(308)	(725)	(3)	(120)	—	(848)

Technical Result	$(136)	$6	$(186)	$(316)	$(10)	$(10)	$—	$(336)

Other income	n/a	n/a	n/a	4	31	—	—	35
Other operating expenses	n/a	n/a	n/a	(185)	(13)	(23)	(51)	(272)

Underwriting Result	n/a	n/a	n/a	$(497)	$8	$(33)	n/a	$(573)

Net investment income	n/a	n/a	n/a	n/a	—	48	317	365

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$15	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	207	207
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(33)	(33)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(4)	(4)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(23)	(23)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	10	n/a	n/a	10

Net Loss	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$(51)

Loss ratio (1)	92.2%	74.1%	91.6%	86.9%
Acquisition ratio (2)	24.2	25.3	21.2	23.1

Technical ratio (3)	116.4%	99.4%	112.8%	110.0%
Other operating expense ratio (4)				5.9

Combined ratio (5)				115.9%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $9.4 million for the period of October 2004 to September 2005 as the Company reports the results of Channel Re on a one-quarter lag.
(1)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(2)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(4)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(5)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.
(6)	Allocated Underwriting Result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Segment Information

For the Year Ended December 31, 2004

	U.S. P&C	Global (Non- U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$991	$944	$1,531	$3,466	$5	$417	$—	$3,888
Net premiums written	$990	$945	$1,509	$3,444	$5	$404	$—	$3,853
(Increase) decrease in unearned premiums	(97)	(16)	(9)	(122)	1	2	—	(119)

Net premiums earned	$893	$929	$1,500	$3,322	$6	$406	$—	$3,734
Losses and loss expenses and life policy benefits	(699)	(730)	(744)	(2,173)	(7)	(296)	—	(2,476)
Acquisition costs	(204)	(238)	(323)	(765)	(1)	(136)	—	(902)

Technical Result	$(10)	$(39)	$433	$384	$(2)	$(26)	$—	$356

Other income	n/a	n/a	n/a	6	11	—	—	17
Other operating expenses	n/a	n/a	n/a	(194)	(13)	(22)	(42)	(271)

Underwriting Result	n/a	n/a	n/a	$196	$(4)	$(48)	n/a	$102

Net investment income	n/a	n/a	n/a	n/a	—	44	254	298

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$(4)	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	117	117
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(41)	(41)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	17	17
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	6	n/a	n/a	6

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$492

Loss ratio (1)	78.2%	78.6%	49.6%	65.4%
Acquisition ratio (2)	22.8	25.6	21.6	23.0

Technical ratio (3)	101.0%	104.2%	71.2%	88.4%
Other operating expense ratio (4)				5.9

Combined ratio (5)				94.3%

(A)	This segment includes the Company’s share of Channel Re’s net income in the amount of $6.0 million for the period of February (when Channel Re commenced business) to September 2004 as the Company reports the results of Channel Re on a one-quarter lag.

Segment Information

For the Year Ended December 31, 2003

	U.S. P&C	Global (Non- U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment	Life Segment	Corporate	Total
Gross premiums written	$920	$848	$1,542	$3,310	$5	$310	$—	$3,625
Net premiums written	$920	$849	$1,517	$3,286	$4	$300	$—	$3,590
(Increase) decrease in unearned premiums	(77)	(10)	1	(86)	(1)	—	—	(87)

Net premiums earned	$843	$839	$1,518	$3,200	$3	$300	$—	$3,503
Losses and loss expenses and life policy benefits	(645)	(625)	(829)	(2,099)	—	(267)	—	(2,366)
Acquisition costs	(214)	(209)	(289)	(712)	—	(61)	—	(773)

Technical Result	$(16)	$5	$400	$389	$3	$(28)	$—	$364

Other income	n/a	n/a	n/a	9	12	—	—	21
Other operating expenses	n/a	n/a	n/a	(176)	(11)	(19)	(30)	(236)

Underwriting Result	n/a	n/a	n/a	$222	$4	$(47)	n/a	$149

Net investment income	n/a	n/a	n/a	n/a	—	53	209	262

Allocated Underwriting Result (6)	n/a	n/a	n/a	n/a	n/a	$6	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	87	87
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(18)	(18)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	12	12
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(2)	(2)
Distributions related to trust preferred and mandatorily redeemable preferred securities	n/a	n/a	n/a	n/a	n/a	n/a	(22)	(22)

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$468

Loss ratio (1)	76.5%	74.5%	54.6%	65.6%
Acquisition ratio (2)	25.4	24.8	19.0	22.2

Technical ratio (3)	101.9%	99.3%	73.6%	87.8%
Other operating expense ratio (4)				5.5

Combined ratio (5)				93.3%

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Non-life
Property and Casualty
Property	19%	19%	21%
Casualty	19	21	19
Motor	8	10	10
Worldwide Specialty
Agriculture	3	4	4
Aviation/Space	6	6	8
Catastrophe	11	9	10
Credit/Surety	7	6	5
Engineering/Energy	5	6	7
Marine	3	2	3
Special Risk	6	6	5
ART	1	—	—
Life	12	11	8

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Europe	46%	45%	41%
North America	41	40	44
Asia, Australia and New Zealand	8	9	10
Latin America, Caribbean and Africa	5	6	5

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s clients accounted for more than 4% of total gross premiums written in 2005, 2004 and 2003. The Company had one broker that accounted for 10% or more of its gross premiums written in 2005, 2004 and 2003. This broker accounted for 16%, 16% and 17%, respectively, of gross premiums written for the years ended December 31, 2005, 2004 and 2003.

The following table summarizes the percentage of gross premiums written through this broker by segment and sub-segment for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Non-life
U.S. P&C	21%	17%	20%
Global (Non-U.S.) P&C	16	17	18
Worldwide Specialty	13	13	12
ART	32	—	—
Life	14	19	27

19. Unaudited Quarterly Financial Information

(in millions of U.S. dollars, except per share amounts)	2005 Fourth Quarter	Third Quarter	Second Quarter	First Quarter	2004 Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$666.3	$770.8	$763.9	$1,414.9	$683.0	$805.3	$840.7	$1,523.7
Net premiums earned	907.0	915.5	880.3	896.4	942.3	943.8	954.8	892.8
Net investment income	94.1	93.3	90.2	86.8	80.0	69.6	74.9	73.5
Net realized investment gains	57.9	56.0	55.6	37.4	38.6	32.8	8.0	37.8
Other income (loss)	14.7	8.6	(1.1)	12.8	4.4	6.8	3.3	2.8
Losses and loss expenses and life policy benefits	815.4	1,111.3	546.2	613.9	625.3	660.9	619.6	569.9
Acquisition costs and other operating expenses	276.5	283.1	277.9	282.6	295.5	310.7	294.7	271.9
Interest expense and net foreign exchange losses (gains)	10.3	8.9	9.9	7.3	(4.5)	9.4	10.2	9.0
Income tax expense (benefit)	7.8	(39.1)	33.5	20.8	7.8	(8.3)	(2.5)	10.6
Interest in earnings of equity investments	2.7	2.1	2.4	2.6	2.5	2.9	0.8	0.1
Net (loss) income	(33.6)	(288.7)	159.9	111.4	143.7	83.2	119.8	145.6
Preferred dividends	8.6	8.6	8.6	8.6	6.8	4.9	4.9	4.9
Net (loss) income available to common shareholders	$(42.2)	$(297.3)	$151.3	$102.8	$136.9	$78.3	$114.9	$140.7
Basic net (loss) income per common share	$(0.76)	$(5.48)	$2.76	$1.87	$2.58	$1.47	$2.14	$2.62
Diluted net (loss) income per common share	$(0.76)	$(5.48)	$2.72	$1.84	$2.54	$1.46	$2.12	$2.59
Dividends declared per common share	$0.38	$0.38	$0.38	$0.38	$0.34	$0.34	$0.34	$0.34
Common share price range
High	$70.50	$66.28	$66.62	$65.63	$62.63	$57.16	$58.70	$59.95
Low	59.81	58.73	57.37	60.17	53.74	50.34	54.69	53.75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(q) to the consolidated financial statements, the Company changed its method of accounting for its Mandatorily Redeemable Preferred Securities on July 1, 2003, upon its adoption of newly issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and its method of accounting for its Trust Preferred Securities on December 31, 2003, upon its adoption of newly issued Financial Accounting Standards Board Interpretation No. 46 (revised December 2004), “Consolidation of Variable Interest Entities”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
March 1, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2005, the Company’s disclosure controls and procedures are effective.

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. That report appears on page 115.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PartnerRe Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
March 1, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers of the Company is contained under the captions Directors and Executive Officers of the Company and Election of Directors in the Proxy Statement and is incorporated herein by reference in response to this item.

CODE OF ETHICS

The information with respect to the Company’s code of ethics is contained under the caption Code of Business Conduct and Ethics in the Proxy Statement and is incorporated herein by reference in response to this item.

AUDIT COMMITTEE

The information with respect to the Company’s audit committee is contained under the caption Audit Committee in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation is contained under the caption Executive Compensation and Director Compensation in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and the equity compensation plan disclosure is contained under the captions Security Ownership of Certain Beneficial Owners, Management and Directors and Equity Compensation Plan Information in the Proxy Statement and is incorporated herein by reference in response to these items.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to certain relationships and related transactions is contained under the caption Certain Relationships and Related Transactions in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services is contained under the caption Principal Accountant Fees and Services in the Proxy Statement and is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number

(a	)	Exhibits and Financial Statement Schedules

1.		Financial Statements

		Included in Part II – See Item 8 of this report					X

2.		Financial Statement Schedules

Included in Part IV of this report:

		Report of Independent Registered Public Accounting Firm on Schedules					X

		Schedule I—Consolidated Summary of Investments—as of December 31, 2005					X

		Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

		Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2005, 2004 and 2003					X

		Schedule IV—Reinsurance—for the Years Ended December 31, 2005, 2004 and 2003					X

		Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2005, 2004 and 2003					X

3.		Exhibits

Included on page 127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2006.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	March 1, 2006

/s/ ALBERT A. BENCHIMOL Albert A. Benchimol	Executive Vice President and Chief Financial Officer	March 1, 2006

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	March 1, 2006

/s/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	March 1, 2006

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 1, 2006

/s/ JUDITH HANRATTY Judith Hanratty	Director	March 1, 2006

/s/ JAN H. HOLSBOER Jan H. Holsboer	Director	March 1, 2006

/s/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	March 1, 2006

/s/ RÉMY SAUTTER Rémy Sautter	Director	March 1, 2006

/s/ KEVIN M. TWOMEY Kevin M. Twomey	Director	March 1, 2006

/s/ JURGEN ZECH Jurgen Zech	Director	March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for Mandatorily Redeemable Preferred Securities and Trust Preferred Securities), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 1, 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
March 1, 2006

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2005

(Expressed in thousands of U.S. dollars)

Type of investment	Cost(1)	Fair Value		Amount at which shown in the balance sheet
Fixed Maturities:
Bonds:
United States government and government agencies and authorities	$2,184,204		$2,157,649	$2,157,649
States, municipalities and political subdivisions	6,074		5,963	5,963
Foreign governments	1,677,807		1,702,718	1,702,718
Convertibles and bonds with warrants attached	81,634		85,386	85,386
All other corporate bonds	2,814,158		2,820,492	2,820,492

Total fixed maturities	6,763,877		6,772,208	6,772,208

Equity Securities:
Common stocks:
Banks, trust and insurance companies	753,537		793,243	793,243
Industrial, miscellaneous and all other	605,759		660,332	660,332
Non-redeemable preferred stocks	15,694		15,724	15,724

Total equity securities	1,374,990		1,469,299	1,469,299

Other long-term investments	93,117		xxxxxxxx	104,920
Short-term investments	231,442		230,933	230,933

Total investments	$8,463,426	$	xxxxxxxx	$8,577,360

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts, net of other-than-temporary impairment.

The above table includes the Company’s trading securities as well as Channel Re and other long-term investments and excludes its cash holdings.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

as of December 31, 2005 and 2004

(Expressed in thousands of U.S. dollars except parenthetical share data)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$2,848	$82,756
Investments in subsidiaries	3,003,229	2,766,268
Intercompany loans and balances receivable	615,978	507,535
Other	10,183	459

Total assets	$3,632,238	$3,357,018

Liabilities
Long-term debt	$400,000	$—
Intercompany loan and balances payable	92,376	—
Accounts payable, accrued expenses and other	47,075	5,154

Total liabilities	539,451	5,154

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2005, 56,730,195; 2004, 54,854,398)	56,730	54,854
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 11,600,000; aggregate liquidation preference: 2005 and 2004, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 9,200,000; aggregate liquidation preference: 2005 and 2004, $230,000,000)	9,200	9,200
Other shareholders’ equity	3,015,257	3,276,210

Total shareholders’ equity	3,092,787	3,351,864

Total liabilities and shareholders’ equity	$3,632,238	$3,357,018

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of (Loss) Income—Parent Company Only

Years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of U.S. dollars)

	December 31, 2005	December 31, 2004	December 31, 2003
Revenues
Interest income on intercompany loans	$25,950	$25,891	$24,450
Net investment income	484	517	325

Total revenues	26,434	26,408	24,775

Expenses

Other operating expenses	49,906	46,029	25,534
Interest expense	3,381	11,220	5,610
Interest expense on intercompany loan	352	—	—
Net foreign exchange losses (gains)	65,339	(37,200)	(81,511)

Total expenses	118,978	20,049	(50,367)

(Loss) income before equity in net income of subsidiaries and distributions related to mandatorily redeemable preferred securities	(92,544)	6,359	75,142
Equity in net income of subsidiaries	41,480	485,994	398,147
Distributions related to mandatorily redeemable preferred securities	—	—	5,610

Net (loss) income	$(51,064)	$492,353	$467,679

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

Years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of U.S. dollars)

	December 31, 2005	December 31, 2004	December 31, 2003
Cash Flows from Operating Activities
Net (loss) income	$(51,064)	$492,353	$467,679
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net income of subsidiaries	(41,480)	(485,994)	(398,147)
Other changes in assets and liabilities	2,667	(12,798)	(26,864)
Other, net	65,339	(37,200)	(81,511)

Net cash used in operating activities	(24,538)	(43,639)	(38,843)

Cash Flows from Investing Activities
Advances from subsidiaries	186,920	149,587	31,854
Investment in subsidiaries	(618,010)	—	—
Other, net	(7,725)	(187)	—

Net cash (used in) provided by investing activities	(438,815)	149,400	31,854

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(118,924)	(92,270)	(93,424)
Net issue (repurchase) of common shares	102,440	(152,514)	14,497
Issue of preferred shares	—	222,281	280,865
Redemption of preferred shares	—	—	(242,163)
Issue of long-term debt	400,000	—	—
Adjustment on purchase contract for common shares	—	(4,780)	(4,780)

Net cash provided by (used in) financing activities	383,516	(27,283)	(45,005)

Effect of foreign exchange rate changes on cash	(71)	2	—
(Decrease) increase in cash and cash equivalents	(79,908)	78,480	(51,994)
Cash and cash equivalents — beginning of year	82,756	4,276	56,270

Cash and cash equivalents — end of year	$2,848	$82,756	$4,276

(1)	The Company received non-cash dividends from its subsidiaries of $175.0 million, $150.0 million and $150.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(2)	In 2005, the Company entered into a loan agreement with a subsidiary for $92.0 million in consideration of capital advances and forgiveness of advances to subsidiaries. There was no net cash flows to the Company for this transaction.
(3)	In 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the Premium Equity Participating Security Units (PEPS Units). The Company participated in the remarketing of the Series B preferred shares and as a result purchased 100% of the outstanding Series B preferred shares. There was no net cash flows to the Company as the cash received from the sale of the common shares was equal to the cash required to acquire the Series B preferred shares in the remarketing process.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income	Losses Incurred	Amortization of DAC	Other Operating Expenses	Premium Written
2005

Non-life	$281,844	$6,710,052	$1,122,251	—	$3,144,505	N/A	$2,734,832	$725,594	$184,891	$3,155,267
ART	75	27,609	2,149	—	24,789	N/A	31,929	3,075	12,573	26,728
Life	155,822	—	11,833	$1,223,871	429,895	$47,930	319,969	120,045	23,086	N/A
Corporate	—	—	—	—	—	316,578	—	—	50,954	—

Total	$437,741	$6,737,661	$1,136,233	$1,223,871	$3,599,189	$364,508	$3,086,730	$848,714	$271,504	$3,181,995

2004

Non-life	$301,622	$5,765,790	$1,184,605	—	$3,321,944	N/A	$2,172,777	$765,044	$193,802	$3,444,076
ART	40	839	209	—	5,631	N/A	6,903	693	12,805	4,592
Life	107,670	—	9,964	$1,277,101	406,165	$44,417	296,063	135,817	22,736	N/A
Corporate	—	—	—	—	—	253,580	—	—	41,988	—

Total	$409,332	$5,766,629	$1,194,778	$1,277,101	$3,733,740	$297,997	$2,475,743	$901,554	$271,331	$3,448,668

2003

Non-life	$242,225	$4,754,195	$1,023,291	—	$3,199,963	N/A	$2,098,516	$711,618	$174,459	$3,285,243
ART	—	864	956	—	3,136	N/A	148	273	12,014	4,314
Life	112,629	—	11,203	$1,162,016	300,343	$53,366	267,078	61,339	18,941	N/A
Corporate	—	—	—	—	—	208,331	—	—	30,325	—

Total	$354,854	$4,755,059	$1,035,450	$1,162,016	$3,503,442	$261,697	$2,365,742	$773,230	$235,739	$3,289,557

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2005
Life reinsurance in force	—	$5,170,899	$73,988,029	$68,817,130	108%
Premiums earned
Life	—	$14,800	$436,562	$421,762	104%
Accident and health	—	—	8,133	8,133	100%
Property and casualty	$566	34,976	3,203,704	3,169,294	101%

Total premiums	$566	$49,776	$3,648,399	$3,599,189	101%

2004
Life reinsurance in force	—	$1,880,430	$34,441,927	$32,561,497	106%
Premiums earned
Life	—	$12,160	$383,290	$371,130	103%
Accident and health	—	—	35,035	35,035	100%
Property and casualty	—	21,630	3,349,205	3,327,575	101%

Total premiums	—	$33,790	$3,767,530	$3,733,740	101%

2003
Life reinsurance in force	—	$1,787,507	$28,077,916	$26,290,409	107%
Premiums earned
Life	—	$10,481	$256,197	$245,716	104%
Accident and health	—	—	54,627	54,627	100%
Property and casualty	—	27,736	3,230,835	3,203,099	101%

Total premiums	—	$38,217	$3,541,659	$3,503,442	101%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2005	$281,919	$6,737,661	$1,124,400	$3,169,294	$2,766,761	$728,669	$1,484,565	$3,181,995
2004	301,662	5,766,629	1,184,814	3,327,575	2,179,680	765,737	1,378,706	3,448,668
2003	242,225	4,755,059	1,024,247	3,203,099	2,098,664	711,891	1,292,782	3,289,557

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.1	October 28, 1998	001-14536

2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.2	October 28, 1998	001-14536

2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.	8-K	2.3	October 28, 1998	001-14536

2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S.	10-Q	2.0	May 15, 2000	001-14536

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws.	10-Q	3.2	August 6, 2004	001-14536

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.2	Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust I.	8-K	99.5	November 28, 2001	001-14536

4.4	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I.	S-3	4.13	October 26, 2001	333-72246

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August 23, 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August 23, 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536

10.4	Credit Agreement, dated June 17, 2004, among PartnerRe Ltd., various designated subsidiary borrowers various lending institutions and JP Morgan Chase Bank, as Administrative Agent.	10-Q	10.1	August 6, 2004	001-14536

10.4.1	First Amendment to the Credit Agreement dated as of January 26, 2005, among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions and JP Morgan Chase Bank.	10-K	10.4.1	March 10, 2005	001-14536

10.4.2	Amended Credit Agreement dated as of September 30, 2005, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	October 6, 2005	001-14536

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536

10.6	Loan Agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998.	10-K	10.19	March 30, 1999	001-14536

10.6.1	Loan Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.1	October 31, 2005	001-14536

10.6.2	Forward Sale Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.2	October 31, 2005	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.9.1	2005 Employee Equity Plan, dated as of May 10, 2005.	8-K	10.1	May 16, 2005	001-14536

10.10	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.	10-Q	10.5	August 14, 2000	001-14536

10.10.1	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536

10.11	Swiss Share Purchase Plan effective June 3, 2002.	10-K	10.31	March 28, 2003	001-14536

10.12	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.	10-K	10.26	March 15, 2004	001-14536

10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.1	September 20, 2004	001-14536

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536

10.16.1	Form of Executive Restricted Shares Unit Award Agreement.	8-K	10.2	May 16, 2005	001-14536

10.16.2	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.16.3	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536

10.16.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536

10.17	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536

10.17.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536

10.17.2	Board of Directors Compensation Program.	8-K	10.6	May 16, 2005	001-14536

10.18	Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.	10-Q	10.1	August 14, 2001	001-14536

10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536

10.22.2	Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.2	March 10, 2005	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.22.3	Restricted Stock Unit Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.3	March 10, 2005	001-14536

11.1	Statement Regarding Computation of Net (Loss) Income Per Common Share and Common Share Equivalents.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X