Form 10-Q
period 2006-03-31
PARTNERRE LTD
filed 2006-05-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-14536

PartnerRe Ltd.

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State of incorporation)	(I.R.S. Employer Identification No.)

96 Pitts Bay Road, Pembroke, Bermuda

(Address of principal executive offices) (Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of May 2, 2006 was 56,746,460.

PartnerRe Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
May 8, 2006

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	March 31, 2006	December 31, 2005
Assets
Investments and cash:
Fixed maturities, available for sale, at fair value (amortized cost: 2006, $6,808,935; 2005, $6,682,243)	$6,714,522	$6,686,822
Short-term investments, available for sale, at fair value (amortized cost: 2006, $288,790; 2005, $231,442)	288,273	230,933
Equities, available for sale, at fair value (cost: 2006, $1,318,963; 2005, $1,246,192)	1,399,844	1,334,374
Trading securities, at fair value (cost: 2006, $252,672; 2005, $210,432)	273,848	220,311
Cash and cash equivalents, at fair value, which approximates amortized cost	1,054,244	1,001,378
Other invested assets	110,773	104,920

Total investments and cash	9,841,504	9,578,738
Accrued investment income	127,615	143,548
Reinsurance balances receivable	1,964,045	1,493,507
Reinsurance recoverable on paid and unpaid losses	229,467	217,948
Funds held by reinsured companies	979,797	970,614
Deferred acquisition costs	534,647	437,741
Deposit assets	304,661	289,459
Net tax assets	87,412	87,667
Goodwill	429,519	429,519
Other	89,757	95,389

Total assets	$14,588,424	$13,744,130

Liabilities
Unpaid losses and loss expenses	$6,793,794	$6,737,661
Policy benefits for life and annuity contracts	1,245,175	1,223,871
Unearned premiums	1,675,721	1,136,233
Reinsurance balances payable	137,469	127,607
Ceded premiums payable	36,508	25,110
Funds held under reinsurance treaties	19,376	18,910
Deposit liabilities	349,566	333,820
Long-term debt	620,000	620,000
Net payable for securities purchased	175,053	93,318
Accounts payable, accrued expenses and other	150,741	128,627
Debt related to trust preferred securities	206,186	206,186

Total liabilities	11,409,589	10,651,343

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2006, 56,743,107; 2005, 56,730,195)	56,743	56,730
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 11,600,000; aggregate liquidation preference: 2006 and 2005, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 9,200,000; aggregate liquidation preference: 2006 and 2005, $230,000,000)	9,200	9,200
Additional paid-in capital	1,380,295	1,373,992
Deferred compensation	—	(107)
Accumulated other comprehensive income:
Net unrealized (losses) gains on investments (net of tax amounting to: 2006, $332; 2005, $13,639)	(15,001)	77,049
Currency translation adjustment	22,339	12,614
Retained earnings	1,713,659	1,551,709

Total shareholders’ equity	3,178,835	3,092,787

Total liabilities and shareholders’ equity	$14,588,424	$13,744,130

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Revenues
Gross premiums written	$1,372,846	$1,445,937
Net premiums written	$1,344,604	$1,414,869
Increase in unearned premiums	(511,783)	(518,457)

Net premiums earned	832,821	896,412
Net investment income	99,952	86,853
Net realized investment gains	55,098	37,382
Other income	7,756	12,803

Total revenues	995,627	1,033,450
Expenses
Losses and loss expenses and life policy benefits	498,817	613,865
Acquisition costs	199,257	209,925
Other operating expenses	74,430	72,689
Interest expense	12,721	7,328
Net foreign exchange losses (gains)	3,348	(13)

Total expenses	788,573	903,794
Income before taxes and interest in earnings of equity investments	207,054	129,656
Income tax expense	16,130	20,792
Interest in earnings of equity investments	2,319	2,551

Net income	$193,243	$111,415
Preferred dividends	8,631	8,632

Net income available to common shareholders	$184,612	$102,783

Comprehensive income (loss), net of tax
Net income	$193,243	$111,415
Change in net unrealized gains or losses on investments	(92,050)	(90,798)
Change in currency translation adjustment	9,725	(25,434)

Comprehensive income (loss)	$110,918	$(4,817)

Per Share Data
Net income per common share:
Basic net income	$3.25	$1.87
Diluted net income	$3.21	$1.84
Weighted average number of common shares outstanding	56,733.5	54,956.6
Weighted average number of common and common share equivalents outstanding	57,601.0	55,831.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains (losses) on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2005	$56,730	$20,800	$1,373,992	$(107)	$77,049	$12,614	$1,551,709	$3,092,787
Issue of common shares	13	—	6,303	—	—	—	—	6,316
Impact of adopting SFAS 123R	—	—	—	107	—	—	—	107
Net unrealized losses on investments	—	—	—	—	(92,050)	—	—	(92,050)
Currency translation adjustment	—	—	—	—	—	9,725	—	9,725
Net income	—	—	—	—	—	—	193,243	193,243
Dividends on common shares	—	—	—	—	—	—	(22,662)	(22,662)
Dividends on preferred shares	—	—	—	—	—	—	(8,631)	(8,631)

Balance at March 31, 2006	$56,743	$20,800	$1,380,295	$—	$(15,001)	$22,339	$1,713,659	$3,178,835

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2004	$54,854	$20,800	$1,288,292	$(199)	$194,575	$72,510	$1,721,032	$3,351,864
Issue of common shares	215	—	11,582	—	—	—	—	11,797
Repurchase of common shares	—	—	(1,094)	—	—	—	—	(1,094)
Amortization of deferred compensation	—	—	—	23	—	—	—	23
Net unrealized losses on investments	—	—	—	—	(90,798)	—	—	(90,798)
Currency translation adjustment	—	—	—	—	—	(25,434)	—	(25,434)
Net income	—	—	—	—	—	—	111,415	111,415
Dividends on common shares	—	—	—	—	—	—	(20,892)	(20,892)
Dividends on preferred shares	—	—	—	—	—	—	(8,632)	(8,632)

Balance at March 31, 2005	$55,069	$20,800	$1,298,780	$(176)	$103,777	$47,076	$1,802,923	$3,328,249

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Cash Flows from Operating Activities
Net income	$193,243	$111,415
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	7,918	12,647
Net realized investment gains	(55,098)	(37,382)
Changes in:
Unearned premiums	511,783	518,457
Net reinsurance balances	(448,371)	(558,088)
Unpaid losses and loss expenses including life policy benefits	17,475	275,094
Net tax assets	14,085	32,341
Other changes in assets and liabilities	(24,666)	(7,903)
Net sales of trading securities	13,755	4,459
Other, net	3,346	(2)

Net cash provided by operating activities	233,470	351,038
Cash Flows from Investing Activities
Sales of fixed maturities	676,298	968,321
Redemptions of fixed maturities	190,268	216,684
Purchases of fixed maturities	(968,467)	(1,430,004)
Sales of short-term investments	11,227	34,497
Redemptions of short-term investments	58,587	—
Purchases of short-term investments	(124,128)	(103,116)
Sales of equities	4,583,276	751,184
Purchases of equities	(4,577,324)	(754,024)
Other, net	(885)	1,173

Net cash used in investing activities	(151,148)	(315,285)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(31,293)	(30,189)
Net issue of common shares	625	9,053

Net cash used in financing activities	(30,668)	(21,136)
Effect of foreign exchange rate changes on cash	1,212	(3,120)
Increase in cash and cash equivalents	52,866	11,497
Cash and cash equivalents – beginning of quarter	1,001,378	436,003

Cash and cash equivalents – end of quarter	$1,054,244	$447,500

Supplemental cash flow information:
Net taxes (paid) received	$(2,277)	$11,550
Interest paid	$(9,197)	$(4,072)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal, wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

2.	Significant Accounting Policies

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Condensed Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month period ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.	Share-Based Compensation

The Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS 148), in 2003. The Company elected to use the prospective transition method as described in SFAS 123, which resulted in the expensing of options granted subsequent to January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R) using the modified prospective method. Under both SFAS 123 and SFAS 123R, the fair value of the compensation cost is measured at grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. SFAS 123R, however, requires that forfeiture benefits be estimated at the time of grant and incorporated in the determination of share-based compensation costs. Prior to the adoption of SFAS 123R, forfeiture benefits were recognized when employees left the Company. As a result of the adoption of SFAS 123R, the Company has included forfeiture estimates in the determination of compensation costs. SFAS 123R also differs from SFAS 123 in that it requires that awards granted to employees who are eligible for retirement and do not have to provide additional services be expensed at the date of grant. Awards granted to employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service period of the award and accelerated if the employee retires prior to the end of the service period.

During the first quarters of 2006 and 2005, the Company’s stock compensation expense was $6.1 million with a related tax benefit of $392 thousand and $3.1 million with no related tax benefit, respectively. The adoption of SFAS 123R resulted in compensation expense for the Company for the first quarter of 2006 of $1.2 million, or approximately $0.02 per basic and diluted share.

Employee Equity Plan

The PartnerRe Ltd. 2005 Employee Equity Plan (the EEP), which is shareholder-approved, permits the grant of stock options, restricted shares (RS), restricted share units (RSU), stock appreciation rights (SAR) or other share-based awards to employees of the Company. Certain awards to certain senior executives will, if the Compensation Committee intends any such award to qualify as “qualified performance based compensation” under Section 162(m) of the Internal Revenue Code (IRC), become earned and payable only if pre-established targets relating to one or more of the following performance measures are achieved: (i) earnings per share, (ii) financial year return on common equity, (iii) underwriting year return on equity, (iv) return on net assets, (v) organizational objectives and (vi) premium growth. The individual maximum number of shares underlying any such share-denominated award granted in any year will be 800,000 shares, and the individual maximum amount earned with respect to any such non-share denominated award granted in any year will be $5,000,000. Currently, 2.0 million shares can be issued under the EEP, of which 750,000 may be issued as RS or RSU. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the Participant will be counted against the EEP’s authorized shares. If an outstanding award under the Company’s predecessor equity plans is cancelled or forfeited without the delivery of the number of shares underlying such award, such undelivered shares will also be available for issuance under the EEP in addition to all other shares authorized for issuance. The number of shares that may be added back to the plan from net share settlement of share appreciation rights and options is capped at 400,000 shares over the life of the plan. Under the EEP, the exercise price of the award will not be less than the market value of the award at the time of grant. Awards issued under the EEP generally vest over 3 years of continuous service, either ratably or with a cliff-vest provision, are expensed ratably over the vesting period and have a ten-year contractual term.

Non-Employee Directors’ Stock Plan

The Non-Employee Directors’ Stock Plan (Directors’ Stock Plan), which is shareholder-approved, permits the grant of up to 0.5 million stock options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the stock options will be equivalent to the market value of the stock options at the time of grant. Awards issued under the Directors’ Stock Plan generally vest at the time of grant, are expensed immediately and have a ten-year contractual term.

Employee Share Purchase Plan

The Employee Share Purchase Plan (the ESPP), which is shareholder-approved, has one offering period per year with two purchase periods of six months. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the fair market value. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 300,000 common shares may be issued under the ESPP.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (the SSPP) has two offering periods per year with two purchase periods of six months. All full-time Swiss employees are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of PartnerRe Ltd. shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase PartnerRe Ltd. shares at a 40% discount of the fair market value. Once purchased, there is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their PartnerRe Ltd. shares as of the purchase date. A total of 200,000 common shares may be issued under the SSPP.

Under each of the Company’s equity plan, the Company issues new shares upon the exercise of stock options or the conversion of RSU and SAR into shares.

Stock Options

While in the first quarter of 2006 the Company issued no stock options, in the first quarter of 2005 the Company issued 405,439 options with a weighted average grant-date fair value of $17.21. In the first quarters of 2006 and 2005, 1,292 options with a total grant-date value of $19 thousand, and 210,218 options with a total grant-date value of $2.8 million were exercised, respectively. The Company received $625 thousand and $9.0 million, respectively, from option exercises in the first quarters of 2006 and 2005. The activity related to the Company’s stock options issued under all plans during the first quarter of 2006 was as follows:

	Quarter ended March 31, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,323,006	$52.79
Granted	—	—
Exercised	(1,292)	50.37
Forfeited	—	—
Expired	—	—

Outstanding at end of period	3,321,714	$52.81

Ending vested options and options expected to vest	3,321,714	$52.81
Options exercisable at end of period	2,629,730	$51.42

The aggregate intrinsic value and weighted average remaining contractual term of stock options vested and expected to vest were $29.9 million and 6.5 years, respectively, at March 31, 2006. The aggregate intrinsic value and weighted average remaining contractual term of stock options exercisable at March 31, 2006 were $27.2 million and 6.2 years, respectively.

The Company valued stock-options issued under all plans with a Black-Scholes valuation model that uses the assumptions contained in the following table:

Quarter ended March 31, 2005
Weighted average assumptions used:
Expected life	7 years
Expected volatility	25.0%
Risk-free interest rate	4.1%
Dividend yield	2.0%

While the Company issued no options since the adoption of SFAS 123R, prior to January 1, 2006, the Company used historical experience to determine the expected life of stock options; an expected volatility equivalent to the historical volatility of the Company’s common shares since inception of the Company; a risk-free interest rate based on the market yield of U.S securities with maturities equivalent to the expected life of the Company’s stock options; and a dividend yield reflecting the inception-to-date average dividend yield of the Company.

Restricted Share Units (RSU)

The Company values RSU issued under all plans at the fair market value of its common shares at the time of grant. In the first quarter of 2006, the Company issued 98,582 RSU with a weighted average grant date fair value of $61.15 per RSU and in the same quarter of 2005, the Company issued 209,107 RSU with a weighted average grant date fair value of $62.81. While 495 RSU with a grant-date fair value of $30 thousand were released during the first quarter of 2006, no RSU were released in the first quarter of 2005.

The activity related to the Company’s RSU during the first quarter of 2006 was as follows:

Quarter ended March 31, 2006
RSU unvested at beginning of period	294,174
Granted	98,582
Vested	(495)
Forfeited	(240)

RSU unvested at end of period	392,021

Stock Appreciation Rights (SAR)

The Company issued SAR for the first time in the first quarter of 2006. The Company issued 155,270 SAR with a weighted average grant-date fair value of $14.31. No SAR were exercised, vested or forfeited during the first quarter of 2006.

The Company values SAR issued under all plans with a Black-Scholes valuation model that uses the following assumptions:

Quarter ended March 31, 2006
Weighted average assumptions used:
Expected life	6 years
Expected volatility	23.5%
Risk-free interest rate	4.6%
Dividend yield	2.6%

The Company used the simplified method for vanilla options under Staff Accounting Bulletin No. 107 (SAB 107) to determine the expected life of SAR. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s SAR. The risk-free interest rate is based on the market yield of U.S securities with maturities equivalent to the expected life of the Company’s SAR. The average dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s SAR.

Pro Forma Information

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding equity-based compensation issued (in thousands of U.S. dollars, except per share data):

For the three months ended March 31, 2005
Net income available to common shareholders:
As reported	$102,783
Add: Stock-related compensation expense included in net income as reported	$2,153
Less: Total stock-related compensation expense determined under fair value method for all grants	$3,447

Pro forma	$101,489
Net income per common share:
Basic
As reported	$1.87
Pro forma	$1.85
Diluted
As reported	$1.84
Pro forma	$1.82

4.	Computation of Net Income per Common and Common Share Equivalents

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Basic net income per ordinary share:
Net income	$193,243	$111,415
Less: preferred dividends	8,631	8,632

Net income available to common shareholders	$184,612	$102,783

Weighted average number of common shares outstanding	56,733.5	54,956.6
Basic net income per share	$3.25	$1.87

Diluted net income per ordinary share:
Net income	$193,243	$111,415
Less: preferred dividends	8,631	8,632

Net income available to common shareholders	$184,612	$102,783

Weighted average number of common shares outstanding	56,733.5	54,956.6
Stock options and others	867.5	874.6

Weighted average number of common and common share equivalents outstanding	57,601.0	55,831.2

Diluted net income per share	$3.21	$1.84

Dividends declared per common share	$0.40	$0.38

5.	Legal Proceedings

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

As of March 31, 2006, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While Management does not expect any of this will have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

Subpoenas

The Company has received subpoenas from the office of the New York Attorney General (NYAG) and the SEC that seek information relating to the Company’s investment in Channel Re and from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, PartnerRe U.S., has received a subpoena from the Florida Office of Insurance Regulation requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company is cooperating with these requests for information.

6.	New Accounting Pronouncements

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

The Company adopted these new pronouncements on January 1 for its other-than-temporary impairment analysis conducted in the period beginning January 1, 2006. The adoption of these new pronouncements did not have a significant impact on the equity or net income of the Company.

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective in periods that begin after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155, if any, on its consolidated equity or net income.

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

The U.S. P&C sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The ART segment includes structured risks, principal finance, weather-related products, and includes the Company’s share of Channel Re’s net income. The Life segment includes life, health and annuity lines of business.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life and ART products, investment income is considered in Management’s assessment of the profitability of the Life and ART segments. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and preferred share dividends. Segment results are shown net of intercompany transactions. Segment information for the prior period has been reclassified to conform to the current period information.

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

The following tables provide a summary of the segment revenues and results for the quarters ended March 31, 2006 and 2005 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$296	$365	$549	$1,210	$19	$144	$—	$1,373
Net premiums written	$296	$364	$527	$1,187	$19	$139	$—	$1,345
Increase in unearned premiums	(96)	(181)	(204)	(481)	(12)	(19)	—	(512)

Net premiums earned	$200	$183	$323	$706	$7	$120	$—	$833
Losses and loss expenses and life policy benefits	(144)	(137)	(127)	(408)	(4)	(87)	—	(499)
Acquisition costs	(51)	(50)	(63)	(164)	(1)	(34)	—	(199)

Technical result	$5	$(4)	$133	$134	$2	$(1)	$—	$135
Other income	n/a	n/a	n/a	—	8	—	—	8
Other operating expenses	n/a	n/a	n/a	(48)	(4)	(7)	(16)	(75)

Underwriting result	n/a	n/a	n/a	$86	$6	$(8)	n/a	$68
Net investment income	n/a	n/a	n/a	n/a	—	11	89	100

Allocated underwriting result (1)	n/a	n/a	n/a	n/a	n/a	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	55	55
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(16)	(16)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$193

Loss ratio (2)	71.8%	75.0%	39.2%	57.7%
Acquisition ratio (3)	25.8	27.2	19.6	23.4

Technical ratio (4)	97.6%	102.2%	58.8%	81.1%
Other operating expense ratio (5)				6.7

Combined ratio (6)				87.8%

(A)	The Company reports the results of Channel Re on a one-quarter lag. The 2006 and 2005 periods include the Company’s share of Channel Re’s net income in the amount of $2.2 million and $2.5 million, respectively.

(1)	Allocated Underwriting Result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(6)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2005

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$311	$433	$575	$1,319	$7	$120	$—	$1,446
Net premiums written	$311	$431	$550	$1,292	$7	$116	$—	$1,415
Increase in unearned premiums	(88)	(189)	(220)	(497)	(5)	(16)	—	(518)

Net premiums earned	$223	$242	$330	$795	$2	$100	$—	$897
Losses and loss expenses and life policy benefits	(163)	(151)	(219)	(533)	—	(81)	—	(614)
Acquisition costs	(54)	(62)	(70)	(186)	(1)	(23)	—	(210)

Technical result	$6	$29	$41	$76	$1	$(4)	$—	$73
Other income	n/a	n/a	n/a	—	13	—	—	13
Other operating expenses	n/a	n/a	n/a	(52)	(3)	(6)	(12)	(73)

Underwriting result	n/a	n/a	n/a	$24	$11	$(10)	n/a	$13
Net investment income	n/a	n/a	n/a	n/a	—	12	75	87

Allocated underwriting result (1)	n/a	n/a	n/a	n/a	n/a	$2	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	37	37
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(21)	(21)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$111

Loss ratio (2)	73.0%	62.3%	66.5%	67.0%
Acquisition ratio (3)	24.2	25.7	21.2	23.4

Technical ratio (4)	97.2%	88.0%	87.7%	90.4%

Other operating expense ratio (5)				6.6

Combined ratio (6)				97.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company operates on a global basis providing multi-line reinsurance to insurance companies. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength.

Reinsurance is by its nature a risk assumption business. The Company’s philosophy is to assume its clients’ risks, thereby removing their volatility associated with these risks, and then manage those risks and risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed. The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events, and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a moderately greater degree of risk than the market average, managing its capital across its risk portfolio and over the duration of the cycle, transactional excellence, and achieving superior returns on invested assets in the context of a disciplined risk framework.

For an expanded discussion, see the Executive Overview in the Company’s 2005 Annual Report on Form 10-K.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income, Management uses four key financial measures to evaluate its financial performance as well as the overall growth in value generated for the Company’s common shareholders.

See the Key Financial Measures in the Company’s 2005 Annual Report on Form 10-K for a discussion on book value per share, the dividend policy, ROE and the combined ratio.

Other Key Issues of Management

The Company’s Annual Report on Form 10-K included a discussion of Other Key Issues of Management. The following discussion updates and expands the Risk Management section included in that report.

Risk Management

Management believes that every organization faces numerous risks that could threaten the successful execution of the Company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity, all factors which can be viewed as either strategic or operational risks that are common to any industry. In addition to these risks, the Company operates as an assumer of risk and its results are primarily determined by how well the Company understands, prices and manages risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with shareholders’ need for an adequate return on their capital.

The Company’s risk management framework encompasses all the risks faced by the Company: the strategic risks that it shares with the rest of the reinsurance industry, assumed risks (the reinsurance and capital market risks that it is paid to assume) and the operational risks that are a part of running any business. Management identifies and categorizes risks in terms of their source, their impact on the Company and the preferred strategies for dealing with them. It takes an integrated approach, because it is impossible to manage any of these risks in isolation. There are interrelationships and dependencies between the various categories of risk. Each must be viewed in the context of the whole if their potential impact on the organization is to be fully understood and effectively managed.

The Executive Management and the Board are responsible for managing strategic risks and setting key risk policies and limits. These risks include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry. Operational risks are managed by designated functions within the organization. They include failures or weaknesses in financial reporting and controls, non-compliance, poor cash management, fraud, breach of information technology security and reliance on third party vendors. The Company seeks to minimize these risks through robust processes and controls. Controls and monitoring processes throughout the organization ensure that Management and the Board have a comprehensive view of the Company’s risks and related mitigation strategies at all times. Individual business units manage assumed risks, subject to the limits and policies established by the Executive Management and the Board. These are the reinsurance risks that the Company’s clients want to transfer and are the core of the Company’s business. They also include the capital market risks that the Company assumes in the investment of its assets.

At a strategic level, the Company manages these risks through diversification and absolute limits. At an operational level, risk mitigation strategies for assumed risks include strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

The Company maintains a risk appetite moderately above the average of the reinsurance market, because Management believes that this position offers the best potential for creating shareholder value at an acceptable risk level. Therefore, the most profitable products generally present the most volatility and potential downside risk. The Company manages that risk through diversification, and absolute limits on any one risk. In seeking to limit its assumed risks, the Company accepts that results on a quarterly basis may be volatile, however it seeks to protect itself from downside risk that can materially impair its balance sheet. The limits imposed represent the boundaries of risk tolerance and are based on the amount of capital that may be lost.

The major risks to the Company’s balance sheet are typically due to events that Management refers to as shock losses. The Company defines a shock loss as an event that has the potential to materially damage economic value. The Company calculates its economic value as the difference between the net present value of tangible assets and the net present value of liabilities, using appropriate risk discount rates. For traded assets, the calculated net present values are equivalent to market values.

There are three areas of risk that the Company has currently identified as having the greatest potential for shock losses. These are catastrophe, reserving for casualty and other long-tail lines, and equity investment risk. The Company manages the risk of shock losses by setting limits on its tolerance for specific risks and on the amount of capital that it is willing to expose to such risks. The Company establishes limits to manage the absolute maximum foreseeable loss from any one event. The Company considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business in such an event.

Other risks such as interest rate risk and credit risk have the ability to impact results substantially and may result in volatility in results from quarter to quarter, but Management believes that by themselves they are unlikely to represent a material downside threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report for additional disclosure on interest rate risk, foreign currency risk, credit risk and equity price risk.

Catastrophe Risk

The Company defines this risk as the risk that the aggregate losses from natural perils materially exceed the net premiums that are received to cover such risks. The Company considers both the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any year.

The Company imposes an absolute limit to catastrophe risk from any single loss through exposure limit caps in each zone and to each peril, with the largest zonal limit currently set at no more than $1.25 billion. This risk is managed through the real time allocation of catastrophe exposure capacity on each exposure zone to different Business Units, regular modeling of aggregate loss scenarios through proprietary models, and a combination of quantitative and qualitative analysis. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Not all zones have the same limit and zones are broadly defined so that it would be highly unlikely for any single event to substantially erode the aggregate exposure limits from more than one zone. Even extremely high severity/low likelihood events will only partially exhaust the limits in any zone, as they are likely to only affect a part of the area covered by a wide zone.

The Company also manages its exposures so that the chance that an economic loss to the Company from all catastrophe losses in any one year exceeds $750 million has a modeled probability of occurring less than once in 75 years. To measure this probability, the Company uses proprietary models that take into account not only the exposures in any zone, but also the likely frequency and severity of catastrophic events. This quantitative analysis is supplemented with the professional judgment of experienced underwriters.

Casualty Reserving Risk

The Company defines this risk as the risk that the estimates of ultimate losses for casualty and other long-tail lines that underlie its booked reserves will prove to be too low, leading to substantial reserve strengthening. The tolerance set by the Company for this risk is measured using total earned premium for casualty and other long-tail lines. Total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods is currently limited to $3 billion.

One of the greatest risks in long-tail lines of business, and particularly in U.S. casualty, is that the loss trends are higher than the assumptions underlying the Company’s ultimate loss estimates, resulting in ultimate losses that exceed recorded loss reserves. When loss trends prove to be higher than those underlying the reserving assumptions, the risk is great because of a stacking up effect: for long-tail lines, the Company carries reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. The effect is likely to be more pronounced for recent underwriting years because, with the passage of time, actual loss emergence and data provide greater confidence around the adequacy of ultimate liability estimates for older underwriting years. Management believes that the volume of long-tail business most exposed to these reserving uncertainties should be limited to a predetermined amount.

The Company manages and mitigates the reserve risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends. The Company establishes prudent reserving policies for determining carried reserves. These policies are systematic and Management endeavors to apply them consistently over time. See Critical Accounting Policies for Losses and Loss Expenses and Life Policy Benefits below.

Equity Investment Risk

The Company defines this risk as the risk of a substantial decline in the value of its equity securities during the year. The tolerance set by the Company for this risk is measured using the value of equity securities as a percentage of available economic capital and is currently set at $2 billion. Assuming equity risk (and equity-like risks such as high yield bonds and convertible securities) within that part of the investment portfolio that is not required to support liability funds provides valuable diversification from other risk classes, along with the potential for higher returns. However, an overweight position could lead to a large loss of capital and impair the balance sheet in the case of a market crash.

The Company manages its equity exposure within strict guidelines, with a cap on assets other than investment-grade bonds set at no more than $2 billion. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on other than investment-grade bonds as a percentage of capital. A fully integrated information system provides real-time data on the investment portfolios, allowing for continuous monitoring and decision-support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns.

Critical Accounting Policies

See the discussion of the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for unpaid loss and loss expense reserves and life policy benefits since December 31, 2005.

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

In general, the estimates of loss reserves recorded for short-tail business are subject to less volatility than those for long-tail lines. Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tail due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 65% of the net premiums written for this sub-segment, or 14% of the Company’s total net premiums written in the first three months of 2006. The remaining business within this sub-segment, motor and property, is considered to be short-tail. Within the Global (Non-U.S.) P&C sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tail. These two lines represented 31% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 8% of the Company’s total net premiums written in the first three months of 2006. Management considers the short-tail lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 68% of the net premiums written in this sub-segment, or 26% of the Company’s total net premiums written in the first three months of 2006. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 22% of this sub-segment’s net premiums written in the first three months of 2006, or 9% of the Company’s total net premiums written in the first three months of 2006. Specialty casualty business is considered to be long-tail and represents 10% of net premiums written in this sub-segment, or 4% of the Company’s total net premiums written in the first three months of 2006.

In the first quarter of 2006 and 2005, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years.

For the U.S. P&C sub-segment, this primarily affected the property and motor lines in the first quarter of 2006 and the casualty line during the first quarter of 2005. For these lines of business, the Company received loss information from cedants for prior accident years that included no significant individual losses but a series of attritional losses. Attritional losses or reductions are losses or reductions that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint. Upon consideration of this new information received during the first quarters of 2006 and 2005, the Company revised the loss development assumptions it uses in performing its actuarial analysis and increased its expected ultimate loss ratios, which had the effect on increasing loss reserves for prior years by $1 million and $5 million, respectively, during the first quarters of 2006 and 2005.

For the Global (Non-U.S.) P&C sub-segment, the Company determined, in light of developing data, not to change its expected ultimate loss ratios for prior accident years in the first quarter of 2006 and to decrease its expected ultimate loss ratios for the first quarter of 2005. During the first quarter of 2006, the Company observed an improvement in the loss experience in the property and casualty lines offset by net adverse loss development in the motor line. The net favorable loss development of $28 million in the first quarter of 2005 included net favorable loss development for prior accident years in the property and casualty lines partially offset by net adverse loss development in the motor line.

For the Worldwide Specialty sub-segment, the Company determined, in light of developing data, to decrease its expected ultimate loss ratios for prior year losses in each period. This resulted in a decrease in the Company’s loss estimates of $69 million in the first quarter of 2006 in all lines of business, and a decrease of $42 million in the first quarter of 2005 in all lines of business, except for the catastrophe and specialty casualty lines that were affected by net adverse loss development.

The following table summarizes the net favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Prior year net favorable (adverse) loss development:
Non-life segment
U.S. P&C	$(1)	$(5)
Global (Non-U.S) P&C	—	28
Worldwide Specialty	69	42

Total prior year loss development	$68	$65

The components of the net favorable (adverse) loss development for the three months ended March 31, 2006 and 2005 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded at March 31, 2006 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Retroceded loss reserves	Total net loss reserves recorded
U.S. P&C	$587	$86	$1,404	$2,077	$(14)	$2,063
Global (Non-U.S.) P&C	1,016	24	1,137	2,177	(47)	2,130
Worldwide Specialty	1,253	313	949	2,515	(126)	2,389

Total Non-life	$2,856	$423	$3,490	$6,769	$(187)	$6,582

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at March 31, 2006, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life loss reserves:
U.S. P&C	$2,063	$2,351	$1,672
Global (Non-U.S.) P&C	2,130	2,255	1,849
Worldwide Specialty	2,389	2,435	2,149

It is not appropriate to add together the ranges of each segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Loss reserves are established to cover the Company’s estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that it writes. Loss reserves do not represent an exact calculation of liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of March 31, 2006. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserve for unpaid losses and loss expenses for asbestos and environmental exposures has not changed significantly since December 31, 2005. (See Note 4 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.)

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.5 % to 5.5%. Actual experience in a particular period may vary from expected experience and, consequently, may affect the Company’s results in future periods.

Results of Operations—for the Three Months Ended March 31, 2006 and 2005

The following discussion of Results of Operations contains forward-looking statements made based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Risk Factors included in Item 1A of Part II of this report for a list of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S dollar. The Company’s subsidiaries and branches have a functional currency of either euro, Canadian dollar or U.S. dollar. In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the average exchange rates for the quarter. Assets and liabilities are converted into the functional currency at the exchange rates in effect at the balance sheet date. Financial statements expressed in functional currencies other than the U.S. dollar are translated into U.S. dollars using the average exchange rate for the Statements of Operations and Cash Flows and the exchange rate in effect at the balance sheet date for the Balance Sheets. As a significant portion of the Company’s operations is performed in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.

The table below, which provides foreign exchange rates for the principal currencies in which the Company transacts business, highlights that while the U.S. dollar weakened against the euro and other currencies since December 31, 2005, it strengthened, on average, against the same currencies in the first quarter of 2006 compared to the first quarter of 2005.

	Balance Sheets			Statements of Operations and Cash Flows
Exchange rate against U.S. dollar	At March 31, 2006	At December 31, 2005	% Change	Average for quarter ended March 31, 2006	Average for quarter ended March 31, 2005	% Change
Euro	1.2075	1.1843	1.96%	1.1926	1.3215	(9.76)%
British pound	1.7399	1.7209	1.11	1.7462	1.8991	(8.05)
Swiss franc	0.7665	0.7600	0.85	0.7689	0.8578	(10.37)
Japanese yen	0.0085	0.0085	0.24	0.0085	0.0096	(11.98)
Canadian dollar	0.8568	0.8580	(0.14)	0.8633	0.8205	5.22

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

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the quarters ended March 31, 2006 and 2005 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2006	% Change 2006 over 2005	For the three months ended March 31, 2005
Net income	$193	73%	$111
Less: Preferred dividends	8	—	8

Net income available to common shareholders	$185	80%	$103
Diluted net income per share	$3.21	74%	$1.84

The increase in net income, net income available to common shareholders and diluted net income per share in the first quarter of 2006 resulted primarily from lower incurred losses. While results for the first quarter of 2006 include no significant catastrophe losses, results for the first quarter of 2005 included $61 million of losses (net of reinstatement premiums) related to European winterstorm Erwin and $20 million on a single loss in the energy line in Canada. The improvement in results in the first quarter of 2006 is also attributable to higher net realized investment gains and net investment income, partially offset by lower net premiums earned, lower underwriting profitability on the business not exposed to the 2005 catastrophes and a higher interest expense. These items are discussed in the following section Review of Net Income.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment income and other components of net income. Underwriting result consists of net premiums earned and other income less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings of equity investments.

The components of net income for the quarters ended March 31, 2006 and 2005 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2006	% Change 2006 over 2005	For the three months ended March 31, 2005
Underwriting result:
Non-life	$86	262%	$24
ART	6	(53)	11
Life	(8)	(24)	(10)
Corporate expenses	(16)	30	(12)
Net investment income	100	15	87
Net realized investment gains	55	47	37
Interest expense	(13)	74	(7)
Net foreign exchange losses	(3)	NM	—
Income tax expense	(16)	(22)	(21)
Interest in earnings of equity investments	2	(9)	2

Net income	$193	73	$111

NM:	not meaningful

Underwriting result is a measurement that the Company uses to manage and evaluate its segments and sub-segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of income separately and in the aggregate. Underwriting result should not be considered a substitute for net income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

The underwriting result for the Non-life segment increased by $62 million, from $24 million in the first quarter of 2005 to $86 million in 2006. The increase was principally attributable to a decrease in the level of large catastrophic losses of $81 million (net of reinstatement premiums) in the first quarter of 2006 for the Global (Non-U.S.) P&C sub-segment ($2 million) and the Worldwide Specialty sub-segment ($79 million), partially offset by a decrease in the volume of business earned and a modest decline in profitability on the premiums earned in 2006 totaling approximately $26 million. Both years included net favorable development on prior accident years as the Company reduced its estimate of losses for certain lines as the at risk period for older underwriting years expired and updated information was received from cedants. Net favorable development on prior accident years increased by $3 million, from $65 million in 2005 to $68 million during 2006. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section. Finally, reductions in other operating expenses of $4 million explained the remainder of the variance in underwriting result for this segment.

Underwriting result for the ART segment declined from $11 million in the first quarter of 2005 to $6 million in 2006. While all lines had positive results in the first quarter of 2006 and 2005, the first quarter of 2005 included higher gains on weather derivative business.

Underwriting result for the Life segment improved from a loss of $10 million in the first quarter of 2005 to a loss of $8 million in 2006 due to growth and improved results in the mortality line.

Corporate expenses increased by $4 million, from $12 million during the first quarter of 2005 to $16 million in 2006. The increase resulted primarily from the adoption, on January 1, 2003, of the fair value method of accounting for equity-based awards and the adoption on January 1, 2006, of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) Share-Based Payment (SFAS 123R). The former resulted in a phase-in period during which equity-based compensation increases with each new grant until the first grants issued after adoption of the fair value method are vested and fully expensed. The latter resulted in the immediate expense of grants issued to employees eligible for retirement and expense of unvested awards granted prior to the adoption of SFAS 123. Equity-based compensation increased by $3 million in the first quarter of 2006 compared to the same quarter in 2005. The remainder of the increase in corporate expenses was due to the addition of staff in corporate departments since March 31, 2005.

The Company reported net investment income of $100 million in the first quarter of 2006 compared to $87 million in 2005. The 15% increase in net investment income is primarily attributable to investment of the Company’s significant cash flows from operations, which totaled $914 million since March 31, 2005. Cash proceeds of $549 million from the Company’s capital raises in October 2005 also contributed to the growth in net investment income. This increase was partially offset by changes in average foreign exchange rates, which resulted in a decrease of net investment income of approximately 3%, as a result of the strengthening of the U.S. dollar against the euro and other currencies.

Net realized investment gains increased by $18 million, from $37 million in the first quarter of 2005 to $55 million for the same period in 2006, primarily as a result of gains within the Company’s equity portfolio. Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Interest expense increased by $6 million in the first quarter of 2006 compared to the same period in 2005 due to the $400 million bank loan received by the Company in October 2005.

The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The increase in the foreign exchange loss during the first quarter of 2006 compared to the same period in 2005 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which increased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement.

Due to the absence of large catastrophe losses in the first quarter of 2006, a higher proportion of the Company’s taxable income was generated in a non-taxable jurisdiction and the income tax expense declined by $5 million, from $21 million in the first quarter of 2005 to $16 million for the same period in 2006.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. P&C, Global (Non-U.S.) P&C and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 7 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part 1 above).

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar fluctuated against the euro and other currencies in the first three months of 2006 compared to the same period in 2005 and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. casualty line, which represented approximately 65% of net premiums written in this sub-segment in the first quarter of 2006, compared to 70% in the same period for 2005. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2006	% Change 2006 over 2005	For the three months ended March 31, 2005
Gross premiums written	$296	(5)%	$311
Net premiums written	296	(5)	311
Net premiums earned	$200	(10)	$223
Losses and loss expenses	(144)	(12)	(163)
Acquisition costs	(51)	(4)	(54)

Technical result (1)	$5	(24)	$6
Loss ratio (2)	71.8%		73.0%
Acquisition ratio (3)	25.8		24.2

Technical ratio (4)	97.6%		97.2%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 22% of total net premiums written in the first quarter of 2006. The decline in gross and net premiums written and net premiums earned in the first quarter of 2006 resulted principally from two causes. First, certain cedant accounts received in the first quarter of 2005 included projections for premiums, which were re-estimated downward by the cedants in the later quarters of 2005. In addition, there were timing differences in the recognition of premiums for certain casualty treaties. Notwithstanding these timing differences and cedant re-estimations, premium volume would have been relatively flat in the first quarter of 2006, as increases in gross and net premiums written in the property line were offset by decreases in the casualty and motor lines. While there were noticeable differences in market conditions by line, the market continued to provide profitable opportunities in spite of generally flat pricing in the casualty, motor and certain property lines. The property line was the line most affected by the 2005 storms, and catastrophe-exposed business benefited from improvements in pricing and terms and conditions during the January 1, 2006 renewals, despite increased but rational competition. Short-tail lines not exposed to catastrophes continued to see significant competition. Cedant cancellations, as well as the Company’s non-renewal of certain treaties that did not meet the Company’s profitability objectives, explained the decrease in the motor and casualty lines. Notwithstanding the sustained competition prevailing in this sub-segment, as well as the higher risk retention by cedants, the Company was able to pursue business that met its profitability objectives.

U.S. P&C (continued)

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first quarters of 2006 and 2005 reflected no significant catastrophic or individually significant loss for either period. The 2006 losses and loss expenses and loss ratio reflect a) a modest net adverse loss development on prior accident years in the amount of $1 million, or less than 1 point on the loss ratio; and b) a decrease in volume of approximately $15 million, due to the timing differences and cedant re-estimations discussed above. The net adverse loss development of $1 million included net adverse loss development for prior accident years in the motor and property lines of $3 million, partially offset by net favorable loss development in the casualty line of $2 million. Loss information provided by cedants for prior accident years in the first three months of 2005 and 2006 included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the motor and property lines (decreased for the casualty line), which had the net effect of increasing prior year loss estimates for this sub-segment.

The 2005 losses and loss expenses and loss ratio reflected modest net adverse loss developments on prior accident years in the amount of $5 million, or 2 points on the loss ratio. The net adverse loss development of $5 million in the first quarter of 2005 included net adverse loss development for prior accident years in the casualty line of $7 million, partially offset by net favorable loss development in the shorter-tailed property and motor lines of $2 million.

The decline of $19 million in losses and loss expenses from the first quarter of 2005 to 2006 included a reduction of losses and loss expenses of approximately $15 million resulting from the decrease in net premiums earned discussed above and a decrease of $4 million in net adverse prior year development.

Acquisition costs and acquisition ratio

The acquisition costs for the first quarter of 2006 decreased by $3 million compared to the same period in 2005 as a result of the decrease in net premiums earned discussed above. The decline was partially offset by an increase in acquisition costs resulting from experience credits in the form of sliding scale and profit commission adjustments.

The acquisition ratio increased from 2005 to 2006 as a result of increased competition in all lines in the first quarter of 2006 and higher acquisition costs on treaties with experience credits in the form of sliding scale and profit commission adjustments.

Technical result and technical ratio

The technical result and technical ratio in the first quarter of 2005 and 2006 were comparable.

2006 Outlook

During the 2006 renewals, the Company saw that pricing and terms and conditions remained strong on lines exposed to the 2005 hurricanes, while short-tail non-catastrophe exposed property lines remained highly competitive. The casualty lines experienced consistent and rational competition, and the Company expects to continue to pursue business that meets its profitability objectives. Considering the overall pricing indications and information received from cedants and brokers during the 2006 renewals, the timing of renewal of certain casualty treaties and Management’s intention to allocate more capacity to U.S. property lines experiencing strong pricing, Management believes annual gross and net premiums written will grow by up to 5% in 2006, and net premiums earned will grow by approximately 5%.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented 67% and 69% of net premiums written for this sub-segment in the first quarter of 2005 and 2006, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment. The following table provides the components of the technical result and their corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2006	% Change 2006 over 2005	For the three months ended March 31, 2005
Gross premiums written	$365	(16)%	$433
Net premiums written	364	(15)	431
Net premiums earned	$183	(24)	$242
Losses and loss expenses	(137)	(9)	(151)
Acquisition costs	(50)	(20)	(62)

Technical result	$(4)	NM	$29
Loss ratio	75.0%		62.3%
Acquisition ratio	27.2		25.7

Technical ratio	102.2%		88.0%

NM:	not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 27% of total net premiums written for the first quarter of 2006. Changes in average foreign exchange rates contributed 6 points to the decline in gross and net premiums written for this sub-segment as the U.S. dollar strengthened during the first quarter of 2006 compared to the same period in 2005 and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the negative contribution of foreign exchange, net premiums written would have declined by 9%. The decline in gross and net premiums written and net premiums earned in 2006 resulted from all lines in this sub-segment, with the largest decrease coming from the motor line. Increased competition and increased risk retention by cedants are the principal reasons for the decrease in premium volume and exposure in this sub-segment. The Company has remained selective in an increasingly competitive environment and has chosen to retain business that met its profitability objectives instead of focusing on premium volume.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first quarter of 2006 reflected a) no large catastrophic losses; b) virtually no net loss development on prior accident years; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned, as well as a decrease in profitability on the business written in 2006 and 2005 that was earned during the first quarter of 2006.

The losses and loss expenses and loss ratio reported in the first quarter of 2005 reflected a) no large catastrophic losses; and b) net favorable loss development on prior accident years of $28 million, or 12 points on the loss ratio. In the first quarter of 2005, the net favorable loss development of $28 million included net favorable loss development of $29 million for prior accident years in the property and casualty lines and net adverse loss development of $1 million in the motor line. The net favorable loss development is primarily due to a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for motor) than the Company expected.

Global (Non-U.S.) P&C (continued)

The decrease of $14 million in losses and loss expenses and increase in the loss ratio from 2005 to 2006 was primarily explained by a reduction of approximately $42 million in losses and loss expenses resulting from the decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned, and the offsetting effect of the decrease of $28 million, or 12 points on the loss ratio, in the level of net favorable prior year development.

Acquisition costs and acquisition ratio

The decrease in acquisition costs in 2006 compared to 2005 is primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned, and the offsetting effect of increased competition in this sub-segment. The increase in the acquisition ratio from 2005 to 2006 resulted from increased competition in all lines in the first quarter of 2006.

Technical result and technical ratio

The decrease in technical result and increase in technical ratio from 2005 to 2006 is primarily explained by the decrease of $28 million in net favorable prior year development and a reduction of approximately $5 million in profitability resulting from the decrease in net premiums earned.

2006 Outlook

During the 2006 renewals, the Company observed a continuation of the trend by cedants to increase their retentions and reinsurers to increase their competitive behavior. Terms, conditions and pricing continued to decline in several markets as a result of the increased competition, and the Company reduced the portion of its book of business that renewed on April 1, 2006 in this sub-segment. Based on the 2006 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects annual gross and net premiums written and net premiums earned to decline in 2006 for this sub-segment.

Worldwide Specialty

The Worldwide Specialty sub-segment is usually the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to volatility resulting from significant catastrophe and other large losses, and thus, profitability in any one period is not necessarily predictive of future profitability. The following table provides the components of the technical result and their corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2006	% Change 2006 over 2005		For the three months ended March 31, 2005
Gross premiums written	$549	(5	) %	$575
Net premiums written	527	(4)		550
Net premiums earned	$323	(2)		$330
Losses and loss expenses	(127)	(42)		(219)
Acquisition costs	(63)	(9)		(70)

Technical result	$133	226		$41
Loss ratio	39.2%			66.5%
Acquisition ratio	19.6			21.2

Technical ratio	58.8%			87.7%

Worldwide Specialty (continued)

Premiums

The Worldwide Specialty sub-segment represented 40% of total net premiums written in the first quarter of 2006. Gross and net premiums written decreased by 5% and 4%, respectively, in the first quarter of 2006 compared to the same period in 2005. The strengthening of the U.S. dollar in the first quarter of 2006 compared to the same period in 2005 contributed approximately 4 points to the decline in net premiums written in this sub-segment as the U.S. dollar strengthened during 2006 compared to 2005 and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the negative contribution of foreign exchange, net premiums written would have been flat, as increases in net premiums written for the energy, agriculture and catastrophe lines were offset by decreases in other specialty lines. During the first quarter of 2006, the Company saw a) increases in pricing and terms and conditions for the catastrophe-exposed lines, such as the catastrophe, energy, marine and specialty casualty lines; b) higher cedant retention in the other lines; and c) increased competition in most other lines of business in this sub-segment. In response to increased competition prevailing in certain lines and markets of this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first quarter of 2006 for this sub-segment reflected a) no catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $69 million, or 21 points on the loss ratio. The losses and loss expense ratio reported in the first quarter of 2005 reflected a) losses of $61 million on European winterstorm Erwin, or 18 points on the loss ratio, as well as an energy loss of $20 million, or 6 points on the loss ratio; and b) net favorable loss development on prior accident years in the amount of $42 million, or 13 points on the loss ratio. The net favorable loss development of $69 million reported in the first quarter of 2006 included net favorable loss development for prior accident years in all lines of business, while the net favorable loss development of $42 million reported in 2005 included net favorable development for prior accident years in all lines, except for the catastrophe and specialty casualty lines, which were affected by net adverse loss development of $5 million. The net favorable loss development for both years was primarily due to favorable loss emergence, as losses reported by cedants during the first quarters of 2005 and 2006 for prior accident years, and for treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants in the first quarters of 2005 and 2006 for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines (increased for catastrophe and specialty casualty in 2005), which had the net effect of decreasing (increasing for catastrophe and specialty casualty in 2005) the level of prior year loss estimates for this sub-segment.

The decrease in losses and loss expenses and loss ratio from 2005 to 2006 is explained by the decrease of $81 million in the level of large catastrophic losses ($79 million after reinstatement premiums), the increase of $27 million in net favorable prior year development and is partially offset by an increase of approximately $16 million in losses and loss expenses resulting from normal fluctuations in quarterly loss movements.

Acquisition costs and acquisition ratio

The decrease in acquisition costs and acquisition ratio in the first quarter of 2006 compared to 2005 is primarily attributable to a shift in the mix of business as certain lines, such as the catastrophe line, carry lower acquisition costs.

Technical result and technical ratio

The increase in technical result and decrease in technical ratio from 2005 to 2006 is explained by the reduction of $79 million in the level of large catastrophic losses, net of reinstatement premiums, the increase of $27 million in net favorable prior year development and is partially offset by a decrease of approximately $14 million in technical result resulting from normal fluctuations in quarterly movements.

Worldwide Specialty (continued)

2006 Outlook

During the 2006 renewals, the Company continued to observe divergent market conditions, with the U.S. and northern European catastrophe-exposed business, energy business and specialty property business showing strong price momentum. Most other specialty lines, including specialty casualty, were relatively flat or showed declines in pricing due to the strong competition prevailing in this sub-segment. Overall, the Company has observed a modest reduction in pricing for this sub-segment in recent renewals. Nevertheless, Management expects that the environment for U.S. catastrophe exposed lines will continue to strengthen during the remainder of 2006, as these lines will continue to benefit from a reduction of reinsurance capacity following the large 2005 catastrophic loss events. Management will evaluate allocating increased capacity to this sub-segment in response to the current level of demand and attractive risk-adjusted pricing in this sub-segment. As net premiums written decreased in 2005 and are earned over the risk period, which is generally one to two years, net premiums earned are expected to be relatively flat in 2006.

ART Segment

The ART segment comprises structured risk transfer, principal finance (previously the structured finance unit), weather related products and strategic investments, which includes the interest in earnings of the Company’s equity investment in Channel Re. The new name for the structured finance unit reflects the expansion of this unit into project finance and real estate related asset classes, in addition to structured finance asset classes.

As reinsurance accounting does not apply to much of the business in this segment, premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the relatively small size of this segment. Accordingly, profitability or growth in any period is not necessarily predictive of future profitability or growth. The following table provides the components of the underwriting result for this segment for the quarters ended March 31, 2006 and 2005 (in millions of U.S. dollars):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Gross premiums written	$19	$7
Net premiums written	19	7
Net premiums earned	$7	$2
Losses and loss expenses	(4)	—
Acquisition costs	(1)	(1)

Technical result	$2	$1
Other income	8	13
Other operating expenses	(4)	(3)

Underwriting result	$6	$11
Interest in earnings of equity investment	$2	$2

Underwriting result for the ART segment declined from $11 million in the first quarter of 2005 to $6 million in 2006. While all lines had positive results in the first quarter of 2006 and 2005, the first quarter of 2005 included higher gains on weather derivative business. The Company’s share of the results of Channel Re for the first quarter of 2006 remained unchanged from 2005, with $2 million reported for the first quarter of each year.

2006 Outlook

The Company expects that current low interest rates and tight credit spreads will continue to impede growth in the structured risk transfer and principal finance lines, as well as the growth of Channel Re. The Company intends to offset these trends by cautiously exploring new business initiatives in related risk categories (including project finance and real estate related asset classes) that should contribute to growth over time.

Life Segment

The following table summarizes the allocated underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended March 31, 2006	% Change 2006 over 2005	For the three months ended March 31, 2005
Gross premiums written	$144	19%	$120
Net premiums written	139	20	116
Net premiums earned	$120	20	$100
Life policy benefits	(87)	8	(81)
Acquisition costs	(34)	45	(23)

Technical result	$(1)	(79)	$(4)
Other operating expenses	(7)	21	(6)
Net investment income	11	(13)	12

Allocated underwriting result (1)	$3	40	$2

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 10% of total net premiums written in the first quarter of 2006. The increases in gross and net premiums written and net premiums earned during 2006 compared to the same period in 2005 resulted primarily from three factors. First, the Company experienced growth in the mortality line, partially offset by a reduction in the longevity line, in the first quarter of 2006. Second, the timing of receipt by the Company of certain cedant accounts was delayed in 2005 compared to 2006. While these accounts were received in the second quarter in 2005, they were received in the first quarter in 2006, which resulted in a higher volume of premiums, life policy benefits and acquisition costs in the first quarter of 2006 as compared to 2005. Third, the U.S. dollar has strengthened on average in the first quarter of 2006 and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the effects of changes in average foreign exchange rates, net premiums written would have grown by 27% in the first quarter of 2006.

Life policy benefits

The increase in life policy benefits in the first quarter of 2006 compared to the same period in 2005 resulted primarily from the timing of certain cedant accounts, as discussed above.

Acquisition costs

The increase in acquisition costs in the first quarter of 2006 compared to the same period in 2005 resulted primarily from the timing of certain cedant accounts, as discussed above, and changes in the mix of business. The mortality line, which increased in the first quarter of 2006 compared to 2005, typically carries higher acquisition costs than the longevity line.

Net investment income

There was a modest decrease of $1 million in net investment income for this segment for the first quarter of 2006 compared to 2005, resulting primarily from lower funds held balances during the first quarter of 2006.

Allocated underwriting result

The modest improvement in allocated underwriting result in 2006 compared to 2005 is primarily attributable to improvements in the mortality line.

2006 Outlook

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects that annual gross and net premiums written and net premiums earned for this segment to grow by approximately 10% in 2006.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the quarters ended March 31, 2006 and 2005, was as follows:

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Non-life
Property and Casualty
Property	22%	22%
Casualty	19	21
Motor	8	10
Worldwide Specialty
Agriculture	3	2
Aviation/Space	3	3
Catastrophe	16	14
Credit/Surety	4	6
Engineering	3	3
Energy	1	—
Marine	3	3
Specialty property	3	3
Specialty casualty	4	5
ART	1	—
Life	10	8

Total	100%	100%

Total net premiums written declined by 5% in the first quarter of 2006 compared to the same period in 2005. Changes in foreign exchange rates contributed to most of this decrease in net premiums written as the U.S. dollar strengthened during the first quarter of 2006 compared to the same period in 2005 and premiums denominated in currencies that depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the negative contribution of foreign exchange, net premiums written would have been flat. Foreign exchange fluctuations affected the comparison for all lines.

There were modest shifts in the distribution of net premiums written by line and segment between the 2006 and 2005 periods, which reflected the Company’s response to existing market conditions, as follows:

•	increased competition, increased risk retention by cedants and lower cedant premium estimates for prior years resulted in decreases in premium volume for the casualty, motor and specialty casualty lines; and

•	the catastrophe and energy lines, which were exposed to the 2005 catastrophes, benefited from increases in pricing and terms and conditions.

Additionally, distributions of net premiums written may also be affected by the timing of renewals of treaties or the shift in treaty structure from proportional to non-proportional basis, which can significantly reduce premiums written. While the credit/surety line was affected by a shift from proportional to non-proportional, the life line experienced a shift from non-proportional to proportional business. These shifts contributed to the relative decrease and increase, respectively, for these two lines.

2006 Outlook

During the 2006 renewals, the Company observed divergent market conditions, with business exposed to the large 2005 catastrophe losses showing stronger conditions, while other business showed either stability or declines in pricing. Management will evaluate allocating increased capacity to lines exposed to U.S. wind in response to the current level of demand and attractive risk-adjusted pricing in those lines. Based on 2006 renewal information from cedants and brokers and assuming constant foreign exchange rates, Management expects that annual net premiums written for the motor line will decrease in 2006, while premiums for the catastrophe and other lines exposed to U.S. wind will grow. Management expects no significant changes in the distribution of net premiums written for other lines of business.

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

The distribution of gross premiums written by type of treaty for the quarters ended March 31, 2006 and 2005, was as follows:

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Non-life Segment
Proportional	38%	40%
Non-Proportional	46	47
Facultative	4	5
ART Segment
Non-Proportional	1	—
Life Segment
Proportional	8	6
Non-Proportional	3	2

Total	100%	100%

The above distribution of gross premiums written by type of treaty is affected by the timing of receipt by the Company of certain cedant accounts and premium adjustments by cedants in the Non-life and Life segments. These items, which were discussed in the sections U.S P&C and Life Segment above, had the following effect on the 2005 period: a) increased the relative distribution of gross premiums written for Non-life segment and the non-proportional business within the Non-life segment; and b) decreased the relative distribution for the Life segment and the proportional business within the Life segment. Notwithstanding these timing differences and cedant re-estimations, the distribution of gross premiums written would be comparable.

2006 Outlook

During recent renewals, the Company observed that cedants tended to increase their retention levels, which in certain cases resulted in a shift from seeking reinsurance coverage written on a proportional basis to a non-proportional basis. Based on 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates and no significant reinstatement premiums, the Company expects that increased retention from cedants will result in a modest shift from a proportional basis to a non-proportional basis in 2006 for the Non-life segment.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written for the quarters ended March 31, 2006 and 2005:

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Europe	49%	52%
North America	39	36
Asia, Australia and New Zealand	7	7
Latin America, Caribbean and Africa	5	5

The distribution of gross premiums written was affected by foreign exchange fluctuations, whereby the U.S. dollar strengthened during the first quarter of 2006 compared to the same period in 2005, and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Additionally, areas exposed to U.S. wind showed better pricing and terms and conditions in the first quarter of 2006, which resulted in a higher distribution of gross premiums written in the North America area.

2006 Outlook

Based on pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects no significant changes in the annual distribution of annual gross premiums written in 2006 compared to 2005.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The following table summarizes the percentage of gross premiums written by source for the quarters ended March 31, 2006 and 2005:

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Broker	68%	64%
Direct	32%	36%

The modest shift from direct to broker in the first quarter of 2006 compared to 2005 reflected the reduction of gross premiums written in Europe, as discussed above in the section Premium Distribution by Geographic Region, where premiums are written predominantly on a direct basis.

2006 Outlook

Based on 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects a modest increase in the production of gross premiums written through brokers during 2006.

Net Investment Income

The following table provides net investment income by asset source for the three months ended March 31, 2006 and 2005 (in millions of U.S. dollars):

	For the three months ended March 31, 2006	% Change 2006 over 2005	For the three months ended March 31, 2005
Fixed maturities	$77	6%	$73
Equities	9	56	6
Short-term investments, trading securities, cash and cash equivalents	11	298	3
Funds held and other	8	(22)	10
Investment expenses	(5)	—	(5)

Net investment income	$100	15	$87

Net investment income increased in the first quarter of 2006 compared to 2005 for the following reasons:

•	net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in the first three months of 2006 compared to the same period in 2005, primarily due to the increase in the asset base resulting from the reinvestment of cash flows from operations of $914 million generated since March 31, 2005, as well as cash proceeds of $549 million received from the Company’s capital raises in October 2005;

•	the Company has increased its allocation to equities and trading securities since March 31, 2005 and this, compounded by the increase in the asset base resulting from the reinvestment of cash flows from operations, resulted in an increase in net investment income for these two categories of assets;

•	investment income on funds held decreased for the first quarter of 2006, as the funds held asset base at the beginning of the first quarter of 2006 was 12% lower than for the previous year. Funds held were $1,100 million and $971 million, respectively, at December 31, 2004 and 2005; and

•	movements in foreign exchange rates since March 31, 2005 offset approximately 3 points of the growth in net investment income as the U.S. dollar strengthened during the first quarter of 2006 compared to the same period in 2005, and net investment income denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates.

2006 Outlook

Management expects that the combination of the following items should contribute to higher net investment income in 2006 compared to 2005:

•	increases in interest rates observed during the first quarter of 2006;

•	larger asset base at March 31, 2006; and

•	expected positive cash flows from operations generated during 2006, despite higher expected claim payments on the 2005 storms.

Net Realized Investment Gains

The components of net realized investment gains or losses for the quarters ended March 31, 2006 and 2005, were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$48	$44
Other-than-temporary impairments	(1)	(1)
Net realized investment gains on trading securities	7	1
Change in net unrealized investment gains (losses) on trading securities	4	(5)
Net realized investment gains on designated hedging activities	2	1
Net realized and unrealized gains on other invested assets	1	—
Other realized and unrealized investment losses	(6)	(3)

Total net realized investment gains	$55	$37

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. As the Company repositions its investment portfolio to take advantage of market conditions, it generates sales of securities that result in the realization of the unrealized market value appreciation or depreciation on the securities. The realization of the unrealized market value appreciation or depreciation does not change the Company’s shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Other Income

Other income for the quarters ended March 31, 2006 and 2005, was $8 million and $13 million, respectively, and primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives.

Other Operating Expenses

Other operating expenses for the quarters ended March 31, 2006 and 2005, were $75 million and $73, respectively, and were comprised primarily of personnel and infrastructure costs. Operating expenses represented 8.9% and 8.1% of total net premiums earned in the first quarter of 2006 and 2005, respectively. Included in other operating expenses are corporate expenses of $16 million and $12 million for the first quarter of 2006 and 2005, respectively, which accounted for $4 million of the increase, and which were discussed in the section Review of Net Income. Other operating expenses allocated to the Non-life, Life and ART segments were $59 million and $61 million for the first quarters of 2006 and 2005, respectively. The decrease was primarily related to foreign exchange, as the U.S. dollar strengthened during the first quarter of 2006 compared to the same period in 2005, and other operating expenses denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates.

Financial Condition and Liquidity and Capital Resources

Investments

Total investments and cash were $9.8 billion at March 31, 2006, compared to $9.6 billion at December 31, 2005. The major factors influencing the increase in the three-month period ended March 31, 2006 were:

•	net cash provided by operating activities of $233 million;

•	increase in net payable for securities purchased, including equity securities sold but not yet repurchased, of $66 million;

•	other factors primarily including the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars amounting to approximately $47 million;

•	net issuance of the Company’s common shares under the Company’s equity plans of $1 million; offset by

•	decrease in the market value of the investment portfolio of $53 million resulting from the decrease in market value of the fixed income portfolio of $112 million, offset by the increase in market value of the equity portfolio of $59 million; and

•	dividend payments on common and preferred shares totaling $31 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current income and achieving capital appreciation. The Company’s invested assets are comprised of total investments and cash and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow investment guidelines as to minimum ratings, and issuer and sector concentration limitations. Capital funds represent the capital of the Company and are invested to maximize total return, subject to risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, below investment-grade bonds, convertible securities, and preferred and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

The Company’s investment strategy allows the use of derivative securities such as futures contracts, credit default swaps, written covered call options and designated foreign exchange forwards, subject to strict limitations. Derivative instruments may be used to replicate investment positions, to enhance investment performance or to manage market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways. The Company’s investment strategy also allows, to a limited extent, the use of equity short sales, which represent the sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a close-to-equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute positive returns. A separate strategy combines a portion of the Company’s market neutral portfolio with equity futures contracts to replicate an equity market position. This equity market replication, which was approved by the Board of Directors, is a form of leverage used to achieve a stock market exposure to enhance the absolute returns of the market neutral strategy.

At March 31, 2006, the liability funds totaled $6.5 billion and were comprised of cash and cash equivalents, short-term investments, and AAA, AA and A rated fixed income securities. The capital funds, which totaled $3.5 billion, were comprised of investment-grade fixed income securities, below investment-grade bonds, convertible securities and equity securities. At March 31, 2006, approximately 95% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 94% at December 31, 2005.

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $398 million), consisting primarily of its investment in Channel Re and other investments in non-publicly traded companies, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

At March 31, 2006, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.9% compared to 4.5% at December 31, 2005, reflecting the interest rate increases during the first three months of 2006. In anticipation of rising interest rates, Management kept the portfolio duration shorter than its neutral duration. Nearly all of the new cash flows added to the investment portfolio were invested in short-term fixed income securities in the first quarter of 2006, keeping the duration of the investment portfolio at 3.3 years, the same as December 31, 2005. The Company’s investment portfolio generated a total return of 1.0% for the three-month period ended March 31, 2006. Interest income, the increase in market value of the equity portfolio, as well as the weaker U.S. dollar during the quarter contributed to the positive total return, partially offset by the impact of rising interest rates.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications –available for sale and trading securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2 to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

At March 31, 2006, investments classified as available for sale comprised approximately 97% of the Company’s total portfolio (excluding cash and cash equivalents and other invested assets), with 3% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturities, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities, mortgage and asset-backed securities, short-term investments and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in below investment-grade bonds, which are also classified as available for sale.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at March 31, 2006 were as follows (in millions of U.S. dollars):

March 31, 2006	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government	$1,106	$1	$(22)	$1,085
- states or political subdivisions of states of the U.S.	6	—	—	6
- other foreign governments	1,665	19	(25)	1,659
- corporate	2,547	25	(55)	2,517
- mortgage/asset-backed securities	1,485	1	(38)	1,448

Total fixed maturities	6,809	46	(140)	6,715
Short-term investments	289	—	(1)	288
Equities	1,319	88	(7)	1,400

Total	$8,417	$134	$(148)	$8,403

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

At March 31, 2006, the Company had gross unrealized losses on its fixed maturities of $140 million, of which $138 million was attributable to investment-grade securities and $2 million was attributable to securities rated below investment-grade. The Company’s investment security with the largest unrealized loss position at March 31, 2006, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $6.7 million, representing 2.7% of the amortized cost of the security, which is rated AAA. This unrealized loss is due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa.

The unrealized losses on the Company’s investments in U.S. government and foreign government securities resulted from interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company’s unrealized losses on investments in corporate bonds were primarily due to interest rate increases. The large majority of the unrealized losses on the corporate bond investments related to investment-grade securities. The unrealized losses on these high quality corporate bonds were distributed proportionately across many industries, with the largest portion of unrealized losses in finance, consumers, and telecommunications. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were due to interest rate increases. Almost the entirety of the mortgage and asset-backed securities were issued by agencies of the U.S. government, and therefore, would not be settled at a price less than the amortized cost of the securities.

The Company’s investments in equity securities consists primarily of investments in common stock of companies in various industries and investments in private equity funds. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. The largest equity unrealized loss at March 31, 2006, for which an other-than-temporary impairment has not been taken, was a private equity security with an unrealized loss of $1.4 million, representing 1.8% of the cost of the security.

The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. The Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value, and does not consider those investments to be other-than-temporarily impaired at March 31, 2006. At March 31, 2006, Management believes that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at March 31, 2006 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities	$4,659	$(108)	$938	$(32)	$5,597	$(140)
Short-term investments	285	(1)	—	—	285	(1)
Equities	384	(5)	57	(2)	441	(7)

Total	$5,328	$(114)	$995	$(34)	$6,323	$(148)

The market value of the investment securities classified as trading securities was $274 million and $220 million at March 31, 2006 and December 31, 2005, respectively. Included in the total market value of trading securities at March 31, 2006 was $90 million related to convertible fixed income securities and $184 million related to equity securities. At March 31, 2006 and December 31, 2005, the net unrealized investment gain on trading securities was approximately $21 million and $10 million, respectively.

Included in net payable for securities purchased at March 31, 2006 and December 31, 2005 was $149 million and $102 million, respectively, of equity securities sold but not yet purchased, which represents sales of securities not owned at the time of the sale. Included in the change in net unrealized investment gains and losses on trading securities of $4 million for the three months ended March 31, 2006, is a change in net unrealized investment losses on equity securities sold but not yet purchased of $7 million.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at March 31, 2006:

% of Total Fixed Income Securities
Rating Category
AAA	66%
AA	4
A	14
BBB	11
Below investment-grade/unrated	5

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at March 31, 2006, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$821	$819
More than one year through five years	2,617	2,581
More than five years through ten years	1,883	1,847
More than ten years	292	308

Subtotal	5,613	5,555
Mortgage/asset-backed securities	1,485	1,448

Total	$7,098	$7,003

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at March 31, 2006, was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Unrealized Losses
One year or less	$680	$677	$(3)
More than one year through five years	2,270	2,223	(47)
More than five years through ten years	1,521	1,473	(48)
More than ten years	141	136	(5)

Subtotal	4,612	4,509	(103)
Mortgage/asset-backed securities	1,411	1,373	(38)

Total	$6,023	$5,882	$(141)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the three months ended March 31, 2006 were $5,368.2 million. Realized investment gains and losses on securities classified as available for sale for the three months ended March 31, 2006 and 2005, were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Gross realized gains	$108	$62
Gross realized losses excluding other-than-temporary impairments	(60)	(18)
Other-than-temporary impairments	(1)	(1)

Total net realized investment gains on securities classified as available for sale	$47	$43

Refer to the section titled Net Realized Investment Gains above for a reconciliation between net realized investment gains on securities classified as available for sale and net realized investment gains in the Consolidated Statements of Operations.

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

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $1.0 million and $0.7 million, for the three months ended March 31, 2006 and 2005, respectively. Typically, the Company considers impairment to have occurred when events specific to a particular issuer have occurred that are likely to prevent the Company from recovering its investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately as realized losses. See Note 6 to Unaudited Condensed Consolidated Financial Statements in Item I for a discussion of FSP FAS 115-1 and FAS 124-1.

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of March 31, 2006 and December 31, 2005, the Company recorded $980 million and $971 million, respectively, of funds held assets in its Consolidated Balance Sheets, representing 7% of the Company’s total assets. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the cedant with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

Approximately 63% of the funds held assets at March 31, 2006 earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at March 31, 2006, ranged from 1.5 % to 5.4%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is only exposed to the credit risk of the cedant.

With respect to the remainder of the funds held assets at March 31, 2006, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

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

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At March 31, 2006, the cumulative value of such embedded derivatives was determined to be a gain of approximately $6 million, which is offset by an equivalent but opposite adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At March 31, 2006 and December 31, 2005, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,794 million and $6,738 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $6,607 million and $6,552 million, respectively. During the first three months of 2006, the Company incurred net non-life losses and loss expenses of $412 million and paid net non-life losses and loss expenses of $403 million. Additionally, the U.S. dollar was weaker against most European currencies during the first three months of 2006 and this resulted in an increase of the non-life reserves for unpaid losses and loss expenses of $46 million. The incurred losses for the three-month period reflected the low large loss activity. The non-life ratio of paid losses to net premiums earned was 57%, while the non-life ratio of paid losses to incurred losses was 98% for the three months ended March 31, 2006, reflecting the payments on the large 2005 catastrophic losses and the 2004 Atlantic hurricanes made during the first quarter of 2006. Policy benefits for life and annuity contracts were $1,245 million and $1,224 million at March 31, 2006 and December 31, 2005, respectively. The increase in the life reserves for the first three months of 2006 was principally due to the increase of the life reserves in local currencies due to the growth of the life business, and the weakening of the U.S. dollar against most European currencies, which resulted in an increase of policy benefits for life and annuity contracts of approximately $14 million.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Management believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2006.

The Company’s reserves for unpaid losses and loss expenses include an estimate for its net ultimate liability for asbestos and environmental claims. Ultimate values for such claims cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses for these claims and these uncertainties are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its estimates. (See Note 4 to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K for additional information concerning net ultimate liability for asbestos and environmental claims.)

Contractual obligations and commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2005 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at March 31, 2006 have not changed significantly since December 31, 2005.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit are issued on an unsecured basis in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at March 31, 2006, is a $700 million five-year syndicated, unsecured credit facility. This credit facility enables the Company to potentially increase the available credit from $700 million to $1 billion. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly. The Company’s senior unsecured debt ratings are currently A and A2 by Standard & Poor’s and Moody’s, respectively.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At March 31, 2006, the Company was not in breach of any of the covenants under its facilities.

Shareholders’ Equity and Capital Management

Shareholders’ equity at March 31, 2006, was $3.2 billion, a 3% increase compared to $3.1 billion at December 31, 2005. The major factors contributing to the increase in shareholders’ equity in the three-month period ended March 31, 2006 were:

•	net income of $193 million;

•	a $10 million positive effect of the currency translation adjustment resulting from the translation of PartnerRe SA’s financial statements into the U.S. dollar;

•	a net increase in common shares and additional paid-in capital of $6 million, due to the issuance of common shares under the Company’s equity plans; offset by

•	a $92 million decrease in net unrealized gains and losses on investments, net of deferred taxes, recorded in equity resulting from changes in fair value due to the increase in interest rates, realization of a portion of gains through sales of securities, offset by the weakening of the U.S. dollar; and

•	dividends declared on both the Company’s common and preferred shares of $31 million.

As part of its long-term strategy, the Company will continue to actively manage capital to support its operations throughout the reinsurance cycle and for the benefit of the shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through dividends or stock repurchases, when available business opportunities are insufficient to fully utilize the Company’s capital at adequate returns. As noted earlier, Management is currently analyzing the possibility of increasing the amount of capacity it makes available to its clients for U.S. wind exposed risks. To the extent that Management determines to increase the Company’s U.S. wind capacity, it may also find it prudent to raise additional capital to support such increased capacity.

Subsequent to the 2005 large catastrophic loss events, the Company entered into a range forward sale agreement to sell up to 6.7 million of its common shares in the next three years. See Off-Balance Sheet Arrangements for a discussion of the forward sale agreement.

The table below sets forth the capital structure of the Company at March 31, 2006 and December 31, 2005 (in millions of U.S. dollars):

	March 31, 2006		December 31, 2005
Capital Structure:
Long-term debt	$620	16%	$620	16%
Trust preferred securities, aggregate liquidation (1)	200	5	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	7	290	7
6.5% Series D cumulative preferred shares, aggregate liquidation	230	6	230	6
Common shareholders’ equity	2,659	66	2,573	66

Total Capital	$3,999	100%	$3,913	100%

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash flows from operations for the three months ended March 31, 2006 decreased to $233 million from $351 million in the same period in 2005. This decrease in cash flows is primarily attributable to a lower volume of premiums received and higher paid losses in 2006 compared to the same period in 2005. The increase in paid losses relates to higher payments on the large 2005 catastrophic loss events made in the first three months of 2006 compared to payments on the 2004 Atlantic hurricanes made in the same period in 2005. Paid losses for the three months ended March 31, 2006 included $118 million related to the large 2005 catastrophic losses and the 2004 Atlantic hurricanes, while the 2005 period included $32 million of paid losses related to the 2004 Atlantic hurricanes. The decrease in underwriting cash flows is partially offset by an increase in cash receipts related to the 15% increase in net investment income in 2006 compared to the same period in 2005. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past year as well as the contribution of rising interest rates.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments on the long-term debt, dividends to both common and preferred shareholders and from time to time cash outflows for the repurchase of its common shares under the share repurchase program. Corporate expenses were $16 million, interest expense was $5 million, common dividends paid were $22 million in the form of quarterly dividends of $0.40 per common share and preferred dividends paid were $9 million for the first three months of 2006. Assuming constant number of common shares and a constant dividend rate in 2006, the Company would pay a total of approximately $91 million in dividends for common shareholders and approximately $35 million in dividends for preferred shareholders in 2006. As the Company entered into a loan agreement in October 2005 to borrow $400 million, the Company expects to pay a total of approximately $20 million of interest per year on this long-term debt, assuming the same interest rate as at March 31, 2006.

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

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, operating expenses as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. PartnerRe U.S. Holdings and its subsidiaries have $220 million in outstanding third party debt as well as $200 million of trust preferred securities outstanding. PartnerRe U.S. Holdings and its subsidiaries have paid interest of $4 million during the first three months of 2006 and are expected to pay a total of approximately $29 million of interest on the long-term debt and the trust preferred securities in 2006.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects a decrease in cash flows from operations in 2006 compared to 2005 due to payments for the large 2005 catastrophic loss events. The Company expects to pay approximately half of its incurred losses related to the 2005 catastrophic loss events in 2006. Notwithstanding, the Company expects to continue to generate positive operating cash flows through 2006, absent a series of unusual catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would need to liquidate a portion of its investment portfolio or arrange for financing.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s $700 million syndicated unsecured credit facility. As of March 31, 2006, there were no borrowings under this line of credit.

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

The following are the Company’s claims paying and financial strength ratings at March 31, 2006:

Standard & Poor’s	AA-/stable
Moody’s	Aa3/negative outlook
A.M. Best	A+/stable
Fitch	AA/stable

The following are the Company’s senior unsecured debt ratings at March 31, 2006:

Standard & Poor’s	A/stable
Moody’s	A2/negative outlook

In the event of a downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings.

The long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At March 31, 2006, the Company was in compliance with all required covenants, and no conditions of default existed related to any of the Company’s debt or capital securities.

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in October 2008, subject to a maximum price per share of $79.69 and a minimum price per share of $59.47. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

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

During the first three months of 2006, the value of the U.S. dollar weakened approximately 2% against the euro, 1% against the Swiss franc and the British pound, and was nearly flat against the Japanese yen and the Canadian dollar. Since a large proportion of the Company’s assets and liabilities is expressed in these currencies, there was a net increase in the U.S. dollar value of the assets and liabilities denominated in euro, Swiss franc and British pound in the first three months of 2006.

Net foreign exchange gains and losses amounted to a loss of $3 million for the first three months of 2006 and $nil for the same period in 2005. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement, (iii) the impact of the Company’s foreign currency hedging strategy, (iv) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which affects the cost of hedging instruments used by the Company and (v) the classification in the Company’s Consolidated Statements of Operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation,” the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Recent Accounting Pronouncements

See Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At March 31, 2006, liability funds represented 65% (or $6.5 billion) of the Company’s total invested assets. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. As the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important for the reader to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At March 31, 2006, capital funds represented 35% (or $3.5 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile such as common stock, convertible and high-yield bonds, private equity investments and real estate, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, to enhance investment performance, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all investment derivative transactions. (See Note 2(k) and Note 2(l) to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K for additional information concerning derivatives.)

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

While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the net reported U.S. GAAP equity of the Company. The Company’s liabilities are carried at their nominal value, which is not adjusted for changes in interest rates; however, the Company’s invested assets are carried at fair market value, which are adjusted for such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments and a corresponding decrease, net of applicable taxes, to the Company’s equity. A decrease in interest rates would have the opposite effect.

As discussed above, a portion of the fixed income portfolio is designated as capital funds. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At March 31, 2006, the Company held approximately $1,448 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At March 31, 2006, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $264 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the Consolidated Balance Sheets. The Company believes that the economic fair values and carrying values of its outstanding fixed-rate debt and preferred securities at March 31, 2006, were as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$620	$620
Trust preferred securities (1)	200	202
Series C cumulative preferred shares	290	290
Series D cumulative preferred shares	230	221

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

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

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in foreign exchange rates. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Statements of Operations and Balance Sheets. However, the Company employs several strategies to manage its exposure to foreign currency exchange risk.

Even though the Company is able to match its liability funds against its insurance-related liabilities both by currency and duration, resulting in a natural hedge, it does enter into designated hedges to protect the value of its investment portfolio. For the non–U.S. dollar currencies for which the Company deems the liability exposures to be material, the Company employs a hedging strategy utilizing derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. To the extent that the Company has net asset positions invested in non–U.S. dollar currencies, forward currency contracts and other derivatives may be used to hedge these non–U.S. dollar currency exposures. (See Note 2(k) to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K for additional information about the Company’s currency hedging activities.) The Company does not maintain invested assets in currencies for which its liability exposures are not material or in countries where it is unable or impractical to maintain investments. In such cases, the Company does not have such a natural hedge and is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

As a second strategy, the Company maintains capital funds primarily in U.S. dollar investments. An additional factor mitigating the Company’s foreign currency risk is the ongoing nature of its reinsurance operations. Cash receipts in foreign currencies from premiums can be used to pay claims and expenses incurred in the same currency.

At March 31, 2006, approximately 61% of the Company’s liability funds were in U.S. dollar denominated instruments and 39% were non–U.S. dollar denominated investments, while the Company’s unpaid losses and loss expenses were approximately 54% denominated in U.S. dollar and 46% were non–U.S. dollar reserves.

The table below summarizes the Company’s gross and net exposure on its March 31, 2006 Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$1,794	$324	$433	$26	$—	$150	$2,727
Other net liabilities	(1,719)	(259)	(374)	(90)	(26)	(414)	(2,882)

Total foreign currency risk	75	65	59	(64)	(26)	(264)	(155)
Total derivative amount	302	(89)	53	83	36	257	642

Net foreign currency exposure	$377	$(24)	$112	$19	$10	$(7)	$487

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe SA and its Canadian branch, whose functional currency is the euro and the Canadian dollar, respectively, both of which the Company does not hedge, partially offset by net short exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $49 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At March 31, 2006, approximately 66% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 84% was rated A- or better and 5% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2006, the Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At March 31, 2006, the Company’s absolute notional value of foreign exchange forward contracts was $1,181 million, while the net value of those contracts (the Company’s net assets) was an unrealized gain of $5 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART operations. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps. At March 31, 2006, the notional value of the Company’s credit default swaps was $269 million, while the fair value of those credit default swaps (the Company’s net liabilities) was an unrealized loss of $2.5 million.

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company for any other reason. However, the Company’s credit risk is mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk. The Company is also exposed to a limited extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at March 31, 2006, were $1,964 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset premiums receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $229 million and the amount of the allowance provided for uncollectible reinsurance recoverable was $13 million at March 31, 2006.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale ($1,400 million at March 31, 2006). The Company also holds marketable equity securities classified as trading securities ($184 million at March 31, 2006). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $149 million at March 31, 2006, which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk. The Company also uses equity futures to replicate equity investment positions. The net long position for equity futures was $20 million, while the fair value of those equity futures (the Company’s net liabilities) was a net unrealized loss of $50 thousand at March 31, 2006. The Company reviews these assets on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.87. Beta measures the response of an individual stock’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 8.7% (or approximately $128 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1% and 4% increase or decrease of the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2006, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

As of March 31, 2006, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While Management does not expect any of this will have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

Subpoenas

The Company has received subpoenas from the office of the New York Attorney General (NYAG) and the SEC that seek information relating to the Company’s investment in Channel Re and from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, PartnerRe U.S., has received a subpoena from the Florida Office of Insurance Regulation requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company is cooperating with these requests for information.

ITEM 1A.	RISK FACTORS

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon our assumptions and expectations concerning the potential effect of future events on our financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Our forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments. The following review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere:

(1)	the occurrence of catastrophic events or other reinsured events with a frequency or severity exceeding our expectations;

(2)	a decrease in the level of demand for reinsurance and/or an increase in the supply of reinsurance capacity;

(3)	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

(4)	actual losses and loss expenses exceeding our estimated loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses;

(5)	uncertainty related to estimated losses and unanticipated losses from catastrophe events;

(6)	acts of terrorism, acts of war and man-made or other unanticipated perils;

(7)	changes in the cost, availability and performance of retrocessional reinsurance, including the ability to collect reinsurance recoverables;

(8)	concentration risk in dealing with a limited number of brokers;

(9)	credit risk relating to our brokers, cedants and other counterparties;

(10)	developments in and risks associated with global financial markets that could affect our investment portfolio;

(11)	changing rates of inflation and other economic conditions;

(12)	availability of borrowings and letters of credit under our credit facilities;

(13)	impact of fluctuations in foreign currency exchange rates;

(14)	actions by rating agencies that might impact our ability to continue to write existing business or write new business;

(15)	changes in accounting policies, their application or interpretation;

(16)	changes in the legal or regulatory environments in which we operate, including the passage of federal or state legislation subjecting our non-U.S. operations to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

(17)	potential industry impact of investigations into market practices in the U.S. property and casualty industry;

(18)	legal decisions and rulings and new theories of liability; and

(19)	amount of dividends received from our subsidiaries.

The foregoing review of important factors should not be construed as exhaustive. In particular, we recommend you also read the factors discussed in the Risk Factors of Item 1A of the Company’s 2005 Annual Report on Form 10-K. Additional risks, which we currently don’t know about or which we currently consider to be immaterial could also impair our financial condition or results of operations.

The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “will likely result” or “will continue,” or words of similar impact, generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)	(d) Maximum number of shares that may yet be purchased under the program
01/01/2006-01/31/2006	—	—	—	4,293,651
02/01/2006-02/28/2006	—	—	—	4,293,651
03/01/2006-03/31/2006	—	—	—	4,293,651

Total	—	—	—

(1)	On May 10, 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million common shares remaining under the prior repurchase authorization announced by the Company in May 2004, for a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association

3.2	Amended and Restated Bye-laws

11.1	Statements Regarding Computation of Net Income Per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

	By:	/s/ PATRICK A. THIELE
	Name:	Patrick A. Thiele
	Title:	President & Chief Executive Officer

Date: May 9, 2006

	By:	/s/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice President & Chief Financial Officer

Date: May 9, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended Memorandum of Association *

3.2	Amended and Restated Bye-laws ‡

11.1	Statements Regarding Computation of Net Income per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).

‡	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 6, 2004.