Form 10-K/A
period 2005-12-31
PARTNERRE LTD
filed 2006-06-30
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14536

PartnerRe Ltd.

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 par value	New York Stock Exchange
6.75% Series C Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
6.50% Series D Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
PartnerRe Capital Trust I 7.9% Trust Originated Preferred Securities, $1.00 par value	New York Stock Exchange

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of February 22, 2006 was 56,731,270.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
None	N/A

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to PartnerRe’s Annual Report on Form 10-K for the year ended December 31, 2005 is to respond to comments received from the Securities and Exchange Commission.

Specifically, the Company has revised the following items:

•	Added enhanced disclosure in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates. In Item 8 — Financial Statements and Supplementary Data, the Consolidated Balance Sheets have been revised to replace the total for investments and cash with a total for investments, which has no effect on the overall total assets of the Company, in addition the Company has included enhanced disclosure in Note 2, Significant Accounting Policies,

•	Restated the financial statements to include Note 20, Summarized Financial Information for PartnerRe’s investment in ChannelRe Holdings Ltd.,

•	Updated their conclusions on disclosure controls and procedures in Item 9A. — Controls and Procedures, and

•	Amended Item 15 — Exhibits and Financial Statement Schedules to include as an Exhibit to the Financial Statements, the unaudited financial statements of Channel Re Holdings Ltd. for the year ended December 31, 2005 and for the period from February 12, 2004 (date of inception) to December 31, 2004.

All other Items of the 2005 Annual Report on Form 10-K are unaffected by the changes described above and there is no impact on the revenues, net income, total assets, equity and book value of the Company for any period. Information in this 2005 Annual Report on Form 10-K/A is stated as of December 31, 2005 and does not reflect any subsequent information or events.

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

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies should be read in conjunction with the Company’s Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company’s accounting policies.

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

Often the selected best estimate is a blend of the results from two or more methods (e.g., weighted averages). Furthermore, the judgment as to which method(s) is most appropriate for a particular underwriting year and reserving cell could change over time as new information emerges regarding underlying loss activity and other data issues. A brief discussion of the strengths and weaknesses of the various standard actuarial techniques we use is as follows:

Loss development methods (reported or paid)

These methods use the underlying assumption that losses reported (paid) for each underwriting year at a particular development stage follow a stable pattern. For example, the reported loss development method assumes that on average every underwriting year will display the same percentage of ultimate liabilities reported by our cedants (say x%) at 24 months after the inception of the underwriting year. The percentages reported (paid) are established for each development stage (e.g., at 12 months, 24 months etc.) after examining historical averages from the loss development data. These are sometimes supplemented by external benchmark information. We estimate ultimate liabilities by multiplying the actual reported (paid) losses by the reciprocal of the assumed reported (paid) percentage (e.g., 1/x%). Reserves are then calculated by subtracting paid claims from the estimated ultimate liabilities.

The main strengths of the method are that it is reactive to loss emergence (payments) and that it makes full use of historical experience on claim emergence (payments). For homogeneous low volatility lines, under stable economic conditions the method can often produce good estimates of ultimate liabilities and reserves. However, the method has weaknesses when the underlying assumption of stable patterns is not true. This may be the consequence of changing mix of business, changes in claim inflation trends, changes in claim reporting practices or presence of large claims, among other things. Furthermore, the method tends to produce volatile estimates of ultimate liabilities in situations where there is volatility in loss reported (paid) patterns. In particular, when the expected percentage reported (paid) is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate liabilities and reserves. Consequently, this method is often unsuitable for projections at early development stages of an underwriting year. Finally, the method fails to incorporate any information regarding market conditions, pricing, etc., which could improve the estimate of liabilities and reserves. It therefore tends not to perform very well in situations where there are rapidly changing market conditions.

Bornhuetter-Ferguson (B-F) methods (reported or paid)

These methods address the concern of variability at early stages of development and the failure to incorporate external information such as pricing. Unreported (unpaid) claims are calculated using an expected reporting (payment) pattern and an externally determined estimate of ultimate liabilities (usually determined by multiplying an a priori loss ratio with estimates of premium volume). The accuracy of the a priori loss ratio is a critical assumption in this method. Usually a priori loss ratios are initially determined on the basis of pricing information, but may also be adjusted to reflect other information that subsequently emerges about underlying loss experience. Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, this method can be slow to react to emerging loss development (payment). In particular, to the extent that the a priori loss ratios prove to be inaccurate (and are not revised), the B-F methods will produce loss estimates that take longer to converge with the final settlement value of loss liabilities.

Benktander methods (reported or paid)

These methods can be viewed as a blend between the two methods described above. The blend is based on predetermined weights at each development stage that depend on the reported (paid) development patterns. Although mitigated to some extent, this method still exhibits the same advantages and disadvantages as the B-F method, but the mechanics of the calculation imply that it is more reactive to loss emergence (payment) than the B-F method.

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

The validity of all assumptions used in the reserving process is reaffirmed on a quarterly basis. Reaffirmation of the assumptions means that the actuaries determine that the assumptions continue to form a sound basis for projection of future liabilities. Assumptions used in projecting future liabilities are themselves estimates based on historical information. As new information becomes available (e.g., additional losses reported), our actuaries determine whether a revised estimate of the reserving assumptions that reflects all available information is consistent with the previous reserving assumptions employed. In general, to the extent that the revised estimate of assumptions are within a close range of our original assumptions, we determine that the assumptions employed continue to form an appropriate basis for projections and continue to use the original assumptions in our models. In this case, any differences could be attributed to the imprecise nature of the assumption estimation process. However, to the extent that the deviations between the two sets of estimates are not within a close range of our original assumptions, we react by adopting the revised assumptions as a basis for our reserve models. Notwithstanding the above, even where we have experienced no material deviations from our original assumptions during any quarter, we will generally revise our reserving assumptions at least once a year to reflect all accumulated available information. Critical underlying assumptions are:

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

All of our critical assumptions can be thought of as key assumptions in the sense that they can have a material impact on the adequacy of our reserves. In general, the various actuarial techniques we use assume that loss reporting and payment patterns in the future can be estimated from past experience. To the extent that any of the above assumptions is not valid, future payment and reporting patterns could differ from historical experience. In practice it is difficult to be precise on the effect of each assumption. However, due to a greater potential for estimation error, and thus greater volatility, our reserves may be more sensitive to the effects of deviations from assumptions (v), (vii) and (viii) than the other assumptions.

The Company’s best estimate of total loss reserves is typically in excess of the midpoint of the actuarial reserve estimates. The Company believes that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature underwriting years that may not be adequately captured through traditional actuarial projection methodologies. These methodologies usually rely heavily on projections of prior year trends into the future. In selecting its best estimate of future liabilities, the Company considers both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial reserve estimates. Selected reserves are always within the indicated reasonable range of estimates indicated by the Company’s actuaries. However, primarily for long-tail lines and immature underwriting years, the Company’s best estimate of reserves reflects the effect of inherent risks that the

Company believes are not adequately reflected in actuarial point estimates. In determining the appropriate best estimate, the Company reviews (i) the position of overall reserves within the actuarial reserve range, (ii) the result of bottom up analysis by underwriting year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial mid-estimates, such as potential for outstanding litigation, claims practices of cedants, etc.

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

Premiums and Deferred Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual results. Approximately 44% of the Company’s reported net premiums written for 2005 and 2004 were based upon estimates.

Under proportional treaties, which represented 65% of premiums written for the year December 31, 2005, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 35% of premiums written for the year December 31, 2005, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant. Under this type of treaty, the minimum premiums written and earned and the related acquisition costs are known, and the Company must estimate the premium adjustment and the related acquisition costs until the cedant reports its actual results used in the calculation of the adjustment.

Reported premiums written and earned and acquisition costs are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premiums and acquisition cost estimates are determined at the individual treaty level. The determination of estimates requires a review of the Company’s experience with cedants, familiarity with each geographic market, a thorough understanding of the individual characteristics of each line of business, and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and acquisition costs are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

The magnitude and impact of a change in premium estimates differs for proportional and non-proportional treaties. Non-proportional treaties generally include a fixed minimum premium and an adjustment premium, which is generally less than 5% of the fixed premium. While fixed minimum premiums require no estimation, adjustment premiums are estimated and could be subject to changes in estimates. Although proportional treaties may be subject to larger changes in premium estimates, as generally the Company receives cedant statements in arrears and must estimate all premiums for periods ranging from one month to more than one year, depending on the frequency of cedant statements, the impact is mitigated by changes in cedant reported losses. The impact of the change in estimate on premiums earned and pre-tax results varies depending on when the change becomes known during the risk period and the underlying profitability of the treaty.

A 5% decrease in premium estimates for all of the Company’s non-life non-proportional treaties would reduce 2005 pre-tax income by as much as $21 million, assuming the reductions become known at the mid-point of the risk period. Conversely, an increase in premium estimates of 5% would increase pre-tax income by the same amount.

For proportional treaties, the impact of a change in premium estimates on pre-tax income varies depending on the losses and loss expenses and acquisition costs of the treaty affected by the change. For example, a 5% increase in premiums earned in 2005 across all non-life proportional treaties would increase pre-tax income by $5 million, assuming a 90% technical ratio. Conversely, a 5% decrease in premiums earned in 2005 on the same treaties would decrease pre-tax income by $5 million assuming a 90% technical ratio. A technical ratio is obtained by dividing losses and loss expenses and acquisition costs by net premiums earned. These estimates assume the changes become known at the mid-point of the risk period.

A 1% increase (decrease) in acquisition costs for all of the Company’s treaties (both proportional and non-proportional) for the year ended December 31, 2005, would (reduce) increase pre-tax income by $8 million, assuming no change in premium estimates.

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

To determine whether securities with unrealized investment losses are impaired, the Company must, for each specific issuer or security, evaluate whether events have occurred that are likely to prevent the Company from recovering its initial investment in the security. In the Company’s determination of other-than-temporary impairment, the Company reviews and evaluates the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, general economic and financial market conditions including changes in interest rates, the length of time for which the fair value of an issuer’s securities remain below cost, and other factors that may raise doubt about the issuer’s ability to continue as a going concern.

As of December 31, 2005, the Company held investment positions that carried gross unrealized losses of $81 million, including $22 million on securities that carried unrealized losses for more than 12 continuous months. Most unrealized losses were caused by increases in interest rates since the Company’s purchase of the investments, and the Company intends to hold these investments until recovery. Also in Management’s judgment, the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken. If the Company had impaired 10% of all securities that were in an unrealized loss position for more than 12 continuous months at December 31, 2005, net income for 2005 would have been reduced by $2 million, pre-tax. However, there would be no change in the Company’s comprehensive income or shareholders’ equity, as the realization of the unrealized market value depreciation would transfer the loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet. See Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition and Liquidity and Capital Resources below.

Income Taxes

FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109) provides that a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carry forwards. SFAS 109 also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of negative and positive evidence.

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2005 of $183 million, net of a valuation allowance of $1 million. The most significant component of the deferred tax asset relates to tax loss carryforwards in France and in Switzerland. At December 31, 2005, the deferred tax asset relating to the French tax loss carryforward was $48 million, subject to an indefinite carryforward period and the deferred tax asset relating to the Swiss tax loss carryforward was $33 million, subject to a seven year carryforward period. The change in valuation allowance related to the tax loss carryforward resulted in a tax (benefit) charge of $(15.5) million, $16.3 million and $nil for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, and technical and expense ratios. Based on these projections, Management evaluates the need for a valuation allowance. A 10% reduction in the deferred tax asset as of December 31, 2005 of $183 million, net of valuation allowance, would result in a $18 million charge to income and a corresponding reduction in total assets.

The deferred tax liabilities as of December 31, 2005 were $78 million. In accordance with SFAS 109, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and the Company will continue to generate taxable revenues in excess of deductions. A 10% reduction in the deferred tax liability as of December 31, 2005 would result in a tax benefit of $8 million booked to income and a corresponding reduction in total liabilities.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that the Company make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. This assessment is performed at the reporting unit level. Impairment, which can be either partial or full, is based on the individual reporting unit fair value analysis. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $430 million as of December 31, 2005.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded in net income in the period such deterioration occurred. Assuming a 10% decline in the fair value of the reporting units at December 31, 2005 would not require an impairment of the goodwill asset.

Valuation of Certain Derivative Financial Instruments

As part of its ART operations, the Company utilizes non-traded derivatives. The changes in fair value of these derivatives are recorded in other income in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows of reference securities, credit spreads and general levels of interest rates. For weather derivatives, the Company develops assumptions for weather measurements as of the valuation date of the derivative and for probable future weather observations based on forecasts and statistical analysis of historical data. Significant changes in the data underlying these assumptions could result in a significantly different valuation of the derivatives and significant adjustments to net income in the period in which the Company makes the adjustment.

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

U.S. P&C (continued)

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

U.S. P&C (continued)

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

U.S. P&C (continued)

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

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in 2005 reflect a) losses related to the large 2005 catastrophic loss events in the amount of $61 million or 7.1 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years in the amount of $67 million, or 7.9 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net favorable loss development of $67 million included net favorable loss development for prior accident years in the property and casualty lines of $76 million, partially offset by net adverse loss development in the motor line of $9 million. The net favorable loss development was primarily due to favorable loss emergence, as losses reported by cedants during 2005 for prior accident years and for treaties where the risk period expired were lower (higher for motor) than the Company expected. Loss information provided by cedants in 2005 for prior accident years for all lines in this sub-segment included no individually significant losses or

Global (Non-U.S.) P&C (continued)

reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the property and casualty lines (increased for the motor line), which had the net effect of decreasing the level of prior year loss estimates for this sub-segment.

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

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in 2004 reflected a) losses related to the 2004 Atlantic hurricanes and Indian Ocean tsunami in the amount of $34 million or 3.7 points on the loss ratio of this sub-segment; b) net adverse loss development on prior accident years in the amount of $24 million, or 2.5 points on the loss ratio; c) growth in the book of business and exposure for this sub-segment as evidenced by the increase in net premiums earned; and d) the expansion in the casualty and non-proportional motor lines that typically tend to have a higher loss ratio due to the long-tail nature of the risks involved. The net adverse loss development of $24 million included net adverse loss development for prior accident years in the motor and casualty lines of $106 million, partially offset by net favorable loss development in the shorter-tail property line of $82 million. The net adverse loss development in the motor and casualty lines was primarily due to a revaluation of the loss development assumptions, particularly in the non-proportional lines, used by the Company to estimate future liabilities due to what it believes are adverse industry-wide trends in these lines of business. Loss information provided by cedants in 2004 for all lines in this sub-segment for prior accident years included

Global (Non-U.S.) P&C (continued)

no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss ratios for the motor and casualty lines (decreased for the property line), which had the net effect of increasing the level of prior year loss estimates for this sub-segment.

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

Worldwide Specialty (continued)

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

ART Segment (continued)

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

Life Segment (continued)

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

Life Segment (continued)

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

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications—available for sale and trading securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2(f) to Consolidated Financial Statements.

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

Contractual obligations and commitments

In the normal course of its business the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2005, were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Long-term debt—principal	$620.0	$—	$220.0	$400.0	$—
Long-term debt—interest	100.4	31.9	63.8	4.7	—
Operating leases	159.2	21.8	31.2	31.0	75.2
Other operating agreements	4.6	3.2	1.2	0.2	—
Contract fees under forward sale agreement	31.4	10.8	20.6	—	—
Unpaid losses and loss expenses (1)	6,737.7	2,042.5	1,780.8	880.6	2,033.8
Other long-term liabilities:
Series C cumulative preferred shares—principal (2)	290.0	—	—	—	290.0
Series C cumulative preferred shares—dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares—principal (2)	230.0	—	—	—	230.0
Series D cumulative preferred shares—dividends	NA	15.0	29.9	29.9	15.0 per annum
Trust preferred securities—principal (3)	200.0	—	—	—	200.0
Trust preferred securities—interest	NA	15.8	31.6	31.6	15.8 per annum

NA:	not applicable
(1)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2005 and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual claims payments related to these reserves might vary significantly based on many factors including large individual losses as well as general market conditions.
(2)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 13 to Consolidated Financial Statements for further information.
(3)	Neither the Trust that issued the securities nor PartnerRe Finance I Inc. (PartnerRe Finance), which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	December 31, 2005*	December 31, 2004*
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2005, $6,682,243; 2004, $6,611,683)	$6,686,822	$6,723,580
Short-term investments, available for sale, at fair value (amortized cost: 2005, $231,442; 2004, $28,691)	230,933	28,694
Equities, available for sale, at fair value (cost: 2005, $1,246,192; 2004, $887,006)	1,334,374	1,010,777
Trading securities, at fair value (cost: 2005, $210,432; 2004, $102,371)	220,311	108,402
Other invested assets	104,920	90,268

Total investments	8,577,360	7,961,721
Cash and cash equivalents, at fair value, which approximates amortized cost	1,001,378	436,003
Accrued investment income	143,548	151,871
Reinsurance balances receivable	1,493,507	1,522,989
Reinsurance recoverable on paid and unpaid losses	217,948	183,149
Funds held by reinsured companies	970,614	1,100,107
Deferred acquisition costs	437,741	409,332
Deposit assets	289,459	299,408
Net tax assets	87,667	81,235
Goodwill	429,519	429,519
Other	95,389	104,564

Total assets	$13,744,130	$12,679,898

Liabilities
Unpaid losses and loss expenses	$6,737,661	$5,766,629
Policy benefits for life and annuity contracts	1,223,871	1,277,101
Unearned premiums	1,136,233	1,194,778
Reinsurance balances payable	127,607	166,218
Ceded premiums payable	25,110	2,439
Funds held under reinsurance treaties	18,910	21,875
Deposit liabilities	333,820	344,202
Long-term debt	620,000	220,000
Net payable for securities purchased	93,318	1,580
Accounts payable, accrued expenses and other	128,627	127,026
Debt related to trust preferred securities	206,186	206,186

Total liabilities	10,651,343	9,328,034

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2005, 56,730,195; 2004, 54,854,398)	56,730	54,854
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 11,600,000; aggregate liquidation preference: 2005 and 2004, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2005 and 2004, 9,200,000; aggregate liquidation preference: 2005 and 2004, $230,000,000)	9,200	9,200
Additional paid-in capital	1,373,992	1,288,292
Deferred compensation	(107)	(199)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax amounting to: 2005, $13,639; 2004, $40,429)	77,049	194,575
Currency translation adjustment	12,614	72,510
Retained earnings	1,551,709	1,721,032

Total shareholders’ equity	3,092,787	3,351,864

Total liabilities and shareholders’ equity	$13,744,130	$12,679,898

*	As revised see Note 20.

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

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Cash Flows from Operating Activities
Net (loss) income	$(51,064)	$492,353	$467,679
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	42,220	40,188	26,326
Net realized investment gains	(206,874)	(117,339)	(86,656)
Changes in:
Unearned premiums	16,689	118,932	86,199
Net reinsurance balances	(117,519)	(80,086)	(105,730)
Unpaid losses and loss expenses including life policy benefits	1,380,315	820,249	1,009,319
Net tax assets	13,784	(715)	(1,052)
Other changes in assets and liabilities	(50,656)	(5,709)	(233,712)
Net (purchases) sales of trading securities	(4,365)	14,237	(1,203)
Other, net	9,423	(18,314)	(11,091)

Net cash provided by operating activities	1,031,953	1,263,796	1,150,079

Cash Flows from Investing Activities
Sales of fixed maturities	4,832,037	6,296,146	8,085,048
Redemptions of fixed maturities	695,389	565,532	803,646
Purchases of fixed maturities	(5,921,427)	(8,016,220)	(9,971,218)
Sales of short-term investments	218,386	48,387	25,980
Redemptions of short-term investments	90,571	39,052	45,423
Purchases of short-term investments	(525,518)	(69,803)	(114,461)
Sales of equities	4,839,440	661,571	105,814
Purchases of equities	(5,054,471)	(866,290)	(228,412)
Other, net	(13,861)	(27,915)	(16,634)

Net cash used in investing activities	(839,454)	(1,369,540)	(1,264,814)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(118,924)	(92,270)	(93,424)
Net issue (repurchase) of common shares	102,440	(152,514)	14,497
Issue of preferred shares	—	222,281	280,865
Redemption of preferred shares	—	—	(242,163)
Issue of long-term debt	400,000	—	—
Adjustment on purchase contract for common shares	—	(4,780)	(4,780)

Net cash provided by (used in) financing activities	383,516	(27,283)	(45,005)

Effect of foreign exchange rate changes on cash	(10,640)	10,338	7,792

Increase (decrease) in cash and cash equivalents	565,375	(122,689)	(151,948)
Cash and cash equivalents—beginning of year	436,003	558,692	710,640

Cash and cash equivalents—end of year	$1,001,378	$436,003	$558,692

Supplemental cash flow information:
Net taxes paid	$9,261	$8,333	$1,526
Interest paid	$29,248	$40,575	$18,570

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (VIEs). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46R). Under this accounting guidance, the Company consolidates the VIE if the Company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns. (See Note 12 for additional information concerning FIN 46R and the deconsolidation of PartnerRe Capital Trust, which issued the Company’s trust preferred securities and PartnerRe Finance I, which owns the Trust.) Entities in which the Company has an ownership of more than 20% or less than 50% of the voting shares are accounted for using the equity method. (See Note 3(i) and Note 20 for additional information concerning its equity ownership in Channel Re.)

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

Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

The Company currently uses five types of share-based compensation: stock options, restricted shares (RS), restricted share units (RSU), stock appreciation rights and shares issued under the Company’s employee stock purchase plan. The Company’s adoption in 2003 of the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), resulted in the recognition of an expense corresponding to the fair value of the Company’s stock options that were granted beginning in 2003. The expense is recognized over the vesting period of the stock options. The Company has elected to use the prospective transition method as described in SFAS 123, which results in the expensing of options granted subsequent to January 1, 2003. Under the provisions of SFAS 123, options are valued at fair value on the date of grant using a Black-Scholes option-valuation model that considers, as of the date of grant, the exercise price and expected life of the option, the current price of the Company’s common shares and its expected volatility, expected dividends on the common shares and the risk-free interest rate for the expected life of the option.

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

Other invested assets primarily include the Company’s investment in Channel Re, a non-publicly traded financial guarantee reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participates in new MBIA reinsurance treaties and provides facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common stock of Channel Re. The Company’s share of Channel Re’s net income was $9.4 million and $6.0 million for the years ended December 31, 2005 and December 31, 2004 respectively. The 2003 year included no investment in or income from Channel Re as the Company acquired its equity ownership in the first quarter of 2004 (See Note 20).

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

20. Summarized Financial Information of ChannelRe Holdings Ltd. and Other Reclassification

ChannelRe Holdings Ltd.

Subsequent to the issuance of the December 31, 2005 financial statements, the Company’s Management determined that summarized financial information should be presented for its investment in ChannelRe Holdings Ltd., which is accounted for using the equity method. The following tables provide summarized financial information for ChannelRe Holdings for 2005 and 2004. As the Company calculates its share of ChannelRe Holdings on a one-quarter lag, the 2005 period includes summarized financial information for the period from October 1, 2004 to September 30, 2005 while the 2004 period includes summarized financial information for the period from February 12, 2004 (date of inception) to September 30, 2004. As ChannelRe Holdings has a financial year-end of December 31, this information is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	September 30, 2005	September 30, 2004
Total investments available for sale	$579	$504
Cash and cash equivalents	5	33
Deferred acquisition costs	48	49
Other assets	9	12

Total assets	$641	$598

Deferred premium revenue	$187	$189
Loss and loss adjustment expense reserves	14	4
Other liabilities	5	13

Total liabilities	206	206
Minority interest	121	109
Shareholders’ equity	314	283

Total liabilities, minority interest and shareholders’ equity	$641	$598

Income Statement Data (in millions of U.S. dollars):

	For the twelve months from October 1, 2004 to September 30, 2005	For the period from February 12, 2004 to September 30, 2004
Premiums earned	$64	$41
Net investment income	18	9

Total revenues	82	50

Losses incurred	10	4
Amortization of deferred acquisition costs	16	11
Other expense	9	5

Total expenses	35	20

Minority interest	(13)	(8)

Net income	$34	$22

There is diversity in practice among financial guarantee insurers and reinsurers with respect to their accounting policies for loss reserves. Current accounting literature does not specifically address the unique characteristics of financial guarantee insurance contracts. The Securities and Exchange Commission has held preliminary discussions with the financial guarantee industry and the Financial Accounting Standards Board (FASB) in 2005, and the industry is expecting final guidance by the end of 2006. Such final guidance may require ChannelRe and its financial guarantee peers to change some aspects of their respective loss reserving policies and the potential change could extend to premium and expense recognition. The Company cannot currently assess how the FASB and SEC Staff’s ultimate resolution of the issue will impact ChannelRe.

Other Reclassification

Separately, the Consolidated Balance Sheets have been revised to replace the total for investments and cash with a total for investments.

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

As discussed in Note 20, the financial statements have been restated.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
March 1, 2006 (June 30, 2006 as to Note 20)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, and after giving consideration to the restatement described in Note 20, the Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2005, the Company’s disclosure controls and procedures are effective.

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

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. That report appears on page 137.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 (June 30, 2006 as to Note 20) expressed an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 20 on those financial statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number

(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Schedules					X

	Schedule I—Consolidated Summary of Investments—as of December 31, 2005					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2005, 2004 and 2003					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2005, 2004 and 2003					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2005, 2004 and 2003					X

3.	Exhibits

Included on page 149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2006.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	June 30, 2006

/s/ ALBERT A. BENCHIMOL Albert A. Benchimol	Executive Vice President and Chief Financial Officer	June 30, 2006

/s/ LAURIE A. DESMET Laurie A. Desmet	Chief Accounting Officer (Principal Accounting Officer)	June 30, 2006

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	June 30, 2006

/s/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	June 30, 2006

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	June 30, 2006

/s/ JUDITH HANRATTY Judith Hanratty	Director	June 30, 2006

/s/ JAN H. HOLSBOER Jan H. Holsboer	Director	June 30, 2006

/s/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	June 30, 2006

/s/ RÉMY SAUTTER Rémy Sautter	Director	June 30, 2006

/s/ KEVIN M. TWOMEY Kevin M. Twomey	Director	June 30, 2006

/s/ JURGEN ZECH Jurgen Zech	Director	June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement described in Note 20 and to the Company’s change in method of accounting for Mandatorily Redeemable Preferred Securities and Trust Preferred Securities), and have issued our report thereon dated March 1, 2006 (June 30, 2006 as to Note 20). We have also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 1, 2006. Such reports are included elsewhere in this Form 10-K/A. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
March 1, 2006 (June 30, 2006 as to Note 20)

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

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2005	$281,919	$6,737,661	$1,124,400	$3,169,294	$2,766,761	$728,669	$1,484,565	$3,181,995
2004	301,662	5,766,629	1,184,814	3,327,575	2,179,680	765,737	1,378,706	3,448,668
2003	242,225	4,755,059	1,024,247	3,203,099	2,098,664	711,891	1,292,782	3,289,557

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.1	October 28, 1998	001-14536

2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.2	October 28, 1998	001-14536

2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.	8-K	2.3	October 28, 1998	001-14536

2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S.	10-Q	2.0	May 15, 2000	001-14536

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws.	10-Q	3.2	August 6, 2004	001-14536

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.2	Specimen of 7.9% Preferred Security Certificate of PartnerRe Capital Trust I.	8-K	99.5	November 28, 2001	001-14536

4.4	Form of Amended and Restated Trust Agreement of PartnerRe Capital Trust I.	S-3	4.13	October 26, 2001	333-72246

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August 23, 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August 23, 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536

10.4	Credit Agreement, dated June 17, 2004, among PartnerRe Ltd., various designated subsidiary borrowers various lending institutions and JP Morgan Chase Bank, as Administrative Agent.	10-Q	10.1	August 6, 2004	001-14536

10.4.1	First Amendment to the Credit Agreement dated as of January 26, 2005, among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions and JP Morgan Chase Bank.	10-K	10.4.1	March 10, 2005	001-14536

10.4.2	Amended Credit Agreement dated as of September 30, 2005, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	October 6, 2005	001-14536

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536

10.6	Loan Agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998.	10-K	10.19	March 30, 1999	001-14536

10.6.1	Loan Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.1	October 31, 2005	001-14536

10.6.2	Forward Sale Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.2	October 31, 2005	001-14536

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.9.1	2005 Employee Equity Plan, dated as of May 10, 2005.	8-K	10.1	May 16, 2005	001-14536

10.10	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.	10-Q	10.5	August 14, 2000	001-14536

10.10.1	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536

10.11	Swiss Share Purchase Plan effective June 3, 2002.	10-K	10.31	March 28, 2003	001-14536

10.12	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.	10-K	10.26	March 15, 2004	001-14536

10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.1	September 20, 2004	001-14536

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536

10.16.1	Form of Executive Restricted Shares Unit Award Agreement.	8-K	10.2	May 16, 2005	001-14536

10.16.2	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536

10.16.3	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536

10.16.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536

10.17	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536

10.17.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536

10.17.2	Board of Directors Compensation Program.	8-K	10.6	May 16, 2005	001-14536

10.18	Employment Agreement between PartnerRe Ltd. and Mark Pabst, dated as of July 16, 2001.	10-Q	10.1	August 14, 2001	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536

10.22.2	Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.2	March 10, 2005	001-14536

10.22.3	Restricted Stock Unit Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.3	March 10, 2005	001-14536

11.1	Statement Regarding Computation of Net (Loss) Income Per Common Share and Common Share Equivalents.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X
99	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd.					X