Form 10-Q
period 2006-06-30
PARTNERRE LTD
filed 2006-08-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14536

PartnerRe Ltd.

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State of incorporation)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke, HM08, Bermuda

(Address of principal executive offices) (Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

96 Pitts Bay Road, Pembroke, HM08, Bermuda

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of August 1, 2006 was 56,802,478.

PartnerRe Ltd.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005 and of shareholders’ equity and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006 (June 30, 2006 as to Note 20), we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph relating to the restatement described in Note 20. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
August 8, 2006

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	June 30, 2006	December 31, 2005
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2006, $6,901,912; 2005, $6,682,243)	$6,758,874	$6,686,822
Short-term investments, available for sale, at fair value (amortized cost: 2006, $271,027; 2005, $231,442)	270,485	230,933
Equities, available for sale, at fair value (cost: 2006, $995,508; 2005, $1,246,192)	1,059,029	1,334,374
Trading securities, at fair value (cost: 2006, $295,505; 2005, $210,432)	297,619	220,311
Other invested assets	98,321	104,920

Total investments	8,484,328	8,577,360
Cash and cash equivalents, at fair value, which approximates amortized cost	1,407,979	1,001,378
Accrued investment income	139,607	143,548
Reinsurance balances receivable	1,873,063	1,493,507
Reinsurance recoverable on paid and unpaid losses	196,539	217,948
Funds held by reinsured companies	988,127	970,614
Deferred acquisition costs	551,229	437,741
Deposit assets	302,598	289,459
Net tax assets	91,120	87,667
Goodwill	429,519	429,519
Other	87,291	95,389

Total assets	$14,551,400	$13,744,130

Liabilities
Unpaid losses and loss expenses	$6,802,291	$6,737,661
Policy benefits for life and annuity contracts	1,279,769	1,223,871
Unearned premiums	1,650,518	1,136,233
Reinsurance balances payable	135,621	127,607
Ceded premiums payable	21,417	25,110
Funds held under reinsurance treaties	20,395	18,910
Deposit liabilities	348,951	333,820
Net payable for securities purchased	123,962	93,318
Accounts payable, accrued expenses and other	132,518	128,627
Long-term debt	620,000	620,000
Debt related to trust preferred securities	206,186	206,186

Total liabilities	11,341,628	10,651,343

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2006, 56,799,778; 2005, 56,730,195)	56,800	56,730
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 11,600,000; aggregate liquidation preference: 2006 and 2005, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 9,200,000; aggregate liquidation preference: 2006 and 2005, $230,000,000)	9,200	9,200
Additional paid-in capital	1,391,816	1,373,992
Deferred compensation	—	(107)
Accumulated other comprehensive (loss) income:
Net unrealized (losses) gains on investments (net of tax benefit (expense) amounting to: 2006, $11,439; 2005, ($13,639))	(71,711)	77,049
Currency translation adjustment	52,209	12,614
Retained earnings	1,759,858	1,551,709

Total shareholders’ equity	3,209,772	3,092,787

Total liabilities and shareholders’ equity	$14,551,400	$13,744,130

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Revenues
Gross premiums written	$817,610	$767,457	$2,190,456	$2,213,393

Net premiums written	$815,893	$763,855	$2,160,497	$2,178,724
Decrease (increase) in unearned premiums	43,070	116,404	(468,713)	(402,053)

Net premiums earned	858,963	880,259	1,691,784	1,776,671
Net investment income	108,320	90,224	208,272	177,077
Net realized investment (losses) gains	(58,928)	55,588	(3,830)	92,970
Other income (loss)	12,704	(1,143)	20,460	11,659

Total revenues	921,059	1,024,928	1,916,686	2,058,377

Expenses
Losses and loss expenses and life policy benefits	541,377	546,171	1,040,195	1,160,036
Acquisition costs	199,425	203,426	398,682	413,351
Other operating expenses	76,482	74,500	150,912	147,190
Interest expense	13,200	7,363	25,921	14,691
Net foreign exchange losses	4,116	2,456	7,462	2,442

Total expenses	834,600	833,916	1,623,172	1,737,710

Income before taxes and interest in earnings of equity investments	86,459	191,012	293,514	320,667
Income tax expense	11,845	33,497	27,976	54,289
Interest in earnings of equity investments	2,917	2,394	5,236	4,946

Net income	$77,531	$159,909	$270,774	$271,324
Preferred dividends	8,631	8,631	17,263	17,263

Net income available to common shareholders	$68,900	$151,278	$253,511	$254,061

Comprehensive income, net of tax
Net income	$77,531	$159,909	$270,774	$271,324
Change in net unrealized gains or losses on investments	(56,710)	82,481	(148,760)	(8,317)
Change in currency translation adjustment	29,870	(35,308)	39,595	(60,742)

Comprehensive income	$50,691	$207,082	$161,609	$202,265

Per share data
Net income per common share:
Basic net income	$1.21	$2.76	$4.47	$4.63
Diluted net income	$1.20	$2.72	$4.40	$4.56
Weighted average number of common shares outstanding	56,763.5	54,791.5	56,748.6	54,873.6
Weighted average number of common and common share equivalents outstanding	57,656.0	55,698.7	57,628.6	55,764.5
Dividends declared per common share	$0.40	$0.38	$0.80	$0.76

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized (losses) gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2005	$56,730	$20,800	$1,373,992	$(107)	$77,049	$12,614	$1,551,709	$3,092,787
Issue of common shares	70	—	17,824	—	—	—	—	17,894
Amortization of deferred compensation	—	—	—	107	—	—	—	107
Net unrealized losses on investments	—	—	—	—	(148,760)	—	—	(148,760)
Currency translation adjustment	—	—	—	—	—	39,595	—	39,595
Net income	—	—	—	—	—	—	270,774	270,774
Dividends on common shares	—	—	—	—	—	—	(45,362)	(45,362)
Dividends on preferred shares	—	—	—	—	—	—	(17,263)	(17,263)

Balance at June 30, 2006	$56,800	$20,800	$1,391,816	$—	$(71,711)	$52,209	$1,759,858	$3,209,772

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains (losses) on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2004	$54,854	$20,800	$1,288,292	$(199)	$194,575	$72,510	$1,721,032	$3,351,864
Issue of common shares	426	—	24,420	—	—	—	—	24,846
Repurchase of common shares	(637)	—	(37,803)	—	—	—	—	(38,440)
Amortization of deferred compensation	—	—	—	46	—	—	—	46
Net unrealized losses on investments	—	—	—	—	(8,317)	—	—	(8,317)
Currency translation adjustment	—	—	—	—	—	(60,742)	—	(60,742)
Net income	—	—	—	—	—	—	271,324	271,324
Dividends on common shares	—	—	—	—	—	—	(41,629)	(41,629)
Dividends on preferred shares	—	—	—	—	—	—	(17,263)	(17,263)

Balance at June 30, 2005	$54,643	$20,800	$1,274,909	$(153)	$186,258	$11,768	$1,933,464	$3,481,689

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Cash Flows from Operating Activities
Net income	$270,774	$271,324
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	15,941	23,264
Net realized investment losses (gains)	3,830	(92,970)
Changes in:
Unearned premiums	468,713	402,053
Net reinsurance balances	(327,949)	(315,460)
Unpaid losses and loss expenses including life policy benefits	(88,598)	331,061
Net tax assets	21,752	45,322
Other changes in operating assets and liabilities	9,021	(74,795)
Net (purchases) sales of trading securities	(69,281)	10,055
Other, net	7,600	2,324

Net cash provided by operating activities	311,803	602,178

Cash Flows from Investing Activities
Sales of fixed maturities	1,418,577	2,519,685
Redemptions of fixed maturities	339,677	402,303
Purchases of fixed maturities	(1,897,256)	(2,672,218)
Sales of short-term investments	20,007	101,748
Redemptions of short-term investments	79,491	9,827
Purchases of short-term investments	(128,523)	(254,650)
Sales of equities	8,385,666	1,800,634
Purchases of equities	(8,073,219)	(1,815,235)
Other, net	9,812	(7,169)

Net cash provided by investing activities	154,232	84,925

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(62,625)	(59,556)
Net issue (repurchase) of common shares	3,361	(20,458)
Contract fees on forward sale agreement	(4,756)	—

Net cash used in financing activities	(64,020)	(80,014)

Effect of foreign exchange rate changes on cash	4,586	(7,236)

Increase in cash and cash equivalents	406,601	599,853
Cash and cash equivalents – beginning of period	1,001,378	436,003

Cash and cash equivalents – end of period	$1,407,979	$1,035,856

Supplemental cash flow information:
Net taxes paid	$(6,445)	$(9,030)
Interest paid	$(25,263)	$(14,606)

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

2. Significant Accounting Policies

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions on Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (VIEs). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46R). The Company consolidates the VIE if the Company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns. Entities in which the Company has an ownership of more than 20% or less than 50% of the voting shares are accounted for using the equity method. Intercompany accounts and transactions have been eliminated. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

3. Share-Based Compensation

The Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS 148), in 2003 and elected to use the prospective transition method as described in SFAS 123, which resulted in the expensing of options granted subsequent to January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective method. Under both SFAS 123 and SFAS 123R, the fair value of the compensation cost is measured at grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. SFAS 123R, however, requires that forfeiture benefits be estimated at the time of grant and incorporated in the determination of share-based compensation costs. For awards issued prior to the adoption of SFAS 123R, forfeiture benefits are recognized when employees leave the Company. SFAS 123R also differs from SFAS 123 in that it requires that awards granted to employees who are eligible for retirement and do not have to provide additional services be expensed at the date of grant. Awards granted to employees prior to the adoption of SFAS 123R continue to be amortized over the stated service period of the award and accelerated if the employee retires prior to the end of the service period.

During the first six months of 2006 and 2005, the Company’s stock compensation expense was $12.0 million with a related tax benefit of $0.7 million and $7.6 million with no related tax benefit, respectively. The adoption of SFAS 123R resulted in additional compensation expense for the Company for the first six months of 2006 of $1.2 million, or approximately $0.02 per basic and diluted share.

Employee Equity Plan

The PartnerRe Ltd. 2005 Employee Equity Plan (the EEP), which is shareholder-approved, permits the grant of stock options, restricted shares (RS), restricted share units (RSU), stock appreciation rights (SAR) or other share-based awards to employees of the Company. Currently, the plan permits the grant of up to 2.2 million shares, of which a total of 750,000 shares can be issued as either RS or RSU. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the Participant will be counted against the EEP’s authorized shares. If an outstanding award under the Company’s predecessor equity plans is cancelled or forfeited without the delivery of the number of shares underlying such award, such undelivered shares will also be available for issuance under the EEP in addition to all other shares authorized for issuance. The number of shares that may be added back to the plan from net share settlement of share appreciation rights and options is capped at 400,000 shares over the life of the plan. Under the EEP, the exercise price of the award will not be less than the market value of the award at the time of grant. Awards issued under the EEP generally vest over 3 years of continuous service, either ratably or with a cliff-vest provision, are expensed ratably over the vesting period and have a ten-year contractual term.

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

Non-Employee Directors’ Stock Plan

The Non-Employee Directors’ Stock Plan (Directors’ Stock Plan), which is shareholder-approved, permits the grant of up to 0.5 million stock options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the stock options will be equivalent to the market value of the stock options at the time of grant. Awards issued under the Directors’ Stock Plan generally vest at the time of grant, are expensed immediately and have a ten year contractual term.

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

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of stock options or the conversion of RSU and SAR into shares.

Stock Options

In the first six months of 2006 the Company issued 71,870 stock options with a weighted average grant-date fair value of $14.86. In the first six months of 2005 the Company issued 460,019 stock options with a weighted average grant-date fair value of $17.14. In the first six months of 2006 and 2005, 36,133 stock options with a total grant-date value of $0.5 million, and 389,469 stock options with a total grant-date value of $5.0 million were exercised, respectively. The Company received $1.8 million and $16.4 million, respectively, from stock option exercises in the first six-months of 2006 and 2005. The activity related to the Company’s stock options issued under all plans for the three-month and six-month periods ended June 30, 2006 was as follows:

	For the three months ended June 30, 2006		For the six months ended June 30, 2006
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,321,714	$52.81	3,323,006	$52.79
Granted	71,870	63.21	71,870	63.21
Exercised	(34,841)	48.09	(36,133)	48.87
Forfeited	(6,141)	58.43	(6,141)	58.43
Expired	(2,880)	53.73	(2,880)	53.73

Outstanding at end of period	3,349,722	$53.05	3,349,722	$53.05
Ending vested options and options expected to vest			3,348,652	$53.05
Options exercisable at end of period			2,662,646	$51.73

The aggregate intrinsic value and weighted average remaining contractual term of stock options vested and expected to vest were $36.8 million and 6.4 years, respectively, at June 30, 2006. The aggregate intrinsic value and weighted average remaining contractual term of stock options exercisable at June 30, 2006 were $32.8 million and 6.1 years, respectively.

The Company valued stock-options issued under all plans with a Black-Scholes valuation model and used the following assumptions:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Weighted average assumptions used:
Expected life	6 years	7 years	6 years	7 years
Risk-free interest rate	5.0%	4.2%	5.0%	4.1%
Expected volatility	22.5%	25.0%	22.5%	25.0%
Dividend yield	2.6%	2%	2.6%	2%

Prior to the adoption of SFAS 123R on January 1, 2006, the Company used historical experience to determine the expected life of stock options; an expected volatility equivalent to the historical volatility of the Company’s common shares since inception of the Company; a risk-free interest rate based on the market yield of U.S securities with maturities equivalent to the expected life of the Company’s stock options; and a dividend yield reflecting the inception-to-date average dividend yield of the Company. Since January 1, 2006, the Company has used the simplified method for vanilla options under Staff Accounting Bulletin No. 107 (SAB 107) to determine the expected life of options. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s options. The risk-free interest rate is based on the market yield of U.S securities with maturities equivalent to the expected life of the Company’s options. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s options.

Restricted Share Units (RSU)

The Company values RSU issued under all plans at the fair market value of its common shares at the time of grant. In the first six months of 2006, the Company issued 104,112 RSU with a weighted average grant date fair value of $61.12 per RSU and in the same period of 2005, the Company issued 213,993 RSU with a weighted average grant date fair value of $62.82.

The activity related to the Company’s RSU for the three-month and six-month periods ended June 30, 2006 was as follows:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
RSU unvested and unreleased at beginning of period	392,021	294,174
Granted	5,530	104,112
Vested	—	(495)
Forfeited	(2,030)	(2,270)

RSU unvested and unreleased at end of period (1)	395,521	395,521

(1)	Of the 395,521 RSU outstanding at June 30, 2006, 75,362 RSU were vested but were not released to the employees for conversion into share, as these RSU are subject to a 5 year block from the grant date.

Stock Appreciation Rights (SAR)

The Company issued SAR for the first time in the first quarter of 2006 and issued no SAR in the second quarter. The Company issued 155,270 SAR with a weighted average grant-date fair value of $14.31. No SAR were exercised, vested or forfeited during the first six-months of 2006.

The Company valued SAR issued under all plans with a Black-Scholes valuation model and used the following assumptions:

For the six months ended June 30, 2006
Weighted average assumptions used:
Expected life	6 years
Risk-free interest rate	4.6%
Expected volatility	23.4%
Dividend yield	2.6%

The Company used the simplified method for vanilla options under SAB 107 to determine the expected life of SAR. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s SAR. The risk-free interest rate is based on the market yield of U.S securities with maturities equivalent to the expected life of the Company’s SAR. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s SAR.

Pro Forma Information

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding share-based compensation issued (in thousands of U.S. dollars, except per share data):

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income available to common shareholders:
As reported	$151,278	$254,061
Add: Stock-related compensation expense included in net income as reported	2,337	4,491
Less: Total stock-related compensation expense determined under fair value method for all grants	3,070	6,517

Pro forma	$150,545	$252,035

Net income per common share:
Basic
As reported	$2.76	$4.63
Pro forma	$2.75	$4.59
Diluted
As reported	$2.72	$4.56
Pro forma	$2.70	$4.52

4. Computation of Net Income per Common and Common Share Equivalents

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Basic net income per ordinary share:
Net income	$77,531	$159,909	$270,774	$271,324
Less: preferred dividends	8,631	8,631	17,263	17,263

Net income available to common shareholders	$68,900	$151,278	$253,511	$254,061

Weighted average number of common shares outstanding	56,763.5	54,791.5	56,748.6	54,873.6

Basic net income per share	$1.21	$2.76	$4.47	$4.63

Diluted net income per ordinary share:
Net income	$77,531	$159,909	$270,774	$271,324
Less: preferred dividends	8,631	8,631	17,263	17,263

Net income available to common shareholders	$68,900	$151,278	$253,511	$254,061

Weighted average number of common shares outstanding - basic	56,763.5	54,791.5	56,748.6	54,873.6
Stock options and other	892.5	907.2	880.0	890.9

Weighted average number of common and common share equivalents outstanding - diluted	57,656.0	55,698.7	57,628.6	55,764.5

Diluted net income per share	$1.20	$2.72	$4.40	$4.56

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

As of June 30, 2006, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While Management does not expect any of this will have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

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

The Company adopted these new pronouncements on January 1 for its other-than-temporary impairment analysis conducted in the period beginning January 1, 2006. The adoption of these new pronouncements did not have a significant impact on the consolidated equity or net income of the Company.

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. It permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective in periods that begin after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155, if any, on its consolidated equity or net income.

FIN 48

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 and the impact on its consolidated equity or net income.

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

The U.S. P&C sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The ART segment includes structured risk transfer, principal finance, weather-related products and strategic investments, which includes the Company’s share of Channel Re’s net income. The Life segment includes life, health and annuity lines of business.

Because the Company does not manage its assets by segment, investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life and ART products, investment income is considered in Management’s assessment of the profitability of the Life and ART segments. The following items are not considered in evaluating the results of each segment: net realized investment gains or losses, interest expense, net foreign exchange gains or losses, income tax expense or benefit and preferred share dividends. Segment results are shown net of intercompany transactions.

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio. Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the ART segment on the basis of the underwriting result, which includes revenues from net premiums earned, other income and net investment income for ART, and expenses from losses and loss expenses, acquisition costs and other operating expenses. The Company’s share of Channel Re’s net income is part of the ART segment and is presented on the interest in earnings of equity investments line. Management measures results for the Life segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned and allocated net investment income, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.

The following tables provide a summary of the segment revenues and results for the three-month and six-month periods ended June 30, 2006 and 2005 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$170	$128	$408	$706	$7	$105	$—	$818
Net premiums written	$170	$127	$409	$706	$7	$103	$—	$816
Decrease (increase) in unearned premiums	35	54	(51)	38	1	4	—	43

Net premiums earned	$205	$181	$358	$744	$8	$107	$—	$859
Losses and loss expenses and life policy benefits	(170)	(95)	(192)	(457)	(3)	(82)	—	(542)
Acquisition costs	(48)	(48)	(70)	(166)	(1)	(32)	—	(199)

Technical result	$(13)	$38	$96	$121	$4	$(7)	$—	$118
Other income	n/a	n/a	n/a	—	13	—	—	13
Other operating expenses	n/a	n/a	n/a	(48)	(5)	(7)	(16)	(76)

Underwriting result	n/a	n/a	n/a	$73	$12	$(14)	n/a	$55
Net investment income	n/a	n/a	n/a	n/a	—	13	95	108

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$(1)	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(59)	(59)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(4)	(4)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(12)	(12)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	3	n/a	n/a	3

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$78

Loss ratio(2)	83.0%	52.3%	53.7%	61.4%
Acquisition ratio(3)	23.3	26.9	19.5	22.4

Technical ratio(4)	106.3%	79.2%	73.2%	83.8%
Other operating expense ratio(5)				6.5

Combined ratio(6)				90.3%

(A)	The Company reports the results of Channel Re on a one-quarter lag. The 2006 and 2005 periods include the Company’s share of Channel Re’s net income in the amount of $2.8 million and $2.3 million, respectively.
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended June 30, 2005

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$150	$156	$345	$651	$7	$109	$—	$767
Net premiums written	$150	$157	$344	$651	$7	$106	$—	$764
Decrease (increase) in unearned premiums	51	58	6	115	(4)	5	—	116

Net premiums earned	$201	$215	$350	$766	$3	$111	$—	$880
Losses and loss expenses and life policy benefits	(142)	(157)	(166)	(465)	—	(81)	—	(546)
Acquisition costs	(48)	(51)	(71)	(170)	—	(33)	—	(203)

Technical result	$11	$7	$113	$131	$3	$(3)	$—	$131
Other loss	n/a	n/a	n/a	—	(1)	—	—	(1)
Other operating expenses	n/a	n/a	n/a	(49)	(4)	(6)	(16)	(75)

Underwriting result	n/a	n/a	n/a	$82	$(2)	$(9)	n/a	$55
Net investment income	n/a	n/a	n/a	n/a	—	13	77	90

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$4	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	56	56
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(33)	(33)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$160

Loss ratio(2)	70.7%	73.0%	47.5%	60.7%
Acquisition ratio(3)	23.7	23.9	20.4	22.3

Technical ratio(4)	94.4%	96.9%	67.9%	83.0%

Other operating expense ratio(5)				6.4

Combined ratio(6)				89.4%

Segment Information

For the six months ended June 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$466	$493	$956	$1,915	$26	$249	$—	$2,190
Net premiums written	$466	$491	$936	$1,893	$25	$242	$—	$2,160
Increase in unearned premiums	(62)	(126)	(255)	(443)	(10)	(15)	—	(468)

Net premiums earned	$404	$365	$681	$1,450	$15	$227	$—	$1,692
Losses and loss expenses and life policy benefits	(313)	(232)	(319)	(864)	(7)	(169)	—	(1,040)
Acquisition costs	(99)	(99)	(133)	(331)	(2)	(66)	—	(399)

Technical result	$(8)	$34	$229	$255	$6	$(8)	$—	$253
Other income	n/a	n/a	n/a	—	20	—	—	20
Other operating expenses	n/a	n/a	n/a	(96)	(9)	(14)	(32)	(151)

Underwriting result	n/a	n/a	n/a	$159	$17	$(22)	n/a	$122
Net investment income	n/a	n/a	n/a	n/a	—	24	184	208

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$2	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(26)	(26)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(28)	(28)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	5	n/a	n/a	5

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$271

Loss ratio(2)	77.5%	63.7%	46.8%	59.6%
Acquisition ratio(3)	24.5	27.0	19.6	22.9

Technical ratio(4)	102.0%	90.7%	66.4%	82.5%
Other operating expense ratio(5)				6.6

Combined ratio(6)				89.1%

(A)	The Company reports the results of Channel Re on a one-quarter lag. The 2006 and 2005 periods include the Company’s share of Channel Re’s net income in the amount of $5.1 million and $4.8 million, respectively.

Segment Information

For the six months ended June 30, 2005

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$461	$589	$920	$1,970	$13	$230	$—	$2,213
Net premiums written	$462	$587	$895	$1,944	$13	$222	$—	$2,179
Increase in unearned premiums	(39)	(130)	(215)	(384)	(8)	(11)	—	(403)

Net premiums earned	$423	$457	$680	$1,560	$5	$211	$—	$1,776
Losses and loss expenses and life policy benefits	(304)	(308)	(386)	(998)	—	(162)	—	(1,160)
Acquisition costs	(102)	(113)	(141)	(356)	(1)	(56)	—	(413)

Technical result	$17	$36	$153	$206	$4	$(7)	$—	$203
Other income	n/a	n/a	n/a	—	12	—	—	12
Other operating expenses	n/a	n/a	n/a	(102)	(6)	(11)	(28)	(147)

Underwriting result	n/a	n/a	n/a	$104	$10	$(18)	n/a	$68
Net investment income	n/a	n/a	n/a	n/a	—	25	152	177

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$7	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	93	93
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(15)	(15)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(54)	(54)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	5	n/a	n/a	5

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$271

Loss ratio(2)	71.9%	67.4%	56.7%	63.9%
Acquisition ratio(3)	24.0	24.8	20.8	22.9

Technical ratio(4)	95.9%	92.2%	77.5%	86.8%

Other operating expense ratio(5)				6.5

Combined ratio(6)				93.3%

8. Summarized Financial Information of ChannelRe Holdings Ltd.

The following tables provide summarized financial information for ChannelRe Holdings for 2006 and 2005. As the Company reports its share of ChannelRe Holdings on a one-quarter lag, the results presented below included summarized financial information as follow:

•	The three-month periods include results from January 1 to March 31.

•	The six-months periods include results from October 1 to March 31.

As ChannelRe Holdings has a financial year-end of December 31, the results presented below, which combined quarterly information from two financial years, are not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	March 31, 2006	September 30, 2005
Total investments available for sale	$593	$579
Cash and cash equivalents	6	5
Deferred acquisition costs	46	48
Other assets	10	9

Total assets	$655	$641

Deferred premium revenue	$180	$187
Loss and loss adjustment expense reserves	17	14
Other liabilities	6	5

Total liabilities	203	206
Minority interest	128	121
Shareholders’ equity	324	314

Total liabilities, minority interest and shareholders’ equity	$655	$641

Income Statement Data (in millions of U.S. dollars):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the six months from October 1, 2005 to March 31, 2006	For the six months from October 1, 2004 to March 31, 2005
Premiums earned	$16	$16	$32	$32
Net investment income	6	4	11	8

Total revenues	22	20	43	40

Losses incurred	2	2	4	3
Amortization of deferred acquisition costs	4	4	8	8
Other expenses	2	3	6	5

Total expenses	8	9	18	16

Minority interest	(4)	(3)	(7)	(7)

Net income	$10	$8	$18	$17

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company operates on a global basis providing multi-line reinsurance to insurance companies. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength.

Reinsurance is by its nature a risk assumption business. The Company’s philosophy is to assume its clients’ risks, thereby removing their volatility associated with these risks, and then to manage those risks and risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed. The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events, and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a moderately greater degree of risk than the market average, actively managing its capital across its risk portfolio and over the duration of the cycle, transactional excellence, and achieving superior returns on invested assets in the context of a disciplined risk framework.

For an expanded discussion, see the Executive Overview in the Company’s 2005 Annual Report on Form 10-K/A.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income, Management uses four key financial measures to evaluate its financial performance as well as the overall growth in value generated for the Company’s common shareholders.

See the Key Financial Measures in the Company’s 2005 Annual Report on Form 10-K/A for a discussion of book value per share, the dividend policy, ROE and the combined ratio.

Other Key Issues of Management

The Company’s 2005 Annual Report on Form 10-K/A includes a discussion of Other Key Issues of Management. The following discussion updates and expands the Risk Management section included in that report.

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

The Company maintains a risk appetite moderately above the average of the reinsurance market because Management believes that this position offers the best potential for creating shareholder value at an acceptable risk level. Therefore, the most profitable products generally present the most volatility and potential downside risk. The Company manages that risk through diversification, and absolute limits on any one risk. The Company accepts that results on a quarterly basis may be volatile, however it seeks to protect itself from downside risk that can materially impair its balance sheet. The limits imposed represent the boundaries of risk tolerance and are based on the amount of capital that may be lost.

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

There are three areas of risk that the Company has currently identified as having the greatest potential for shock losses. These are catastrophe, reserving for casualty and other long-tail lines, and equity investment risk. The Company manages the risk of shock losses by setting limits on its tolerance for specific risks and on the amount of capital that it is willing to expose to such risks. The Company establishes limits to manage the absolute maximum foreseeable loss from any one event and considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business in such an event.

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

The Company manages and mitigates the reserve risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends. The Company establishes prudent reserving policies for determining carried reserves. These policies are systematic and Management endeavors to apply them consistently over time. See Critical Accounting Policies and Estimates - Losses and Loss Expenses and Life Policy Benefits below.

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

Critical Accounting Policies and Estimates

See the discussion of the Company’s Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K/A. The following discussion updates specific information related to the Company’s estimates for unpaid loss and loss expense reserves and life policy benefits since December 31, 2005.

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

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The losses on each treaty for every underwriting year are assigned to a reserving cell. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (accident year), or the calendar year for which financial results are reported. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g., reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid loss development methods, incurred loss development methods, paid Borhuetter Ferguson (B-F) methods, incurred B-F methods, loss ratio methods and Bektander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In the case of asbestos and environmental claims, the Company has established reserves for future loss and allocated loss expenses based on the results of periodic actuarial studies, which consider the underlying exposures of the Company’s cedants.

Often the selected best estimate is a blend of the results from two or more methods (e.g., weighted averages). Furthermore, the judgment as to which method(s) is most appropriate for a particular underwriting year and reserving cell could change over time as new information emerges regarding underlying loss activity and other data issues. See the Company’s 2005 Annual Report on Form 10K/A for a brief discussion of the strengths and weaknesses of the various standard actuarial techniques we use.

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

All of our critical assumptions can be thought of as key assumptions in the sense that they can have a material impact on the adequacy of our reserves. In general, the various actuarial techniques we use assume that loss reporting and payment patterns in the future can be estimated from past experience. To the extent that any of the above assumptions are not valid, future payment and reporting patterns could differ from historical experience. In practice, it is difficult to be precise on the effect of each assumption. However, due to a greater potential for estimation error, and thus greater volatility, our reserves may be more sensitive to the effects of deviations from assumptions (v), (vii) and (viii) than the other assumptions.

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

In general, the estimates of loss reserves recorded for short-tail business are subject to less volatility than those for long-tail lines. Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tail due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 70% of the net premiums written for this sub-segment, or 15% of the Company’s total net premiums written in the first six months of 2006. The remaining business within this sub-segment, property and motor, is considered to be short-tail. Within the Global (Non-U.S.) P&C sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tail. These two lines represented 27% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 6% of the Company’s total net premiums written in the first six months of 2006. Management considers the short-tail lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 67% of the net premiums written in this sub-segment, or 29% of the Company’s total net premiums written in the first six months of 2006. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 25% of this sub-segment’s net premiums written, or 11% of the Company’s total net premiums written in the first six months of 2006. Specialty casualty business is considered to be long-tail and represents 8% of net premiums written in this sub-segment, or 3% of the Company’s total net premiums written in the first six months of 2006.

In the second quarter of 2006 and 2005, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The components of the net favorable (adverse) loss development for the three months and six months ended June 30, 2006 and 2005 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

The following table summarizes the net favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Prior year favorable (adverse) loss development:
Non-life segment
U.S. P&C	$(18)	$1	$(19)	$(4)
Global (Non-U.S) P&C	47	19	47	47
Worldwide Specialty	33	46	102	88

Total prior year loss development	$62	$66	$130	$131

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded at June 30, 2006 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Retroceded loss reserves	Total net loss reserves recorded
U.S. P&C	$623	$100	$1,409	$2,132	$(14)	$2,118
Global (Non-U.S.) P&C	1,125	20	1,039	2,184	(45)	2,139
Worldwide Specialty	1,269	252	952	2,473	(100)	2,373

Total Non-life	$3,017	$372	$3,400	$6,789	$(159)	$6,630

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at June 30, 2006, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life loss reserves:
U.S. P&C	$2,118	$2,408	$1,712
Global (Non-U.S.) P&C	2,139	2,261	1,854
Worldwide Specialty	2,373	2,429	2,143

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Estimates of ultimate liabilities are contingent on many future events. The eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Loss reserves are established to cover the Company’s estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that it writes. Loss reserves do not represent an exact calculation of liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of June 30, 2006. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserve for unpaid losses and loss expenses for asbestos and environmental exposures has not changed significantly since December 31, 2005. (See Note 4 to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K/A.)

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

Results of Operations—for the Three Months and Six Months Ended June 30, 2006 and 2005

The following discussion of Results of Operations contains forward-looking statements made based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s 2005 Annual Report on Form 10-K/A for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the average exchange rates for each quarter. Assets and liabilities are converted to the functional currency at the exchange rates in effect at the balance sheet date. Financial statements expressed in functional currencies other than the U.S. dollar are translated to U.S. dollars using each quarter’s average exchange rate for the Statements of Operations and Cash Flows and the exchange rate in effect at the balance sheet date for the Balance Sheets. As a significant portion of the Company’s operations is performed in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.

The following tables, which provide foreign exchange rates for the principal currencies in which the Company transacts business, highlight that while the U.S. dollar strengthened, on average, against the euro and other currencies, except for the Canadian dollar, in the second quarter and first six months of 2006 compared to the same periods of 2005 (see first table), the U.S. dollar weakened against these currencies when we compare the balance sheet rates at June 30, 2006 with those at December 31, 2005 (see second table).

	Statements of operations and cash flows (average rates)
Exchange rate against U.S. dollar	Three months ended June 30, 2006 (A)	Three months ended June 30, 2005 (A)	% Change	Six months ended June 30, 2006 (B)	Six months ended June 30, 2005 (B)	% Change
Euro	1.2243	1.2968	(5.59)%	1.2084	1.3092	(7.70)%
British pound	1.7780	1.8920	(6.02)	1.7621	1.8955	(7.04)
Swiss franc	0.7814	0.8389	(6.85)	0.7752	0.8484	(8.63)
Japanese yen.	0.0086	0.0094	(8.16)	0.0086	0.0095	(10.09)
Canadian dollar	0.8756	0.8081	8.36	0.8695	0.8143	6.78

(A)	Obtained by arithmetic average of mid-month and month-end rates.
(B)	Obtained by arithmetic average of first and second quarter average rates.

	Balance sheets (end of period rates)
Exchange rate against U.S. dollar	At June 30, 2006	At December 31, 2005	% Change
Euro	1.2549	1.1843	5.96%
British pound	1.8161	1.7209	5.53
Swiss franc	0.8023	0.7600	5.55
Japanese yen.	0.0086	0.0085	1.33
Canadian dollar	0.8931	0.8580	4.09

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

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months and six months ended June 30, 2006 and 2005 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Net income	$78	(52)%	$160	$271	—	$271
Less: preferred dividends	9	—	9	17	—	17

Net income available to common shareholders	$69	(54)%	$151	$254	—	$254
Diluted net income per share	$1.20	(56)%	$2.72	$4.40	(4)%	$4.56

Three-month result

Net income, net income available to common shareholders and diluted net income per share for the second quarter have decreased compared to the same period of 2005, as a result of net realized investment losses incurred in the 2006 period. While the Company recorded pre-tax net realized investment gains of $56 million in the second quarter of 2005, pre-tax net realized investment losses amounted to $59 million in the second quarter of 2006, following a steady rise in interest rates during the 2006 period.

Six-month result

Net income and net income available to common shareholders for the first six months of 2006 are essentially flat compared to the same period of 2005. Diluted net income per share for the first six months of 2006 is lower than 2005 as a result of the Company’s issuance of common shares in the fourth quarter of 2005, which resulted in a higher number of common and common share equivalents outstanding at June 30, 2006.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, net investment income and other components of net income. Underwriting result consists of net premiums earned and other income less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings of equity investments.

The components of net income for the three months and six months ended June 30, 2006 and 2005 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Underwriting result:
Non-life	$73	(11)%	$82	$159	51%	$104
ART	12	NM	(2)	17	83	10
Life	(14)	63	(9)	(22)	14	(18)
Corporate expenses	(16)	2	(16)	(32)	14	(28)
Net investment income	108	20	90	208	18	177
Net realized investment (losses) gains	(59)	NM	56	(3)	NM	93
Interest expense	(13)	79	(7)	(26)	76	(15)
Net foreign exchange losses	(4)	68	(3)	(7)	206	(3)
Income tax expense	(12)	(65)	(33)	(28)	(48)	(54)
Interest in earnings of equity investments	3	22	2	5	6	5

Net income	$78	(52)	$160	$271	—	$271

NM:	not meaningful

Underwriting result is a measurement that the Company uses to manage and evaluate its segments and sub-segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income separately and in the aggregate. Underwriting result should not be considered a substitute for net income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

Three-month result

The underwriting result for the Non-life segment decreased by $9 million, from $82 million in 2005 to $73 million in 2006. The decrease was principally attributable to:

•	a decrease in the volume of business earned and normal fluctuations in profitability on the premiums earned in 2006 totaling approximately $6 million; and

•	a decrease in net favorable development on prior accident years of $4 million, from $66 million in 2005 to $62 million in 2006. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; offset by

•	reductions in other operating expenses of $1 million.

Underwriting result for the ART segment increased by $14 million, from a loss of $2 million in the second quarter of 2005 to a gain of $12 million in 2006. While all lines had positive results in the second quarter of 2006, the second quarter of 2005 included negative results for the weather business. The weather business, which incurred an other loss (composed of realized and unrealized gains or losses on derivative contracts) in the second quarter of 2005, had a strong result in the second quarter of 2006.

Underwriting result for the Life segment decreased from a loss of $9 million in the second quarter of 2005 to a loss of $14 million in 2006, due to net adverse reserve development in the longevity line in the second quarter of 2006.

Corporate expenses were flat in the second quarter of 2006 compared to 2005. Increases in operating expenses of approximately $1.2 million, resulting primarily from the adoption on January 1, 2006, of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), and annual increases in payroll costs were offset by lower accruals for consulting and compliance fees in the second quarter of 2006.

The Company reported net investment income of $108 million in the second quarter of 2006 compared to $90 million for the same period in 2005. The 20% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations, which totaled $742 million since June 30, 2005, and cash proceeds of $549 million from the Company’s capital raises in October 2005. The higher interest rates prevailing during the second quarter of 2006 for the U.S. dollar, euro and other currencies also contributed to the improvement in net investment income. This increase was partially offset by changes in average foreign exchange rates, which resulted in a decrease of net investment income of approximately 1%, as a result of the strengthening of the U.S. dollar against the euro and other currencies.

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. Net realized investment gains and losses decreased by $115 million, from a net gain of $56 million in the second quarter of 2005 to a net loss of $59 million for the same period in 2006, primarily as a result of losses in the Company’s fixed income and equity portfolios, including other-than-temporary impairments. Following a steady rise in interest rates during the second quarter of 2006, the majority of the Company’s fixed income investments decreased in value. The Company’s equity portfolio also experienced a decrease in value in the difficult capital market environment prevailing during the second quarter of 2006. As the Company repositioned its investment portfolio to take advantage of market conditions, it generated sales of securities that resulted in the realization of the unrealized market value depreciation on the securities. Although the depreciation in value of fixed income and equity securities during the second quarter of 2006 reduced the Company’s shareholder’s equity, the realization of the unrealized market value depreciation did not change the Company’s shareholders’ equity, as it merely transferred the loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Interest expense increased by $6 million in the second quarter of 2006 compared to the same period in 2005 due to the $400 million bank loan received by the Company in October 2005.

The income tax expense decreased by $21 million from $33 million in the second quarter of 2005 to $12 million for the same period in 2006. The decrease is primarily due to a) the decrease in net realized investment gains and losses discussed above; and b) the normal shifts in geography (or tax jurisdictions) of pre-tax income.

Six-month result

The underwriting result for the Non-life segment increased by $55 million, from $104 million in 2005 to $159 million in 2006. The increase was principally attributable to:

•	a decrease in the level of large catastrophic losses of $81 million (net of reinstatement premiums) in the first six months of 2006 for the Global (Non-U.S.) P&C sub-segment ($2 million) and the Worldwide Specialty sub-segment ($79 million);

•	reductions in other operating expenses of $6 million; partially offset by

•	a decrease of approximately $31 million resulting from the combination of the decrease in the volume of business earned, normal fluctuations in profitability and a modest decline in profitability on the premiums earned in 2006; and

•	a decrease of $1 million in net favorable development on prior accident years, from $131 million in 2005 to $130 million in 2006. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section.

Underwriting result for the ART segment increased by $7 million, from $10 million in the first six months of 2005 to $17 million in 2006. While all lines had positive results in the first six months of 2006 and 2005, the weather, structured risk transfer and principal finance businesses were more profitable in the 2006 period. The weather business experienced higher other income while the structured risk and principal finance businesses had a higher volume of business in the first six months of 2006.

Underwriting result for the Life segment decreased from a loss of $18 million in the first six months of 2005 to a loss of $22 million in 2006, due to net adverse reserve development in the longevity line in the first six months of 2006.

Corporate expenses increased by $4 million, from $28 million in the first six months of 2005 to $32 million in 2006. Increases in operating expenses of approximately $1.2 million, resulting primarily from the adoption on January 1, 2006, of SFAS 123R, the addition of staff in corporate departments and annual increases in payroll, were partially offset by lower accruals for consulting and compliance fees during the first six months of 2006.

The Company reported net investment income of $208 million in the first six months of 2006 compared to $177 million in 2005. The 18% increase in net investment income was primarily attributable to the same factors as those discussed in the three-month section above. This increase was partially offset by changes in average foreign exchange rates, which impeded growth in net investment income by approximately 2%, as a result of the strengthening of the U.S. dollar against the euro and other currencies.

Net realized investment gains and losses decreased by $96 million, from a net gain of $93 million in the first six months of 2005 to a net loss of $3 million for the same period in 2006, and reflected net realized investment losses from the Company’s fixed income securities, including other-than temporary impairments, and net realized investment gains from equity securities. Following a steady rise in interest rates during the first six months of 2006, the majority of the Company’s fixed income investments decreased in value. Although the Company’s equity portfolio also experienced a decrease in value in the difficult capital market environment prevailing during the second quarter of 2006, the equity portfolio benefited from a favorable environment during the first quarter of 2006 and generated net realized gains for the six months ended June 30, 2006. As the Company repositioned its investment portfolio to take advantage of market conditions, it generated sales of securities that resulted in the realization of the unrealized market value appreciation or depreciation on the securities.

Interest expense increased by $11 million in the first six months of 2006 compared to the same period in 2005 due to the $400 million bank loan received by the Company in October 2005.

The foreign exchange loss increased by $4 million, from a loss of $3 million in the first six months of 2005 to a loss of $7 million in 2006. The Company hedges a significant portion of its currency risk exposure, as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The increase in the foreign exchange loss during the first six months of 2006 compared to the same period in 2005 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which increased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates, which are used to revalue the balance sheet, and the average foreign exchange rates, which are used to revalue the income statement.

The income tax expense decreased by $26 million from $54 million in the first six months of 2005 to $28 million for the same period in 2006. The decrease in income tax expense is primarily due to the same factors as those discussed in the three-month period above.

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

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average foreign exchange rates for each period. The U.S. dollar fluctuated against the euro and other currencies in the second quarter and first six months of 2006 compared to the same periods in 2005 and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. casualty line, which represented approximately 79% and 70% of net premiums written in this sub-segment in the second quarter and first six months of 2006, respectively. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Gross premiums written	$170	13%	$150	$466	1%	$461
Net premiums written	170	13	150	466	1	462
Net premiums earned	$205	2	$201	$404	(4)	$423
Losses and loss expenses	(170)	20	(142)	(313)	3	(304)
Acquisition costs	(48)	—	(48)	(99)	(2)	(102)

Technical result(1)	$(13)	NM	$11	$(8)	NM	$17

Loss ratio(2)	83.0%		70.7%	77.5%		71.9%
Acquisition ratio(3)	23.3		23.7	24.5		24.0

Technical ratio(4)	106.3%		94.4%	102.0%		95.9%

NM:	not meaningful
(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 21% and 22% of total net premiums written in the second quarter and first six months of 2006, respectively.

Three-month result

The increase in gross and net premiums written in the second quarter of 2006 resulted principally from two sources, with each source accounting for approximately half of the increase. First, the Company observed a shift from the non-deposit premium basis to the minimum deposit premium basis in the second quarter of 2006. Treaties written on the minimum deposit basis provide the minimum premiums written amount that cedants will cede to the Company, and that amount of net premiums written is recorded in full upon inception of the treaty. In contrast, treaties written on a non-deposit basis result in the recording of an amount of premiums written commensurate with the risk period elapsed. Whether or not a treaty is

U.S. P&C (continued)

written on a minimum deposit basis has no impact on net premiums earned, as in both cases premiums are earned on a basis that is consistent with the risks covered under the terms of the treaty. Second, there were timing differences in the renewal of contracts for certain casualty treaties, whereby net premiums written for these treaties were renewed in the second quarter in 2006 versus the first or third quarter in 2005.

While there were noticeable differences in market conditions by line of business in this sub-segment, the market continued to provide profitable opportunities due to generally flat pricing in the casualty and motor lines. The property line was the line most affected by the 2005 hurricanes, and catastrophe-exposed business benefited from improvements in pricing and terms and conditions during the April 1, 2006 renewals, despite increased but rational competition. Short-tail lines not exposed to catastrophes continued to see significant competition. Notwithstanding the sustained competition prevailing in this sub-segment, as well as the higher risk retention by cedants, the Company was able to pursue business that met its profitability objectives.

Six-month result

While gross and net premiums written were nearly flat in the first six months of 2006 compared to 2005, net premiums earned decreased by 4% principally from two causes. First, cedants reported more downward adjustments in the first six months of 2006 than in the same period in 2005. Second, the Company has written less business in 2004 and 2005 than in 2003 for the motor line and this resulted in a decrease in net premiums earned during the 2006 period compared to 2005. Although the Company has increased the volume of business written in this line during 2006, the effect on net premiums earned will be recorded mostly in 2006 and 2007.

The Company observed similar market conditions for the first six months of 2006 to those described above for the three- month period.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the second quarters of 2006 and 2005 reflected no significant catastrophic or individually significant loss for either period. The 2006 losses and loss expenses and loss ratio reflect net adverse loss development on prior accident years in the amount of $18 million, or 8.7 points on the loss ratio. The net adverse loss development of $18 million included net adverse loss development for prior accident years in all lines and included $10 million in the property line related to the 2005 hurricanes Katrina, Rita and Wilma. In addition to the net adverse loss development on the 2005 hurricanes, the Company experienced loss deterioration in business written in prior underwriting years primarily in the casualty line, driven by loss activity in excess of expectations. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss estimates for these treaties, which had the net effect of increasing prior year loss estimates for this sub-segment.

The 2005 losses and loss expenses and loss ratio reflected modest net favorable loss developments on prior accident years in the amount of $1 million, or less than 1 point on the loss ratio. The net favorable loss development of $1 million in the second quarter of 2005 included net adverse loss development for prior accident years in the casualty line of $10 million and net favorable loss development in the shorter-tailed property and motor lines of $11 million.

The increase of $28 million in losses and loss expenses from the second quarter of 2005 to 2006 included:

•	an increase of $19 million in net adverse prior year development; and

•	an increase in losses and loss expenses of approximately $9 million resulting from a combination of the modest increase in book of business and exposure, as evidenced by the increase in net premiums earned, and lower profitability on the business written in 2006 and 2005 that was earned in the second quarter of 2006.

U.S. P&C (continued)

Six-month result

The losses and loss expenses and loss ratio reported in the first six months of 2006 and 2005 reflected no significant catastrophic or individually significant loss for either period. The 2006 losses and loss expenses and loss ratio reflect net adverse loss development on prior accident years in the amount of $19 million, or 4.6 points on the loss ratio and included net adverse loss development in all lines. The property line included $21 million related to the 2005 hurricanes Katrina, Rita and Wilma and net favorable development on other losses. In addition to the net adverse loss development on the 2005 hurricanes, the Company experienced loss deterioration in business written in prior underwriting years primarily in the casualty line, driven by loss activity in excess of expectations. Based on the Company’s assessment of this loss information, the Company has increased its expected ultimate loss estimates relating to these treaties, which had the net effect of increasing prior year loss estimates for this sub-segment.

The 2005 losses and loss expenses and loss ratio reflected net adverse loss developments on prior accident years in the amount of $4 million, or 1.0 point on the loss ratio. The net adverse loss development of $4 million in the first six months of 2005 included net adverse loss development for prior accident years in the casualty line of $17 million and net favorable loss development in the shorter-tailed property and motor lines of $13 million.

The increase of $9 million in losses and loss expenses from the first six months of 2005 to 2006 included:

•	an increase of $15 million in net adverse prior year development; and

•	a decrease in losses and loss expenses of approximately $6 million resulting from a combination of the modest decrease in book of business and exposure, as evidenced by the decrease in net premiums earned. This decrease was partially offset by an increase in losses and loss expenses resulting from lower profitability on the business written in 2005 and 2006 that was earned in the first six months of 2006.

Acquisition costs and acquisition ratio

Three-month and six-month result

The acquisition costs and acquisition ratio were nearly flat for the second quarters of 2006 and 2005 as well as the first six months for each of these years, which was consistent with the modest fluctuations in net premiums earned for these periods.

Technical result and technical ratio

Three-month result

The decrease of $24 million in technical result and the corresponding increase in the technical ratio from the second quarter of 2005 to 2006 were primarily attributable to the increase in net adverse prior year development of $19 million and a reduction of approximately $5 million in profitability resulting from the lower profitability of the business written in 2006 and 2005 that was earned during the second quarter of 2006.

Six-month result

The decrease of $25 million in technical result and the corresponding increase in the technical ratio from the first six months of 2005 to 2006 were primarily explained by the increase in net adverse prior year development of $15 million and a reduction of approximately $10 million in profitability resulting from the lower profitability of the business written in 2006 and 2005 that was earned during the first six months of 2006.

2006 Outlook

During the 2006 renewals, the Company saw that pricing and terms and conditions remained strong on lines exposed to the 2005 hurricanes, while short-tail non-catastrophe exposed property lines remained highly competitive. The casualty lines experienced consistent and rational competition, and the Company expects to continue to pursue business that meets its profitability objectives. Considering the overall pricing indications and information received from cedants and brokers during the 2006 renewals, the timing of renewal of certain casualty treaties and Management’s decision to allocate more capacity to U.S. property lines experiencing strong pricing in 2006, Management believes that this sub-segment’s annual gross and net premiums written as well as net premiums earned will grow in 2006.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented 87% and 73% of net premiums written for this sub-segment in the second quarter and first six months of 2006, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment. The following table provides the components of the technical result and their corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Gross premiums written	$128	(18)%	$156	$493	(16)%	$589
Net premiums written	127	(19)	157	491	(16)	587
Net premiums earned	$181	(16)	$215	$365	(20)	$457
Losses and loss expenses	(95)	(40)	(157)	(232)	(25)	(308)
Acquisition costs	(48)	(5)	(51)	(99)	(13)	(113)

Technical result	$38	>100	$7	$34	(5)	$36

Loss ratio	52.3%		73.0%	63.7%		67.4%
Acquisition ratio	26.9		23.9	27.0		24.8

Technical ratio	79.2%		96.9%	90.7%		92.2%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 16% and 23%, of total net premiums written for the second quarter and first six months of 2006, respectively.

Three-month result

The decline in gross and net premiums written and net premiums earned in 2006 resulted from all lines of business in this sub-segment, with the largest decrease coming from the motor line. Increased competition and increased risk retention by cedants are the principal reasons for the decrease in premium volume and exposure in this sub-segment. The strengthening of the U.S. dollar in the second quarter of 2006 compared to the same period in 2005 contributed to the decrease in net premiums written in this sub-segment, as the U.S. dollar strengthened on average during 2006 compared to 2005, and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the negative contribution of foreign exchange, net premiums written would have declined by 17%.

Six-month result

The decline in gross and net premiums written and net premiums earned in 2006 resulted from all lines of business in this sub-segment, with the largest decrease coming from the motor line. The market conditions described in the three-month period above applied to the six-month period. The Company has remained selective in an increasingly competitive environment and has chosen to retain only that business that met its profitability objectives rather than focusing on premium volume. The strengthening of the U.S. dollar in the first six months of 2006 compared to the same period in 2005 also contributed to the decrease in net premiums written in this sub-segment. Without the negative contribution of foreign exchange, net premiums written would have declined by 11%.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the second quarter of 2006 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $47 million, or 25.4 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment, as evidenced by the decrease in net premiums earned during the second quarter of 2006. The net favorable loss development of $47 million included net favorable development in all lines and

Global (Non-U.S.) P&C (continued)

resulted from a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business, as losses reported by cedants during the second quarter of 2006 for prior accident years, and for treaties where the risk period expired, were lower than the Company expected.

The losses and loss expenses and loss ratio reported in the second quarter of 2005 reflected net favorable loss development of $19 million, or 8.5 points on the loss ratio. In the second quarter of 2005, the net favorable loss development of $19 million included net favorable loss development of $22 million for prior accident years in the property and casualty lines and net adverse loss development of $3 million in the motor line.

The decrease of $62 million in losses and loss expenses from the second quarter of 2005 to 2006 included:

•	an increase of $28 million in net favorable prior year development; and

•	a decrease in losses and loss expenses of approximately $34 million resulting from the combination of the decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned, and normal fluctuations in profitability between periods.

Six-month result

The losses and loss expenses and loss ratio reported in the first six months of 2006 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $47 million, or 12.7 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned during the first six months of 2006. The net favorable loss development of $47 million included net favorable development of $48 million in the property and casualty lines and net adverse development of $1 million in the motor line. The net favorable loss development of $47 million occurred during the second quarter of 2006, as described in the three-month section above.

The losses and loss expenses and loss ratio reported in the first six months of 2005 reflected a) losses of $2 million related to European winterstorm Erwin, or 0.4 points on the loss ratio; and b) net favorable loss development of $47 million, or 10.2 points on the loss ratio. In the first six months of 2005, the net favorable loss development of $47 million included favorable loss development of $51 million for prior accident years in the property and casualty lines and adverse loss development of $4 million in the motor line.

The decrease of $76 million, or 25%, in losses and loss expenses from the first six months of 2005 to 2006 resulted principally from the decrease in the book of business and exposure, as evidenced by the 20% decrease in net premiums earned in 2006, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month and six-month result

The decrease in acquisition costs in the 2006 periods compared to 2005 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the 20% decrease in net premiums earned, while the increase in the acquisition ratio in the 2006 periods resulted from increased competition in this sub-segment.

Technical result and technical ratio

Three-month result

The increase of $31 million in technical result and decrease in technical ratio from the second quarter of 2005 to 2006 were primarily explained by the increase of $28 million in net favorable prior year development and normal fluctuations in profitability of approximately $3 million between periods.

Global (Non-U.S.) P&C (continued)

Six-month result

The decrease of $2 million in technical result from the first six months of 2005 to 2006 was primarily explained by a reduction in the book of business and exposure, as evidenced by the decrease in net premiums earned, combined with normal fluctuations in profitability between periods. The decrease in technical ratio reflected the normal fluctuations in profitability on the book of business for this sub-segment.

2006 Outlook

During the 2006 renewals, the Company observed a continuation of the trend by cedants to increase their retentions and reinsurers to increase their competitive behavior. Terms, conditions and pricing continued to decline in several markets as a result of the increased competition, and the Company reduced the portion of its book of business that renewed on July 1, 2006 in this sub-segment. Based on the 2006 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects annual gross and net premiums written and net premiums earned to remain below the 2005 level for this sub-segment.

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

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Gross premiums written	$408	18%	$345	$956	4%	$920
Net premiums written	409	19	344	936	5	895
Net premiums earned	$358	2	$350	$681	—	$680
Losses and loss expenses	(192)	16	(166)	(319)	(17)	(386)
Acquisition costs	(70)	(2)	(71)	(133)	(6)	(141)

Technical result	$96	(15)	$113	$229	49	$153

Loss ratio	53.7%		47.5%	46.8%		56.7%
Acquisition ratio	19.5		20.4	19.6		20.8

Technical ratio	73.2%		67.9%	66.4%		77.5%

Premiums

The Worldwide Specialty sub-segment represented 50% and 43% of total net premiums written in the second quarter and first six months of 2006, respectively.

Three-month result

Gross and net premiums written increased by 18% and 19%, respectively, in the second quarter of 2006 compared to the same period in 2005. Premiums written increased by a greater percentage than net premiums earned due to the growth in wind-exposed premiums written in the catastrophe line in the second quarter of 2006. As most wind-exposed premiums are earned mainly in the second half of the year, the increase in catastrophe premiums written is expected to result in a increase in net premiums earned during the second half of 2006 for this sub-segment. The strengthening of the U.S. dollar in the second quarter of 2006 compared to the same period in 2005 impeded growth in gross and net premiums written by approximately 2 points in this sub-segment, as the U.S. dollar strengthened on average during 2006 compared to 2005, and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the negative contribution of foreign exchange, gross and net premiums written would have increased by approximately 21% during the second quarter of 2006. Conditions observed by the Company for this sub-segment in the first quarter of 2006 continued into the second quarter, as the Company saw further improvements in pricing and

Worldwide Specialty (continued)

terms and conditions for the catastrophe-exposed lines, such as the catastrophe, energy and marine lines, as well as the agriculture and engineering lines. In response to the current level of demand and attractive risk-adjusted pricing in this sub-segment, Management has increased the allocation of capacity to the catastrophe-exposed lines, which resulted in growth in premiums written during the second quarter of 2006 compared to 2005. Higher cedant retention and increased competition resulted in a decrease in premiums written for the other lines of business in this sub-segment.

Six-month result

Gross and net premiums written increased by 4% and 5%, respectively, in the first six months of 2006 compared to the same period in 2005 while net premiums earned were flat for the same periods. Premiums written increased by a greater percentage than net premiums earned as discussed in the three-month section above. The strengthening of the U.S. dollar in the first six months of 2006 compared to the same period in 2005 impeded growth in net premiums written by approximately 3 points in this sub-segment during the first six months of 2006 compared to 2005. Without the negative contribution of foreign exchange, gross and net premiums written would have increased by approximately 8% during the first six months of 2006. As discussed in the three-month section above, trends in pricing, terms and conditions, cedant retention and competition observed in the first quarter continued into the second quarter of 2006, and Management has increased the allocation of capacity to catastrophe-exposed lines, which resulted in growth in premiums written during the first six months of 2006 compared to 2005. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the second quarter of 2006 for this sub-segment reflected a) no catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $33 million, or 9.2 points on the loss ratio. The net favorable loss development of $33 million reported in the second quarter of 2006 included net adverse development of $8 million relating to the 2005 hurricanes Katrina, Rita and Wilma. The net favorable loss development (adverse for the catastrophe line) was primarily due to favorable loss emergence (adverse for the catastrophe line), as losses reported by cedants during the second quarter of 2006 for prior accident years, and for treaties where the risk period expired, were lower (higher for the catastrophe line) than the Company expected. Other than for losses related to the 2005 hurricanes, loss information provided by cedants in the second quarter of 2006 for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines (increased for catastrophe), which had the net effect of decreasing (increasing for catastrophe) the level of prior year loss estimates for this sub-segment.

The losses and loss expense ratio reported in the second quarter of 2005 reflected a) no catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $46 million, or 13.2 points on the loss ratio. The net favorable development of $46 million included net favorable development of $53 million in all lines, except for the agriculture line that was affected by net adverse loss development of $7 million.

The increase of $26 million in losses and loss expenses and the loss ratio from 2005 to 2006 is explained by the decrease of $13 million in net favorable prior year development and an increase of approximately $13 million in losses and loss expenses resulting from normal fluctuations in quarterly loss movements.

Worldwide Specialty (continued)

Six-month result

The losses and loss expenses and loss ratio reported in the first six months of 2006 for this sub-segment reflected a) no catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $102 million, or 15.0 points on the loss ratio. The net favorable loss development of $102 million reported in the first six months of 2006 included net adverse development of $9 million relating to the 2005 hurricanes Katrina, Rita and Wilma. The net favorable loss development (adverse for the catastrophe line) was primarily due to the same factors as those reported in the three-month section above. Other than for losses related to the 2005 hurricanes, loss information provided by cedants in the first six months of 2006 for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines (increased for catastrophe), which had the net effect of decreasing (increasing for catastrophe) the level of prior year loss estimates for this sub-segment.

The losses and loss expense ratio reported in the first six months of 2005 reflected a) losses of $61 million on European winterstorm Erwin, or 9.0 points on the loss ratio, as well as an energy loss of $20 million, or 2.9 points on the loss ratio; and b) net favorable loss development on prior accident years in the amount of $88 million, or 13.0 points on the loss ratio. The net favorable development of $88 million included net favorable development of $97 million in all lines, except for the agriculture, catastrophe and specialty casualty lines that were affected by adverse loss development of $9 million.

The decrease of $67 million in losses and loss expenses and the loss ratio from 2005 to 2006 is explained by the decrease of $81 million in catastrophe losses, the increase of $14 million in net favorable prior year development and an increase of approximately $28 million in losses and loss expenses resulting from the combination of normal fluctuations in profitability between periods and a modestly lower profitability overall on the business written in 2005 and 2006 that was earned during the first six months of 2006.

Acquisition costs and acquisition ratio

Three-month and six-month result

The decrease in acquisition costs and acquisition ratio in the second quarter and first six months of 2006 compared to 2005 was primarily attributable to a shift in the mix of business as certain lines, such as the catastrophe line, carry lower acquisition costs.

Technical result and technical ratio

Three-month result

The decrease of $17 million in technical result and increase in technical ratio from the second quarter of 2005 to 2006 were primarily explained by the reduction of $13 million in net favorable prior year development and a decrease of approximately $4 million in technical result resulting from normal fluctuations in quarterly movements.

Six-month result

The increase of $76 million in technical result and decrease in technical ratio from the first six months of 2005 to 2006 were primarily explained by a) the decrease of $79 million in large catastrophe losses (after reinstatement premium of $2 million) in the 2006 period; b) an increase of $14 million in the net favorable prior year development in the 2006 period; reduced by c) a decrease of approximately $17 million in technical result attributable to normal fluctuations in profitability between periods and a modestly lower profitability overall on the business written in 2005 and 2006 that was earned during the first six months of 2006.

2006 Outlook

Management expects that the environment for U.S. catastrophe exposed lines will continue to strengthen during the remainder of 2006, as these lines will continue to benefit from a reduction of reinsurance capacity following the 2005 hurricanes. Based on the 2006 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects annual gross and net premiums written and net premiums earned for this sub-segment to grow in 2006.

ART Segment

The ART segment comprises structured risk transfer, principal finance (previously the structured finance unit), weather related products and strategic investments, which includes the interest in earnings of the Company’s equity investment in Channel Re. The new name for the structured finance unit reflects the expansion of this unit into project finance and real estate related asset classes, in addition to the structured finance asset class.

As revenues in this segment are recorded either as premiums or other income (in the case of derivative contracts and contracts that do not qualify for reinsurance accounting), premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the relatively small size of this segment. Accordingly, profitability or growth in any period is not necessarily predictive of future profitability or growth. The following table provides the components of the underwriting result for this segment for the three-month and six-month periods ended June 30, 2006 and 2005 (in millions of U.S. dollars):

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Gross premiums written	$7	$7	$26	$13
Net premiums written	7	7	25	13
Net premiums earned	$8	$3	$15	$5
Losses and loss expenses	(3)	—	(7)	—
Acquisition costs	(1)	—	(2)	(1)

Technical result	$4	$3	$6	$4
Other income (loss)	13	(1)	20	12
Other operating expenses	(5)	(4)	(9)	(6)

Underwriting result	$12	$(2)	$17	$10
Interest in earnings of equity investment	$3	$2	$5	$5

Three-month result

Underwriting result for the ART segment increased by $14 million, from a loss of $2 million in the second quarter of 2005 to a gain of $12 million in 2006. While all lines had positive results in the second quarter of 2006, the second quarter of 2005 included negative results for the weather business. The weather business, which experienced an other loss (composed of realized and unrealized gains or losses on derivative contracts) in the second quarter of 2005, had a strong result in the second quarter of 2006.

Six-month result

Underwriting result for the ART segment increased by $7 million, from $10 million in the first six months of 2005 to $17 million in 2006. While all lines had positive results in the first six months of 2006 and 2005, the weather, structured risk transfer and principal finance businesses were more profitable in the 2006 period, as the weather business experienced higher other income and the structured risk and principal finance businesses had a higher volume of business in the first six months of 2006.

2006 Outlook

The Company expects that current interest rates and tight credit spreads will continue to impede growth in the structured risk transfer and principal finance lines, as well as the growth of Channel Re. The Company intends to offset these trends by cautiously exploring new business initiatives in related risk categories (including project finance and real estate related asset classes) that should contribute to growth over time.

Life Segment

The following table summarizes the allocated underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Gross premiums written	$105	(4)%	$109	$249	8%	$230
Net premiums written	103	(3)	106	242	9	222
Net premiums earned	$107	(4)	$111	$227	8	$211
Life policy benefits	(82)	—	(81)	(169)	4	(162)
Acquisition costs	(32)	1	(33)	(66)	18	(56)

Technical result	$(7)	164	$(3)	$(8)	4	$(7)
Other operating expenses	(7)	20	(6)	(14)	21	(11)
Net investment income	13	3	13	24	(5)	25

Allocated underwriting result(1)	$(1)	NM	$4	$2	(62)	$7

NM:	not meaningful
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 13% and 11% of total net premiums written in the second quarter and first six months of 2006, respectively.

Three-month result

The decreases in gross and net premiums written and net premiums earned during the second quarter of 2006 compared to the same period in 2005 resulted primarily from foreign exchange. The U.S. dollar has strengthened on average in the second quarter of 2006 and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the effects of changes in average foreign exchange rates, net premiums written would have grown by approximately 1% in the second quarter of 2006 compared to 2005.

Six-month result

The increase in gross and net premiums written and net premiums earned during the first six months of 2006 compared to the same period in 2005 was attributable to increases in the mortality line partially offset by decreases in the longevity line. Furthermore, the U.S. dollar has strengthened on average in the first six months of 2006 and foreign exchange movements have impeded net premiums written growth by approximately 6% in the first six months of 2006 compared to 2005. Without the effects of changes in average foreign exchange rates, net premiums written would have grown by approximately 15% for this period.

Life policy benefits

Three-month result

The life policy benefits were nearly flat in the second quarter of 2006 for two principal reasons. First, a net adverse development for prior years of $5 million in this line in the second quarter of 2006 increased life policy benefits. However, a cedant reported a loss reduction of $3 million on a health treaty in the same quarter, which reduced life policy benefits.

Life Segment (continued)

Six-month result

The life policy benefits increased by $7 million, or 4%, in the first six months of 2006 compared to the same period in 2005. This was primarily attributable to the increase in the book of business and exposure, as evidenced by the increase in net premiums earned for this segment and the net adverse development discussed in the three-month section above. Growth in life policy benefits is less pronounced than growth in net premiums earned for the six-month period due to the shift in the mix of business from the longevity to the mortality line observed primarily in the first quarter of 2006, and to a modest extent, in the second quarter of 2006. The mortality line typically carries lower life policy benefits.

Acquisition costs

Three-month result

The acquisition costs were nearly flat in the second quarter of 2006 compared to the same period in 2005; this was consistent with the modest fluctuation in net premiums earned.

Six-month result

The increase in acquisition costs in the first six months of 2006 compared to the same period in 2005 resulted primarily from growth and changes in the mix of business, as the mortality line, which increased in the first six months of 2006, primarily in the first quarter, compared to 2005, typically carries higher acquisition costs than the longevity line.

Net investment income

Three-month result

Net investment income increased by 3 percent for this segment for the second quarter of 2006 compared to 2005, as growth in the asset base used to allocate investment income to the Life segment more than offset the negative impact of the lower funds held balances during the second quarter of 2006 compared to the same period in 2005.

Six-month result

Net investment income decreased by 5 percent for this segment for the first six months of 2006 compared to 2005, resulting primarily from lower funds held balances in the first six months of 2006 compared to the same period in 2005.

Allocated underwriting result

Three-month and six-month result

The deterioration in allocated underwriting result in the second quarter and first six months of 2006 compared to 2005 was primarily attributable to the net adverse development of $5 million on one annuity treaty discussed above.

2006 Outlook

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects that annual gross and net premiums written and net premiums earned for this segment will grow in 2006.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three and six months ended June 30, 2006 and 2005, was as follows:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Non-life
Property and Casualty
Property	15%	17%	19%	20%
Casualty	18	16	19	19
Motor	3	7	6	9
Worldwide Specialty
Agriculture	6	6	4	3
Aviation/Space	6	7	4	5
Catastrophe	16	11	16	13
Credit/Surety	7	8	5	6
Engineering	5	5	4	4
Energy	3	—	2	—
Marine	3	3	3	3
Specialty property	2	2	3	3
Specialty casualty	2	3	3	4
ART	1	1	1	1
Life	13	14	11	10

Total	100%	100%	100%	100%

Total net premiums written increased by 7% in the second quarter and declined by 1% in the first six months of 2006, compared to the same period in 2005. The U.S. dollar strengthened during the second quarter and first six months of 2006 compared to the same periods in 2005 and premiums denominated in currencies that depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the negative contribution of foreign exchange, net premiums written would have increased by 9% and 3% in the second quarter and first six months of 2006, respectively, when compared to the same periods in 2005. Foreign exchange fluctuations affected the comparison for all lines.

There were modest shifts in the distribution of net premiums written by line and segment between the 2006 and 2005 periods, which reflected the Company’s response to existing market conditions as discussed below. Additionally, distributions of net premiums written may also be affected by the timing of renewals of treaties or the shift in treaty structure from a proportional to non-proportional basis, which can significantly reduce premiums written.

•	Property and casualty: fluctuations in the property and casualty lines for the three-month period reflected mostly timing differences in the U.S. P&C sub-segment between the first and second quarter of 2006 compared to 2005. The distribution of net premiums written for these lines remained essentially unchanged for the six month period;

•	Motor: the decrease for the three-month and six-month periods of 2006 in the motor line resulted from Management’s decision not to renew certain treaties in the Global P&C sub-segment when the profitability did not meet the Company’s objectives; and

•	Catastrophe and energy lines: the catastrophe and energy lines, which were exposed to the 2005 hurricanes Katrina, Rita and Wilma, benefited from improvements in pricing and terms and conditions. In response to the current level of demand and attractive risk-adjusted pricing in these lines, Management has increased the allocation of capacity to the catastrophe-exposed lines, which resulted in growth in premiums written for these lines during the second quarter and first six months of 2006.

2006 Outlook

Based on 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects that annual net premiums written for the motor line will decrease in 2006, while premiums for the catastrophe and other lines exposed to U.S. wind will grow. Management expects no significant changes in the distribution of net premiums written for other lines of business.

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

The distribution of gross premiums written by type of treaty for the three and six months ended June 30, 2006 and 2005, was as follows:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Non-life Segment
Proportional	54%	57%	44%	46%
Non-proportional	27	23	39	38
Facultative	5	5	5	5
Life Segment
Proportional	13	14	10	9
Non-proportional	—	—	1	1
ART Segment
Proportional	—	—	—	—
Non-proportional	1	1	1	1

Total	100%	100%	100%	100%

The above distribution of gross premiums written by type of treaty may be affected by the timing of renewals of treaties and changes in the allocation of capacity among lines of business.

The shift from the proportional to non-proportional basis for the Non-life segment in the second quarter and first six months of 2006 resulted principally from growth in the catastrophe line in the 2006 periods, which is written primarily on a non-proportional basis.

2006 Outlook

In addition to the increase in the catastrophe non-proportional business, the Company observed during recent renewals that cedants tended to increase their retention levels, which in certain cases resulted in a shift from seeking reinsurance coverage written on a proportional basis to a non-proportional basis. Based on 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates and no significant reinstatement premiums, the Company expects that increased retention by cedants will result in a modest shift from a proportional basis to a non-proportional basis in 2006 for the Non-life segment.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
North America	50%	41%	43%	38%
Europe	36	44	44	50
Asia, Australia and New Zealand	9	11	8	8
Latin America, Caribbean and Africa	5	4	5	4

Total	100%	100%	100%	100%

The distribution of gross premiums for all non-U.S. areas was negatively affected by foreign exchange fluctuations, as the U.S. dollar strengthened during the second quarter and first six months of 2006 compared to the same periods in 2005, and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Additionally, Management increased the allocation of capacity to areas exposed to U.S. wind as they showed better pricing and terms and conditions in the second quarter and first six months of 2006. This contributed to the higher distribution of gross premiums written in North America.

2006 Outlook

Based on 2006 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects that the annual distribution by geographic region will reflect a modest increase in North America.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The following table summarizes the percentage of gross premiums written by source for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Broker	71%	58%	69%	62%
Direct	29	42	31	38

The shift from direct to broker in the second quarter and first six months of 2006 compared to 2005 reflected a) the reduction of gross premiums written in Europe (as discussed above in the section Premium Distribution by Geographic Region) where premiums are written predominantly on a direct basis; and b) the increase in the catastrophe line, where premiums are written predominantly on a broker basis.

2006 Outlook

Based on 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects an increase in the production of gross premiums written through brokers during 2006.

Net Investment Income

The following table provides net investment income by asset source for the three and six months ended June 30, 2006 and 2005 (in millions of U.S. dollars):

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Fixed maturities	$77	9%	$71	$154	7%	$144
Equities	9	40	7	18	47	12
Short-term investments, trading securities, and cash and cash equivalents	16	194	5	27	228	8
Funds held and other	10	(11)	11	18	(16)	22
Investment expenses	(4)	(1)	(4)	(9)	2	(9)

Net investment income	$108	20	$90	$208	18	$177

Three-month result

Net investment income increased in the second quarter of 2006 compared to 2005 for the following reasons:

•	net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in the second quarter of 2006 compared to the same period in 2005, primarily due to the increase in the asset base resulting from the reinvestment of cash flows from operations of $742 million generated since June 30, 2005, as well as cash proceeds of $549 million received from the Company’s capital raises in October 2005;

•	the Company has increased its average allocation to equities, short-term and trading securities since June 30, 2005 and this, compounded by the increase in the asset base resulting from the reinvestment of cash flows from operations, resulted in an increase in net investment income for these categories of assets. The reduction in the Company’s allocation to equities in the latter part of the second quarter of 2006 did not have a significant effect on net investment income; the foregoing contributors to net investment income growth were partially reduced by

•	a reduction in investment income on funds held in the second quarter of 2006, as a) funds held balances are held primarily in non-U.S. currencies that have weakened against the U.S. dollar in the second quarter of 2006 compared to the same period in 2005 and net investment income on funds held denominated in these currencies were converted into U.S. dollars at lower exchange rates during the 2006 period and b) the funds held asset base at the beginning of the second quarter of 2006 was 6% lower than the beginning of the second quarter of 2005; and

•	movements in foreign exchange rates since June 30, 2005, which impeded growth in net investment income in the second quarter of 2006 compared to the same period in 2005 by approximately 1%.

Six-month result

Net investment income increased in the six months of 2006 compared to 2005 for the following reasons:

•	net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in the first six months of 2006 compared to the same period in 2005, for the same reasons as those described in the three-month section above; the foregoing contributors to net investment income growth were partially reduced by

•	a reduction in investment income on funds held in the first six months of 2006, as a) funds held balances are held primarily in non-U.S. currencies that have weakened against the U.S. dollar in first six months of 2006 compared to the same period in 2005 and net investment income on funds held denominated in these currencies were converted into U.S. dollars at lower exchange rates during the 2006 period and b) the funds held asset base at the beginning of 2006 was 12% lower than at the beginning of 2005; and

•	movements in foreign exchange rates since June 30, 2005, which impeded growth in net investment income in the first six months of 2006 by approximately 2%.

2006 Outlook

The Company expects that the combination of the following items should contribute to higher net investment income in 2006 compared to 2005:

•	increases in interest rates observed during the first six months of 2006, which are expected to persist during the remainder of 2006;

•	larger asset base at June 30, 2006; and

•	expected positive cash flows from operations generated during 2006, despite higher expected claim payments on the 2005 catastrophic loss events.

Net Realized Investment Gains or Losses

The components of net realized investment gains or losses for the three and six months ended June 30, 2006 and 2005, were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Net realized investment (losses) gains on available for sale fixed maturities and short-term investments, excluding other-than-temporary impairments	$(12)	$16	$(20)	$77
Net realized investment (losses) gains on available for sale equities, excluding other-than-temporary impairments	(10)	35	46	18
Other-than-temporary impairments	(20)	(4)	(21)	(4)
Net realized investment (losses) gains on trading securities	(2)	3	5	4
Change in net unrealized investment losses on trading securities	(9)	(2)	(5)	(7)
Net realized investment gains on designated hedging activities	3	1	5	2
Other realized and unrealized investment (losses) gains	(9)	7	(13)	3

Total net realized investment (losses) gains	$(59)	$56	$(3)	$93

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

Three-month result

Following a steady rise in interest rates during the second quarter of 2006, the majority of the Company’s fixed income investments decreased in value. The Company’s equity portfolio also experienced a decrease in value in the difficult capital market environment prevailing during the second quarter of 2006. As the Company repositioned its investment portfolio to take advantage of market conditions, it generated sales of securities that resulted in the realization of the unrealized market value depreciation on the securities sold. Although the depreciation in value of fixed income and equity securities during the second quarter of 2006 reduced the Company’s shareholders’ equity, the realization of the unrealized market value depreciation did not change the Company’s shareholders’ equity, as it merely transferred the loss from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Six-month result

Following a steady rise in interest rates during the first six months of 2006, the majority of the Company’s fixed income investments decreased in value. Although the Company’s equity portfolio also experienced a decrease in value in the difficult capital market environment prevailing during the second quarter of 2006, the equity portfolio benefited from a favorable environment during the first quarter of 2006 and generated net realized gains for the six months ended June 30, 2006.

Other Income

Other income primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. See the discussion of the ART segment included in section Review of Net Income above.

Other Operating Expenses

The other operating expenses for the three and six months ended June 30, 2006 and 2005, were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2006	% Change 2006 over 2005	For the three months ended June 30, 2005	For the six months ended June 30, 2006	% Change 2006 over 2005	For the six months ended June 30, 2005
Other operating expenses	$76	3%	$75	$151	3%	$147

Three-month result

Other operating expenses are comprised primarily of personnel and infrastructure costs and represented 8.9% and 8.5% of total net premiums earned (both life and non-life) for the second quarter of 2006 and 2005, respectively. The overall increase of 3% for the three months ended June 30, 2006 consisted primarily of increases in personnel costs, including stock-based compensation expense, partially offset by a decrease in consulting, compliance and other costs. The strengthening of the U.S. dollar in the second quarter of 2006 compared to the same period in 2005 reduced the increase by approximately 2 points as other operating expenses denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower exchange rates. Without the favorable contribution of foreign exchange, other operating expenses would have increased by 5% in the second quarter of 2006.

Six-month result

Other operating expenses represented 8.9% and 8.3% of net premiums earned (both life and non-life) in the first six months of 2006 and 2005, respectively. The overall increase of 3% for the first six months of 2006 resulted from the same factors as those discussed in the three-month section above. The strengthening of the U.S. dollar in the first half-year of 2006 compared to the same period in 2005 reduced the increase by approximately 3 points. Without the favorable contribution of foreign exchange, other operating expenses would have increased by 6% in the first six months of 2006.

Financial Condition and Liquidity and Capital Resources

Investments

The total of investments and cash and cash equivalents was $9.9 billion at June 30, 2006, compared to $9.6 billion at December 31, 2005. The major factors influencing the increase in the six-month period ended June 30, 2006 were:

•	net cash provided by operating activities of $312 million;

•	increase in net payable for securities purchased, including equity securities sold but not yet repurchased, of $105 million;

•	other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $148 million;

•	net issuance of the Company’s common shares under the Company’s equity plans of $3 million; offset by

•	decrease in the market value (realized and unrealized) of the investment portfolio of $191 million resulting from the decrease in market value of the fixed income portfolio of $205 million, offset by the increase in market value of the equity portfolio of $14 million; and

•	dividend payments on common and preferred shares totaling $63 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to follow investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition to protect the Company against changes in interest rates and foreign exchange rates. Capital funds represent the capital of the Company and contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines, including issuer and sector concentration limitations. Capital funds may be invested in investment-grade fixed income securities, below investment-grade bonds, private equity investments, convertible securities, and preferred and common stocks. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

The Company’s investment strategy allows the use of derivative securities such as futures contracts, credit default swaps, written covered call options and designated foreign exchange forwards, subject to strict limitations. Derivative instruments may be used to enhance investment performance, to replicate investment positions or to manage market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways. The Company’s investment strategy also allows, to a limited extent, the use of equity short sales, which represent sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a close-to-equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute positive returns.

At June 30, 2006, the liability funds totaled $6.5 billion and were comprised of cash and cash equivalents, short-term investments, and AAA, AA and A rated fixed income securities. The capital funds, which totaled $3.5 billion, were comprised of cash and cash equivalents, investment-grade fixed income securities, below investment-grade bonds, convertible securities, private equity investments and equity securities. At June 30, 2006, approximately 96% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 94% at December 31, 2005.

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $399 million), consisting primarily of its investment in Channel Re and other investments in non-publicly traded companies, private placement equity investments and other specialty asset classes, valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

During the second quarter of 2006, the Company decreased its allocation to equity investments and increased its allocation to cash and cash equivalents, trading securities and U.S Government fixed maturities. At June 30, 2006, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 5.1% compared to 4.5% at December 31, 2005, reflecting the interest rate increases during the first six months of 2006. In anticipation of rising interest rates, Management kept the portfolio duration shorter than its neutral duration. Nearly all of the new cash flows added to the investment portfolio in 2006 were invested in cash and cash equivalents or short-term fixed income securities, keeping the duration of the investment portfolio at 3.3 years, unchanged from December 31, 2005. The Company’s investment portfolio generated a total return of 2.0% for the six-month period ended June 30, 2006. Interest income, increase in the market value of the equity portfolios as well as the weaker U.S. dollar during the first six months contributed to the positive total return, partially offset by the impact of rising interest rates.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications –available for sale and trading securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2 to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K/A.

At June 30, 2006, investments classified as available for sale comprised approximately 96% of the Company’s total investments (excluding other invested assets), with 4% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturities, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities, mortgage and asset-backed securities, short-term investments and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in below investment-grade bonds, which are also classified as available for sale.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at June 30, 2006 were as follows (in millions of U.S. dollars):

June 30, 2006	Cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturities
- U.S. government	$1,138	$1	$(27)	$1,112
- states or political subdivisions of states of the U.S.	6	—	—	6
- other foreign governments	1,747	13	(37)	1,723
- corporate	2,551	17	(56)	2,512
- mortgage/asset-backed securities	1,460	—	(54)	1,406

Total fixed maturities	6,902	31	(174)	6,759
Short-term investments	271	—	—	271
Equities	996	72	(9)	1,059

Total	$8,169	$103	$(183)	$8,089

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at June 30, 2006 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities	$5,029	$(150)	$817	$(24)	$5,846	$(174)
Short-term investments	267	—	—	—	267	—
Equities	235	(7)	53	(2)	288	(9)

Total	$5,531	$(157)	$870	$(26)	$6,401	$(183)

At June 30, 2006, the Company had more than 800 securities with gross unrealized losses. Gross unrealized losses on fixed maturities was $174 million at June 30, 2006, of which $170 million was attributable to investment-grade securities and $4 million was attributable to securities rated below investment-grade. The challenging capital market environment had a negative impact on the Company’s fixed income portfolios during the first six months of 2006, as increases in interest rates led to a reduction in the market value of the fixed income portfolios. Accordingly, the Company recorded $21.3 million in other-than-temporary impairment charges in the first six months of 2006. The Company’s investment security with the largest unrealized loss position at June 30, 2006, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $10.5 million, representing 3.2% of the amortized cost of the security, which is rated AAA. This unrealized loss is due to changes in interest rates. Typically, as interest rates rise, market values of fixed income portfolios fall, and vice versa.

The unrealized losses on the Company’s investments in U.S. government and foreign government securities resulted from interest rate increases. The majority of the governments securities are rated AAA, and the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company’s unrealized losses on investments in corporate bonds were primarily due to interest rate increases. The large majority of the unrealized losses on the corporate bond investments related to investment-grade securities. The unrealized losses on these high quality corporate bonds were distributed proportionately across many industries, with the largest portion of unrealized losses in the finance and industrial sectors. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were due to interest rate increases. Almost all the mortgage and asset-backed securities were issued by agencies of the U.S. government, and therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the securities.

The Company’s investments in equity securities consist primarily of investments in common stock of companies in various industries and investments in private equity funds. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. The largest equity security with an unrealized loss at June 30, 2006, for which an other-than-temporary impairment has not been taken, was a private equity security with an unrealized loss of $2.0 million, representing 2.1% of the cost of the security.

The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. The Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value, and after considering the other-than-temporary impairment charges taken, does not consider those investments to be other-than-temporarily impaired at June 30, 2006. At June 30, 2006, Management believes that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

The market value of the investment securities classified as trading securities was $297 million and $220 million at June 30, 2006 and December 31, 2005, respectively. Included in the total market value of trading securities at June 30, 2006 was $91 million related to convertible fixed income securities and $206 million related to equity securities. At June 30, 2006 and December 31, 2005, the net unrealized investment gain on trading securities was approximately $2 million and $10 million, respectively.

Included in net payable for securities purchased at June 30, 2006 and December 31, 2005 was $115 million and $102 million, respectively, of equity securities sold but not yet purchased, which represents sales of securities not owned at the time of the sale. Included in the change in net unrealized investment losses on trading securities of $5 million for the six months ended June 30, 2006, is a change in net unrealized investment gains on equity securities sold but not yet purchased of $2 million.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at June 30, 2006:

% of total fixed income securities
Rating Category
AAA	68%
AA	4
A	13
BBB	11
Below investment-grade/unrated	4

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at June 30, 2006, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
One year or less	$832	$829
More than one year through five years	2,625	2,585
More than five years through ten years	1,978	1,926
More than ten years	278	284

Subtotal	5,713	5,624
Mortgage/asset-backed securities	1,460	1,406

Total	$7,173	$7,030

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at June 30, 2006, was as follows (in millions of U.S. dollars):

	Amortized cost	Fair value	Unrealized losses
One year or less	$748	$745	$(3)
More than one year through five years	2,307	2,254	(53)
More than five years through ten years	1,664	1,608	(56)
More than ten years	159	151	(8)

Subtotal	4,878	4,758	(120)
Mortgage/asset-backed securities	1,409	1,355	(54)

Total	$6,287	$6,113	$(174)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the six months ended June 30, 2006 were $9,721.1 million. Realized investment gains and losses on securities classified as available for sale for the six months ended June 30, 2006 and 2005, were as follows (in millions of U.S. dollars):

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Gross realized gains	$171	$136
Gross realized losses, excluding other-than-temporary impairments	(145)	(41)
Other-than-temporary impairments	(21)	(4)

Total net realized investment gains on securities classified as available for sale	$5	$91

Refer to the section titled Net Realized Investment Gains or Losses above for a reconciliation between net realized investment gains on securities classified as available for sale and net realized investment gains or losses in the Consolidated Statements of Operations.

As mentioned above, the Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to sell securities when opportunities for superior expected returns are identified. Accordingly, recognition of realized gains and losses is considered by the Company to be a typical consequence of the ongoing investment management activities.

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $21.3 million and $4.4 million, for the six months ended June 30, 2006 and 2005, respectively. The increase is mainly due to a sustained higher interest rate environment in 2006 relative to 2005. Typically, the Company considers impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including general economic and financial market conditions, the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubts about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately as realized losses. See Note 6 to Unaudited Condensed Consolidated Financial Statements in Item I for a discussion of FSP FAS 115-1 and FAS 124-1.

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of June 30, 2006 and December 31, 2005, the Company recorded $988 million and $971 million, respectively, of funds held assets in its Consolidated Balance Sheets, representing 7% of the Company’s total assets. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the cedant with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

Approximately 63% of the funds held assets at June 30, 2006 earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at June 30, 2006, ranged from 1.5 % to 5.2%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is only exposed to the credit risk of the cedant.

With respect to the remainder of the funds held assets at June 30, 2006, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

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

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At June 30, 2006, the cumulative value of such embedded derivatives was determined to be a loss of approximately $0.5 million, which is offset by an equivalent but opposite adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At June 30, 2006 and December 31, 2005, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,802 million and $6,738 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $6,642 million and $6,552 million, respectively. During the first six months of 2006, the Company incurred net non-life losses and loss expenses of $871 million and paid net non-life losses and loss expenses of $933 million. Additionally, the U.S. dollar was weaker against most European currencies during the first six months of 2006 and this resulted in an increase of the non-life reserves for unpaid losses and loss expenses of $152 million. The incurred losses for the six-month period reflected the low large loss activity. The non-life ratio of paid losses to net premiums earned was 64% and 45% for the six months ended June 30, 2006 and 2005, respectively, while the non-life ratio of paid losses to incurred losses was 107% and 71% for the six months ended June 30, 2006 and 2005, respectively. The higher non-life ratio of paid losses to net premiums earned and incurred losses in the first six months of 2006 resulted from payments on the large 2005 catastrophic losses and the 2004 Atlantic hurricanes.

Policy benefits for life and annuity contracts were $1,280 million and $1,224 million at June 30, 2006 and December 31, 2005, respectively. The increase in the life reserves for the first six months of 2006 was principally due to the increase of the life reserves in local currencies from the growth of the life business, and the weakening of the U.S. dollar against most European currencies, which resulted in an increase of policy benefits for life and annuity contracts of approximately $52 million. Additionally, the Company incurred net life policy benefits of $169 million and paid net life policy benefits of $165 million during the first six months of 2006.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. Management believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2006. See Critical Accounting Policies and Estimates in Item 2 of this report for additional information concerning losses and loss expenses.

Contractual obligations and commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2005 Annual Report on Form 10-K/A. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at June 30, 2006 have not changed significantly since December 31, 2005.

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

Included in the total credit facilities available to the Company at June 30, 2006, is a $700 million five-year syndicated, unsecured credit facility. This credit facility enables the Company to potentially increase the available credit from $700 million to $1 billion. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly. The Company’s senior unsecured debt ratings are currently A (negative outlook) and A2 (negative outlook) by Standard & Poor’s and Moody’s, respectively.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. In addition, the long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At June 30, 2006, the Company was in compliance with all required covenants, and no conditions of default existed related to any of the Company’s debt, capital securities or credit facilities.

Shareholders’ Equity and Capital Management

Shareholders’ equity at June 30, 2006, was $3.2 billion, a 4% increase compared to $3.1 billion at December 31, 2005. The major factors contributing to the increase in shareholders’ equity in the six-month period ended June 30, 2006 were:

•	net income of $271 million;

•	a $40 million positive effect of the currency translation adjustment resulting from the translation of PartnerRe SA’s financial statements into U.S. dollars;

•	a net increase in common shares and additional paid-in capital of $18 million, due to the issuance of common shares under the Company’s equity plans and amortization of share-based compensation expense; offset by

•	a $149 million decrease in net unrealized gains and losses on investments, net of deferred taxes, recorded in equity resulting from changes in fair value due to the increase in interest rates, recognition of net losses on sales of securities, including other-than-temporary impairments, offset by the weakening of the U.S. dollar; and

•	dividends declared on both the Company’s common and preferred shares of $63 million.

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

Subsequent to the 2005 large catastrophic loss events, the Company entered into a range forward sale agreement to sell up to 6.7 million of its common shares prior to October 2008. See Off-Balance Sheet Arrangements for a discussion of the forward sale agreement.

The table below sets forth the capital structure of the Company at June 30, 2006 and December 31, 2005 (in millions of U.S. dollars):

	June 30, 2006		December 31, 2005
Capital Structure:
Long-term debt	$620	15%	$620	16%
Trust preferred securities, aggregate liquidation (1)	200	5	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	7	290	7
6.5% Series D cumulative preferred shares, aggregate liquidation	230	6	230	6
Common shareholders’ equity	2,690	67	2,573	66

Total Capital	$4,030	100%	$3,913	100%

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.4 billion at June 30, 2006. Cash flows from operations for the six months ended June 30, 2006 decreased to $312 million from $602 million in the same period in 2005. This decrease in cash flows is primarily attributable to lower underwriting cash flows due to a lower volume of premiums received and higher paid losses in the first six months of 2006 compared to the same period in 2005. The increase in paid losses relates to higher payments on the large 2005 catastrophic loss events and 2004 Atlantic hurricanes made in the first six months of 2006 compared to payments on the 2004 Atlantic hurricanes made in the same period in 2005. Paid losses for the six months ended June 30, 2006 included $250 million related to the 2005 hurricanes Katrina, Rita and Wilma and the 2004 Atlantic hurricanes, while the 2005 period included $47 million of paid losses related to the 2004 Atlantic hurricanes. Also contributing to the decrease in cash flows from operations for the first six months of 2006 is an increase of $79 million in cash flows used by the Company’s trading portfolio. During the second quarter of 2006, the Company increased its allocation to trading securities, which is considered a use of operating cash flows. The decrease in cash flows is partially offset by an increase in cash receipts related to the 18% increase in net investment income for the first six months of 2006 compared to the same period in 2005. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past year as well as the contribution of rising interest rates.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments on the long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of its common shares under the share repurchase program. For the first six months of 2006, corporate expenses were $32 million, interest expense was $11 million, common dividends paid were $45 million in the form of quarterly dividends of $0.40 per common share and preferred dividends paid were $17 million. Assuming a constant number of common shares and a constant dividend rate in 2006, the Company would pay a total of approximately $91 million in dividends to common shareholders and approximately $35 million in dividends to preferred shareholders in 2006. As the Company entered into a loan agreement in October 2005 to borrow $400 million, the Company expects to pay a total of approximately $22 million of interest per year on this long-term debt, assuming the same interest rate as at June 30, 2006.

The Company relies primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from these subsidiaries to be the principal source of its funds to pay expenses and dividends. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. which has a negative statutory earned surplus and may not pay cash dividends without prior regulatory approval.

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, operating expenses, intercompany balances as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. PartnerRe U.S. Holdings and its subsidiaries have $220 million in third party debt as well as $200 million of trust preferred securities outstanding. PartnerRe U.S. Holdings and its subsidiaries have paid interest of $15 million during the first six months of 2006 and are expected to pay a total of approximately $29 million of interest on the long-term debt and the trust preferred securities in 2006.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects a decrease in cash flows from operations in 2006 compared to 2005 due to payments for the large 2005 catastrophic loss events and the 2004 Atlantic hurricanes. The Company expects to pay approximately half of its incurred losses related to the 2005 hurricanes in 2006. Notwithstanding, the Company expects to continue to generate positive operating cash flows through 2006, absent a series of unusual catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available or liquidate a portion of its investment portfolio or arrange for financing.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s $700 million syndicated unsecured credit facility. As of June 30, 2006, there were no borrowings under this line of credit.

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

The following are the Company’s claims paying and financial strength ratings at June 30, 2006:

Standard & Poor’s	AA-/negative outlook
Moody’s	Aa3/negative outlook
A.M. Best	A+/stable
Fitch	AA/stable

The following are the Company’s senior unsecured debt ratings at June 30, 2006:

Standard & Poor’s	A/negative outlook
Moody’s	A2/negative outlook

In the event of a downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. See Credit Facilities above for additional information concerning the impact of a change in senior unsecured debt ratings on the credit facilities.

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in October 2008, subject to a maximum price per share of $79.71 and a minimum price per share of $59.49. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to both its ownership of PartnerRe SA, whose functional currency is the euro and to PartnerRe SA and Partner Reinsurance (including the Swiss branch) underwriting reinsurance exposures, collecting premiums and paying claims in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro.

During the first six months of 2006, the value of the U.S. dollar weakened approximately 6% against the euro, the Swiss franc and the British pound, 4% against the Canadian dollar and 1% against the Japanese yen. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a net increase in the U.S. dollar value of the assets and liabilities denominated in euro, Swiss franc, British pound, Canadian dollar and Japanese yen in the first six months of 2006.

Net foreign exchange losses amounted to $7 million for the first six months of 2006 compared to $2 million for the same period in 2005. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement, (iii) the impact of the Company’s foreign currency hedging strategy, (iv) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which affects the cost of hedging instruments used by the Company, and (v) the classification in the Company’s Consolidated Statements of Operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation,” the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars, is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

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

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At June 30, 2006, liability funds represented 65% (or $6.5 billion) of the Company’s total invested assets. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. Although the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At June 30, 2006, capital funds represented 35% (or $3.5 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk and higher return profile such as common stock, convertible and high-yield bonds and private equity investments, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce undesired foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, to enhance investment performance, or to replicate investment positions or manage market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all investment derivative transactions. (See Note 2(k) and Note 2(l) to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K/A for additional information concerning derivatives.)

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

While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the net reported U.S. GAAP equity of the Company. The Company’s liabilities are carried at their nominal value, which is not adjusted for changes in interest rates; however, the Company’s invested assets are carried at fair market value, which are adjusted for such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments and a corresponding decrease, net of applicable taxes, in the Company’s equity. A decrease in interest rates would have the opposite effect.

As discussed above, a portion of the fixed income portfolio is designated as capital funds. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At June 30, 2006, the Company held approximately $1,406 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At June 30, 2006, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $278 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding fixed-rate debt and preferred securities at June 30, 2006, was as follows (in millions of U.S. dollars):

	Carrying value	Fair value
Long-term debt	$620	$614
Trust preferred securities (1)	200	201
Series C cumulative preferred shares	290	277
Series D cumulative preferred shares	230	211

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Fair value of the long-term debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of current market interest rates. For the Company’s trust preferred securities, Series C and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in foreign exchange rates. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements. However, the Company employs several strategies to manage its exposure to foreign currency exchange risk.

The Company is generally able to match its liability funds against its insurance-related liabilities both by currency and duration. However, a natural hedge does not exist for all currencies and as such, the Company enters into designated hedges to protect the value of its investment portfolio. For the non–U.S. dollar currencies for which the Company deems the net liability exposures to be material, the Company employs a hedging strategy utilizing derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. To the extent that the Company has net asset positions invested in non–U.S. dollar currencies, forward currency contracts and other derivatives may be used to hedge these non–U.S. dollar currency exposures. (See Note 2(k) to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K/A for additional information about the Company’s currency hedging activities.) The Company does not maintain invested assets in currencies for which its liability exposures are not material or in countries where it is unable or impractical to maintain investments. In such cases, the Company does not have such a natural hedge and is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

As a second strategy, the Company maintains capital funds primarily in U.S. dollar investments. An additional factor mitigating the Company’s foreign currency risk is the ongoing nature of its reinsurance operations. Cash receipts in foreign currencies from premiums can be used to pay claims and expenses incurred in the same currency.

The table below summarizes the Company’s gross and net exposure on its June 30, 2006 Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	Euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$1,896	$333	$449	$13	$—	$164	$2,855
Other net liabilities	(1,799)	(256)	(384)	(95)	(38)	(408)	(2,980)

Foreign currency risk	97	77	65	(82)	(38)	(244)	(125)
Total derivative amount	260	(84)	52	99	27	257	611

Net foreign currency exposure	$357	$(7)	$117	$17	$(11)	$13	$486

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

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

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At June 30, 2006, approximately 68% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 85% was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration significantly reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2006, the Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At June 30, 2006, the Company’s absolute notional value of foreign exchange forward contracts was $1,238 million, while the net value of those contracts (the Company’s net assets) was an unrealized gain of $3 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART segment. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. At June 30, 2006, the notional value of the Company’s credit default swaps and total return and interest rate swaps was $265 million and $339 million, respectively, while the fair value of those credit default swaps and total return and interest rate swaps (the Company’s net liabilities or assets) was an unrealized loss of $2.4 million and an unrealized gain of $4.3 million, respectively.

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

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at June 30, 2006, were $1,873 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $197 million and the amount of the allowance provided for uncollectible reinsurance recoverable was $12 million at June 30, 2006.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale ($1,059 million at June 30, 2006). The Company also holds marketable equity securities classified as trading securities ($206 million at June 30, 2006). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $115 million at June 30, 2006, which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk. The Company reviews these assets and liabilities on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.85. Beta measures the response of an individual stock’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 8.5% (or approximately $101 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1% and 3% increase or decrease in the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2006, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of June 30, 2006, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business. While Management does not expect any of this will have a significant adverse effect on the Company’s results of operations, financial condition and cash flows for a year, it does have the potential to adversely impact the results of a quarter.

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

See Risk Factors in Item 1A of Part I in the Company’s 2005 Annual Report on Form 10-K/A for a complete review of important factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)	(d) Maximum number of shares that may yet be purchased under the program
04/01/2006-04/30/2006	—	—	—	4,293,651
05/01/2006-05/31/2006	—	—	—	4,293,651
06/01/2006-06/30/2006	—	—	—	4,293,651

Total	—	—	—

(1)	On May 10, 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million common shares remaining under the prior repurchase authorization announced by the Company in May 2004, for a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual General Meeting of shareholders of the Company was held on May 12, 2006. The shareholders re-elected the existing Class I Directors, Robert M. Baylis, Jan H. Holsboer and Kevin M. Twomey to hold office until the Annual General Meeting of shareholders in the year 2009 or until their successors are elected or appointed.

The number of votes cast For and Withheld for each of the above is set forth below:

	For	Withheld
Robert M. Baylis	48,823,588	127,895
Jan H. Holsboer	48,803,641	147,842
Kevin M. Twomey	48,733,886	217,597

The term of office of the Company’s Class II Directors (Vito H. Baumgartner , Jean-Paul Montupet and John A. Rollwagen) and its Class III Directors (Judith Hanratty, Rémy Sautter, Patrick A. Thiele and Jürgen Zech), continue until the Company’s 2007 and 2008 Annual General Meetings, respectively.

The shareholders also re-appointed Deloitte & Touche to serve as the Company’s independent registered public accounting firm until the 2007 Annual General Meeting of shareholders by a vote of 48,850,421 For, 85,361 Against and 15,701 Abstaining.

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
Date: August 8, 2006

	By:	/s/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice President & Chief Financial Officer

Date: August 8, 2006

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