Form 10-Q
period 2006-09-30
PARTNERRE LTD
filed 2006-11-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of October 31, 2006 was 56,845,124.

PartnerRe Ltd.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of September 30, 2006, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005 and of shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
November 9, 2006

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data)

	September 30, 2006	December 31, 2005
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2006, $7,806,193; 2005, $6,682,243)	$7,802,750	$6,686,822
Short-term investments, available for sale, at fair value (amortized cost: 2006, $106,488; 2005, $231,442)	106,354	230,933
Equities, available for sale, at fair value (cost: 2006, $1,071,662; 2005, $1,246,192)	1,142,658	1,334,374
Trading securities, at fair value (cost: 2006, $212,356; 2005, $210,432)	217,718	220,311
Other invested assets	123,568	104,920

Total investments	9,393,048	8,577,360
Cash and cash equivalents, at fair value, which approximates amortized cost	913,921	1,001,378
Accrued investment income	135,615	143,548
Reinsurance balances receivable	1,707,925	1,493,507
Reinsurance recoverable on paid and unpaid losses	200,391	217,948
Funds held by reinsured companies	991,158	970,614
Deferred acquisition costs	554,426	437,741
Deposit assets	303,536	289,459
Net tax assets	45,220	87,667
Goodwill	429,519	429,519
Other	81,171	95,389

Total assets	$14,755,930	$13,744,130

Liabilities
Unpaid losses and loss expenses	$6,799,535	$6,737,661
Policy benefits for life and annuity contracts	1,347,027	1,223,871
Unearned premiums	1,486,107	1,136,233
Reinsurance balances payable	112,928	127,607
Ceded premiums payable	32,050	25,110
Funds held under reinsurance treaties	13,633	18,910
Deposit liabilities	348,972	333,820
Net payable for securities purchased	89,703	93,318
Accounts payable, accrued expenses and other	154,632	128,627
Long-term debt	620,000	620,000
Debt related to trust preferred securities	206,186	206,186

Total liabilities	11,210,773	10,651,343

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2006, 56,830,493; 2005, 56,730,195)	56,830	56,730
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 11,600,000; aggregate liquidation preference: 2006 and 2005, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 9,200,000; aggregate liquidation preference: 2006 and 2005, $230,000,000)	9,200	9,200
Additional paid-in capital	1,398,136	1,373,992
Deferred compensation	—	(107)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax expense of to: 2006, $14,858; 2005, $13,639)	46,179	77,049
Currency translation adjustment	58,868	12,614
Retained earnings	1,964,344	1,551,709

Total shareholders’ equity	3,545,157	3,092,787

Total liabilities and shareholders’ equity	$14,755,930	$13,744,130

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Revenues
Gross premiums written	$813,449	$780,468	$3,003,905	$2,993,861

Net premiums written	$807,788	$770,808	$2,968,285	$2,949,533
Decrease (increase) in unearned premiums	165,815	144,679	(302,898)	(257,375)

Net premiums earned	973,603	915,487	2,665,387	2,692,158
Net investment income	115,110	93,325	323,382	270,402
Net realized investment gains	23,006	56,009	19,176	148,979
Other income	7,897	8,559	28,357	20,218

Total revenues	1,119,616	1,073,380	3,036,302	3,131,757

Expenses
Losses and loss expenses and life policy benefits	540,717	1,111,285	1,580,912	2,271,321
Acquisition costs	220,691	219,428	619,373	632,779
Other operating expenses	80,853	63,740	231,766	210,930
Interest expense	13,671	7,399	39,592	22,089
Net foreign exchange losses	6,141	1,478	13,603	3,921

Total expenses	862,073	1,403,330	2,485,246	3,141,040

Income (loss) before taxes and interest in earnings of equity investments	257,543	(329,950)	551,056	(9,283)
Income tax expense (benefit)	24,915	(39,141)	52,891	15,149
Interest in earnings of equity investments	3,213	2,061	8,449	7,008
Net income (loss)	$235,841	$(288,748)	$506,614	$(17,424)
Preferred dividends	8,631	8,631	25,894	25,894

Net income (loss) available to common shareholders	$227,210	$(297,379)	$480,720	$(43,318)

Comprehensive income (loss), net of tax
Net income (loss)	$235,841	$(288,748)	$506,614	$(17,424)
Change in net unrealized gains or losses on investments	117,890	(53,909)	(30,870)	(62,226)
Change in currency translation adjustment	6,659	8,685	46,254	(52,057)

Comprehensive income (loss)	$360,390	$(333,972)	$521,998	$(131,707)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$4.00	$(5.48)	$8.47	$(0.79)
Diluted net income (loss)	$3.93	$(5.48)	$8.33	$(0.79)
Weighted average number of common shares outstanding	56,811.7	54,278.9	56,769.9	54,673.2
Weighted average number of common and common share equivalents outstanding	57,800.6	54,278.9	57,686.1	54,673.2
Dividends declared per common share	$0.40	$0.38	$1.20	$1.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2005	$56,730	$20,800	$1,373,992	$(107)	$77,049	$12,614	$1,551,709	$3,092,787
Issue of common shares	100	—	24,251	—	—	—	—	24,351
Reclassification of deferred compensation under SFAS 123R	—	—	(107)	107	—	—	—	—
Net unrealized losses on investments	—	—	—	—	(30,870)	—	—	(30,870)
Currency translation adjustment	—	—	—	—	—	46,254	—	46,254
Net income	—	—	—	—	—	—	506,614	506,614
Dividends on common shares	—	—	—	—	—	—	(68,085)	(68,085)
Dividends on preferred shares	—	—	—	—	—	—	(25,894)	(25,894)

Balance at September 30, 2006	$56,830	$20,800	$1,398,136	$—	$46,179	$58,868	$1,964,344	$3,545,157

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Cash Flows from Operating Activities
Net income (loss)	$506,614	$(17,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	20,885	33,741
Net realized investment gains	(19,176)	(148,979)
Changes in:
Unearned premiums	302,898	257,375
Net reinsurance balances	(173,907)	(262,140)
Unpaid losses and loss expenses including life policy benefits	(79,527)	1,045,448
Net tax assets	41,679	6,081
Other changes in operating assets and liabilities	47,152	(43,105)
Net purchases of trading securities	(16,126)	(4,485)
Other, net	13,743	3,804

Net cash provided by operating activities	644,235	870,316

Cash Flows from Investing Activities
Sales of fixed maturities	2,301,966	3,768,824
Redemptions of fixed maturities	573,395	559,095
Purchases of fixed maturities	(3,899,576)	(4,619,565)
Sales of short-term investments	17,100	184,814
Redemptions of short-term investments	281,288	56,292
Purchases of short-term investments	(160,947)	(463,352)
Sales of equities	8,922,108	2,790,691
Purchases of equities	(8,673,085)	(2,892,403)
Other, net	(3,295)	(7,895)

Net cash used in investing activities	(641,046)	(623,499)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(93,979)	(88,809)
Net issue (repurchase) of common shares	5,171	(57,835)
Contract fees on forward sale agreement	(7,161)	—

Net cash used in financing activities	(95,969)	(146,644)

Effect of foreign exchange rate changes on cash	5,323	(7,952)

(Decrease) increase in cash and cash equivalents	(87,457)	92,221
Cash and cash equivalents – beginning of period	1,001,378	436,003

Cash and cash equivalents – end of period	$913,921	$528,224

Supplemental cash flow information:
Net taxes paid	$(11,499)	$(9,247)
Interest paid	$(35,333)	$(18,679)

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

2. Significant Accounting Policies

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions on Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (VIEs). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46R). The Company consolidates the VIE if the Company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns. Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method. Intercompany accounts and transactions have been eliminated. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company's reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience while results for other interim periods may include significant catastrophic losses. Consequently, the Company's results for interim periods are not necessarily indicative of results for the full year. The results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

During the first nine months of 2006 and 2005, the Company’s stock compensation expense was $17.0 million with a related tax benefit of $1.1 million, and $11.7 million with no related tax benefit, respectively. The adoption of SFAS 123R resulted in additional compensation expense for the Company for the first nine months of 2006 of $2.7 million, or approximately $0.05 per basic and diluted share.

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

Certain awards to certain senior executives will, if the Compensation Committee of the Board intends any such award to qualify as “qualified performance based compensation” under Section 162(m) of the Internal Revenue Code (IRC), become earned and payable only if pre-established targets relating to one or more of the following performance measures are achieved: (i) earnings per share, (ii) financial year return on common equity, (iii) underwriting year return on equity, (iv) return on net assets, (v) organizational objectives and (vi) premium growth. The individual maximum number of shares underlying any such share-denominated award granted in any year will be 800,000 shares, and the individual maximum amount earned with respect to any such non-share denominated award granted in any year will be $5,000,000.

Non-Employee Directors’ Stock Plan

The Non-Employee Directors’ Stock Plan (Directors’ Stock Plan), which is shareholder-approved, permits the grant of up to 0.5 million stock options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the stock options will be equivalent to the market value of the stock options at the time of grant, and the stock options have a ten year contractual term. Awards issued under the Directors’ Stock Plan generally vest at the time of grant and are expensed immediately.

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

Stock Options

In the first nine months of 2006 the Company issued 83,435 stock options with a weighted average grant-date fair value of $14.87. In the first nine months of 2005 the Company issued 462,019 stock options with a weighted average grant-date fair value of $17.15.

In the first nine months of 2006 and 2005, 64,848 stock options with a total grant-date value of $0.9 million, and 405,370 stock options with a total grant-date value of $5.2 million were exercised, respectively. The Company received $3.3 million and $17.1 million, respectively, from stock option exercises in the first nine months of 2006 and 2005.

The activity related to the Company’s stock options issued under all plans for the three-month and nine-month periods ended September 30, 2006 was as follows:

	For the three months ended September 30, 2006		For the nine months ended September 30, 2006
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,349,722	$53.05	3,323,006	$52.79
Granted	11,565	64.01	83,435	63.32
Exercised	(28,715)	51.98	(64,848)	50.25
Forfeited	(11,071)	55.53	(17,212)	56.57
Expired	(250)	48.74	(3,130)	53.66

Outstanding at end of period	3,321,251	$53.09	3,321,251	$53.09
Ending vested options and options expected to vest			3,318,570	$53.08
Options exercisable at end of period			2,635,341	$51.73

The aggregate intrinsic value and weighted average remaining contractual term of stock options vested and expected to vest were $48.8 million and 6.1 years, respectively, at September 30, 2006. The aggregate intrinsic value and weighted average remaining contractual term of stock options exercisable at September 30, 2006 were $42.3 million and 5.8 years, respectively. Total unrecognized stock-based compensation expense related to unvested stock options was approximately $5.0 million at September 30, 2006, which is expected to be recognized over a weighted-average period of 1.1 years.

The Company valued stock-options issued under all plans with a Black-Scholes valuation model and used the following assumptions:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Weighted average assumptions used:
Expected life	6 years	7 years	6 years	7 years
Risk-free interest rate	5.0%	4.3%	5.0%	4.1%
Expected volatility	22.0%	25.0%	22.4%	25.0%
Dividend yield	2.6%	2.0%	2.6%	2.0%

Prior to the adoption of SFAS 123R on January 1, 2006, the Company used historical experience to determine the expected life of stock options; an expected volatility equivalent to the historical volatility of the Company’s common shares since inception of the Company; a risk-free interest rate based on the market yield of U.S securities with maturities equivalent to the expected life of the Company’s stock options; and a dividend yield reflecting the inception-to-date average dividend yield of the Company. Since January 1, 2006, the Company has used the simplified method for vanilla options under Staff Accounting Bulletin No. 107 (SAB 107) to determine the expected life of options. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s options. The risk-free interest rate is based on the market yield of U.S treasury securities with maturities equivalent to the expected life of the Company’s options. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s options.

Restricted Share Units (RSU)

The Company values RSU issued under all plans at the fair market value of its common shares at the time of grant. In the first nine months of 2006, the Company issued 112,132 RSU with a weighted average grant date fair value of $61.34 per RSU and in the same period of 2005, the Company issued 218,774 RSU with a weighted average grant date fair value of $62.72.

The activity related to the Company’s RSU for the three-month and nine-month periods ended September 30, 2006 was as follows:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
RSU unvested and unreleased at beginning of period	395,521	294,174
Granted	8,020	112,132
Vested	(2,000)	(2,495)
Forfeited	(4,300)	(6,570)

RSU unvested and unreleased at end of period (1)	397,241	397,241

(1)	Of the 397,241 RSU outstanding at September 30, 2006, 80,569 RSU are subject to a 5 year delivery date restriction from the grant date and were not released for conversion into shares.

Total unrecognized stock-based compensation expense related to unvested RSU was approximately $10.0 million at September 30, 2006, which is expected to be recognized over a weighted-average period of 2.1 years.

Stock Appreciation Rights (SAR)

The Company issued SAR for the first time in the first quarter of 2006. In the first nine months of 2006, the Company issued 168,770 SAR with a weighted average grant-date fair value of $14.34.

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
SAR unvested at beginning of period	155,270	—
Granted	13,500	168,770
Forfeited	(2,500)	(2,500)

SAR unvested at end of period	166,270	166,270

Total unrecognized stock-based compensation expense related to unvested SAR was approximately $1.7 million at September 30, 2006, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company valued SAR issued under all plans with a Black-Scholes valuation model and used the following assumptions:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Weighted average assumptions used:
Expected life	6 years	6 years
Risk-free interest rate	4.9%	4.6%
Expected volatility	22.0%	23.3%
Dividend yield	2.5%	2.6%

The Company used the simplified method for vanilla options under SAB 107 to determine the expected life of SAR. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s SAR. The risk-free interest rate is based on the market yield of U.S treasury securities with maturities equivalent to the expected life of the Company’s SAR. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s SAR.

Pro Forma Information

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding share-based compensation issued (in thousands of U.S. dollars, except per share data):

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net loss available to common shareholders:
As reported	$(297,379)	$(43,318)
Add: Stock-related compensation expense included in net loss as reported	2,554	7,044
Less: Total stock-related compensation expense determined under fair-value method for all grants	3,136	9,653

Pro forma	$(297,961)	$(45,927)
Net loss per common share:
Basic
As reported	$(5.48)	$(0.79)
Pro forma	$(5.49)	$(0.84)
Diluted
As reported	$(5.48)	$(0.79)
Pro forma	$(5.49)	$(0.84)

4. Computation of Net Income (Loss) per Common and Common Share Equivalents

(in thousands of U.S. dollars, except per share amounts)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Basic net income (loss) per ordinary share:
Net income (loss)	$235,841	$(288,748)	$506,614	$(17,424)
Less: preferred dividends	8,631	8,631	25,894	25,894

Net income (loss) available to common shareholders	$227,210	$(297,379)	$480,720	$(43,318)

Weighted average number of common shares outstanding	56,811.7	54,278.9	56,769.9	54,673.2

Basic net income (loss) per share	$4.00	$(5.48)	$8.47	$(0.79)

Diluted net income (loss) per ordinary share:
Net income (loss)	$235,841	$(288,748)	$506,614	$(17,424)
Less: preferred dividends	8,631	8,631	25,894	25,894

Net income (loss) available to common shareholders	$227,210	$(297,379)	$480,720	$(43,318)

Weighted average number of common shares outstanding	56,811.7	54,278.9	56,769.9	54,673.2
Stock options and other (1)	988.9		916.2

Weighted average number of common and common share equivalents outstanding	57,800.6		57,686.1

Diluted net income per share	$3.93		$8.33

(1)	Diluted net loss per share has not been shown for the 2005 periods because the effect of dilutive securities would have been anti-dilutive. Dilutive securities, under the form of stock options and others, that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share because to do so would have been antidilutive. The weighted average number of common and common share equivalents outstanding for the three-month and the nine-month periods ended September 30, 2005 would have amounted to 55,175.6 thousand shares and 55,566.0 thousand shares, respectively, if these securities had been included.

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

As of September 30, 2006, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.

Subpoenas

In April 2005, the Company received subpoenas from the office of the New York Attorney General (NYAG) and the SEC seeking information relating to the Company’s investment in Channel Re and in June 2005 from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, PartnerRe U.S., received a subpoena from the Florida Office of Insurance Regulation in April 2005 requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company has responded promptly to all requests for information.

6. New Accounting Pronouncements

FSP FAS 115-1 and FAS 124-1

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP replaces the guidance set forth in paragraphs 10–18 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing other-than-temporary impairment guidance. The FSP supersedes EITF D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

The Company adopted these new pronouncements for its other-than-temporary impairment analysis conducted in the period beginning January 1, 2006. The adoption of these new pronouncements did not have a significant impact on the consolidated equity or net income of the Company.

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

This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, if any, on its consolidated equity or net income.

SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements on the financial statements.

SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS 157, if any, on its consolidated equity or net income.

SFAS 158

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires an entity to: (a) recognize an asset for the funded status of defined benefit plans that are overfunded or a liability for plans that are underfunded in the consolidated balance sheets; (b) recognize changes in the funded status of defined benefit plans in the year in which the changes occur as a component of other comprehensive income, net of tax; (c) measure defined benefit plan assets and obligations as of the date of the employer’s balance sheet date; (d) expand disclosures about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS 158 amends Statement No. 87, “Employers' Accounting for Pensions” and Statement No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.

The recognition of the funded status and the disclosure requirements under SFAS 158 will be effective for fiscal years ending after December 15, 2006, while the new measurement date will be effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 158, if any, on its consolidated equity or net income.

SAB 108

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 is aimed to eliminate the diversity in practice and provides guidance for how registrants quantify financial statement misstatements. SAB 108 established an approach that requires dual quantification of financial statement misstatements based on the effects of the misstatement on the income statement, balance sheet and other disclosures. SAB 108 permits companies to initially apply its provisions by either retroactively adjusting prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to the opening balance of retained earnings.

SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of the adoption of SAB 108, if any, on its consolidated equity or net income.

7. Subsequent Event

On November 7, 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts will be payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%. PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts will be ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and will rank junior in priority of payments to the Company’s current long-term debt. The Company anticipates that a portion of the net proceeds from the CENts will be used for the redemption of all the $200 million liquidation amount of the 7.90% trust preferred securities issued in 2001 by PartnerRe Capital Trust I as soon as practicable after they become redeemable on November 21, 2006. In the fourth quarter of 2006, the Company will incur additional interest expense of $6 million upon the redemption of trust preferred securities, representing the unamortized portion of the trust preferred securities’ issuance costs.

8. Segment Information

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

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio (defined below). Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the ART segment on the basis of the underwriting result, which includes revenues from net premiums earned, other income and net investment income for ART, and expenses from losses and loss expenses, acquisition costs and other operating expenses. The interest in earnings of equity investments, which includes the Company’s share of Channel Re’s net income, is also part of the ART segment. Management measures results for the Life segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned and allocated net investment income, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.

The following tables provide a summary of the segment revenues and results for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$194	$154	$346	$694	$4	$115	$—	$813
Net premiums written	$194	$154	$346	$694	$4	$110	$—	$808
Decrease in unearned premiums	25	48	84	157	4	5	—	166

Net premiums earned	$219	$202	$430	$851	$8	$115	$—	$974
Losses and loss expenses and life policy benefits	(153)	(138)	(153)	(444)	(4)	(93)	—	(541)
Acquisition costs	(54)	(55)	(87)	(196)	(1)	(24)	—	(221)

Technical result	$12	$9	$190	$211	$3	$(2)	$—	$212
Other income	n/a	n/a	n/a	—	8	—	—	8
Other operating expenses	n/a	n/a	n/a	(52)	(5)	(8)	(16)	(81)

Underwriting result	n/a	n/a	n/a	$159	$6	$(10)	n/a	$139
Net investment income	n/a	n/a	n/a	n/a	—	13	102	115

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	23	23
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(6)	(6)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(25)	(25)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	3	n/a	n/a	3

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$236

Loss ratio(2)	69.8%	68.4%	35.5%	52.1%
Acquisition ratio(3)	24.7	27.1	20.3	23.1

Technical ratio(4)	94.5%	95.5%	55.8%	75.2%
Other operating expense ratio(5)				6.2

Combined ratio(6)				81.4%

(A)	The Company reports the results of Channel Re on a one-quarter lag. The 2006 and 2005 periods include the Company’s share of Channel Re’s net income in the amount of $3.1 million and $2.0 million, respectively.
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended September 30, 2005

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$187	$137	$343	$667	$8	$105	$—	$780
Net premiums written	$187	$137	$336	$660	$8	$103	$—	$771
Decrease in unearned premiums	13	54	70	137	2	5	—	144

Net premiums earned	$200	$191	$406	$797	$10	$108	$—	$915
Losses and loss expenses and life policy benefits	(263)	(120)	(633)	(1,016)	(13)	(82)	—	(1,111)
Acquisition costs	(48)	(48)	(92)	(188)	(1)	(30)	—	(219)

Technical result	$(111)	$23	$(319)	$(407)	$(4)	$(4)	$—	$(415)
Other income	n/a	n/a	n/a	—	9	—	—	9
Other operating expenses	n/a	n/a	n/a	(42)	(3)	(6)	(13)	(64)

Underwriting result	n/a	n/a	n/a	$(449)	$2	$(10)	n/a	$(470)
Net investment income	n/a	n/a	n/a	n/a	—	13	80	93

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	56	56
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(2)	(2)
Income tax benefit	n/a	n/a	n/a	n/a	n/a	n/a	39	39
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net loss	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$(289)

Loss ratio(2)	131.5%	62.6%	155.8%	127.5%
Acquisition ratio(3)	24.0	25.5	22.6	23.6

Technical ratio(4)	155.5%	88.1%	178.4%	151.1%
Other operating expense ratio(5)				5.2

Combined ratio(6)				156.3%

Segment Information

For the nine months ended September 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(B)	Life Segment	Corporate	Total
Gross premiums written	$659	$647	$1,304	$2,610	$30	$364	$—	$3,004
Net premiums written	$659	$645	$1,283	$2,587	$30	$351	$—	$2,968
Increase in unearned premiums	(36)	(79)	(171)	(286)	(8)	(9)	—	(303)

Net premiums earned	$623	$566	$1,112	$2,301	$22	$342	$—	$2,665
Losses and loss expenses and life policy benefits	(466)	(370)	(472)	(1,308)	(11)	(262)	—	(1,581)
Acquisition costs	(153)	(153)	(221)	(527)	(3)	(89)	—	(619)

Technical result	$4	$43	$419	$466	$8	$(9)	$—	$465
Other income	n/a	n/a	n/a	—	28	—	—	28
Other operating expenses	n/a	n/a	n/a	(149)	(13)	(22)	(47)	(231)

Underwriting result	n/a	n/a	n/a	$317	$23	$(31)	n/a	$262
Net investment income	n/a	n/a	n/a	n/a	—	37	286	323

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$6	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	19	19
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(39)	(39)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(53)	(53)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	8	n/a	n/a	8

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$507

Loss ratio(2)	74.7%	65.4%	42.4%	56.8%
Acquisition ratio(3)	24.6	27.0	19.9	22.9

Technical ratio(4)	99.3%	92.4%	62.3%	79.7%
Other operating expense ratio(5)				6.5

Combined ratio(6)				86.2%

(B)	The Company reports the results of Channel Re on a one-quarter lag. The 2006 and 2005 periods include the Company’s share of Channel Re’s net income in the amount of $8.2 million and $6.8 million, respectively.

Segment Information

For the nine months ended September 30, 2005

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(B)	Life Segment	Corporate	Total
Gross premiums written	$649	$726	$1,262	$2,637	$21	$336	$—	$2,994
Net premiums written	$649	$724	$1,231	$2,604	$21	$325	$—	$2,950
Increase in unearned premiums	(25)	(77)	(145)	(247)	(5)	(6)	—	(258)

Net premiums earned	$624	$647	$1,086	$2,357	$16	$319	$—	$2,692
Losses and loss expenses and life policy benefits	(568)	(427)	(1,018)	(2,013)	(14)	(244)	—	(2,271)
Acquisition costs	(150)	(162)	(233)	(545)	(2)	(86)	—	(633)

Technical result	$(94)	$58	$(165)	$(201)	$—	$(11)	$—	$(212)
Other income	n/a	n/a	n/a	—	20	—	—	20
Other operating expenses	n/a	n/a	n/a	(143)	(10)	(18)	(40)	(211)

Underwriting result	n/a	n/a	n/a	$(344)	$10	$(29)	n/a	$(403)
Net investment income	n/a	n/a	n/a	n/a	—	38	232	270

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$9	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	149	149
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(22)	(22)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(15)	(15)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	7	n/a	n/a	7

Net loss	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$(17)

Loss ratio(2)	91.0%	66.0%	93.7%	85.4%
Acquisition ratio(3)	24.0	25.0	21.5	23.1

Technical ratio(4)	115.0%	91.0%	115.2%	108.5%
Other operating expense ratio(5)				6.1

Combined ratio(6)				114.6%

9. Summarized Unaudited Financial Information of ChannelRe Holdings Ltd. (ChannelRe Holdings)

The following tables provide summarized financial information for ChannelRe Holdings for 2006 and 2005. The Company’s non-publicly traded investment is accounted for using the equity method. As the Company reports its share of ChannelRe Holdings on a one-quarter lag, the results presented below included summarized financial information as follows:

•	The three-month periods include results from April 1 to June 30.

•	The nine-months periods include results from October 1 to June 30.

As ChannelRe Holdings has a financial year-end of December 31, the results presented below, which combined quarterly information from two financial years, are not presented in the annual financial statements of ChannelRe Holdings.

Unaudited Balance Sheet Data (in millions of U.S. dollars):

	June 30, 2006	September 30, 2005
Total investments available for sale	$605	$579
Cash and cash equivalents	5	5
Deferred acquisition costs	45	48
Other assets	8	9

Total assets	$663	$641

Deferred premium revenue	$175	$187
Loss and loss adjustment expense reserves	18	14
Other liabilities	7	5

Total liabilities	200	206
Minority interest	129	121
Shareholders’ equity	334	314

Total liabilities, minority interest and shareholders’ equity	$663	$641

Unaudited Income Statement Data (in millions of U.S. dollars):

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the nine months from October 1, 2005 to June 30, 2006	For the nine months from October 1, 2004 to June 30, 2005
Premiums earned	$17	$16	$49	$47
Net investment income	6	5	18	13
Net realized investment losses	—	(3)	(2)	(2)

Total revenues	23	18	65	58

Losses incurred	2	2	5	6
Amortization of deferred acquisition costs	4	4	13	12
Other expenses	2	2	6	6

Total expenses	8	8	24	24

Minority interest	(4)	(3)	(11)	(10)

Net income	$11	$7	$30	$24

There is diversity in practice among financial guarantee insurers and reinsurers with respect to their accounting policies for loss reserves. Current accounting literature does not specifically address the unique characteristics of financial guarantee insurance contracts. The FASB indicated, in the third quarter of 2006, that a proposed interpretation is expected to be issued in the fourth quarter of 2006. The FASB interpretation may require ChannelRe and its financial guarantee peers to change some aspects of their respective loss reserving policies, timing of premium recognition and the related amortization of deferred policy acquisition costs. The Company cannot currently assess how the FASB’s ultimate resolution of the issue will impact ChannelRe.

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

Reinsurance is by its nature a risk assumption business. The Company’s philosophy is to assume its clients’ risks, thereby removing their volatility associated with these risks, and then to manage those risks and risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed. The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events, and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a moderately greater degree of risk than the market average, actively managing its capital across its risk portfolio and over the duration of the cycle, underwriting and transactional excellence, and achieving superior returns on invested assets in the context of a disciplined risk framework.

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

See the Key Financial Measures in the Company’s 2005 Annual Report on Form 10-K/A for a discussion of book value per share, dividend policy, ROE and the combined ratio.

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

Equity Investment Risk

The Company defines this risk as the risk of a substantial decline in the value of its equity securities during the year. The tolerance set by the Company for this risk is measured using the value of equity securities as a percentage of available economic capital and is currently set at $2 billion. Assuming equity risk (and equity-like risks such as high yield bonds and convertible securities) within that part of the investment portfolio that is not required to support liability funds provides valuable diversification from other risk classes, along with the potential for higher returns. However, an overweight position could lead to a large loss of capital and impair the balance sheet in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on other than investment-grade bonds as a percentage of capital. The Company’s fully integrated information system provides real-time data on the investment portfolios, allowing for continuous monitoring and decision-support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns.

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

Losses and Loss Expenses and Life Policy Benefits

Because a significant amount of time can elapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (loss reserves) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. Unlike case reserves and ACRs, IBNR reserves are generally calculated in the aggregate for each line of business and they cannot usually be identified as reserves for a particular loss or treaty. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses (ULAE) associated with the loss reserves and these form part of the Company’s loss adjustment expense reserves. The Company’s Non-life loss reserves for each category and sub-segment are reported in the table included later in this section.

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

Often the selected best estimate is a blend of the results from two or more methods (e.g., weighted averages). Furthermore, the judgment as to which method(s) is most appropriate for a particular underwriting year and reserving cell could change over time as new information emerges regarding underlying loss activity and other data issues. See the Company’s 2005 Annual Report on Form 10-K/A for a brief discussion of the strengths and weaknesses of the various standard actuarial techniques we use.

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

Several underlying assumptions are used in the construction of average trends and their subsequent use in the actuarial methodologies we employ. The validity of these underlying assumptions is reviewed periodically and, if appropriate, modifications are made in the selection of average trends or other reserving inputs to reflect deviations from the underlying assumptions.

The validity of all assumptions used in the reserving process is reaffirmed on a quarterly basis. Reaffirmation of the assumptions means that the actuaries determine that the assumptions continue to form a sound basis for projection of future liabilities. Assumptions used in projecting future liabilities are themselves estimates based on historical information. As new information becomes available (e.g., additional losses reported), our actuaries determine whether a revised estimate of the reserving assumptions that reflects all available information is consistent with the previous reserving assumptions employed. In general, to the extent that the revised estimate of assumptions is within a close range of our original assumptions, we determine that the assumptions employed continue to form an appropriate basis for projections and continue to use the original assumptions in our models. In this case, any differences could be attributed to the imprecise nature of the assumption estimation process. However, to the extent that the deviations between the two sets of estimates are not within a close range of our original assumptions, we react by adopting the revised assumptions as a basis for our reserve models. Notwithstanding the above, even where we have experienced no material deviations from our original assumptions during any quarter, we will generally revise our reserving assumptions at least once a year to reflect all accumulated available information. Critical underlying assumptions are:

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

In general, the estimates of loss reserves recorded for short-tail business are subject to less volatility than those for long-tail lines. Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tail due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 68% of the net premiums written for this sub-segment, or 15% of the Company’s total net premiums written in the first nine months of 2006. The remaining business within this sub-segment, property and motor, is considered to be short-tail. Within the Global (Non-U.S.) P&C sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tail. These two lines represented 24% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 5% of the Company’s total net premiums written in the first nine months of 2006. Management considers the short-tail lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and accounted for 64% of the net premiums written in this sub-segment, or 28% of the Company’s total net premiums written in the first nine months of 2006. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represented 29% of this sub-segment’s net premiums written, or 12% of the Company’s total net premiums written in the first nine months of 2006. Specialty casualty business is considered to be long-tail and represented 7% of net premiums written in this sub-segment, or 3% of the Company’s total net premiums written in the first nine months of 2006.

In the third quarters of 2006 and 2005, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The components of the net favorable (adverse) loss development for the three months and nine months ended September 30, 2006 and 2005 are described in more detail in the discussion of the sub-segments that make up the Non-life segment.

The following table summarizes the net favorable (adverse) development of loss reserves in the Non-life segment (in millions of U.S. dollars):

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Prior year favorable (adverse) loss development:
Non-life segment
U.S. P&C	$3	$(24)	$(16)	$(28)
Global (Non-U.S.) P&C	15	25	62	72
Worldwide Specialty	55	89	157	177

Total prior year loss development	$73	$90	$203	$221

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded at September 30, 2006 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Retroceded loss reserves	Total net loss reserves recorded
U.S. P&C	$631	$98	$1,441	$2,170	$(31)	$2,139
Global (Non-U.S.) P&C	1,136	20	1,074	2,230	(46)	2,184
Worldwide Specialty	1,220	188	983	2,391	(86)	2,305

Total Non-life	$2,987	$306	$3,498	$6,791	$(163)	$6,628

The Company estimates its net loss reserves using single point estimates for each sub-segment. These loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Ranges around these point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the best estimates for each sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The point estimates recorded by the Company and the range of estimates around these point estimates at September 30, 2006 for each Non-life sub-segment, were as follows (in millions of U.S. dollars):

	Recorded point estimate	High	Low
Net Non-life loss reserves:
U.S. P&C	$2,139	$2,418	$1,720
Global (Non-U.S.) P&C	2,184	2,312	1,896
Worldwide Specialty	2,305	2,363	2,084

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total net Non-life carried loss reserves.

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of September 30, 2006. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2006 and 2005

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s 2005 Annual Report on Form 10-K/A for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

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

The following tables, which provide foreign exchange rates for the principal currencies in which the Company transacts business, highlight that:

•	the U.S. dollar weakened, on average, against the euro and other currencies, except for the Japanese Yen, in the third quarter of 2006 compared to the third quarter of 2005 (see first table);

•	the U.S. dollar strengthened, on average, against these currencies, except for the Canadian Dollar, in first nine months of 2006 compared to the same periods of 2005 (see first table); and

•	the U.S. dollar weakened against these currencies, except for the Japanese Yen, at September 30, 2006 compared to December 31, 2005 (see second table).

	Statements of operations and cash flows (average rates)
Exchange rate against U.S. dollar	Three months ended September 30, 2006 (A)	Three months ended September 30, 2005 (A)	% Change	Nine months ended September 30, 2006 (B)	Nine months ended September 30, 2005 (B)	% Change
Euro	1.2684	1.2201	3.97%	1.2284	1.2795	(3.99)%
British pound	1.8537	1.7939	3.33	1.7926	1.8616	(3.71)
Swiss franc	0.8105	0.7869	3.00	0.7869	0.8279	(4.94)
Japanese yen	0.0087	0.0091	(4.08)	0.0086	0.0094	(8.16)
Canadian dollar	0.8930	0.8143	9.67	0.8773	0.8143	7.74

(A)	Obtained by arithmetic average of mid-month and month-end rates.
(B)	Obtained by arithmetic average of first, second and third quarter average rates.

	Balance sheets (end of period rates)
Exchange rate against U.S. dollar	At September 30, 2006	At December 31, 2005	% Change
Euro	1.2686	1.1843	7.12%
British pound	1.8725	1.7209	8.81
Swiss franc	0.8001	0.7600	5.27
Japanese yen	0.0085	0.0085	(0.06)
Canadian dollar	0.8979	0.8580	4.65

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

Net income or loss, preferred dividends, net income or loss available to common shareholders and diluted net income or loss per share for the three months and nine months ended September 30, 2006 and 2005 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Net income (loss)	$236	NM	$(289)	$507	NM	$(17)
Less: preferred dividends	9	—	8	26	—	26

Net income (loss) available to common shareholders	$227	NM	$(297)	$481	NM	$(43)
Diluted net income (loss) per share	$3.93	NM	$(5.48)	$8.33	NM	$(0.79)

NM:	not meaningful

As the Company's reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience while results for other interim periods may include significant catastrophic losses. Consequently, the Company's results for interim periods are not necessarily indicative of results for the full year.

Three-month and nine-month result

Net income, net income available to common shareholders and diluted net income per share for the three months and nine months ended September 30, 2006 have increased significantly compared to the same periods of 2005, as a result of a lower level of large catastrophic losses in 2006. Results for the third quarter of 2005 included pre-tax losses, adjusted for reinstatement premiums, of $621 million related to Hurricanes Katrina and Rita and the Central European Floods. Results for the first nine months of 2005 included pre-tax losses, adjusted for reinstatement premiums, of $682 million related to European winterstorm Erwin and the third quarter catastrophes.

Review of Net Income (Loss)

Management analyzes the Company’s net income (loss) in three parts: underwriting result, net investment income and other components of net income. Underwriting result consists of net premiums earned and other income less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings of equity investments.

The components of net income (loss) for the three months and nine months ended September 30, 2006 and 2005 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Underwriting result:
Non-life	$159	NM	$(449)	$317	NM	$(344)
ART	6	567%	2	23	124%	10
Life	(10)	(2)	(10)	(31)	(9)	(29)
Corporate expenses	(16)	24	(13)	(47)	17	(40)
Net investment income	115	23	93	323	20	270
Net realized investment gains	23	(59)	56	19	(87)	149
Interest expense	(13)	85	(7)	(39)	79	(22)
Net foreign exchange losses	(6)	316	(2)	(13)	247	(3)
Income tax (expense) benefit	(25)	NM	39	(53)	249	(15)
Interest in earnings of equity investments	3	56	2	8	21	7

Net income (loss)	$236	NM	$(289)	$507	NM	$(17)

NM:	not meaningful

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

Three-month result

The underwriting result for the Non-life segment increased by $608 million, from a loss of $449 million in 2005 to a gain of $159 million in 2006. The increase was principally attributable to:

•	a decrease in the level of large catastrophic losses of $615 million (net of reinstatement premiums of $33 million) in the third quarter of 2006 for the U.S. P&C sub-segment ($97 million), Global (Non-U.S.) P&C sub-segment ($12 million) and Worldwide Specialty sub-segment ($506 million);

•	an increase in the volume of business earned and normal fluctuations in profitability on the premiums earned in 2006 totaling approximately $20 million; and was partially offset by

•	a decrease in net favorable development on prior accident years of $17 million, from $90 million in 2005 to $73 million in 2006. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; and

•	an increase in other operating expenses of $10 million, resulting primarily from higher bonus accruals in the 2006 period.

Underwriting result for the ART segment increased by $4 million, from $2 million in the third quarter of 2005 to $6 million in the third quarter of 2006. While the third quarter of 2005 included a net underwriting loss of $6 million related to Hurricane Katrina, the corresponding period of 2006 included one large loss of $3 million.

Underwriting result for the Life segment remained flat at a loss of $10 million in the third quarter of 2006 and 2005.

Corporate expenses increased by $3 million in the third quarter of 2006 compared to 2005. The net increase in operating expenses resulted primarily from:

•	an increase in bonus accrual of $3 million in 2006. Bonuses are tied to results and the accrual for bonus was minimal in the third quarter of 2005 in response to poor operating results;

•	the adoption on January 1, 2006, of SFAS 123R; and was partially offset by

•	lower accruals for consulting and professional fees in the third quarter of 2006.

The Company reported net investment income of $115 million in the third quarter of 2006 compared to $93 million for the same period in 2005. The 23% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations, which totaled $806 million since September 30, 2005, and cash proceeds of $549 million from the Company’s capital raise in October 2005. The higher interest rates prevailing during the third quarter of 2006 relative to the third quarter of 2005 for the U.S. dollar, euro and other currencies also contributed to the improvement in net investment income. This increase was also affected by changes in average foreign exchange rates, which resulted in an increase of net investment income of approximately 1%, as a result of the weakening of the U.S. dollar against the euro and other currencies.

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. Net realized investment gains and losses decreased by $33 million, from a net gain of $56 million in the third quarter of 2005 to $23 million for the same period in 2006, primarily as a result of lower gains on sales of equity and fixed income securities. Following a decrease in interest rates during the third quarter of 2006, the majority of the Company’s fixed income investments increased in value compared to June 30, 2006 but remained lower than at September 30, 2005. Although the appreciation in value of fixed income and equity securities during the third quarter of 2006 increased the Company’s shareholder’s equity, the realization of the unrealized market value appreciation did not change the Company’s shareholders’ equity, as it merely transferred the gain from the accumulated other comprehensive income section of the balance sheet to net income on the statement of operations and retained earnings on the balance sheet.

Interest expense increased by $6 million in the third quarter of 2006 compared to the same period in 2005 due to the $400 million bank loan received by the Company in October 2005.

The foreign exchange loss increased by $4 million, from a loss of $2 million in the third quarter of 2005 to a loss of $6 million in 2006. The Company hedges a significant portion of its currency risk exposure, as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The increase in the foreign exchange loss during the third quarter of 2006 compared to the same period in 2005 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which increased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates, which are used to revalue the balance sheet, and the average foreign exchange rates, which are used to revalue the income statement.

The income tax expense increased by $64 million from a benefit of $39 million in the third quarter of 2005 to an expense of $25 million for the same period in 2006. The increase is primarily due to the increase in net income in the third quarter of 2006 compared to the net loss recorded in the same quarter in 2005.

Nine-month result

The underwriting result for the Non-life segment increased by $661 million, from a loss of $344 million in 2005 to a gain of $317 million in 2006. The increase was principally attributable to:

•	a decrease in the level of large catastrophic losses of $676 million (net of reinstatement premiums of $35 million) in the first nine months of 2006 for the U.S. P&C sub-segment ($97 million), Global (Non-U.S.) P&C sub-segment ($14 million) and the Worldwide Specialty sub-segment ($565 million);

•	an increase of approximately $9 million resulting from the normal fluctuations in profitability between periods; and was partially offset by

•	a decrease of $18 million in net favorable development on prior accident years, from $221 million in 2005 to $203 million in 2006. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; and

•	increases in other operating expenses of $6 million.

Underwriting result for the ART segment increased by $13 million, from $10 million in the first nine months of 2005 to $23 million in 2006. While the first nine months of 2005 included a net underwriting loss of $6 million related to Hurricane Katrina, the corresponding period of 2006 included one large loss of $6 million as well as net favorable loss development of $1 million related to the 2005 hurricanes. The ART segment benefited from the early termination of a number of longer term contracts, which led to accelerated profit recognition for the terminated contracts, and stronger results on weather products, and this explains most of the growth in underwriting result for this segment.

Underwriting result for the Life segment decreased from a loss of $29 million in the first nine months of 2005 to a loss of $31 million in 2006, primarily due to higher operating expenses in the 2006 period.

Corporate expenses increased by $7 million, from $40 million in the first nine months of 2005 to $47 million in 2006. The net increase in operating expenses resulted primarily from an increase in bonus accrual of $4 million in the first nine months of 2006 (for the reason described in the three-month section above) and the adoption of SFAS 123R, and was partially offset by lower accruals for consulting and professional fees.

The Company reported net investment income of $323 million in the first nine months of 2006 compared to $270 million in 2005. The 20% increase in net investment income was primarily attributable to the same factors as those discussed in the three-month section above. The impact of changes in average foreign exchange rates was negligible.

Net realized investment gains and losses decreased by $130 million, from a net gain of $149 million in the first nine months of 2005 to $19 million for the same period in 2006. While the sale of equity securities generated net realized investment gains, this was partially offset by net realized investment losses from the sale of fixed income securities and other-than-temporary impairments. Following a rise in interest rates during the first nine months of 2006, the majority of the Company’s fixed income investments decreased in value compared to December 31, 2005. Although the Company’s equity portfolio also experienced net realized investment losses in the difficult capital market environment prevailing during the second quarter of 2006, it benefited from a favorable environment during the first and third quarters of 2006 and generated net realized gains for the nine months ended September 30, 2006, albeit at a lower level than in 2005.

Interest expense increased by $17 million in the first nine months of 2006 compared to the same period in 2005 due to the $400 million bank loan received by the Company in October 2005. In the fourth quarter of 2006, the Company will incur additional interest expense of $6 million upon the redemption of trust preferred securities, representing the unamortized portion of the trust preferred securities’ issuance costs (see Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part 1 above).

The foreign exchange loss increased by $10 million, from a loss of $3 million in the first nine months of 2005 to a loss of $13 million in 2006. The increase in foreign exchange loss for the nine-month period resulted from the same factors as described in the three-month section above.

The income tax expense increased by $38 million from $15 million in the first nine months of 2005 to $53 million for the same period in 2006. The increase in income tax expense is primarily due to the same factor as that discussed in the three-month section above and normal shifts in geography (or tax jurisdictions) of pre-tax income.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. P&C, Global (Non-U.S.) P&C and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 8 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part 1 above).

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average foreign exchange rates for each period. The U.S. dollar fluctuated against the euro and other currencies in the third quarter and first nine months of 2006 compared to the same periods in 2005 and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. casualty line, which represented approximately 64% and 68% of net premiums written in this sub-segment in the third quarter and first nine months of 2006, respectively. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Gross premiums written	$194	3%	$187	$659	2%	$649
Net premiums written	194	3	187	659	2	649
Net premiums earned	$219	9	$200	$623	—	$624
Losses and loss expenses	(153)	(42)	(263)	(466)	(18)	(568)
Acquisition costs	(54)	13	(48)	(153)	3	(150)

Technical result(1)	$12	NM	$(111)	$4	NM	$(94)

Loss ratio(2)	69.8%		131.5%	74.7%		91.0%
Acquisition ratio(3)	24.7		24.0	24.6		24.0

Technical ratio(4)	94.5%		155.5%	99.3%		115.0%

NM:	not meaningful
(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 24% and 22% of total net premiums written in the third quarter and first nine months of 2006, respectively.

Three-month result

The increase in gross and net premiums written in the third quarter of 2006 resulted principally from the property line and was partially offset by a decline in the motor line. Net premiums written in the property line benefited from new treaties and continued strong pricing. Net premiums earned for this line further benefited from a) the seasonality in the earning pattern for U.S. wind business, which results in higher earned premiums in quarters with more wind exposure; and b) higher premiums written in the 2006 period than the corresponding 2005 period. While premiums for the motor line continued to decline due to treaty cancellations, increased risk retention by cedants, and increased competition, premiums for the casualty line were flat with relatively stable market conditions.

While there were noticeable differences in market conditions by line of business in this sub-segment, the market continued to provide profitable opportunities. The property line was the line most affected by the 2005 hurricanes, and catastrophe-exposed business benefited from improvements in pricing and terms and conditions during the July 1, 2006 renewals, despite increased but rational competition. Short-tail lines not exposed to catastrophes continued to see competitive conditions. Notwithstanding the sustained competition prevailing in this sub-segment, as well as the higher risk retention by cedants, the Company was able to pursue business that met its profitability objectives.

U.S. P&C (continued)

Nine-month result

While gross and net premiums written were 2% higher in the first nine months of 2006 compared to 2005, net premiums earned were flat. The property line had an increase in net premiums written and earned for the first nine months of 2006, while the motor line had a decrease and the casualty line was flat. Cedants reported more downward premium adjustments in the first nine months of 2006 in the casualty and property lines than in the same period in 2005; however, new treaties in the property line have more than made up for this. As the seasonality in earnings pattern for U.S. wind business resulted in higher earned premiums in the third quarter and lower earned premiums in the first and second quarters, commensurate with the wind exposure of each quarter, the net effect was not noticeable on a year-to-date basis.

The Company observed similar market conditions for the first nine months of 2006 to those described above for the three- month period.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the third quarter of 2006 reflected a) no large catastrophic losses; b) net favorable development on prior accident years of $3 million, or 1.4 points on the loss ratio of this sub-segment, including a net adverse loss development of $5 million related to Hurricanes Katrina, Rita and Wilma; and c) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned during the third quarter of 2006. The net favorable loss development of $3 million included net favorable loss development for prior accident years in the casualty line of $7 million and net adverse loss development in the motor and property lines of $4 million. In addition to the net adverse loss development on the 2005 hurricanes, the Company experienced loss reductions in business written in prior underwriting years, driven by loss activity below expectations. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss estimates for the casualty line (increased for the motor and property lines), which had the net effect of decreasing (increasing for the motor and property lines) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the third quarter of 2005 included a) losses in the amount of $86 million related to Hurricane Katrina and $11 million related to Hurricane Rita for a total impact of 48.2 points on the loss ratio of this sub-segment; and b) net adverse loss development of $24 million, or 11.7 points on the loss ratio of this sub-segment. The net adverse loss development of $24 million included net adverse loss development for prior accident years in the casualty and motor lines of $26 million, partially offset by net favorable loss development in the property line of $2 million.

The decrease of $110 million in losses and loss expenses from the third quarter of 2005 to 2006 included:

•	a decrease in large catastrophic losses of $97 million; and

•	an improvement of $27 million in net prior year loss development; and was partially offset by

•	an increase in losses and loss expenses of approximately $14 million resulting from the combination of the increase in the book of business and exposure, as evidenced by the increase in net premiums earned, and the slow erosion in profitability due to the increased competition during the 2006 period.

Nine-month result

The losses and loss expenses and loss ratio reported for the first nine months of 2006 reflected a) no large catastrophic losses; and b) net adverse development on prior accident years of $16 million, or 2.5 points on the loss ratio of this sub-segment, including a net adverse loss development of $26 million related to Hurricanes Katrina, Rita and Wilma. The net adverse loss development of $16 million included net adverse loss development for prior accident years in the property and motor lines and minimal net favorable development in the casualty line. The property line included net adverse loss development of $23 million related to the 2005 hurricanes and net favorable development on other losses. The casualty line included net adverse loss development of $3 million related to the 2005 hurricanes and net favorable development on other losses. In addition to the net adverse loss development on the 2005 hurricanes, the Company experienced loss reductions in business written in prior underwriting years, driven by loss activity below expectations. Based on the Company’s assessment of this loss information, the Company has increased its overall expected ultimate loss estimates for this sub-segment, which had the net effect of increasing prior year loss estimates.

U.S. P&C (continued)

The losses and loss expenses and loss ratio reported for the first nine months of 2005 included a) losses in the amount of $86 million related to Hurricane Katrina and $11 million related to Hurricane Rita for a total impact of 15.5 points on the loss ratio of this sub-segment; and b) net adverse loss development of $28 million, or 4.4 points on the loss ratio of this sub-segment. The net adverse loss development of $28 million included net adverse loss development for prior accident years in the casualty and motor lines of $39 million, partially offset by net favorable loss development in the property line of $11 million.

The decrease of $102 million in losses and loss expenses from the first nine months of 2005 to 2006 included:

•	a decrease in large catastrophic losses of $97 million; and

•	a decrease of $12 million in net adverse prior year development; and was partially offset by

•	an increase in losses and loss expenses of approximately $7 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month and nine-month result

The acquisition costs and acquisition ratio increased in the third quarter and first nine months of 2006 compared to 2005 primarily as a result of a modest shift from non-proportional to proportional business, which generally carries higher acquisition costs and acquisition ratio.

Technical result and technical ratio

Three-month result

The increase of $123 million in technical result and the corresponding decrease in the technical ratio from the third quarter of 2005 to the third quarter of 2006 was primarily attributable to a reduction in large catastrophic losses of $97 million, an improvement in net prior year development of $27 million, and was partially offset by normal fluctuations in profitability of approximately $1 million during the third quarter of 2006.

Nine-month result

The increase of $98 million in technical result and the corresponding decrease in the technical ratio from the first nine months of 2005 compared to the same period in 2006 was primarily attributable to a reduction in large catastrophic losses of $97 million, a reduction in net prior year development of $12 million, and was partially offset by a decrease of approximately $11 million in profitability resulting from the normal fluctuations in profitability between periods.

2006 Outlook

During the 2006 renewals, the Company saw that pricing and terms and conditions remained strong on lines exposed to the 2005 hurricanes, while short-tail non-catastrophe exposed property lines remained highly competitive. The casualty line experienced consistent and rational competition, and the Company expects to continue to pursue business that meets its profitability objectives. Considering the overall pricing indications and information received from cedants and brokers during the 2006 renewals, the timing of renewal of certain casualty treaties and Management’s decision to allocate more capacity to U.S. property lines experiencing strong pricing in 2006, Management believes that this sub-segment’s annual gross and net premiums written as well as net premiums earned will grow modestly in 2006.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented 83% and 76% of net premiums written for this sub-segment in the third quarter and first nine months of 2006, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written for this sub-segment. The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Gross premiums written	$154	12%	$137	$647	(11)%	$726
Net premiums written	154	12	137	645	(11)	724
Net premiums earned	$202	6	$191	$566	(13)	$647
Losses and loss expenses	(138)	16	(120)	(370)	(13)	(427)
Acquisition costs	(55)	12	(48)	(153)	(5)	(162)

Technical result	$9	(60)	$23	$43	(26)	$58
Loss ratio	68.4%		62.6%	65.4%		66.0%
Acquisition ratio	27.1		25.5	27.0		25.0

Technical ratio	95.5%		88.1%	92.4%		91.0%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 19% and 22%, of total net premiums written for the third quarter and first nine months of 2006, respectively.

Three-month result

The increase in gross and net premiums written and net premiums earned in 2006 resulted from the property and casualty lines of business and was partially offset by a decrease in the motor line. The third quarter is typically a low-renewal quarter, and competitive market conditions as well as increases in risk retention by cedants continued to prevail for this sub-segment, which reduced the opportunities for growth; however, the Company was able to increase its participations on treaties in the property and casualty lines. In addition to the continued increases in risk retention by cedants, the reduction in the motor line resulted from the Company’s decision to not renew treaties that do not meet the Company’s profitability objectives. The weakening of the U.S. dollar in the third quarter of 2006 contributed to the increase in net premiums written in this sub-segment, as the U.S. dollar weakened on average during the third quarter of 2006 compared to the third quarter of 2005, and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have increased by 9% and net premiums earned would have increased by 2%.

Nine-month result

The decline in gross and net premiums written and net premiums earned in 2006 resulted from all lines of business in this sub-segment, with the largest decrease coming from the motor line. The market conditions described in the three-month period above applied to the nine-month period, with the addition of increases in risk retention by cedants. The Company has remained selective in an increasingly competitive environment and has chosen to retain only that business that met its profitability objectives rather than focusing on premium volume. The strengthening of the U.S. dollar in the first nine months of 2006 compared to the same period in 2005 also contributed to the decrease in net premiums written in this sub-segment. Without the negative contribution of foreign exchange, gross and net premiums written would have declined by 7% and net premiums earned would have declined by 11%.

Global (Non-U.S.) P&C (continued)

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the third quarter of 2006 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $15 million, or 7.4 points on the loss ratio, including $3 million of net favorable loss development on Hurricane Katrina and the Central European floods; and c) an increase in the book of business and exposure for this sub-segment, as evidenced by the increase in net premiums earned during the third quarter of 2006. The net favorable loss development of $15 million, which included net favorable development of $24 million in the property and casualty lines and a net adverse development of $9 million in the motor line, resulted from a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business (adverse experience trends for the motor line), as losses reported by cedants during the third quarter of 2006 for prior accident years, and for treaties where the risk period expired, were lower (higher for the motor line) than the Company expected.

The losses and loss expenses and loss ratio reported in the third quarter of 2005 included losses in the amount of $12 million or 6.5 points on the loss ratio related to Hurricane Katrina and the Central European floods. In the third quarter of 2005, the net favorable loss development of $25 million, or 13.3 points on the loss ratio of this sub-segment, included net favorable loss development in all lines of business, primarily in the property line.

The increase of $18 million in losses and loss expenses from the third quarter of 2005 to the third quarter of 2006 included:

•	a decrease of $10 million in net favorable prior year development; and

•	an increase in losses and loss expenses of approximately $20 million resulting from the combination of a) the increase in the book of business and exposure, as evidenced by the increase in net premiums earned; b) modestly lower profitability on the business written in 2005 and 2006 that was earned during the 2006 period; and c) normal fluctuations in profitability between periods; and was partially offset by

•	a decrease in large catastrophic losses of $12 million.

Nine-month result

The losses and loss expenses and loss ratio reported in the first nine months of 2006 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $62 million, or 10.8 points on the loss ratio, including $5 million of net favorable loss development on Hurricanes Katrina and Wilma, the Central European floods and European winterstorm Erwin; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned during the first nine months of 2006. The net favorable loss development of $62 million, which included net favorable development of $72 million in the property and casualty lines and net adverse development of $10 million in the motor line, resulted from the same factors as those described in the three-month section above.

The losses and loss expenses and loss ratio reported in the first nine months of 2005 included losses in the amount $12 million related to Hurricane Katrina and the Central European floods and $2 million related to European winterstorm Erwin, which accounted in total for 2.2 points on the loss ratio for this sub-segment. In the first nine months of 2005, the net favorable loss development of $72 million, or 11.1 points on the loss ratio of this sub-segment, included net favorable loss development of $73 million for prior accident years in the property and casualty lines, partially offset by net adverse loss development of $1 million in the motor line.

Global (Non-U.S.) P&C (continued)

The decrease of $57 million in losses and loss expenses from the first nine months of 2005 to the same period in 2006 included:

•	a decrease in losses and loss expenses of approximately $53 million resulting from the offsetting effect of a) the decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned; b) modestly lower profitability on the business written in 2005 and 2006 that was earned during the 2006 period; and c) normal fluctuations in profitability between periods; as well as

•	a decrease in large catastrophic losses of $14 million; and was partially offset by

•	a decrease of $10 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month result

The increase in acquisition costs in the third quarter of 2006, compared to the same period in 2005, was primarily due to a) the increase in the Company’s book of business and exposure, as evidenced by the 6% increase in net premiums earned; b) higher sliding-scale commissions on profitable underwriting years; and c) higher acquisition costs on business written in 2006 resulting from the increased competition in this sub-segment. The increase in the related acquisition ratio results from the last two factors.

Nine-month result

The decrease in acquisition costs in the first nine months of 2006, compared to the same period in 2005, was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the 13% decrease in net premiums earned. This was partially offset by higher sliding-scale commissions on profitable underwriting years and higher acquisition costs on business written in 2006 resulting from the increased competition in this sub-segment. The increase in the related acquisition ratio results from the last two factors.

Technical result and technical ratio

Three-month result

The decrease of $14 million in technical result and the corresponding increase in the technical ratio from the third quarter of 2005 to 2006 was primarily explained by: a) a decrease of $10 million in net favorable prior year development; and b) a decrease of profitability of approximately $16 million resulting from the increased competition in this sub-segment; and was partially offset by c) a decrease of $12 million in large catastrophic losses.

Nine-month result

The decrease of $15 million in technical result and the corresponding increase in the technical ratio from the first nine months of 2005 to the same period in 2006 was primarily explained by: a) a decrease of $10 million in net favorable prior year development; and b) a decrease of profitability of approximately $19 million resulting from a combination of the reduction in the book of business and exposure, as evidenced by the decrease in net premiums earned, normal fluctuations in profitability between periods and a higher a priori loss ratio in 2006 reflecting compressed margins as pricing is not keeping up with loss cost trends; and was partially offset by c) a decrease of $14 million in large catastrophe losses.

2006 Outlook

During the 2006 renewals, the Company observed a continuation of the trend by cedants to increase their retentions and reinsurers to increase their competitive behavior. Terms, conditions and pricing continued to decline in several markets as a result of the increased competition, and the Company reduced the portion of its book of business that renewed on October 1, 2006 in this sub-segment. Based on the 2006 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects annual gross and net premiums written and net premiums earned to remain below the 2005 level for this sub-segment.

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

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Gross premiums written	$346	1%	$343	$1,304	3%	$1,262
Net premiums written	346	3	336	1,283	4	1,231
Net premiums earned	$430	6	$406	$1,112	2	$1,086
Losses and loss expenses	(153)	(76)	(633)	(472)	(54)	(1,018)
Acquisition costs	(87)	(5)	(92)	(221)	(5)	(233)

Technical result	$190	NM	$(319)	$419	NM	$(165)

Loss ratio	35.5%		155.8%	42.4%		93.7%
Acquisition ratio	20.3		22.6	19.9		21.5

Technical ratio	55.8%		178.4%	62.3%		115.2%

NM:	not meaningful

Premiums

The Worldwide Specialty sub-segment represented 43% of total net premiums written in the third quarter and first nine months of 2006.

Three-month result

Gross and net premiums written increased by 1% and 3%, respectively, in the third quarter of 2006, while net premiums earned increased by 6% compared to the same period in 2005. While the third quarter of 2005 included $33 million of reinstatement premiums related to Hurricane Katrina, the comparable period of 2006 included no reinstatement premiums and this impeded the growth of gross and net premiums written and net premiums earned for this sub-segment. On the other hand, the weakening of the U.S. dollar in the third quarter of 2006 compared to the same period in 2005 contributed to the growth in gross and net premiums written and net premiums earned by approximately 1 point in this sub-segment, as the U.S. dollar weakened on average during 2006 compared to 2005, and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Without the positive contribution of foreign exchange, gross premiums written would have been flat, and net premiums written and earned would have increased by approximately 2% and 5%, respectively, during the third quarter of 2006. The seasonality in the earning pattern for U.S. wind business, which results in higher earned premiums in quarters with more wind exposure, was the principal factor for the higher growth rate in net premiums earned compared to net premiums written.

Conditions observed by the Company for this sub-segment in the first six months of 2006 continued into the third quarter, as the improvements in pricing and terms and conditions observed since the third quarter of 2005 for catastrophe-exposed lines, such as the catastrophe, energy and marine lines, as well as the specialty property, agriculture and engineering lines are holding firm. In response to the current level of demand and attractive risk-adjusted pricing in this sub-segment, Management has increased the allocation of capacity to the catastrophe-exposed lines, which resulted in growth in premiums written during the third quarter of 2006 compared to 2005. Higher cedant retention and increased competition resulted in a decrease in premiums written for the other lines of business in this sub-segment.

Worldwide Specialty (continued)

Nine-month result

Gross and net premiums written increased by 3% and 4%, respectively, in the first nine months of 2006 compared to the same period in 2005, while net premiums earned increased by 2% for the same period. While the first nine months of 2005 included $35 million of reinstatement premiums related to Hurricane Katrina and European winterstorm Erwin, the comparable period of 2006 included no reinstatement premiums and this impeded the growth of gross and net premiums written and net premiums earned for this sub-segment. The strengthening of the U.S. dollar in the first nine months of 2006 compared to the same period in 2005 also impeded growth in gross and net premiums written by approximately 3 points and net premiums earned by approximately 2 points in this sub-segment during the first nine months of 2006 compared to 2005. Without the negative contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by approximately 6%, 7% and 4%, respectively, during the first nine months of 2006. As discussed in the three-month section above, improvements in pricing, terms and conditions observed in the first six months held firm into the third quarter of 2006, and Management has increased the allocation of capacity to catastrophe-exposed lines, which resulted in growth in premiums written during the first nine months of 2006 compared to 2005. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the third quarter of 2006 for this sub-segment reflected a) no large catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $55 million, or 12.7 points on the loss ratio. The net favorable loss development of $55 million was primarily due to net favorable loss emergence as losses reported by cedants during the third quarter of 2006 for prior accident years, including treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants in the third quarter of 2006 for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the third quarter of 2005 included losses in the amount of $453 million related to Hurricane Katrina, $26 million related to Hurricane Rita and $58 million related to the Central European floods for a total impact of 130.1 points on the loss ratio for this sub-segment (the loss ratio was adjusted for related reinstatement premiums). In the third quarter of 2005, the net favorable loss development of $89 million, or 21.8 points on the loss ratio for this sub-segment, included net favorable loss development of $102 million in all lines, except for the agriculture and specialty casualty lines that were affected by net adverse loss development of $13 million.

The decrease of $480 million in losses and loss expenses from the third quarter of 2005 to 2006 included:

•	a decrease in large catastrophic losses of $537 million; and was partially offset by

•	a decrease of $34 million in net adverse prior year development; and

•	an increase in losses and loss expenses of approximately $23 million resulting from the combination of the increase in the book of business and exposure, as evidenced by the increase in net premiums earned during the 2006 period, and normal fluctuations in profitability between periods.

Worldwide Specialty (continued)

Nine-month result

The losses and loss expenses and loss ratio reported in the first nine months of 2006 for this sub-segment reflected a) no large catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $157 million, or 14.1 points on the loss ratio. The net favorable loss development of $157 million reported in the first nine months of 2006 included net adverse development of $12 million relating to the 2005 hurricanes, the Central European floods and European winterstorm Erwin. The net favorable loss development was primarily due to the same factors as those reported in the three-month section above. Other than for losses related to the 2005 hurricanes, loss information provided by cedants in the first nine months of 2006 for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines except for the catastrophe line, which had the net effect of decreasing (increasing for the catastrophe line) the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the first nine months of 2005 included losses in the amount of $453 million related to Hurricane Katrina, $26 million related to Hurricane Rita, $58 million related to the Central European floods and $61 million related to European winterstorm Erwin for a total of 53.7 points on the loss ratio for this sub-segment (the loss ratio was adjusted for related reinstatement premiums). In the first nine months of 2005, the net favorable loss development of $177 million, or 16.3 points on the loss ratio of this sub-segment, included net favorable loss development of $197 million in all lines, except for the agriculture and specialty casualty lines that were affected by net adverse loss development of $20 million.

The decrease of $546 million in losses and loss expenses from the first nine months of 2005 to 2006 included:

•	a decrease in large catastrophe losses of $598 million; and was partially offset by

•	a decrease of $20 million in net favorable prior year development; and

•	an increase in losses and loss expenses of approximately $32 million resulting from the combination of the increase in the book of business and exposure, as evidenced by the increase in net premiums earned during the 2006 period, and modestly lower profitability overall on the business written in 2005 and 2006 that was earned during the first nine months of 2006.

Acquisition costs and acquisition ratio

Three-month and nine-month result

The decrease in acquisition costs and acquisition ratio in the third quarter and first nine months of 2006 compared to 2005 was primarily attributable to a) adjustments for certain treaties in the third quarter of 2005, which resulted in higher acquisition costs for the three-month and nine-month periods of 2005, as well as b) normal shifts between lines of business that carry different acquisition ratios.

Technical result and technical ratio

Three-month result

The increase of $509 million in technical result and the corresponding decrease in the technical ratio from the third quarter of 2005 to 2006 was primarily explained by:

•	the reduction of $506 million in large catastrophic losses (including net losses and loss expenses of $537 million and acquisition costs of $2 million, net of reinstatement premiums of $33 million related to the 2005 hurricanes and Central European floods); and

•	an increase of approximately $37 million in technical result resulting principally from higher net premiums earned for the wind-exposed lines, which suffered no large catastrophic losses in the third quarter of 2006, and normal fluctuations in quarterly movements; and were partially offset by

•	a reduction of $34 million in net favorable prior year development.

Worldwide Specialty (continued)

Nine-month result

The increase of $584 million in technical result and the corresponding decrease in the technical ratio from the first nine months of 2005 to 2006 was primarily explained by:

•	the decrease of $565 million in large catastrophe losses in the 2006 period (including net losses and loss expenses of $598 million and acquisition costs of $2 million, net of reinstatement premiums of $35 million, related to the 2005 hurricanes, Central European floods and European winterstorm Erwin); and

•	an increase of approximately $39 million in technical result resulting principally from higher net premiums earned for the wind-exposed lines, which suffered no large catastrophic losses in 2006, and normal fluctuations in movements between periods; and was partially offset by

•	a decrease of $20 million in the net favorable prior year development in the 2006 period.

2006 Outlook

Management expects that the environment for U.S. wind-exposed lines will remain strong during the remainder of 2006, as these lines will continue to benefit from a reduction of reinsurance capacity following the 2005 hurricanes. Based on the 2006 pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects annual gross and net premiums written and net premiums earned for this sub-segment to be flat to modestly positive in 2006.

ART Segment

The ART segment comprises structured risk transfer, principal finance (previously referred to as the structured finance unit), weather related products and strategic investments, which includes the interest in earnings of the Company’s equity investment in Channel Re. The new name for the structured finance unit reflects the expansion of this unit into project finance and real estate related asset classes, in addition to the structured finance asset class.

As revenues in this segment are recorded either as premiums or other income (in the case of derivative contracts and contracts that do not qualify for reinsurance accounting), premiums alone are not a representative measure of activity in ART. This segment is very transaction driven, and revenues and profit trends will be uneven, especially given the relatively small size of this segment. Accordingly, profitability or growth in any period is not necessarily predictive of future profitability or growth. The following table provides the components of the underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Gross premiums written	$4	$8	$30	$21
Net premiums written	4	8	30	21
Net premiums earned	$8	$10	$22	$16
Losses and loss expenses	(4)	(13)	(11)	(14)
Acquisition costs	(1)	(1)	(3)	(2)

Technical result	$3	$(4)	$8	$—
Other income	8	9	28	20
Other operating expenses	(5)	(3)	(13)	(10)

Underwriting result	$6	$2	$23	$10
Interest in earnings of equity investments	$3	$2	$8	$7

Three-month result

Underwriting result for the ART segment increased by $4 million, from $2 million in the third quarter of 2005 to $6 million in the third quarter of 2006. While the third quarter of 2005 included a net underwriting loss of $6 million related to Hurricane Katrina, the corresponding period of 2006 included one large loss of $3 million.

ART Segment (continued)

Nine-month result

Underwriting result for the ART segment increased by $13 million, from $10 million in the first nine months of 2005 to $23 million in 2006. While the first nine months of 2005 included a net underwriting loss of $6 million related to Hurricane Katrina, the corresponding period of 2006 included one large loss of $6 million as well as net favorable loss development of $1 million related to the 2005 hurricanes. The ART segment benefited from the early termination of a number of longer term contracts, which led to accelerated profit recognition for the terminated contracts, and stronger results on weather products, and this explains most of the growth in underwriting result for this segment.

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

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Gross premiums written	$115	9%	$105	$364	8%	$336
Net premiums written	110	6	103	351	8	325
Net premiums earned	$115	6	$108	$342	7	$319
Life policy benefits	(93)	14	(82)	(262)	7	(244)
Acquisition costs	(24)	(21)	(30)	(89)	5	(86)

Technical result	$(2)	44	$(4)	$(9)	12	$(11)
Other operating expenses	(8)	24	(6)	(22)	22	(18)
Net investment income	13	(3)	13	37	(4)	38

Allocated underwriting result(1)	$3	(7)	$3	$6	(43)	$9

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 13% and 12% of total net premiums written in the third quarter and first nine months of 2006, respectively.

Three-month result

Gross and net premiums written increased by 9% and 6%, respectively, in the third quarter of 2006 compared to the same period in 2005. Growth in gross and net premiums written and net premiums earned originated from the mortality line and was partially offset by reductions in the health and longevity lines. Growth in the mortality line resulted from intrinsic growth in the business written by the Company’s cedants, which resulted in more volume ceded to the Company on the existing treaties, and new business generated by the Company. While the decrease in the health line for the third quarter of 2006 resulted from the conversion of a proportional treaty to the non-proportional basis, the decrease in the longevity line resulted primarily from one cedant that had a decrease in production throughout 2006. The U.S. dollar has weakened on average in the third quarter of 2006 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Without the positive effects of changes in average foreign exchange rates, gross and net premiums written and net premiums earned would have grown by approximately 5%, 3% and 3%, respectively, in the third quarter of 2006 compared to 2005.

Life Segment (continued)

Nine-month result

The increase in gross and net premiums written and net premiums earned during the first nine months of 2006 compared to the same period in 2005 was attributable to the same reasons as those described in the three-month section above with the addition that the decline in the health line also resulted from the Company not renewing treaties that did not meet its profitability objectives. Furthermore, the U.S. dollar has strengthened on average in the first nine months of 2006 and foreign exchange movements have impeded growth in premiums by approximately 3% in the first nine months of 2006 compared to the same period in 2005. Without the negative effects of changes in average foreign exchange rates, both gross and net premiums written would have grown by approximately 11% for this period, while net premiums earned would have grown by approximately 10%.

Life policy benefits

Three-month result

The life policy benefits increased by $11 million, or 14%, in the third quarter of 2006 principally as a result of a) the increase in the book of business and exposure, as evidenced by the 6% increase in net premiums earned for this sub-segment; and b) the Company’s reserve strengthening on certain treaties in the mortality line totaling approximately $4 million in the third quarter of 2006.

Nine-month result

The life policy benefits increased by $18 million, or 7%, in the first nine months of 2006 compared to the same period in 2005. This was primarily attributable to the increase in the book of business and exposure, as evidenced by the 7% increase in net premiums earned for this segment. The first nine months of 2006 included offsetting movements as the impact of the Company’s reserve strengthening on certain treaties totaling approximately $4 million in the third quarter of 2006 and reserve strengthening of $5 million in the second quarter of 2006 was significantly offset by lower reported losses on one annuity treaty and treaties in the health line.

Acquisition costs

Three-month result

The acquisition costs decreased by $6 million or 21% in the third quarter of 2006 compared to the same period in 2005. The decrease is principally attributable to one treaty, which was restructured in the second quarter of 2006 and has lower acquisition costs.

Nine-month result

The increase of $3 million, or 5%, in acquisition costs in the first nine months of 2006 compared to the same period in 2005 was primarily attributable to the increase in the book of business and exposure, as evidenced by the 7% growth in net premiums earned for this segment in the 2006 period and normal shifts in the mix of business.

Net investment income

Three-month and nine-month result

Net investment income for the third quarter and first nine months of 2006 decreased by 3% and 4%, respectively, for this segment compared to the same periods of 2005, resulting primarily from lower funds held balances in the 2006 periods compared to the same periods in 2005.

Allocated underwriting result

Three-month and nine-month result

The deterioration in allocated underwriting result in the first nine months of 2006 compared to 2005 was primarily attributable to higher operating expenses, resulting principally from higher bonus accrual in the 2006 period and lower investment income on funds held balances.

Life Segment (continued)

2006 Outlook

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects that annual gross and net premiums written and net premiums earned for this segment will continue to grow in 2006.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business was as follows:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Non-life
Property and Casualty
Property	19%	16%	19%	19%
Casualty	18	18	18	19
Motor	6	8	7	9
Worldwide Specialty
Agriculture	5	3	4	3
Aviation/Space	7	8	5	6
Catastrophe	8	11	14	12
Credit/Surety	6	8	5	6
Engineering	6	6	5	4
Energy	3	1	2	1
Marine	3	3	3	3
Specialty property	2	1	2	2
Specialty casualty	3	3	3	4
ART	1	1	1	1
Life	13	13	12	11

Total	100%	100%	100%	100%

Total net premiums written increased by 5% and 1% in the third quarter and the first nine months of 2006, respectively, compared to the same periods in 2005. The U.S. dollar weakened during the third quarter and strengthened during the first nine months of 2006 compared to the same periods in 2005 and premiums denominated in currencies that appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates in the third quarter of 2006, whereas premiums denominated in currencies that depreciated against the U.S dollar were converted into U.S dollars at lower exchange rates in the first nine months of 2006. Without the positive contribution of foreign exchange, net premiums written would have increased by 3% in the third quarter of 2006 and without the negative contribution of foreign exchange, they would have increased by 3% in the first nine months of 2006, when compared to the same periods in 2005. Foreign exchange fluctuations affected the comparison for all lines. The catastrophe line included reinstatement premiums of $40 million related to Hurricane Katrina in the three-month period and $42 million related to Hurricane Katrina and European winterstorm Erwin for the nine-month period of 2005, which affected the comparisons for that line.

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

•	Property: As this line benefited from the strongest pricing among the P&C lines, the U.S. P&C and Global (Non-U.S.) P&C sub-segments took advantage of the strong market conditions and contributed nearly equally to the increase in this line for the third quarter of 2006;

•	Motor: the decrease for the three-month and nine-month periods of 2006 in the motor line resulted from higher risk retention by cedants and Management’s decision not to renew certain treaties in the U.S. P&C and Global (Non-U.S.) P&C sub-segments when the profitability did not meet the Company’s objectives; and

•	Catastrophe and energy: the catastrophe and energy lines, which were exposed to the 2005 hurricanes, benefited from improvements in pricing and terms and conditions following these events. In response to the current level of demand and attractive risk-adjusted pricing in these lines, Management has increased the allocation of capacity to the catastrophe-exposed lines, which resulted in growth in premiums written for these lines during the third quarter and first nine months of 2006 (after adjustment for reinstatement premiums in the 2005 periods).

2006 Outlook

Based on 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects that annual net premiums written for the catastrophe and other U.S. wind-exposed lines will grow in 2006, while premiums for the motor line will decrease. Management expects no significant changes in the distribution of net premiums written for other lines of business.

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

The distribution of gross premiums written by type of treaty was as follows:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Non-life Segment
Proportional	59%	56%	48%	49%
Non-proportional	21	24	34	34
Facultative	6	6	5	5
Life Segment
Proportional	13	13	11	10
Non-proportional	—	—	1	1
ART Segment
Non-proportional	1	1	1	1

Total	100%	100%	100%	100%

The above distribution of gross premiums written by type of treaty is affected by the timing of renewals of treaties and changes in the allocation of capacity among lines of business, as well as reinstatement premiums related to large catastrophic losses, which originate from non-proportional treaties.

The shift from the non-proportional to the proportional basis for the Non-life segment in the third quarter of 2006 resulted principally from a decrease in reinstatement premiums, as $33 million of non-proportional reinstatement premiums related to the 2005 hurricanes were recorded in the third quarter of 2005. The percentage of non-proportional business did not change for the Non-life segment for the nine-month periods, as the 2006 period included increased non-proportional business, written primarily in wind-exposed lines, while the 2005 period included $35 million of reinstatement premiums related to the 2005 hurricanes and European winterstorm Erwin.

2006 Outlook

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

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written was as follows:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
North America	43%	45%	43%	40%
Europe	40	40	43	47
Asia, Australia and New Zealand	9	8	8	8
Latin America, Caribbean and Africa	8	7	6	5

Total	100%	100%	100%	100%

The distribution of gross premiums for all non-U.S. regions was affected by foreign exchange fluctuations. As the U.S. dollar weakened during the third quarter and strengthened during the first nine months of 2006 compared to the same periods in 2005, premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates for the third quarter and premiums denominated in currencies that have depreciated against the U.S dollar were converted into U.S. dollars at lower exchange rates for the first nine months of the year. The above distribution was also affected by reinstatement premiums, as $40 million and $42 million of reinstatement premiums related to the 2005 hurricanes and European winterstorm Erwin were recorded in the three-month and nine-month periods of 2005, respectively. Additionally, Management increased the allocation of capacity to areas exposed to U.S. wind as they showed better pricing and terms and conditions in the third quarter and first nine months of 2006. This contributed to the higher distribution of gross premiums written in North America for the three-month period (adjusted for the impact of reinstatement premiums) and nine-month period.

2006 Outlook

Based on 2006 pricing indications and renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects that the annual distribution by geographic region will reflect a modest increase in North America.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The following table summarizes the percentage of gross premiums written by source:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Broker	69%	66%	69%	63%
Direct	31	34	31	37

The shift from direct to broker in the third quarter and first nine months of 2006 compared to 2005 reflected a) the increase of gross premiums written in North America (as discussed above in the section Premium Distribution by Geographic Region), where premiums are written predominantly on a broker basis; and b) the increase in the catastrophe line, where premiums are written predominantly on a broker basis.

2006 Outlook

Based on 2006 renewal information from cedants and brokers, and assuming constant foreign exchange rates, the Company expects an increase in the production of gross premiums written through brokers during 2006.

Net Investment Income

The following table provides net investment income by asset source (in millions of U.S. dollars):

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Fixed maturities	$86	21%	$71	$240	12%	$215
Equities	7	10	7	25	34	19
Short-term investments, trading securities, and cash and cash equivalents	17	126	7	44	179	16
Funds held and other	10	(14)	11	28	(15)	33
Investment expenses	(5)	45	(3)	(14)	14	(13)

Net investment income	$115	23	$93	$323	20	$270

Three-month result

Net investment income increased in the third quarter of 2006 compared to 2005 for the following reasons:

•	net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in the third quarter of 2006 compared to the same period in 2005, primarily due to the increase in the asset base resulting from the reinvestment of cash flows from operations of $806 million generated since September 30, 2005, as well as cash proceeds of $549 million received from the Company’s capital raises in October 2005;

•	the Company decreased its average allocation to equities in the second quarter of 2006 and this resulted in a slower growth in net investment income for equities compared to other asset sources;

•	the Company increased its average allocation to short-term and trading securities since the third quarter of 2005 and this, combined with the increase in the asset base, resulted in an increase in net investment income for these asset sources;

•	the weakening of the U.S. dollar in the third quarter of 2006 compared to the same period of 2005, which improved growth in net investment income in the third quarter of 2006 by approximately 1%.

The foregoing contributors to net investment income growth were partially reduced by:

•	a reduction in investment income on funds held in the third quarter of 2006, as funds held balances were $51 million lower at the beginning of the third quarter of 2006 than at the beginning of the third quarter of 2005.

Nine-month result

Net investment income increased in the nine months of 2006 compared to 2005 for the following reasons:

•	net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in the first nine months of 2006 compared to the same period in 2005, for the same reasons as those described in the three-month section above. The foregoing contributors to net investment income growth were partially reduced by:

•	a reduction in investment income on funds held in the first nine months of 2006, as the funds held asset base at the beginning of 2006 was $129 million lower than at the beginning of 2005.

2006 Outlook

The Company expects that the combination of the following items should contribute to higher net investment income in 2006 compared to 2005:

•	increases in interest rates observed during the first nine months of 2006, which are expected to persist during the remainder of 2006;

•	larger asset base at September 30, 2006; and

•	expected positive cash flows from operations generated during 2006, despite higher expected claim payments on the large 2005 catastrophic loss events.

Net Realized Investment Gains or Losses

The components of net realized investment gains or losses were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Net realized investment (losses) gains on available for sale fixed maturities and short-term investments, excluding other-than-temporary impairments	$(1)	$11	$(21)	$29
Net realized investment gains on available for sale equities, excluding other-than-temporary impairments	16	37	62	114
Other-than-temporary impairments	(3)	—	(24)	(4)
Net realized investment (losses) gains on trading securities	(3)	5	2	9
Change in net unrealized investment gains or losses on trading securities	5	—	—	(7)
Net realized investment gains (losses) on designated hedging activities	3	—	7	(1)
Other realized and unrealized investment gains (losses)	6	3	(7)	9

Total net realized investment gains	$23	$56	$19	$149

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

Three-month result

The modest decline in interest rates during the third quarter of 2006 led to increases in market value of the Company’s fixed income securities, and reduced the unrealized loss position of our fixed income portfolio compared to June 30, 2006. However, the decrease in rates during the third quarter of 2006 was modest and many fixed income securities remained in an unrealized loss position. The Company’s equity securities also experienced an increase in value compared to June 30, 2006, as the capital market environment rallied during the third quarter, and ended the third quarter in an unrealized gain position. During the third quarter of 2006, the Company sold both securities that generated realized investment gains and securities that generated realized investment losses. Sales of fixed income securities during the third quarter generated modestly higher realized investment losses than realized investment gains, resulting in a net loss of $1 million, while sales of equity securities generated higher realized investment gains than realized investment losses.

Nine-month result

Following an overall rise in interest rates during the first nine months of 2006, compared to the same period of 2005, the majority of the Company’s fixed income securities decreased in value and sales of fixed income securities generated more realized investment losses than realized investment gains. Fixed income securities also incurred other-than-temporary impairment charges of $24 million for the nine months ended September 30, 2006. Although the Company’s equity securities also experienced net realized investment losses in the difficult capital market environment prevailing during the second quarter of 2006, the equity portfolio benefited from a favorable environment during the first and third quarters of 2006 and generated more realized investment gains than realized investment losses for the nine months ended September 30, 2006, albeit at a lower level than in 2005.

Other Income

Other income primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. See the discussion of the ART segment included in the section Review of Net Income above.

Other Operating Expenses

The other operating expenses were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2006	% Change 2006 over 2005	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	% Change 2006 over 2005	For the nine months ended September 30, 2005
Other operating expenses	$81	27%	$64	$231	10%	$211

Three-month result

Other operating expenses are comprised primarily of personnel and infrastructure costs and represented 8.3% and 7.0% of total net premiums earned (both life and non-life) for the third quarters of 2006 and 2005, respectively. The overall increase of 27% for the three months ended September 30, 2006 consisted primarily of increases in personnel costs of $19 million, including bonus accrual and stock-based compensation expense, partially offset by a decrease of $2 million in fixed asset depreciation and other costs. The adoption on January 1, 2006 of SFAS 123R contributed $1.5 million of the increase in personnel costs in the third quarter of 2006. The weakening of the U.S. dollar in the third quarter of 2006 compared to the same period in 2005 added approximately 2 points to the increase as other operating expenses denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher exchange rates. Without the adverse contribution of foreign exchange, other operating expenses would have increased by 25% in the third quarter of 2006 compared to 2005.

Nine-month result

Other operating expenses represented 8.7% and 7.8% of total net premiums earned (both life and non-life) in the first nine months of 2006 and 2005, respectively. The overall increase of 10% for the first nine months of 2006 consisted primarily of increases in personnel costs of $27 million, including bonus accrual and stock-based compensation expense, partially offset by decreases of $4 million in fixed asset depreciation and $3 million in other costs. The adoption on January 1, 2006 of SFAS 123R contributed $2.7 million of the increase in personnel costs in the first nine months of 2006. The strengthening of the U.S. dollar in the first nine months of 2006 compared to the same period in 2005 reduced the increase by approximately 2 points. Without the favorable contribution of foreign exchange, other operating expenses would have increased by 12% in the first nine months of 2006 compared to 2005.

Financial Condition and Liquidity and Capital Resources

Investments

The total of investments and cash and cash equivalents was $10.3 billion at September 30, 2006, compared to $9.6 billion at December 31, 2005. The major factors influencing the increase in the nine-month period ended September 30, 2006 were:

•	net cash provided by operating activities of $644 million;

•	increase in net payable for securities purchased, including equity securities sold but not yet repurchased, of $17 million;

•	net issuance of the Company’s common shares under the Company’s equity plans of $5 million;

•	other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $184 million; offset by

•	decrease in the market value (realized and unrealized) of the investment portfolio of $28 million resulting from the decrease in market value of the fixed income portfolio of $63 million, offset by the increase in market value of the equity portfolio of $35 million; and

•	dividend payments on common and preferred shares totaling $94 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities in terms of both duration and currency composition to protect the Company against changes in interest and foreign exchange rates. Capital funds represent the capital of the Company and contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines, which include issuer and sector concentration limitations. Capital funds may be invested in investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity investments, and convertible fixed-income securities. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

The Company’s investment strategy allows the use of derivative instruments such as futures contracts, credit default swaps, written covered call options and foreign exchange forward contracts, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways. The Company may also use written covered call options to enhance the investment performance of the equity portfolios, under strict guidelines and limitations. The Company’s investment strategy also allows, to a limited extent, the use of equity short sales, which represent sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a close-to-equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute positive returns.

At September 30, 2006, the liability funds totaled $6.5 billion and were comprised of cash and cash equivalents and high-quality fixed income securities. The capital funds, which totaled $3.9 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stock, private equity investments, and convertible fixed income securities. At September 30, 2006, approximately 96% of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) compared to 94% at December 31, 2005.

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $404 million), consisting primarily of its investment in Channel Re and other investments in non-publicly traded companies, private placement equity investments, private equity funds, and other specialty asset classes, the valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

During the second quarter of 2006, the Company decreased its allocation to equity investments and increased its allocation to cash and cash equivalents, trading securities and U.S. Government securities. Nearly all of the new cash flows added in the first six months of 2006 were invested in cash and cash equivalents or short-term fixed income securities to keep the portfolio duration shorter than its neutral duration. In the third quarter of 2006, the Company reallocated some cash and cash equivalents to U.S. Government securities to bring the duration of the investment portfolio to a neutral duration tied to the estimated duration of the Company’s liabilities. The third quarter reallocation resulted in a 10% increase in U.S. Government securities and an 11% decrease in cash and cash equivalents of the total investment portfolio percentage allocation by class of invested assets since June 30, 2006.

At September 30, 2006, the average duration of the Company’s investment portfolio was 3.7 years, compared to 3.3 years at December 31, 2005 and June 30, 2006. At September 30, 2006, fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.8% compared to 4.5% at December 31, 2005, reflecting the increase in interest rates during the first nine months of 2006. The Company’s investment portfolio generated a total return of 5.3% for the nine-month period ended September 30, 2006. Investment income and the increase in the market value of the equity portfolios as well as the weaker U.S. dollar during the first nine months contributed to the positive total return. The total return was partially reduced by the impact of the increase in interest rates during the period.

For accounting purposes, the Company’s investment portfolio is categorized according to two distinct accounting classifications –available for sale and trading securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2 to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K/A.

At September 30, 2006, investments classified as available for sale comprised approximately 98% of the Company’s total investments (excluding other invested assets), with 2% being classified as trading securities. Included in the available for sale category is the Company’s portfolio of fixed maturity securities, comprised primarily of investment-grade securities issued by the U.S. government or U.S. government sponsored agencies, state and foreign governments, corporate debt securities, mortgage and asset-backed securities, short-term investments and equity securities. In addition, as part of its investment strategy, the Company invests a small percentage of its portfolio in below investment-grade bonds, which are also classified as available for sale.

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at September 30, 2006 were as follows (in millions of U.S. dollars):

September 30, 2006	Cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturities
- U.S. government	$1,446	$8	$(10)	$1,444
- states or political subdivisions of states of the U.S.	2	—	—	2
- other foreign governments	2,170	25	(22)	2,173
- corporate	2,491	36	(21)	2,506
- mortgage/asset-backed securities	1,697	7	(26)	1,678

Total fixed maturities	7,806	76	(79)	7,803
Short-term investments	106	—	—	106
Equities	1,072	91	(20)	1,143

Total	$8,984	$167	$(99)	$9,052

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at September 30, 2006 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair value	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross Unrealized losses
Fixed maturities	$2,802	$(31)	$1,916	$(48)	$4,718	$(79)
Short-term investments	86	—	—	—	86	—
Equities	307	(18)	50	(2)	357	(20)

Total	$3,195	$(49)	$1,966	$(50)	$5,161	$(99)

At September 30, 2006, the Company had more than 500 securities with gross unrealized losses. Total gross unrealized losses on fixed maturities were $79 million at September 30, 2006, of which $73 million were attributable to investment-grade securities and $6 million were attributable to securities rated below investment-grade. The challenging capital market environment had a negative impact on the Company’s fixed income portfolios during the first nine months of 2006, as increases in interest rates led to a reduction in the market value of the fixed income portfolios. Accordingly, the Company recorded $24 million in other-than-temporary impairment charges in the first nine months of 2006. The Company’s investment security with the largest unrealized loss position at September 30, 2006, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $6.7 million, representing 2.3% of the amortized cost of the security, which is rated AAA. This unrealized loss is due to changes in interest rates.

The unrealized losses on the Company’s investments in U.S. government and foreign government securities resulted from interest rate increases. The majority of the governments securities are rated AAA, and the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The Company’s unrealized losses on investments in corporate bonds were primarily due to interest rate increases. The large majority of the unrealized losses on the corporate bond investments related to investment-grade securities. The unrealized losses on these high quality corporate bonds were distributed proportionately across many industries, with the largest portion of unrealized losses in the finance and industrial sectors. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were due to interest rate increases. Almost all the mortgage and asset-backed securities were issued by agencies of the U.S. government, and therefore, it is expected that the securities would not be settled at a price less than the amortized cost of the securities.

The Company’s investments in equity securities consist primarily of investments in common stock of companies in various industries and investments in private equity funds. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. The largest equity security with an unrealized loss at September 30, 2006, for which an other-than-temporary impairment charge has not been taken, was an equity security with an unrealized loss of $4.5 million, representing 25.4% of the cost of the security. This equity security carried an unrealized loss for less than three months.

The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. The Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value, and after considering the other-than-temporary impairment charges taken, does not consider those investments to be other-than-temporarily impaired at September 30, 2006. At September 30, 2006, Management believes that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

The market value of the investment securities classified as trading securities was $218 million and $220 million at September 30, 2006 and December 31, 2005, respectively. Included in the total market value of trading securities at September 30, 2006 was $98 million related to convertible fixed income securities and $120 million related to equity securities. At September 30, 2006 and December 31, 2005, the net unrealized investment gain on trading securities was approximately $5 million and $10 million, respectively.

Included in net payable for securities purchased at September 30, 2006 and December 31, 2005 was $74 million and $102 million, respectively, of equity securities sold but not yet purchased, which represents sales of securities not owned at the time of the sale. Included in the change in net unrealized investment gains on trading securities for the nine months ended September 30, 2006, is a change in net unrealized investment gains on equity securities sold but not yet purchased of $5 million.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at September 30, 2006:

% of total fixed income securities
Rating Category
AAA	69%
AA	4
A	13
BBB	10
Below investment-grade/unrated	4

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at September 30, 2006, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
One year or less	$808	$806
More than one year through five years	2,933	2,927
More than five years through ten years	2,174	2,173
More than ten years	300	325

Subtotal	6,215	6,231
Mortgage/asset-backed securities	1,697	1,678

Total	$7,912	$7,909

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at September 30, 2006, was as follows (in millions of U.S. dollars):

	Amortized cost	Fair value	Gross Unrealized losses
One year or less	$703	$700	$(3)
More than one year through five years	1,756	1,728	(28)
More than five years through ten years	1,159	1,138	(21)
More than ten years	63	62	(1)

Subtotal	3,681	3,628	(53)
Mortgage/asset-backed securities	1,202	1,176	(26)

Total	$4,883	$4,804	$(79)

Realized Gains and Losses

Proceeds from the sale of investments classified as available for sale for the nine months ended September 30, 2006 and 2005 were $11,125 million and $6,916 million, respectively. Realized investment gains and losses on securities classified as available for sale for the nine months ended September 30, 2006 and 2005, were as follows (in millions of U.S. dollars):

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Gross realized gains	$206	$208
Gross realized losses, excluding other-than-temporary impairments	(165)	(65)
Other-than-temporary impairments	(24)	(4)

Total net realized investment gains on securities classified as available for sale	$17	$139

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

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio in the aggregate amount of $24 million and $4 million, for the nine months ended September 30, 2006 and 2005, respectively. The increase is mainly due to a sustained higher interest rate environment in 2006 relative to 2005 leading to larger unrealized losses on the Company’s fixed income portfolios. Typically, the Company considers impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security. In the determination of other-than-temporary impairments, the Company considers several factors and circumstances, including general economic and financial market conditions, the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and factors that may raise doubts about the issuer’s ability to continue as a going concern. Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income, except for those related to trading securities, which are recorded immediately as realized investment losses. See Note 6 to Unaudited Condensed Consolidated Financial Statements in Item I for a discussion of FSP FAS 115-1 and FAS 124-1.

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of September 30, 2006 and December 31, 2005, the Company recorded $991 million and $971 million, respectively, of funds held assets in its Consolidated Balance Sheets, representing 7% of the Company’s total assets. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide the cedant with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

Approximately 64% of the funds held assets at September 30, 2006 earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at September 30, 2006, ranged from 1.5 % to 5.2%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is only exposed to the credit risk of the cedant.

With respect to the remainder of the funds held assets at September 30, 2006, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the cedant, including fluctuations in the market value of the underlying assets. One such treaty is a retrocessional agreement under which the Company receives more limited data than what is generally received under a direct reinsurance agreement. In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the cedant, the risk of loss to the Company is somewhat mitigated, as the Company generally has the ability to offset a shortfall in the funds held assets with amounts owed to the cedant. The Company also has several property and casualty treaties in which the investment performance of the net funds held corresponds to the interest income on the assets held by the cedant; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivative Implementation Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also a resulting offsetting adjustment to deferred acquisition costs related to this business. At September 30, 2006, the cumulative value of such embedded derivatives was determined to be a loss of approximately $2.7 million, which is offset by an equivalent but opposite adjustment to deferred acquisition costs.

Unpaid losses and loss expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At September 30, 2006 and December 31, 2005, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,800 million and $6,738 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $6,636 million and $6,552 million, respectively.

The following table provides a reconciliation of the net non-life losses and loss expenses for the first nine months of 2006:

Net unpaid losses and loss expenses at December 31, 2005	$6,552
Net incurred losses related to:
Current year	1,522
Prior years	(203)

1,319
Net paid losses	(1,422)
Effects of foreign exchange rate changes	187

Net unpaid losses and loss expenses at September 30, 2006	$6,636

See Results by Segment in Item 2 of this report for a discussion of prior years’ reserve developments of $203 million.

The non-life ratio of paid losses to net premiums earned was 61% and 45% for the nine months ended September 30, 2006 and 2005, respectively, while the non-life ratio of paid losses to incurred losses was 108% and 53% for the nine months ended September 30, 2006 and 2005, respectively. The higher non-life ratio of paid losses to net premiums earned in the first nine months of 2006 resulted from payments on the 2005 large catastrophes and the 2004 Atlantic hurricanes. The higher non-life ratio of paid losses to incurred losses in 2006 reflected the low large loss activity in the first nine months of 2006 compared to $723 million of losses incurred for hurricanes Katrina and Rita, the Central European floods, as well as winterstorm Erwin, in the first nine months of 2005.

At September 31, 2006 and December 31, 2005, the Company recorded gross policy benefits for life and annuity contracts of $1,347 million and $1,224 million, respectively, and net policy benefits for life and annuity contracts of $1,309 million and $1,193 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the first nine months of 2006:

Net policy benefits for life and annuity contracts at December 31, 2005	$1,193
Net incurred losses	262
Net paid losses	(215)
Effects of foreign exchange rate changes	69

Net policy benefits for life and annuity contracts at September 30, 2006	$1,309

See Critical Accounting Policies and Estimates in Item 2 of this report for additional information concerning losses and loss expenses.

Contractual obligations and commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2005 Annual Report on Form 10-K/A. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at September 30, 2006 have not changed significantly since December 31, 2005 and there were no changes to contractual obligations that were not part of usual operations in the first nine months of 2006.

See Shareholders’ Equity and Capital Management for more information on the 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts) issued on November 7, 2006 and the anticipated use of the net proceeds from the CENts for the redemption of all the 7.90% trust preferred securities issued in 2001.

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

Included in the total credit facilities available to the Company at September 30, 2006, is a $700 million five-year syndicated, unsecured credit facility. This credit facility enables the Company to potentially increase the available credit from $700 million to $1 billion. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly. The Company’s senior unsecured debt ratings are currently A (negative outlook) and A2 (stable) by Standard & Poor’s and Moody’s, respectively.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. In addition, the long-term debt and capital securities issued by the Company and its subsidiaries contain various customary default, cross payment and acceleration provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At September 30, 2006, the Company was in compliance with all required covenants, and no conditions of default existed related to any of the Company’s debt, capital securities or credit facilities.

Shareholders’ Equity and Capital Management

Shareholders’ equity at September 30, 2006, was $3.5 billion, a 15% increase compared to $3.1 billion at December 31, 2005. The major factors contributing to the increase in shareholders’ equity in the nine-month period ended September 30, 2006 were:

•	net income of $507 million;

•	a $46 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe SA’s financial statements into U.S. dollars;

•	a net increase in common shares and additional paid-in capital of $24 million, due to the issuance of common shares under the Company’s equity plans and the share-based compensation expense; offset by

•	a $31 million decrease in net unrealized gains and losses on investments, net of deferred taxes, recorded in shareholders’ equity resulting from changes in fair value due to the increase in interest rates, realization of net gains on sales of securities and other-than-temporary impairments, offset by the weakening of the U.S. dollar; and

•	dividends declared on both the Company’s common and preferred shares of $94 million.

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

Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that over time growth in the Company’s book value per share should translate into growth in the Company’s stock price. Book value per share is calculated using the common shareholders’ equity divided by the number of fully diluted shares outstanding. Book value is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its fixed income portfolio. In the first nine months of 2006, the Company’s book value per share increased by 17% from the December 31, 2005 book value per share of $44.57. Notwithstanding the interest rate increase in the first nine months of 2006 (which reduced the value of the Company’s fixed income portfolio), the Company grew its book value by $7.75 per share to $52.32 per common and common share equivalents outstanding.

The table below sets forth the capital structure of the Company at September 30, 2006 and December 31, 2005 (in millions of U.S. dollars):

	September 30, 2006		December 31, 2005
Capital Structure:
Long-term debt	$620	14%	$620	16%
Trust preferred securities, aggregate liquidation (1)	200	5	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	7	290	7
6.5% Series D cumulative preferred shares, aggregate liquidation	230	5	230	6
Common shareholders’ equity	3,025	69	2,573	66

Total Capital	$4,365	100%	$3,913	100%

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Subsequent to the 2005 large catastrophic loss events, the Company entered into a range forward sale agreement to sell up to 6.7 million of its common shares prior to October 2008. See Off-Balance Sheet Arrangements for a discussion of the forward sale agreement.

As previously discussed in this report, on November 7, 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts will be payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%. PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts will be ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and will rank junior in priority of payments to the Company’s current long-term debt. The Company anticipates that a portion of the net proceeds from the CENts will be used for the redemption of all the $200 million liquidation amount of the 7.90% trust preferred securities issued in 2001 by PartnerRe Capital Trust I as soon as practicable after they become redeemable on November 21, 2006.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $914 million at September 30, 2006. Cash flows from operations for the nine months ended September 30, 2006 decreased to $644 million from $870 million in the same period in 2005. This decrease in cash flows was primarily attributable to lower underwriting cash flows due to higher paid losses in the first nine months of 2006 compared to the same period in 2005.

The increase in paid losses related to higher payments on the 2005 large catastrophes (hurricanes Katrina, Rita and Wilma, the Central European floods and winterstorm Erwin) and the 2004 Atlantic hurricanes made in the first nine months of 2006 compared to payments on the 2004 Atlantic hurricanes made in the same period in 2005. Paid losses for the nine months ended September 30, 2006 included approximately $423 million related to the 2005 large catastrophes and the 2004 Atlantic hurricanes, while the 2005 period included approximately $68 million of paid losses related to the 2004 Atlantic hurricanes. The decrease in underwriting cash flows was partially offset by an increase in cash receipts related to the 20% increase in net investment income for the first nine months of 2006 compared to the same period in 2005. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past year, including the proceeds received from the capital raise in the fourth quarter of 2005, as well as the contribution of rising interest rates.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments on the long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of its common shares under the share repurchase program. For the first nine months of 2006, corporate expenses were $47 million, interest expense was $18 million, common dividends paid were $68 million in the form of quarterly dividends of $0.40 per common share and preferred dividends paid were $26 million. Assuming a constant number of common shares and a constant dividend rate for the remainder of 2006, the Company would pay a total of approximately $91 million in dividends to common shareholders and approximately $35 million in dividends to preferred shareholders in 2006. The Company entered into a loan agreement in October 2005 to borrow $400 million and expects to pay a total of approximately $23 million of interest in 2006 on this long-term debt, assuming the same interest rate as at September 30, 2006. In addition to the operating expenses, interest payments and dividends to both common and preferred shareholders, the Company expects to pay approximately $10 million of contract fees related to its forward sale agreement in 2006.

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

The reinsurance subsidiaries of the Company depend upon cash flows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, operating expenses, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the trust preferred securities. PartnerRe U.S. Holdings and its subsidiaries have $220 million in third party debt as well as $200 million of trust preferred securities outstanding. PartnerRe U.S. Holdings and its subsidiaries have paid interest of $19 million during the first nine months of 2006 and are expected to pay a total of approximately $29 million of interest on the long-term debt and the trust preferred securities in 2006. PartnerRe U.S. Holdings and its subsidiaries are not expected to pay any interest in 2006 on the $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts) issued on November 7, 2006 as the first semi-annual interest payment for the CENts will be made on June 1, 2007 (see Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this document).

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects a decrease in cash flows from operations for 2006 compared to 2005 due to payments on the 2005 large catastrophes and the 2004 Atlantic hurricanes. By the end of 2006, the Company expects to have paid more than half of its incurred losses related to the 2005 hurricanes. Notwithstanding the higher level of loss payments, the Company expects to continue to generate positive operating cash flows through 2006, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available or liquidate a portion of its investment portfolio or arrange for financing.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s $700 million syndicated unsecured credit facility. As of September 30, 2006, there were no borrowings under this line of credit.

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

The following are the Company’s claims paying and financial strength ratings at November 1, 2006:

Standard & Poor’s	AA-/negative outlook
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/stable

The following are the Company’s senior unsecured debt ratings at November 1, 2006:

Standard & Poor’s	A/negative outlook
Moody’s	A2/stable

In the event of a downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. See Credit Facilities above for additional information concerning the impact of a change in senior unsecured debt ratings on the credit facilities.

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in October 2008, subject to a maximum price per share of $79.72 and a minimum price per share of $59.51. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to both its ownership of PartnerRe SA, whose functional currency is the euro and to PartnerRe SA and Partner Reinsurance (including the Swiss branch) underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro.

During the first nine months of 2006, the value of the U.S. dollar weakened approximately 9% against the British pound, 7% against the euro, 5% against the Swiss franc and the Canadian dollar and was mostly flat against the Japanese yen. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a net increase in the U.S. dollar value of the assets and liabilities denominated in these currencies in the first nine months of 2006.

Net foreign exchange losses amounted to $13 million for the first nine months of 2006 compared to $3 million for the same period in 2005. Foreign exchange gains and losses are a function of (i) the relative value of the U.S. dollar against other currencies in which the Company does business, (ii) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement, (iii) the impact of the Company’s foreign currency hedging strategy, (iv) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which affects the cost of hedging instruments used by the Company, and (v) the classification in the Company’s Consolidated Statements of Operations of the foreign exchange gain or loss resulting from revaluing PartnerRe SA’s transactions into that subsidiary’s functional currency, the euro. In accordance with SFAS 52 “Foreign Currency Translation,” the foreign exchange gain or loss resulting from the subsequent translation of this subsidiary’s financial statements (expressed in the euro functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a balance sheet shareholders’ equity account.

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

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At September 30, 2006, liability funds represented 63% (or $6.5 billion) of the Company’s total invested assets. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. Although the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At September 30, 2006, capital funds represented 37% (or $3.9 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk and higher return profile such as common stock, convertible and high-yield bonds and private equity investments, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce undesired foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, to enhance investment performance, or to replicate investment positions or manage market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all investment derivative transactions. (See Note 2(k) and Note 2(l) to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K/A for additional information concerning derivatives).

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

At September 30, 2006, the Company held approximately $1,678 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At September 30, 2006, the Company estimates that a 100 basis point increase or decrease in interest rates (across all currencies) would result in a $325 million decrease or increase, respectively, in the market value of its fixed income portfolio (including mortgage-related securities). This change does not take into account taxes or the corresponding decrease or increase, respectively, in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

As discussed above, the Company strives to match the foreign currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the foreign currency mix of the Company’s fixed income portfolio at the time of the interest rate changes. See Foreign Currency Risk.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding fixed-rate debt and preferred securities at September 30, 2006, was as follows (in millions of U.S. dollars):

	Carrying value	Fair value
Long-term debt	$620	$626
Trust preferred securities (1)	200	201
Series C cumulative preferred shares	290	292
Series D cumulative preferred shares	230	229

(1)	Neither the Trust that issued the securities nor PartnerRe Finance, which owns the Trust, meets the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheets.

Fair value of the long-term debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of current market interest rates. For the Company’s trust preferred securities, Series C and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, British pound, Swiss franc, Canadian dollar and Japanese yen. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.

The Company is generally able to match its liability funds against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the non–U.S. dollar currencies for which the Company deems the net asset or liability exposures to be material, the Company employs a hedging strategy utilizing foreign exchange forward contracts and other derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. (See Note 2(k) to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K/A for additional information about the

Company’s currency hedging activities). The Company does not hedge currencies for which its asset or liability exposures are not material or where it is unable or impractical to do so. In such cases, the Company is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

The Company maintains capital funds primarily in U.S. dollar investments. To the extent that capital funds are invested in non–U.S. dollar currencies, the Company is exposed to foreign currency risk. This exposure is not hedged since the foreign currency risk is part of the Company’s total expected return on these investments. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

The table below summarizes the Company’s gross and net exposure on its September 30, 2006 Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	Euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$1,991	$380	$476	$1	$—	$167	$3,015
Other net liabilities	(1,899)	(265)	(392)	(119)	(37)	(421)	(3,133)

Foreign currency risk	92	115	84	(118)	(37)	(254)	(118)
Total derivative amount	234	(113)	48	123	36	263	591

Net foreign currency exposure	$326	$2	$132	$5	$(1)	$9	$473

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe SA and its Canadian branch, whose functional currency is the euro and the Canadian dollar, respectively, both of which the Company does not hedge, partially offset by net short exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $47 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At September 30, 2006, approximately 69% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 86% was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2006, the Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At September 30, 2006, the Company’s absolute notional value of foreign exchange forward contracts was $1,141 million, while the net value of those contracts (the Company’s net liabilities) was an unrealized loss of $4 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART segment. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. At September 30, 2006, the notional value of the Company’s credit default swaps and total return and interest rate swaps was $272 million and $376 million, respectively, while the fair value of those credit default swaps and total return and interest rate swaps (the Company’s net liabilities or assets) was an unrealized loss of $2 million and an unrealized gain of $7 million, respectively.

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

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at September 30, 2006, were $1,708 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. The allowance for uncollectible reinsurance balances receivable was $9 million at September 30, 2006.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $200 million and the amount of the allowance provided for uncollectible reinsurance recoverable was $11 million at September 30, 2006.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale ($1,143 million at September 30, 2006). The Company also holds marketable equity securities classified as trading securities ($120 million at September 30, 2006). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $74 million at September 30, 2006, which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk. The Company reviews these assets and liabilities on a regular basis to ensure that diversification strategies to manage this risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.91. Beta measures the response of an individual stock’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s portfolio, a 10% movement in the S&P 500 would result in an approximately 9.1% (or approximately $111 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1% and 3% increase or decrease in the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2006, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2006, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.

Subpoenas

In April 2005, the Company received subpoenas from the office of the New York Attorney General (NYAG) and the SEC seeking information relating to the Company’s investment in Channel Re and in June 2005 from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, PartnerRe U.S., received a subpoena from the Florida Office of Insurance Regulation in April 2005 requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company has responded promptly to all requests for information.

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

The words “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “will likely result” or “will continue,” or words of similar import, generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

See Risk Factors in Item 1A of Part I in the Company’s 2005 Annual Report on Form 10-K/A for a complete review of important risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)	(d) Maximum number of shares that may yet be purchased under the program
07/01/2006-07/31/2006	—	—	—	4,293,651
08/01/2006-08/31/2006	—	—	—	4,293,651
09/01/2006-09/30/2006	—	—	—	4,293,651

Total	—	—	—

(1)	On May 10, 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization of approximately 3.5 million common shares to the approximately 1.5 million common shares remaining under the prior repurchase authorization announced by the Company in May 2004, for a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended Memorandum of Association

3.2	Amended and Restated Bye-laws

4.1	Junior Subordinated Indenture dated November 7, 2006 among PartnerRe Finance II Inc., PartnerRe Ltd. and The Bank of New York, (Trustee).

4.2	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., PartnerRe Ltd. and The Bank of New York (Trustee).

4.3	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between PartnerRe Ltd. and The Bank of New York (Guarantee Trustee).

4.4	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between PartnerRe Ltd. and The Bank of New York (Guarantee Trustee).

11.1	Statements Regarding Computation of Net Income (Loss) per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

	By:	/s/ PATRICK A. THIELE
	Name:	Patrick A. Thiele
	Title:	President & Chief Executive Officer
Date: November 9, 2006

	By:	/s/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice President & Chief Financial Officer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended Memorandum of Association *

3.2	Amended and Restated Bye-laws ‡

4.1	Junior Subordinated Indenture dated November 7, 2006 among PartnerRe Finance II Inc., PartnerRe Ltd. and The Bank of New York, (Trustee). #

4.2	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., PartnerRe Ltd. and The Bank of New York (Trustee). #

4.3	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between PartnerRe Ltd. and The Bank of New York (Guarantee Trustee). #

4.4	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between PartnerRe Ltd. and The Bank of New York (Guarantee Trustee). #

11.1	Statements Regarding Computation of Net Income (Loss) per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	302 Certification of Patrick A. Thiele

31.2	302 Certification of Albert A. Benchimol

32	Section 906 Certifications

*	Incorporated by reference to the Registration Statement on Form F-3 of the Company, as filed with the Securities and Exchange Commission on June 20, 1997 (Registration No. 333-7094).
‡	Incorporated by reference to the Quarterly Report on Form 10-Q of the Company, as filed with the Securities and Exchange Commission on August 6, 2004.
#	Incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2006.