Form 10-K
period 2006-12-31
PARTNERRE LTD
filed 2007-03-01
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2006), was $3,633,415,910 based on the closing sales price of the Registrant’s common shares of $64.05 on that date.

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of February 22, 2007 was 57,118,443.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 10, 2007 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

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

The Company was initially formed to capitalize on a void of capacity in the catastrophe reinsurance market following the significant devastation wrought by Hurricane Andrew in 1992 and the concurrent difficulties being faced by Lloyds of London. After raising nearly $1 billion with its initial public offering, the Company became one of the premier catastrophe reinsurers on a global basis, with acknowledged underwriting skills and disciplined risk management principles.

In 1997, recognizing the limits of a continued monoline strategy, the Company shifted its strategic focus to execute a plan to become a leading multiline reinsurer. Through both organic growth and strategic acquisitions, the Company moved to capitalize on the benefits of diversification—both in terms of geography and business lines. In July 1997, the Company completed the acquisition of SAFR (subsequently renamed PartnerRe SA), a well-established global professional reinsurer based in Paris. In December 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Re, further enhancing the Company’s expansion strategy.

In 2004, the Company formed two operating subsidiaries in Ireland, Partner Reinsurance Ireland Limited (Partner Reinsurance Ireland), and PartnerRe Ireland Insurance Limited (PartnerRe Ireland Insurance). Both companies became operational in 2005.

Business Strategy

The Company assumes and manages global insurance and capital markets risks. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability within that appetite. Management believes that this construct allows the Company to balance cedants’ need for absolute certainty of claims payment with its shareholders’ need for an appropriate return on their capital. Operating Return on Equity (ROE) and diluted book value per share are two of the principal metrics used by Management to measure the Company’s results. Consequently, the Company has set a goal of an average 13% operating ROE and an increase of 10% in diluted book value per share over a reinsurance cycle. Operating ROE is obtained by dividing operating earnings by the net book value of the common shareholders’ equity at the beginning of the year. Operating earnings is defined as net income less after-tax net realized investment gains or losses on investments and preferred share dividends. Diluted book value per share is calculated using common shareholders’ equity, defined as total shareholders’ equity less the aggregate liquidation value of the preferred shares, divided by the number of fully diluted shares outstanding.

The Company has adopted the following five-point strategy:

Diversify risk across products, assets and geographies: PartnerRe writes most lines of business in 150 countries worldwide. The Company’s geographic spread of premiums mirrors that of the global insurance industry. Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to reinsurance business opportunities worldwide, and reduces the overall volatility of results. It is also the cornerstone of the Company’s risk management approach. The reinsurance business is cyclical, but cycles by line of business and by geography are rarely synchronized. This diversification strategy allows the Company to rapidly deploy capital to risk classes and geographies that offer the greatest return over time.

Maintain a risk appetite moderately above the market: PartnerRe is in the business of assuming risk for an appropriate return. The Company’s products address accumulation risks, complex coverage issues and large exposures faced by clients. The Company’s willingness and ability to assume these risks make PartnerRe an important reinsurer to many of the world’s insurance companies. The Company seeks to focus its book of business on those lines of business and market segments where it perceives greatest potential for profit over time. This means a high proportion of the business written by the Company is in severity lines of business such as casualty, catastrophe, specialized property and aviation, although the Company also writes frequency lines of business such as property, motor and life, which have historically provided modestly lower levels of returns with less volatility.

Actively manage capital across the portfolio and over the cycle: PartnerRe seeks to manage its capital to optimize shareholder returns over the cycle. In order to manage capital across a portfolio and over a cycle, the Company believes two things are critical: an appropriate and common measure of risk-adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or to return to the shareholders. To achieve effective and efficient capital allocation, the Company has an intense focus on operating ROE. This discipline and focus, supported by strong actuarial and financial analysis, allows the Company to make well-informed decisions at the underwriting and pricing level, as well as in the allocation of capital within its portfolio of reinsurance businesses and within pre-established risk limits.

Add value through underwriting and transactional excellence: Underwriting and transactional excellence is achieved in three principal ways: through the quality of the Company’s people, the structure they operate in, and the effectiveness of various processes and tools. Maintaining continuity and depth in the Company’s management, underwriting, actuarial and financial areas is critical to maintaining an independent view of risk, a core part of the strategy. Equally as important, the Company believes, is organizing its operations around geography, lines of business, distribution or client characteristics and providing and building the right infrastructure to continually improve its capabilities in all transactional areas: underwriting, financial reporting and controls, reserving, pricing and claims.

Achieve superior returns on invested assets in the context of a disciplined risk framework: Strong underwriting must be complemented with prudent financial management, careful reserving and superior asset management in order to achieve the Company’s targeted returns. The Company is committed to maintaining a strong and transparent balance sheet and achieving superior investment returns by gradually expanding its investment portfolio into new risk classes, many of which have more connection with capital markets than with traditional reinsurance markets. The Company assumes investment risk according to the same principles used for reinsurance underwriting, including diversification.

Reinsurance Operations

General

The Company provides reinsurance, which is a specialized service and risk management solution, for its clients in 150 countries around the world. Through its subsidiaries, the Company provides reinsurance of non-life and life risks of ceding companies (primary insurers, cedants or reinsureds) on either a proportional or non-proportional basis through treaties or facultative reinsurance. The Company’s offices are located in Bermuda, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Montreal, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich.

In a proportional reinsurance arrangement (also known as pro-rata reinsurance, quota-share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums of the reinsured. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant. The reinsurer pays the ceding company a commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit.

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

The ART segment includes structured risk transfer reinsurance, principal finance (previously referred to as structured finance), weather-related products, and strategic investments, including the interest in earnings of the Company’s equity investment in Channel Re Holdings, a non-publicly traded financial guarantee reinsurer based in Bermuda. The new name for the structured finance unit reflects the expansion of this unit into project finance and real estate related asset classes, in addition to the structured finance asset class.

The Life segment includes life, health and annuity lines of business.

The following is a description of specific lines of business written by the Company:

Property—Property business provides reinsurance coverage to insurers for property damage or business interruption losses resulting from fires, catastrophes and other perils covered in industrial and commercial property and homeowners’ policies and is written on both a proportional and non-proportional basis. The Company’s most significant exposure is typically to losses from windstorm and earthquake, although the Company is exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. The Company’s predominant exposure under these property coverages is to property damage. However, other risks, including business interruption and other non-property losses may also be covered under a property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company’s property reinsurance treaties generally exclude certain risks such as war, nuclear, biological and chemical contamination, radiation and environmental pollution.

Casualty—The Company’s casualty business includes third party liability, employers’ liability, workers’ compensation and personal accident coverages written on both a proportional and non-proportional basis.

Multiline—The Company’s multiline business provides both property and casualty reinsurance coverages written on both a proportional and non-proportional basis.

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

Aviation/Space—The Company provides specialized reinsurance protection for airline, general aviation and space insurance business primarily on a proportional basis and through facultative arrangements. Its space business relates to coverages for satellite assembly, launch and operation for commercial space programs.

Catastrophe—The Company provides property catastrophe reinsurance protection, written primarily on a non-proportional basis, against the accumulation of losses caused by windstorm, earthquake, flood or by any other natural hazard that is covered under a comprehensive property policy. Through the use of underwriting tools based on proprietary computer models developed by its research team, the Company combines natural science with highly professional underwriting skills in order to offer capacity at a price commensurate with the risk.

Credit/Surety—Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers, and the surety line relates primarily to bonds and other forms of security written by specialized surety insurers.

Engineering—The Company provides reinsurance for engineering projects throughout the world, predominantly on a proportional treaty basis and through facultative arrangements.

Energy (Energy Onshore)—The Company provides reinsurance coverage for the onshore oil and gas industry, mining, power generation and pharmaceutical operations primarily on a proportional basis and through facultative arrangements.

Marine (Marine/Energy Offshore)—The Company provides reinsurance protection and technical services relating to marine hull, cargo, transit and offshore oil and gas operations on a proportional or non-proportional basis.

Specialty Property—The Company provides specialized reinsurance protection for non-U.S. property business that requires specialized underwriting expertise due to the nature of the underlying risk or the complexity of the reinsurance treaty. This reinsurance protection is offered on a proportional, non-proportional or facultative basis.

Specialty Casualty—The Company provides specialized reinsurance protection for non-U.S. casualty business that requires specialized underwriting expertise due to the nature of the underlying risk or the complexity of the reinsurance treaty. This reinsurance protection is offered on a proportional, non-proportional or facultative basis.

ART—The Company supplies (re)insurance and other financial products that provide various types of property and casualty, weather and credit protection to clients. These products include structured reinsurance of property and casualty risks, weather derivatives and total return swaps referencing asset backed securities.

Clients for these products include insurance companies, financial institutions and industrial companies. When this protection is in the form of reinsurance, the contracts may be written on either a proportional, non-proportional or facultative basis. The Company also has exposure to financial guaranty reinsurance through its equity investment in Channel Re Holdings Ltd.

Life/Annuity and Health—Life treaties provide reinsurance coverage to primary life insurers and pension funds with respect to individual and group life and health risks. Annuity treaties provide reinsurance coverage to insurers who issue annuity contracts offering long-term retirement benefits to consumers who seek protection against outliving their financial resources. Life business is written primarily on a proportional basis through treaty arrangements.

The Company’s business is produced both through brokers and through direct relationships with insurance companies. In North America, business is primarily written through brokers, while in the rest of the world, the business is written on both a direct and broker basis.

For the year ended December 31, 2006, the Company had two brokers that individually accounted for 10% or more of its gross premiums written. Marsh & McLennan Companies (including Guy Carpenter) accounted for approximately $747 million, or 20% of total gross premiums written, while Aon Group accounted for approximately $663 million, or 18% of total gross premiums written. The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the year ended December 31, 2006:

2006
Non-life
U.S. P&C	64%
Global (Non-U.S.) P&C	28
Worldwide Specialty	36
ART	47
Life	15

The Company’s business is geographically diversified with premiums being written in 150 countries. See Note 19 to Consolidated Financial Statements in Item 8 of Part II of this report, for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.

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

All business decisions entail a risk/return trade-off. In the context of assumed business risks, this requires an accurate evaluation of risks to be assumed, and a determination of the appropriate economic returns required as fair compensation for such risks. For other than voluntarily assumed business risks, the decision relates to comparing the probability and potential severity of a risk event against the costs of risk mitigation strategies. In many cases, the potential impact of a risk event is so severe as to warrant significant, and potentially expensive, risk mitigation strategies. In other cases, the probability and potential severity of a risk does not warrant extensive risk mitigation.

The Company sets its appetite for assumed business risks such that it seeks to provide value to its clients, and adequate risk-adjusted returns to its shareholders, but does not overexpose the Company to any one or series of related risks. Assumed business risks are mitigated to the extent the risk mitigation strategies provide a positive return on the Company’s investment.

The Company utilizes a multi-level risk management structure, whereby critical exposure limits, return requirement guidelines, capital at risk and key policies are established by the Executive Management and Board of Directors (Board), but day-to-day execution of risk assumption activities and related risk mitigation strategies are delegated to the business units. Reporting on risk management activities is integrated within the Company’s annual planning process, quarterly operations reports, periodic reports on exposures and large losses, and presentations to the Executive Management and Board. Individual business units employ, and are responsible for reporting on, operating risk management procedures and controls, while Group Internal Audit periodically tests these controls to ensure ongoing compliance. See Other Key Issues of Management in Item 7 of Part II of this report for a detailed discussion on the Company’s risk management.

Underwriting

The Company’s underwriting is conducted through specialized underwriting teams with the support of technical staff in disciplines such as actuarial, claims, legal, risk management and finance.

The Company’s underwriters generally speak the local language and/or are native to their country or area of specialization. They develop close working relationships with their ceding company counterparts and brokers through regular visits, gathering detailed information about the cedant’s business and about local market conditions and practices. As part of the underwriting process, the underwriters also focus on the reputation and quality of the proposed cedant, the likelihood of establishing a long-term relationship with the cedant, the geographic area in which the cedant does business and the cedant’s market share, historical loss data for the cedant and, where available, historical loss data for the industry as a whole in the relevant regions, in order to compare the cedant’s historical loss experience to industry averages, and to gauge the perceived insurance and reinsurance expertise and financial strength of the cedant. The Company trains its underwriters extensively and strives to maintain continuity of underwriters within specific geographic markets and areas of specialty.

Underwriting Risk and Exposure Controls

Because the Company underwrites volatile lines of business, such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company manages its exposure to catastrophic and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) to a limited extent by purchasing retrocessional reinsurance.

The Company generally underwrites risks with specified limits per treaty program. Like other reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as windstorm, flood or earthquake, or another catastrophe. Any such catastrophic event could generate insured losses in one or many of the Company’s reinsurance treaties and facultative contracts in one or more lines of business. The Company considers such event scenarios as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. The Company reinsures a portion of the risks it underwrites in an effort to control its exposure to losses and to mitigate the effect of any single major event or the frequency of medium-sized events.

Retrocessions

The Company uses retrocessional agreements to a limited extent to reduce its exposure on certain specialty reinsurance risks assumed. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The Company also utilizes retrocessions in the Life segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria.

The Company remains liable to its cedants to the extent the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. The Company holds collateral, including escrow funds, securities and letters of credit under certain retrocessional agreements. Provisions are made for amounts considered potentially uncollectible and reinsurance losses recoverable from retrocessionaires are reported after allowances for uncollectible amounts. At December 31, 2006, the Company had $169 million of reinsurance recoverables under such arrangements and had established an allowance for uncollectible reinsurance balances recoverable of $11 million, which represented approximately 6% of the balances.

Claims

In addition to managing and settling reported claims and consulting with ceding companies on claims matters, the Company conducts periodic audits of specific claims and the overall claims procedures at the offices of ceding companies. The Company attempts to evaluate the ceding company’s claim adjusting techniques and reserve adequacy and whether it follows proper claims processing procedures. The Company also provides recommendations regarding procedures and processes to the ceding company.

Within the Company’s claims department, there is a special unit that provides central supervision and management of certain long-tail liability claims, including those related to environmental and similar exposures. See Reserves—Asbestos, Environmental and Other Exposures below.

Reserves

General

Loss reserves represent estimates of amounts an insurer or reinsurer ultimately expects to pay in the future on claims incurred at a given time, based on facts and circumstances known at the time that the loss reserves are established. It is possible that the total future payments may exceed, or be less, than such estimates. The estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, frequency and other variable factors such as inflation. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Despite such adjustments, the ultimate future liability may exceed or be less than the revised estimates.

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

The Company’s non-life operations are composed of its Non-life and ART segments. The liability for unpaid losses and loss expenses for non-life operations includes amounts determined from loss reports on individual treaties (case reserves), additional case reserves when the Company’s loss estimate is higher than reported by the cedants (ACRs) and amounts for losses incurred but not yet reported to the Company (IBNR). Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry experience and Management’s judgment. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided. Any adjustments are reflected in the periods in which they become known.

The liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement, and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.0% to 4.9% at December 31, 2006. Actual experience in a particular period may vary from the assumed experience and, where warranted, the assumptions and the related reserve estimates are revised accordingly. Any revisions are recorded in the period they are determined, which may affect the Company’s operating results in future periods.

See Critical Accounting Policies in Item 7 of Part II of this report for a discussion of the Company’s reserving process.

Changes in Reserves

The following table shows the development of net reserves for unpaid losses and loss expenses for non-life business. The table begins by showing the initial reported year-end gross and net reserves, including IBNR, recorded at the balance sheet date for each of the ten years presented. For years prior to 1997, the Company’s gross and net reserves were equal as no retrocessional protection was purchased. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to ten subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year, as the liabilities are re-estimated. Reserves denominated in foreign currencies are revalued at each year-end’s foreign exchange rates.

The lower section of the table shows the portion of the initial year-end net reserves that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future. Claims paid are converted to U.S. dollars at the average foreign exchange rates during the year of payment and are not revalued at the current year foreign exchange rates. Because claims paid in prior years are not revalued at the current year’s foreign exchange rates, the difference between the cumulative claims paid at the end of any given year and the immediately previous year, represents the claims paid during the year.

Development of Loss and Loss Expense Reserves

(in thousands of U.S. dollars)

	1996	1997(1)	1998(2)	1999	2000	2001	2002	2003	2004	2005	2006
Gross liability for unpaid losses and loss expenses	$59,866	$1,098,527	$2,649,380	$2,616,556	$2,386,032	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785
Retroceded liability for unpaid losses and loss expenses	—	126,112	257,398	205,982	203,180	214,891	217,777	175,685	153,018	185,280	138,585

Net liability for unpaid losses and loss expenses	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200
Net liability re-estimated as of:
One year later	59,866	949,203	2,189,064	2,376,763	2,111,483	3,035,309	3,806,231	4,688,964	5,006,767	6,602,832
Two years later	18,632	869,741	2,010,885	2,205,861	2,302,284	3,310,898	3,975,926	4,301,161	5,044,922
Three years later	16,373	851,427	1,912,869	2,316,164	2,489,601	3,456,250	3,781,574	4,373,992
Four years later	15,395	809,959	1,948,521	2,448,562	2,611,045	3,326,527	3,894,500
Five years later	15,013	832,798	2,044,481	2,540,927	2,513,123	3,433,887
Six years later	15,112	883,067	2,103,952	2,461,178	2,617,775
Seven years later	16,237	918,291	2,036,754	2,553,570
Eight years later	15,324	884,965	2,123,245
Nine years later	15,098	938,788
Ten years later	14,923

Cumulative redundancy (deficiency)	$44,943	$33,627	$268,737	$(142,996)	$(434,923)	$(643,150)	$(453,861)	$205,382	$568,689	$(50,451)

Cumulative amount of net liability paid through:
One year later	8,623	231,454	537,682	778,382	615,276	923,165	1,126,882	1,120,756	1,250,534	1,718,996
Two years later	11,653	362,692	815,231	1,060,797	960,288	1,391,301	1,713,953	1,573,312	1,821,773
Three years later	13,515	410,342	988,069	1,260,298	1,163,105	1,740,277	1,993,947	1,948,203
Four years later	13,821	417,613	1,089,279	1,373,693	1,354,886	1,924,833	2,248,980
Five years later	13,943	450,723	1,158,620	1,508,343	1,465,515	2,086,252
Six years later	14,012	472,093	1,239,898	1,580,951	1,566,719
Seven years later	14,115	513,089	1,291,049	1,652,891
Eight years later	14,265	539,436	1,343,849
Nine years later	14,270	563,015
Ten years later	14,310

(1)	Liability for unpaid losses and loss expenses includes, for the first time, PartnerRe SA, which the Company acquired in July 1997.
(2)	Liability for unpaid losses and loss expenses includes, for the first time, Winterthur Re, which the Company acquired in December 1998.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves provided above (in thousands of U.S. dollars):

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Reconciliation of gross reserves:
Gross liability re-estimated as of December 31, 2006	$14,923	$1,068,238	$2,370,350	$2,775,959	$2,857,518	$3,677,406	$4,124,421	$4,531,148	$5,178,611	$6,800,586
Re-estimated retroceded liability	—	129,450	247,105	222,389	239,743	243,519	229,921	157,156	133,689	197,754

Net liability re-estimated as of December 31, 2006	$14,923	$938,788	$2,123,245	$2,553,570	$2,617,775	$3,433,887	$3,894,500	$4,373,992	$5,044,922	$6,602,832

Gross cumulative redundancy (deficiency)	$44,943	$30,289	$279,030	$(159,403)	$(471,486)	$(671,778)	$(466,005)	$223,911	$588,018	$(62,925)

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being to the euro, British pound, Swiss franc, Canadian dollar and Japanese yen. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative redundancy (deficiency) in net reserves and in some years can be the principal component. The following table provides the amount of foreign exchange included in the cumulative redundancy (deficiency) reported above as well as the redundancy (deficiency) excluding the impact of foreign exchange movements on net reserves (in thousands of U.S. dollars):

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Cumulative redundancy (deficiency)	$44,943	$33,627	$268,737	$(142,996)	$(434,923)	$(643,150)	$(453,861)	$205,382	$568,689	$(50,451)
Less: Cumulative redundancy (deficiency) due to foreign exchange	73	(10,424)	(2,220)	(91,466)	(254,834)	(451,540)	(403,467)	(150,055)	187,785	(302,199)

Cumulative redundancy (deficiency) excluding the impact of foreign exchange	$44,870	$44,051	$270,957	$(51,530)	$(180,089)	$(191,610)	$(50,394)	$355,437	$380,904	$251,748

Since 1997, movements in foreign exchange rates between accounting periods have occasionally resulted in significant variations in the loss reserves of the Company as the U.S dollar, the Company’s reporting currency, appreciated/depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves, with the intent of matching the foreign exchange movements on its assets and liabilities. See Quantitative and Qualitative Disclosures about Market Risk contained in Item 7A of Part II of this report for a discussion of the foreign currency risk on the Company’s assets and liabilities.

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

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Net liability for unpaid losses and loss expenses	$59,866	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381
Net liability re-estimated as of:
One year later	59,866	914,558	2,360,763	2,410,462	2,174,981	2,846,855	3,496,102	4,440,338	5,382,101	6,300,633
Two years later	18,632	910,660	2,174,414	2,359,852	2,240,526	2,921,908	3,513,647	4,298,493	5,232,707
Three years later	16,373	931,411	2,112,196	2,384,937	2,283,941	2,956,308	3,483,720	4,223,937
Four years later	15,395	907,124	2,083,108	2,400,881	2,322,084	2,964,307	3,491,033
Five years later	15,013	891,916	2,079,706	2,422,798	2,331,252	2,982,347
Six years later	15,112	891,921	2,079,261	2,431,416	2,362,941
Seven years later	16,288	895,662	2,088,745	2,462,104
Eight years later	15,168	904,723	2,121,025
Nine years later	15,179	928,364
Ten years later	14,996

Cumulative redundancy (deficiency)	$44,870	$44,051	$270,957	$(51,530)	$(180,089)	$(191,610)	$(50,394)	$355,437	$380,904	$251,748

The following table summarizes the net incurred losses for the year ended December 31, 2006 relating to the current and prior accident years by segment and sub-segment for the Company’s non-life operations, which is composed of its Non-life and ART segments (in millions of U.S. dollars):

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Non-life segment	ART segment	Total non-life
Net incurred losses related to:
Current year	$606	$571	$811	$1,988	$12	$2,000
Prior years’ net adverse (favorable) development	6	(66)	(193)	(253)	1	(252)

Total net incurred losses	$612	$505	$618	$1,735	$13	$1,748

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year reserve development by reserving lines for the Company’s non-life operations.

Asbestos, Environmental and Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2006 includes $95 million that represents an estimate of its net ultimate liability for asbestos and environmental claims (the gross liability for such claims was $105 million).

Most of the net amount relates to U.S. casualty exposures arising from business written prior to January 1, 1992 by certain companies which were at the time part of the AGF Group and are currently part of PartnerRe SA or PartnerRe U.S. PartnerRe SA ceased writing industrial casualty business covering risks in the United States in 1986. Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

Management believes that the Company may be exposed to claims in its life portfolio that may be significantly higher than expected as a result of spikes in mortality due to causes such as an avian flu pandemic. In addition, the Company may be exposed to Acquired Immune Deficiency Syndrome (AIDS) claims in its life portfolio. However, retrocessional protection mitigates the Company’s exposure to losses on life reinsurance.

There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.

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

The Company’s investment strategy is largely unchanged from previous years. To ensure that the Company will have sufficient assets to pay its clients’ claims, the Company’s investment philosophy distinguishes between those assets that are matched against existing liabilities (liability funds) and those that represent shareholders’ equity (capital funds). Liability funds are invested in high-quality fixed income securities. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in preferred and common stocks, private equity investments, investment-grade securities and below-investment-grade bonds and other asset classes that offer potentially higher returns.

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

In order to manage the risks of the investment portfolio, several controls are in place. First, the overall duration (interest rate risk) of the portfolio is managed relative to the duration of the net reinsurance liabilities so that the economic value of changes in interest rates have offsetting effects on the Company’s assets and liabilities. To ensure diversification and avoid aggregation of risks, limits of assets types, economic sector exposure, industry exposure, and individual security exposure are placed on the investment portfolio. These exposures are monitored on an ongoing basis and reported at least quarterly to the Finance and Risk Management Committee of the Board.

See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of this report for a discussion of the Company’s interest rate and currency management strategies.

Competition

The Company competes with other reinsurers, some of which have greater financial, marketing and management resources than the Company, and it also competes with new market entrants. Competition in the types of reinsurance that the Company underwrites is based on many factors, including the perceived financial strength of the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations, speed of claims payment and reputation and experience in the lines of reinsurance to be written.

The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, and reinsurance departments of certain primary insurance companies. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies, as well as specialty reinsurers.

Management believes the Company ranks among the world’s largest professional reinsurers and is well-positioned in terms of client services and underwriting expertise. Furthermore, the Company’s capitalization and strong financial ratios allow the Company to offer security to its clients.

Employees

The Company had 935 employees at December 31, 2006. The Company may increase its staff over time commensurate with the expansion of operations. The Company believes that its relations with its employees are good.

Regulation

The business of reinsurance is now regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, PartnerRe Ltd. is not subject to Bermuda insurance regulations, but its various operating subsidiaries are subject to regulations as follows.

Bermuda

The Insurance Act of 1978 of Bermuda, amendments thereto and related regulations (the Act), makes no distinction between insurance and reinsurance business and regulates the business of our Bermuda operating subsidiary, Partner Reinsurance. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Bermuda Monetary Authority (the BMA) powers to supervise, investigate and intervene in the affairs of insurance companies. Under the Act, Partner Reinsurance has been designated as a Class 4 (non-life and life) insurer, which is the designation for the largest companies, requiring capital and surplus in excess of $100 million. Failure to maintain required solvency and liquidity margins would prohibit the Company from declaring and paying any dividends without the prior approval of the Minister of Finance. Material aspects of the Bermuda insurance regulatory framework are set forth below:

Classification of Insurers: The Act distinguishes between insurers carrying on long-term business and those carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Partner Reinsurance carries on both long-term and general business. Long-term business includes life insurance and reinsurance and disability insurance and reinsurance with terms in excess of five years. General business includes all types of insurance and reinsurance that are not long-term business.

Principal Representative: An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a representative in Bermuda. The Company’s CEO is the principal representative of Partner Reinsurance.

Approved Independent Auditor: Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Partner Reinsurance, are required to be filed annually with the BMA. Partner Reinsurance’s independent auditor must be approved by the BMA.

Loss Reserve Specialist: As a registered Class 4 insurer, Partner Reinsurance is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist must be approved by the BMA.

Annual Statutory Financial Return and Statutory Financial Statements: Partner Reinsurance is required to file with the BMA a statutory financial return no later than four months after its financial year end, unless specifically extended upon application to the BMA. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial statements are not prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under The Companies Act 1981 of Bermuda (the Companies Act).

Minimum Solvency Margin and Restrictions on Dividends and Distributions: Under the Act, the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Partner Reinsurance is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of $100 million, 50% of net premiums written, or 15% of net losses and loss expense reserves.

Partner Reinsurance would be prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Partner Reinsurance would be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Partner Reinsurance is also prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA, at least seven days before payment of such dividends, an affidavit stating that it will continue to meet the required margins.

Partner Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins. In addition, if at any time it fails to meet its solvency margin, Partner Reinsurance is required, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Minimum Liquidity Ratio

The Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are some categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

At December 31, 2006, Partner Reinsurance’s solvency margin and liquidity ratio and statutory capital and surplus were well in excess of the minimum levels required by Bermuda regulations.

Partner Reinsurance has branches in Switzerland, Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations. In addition, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong and the Labuan branch is subject to regulation by the Labuan Offshore Financial Services Authority, Malaysia. Foreign insurance entities that are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance and reinsurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary. Thus, the operations of the Swiss branch of Partner Reinsurance are exempt from insurance and reinsurance supervision. Partner Reinsurance has procured a taxation ruling under which the branch is subject to Swiss tax. See European Union below for a discussion of the recent adoption of Directive 2005/68/EC.

France

PartnerRe SA is subject to regulation, mainly pursuant to the French Code des Assurances (the French Insurance Code), and to the supervision of the Autorité de Contrôle des Assurances et des Mutuelles (the ACAM), an independent administrative authority. Pursuant to the requirements of the French Insurance Code, French reinsurers must present and publish their accounts according to the same principles applicable to direct insurers, subject to specified adaptations relevant to reinsurers. Information required to be provided includes quarterly reports showing (1) for the relevant three-month period, as well as for each of the prior seven three-month periods, (i) the number of reinsurance contracts underwritten in the quarter, (ii) the aggregate amount of premiums and paid losses, (iii) the aggregate amount of business and administrative costs incurred, and (iv) the aggregate net amount of revenues in connection with investments and cash; (2) at the end of the relevant three-month period, as well as at the end of the prior three-month period, (i) the aggregate value of assets (per category of assets) supporting technical reserves, and (ii) the aggregate value of other assets; and (3) the estimated impact of the variation of certain external factors on assets and liabilities. In addition, reinsurers must file each year with the ACAM (1) their financial statements in the form to be approved by the shareholders at the annual shareholders’ meeting, (2) detailed information on the Company’s business and its assets and liabilities, and (3) various technical disclosure statements. The ACAM has authority to monitor and compel reinsurers to comply with requirements regarding the nature, timing and content of published information and documents.

European Union

At the European Union (EU) level, European reinsurers, since 1964 (Directive 64-225 of February 25, 1964), have been granted the benefit of the freedom to provide services principle and the rights of establishment principle. Under the first principle, an EU reinsurer may underwrite reinsurance business in any EU country from its home jurisdiction, without having to open a branch or subsidiary in such country, provided local authorities are notified that such activities are occurring. Such notifications have been made by the relevant affiliates of the Company. Under the second principle, a European reinsurer may open branches or organize subsidiaries in any EU country in accordance with such country’s domestic regulatory framework.

In November 2005, the European Parliament adopted Directive 2005/68/EC, the European Union Reinsurance Directive (Reinsurance Directive). This directive seeks to harmonize the supervision of reinsurance business within the European Union by creating a single regulated market. Each member state must adopt the directive into local legislation by December 2007. Upon the adoption of the Reinsurance Directive by France, it is anticipated that PartnerRe SA will be entitled to rely on grandfather provisions that will deem it to be authorized under the new requirements. In addition, it is not anticipated that the regulatory regime that is currently applicable to PartnerRe SA will undergo major revisions as a result of the adoption of the Reinsurance Directive. The impact on Partner Reinsurance Ireland is described in more detail below. As our Swiss branch is not within the European Union, the adoption of the Reinsurance Directive may impact the ability of the branch to write reinsurance business in member states of the EU and restrict our ability to operate our business.

Ireland

PartnerRe Holdings Ireland Ltd is a holding company for Partner Reinsurance Ireland and PartnerRe Ireland Insurance. As a holding company, PartnerRe Holdings Ireland Ltd is not subject to regulation by the Financial Regulator, Ireland (Financial Regulator).

PartnerRe Ireland Insurance is a non-life insurance company incorporated under the laws of Ireland. It is subject to the regulation and supervision of the Financial Regulator pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 (together, the Insurance Acts and Regulations). PartnerRe Ireland Insurance was authorized on April 1, 2005 to undertake the business of non-life insurance in various classes of business. PartnerRe Ireland Insurance is required to maintain technical reserves calculated in accordance with the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover PartnerRe Ireland Insurance’s calculated underwriting liabilities. In addition to filing various statutory returns with the Financial Regulator, PartnerRe Ireland Insurance is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the Insurance Accounts Regulations). The accounts must be filed with the Financial Regulator and with the Registrar of Companies in Ireland. Additionally, PartnerRe Ireland Insurance is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities.

Partner Reinsurance Ireland is a reinsurance company incorporated under the laws of Ireland. Legislation transposing the Reinsurance Directive (Directive 2005/68/EC) was signed into Irish law on July 15, 2006 as the European Communities (Reinsurance) Regulations 2006 (the Regulations). Under the Regulations, Partner Reinsurance Ireland is authorized to carry on reinsurance business and has until December 10, 2007 to comply with the requirements set out in the Regulations including, but not limited to, those relating to the establishment of technical provisions and reserves, investment of assets, solvency margin and maintenance of a guarantee fund.

All Irish reinsurers, including Partner Reinsurance Ireland, will be required to submit a Reinsurance Grandfathering Compliance Submission to the Financial Regulator showing how they will comply with the new regulatory requirements. If Partner Reinsurance Ireland was not in compliance or was unable to demonstrate that it had a compliance plan acceptable to the Financial Regulator, then it might not be allowed to continue to carry on reinsurance business. Partner Reinsurance Ireland expects to be in full compliance with the Regulations in advance of the December 10, 2007 deadline.

United States

PartnerRe U.S. Corporation is a Delaware domiciled holding company for its wholly owned reinsurance subsidiaries, PartnerRe U.S. and PartnerRe Insurance Company of New York (PRNY) (PartnerRe U.S. and PRNY together being the PartnerRe U.S. Insurance Companies). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary state, New York, and all states where they are licensed, accredited or approved to underwrite reinsurance. Currently, the PartnerRe U.S. Insurance Companies are licensed, accredited or approved reinsurers in fifty states and the District of Columbia. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of holding companies to register and file with their state domiciliary regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders of the PartnerRe U.S. Insurance Companies.

Under New York law, the New York Superintendent of Insurance must approve any dividend declared or paid by the PartnerRe U.S Insurance Companies that, together with all dividends declared or distributed by each of them during the preceding twelve months, exceeds the lesser of 10% of their respective statutory surplus as shown on the latest statutory financial statements on file with the New York Superintendent of Insurance, or 100% of their respective adjusted net investment income during that period. New York does not permit a dividend to be declared or distributed, except out of earned surplus. As of December 31, 2006, PartnerRe U.S. had negative statutory earned surplus, which would require regulatory approval before payment of cash dividends.

State laws also require prior notice and/or regulatory agency approval of changes in control of an insurer or its holding company and of certain inter-company transfers of assets, payments of dividends and certain other transactions among affiliates, as well as any material changes within the holding company structure. The insurance laws of the state of domicile of the PartnerRe U.S. Insurance Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state’s chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe Ltd. (the ultimate parent company of the PartnerRe U.S. Insurance Companies) could become subject to such change of control regulations and would be required to file certain notices and reports with the Superintendent of Insurance of New York prior to such acquisition.

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

The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the U.S. National Association of Insurance Commissioners in December 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. The Company Action Level is triggered if an insurer’s Total Adjusted Capital is less than 200% of its Authorized Control Level RBC (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The Regulatory Action Level is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The Authorized Control Level is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The Mandatory Control Level is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level, the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2006, the Total Adjusted Capital of the PartnerRe U.S. Insurance Companies exceeded applicable RBC levels.

Canada

PartnerRe SA is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Act) applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Act. The Company’s Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in the Act and is limited to the business of reinsurance. The branch is licensed in the Provinces of Quebec and Ontario to write both life and non-life reinsurance business. The Company maintains sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow the branch to meet statutory solvency requirements as defined by the regulations. Statutory information required by federal and provincial insurance regulators for both property and casualty and life business includes (1) a yearly business plan (property and casualty and life), (2) quarterly and year-end returns including general information, financial statements, statutory compliance reports and various investment, technical and other information, (3) an auditor’s report, and (4) an opinion of an appointed actuary.

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

Switzerland

Partner Reinsurance operates a branch in Switzerland that is subject to Swiss taxation, mainly on profits and capital. To the extent that net profits are generated, they are taxed at a rate of approximately 22%. The branch pays capital taxes at a rate of approximately 0.17% on its imputed branch capital calculated according to a procured taxation ruling.

France

The Company’s French subsidiaries, PartnerRe Holdings SA and PartnerRe SA, conduct business in, and are subject to taxation in France. The current statutory rate of tax on corporate profits in France is 34.43%, which was reduced from 34.93% as of January 1, 2006. Payments of dividends by PartnerRe Holdings SA will be subject to withholding taxes.

United States

PartnerRe U.S. Corporation, PartnerRe U.S., PRNY, PartnerRe Asset Management and PartnerRe New Solutions Inc. (collectively the PartnerRe U.S. Companies) transact business in and are subject to taxation in the United States. The Company believes that it and its subsidiaries, other than the PartnerRe U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company, Partner Reinsurance, or PartnerRe SA are engaged in a trade or business in the United States. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to Partner Reinsurance or PartnerRe SA is 1% of gross premiums.

Canada

PartnerRe SA operates a branch in Canada that is subject to Canadian taxation on its profits. The profits are taxed at the federal level as well as the Ontario and Quebec provincial level at a total rate that varies according to the distribution of profits between the provinces, which rate was approximately 35.2%.

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

Introduction

We define risk as the possibility that an uncertain event will occur with adverse consequences. We consider the most significant adverse consequence to be the reduction or destruction of value. Managing risk effectively is key to our success. Our business proposition is built around intelligent risk assumptions and careful risk management, as evidenced by our development of the PartnerRe Risk Management Framework, which provides an integrated approach to risk across the entire organization. See Other Key Issues of Management in Item 7 of Part II of this report for a detailed discussion on the Company’s risk management. We believe that risk can be divided into three distinct categories:

Strategic Risk: Strategic risk is any potential impact to the successful implementation of our strategy, which will usually be determined by the successful implementation of a number of our significant objectives. The consequence of being unable to successfully implement our strategies may result in the inability to compete adequately in the marketplace.

Assumed Risk: As a reinsurer, we are in the risk assumption business and are compensated for assuming reinsurance risk. We may be adversely affected if we assume reinsurance or investment risks where the losses exceed expected limits, which could result in significant loss of our capital, our inability to assume subsequent risks and/or our inability to access capital.

Operational Risk: Operational risk is the potential adverse impact internally from people, processes, and systems; or externally from the market or damage to reputation that could result in inability to provide a quality service to our customers; inability to comply with laws, regulations or policies and procedures; impairment of our reputation or negative impact on our financial position.

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect of future events on the Company’s financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments that may affect our Company directly, or indirectly through our industry. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

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

STRATEGIC RISK

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

The reinsurance industry is highly competitive. We compete with a number of worldwide reinsurance companies, including, but not limited to, Berkshire Hathaway’s General Re, Everest Re Group Ltd, Hannover Re, Lloyds, Munich Re, Paris Re Holdings Ltd, Platinum Underwriters, Swiss Re, Transatlantic Reinsurance Company and reinsurance operations of certain primary insurance companies, such as ACE Limited, Axis Capital and XL Capital. Competition in the types of reinsurance that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing, other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines of reinsurance to be written. Some competitors have greater financial, marketing and management resources and higher credit ratings than ours.

Consolidation within our industry could adversely impact us.

To the extent consolidations occur within our industry, such consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers will become more intense and the importance of acquiring and providing good service to each customer will become greater. We could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins. Insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. We could also experience more robust competition from larger, better capitalized competitors.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require considerable additional expense to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted, but may affect the calculation of net income.

Regulatory constraints may restrict our ability to operate our business.

Our reinsurance operations are carried out through three main subsidiaries, Partner Reinsurance in Bermuda (which also operates branches in Switzerland, Singapore, Hong Kong and Labuan and representative offices in Mexico and Chile), PartnerRe U.S. in Greenwich, Connecticut and PartnerRe SA in Paris. PartnerRe SA also operates a branch in Toronto and representative offices in Tokyo and South Korea. In addition, we opened an office in Dublin in 2005 and have commenced both insurance and reinsurance operations. Our reinsurance operations are subject to certain insurance laws in each of these jurisdictions. Our main subsidiaries’ regulatory environments are described in detail in Item 1 of Part I of this report under the heading Regulation. Regulations relating to each of our main subsidiaries may in effect restrict each of those subsidiaries’ ability to write new business, to make certain investments and to distribute funds or assets to us.

Our Bermuda-based reinsurance subsidiary, Partner Reinsurance, is incorporated under the laws of Bermuda and is not admitted to do business in the United States. The insurance laws of each state of the United States regulate the sale of insurance and reinsurance within their jurisdiction by foreign insurers, such as Partner Reinsurance, which are not admitted to do business in these jurisdictions. Partner Reinsurance does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance or reinsurance activities in any state of the United States or any other jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Partner Reinsurance does not believe it is or will be in violation of insurance laws or regulations of Bermuda or of any jurisdiction outside Bermuda, inquiries or challenges to Partner Reinsurance’s insurance or reinsurance activities may still be raised in the future. In addition, Partner Reinsurance’s location, regulatory status or restriction on its activities resulting from its regulatory status may limit its ability to conduct business. In general, the statutes and regulations applicable to Partner Reinsurance are less restrictive than those that would be applicable if it were subject to the insurance laws of any state in the United States.

The insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including Europe and the United States and various states within the United States. In November 2005, the European Parliament adopted Directive 2005/68/EC, the European Union Reinsurance Directive. This directive seeks to harmonize the supervision of reinsurance within the European Union by creating a single regulated market and each member state must adopt the Reinsurance Directive into local legislation by December 2007. While Partner Reinsurance’s Swiss branch is not within the European Union, the adoption of the Reinsurance Directive may impact its ability to write reinsurance business in member states of the EU and restrict our ability to operate our business.

It is not possible to predict the future impact of changing laws or regulations on our operations, and any such changes may limit the way we currently conduct our business.

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

Political, regulatory, governmental and industry initiatives could adversely affect our business.

Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of others, including shareholders of reinsurers. We believe it is likely there will be increased regulation of, and other forms of government participation in, our industry in the future, which could adversely affect our business by, among other things:

•	Providing reinsurance capacity in markets and to consumers that we target or requiring our participation in industry pools and guaranty associations;

•	Expanding the scope of coverage under existing policies;

•	Regulating the terms of reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

Such a federal initiative was put forward in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, and consequently the Terrorism Risk Insurance Act of 2002 (TRIA) was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the U.S. In December 2005, the Terrorism Risk Insurance Extension Act (TRIEA) was enacted which renewed the TRIA for another two years. We are currently unable to determine with certainty what impact the TRIEA’s non-renewal would have on us.

Such a state initiative was put forward by the Florida Legislature in response to the tightening of supply in certain insurance and reinsurance markets in Florida resulting from, among other things, recent hurricane damage in Florida, which enacted the Hurricane Preparedness and Insurance Act to ensure the availability of catastrophe insurance coverage for catastrophes in the state of Florida. We are currently unable to determine the impact of this law on us, our customers and the markets in which we participate.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claim frequency and severity and delays or cancellations of products and services we provide, which could adversely affect our business. Some direct writers are currently facing lawsuits and other actions designed to expand coverage related to Hurricane Katrina losses beyond that which those insurers believed they would be held liable for prior to that event. It is impossible to predict what impact similar actions may have on us in the future.

Current legal and regulatory activities relating to the insurance industry could affect our business and our industry.

Recently, the insurance industry has experienced substantial volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance and reinsurance products.

These investigations have resulted in changes in the insurance and reinsurance markets and industry business practices. While at this time none of these changes have caused an adverse effect on our business, we are unable to predict the potential effects, if any, that future investigations may have upon our industry. Future investigations could materially and adversely affect our business.

If we are downgraded by rating agencies, our standing with brokers and customers could be negatively impacted and our premiums and earnings could decrease.

Third party rating agencies assess and rate the claims paying ability and financial strength of insurers and reinsurers, such as the Company’s subsidiaries, Partner Reinsurance, PartnerRe U.S. and PartnerRe SA. These

ratings are based upon criteria established by the rating agencies, and the rating agencies periodically evaluate our reinsurance operations to determine if we continue to meet the criteria of the ratings that have been assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors and criteria established independently by each rating agency They are not an evaluation directed to investors in our common shares, preferred shares or debt securities, and are not a recommendation to buy, sell or hold our common shares, preferred shares or debt securities. Rating agencies may downgrade or withdraw their ratings in the future if we do not continue to meet the then current criteria for the ratings previously assigned to us. Such criteria may change, perhaps significantly, at the sole discretion of the rating agencies.

Our current financial strength ratings are:

Standard & Poor’s	AA-/negative outlook
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/stable

If our ratings were significantly downgraded, our competitive position in the reinsurance industry may suffer, and it could be more difficult for us to market our products. Certain business that we write contains terms that give the ceding company or derivative counterparty the right to terminate cover and/or require collateral if our ratings are downgraded. A significant downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as client companies, and brokers that place their business, move to other competitors with higher ratings.

Since we rely on a few reinsurance brokers for a large percentage of our business, loss of business provided by these brokers could reduce our premium volume and net income.

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2006, approximately 69% of gross premiums were produced through brokers. In 2006, we had two brokers that accounted for 38% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. Loss of all or a substantial portion of the business produced by significant brokers could significantly reduce our premium volume and net income.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, the frequency and severity of catastrophic events, and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

ASSUMED RISK

If actual losses exceed our estimated loss reserves our net income will be reduced.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that we write. Loss reserves do not represent an exact calculation of liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect our expectation of the costs of the ultimate settlement and administration of claims. Losses for short-tail business, which include, but are not limited to, most types of catastrophe, property, motor, physical damage, aviation hull, and marine losses, tend to be reported promptly and settled within a short period of time, barring unusual circumstances. However, losses for casualty and liability lines, often take longer to be reported, and frequently can be impacted by lengthy, unpredictable litigation and by the inflation of loss costs over time.

We expect our casualty business to produce claims that will often be resolved only through lengthy and unpredictable litigation. Although to a lesser extent, this could also be the case for other lines of business. The measures required to resolve such claims, including the adjudication process, present generally more reserve challenges than property-related losses. As a consequence of litigation in all of our lines of business, actual losses and loss expenses paid may substantially deviate from the reserve estimates reflected in our financial statements.

As a result, even when losses are identified and reserves are established for any line of business, ultimate losses and loss expenses (that is, the administrative costs of managing and settling claims) may deviate, perhaps substantially, from estimates reflected in loss reserves in our financial statements. If our loss reserves for business written are inadequate, we will be required to increase loss reserves in the period in which we identify the deficiency. This could cause a material increase in our liabilities, a reduction in our profitability and a reduction of capital.

Although we did not operate prior to 1993, we assumed certain asbestos and environmental exposures through our acquisitions. Our reserves for losses and loss expenses include an estimate of our ultimate liability for asbestos and environmental claims for which we cannot estimate the ultimate value using traditional reserving techniques, and for which there are significant uncertainties in estimating the amount of our potential losses. We and certain of our subsidiaries have received and continue to receive notices of potential reinsurance claims from ceding insurance companies which have in turn received claims asserting asbestos and environmental losses under primary insurance policies, in part reinsured by us. Such claims notices are often precautionary in nature and are generally unspecific, and the primary insurers often do not attempt to quantify the amount, timing or nature of the exposure. Given the lack of specificity in some of these notices, and the legal and tort environment that affects the development of claims reserves, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. In addition, the reserves that we have established may be inadequate. If ultimate losses and loss expenses exceed the reserves currently established, we will be required to increase loss reserves in the period in which we identify the deficiency to cover any such claims. This could cause a material increase in our liabilities, a reduction in our profitability and a reduction of capital.

The volatility of the business that we underwrite may result in volatility of our earnings and limit our ability to write future business.

Catastrophe reinsurance comprises approximately 11% of our net premiums written. Catastrophe losses result from events such as windstorms, hurricanes, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is particularly the case as we usually provide reinsurance that pays only after the primary insurer has experienced a specified level of loss, which tends to reduce our exposure to higher-frequency, lower-severity losses. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

Notwithstanding our endeavors to manage our exposure to catastrophic and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones, or changes in the relative frequency or severity of catastrophic or other large loss events, could reduce our earnings and limit the funds available to make payments on future claims. The effect of an increase in frequency of mid-size losses in any one reporting period affecting one or more geographic zones, such as an unusual level of hurricane activity, could also reduce our earnings. Should we incur one or more large catastrophe losses, our ability to write future business may be adversely impacted.

By way of illustration, during the past five calendar years, we have incurred the following pre-tax large catastrophe losses, net of reinsurance (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophe losses
2006	—
2005	$900
2004	176
2003	—
2002	120

We could face unanticipated losses from man-made catastrophic events and these or other unanticipated losses could impair our financial condition, reduce our profitability and decrease the market price of our shares.

We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of terrorism, acts of war and political instability, or from other perils. Although we may exclude losses from terrorism and certain other similar risks from some coverage we write, we may continue to have exposure to such unforeseen or unpredictable events. It is difficult to predict the timing of such events with statistical certainty, or estimate the amount of loss any given occurrence will generate. Under U.S. GAAP, we are not permitted to establish reserves for potential losses associated with man-made or other catastrophic events until an event that may give rise to such losses occurs. If such an event were to occur, our reported income would decrease in the affected period. In particular, unforeseen large losses could reduce our profitability or impair our financial condition. Over time, if the severity and frequency of these events remains higher than in the past, it may impact our ability to write future business.

Emerging claim and coverage issues could adversely affect our business.

Unanticipated developments in the law, as well as changes in social and environmental conditions, could potentially result in unexpected claims for coverage under our insurance, reinsurance and other contracts. These developments and changes may materially adversely affect us. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration, and litigation.

The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages, and in particular, our casualty reinsurance contracts, may not be known for many years after a contract is issued. In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claims handling and other practices.

We are exposed to credit risk relating to our reinsurance brokers and cedants and other counterparties.

In accordance with industry practice, we may pay amounts owed under our policies to brokers, and they in turn pay these amounts to the ceding insurer. In some jurisdictions, if the broker fails to make such an onward payment, we might remain liable to the ceding insurer for the deficiency. Conversely, the ceding insurer may pay premiums to the broker, for onward payment to us in respect of reinsurance policies issued by us. In certain jurisdictions, these premiums are considered to have been paid to us at the time that payment is made to the broker, and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. We may not be able to collect all premiums receivable due from any particular broker at any given time. We also assume credit risk by writing business on a funds withheld basis. Under such arrangements, the cedant retains the premium they would otherwise pay to the reinsurer to cover future loss payments. In addition, we may be exposed to credit risk from transactions involving banks or derivative counterparties and the credit risk of reinsurers from whom we may purchase retrocessional reinsurance.

The exposure of our investments to interest rate, credit and market risks may limit our net investment income and net income and may affect the adequacy of our capital.

We invest the net premiums we receive until such time as we pay out losses. Investment results comprise a substantial portion of our income. For the year ended December 31, 2006, we had net investment income of $449 million, which represented approximately 11% of total revenues. While our Management has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to interest rate risk, credit and default risk, liquidity risk and market volatility.

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

We invest a portion of our portfolio in preferred and common stocks or equity-related securities. The value of these assets fluctuates with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income and capital. Convertible bonds have both a debt and an equity component due to the option to convert the fixed income security to an equity form. Therefore, convertible bonds have both credit and interest rate risk as described above, as well as equity volatility risk.

We also invest in alternative investments, which have different risk characteristics than traditional equity and fixed maturity securities. These alternative investments include mutual funds, equity hedge funds, and private bond and equity investments. Our percentage allocation to these alternative investments, which at December 31, 2006 was approximately 4 percent of our total investment portfolio, may increase or decrease. Fluctuations in the fair value of our alternative investments may reduce our income in any period or year or cause a reduction in our capital.

Our debt, credit and International Swap Dealers Association (ISDA) agreements may limit our financial and operational flexibility, which may affect our ability to conduct our business.

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

If we are in default under the terms of these agreements, then we would also be restricted in our ability to declare or pay any dividends, redeem, purchase or acquire any shares or make a liquidation payment.

OPERATIONAL RISK

If our non-U.S. operations become subject to U.S. income taxation, our net income will decrease.

We believe that we, Partner Reinsurance and PartnerRe SA, have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the United States and, on this basis, we do not expect that we, Partner Reinsurance or PartnerRe SA, will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S.-source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the IRS may contend that we, Partner Reinsurance or PartnerRe SA are engaged in a trade or business in the United States. If we, Partner Reinsurance or PartnerRe SA are subject to U.S. income tax, our shareholders’ equity and earnings will be reduced by the amount of such taxes, which could be material.

Partner Reinsurance Company of the U.S., PartnerRe Insurance Company of New York, PartnerRe Asset Management and PartnerRe New Solutions Inc. are wholly-owned subsidiaries of PartnerRe U.S. Corporation, conduct business in the United States, and are subject to U.S. corporate income taxes.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (OECD) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

We are a holding company and, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations.

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries. We rely primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S., to pay the operating and interest expenses, shareholder dividends and other obligations of the holding company that may arise from time to time. We expect future dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries to us is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. Therefore, our reinsurance subsidiaries may not always be able to, or may not, pay dividends to us sufficient to pay our expenses, dividends or other obligations.

The payment of dividends by Partner Reinsurance to us is limited under Bermuda law and regulations. Under the Insurance Act 1978 and amendments thereto, including the Insurance Amendment Act 1995, and related regulations, Partner Reinsurance is prohibited from paying dividends in any one financial year of more than 25% of its total statutory capital and surplus as of the beginning of such year, unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements. In addition, if Partner Reinsurance failed to meet its required margins in the previous fiscal year it would be prohibited from declaring or paying any dividends without the approval of the Bermuda Monetary Authority. The Insurance Act requires Partner Reinsurance to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, Partner Reinsurance is prohibited under the Insurance Act from reducing its statutory capital as of the beginning of any year by more than 15% in any one year without the approval of the Bermuda Monetary Authority.

PartnerRe SA’s ability to pay dividends is subject to French laws and regulations governing French companies generally. Although PartnerRe SA’s ability to pay dividends to us is not restricted under current French laws and regulations specifically applicable to reinsurers, the amount of cash dividends that may be paid in any twelve-month period is generally limited to the net after-tax profits (determined under French accounting and tax rules) generated in that twelve-month period. PartnerRe U.S. may generally pay cash dividends only out of statutory earned surplus. Currently, PartnerRe U.S. has statutory negative earned surplus and therefore cannot pay dividends without prior regulatory approval.

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

We are a Bermuda company and some of our directors and officers are residents of various jurisdictions outside the United States. All, or a substantial portion, of the assets of our officers and directors and of our assets are or may be located in jurisdictions outside the United States. Although we have appointed an agent and irrevocably agreed that the agent may be served with process in New York with respect to actions against us arising out of violations of the United States Federal securities laws in any Federal or state court in the United States, it could be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States. It could also be difficult for investors to enforce against us or our directors and officers judgments of a United States court predicated upon civil liability provisions of United States Federal securities laws.

There is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a United States judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the United States court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a United States court that is final and for a sum certain based on United States Federal securities laws, will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the United States court, and the issue of submission and jurisdiction is a matter of Bermuda law and not United States law.

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

We believe our modeling, underwriting and information technology and application systems are critical to our business and reputation, our ability to process transactions and provide high quality customer service. Moreover, our technology and applications have been an important part of our underwriting process and our ability to compete successfully. Such technology is and will continue to be a very important part of our underwriting process. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable service providers, or that our technology or applications will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these service providers or consultants without slowing our underwriting response time. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense. We believe appropriate controls and mitigation actions are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but if such controls and actions are not effective, the adverse effect on our business could be significant.

Foreign currency fluctuations may reduce our net income and our capital levels.

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

The Company leases office space in Bermuda where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, including Beijing, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Montreal, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich.

ITEM	3. LEGAL PROCEEDINGS

Litigation

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

As of December 31, 2006, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.

Subpoenas

In June 2005, the Company received a subpoena from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, PartnerRe U.S., received a subpoena from the Florida Office of Insurance Regulation in April 2005 requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company has responded promptly to all requests for information.

In January 2007, PartnerRe U.S. received a subpoena from the Attorney General for the State of Connecticut requesting information relating to the Company’s participation in certain underwriting agreements that existed in 2002 and prior. The Company is cooperating fully with this request for information.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange:

Common shares	PRE
6.75% Series C cumulative preferred shares	PRE-PrC
6.5% Series D cumulative preferred shares	PRE-PrD

As of February 22, 2007, the approximate number of common shareholders was 57,800.

The following table provides information about purchases by the Company during the quarter ended December 31, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)	(d) Maximum number of shares that may yet be purchased under the program
10/01/2006-10/31/2006	—	—	—	4,293,651
11/01/2006-11/30/2006	—	—	—	4,293,651
12/01/2006-12/31/2006	—	—	—	4,293,651

Total	—	—	—

(1)	In 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. From this authorization, 4,293,651 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Other information with respect to the Company’s common shares and related stockholder matters is contained in Notes 10, 11, 12, 13, 14 and 20 to Consolidated Financial Statements in Item 8 of Part II of this report; and under the caption Equity Compensation Plan Information in the Proxy Statement and is incorporated by reference to this item.

ITEM	6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

(Expressed in millions of U.S. dollars, except per share data)

The following Selected Consolidated Financial Data is presented in accordance with accounting principles generally accepted in the United States. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements.

	For the year ended December 31,
Statement of Operations Data	2006	2005	2004	2003	2002
Gross premiums written	$3,734	$3,665	$3,888	$3,625	$2,706
Net premiums written	3,689	3,616	3,853	3,590	2,655
Net premiums earned	$3,667	$3,599	$3,734	$3,503	$2,426
Net investment income	449	365	298	262	245
Net realized investment gains (losses)	47	207	117	87	(7)
Other income	24	35	17	21	6

Total revenues	4,187	4,206	4,166	3,873	2,670
Losses and loss expenses and life policy benefits	2,111	3,087	2,476	2,366	1,716
Total expenses	3,355	4,244	3,673	3,381	2,450

Income (loss) before distributions related to trust preferred and mandatorily redeemable preferred securities, taxes and interest in earnings of equity investments	832	(38)	493	492	220
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	—	—	22	27
Income tax expense	95	23	7	2	3
Interest in earnings of equity investments	12	10	6	—	—

Net income (loss)	$749	$(51)	$492	$468	$190

Basic net income (loss) per common share	$12.58	$(1.56)	$8.80	$8.23	$3.37
Diluted net income (loss) per common share	$12.37	$(1.56)	$8.71	$8.13	$3.28
Dividends declared and paid per common share	$1.60	$1.52	$1.36	$1.20	$1.15

Non-life Ratios
Loss ratio	55.1%	86.9%	65.4%	65.6%	69.3%
Acquisition ratio	23.1	23.1	23.0	22.2	22.0
Other operating expense ratio	6.4	5.9	5.9	5.5	5.5

Combined ratio	84.6%	115.9%	94.3%	93.3%	96.8%

	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
Total investments and cash	$10,679	$9,579	$8,398	$6,797	$5,185
Total assets	14,948	13,744	12,680	10,903	8,548
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	8,301	7,962	7,044	5,917	4,474
Long-term debt	620	620	220	220	220
Debt related to capital efficient notes	258	—	—	—	—
Debt related to trust preferred securities	—	206	206	206	—
Mandatorily redeemable preferred securities	—	—	—	200	200
Trust preferred securities	—	—	—	—	200
Shareholders’ equity	3,786	3,093	3,352	2,594	2,077
Diluted book value per common and common share equivalents	$56.07	$44.57	$50.99	$42.48	$34.02
Weighted average number of common and common share equivalents outstanding	57.8	55.0	54.0	53.9	51.9
Number of common shares outstanding	57.1	56.7	54.9	53.7	52.4

The Company adopted SFAS 150 and FIN46(R) in 2003. (See Note 2 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

The Company is a leading global reinsurer with a broadly diversified portfolio of risks. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength. Through its broad product and geographic diversification, its excellent execution capabilities, and its local presence in most major markets, the Company is able to respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.

Reinsurance is by its nature a risk assumption business. The Company’s philosophy is to assume its clients’ risks, thereby removing the volatility associated with these risks, and then manage those risks and the risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed.

The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events, and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a moderately greater degree of risk than the market average, actively managing its capital across its portfolio and over the duration of the cycle, adding value through underwriting and transactional excellence, and achieving superior returns on invested assets in the context of a disciplined risk framework.

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

During 2005, pricing was generally flat to down, except for those lines specifically affected by the 2004 hurricanes, and led to a reduction in premiums written by the Company in 2005. However, 2005 eventually developed into the worst year in the history of the industry in terms of catastrophe losses, with Hurricane Katrina, which devastated the Gulf Coast in late August, being the largest insured event ever. The catastrophic events of 2005, which included two other significant Atlantic hurricanes, Rita and Wilma, as well as a significant winterstorm and a flood in Europe, followed an unusually active Atlantic hurricane season in 2004. Consequently, the Company observed in 2006 strong pricing increases in the lines and geographies that were affected by the large 2005 catastrophic loss events, including catastrophe covers in the southeastern U.S. and in the U.S. property and energy lines. Pricing in other lines was generally stable.

During the January 1, 2007 renewals, the Company observed strong pricing in U.S. wind-exposed lines, while all other lines saw pricing declines. There was a significant increase in risk retention by cedants, as well as a trend to restructure proportional business to a non-proportional basis, which reduced the overall amount of premiums in the reinsurance marketplace. Nevertheless, the Company wrote a considerable amount of new business during the January 1, 2007 renewals and believes it has maintained profitability on business renewed. While facing the changes in market conditions, the Company has not changed its strategy or approach to business and continues to be opportunistic in writing business in its property, casualty and specialty lines. The Company also continues to maintain balance and diversification in its overall portfolio and to maintain its focus on growth in its Life and ART business segments.

Within the Company’s Life segment, the reinsurance market is differentiated between mortality and longevity products, with mortality being the largest market and longevity being smaller, but growing. For the mortality markets in which the Company writes business, the Company observed stable pricing for continental Europe and Latin America. In contrast, there are much more competitive conditions in the U.K. and Ireland, and while these two markets remain attractive, appropriate risk selection and pricing is important.

The prevailing competitive environment in which most of the ART products are written is currently characterized by high liquidity, high asset valuations, and low credit spreads. This environment has been in place for the last few years and has limited organic growth opportunities. The Company’s response has been to continue to apply underwriting discipline, opportunistically grow in existing classes, and selectively expand its scope to new niche asset classes. In addition to providing more opportunities for profitable growth, this expansion strategy has increased the diversification with the ART segment, and positioned the Company to participate in the next cyclical correction in the nontraditional credit markets.

A key challenge facing the Company is to successfully manage through the less profitable portion of the reinsurance cycle. The Company is confident in its long-term strategy, and believes that by closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification and balance of its portfolio, it will continue to optimize returns. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management believes it has achieved appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and that this diversification, in addition to the financial strength of the Company and its strong global franchise, will help to mitigate cyclical declines in underwriting profitability and to achieve a more balanced return over time.

The Company also generates revenue from its substantial and high quality investment portfolio. The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. Liability funds are used to support the Company’s net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities, net of reinsurance assets, and are invested in a way that generally matches them to the corresponding liabilities in terms of both duration and currency composition to protect the Company against changes in interest and foreign exchange rates. The Company invests the liability funds in high-quality fixed income securities with the primary objective of preserving liquidity and protecting capital. Capital funds are invested to achieve total returns that enhance growth in shareholders’ equity and are invested in investment-grade and below investment-grade fixed income securities and equity instruments. A key challenge for the Company is achieving the right balance between current investment income and total returns (that include price appreciation or depreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and reallocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. The Company may also lengthen or shorten the duration of its fixed income portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions.

In addition to revenues generated from its underwriting operations and investment activities, the Company’s profitability is significantly affected by the level of its losses and loss expenses incurred. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written. The

Company’s non-life net reserve position at December 31, 2006 was $6.7 billion. Management believes that it follows prudent reserving policies in pursuit of a strong financial position. A key challenge for the Company is the accurate estimation of loss reserves for each line of business, which is critical in order to accurately determine the profitability of each line and allocate the optimal amount of capital to each line. The risk for the Company is that it will allocate too much of its capital to one or more lines of business that are less profitable than anticipated, and not enough capital to those lines of business that eventually prove to be more profitable.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income (including net income), Management uses three key measures to evaluate its financial performance, as well as the overall growth in value generated for the Company’s common shareholders.

Diluted Book Value per Share: Management uses diluted book value per share growth as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted shares outstanding. Diluted book value per share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Since December 31, 2001, the Company has generated a compound annual growth rate in diluted book value per share in excess of 14%.

ROE: Management uses operating return on beginning shareholders’ equity (ROE) as a measure of profitability that focuses on the return to common shareholders. It is calculated using net operating earnings (loss) available to common shareholders (net income excluding after-tax net realized gains or losses on investments and preferred share dividends) divided by beginning common shareholders’ equity. Management has set a minimum 13% ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders for the risk assumed. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital allocation and underwriting pricing decisions, incorporate an ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is allocated to each transaction for determining the transaction’s ROE. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is allocated to the transactions generating the highest ROE. Management’s challenge consists of (i) allocating an appropriate amount of capital to each transaction based on the incremental risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction to the overall risk level, and (iii) assessing the diversification benefit, if any, of each transaction. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful ROE, and entering into transactions that do not contribute to the Company’s 13% ROE objective.

Combined Ratio: The combined ratio is used industry-wide as a measure of underwriting profitability for Non-life business. The combined ratio is the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned). A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other operating expenses are less than the premiums earned on that business. While an important metric of success, the combined ratio does not reflect all components of profitability, as it does not recognize the impact of interest income earned on premiums between the time premiums are received and the time losses payments are ultimately made to clients. Since 2001, the Company has had four years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses, with Hurricane Katrina, which devastated the Gulf Coast, being the largest insured event ever, the Company recorded a net underwriting loss as a result of the significant catastrophic loss events that year and that was reflected in the

Company’s Non-life combined ratio of 115.9%. The key challenge for maintaining a profitable combined ratio consists of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines or markets, and (iii) maintaining control over expenses.

Other Key Issues of Management

Enterprise Culture

Management is focused on ensuring that the structure and culture of the organization promote intelligent, prudent, transparent and ethical decision-making. Management believes that a sound enterprise culture starts with the tone at the top. The Executive Management holds regular company-wide information sessions to present and review Management’s latest decisions, whether operational, financial or structural, as well as the financial results for the Company. Employees are encouraged to address questions related to the Company’s results, strategy or Management decisions, either anonymously or otherwise to Management so that they can be answered during these information sessions. Management believes that these sessions provide a consistent message to all employees about the Company’s value of transparency. Management also strives to promote a work environment that (i) aligns the skill set of individuals with challenges encountered by the Company, (ii) includes segregation of duties to ensure objectivity in decision making, and (iii) provides a compensation structure that encourages and rewards intelligent and ethical behavior. To that effect, the Company has a written Code of Business Conduct and Ethics and provides employees with a direct communication channel to the Audit Committee in the event they become aware of questionable behavior of Management or anyone else. Finally, Management believes that building a sound internal control environment, including a strong internal audit function, helps ensure that behaviors are consistent with the Company’s cultural values.

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

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high-quality, well-balanced and liquid portfolio, and by matching the duration of its investment portfolio with that of its net reinsurance liabilities. In 2007, the Company expects to continue to generate positive operating cash flows. Management also maintains credit facilities with banks that can provide efficient access to cash in the event of an unforeseen cash requirement.

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. (See Risk Factors in Item 1A of Part I of this report). In addition to these risks, the Company operates as an assumer of risk and its results are primarily determined by how well the Company understands, prices and manages risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with shareholders’ need for an adequate return on their capital.

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

The Executive Management and the Board are responsible for managing strategic risks and setting key risk policies and limits. The Board approves maximum limits as a percentage the Company’s economic value, while the Executive Management operates at levels equal to or lower than the maximum limits approved by the Board, depending on current market conditions and the distribution of the Company’s portfolio of risks. The strategic risks include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry. Operational risks are managed by designated functions within the organization. They include failures or weaknesses in financial reporting and controls, non-compliance, poor cash management, fraud, breach of information technology security and reliance on third party vendors. The Company seeks to minimize these risks through robust processes and controls. Controls and monitoring processes throughout the organization seek to ensure that the Executive Management and the Board have a comprehensive view of the Company’s risks and related mitigation strategies at all times. Individual business units manage assumed risks, subject to the limits and policies established by the Executive Management and the Board. These are the reinsurance risks that the Company’s clients want to transfer and are the core of the Company’s business. They also include the capital market risks that the Company assumes in the investment of its assets.

At a strategic level, the Company manages these risks through diversification and absolute limits. At an operational level, risk mitigation strategies for assumed risks include strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

The Company maintains a risk appetite moderately above the average of the reinsurance market because Management believes that this position offers the best potential for creating shareholder value at an acceptable risk level. The most profitable products generally present the most volatility and potential downside risk. The Company manages that risk through diversification and absolute limits on any one risk. The Company accepts that results on a quarterly basis may be volatile; however, it seeks to protect itself from downside risk that can materially impair its balance sheet. The limits imposed represent the boundaries of risk tolerance and are based on the amount of capital that may be lost.

The major risks to the Company’s balance sheet are typically due to events that Management refers to as shock losses. The Company defines a shock loss as an event that has the potential to materially damage economic value. The Company defines its economic value as the difference between the net present value of tangible assets and the net present value of liabilities, using appropriate risk discount rates. For traded assets, the calculated net present values are equivalent to market values.

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

Other risks such as interest rate risk and credit risk have the ability to impact results substantially and may result in volatility in results from quarter to quarter, but Management believes that by themselves, they are unlikely to represent a material downside threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report for additional disclosure on interest rate risk, foreign currency risk, credit risk and equity price risk.

Catastrophe Risk

The Company defines this risk as the risk that the aggregate losses from natural perils materially exceed the net premiums that are received to cover such risks. The Company considers both the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any year.

The Company imposes an absolute limit to catastrophe risk from any single loss through exposure limit caps in each zone and to each peril, with the largest zonal limit set at a maximum of $1.3 billion, compared to an actual of $1.3 billion, as of December 31, 2006. This risk is managed through the real time allocation of catastrophe exposure capacity on each exposure zone to different business units, regular modeling of aggregate loss scenarios through proprietary models, and a combination of quantitative and qualitative analysis. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Not all zones have the same limit and zones are broadly defined so that it would be highly unlikely for any single event to substantially erode the aggregate exposure limits from more than one zone. Even extremely high severity/low likelihood events will only partially exhaust the limits in any zone, as they are likely to only affect a part of the area covered by a wide zone.

The Company also manages its exposures so that the chance that an economic loss to the Company from all catastrophe losses in any one year exceeds $950 million has a modeled probability of occurring less than once in 75 years. To measure this probability, the Company uses proprietary models that take into account not only the exposures in any zone, but also the likely frequency and severity of catastrophic events. This quantitative analysis is supplemented with the professional judgment of experienced underwriters. At December 31, 2006, the modeled economic loss to the Company from a one in 75 year catastrophic loss was $650 million.

Casualty Reserving Risk

The Company defines this risk as the risk that the estimates of ultimate losses that underlie its booked reserves for casualty and other long-tail lines will prove to be too low, leading to substantial reserve strengthening. The tolerance set by the Company for this risk is measured using total earned premium for casualty and other long-tail lines. Total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods was set at a maximum of $3.7 billion, compared to an actual of $3.0 billion, as of December 31, 2006.

One of the greatest risks in long-tail lines of business, and particularly in U.S. casualty, is that the loss trends are higher than the assumptions underlying the Company’s ultimate loss estimates, resulting in ultimate losses that exceed recorded loss reserves. When loss trends prove to be higher than those underlying the reserving assumptions, the risk is great because of a stacking up effect: for long-tail lines, the Company carries reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. The effect is likely to be more pronounced for recent underwriting years because, with the passage of time, actual loss emergence and data provide greater confidence around the adequacy of ultimate liability estimates for older underwriting years. Management believes that the volume of long-tail business most exposed to these reserving uncertainties should be limited.

The Company manages and mitigates the reserve risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends. The Company establishes prudent reserving policies for determining carried reserves. These policies are systematic and Management endeavors to apply them consistently over time. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits below.

Equity Investment Risk

The Company defines this risk as the risk of a substantial decline in the value of its equity and equity-like securities (defined as all securities other than investment-grade securities) during the year. The tolerance set by the Company for this risk is measured using the value of equity and equity-like securities as a percentage of available economic capital and was set at a maximum of $2.55 billion, compared to an actual of $1.6 billion, as of December 31, 2006. Assuming equity risk (and equity-like risks such as high yield bonds and convertible securities) within that part of the investment portfolio that is not required to support liability funds provides valuable diversification from other risk classes, along with the potential for higher returns. However, an overweight position could lead to a large loss of capital and impair the balance sheet in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on other than investment-grade bonds as a percentage of capital. The Company’s fully integrated information system provides real-time data on the investment portfolios, allowing for continuous monitoring and decision-support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns. See Quantitative and Qualitative Disclosures about Market Risk—Equity Price Risk in Item 7A of Part II of this report.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Company’s Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company’s accounting policies. The sensitivity estimates that follow are based on outcomes that the Company considers reasonably likely to occur.

Losses and Loss Expenses and Life Policy Benefits

Losses and Loss Expenses

Because a significant amount of time can elapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (loss reserves) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. Unlike case reserves and ACRs, IBNR reserves are often calculated at an aggregated level and cannot usually be directly identified as reserves for a particular loss or treaty. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses (ULAE) associated with the loss reserves and these form part of the Company’s loss adjustment expense reserves. The Company’s Non-life loss reserves for each category, line and sub-segment are reported in the tables included later in this section.

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

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The Company assigns treaties to reserving cells and allocates losses from the treaty to the reserving cell. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g., reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company tabulates losses in reserving triangles that show the total reported or paid claims at each financial year end by underwriting year cohort. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (accident year), or the calendar year for which financial results are reported. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid and reported Chain Ladder methods, Expected Loss Ratio methods, paid and reported Bornhuetter-Ferguson (B-F) methods, and paid and reported Benktander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In the case of asbestos and environmental claims, the Company has established reserves for future loss and allocated loss expenses based on the results of periodic actuarial studies, which consider the underlying exposures of the Company’s cedants.

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves that it will pay in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves

A brief description of the reserving methods commonly employed by the Company and a discussion of their particular advantages and disadvantages is as follows:

Chain Ladder (CL) Development Methods (Reported or Paid)

These methods use the underlying assumption that losses reported (paid) for each underwriting year at a particular development stage follow a stable pattern. For example, the Chain Ladder development method assumes that on average, every underwriting year will display the same percentage of ultimate liabilities reported by the Company’s cedants (say x%) at 24 months after the inception of the underwriting year. The percentages reported (paid) are established for each development stage (e.g., at 12 months, 24 months, etc.) after examining historical averages from the loss development data. These are sometimes supplemented by external benchmark information. Ultimate liabilities are estimated by multiplying the actual reported (paid) losses by the reciprocal of the assumed reported (paid) percentage (e.g., 1/x%). Reserves are then calculated by subtracting paid claims from the estimated ultimate liabilities.

The main strengths of the method are that it is reactive to loss emergence (payments) and that it makes full use of historical experience on claim emergence (payments). For homogeneous low volatility lines, under stable economic conditions the method can often produce good estimates of ultimate liabilities and reserves. However, the method has weaknesses when the underlying assumption of stable patterns is not true. This may be the consequence of changes in the mix of business, changes in claim inflation trends, changes in claim reporting practices or the presence of large claims, among other things. Furthermore, the method tends to produce volatile estimates of ultimate liabilities in situations where there is volatility in loss reported (paid) patterns. In particular, when the expected percentage reported (paid) is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate liabilities and reserves. Consequently, this method is often unsuitable for projections at early development stages of an underwriting year. Finally, the method fails to incorporate any information regarding market conditions, pricing, etc., which could improve the estimate of liabilities and reserves. It therefore tends not to perform very well in situations where there are rapidly changing market conditions.

Expected Loss Ratio (ELR) Method

This method estimates ultimate losses for an underwriting year by applying an estimated loss ratio to the earned premium for that underwriting year. Although the method is insensitive to actual reported or paid losses, it can often be useful at the early stages of development when very few losses have been reported or paid, and the principal sources of information available to the Company consist of information obtained during pricing and qualitative information supplied by the cedant. However, the lack of sensitivity to reported or paid losses means that the method is usually inappropriate at later stages of development.

Bornhuetter-Ferguson (B-F) Methods (Reported or Paid)

These methods aim to address the concerns of the Chain Ladder development methods, which are the variability at early stages of development and the failure to incorporate external information such as pricing. However, the B-F methods are more sensitive to paid and reported losses than the Expected Loss Ratio method above, and can be seen as a blend of the Expected Loss Ratio and Chain Ladder development methods. Unreported (unpaid) claims are calculated using an expected reporting (payment) pattern and an externally determined estimate of ultimate liabilities (usually determined by multiplying an a priori loss ratio with estimates of premium volume). The accuracy of the a priori loss ratio is a critical assumption in this method. Usually a priori loss ratios are initially determined on the basis of pricing information, but may also be adjusted to reflect other information that subsequently emerges about underlying loss experience. Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, this method can be slow to react to emerging loss development (payment). In particular, to the extent that the a priori loss ratios prove to be inaccurate (and are not revised), the B-F methods will produce loss estimates that take longer to converge with the final settlement value of loss liabilities.

Benktander Methods (Reported or Paid)

These methods can be viewed as a blend between the Chain Ladder development and the B-F methods described above. The blend is based on predetermined weights at each development stage that depend on the reported (paid) development patterns. Although mitigated to some extent, this method still exhibits the same advantages and disadvantages as the B-F method, but the mechanics of the calculation imply that it is more reactive to loss emergence (payment) than the B-F method.

Often the selected best estimate is a blend of the results from two or more methods (e.g., weighted averages). The judgment as to which method(s) is most appropriate for a particular underwriting year and reserving cell could change over time as new information emerges regarding underlying loss activity and other data issues. Furthermore, as each line is typically composed of several reserving cells, it is likely that the reserves for the line will be dependent on several reserving methods. This is because reserves for a line are the result of aggregating the reserves for each constituent reserving cell and that a different method could be selected for each reserving cell. Although it is not appropriate to refer to reserves for a line as being determined by a particular method, the table below summarizes the methods that were given principal weight in selecting the best estimates of reserves in each reserving line in 2006, 2005 and 2004, and can therefore be viewed as key drivers of selected reserves. The table distinguishes methods for mature and immature underwriting years as they are often different. The definition of maturity is specific to line and is related to the reporting tail. If at the reserve evaluation date, a significant proportion of losses for the underwriting year are expected to have been reported, then the underwriting year is deemed to be mature, otherwise it is deemed to be immature. For short-tail lines, such as property or agriculture, immature years can refer to the one or two most recent underwriting years, while for longer tail lines, such as casualty, immature years can refer to the three or four most recent underwriting years.

To the extent that the principal reserving methods used for major components of a reserving line are different, these are separately identified in the table below.

Reserving line for Non-life Segment	Non-life Sub-segment	Immature Underwriting Years	Mature Underwriting Years
Property	U.S. P&C	Expected Loss Ratio	Reported B-F
Property / Specialty Property	Global (Non-U.S.) P&C / Worldwide Specialty / ART	Expected Loss Ratio	Reported CL
Casualty	U.S. P&C	Expected Loss Ratio	Reported B-F
Casualty / Specialty Casualty	Global (Non-U.S.) P&C / Worldwide Specialty	Expected Loss Ratio	Reported B-F / Paid B-F
Multiline	U.S. P&C	Expected Loss Ratio / Reported B-F	Reported B-F
Motor	U.S. P&C	Expected Loss Ratio / Reported B-F	Reported B-F
Motor—Proportional	Global (Non-U.S.) P&C	Expected Loss Ratio	Reported B-F
Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F	Reported B-F / Paid B-F
Agriculture	Worldwide Specialty	Expected Loss Ratio	Reported CL
Aviation/Space	Worldwide Specialty	Paid B-F / Reported B-F	Reported B-F
Catastrophe	Worldwide Specialty	Expected Loss Ratio based on exposure analysis	Reported B-F
Credit/Surety	Worldwide Specialty	Reported B-F /Reported CL	Reported B-F / Reported CL
Engineering	Worldwide Specialty	Reported B-F	Reported B-F
Energy Onshore	Worldwide Specialty	Expected Loss Ratio	Reported CL
Marine/Energy Offshore	Worldwide Specialty	Reported B-F	Reported B-F
Other (1)	U.S. P&C / Global (Non-U.S.) P&C / Worldwide Specialty	Periodic actuarial studies	Periodic actuarial studies

(1)	The other reserving line is primarily related to asbestos and environments claims and non-active lines of business. See below and Note 4 to the Consolidated Financial Statements for a discussion on asbestos and environment claims.

The reserving methods used by the Company are dependent on a number of key parameter assumptions. The principal parameter assumptions underlying the methods used by the Company are:

(i) the loss development factors used to form an expectation of the evolution of reported and paid claims for several years following the inception of the underwriting year. These are often derived by examining the Company’s data after due consideration of the underlying factors listed below. In some cases, where the Company lacks sufficient volume to have statistical credibility, external benchmarks are used to supplement the Company’s data;

(ii) the tail factors used to reflect development of paid and reported losses after several years have elapsed since the inception of the underwriting year;

(iii) the a priori loss ratios used as inputs in the B-F methods; and

(iv) the selected loss ratios used as inputs in the Expected Loss Ratio method.

The validity of all parameter assumptions used in the reserving process is reaffirmed on a quarterly basis. Reaffirmation of the parameter assumptions means that the actuaries determine that the parameter assumptions continue to form a sound basis for projection of future liabilities. Parameter assumptions used in projecting future liabilities are themselves estimates based on historical information. As new information becomes available (e.g., additional losses reported), the Company’s actuaries determine whether a revised estimate of the parameter assumptions that reflects all available information is consistent with the previous parameter assumptions employed. In general, to the extent that the revised estimate of parameter assumptions are within a close range of the original assumptions, the Company determines that the parameter assumptions employed continue to form an appropriate basis for projections and continue to use the original assumptions in its models. In this case, any differences could be attributed to the imprecise nature of the parameter estimation process. However, to the extent that the deviations between the two sets of estimates are not within a close range of the original assumptions, the Company reacts by adopting the revised assumptions as a basis for its reserve models. Notwithstanding the above, even where the Company has experienced no material deviations from its original assumptions during any quarter, the Company will generally revise the reserving parameter assumptions at least once a year to reflect all accumulated available information.

In addition to examining the data, the selection of the parameter assumptions is dependent on several underlying factors. The Company’s actuaries review these underlying factors and determine the extent to which these are likely to be stable over the timeframe during which losses are projected, and the extent to which these factors are consistent with the Company’s data. If these factors are determined to be stable and consistent with the data, the estimation of the reserving parameter assumptions are mainly carried out using actuarial and statistical techniques applied to the Company’s data. To the extent that the actuaries determine that they cannot continue to rely on the stability of these factors, the statistical estimates of parameter assumptions are modified to reflect the direction of the change. The main underlying factors upon which the estimates of reserving parameters are predicated are:

(i) the cedant’s business practices will proceed as in the past with no material changes either in submission of accounts or cash flows;

(ii) any internal delays in processing accounts received by the cedant are not materially different from that experienced historically, and hence the implicit reserving allowance made in loss reserves through the methods continues to be appropriate;

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

(vii) in cases where benchmarks are used, they are derived from the experience of similar business; and

(viii) the Company can form a credible initial expectation of the ultimate loss ratio of recent underwriting years through a review of pricing information, supplemented by qualitative information on market events.

The Company’s best estimate of total loss reserves is typically in excess of the midpoint of the actuarial reserve estimates. The Company believes that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature underwriting years that may not be adequately captured through traditional actuarial projection methodologies. As discussed above, these methodologies usually rely heavily on projections of prior year trends into the future. In selecting its best estimate of future liabilities, the Company considers both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial reserve estimates. Selected reserves are always within the indicated reasonable range of estimates indicated by the Company’s actuaries. In determining the appropriate best estimate, the Company reviews (i) the position of overall reserves within the actuarial reserve range, (ii) the result of bottom up analysis by underwriting year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial mid-estimates, such as potential for outstanding litigation, claims practices of cedants, etc.

Carried loss reserves for the U.S. P&C sub-segment are considered to be predominantly long-tail due to the significant volume of U.S. casualty business written in this sub-segment. The casualty line comprised 68% of the net premiums written for this sub-segment, or 16% of the Company’s total net premiums written in 2006. The remaining business within this sub-segment, property and motor, is considered to be short-tail. Within the Global (Non-U.S.) P&C sub-segment, the Company considers both its casualty business as well as its non-proportional motor business to be long-tail. These two lines represented 22% of the net premiums written in the Global (Non-U.S.) P&C sub-segment, or 5% of the Company’s total net premiums written in 2006. Management considers the short-tail lines within the Global (Non-U.S.) P&C sub-segment to be property and proportional motor. The Worldwide Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, credit/surety and specialty property and account for 61% of the net premiums written in this sub-segment, or 26% of the Company’s total net premiums written in 2006. Aviation/space, engineering and marine are considered by the Company to have a medium-tail and represent 31% of this sub-segment’s 2006 net premiums written, or 13% of the Company’s total net premiums written in 2006. Specialty casualty business is considered to be long-tail and represents 8% of net premiums written in this sub-segment, or 3% of the Company’s total net premiums written in 2006.

The following table summarizes the net prior year favorable (adverse) reserve development for the Company’s non-life operations, which is composed of its Non-life and ART segments, for the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars):

	2006	2005	2004
Prior year net favorable (adverse) reserve development:
Non-life segment:
U.S. P&C	$(6)	$(48)	$(30)
Global (Non-U.S) P&C	66	67	(24)
Worldwide Specialty	193	212	193

Total Non-life segment	253	231	139
ART segment	(1)	—	—

Total net non-life prior year reserve development	$252	$231	$139

For a discussion of net prior year favorable (adverse) reserve development by segment and sub-segment, see Results by Segment below and Note 4 to Consolidated Financial Statements in Item 8 of Part II of this report.

The table below summarizes the net prior year favorable (adverse) reserve development for the year ended December 31, 2006 by reserving line for the Company’s non-life operations (in millions of U.S. dollars):

Reserving lines	Net favorable (adverse) prior year reserve development
Property / Specialty Property	$78
Casualty / Specialty Casualty	46
Multiline	5
Motor—U.S. business	(7)
Motor—Non-U.S. Proportional business	15
Motor—Non-U.S. Non-proportional business	(23)
Agriculture	22
Aviation/Space	42
Catastrophe	(25)
Credit/Surety	31
Engineering	21
Energy Onshore	22
Marine/Energy Offshore	30
Other	(5)

Total net non-life prior year reserve development	$252

The following paragraphs discuss how losses paid and reported during the year ended December 31, 2006 compared with the Company’s expectations and how the Company modified its reserving parameter assumptions in line with the emerging development in each reserving line.

Property: Aggregate losses reported for the U.S. property line were higher than expected, mainly for the 2005 hurricanes. The Company did not materially alter its reserving assumptions in this line, except for selecting higher loss ratios. Losses reported for the Non-U.S. property line were slightly lower than expected. The Company reflected this experience by lowering its loss ratio picks for the 2005 underwriting year and selecting slightly faster loss development patterns.

Casualty: Aggregate losses reported and losses paid for the Non-U.S. casualty line were significantly below the Company’s expectations for most underwriting years. Aggregate losses reported for the U.S. casualty line were significantly lower than expected mainly for the 2004, 2005, and 2006 underwriting years. However, given the long-tail nature of this line (U.S. and Non-U.S.), the Company did not materially change its loss development assumptions.

Multiline: Aggregate reported losses were modestly lower than expected. Except for the 2005 underwriting year, most years had reported losses lower than expected. The Company reflected this experience by selecting slightly lower tail factors and faster loss development patterns.

Motor:

•

Aggregate losses reported for the U.S. motor line were slightly higher than expected, mainly for the 2004, 2005 and 2006 underwriting years. The Company reflected this development by selecting reserving methods which give a greater weight to the observed development for the 2005 underwriting year.

•

Aggregate losses reported for the Non-U.S. motor proportional line were slightly lower than expected, principally because of lower than expected development in the 2005 and 2004 underwriting years. The Company selected lower loss development factors for these underwriting years.

•

Although aggregate losses reported for the Non-U.S. motor non-proportional line were in aggregate lower than expectations, a more in-depth analysis of the underlying movements revealed that losses reported from French cedants were significantly in excess of expectations, which was a continuation of trends that the Company observed in prior years. The Company reacted by raising significantly its loss tail factors and a priori loss ratios assumptions for non-proportional French business, while it did not materially change its loss development assumptions for other territories.

Agriculture: The aggregate losses reported during the year were significantly below the Company’s expectations, primarily for the 2006 and 2005 underwriting years. The Company lowered its loss ratio picks for the 2005 underwriting year but did not otherwise materially alter its reserving assumptions.

Aviation/Space: The overall losses reported during the year were significantly lower than the Company’s expectations, primarily for the 2005 underwriting year, but the effect was uniform across all underwriting years. Paid losses were also modestly lower than expected across all underwriting years. The Company reflected this experience by lowering its a priori loss ratios for the 2005 underwriting year and selecting slightly faster loss development patterns.

Catastrophe: Losses reported in this line are largely a function of the presence or absence of catastrophic events during the year. During 2006, significantly fewer catastrophes occurred than the Company expected. Losses reported in respect of prior year catastrophe events were overall in line with expectations. However, the Company established an additional IBNR reserve of $20 million in respect of 2005 U.S. catastrophe losses as a result of a general concern given recent litigation developments and evolving out of court settlement trends that may affect some of the Company’s cedants in the future and hence the claims reported to the Company.

Credit/Surety: The aggregate losses reported during the year were slightly lower than expected, primarily for the 2005 underwriting year, but also for several more mature underwriting years. Losses reported for the 2006 underwriting year were significantly higher than expected, although loss reporting patterns at this early stage can be very volatile. The Company reflected this experience by lowering its loss development factors and loss ratio selections particularly for the Non-U.S. 2004 and 2005 years.

Engineering: The aggregate reported losses were modestly lower than expectations, while losses paid were significantly lower than expected. The Company has not materially changed its reserving assumptions, but in selecting its ultimate liabilities it has, in part, given greater weight to estimates from methods that are consistent with the observed development.

Energy Onshore: Aggregate reported losses were significantly lower than expected, although to a large extent this is due to the relative absence of large losses during the 2006 financial year. Loss reporting for this line is very sensitive to the presence or absence of large losses. The Company did not materially change its reserving assumptions for this line.

Marine/Energy Offshore: The aggregate reported losses during the year were significantly lower than expected. The main reason was significantly lower than expected development for relatively mature underwriting years, whereas development for the 2005 and 2006 years has been closer to expectations. The Company reflected this development by reducing its loss development factor assumptions and loss ratio selections.

As an example of the sensitivity of the Company’s reserves to reserving parameter assumptions, the tables below summarize, by reserving line, the effect on the Company’s reserves of higher/lower a priori loss ratio selections, higher/lower loss development factors and higher/lower tail factors. The Company believes that the illustrated sensitivity to the reserving parameter assumptions is reasonably likely to occur and is indicative of the potential variability inherent in the estimation process of those parameters.

Reserving line selected assumptions	Higher a priori loss ratio	Higher loss development factors	Higher tail Factors (*)	Lower a priori loss ratio	Lower loss development factors	Lower tail Factors (*)
Property / Specialty Property	5 points	3 months	2%	(5) points	3 months	(2)%
Casualty / Specialty Casualty	10	6	10	(10)	6	(10)
Multiline	5	6	5	(5)	6	(5)
Motor—U.S. business	5	3	2	(5)	3	(2)
Motor—Non-U.S. Proportional business	5	3	2	(5)	3	(2)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	12	(10)
Agriculture	5	3	2	(5)	3	(2)
Aviation/Space	5	3	5	(5)	3	(5)
Catastrophe	5	3	2	(5)	3	(2)
Credit/Surety	5	3	2	(5)	3	(2)
Engineering	10	6	5	(10)	6	(5)
Energy Onshore	5	3	2	(5)	3	(2)
Marine/Energy Offshore	5	3	5	(5)	3	(5)

Reserving lines selected sensitivity (in million of U.S. dollars)	Higher a priori loss ratio	Higher loss development factors	Higher tail Factors (*)	Lower a priori loss ratio	Lower loss development factors	Lower tail Factors (*)
Property / Specialty Property	$10	$20	$—	$(10)	$(15)	$—
Casualty / Specialty Casualty	200	135	110	(200)	(125)	(130)
Multiline	10	20	15	(10)	(15)	(15)
Motor—U.S. business	5	10	—	(5)	(10)	(5)
Motor—Non-U.S. Proportional business	—	15	—	—	—	—
Motor—Non-U.S. Non-proportional business	20	50	45	(20)	(45)	(45)
Agriculture	—	5	—	—	—	—
Aviation/Space	15	35	15	(15)	(25)	(10)
Catastrophe	—	—	—	—	—	—
Credit/Surety	15	25	—	(15)	(10)	—
Engineering	15	40	15	(15)	(30)	(15)
Energy Onshore	—	—	—	—	—	—
Marine/Energy Offshore	5	15	5	(5)	(10)	—

(*)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

Some reserving lines show little sensitivity to a priori loss ratio, loss development factor or tail factor as the Company may use reserving methods such as the Expected Loss Ratio method in several of its reserving cells within those lines. It is not appropriate to add together the total impact for a specific factor or the total impact for a specific reserving line as the lines of business are not perfectly correlated.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded as of December 31, 2006 by reserving line for the Company’s non-life operations (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Property / Specialty Property	$476	$3	$295	$774	$—	$774
Casualty / Specialty Casualty	793	111	1,821	2,725	(45)	2,680
Multiline	77	11	122	210	(2)	208
Motor—U.S. business	63	2	70	135	—	135
Motor—Non-U.S. Proportional business	165	—	31	196	(17)	179
Motor—Non-U.S. Non-proportional business	386	9	483	878	(3)	875
Agriculture	12	4	111	127	—	127
Aviation/Space	210	7	195	412	(32)	380
Catastrophe	256	127	41	424	—	424
Credit/Surety	185	1	90	276	—	276
Engineering	131	5	193	329	(9)	320
Energy Onshore	48	9	18	75	(1)	74
Marine/Energy Offshore	90	4	79	173	(20)	153
Other	55	1	81	137	(10)	127

Total non-life reserves	$2,947	$294	$3,630	$6,871	$(139)	$6,732

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate range. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of December 31, 2006. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges. The actuarial point estimates recorded by the Company and the range of estimates around these point estimates at December 31, 2006, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life segment loss reserves:
U.S. P&C	$2,172	$2,435	$1,732
Global (Non-U.S.) P&C	2,259	2,395	1,964
Worldwide Specialty	2,295	2,321	2,048

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses as of December 31, 2006 included $95 million that represents an estimate of its net ultimate liability for asbestos and environmental claims. The majority of this loss and loss expense reserve relates to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. (See Note 4 to Consolidated Financial Statements.) Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the loss reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

Life Policy Benefits

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement, and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts at December 31, 2006 ranged from 1.0% to 4.9%. Actual experience in a particular period may vary from the assumed experience and, consequently, may affect the Company’s operating results in future periods.

The Life segment reported net favorable development for prior accident years during the year ended December 31, 2006 of $12 million. The net favorable development was primarily related to the refinement of the Company’s reserving methodologies related to certain proportional guaranteed minimum death benefit treaties and the receipt of additional reported loss information from its cedants. The Life segment reported no development on prior accident years during the years ended December 31, 2005 and 2004.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual results. Approximately 44% of the Company’s reported net premiums written for 2006, 2005 and 2004 were based upon estimates.

Under proportional treaties, which represented 67% of gross premiums written for the year December 31, 2006, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 33% of gross premiums written for the year December 31, 2006, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

Reported premiums written and earned and acquisition costs on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of estimates requires a review of the Company’s experience with cedants, familiarity with each geographic market, a thorough understanding of the individual characteristics of each line of business, and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and acquisition costs are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

The magnitude and impact of a change in premium estimate differs for proportional and non-proportional treaties. Non-proportional treaties generally include a fixed minimum premium and an adjustment premium, which is generally less than 5% of the fixed minimum premium. While fixed minimum premiums require no estimation, adjustment premiums are estimated and could be subject to changes in estimates. Although proportional treaties may be subject to larger changes in premium estimates, as the Company generally receives cedant statements in arrears and must estimate all premiums for periods ranging from one month to more than one year (depending on the frequency of cedant statements), the pre-tax impact is mitigated by changes in the cedant’s related reported losses. The impact of the change in estimate on premiums earned and pre-tax results varies depending on when the change becomes known during the risk period and the underlying profitability of the treaty. For the year ended December 31, 2006, the Company recorded reductions of $22 million and $40 million of net premiums written and net premiums earned, respectively, related to changes in premium estimates of prior year reported premiums. These reductions, after the corresponding adjustments to acquisition costs and losses and loss expenses, decreased pre-tax income by approximately $9 million.

A 5% increase (decrease) in net premium written estimates and the corresponding acquisition costs for all of the Company’s Non-life non-proportional treaties would increase (decrease) the 2006 pre-tax income by approximately $21 million, assuming the changes become known at the mid-point of the risk period.

For proportional treaties, the impact of a change in net premium written estimates on pre-tax income varies depending on the losses and loss expenses and acquisition costs of the treaty affected by the change. For example, a 5% increase (decrease) in net premiums written and the corresponding acquisition costs in 2006 across all Non-life proportional treaties would increase (decrease) pre-tax income by approximately $12 million, assuming the 2006 reported technical ratio and that the changes become known at the mid-point of the risk period.

A 1% increase (decrease) in acquisition costs for all of the Company’s Non-life treaties (both proportional and non-proportional) for the year ended December 31, 2006, would decrease (increase) pre-tax income by approximately $4 million, assuming no change in premium estimates and that the changes become known at the mid-point of the risk period.

Other-than-Temporary Impairment of Investments

The Company regularly evaluates the fair value of its investments to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the amortized cost of the individual security is written down to fair value as its new cost basis, and the amount of the write-down is included as a realized investment loss in the Consolidated Statements of Operations, which reduces net income in the period in which the determination of other-than-temporary impairment is made. In contrast, temporary losses are recorded as unrealized investment losses, which do not impact net income, but reduce accumulated other comprehensive income in the Consolidated Balance Sheets, except for those related to trading securities, which are recorded immediately as realized losses in net income.

To determine whether securities with unrealized investment losses are impaired, the Company evaluates, for each specific issuer or security, whether events have occurred that are likely to prevent the Company from recovering its investment in the security. In the determination of other-than-temporary impairment, the Company considers several factors and circumstances, including general economic and financial market conditions, the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and other factors that may raise doubt about the issuer’s ability to continue as a going concern. During 2006, 2005 and 2004, the Company recorded other-than-temporary impairment charges of $27 million, $8 million and $11 million, respectively.

As of December 31, 2006, the Company held more than 500 investment positions that carried total gross unrealized losses of $88 million, including $51 million on securities that carried unrealized losses for more than 12 continuous months. Most unrealized losses were caused by increases in interest rates since the Company’s purchase of the investments, and the Company intends to hold these investments until recovery. Also in Management’s judgment, the Company had no significant unrealized losses caused by other factors or circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken. If the Company had written down 10% of all securities that were in an unrealized loss position for more than 12 continuous months at December 31, 2006, net income for 2006 would have been reduced by $5 million, pre-tax. However, there would be no change in the Company’s carrying value of investments, comprehensive income or shareholders’ equity, as the realization of the unrealized market value depreciation would transfer the loss from the accumulated other comprehensive income section of the Consolidated Balance Sheet to net income on the Consolidated Statement of Operations and retained earnings on the Consolidated Balance Sheet. See Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of this report.

Income Taxes

FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109) provides that a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. SFAS 109 also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of negative and positive evidence.

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2006 of $165 million. The most significant components of the deferred tax asset relate to loss reserve discounting for tax purposes in the United States and operating tax loss carryforwards in France. At December 31, 2006, the deferred tax asset relating to the French tax loss carryforward was $63 million, which is subject to an indefinite carryforward period. The change in valuation allowance related to tax loss carryforwards resulted in a tax (benefit) charge of $(0.8) million, $(15.5) million and $16.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, and technical and expense ratios. Based on these projections, Management evaluates the need for a valuation allowance. A 10% reduction in the deferred tax asset of $165 million as of December 31, 2006 would result in a $16 million charge to net income and a corresponding reduction in total assets.

The deferred tax liabilities as of December 31, 2006 were $88 million. In accordance with SFAS 109, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and the Company will continue to generate taxable revenues in excess of deductions. A 10% reduction in the deferred tax liability as of December 31, 2006 would result in a tax benefit of $9 million booked to net income and a corresponding reduction in total liabilities. See New Accounting Pronouncements below for a discussion on the impact of the adoption of FIN 48.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that the Company make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. This assessment is performed at the reporting unit level. The Company has established September 30 as the date for performing the Company’s annual impairment test. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $430 million as of December 31, 2006.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 10% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2006.

Valuation of Certain Derivative Financial Instruments

As part of its ART operations, the Company utilizes non-traded derivatives. The changes in fair value of these derivatives are recorded in other income in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows of reference securities, credit spreads and general levels of interest rates. The Company uses its best estimate of assumptions to estimate the fair value of its derivative positions. Significant changes in the data underlying these assumptions could result in a significantly different valuation of the derivatives and significant adjustments to net income in the period in which the Company makes the adjustment.

On aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. However, at December 31, 2006, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in an $11 million decrease or increase, respectively, in the fair value of its total return and interest rate swap portfolio.

For weather derivatives, the Company develops assumptions for weather measurements as of the valuation date of the derivative and for probable future weather observations based on forecasts and statistical analysis of historical data. At December 31, 2006, the Company estimated that the valuation of its outstanding weather derivative contract could either increase or decrease by up to $1 million based on historical and forecast weather patterns known as of that date.

Results of Operations

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of this report for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the

Company’s operations is performed in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(j) to Consolidated Financial Statements of Item 8 of Part II of this report for a discussion on translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar strengthened, on average, against the euro, British pound, Swiss franc and Japanese yen, while it weakened against the Canadian dollar, in 2006 compared to 2005;

•	the U.S. dollar weakened, on average, against these currencies in 2005 compared to 2004; and

•	the U.S. dollar weakened against these currencies, except for the Japanese Yen, at December 31, 2006 compared to December 31, 2005.

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

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, results for certain years may include unusually low loss experience, while results for other years may include significant catastrophic losses. For example, the Company’s results for 2006 included no significant catastrophic loss, while 2005 and 2004 included losses from large catastrophic events. To the extent that losses related to large catastrophic events affect the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections.

Net income or loss, preferred dividends, net income or loss available to common shareholders and diluted net income or loss per share for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions of U.S. dollars, except per share data):

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Net income (loss)	$749	$(51)	$492
Less: preferred dividends	34	35	21

Net income (loss) available to common shareholders	$715	$(86)	$471
Diluted net income (loss) per share	$12.37	$(1.56)	$8.71

Net income, net income available to common shareholders and diluted net income per share for 2006 have increased significantly compared to 2005, primarily as a result of a lower level of large catastrophic losses in 2006. Results for 2005 included pre-tax losses, net of reinstatement and additional premiums, of $900 million related to European winterstorm Erwin, the Central European floods, and Hurricanes Katrina, Rita and Wilma (jointly referred to as the large 2005 catastrophic loss events).

The decrease in net income, net income available to common shareholders and diluted net income per share in 2005 compared to 2004 was primarily attributable to the unprecedented amount of large catastrophic losses for the Company and the industry during 2005. While the results for 2004 included the impact of four Atlantic hurricanes and the Indian Ocean tsunami, totaling $176 million, net of reinstatement and additional premiums, the amount of large catastrophic losses increased to $900 million in 2005.

The following tables reflect the combined impact of the 2004 and 2005 large catastrophic losses on the Company’s pre-tax net income by segments and sub-segments for the years ended December 31, 2005 and 2004 (in millions of U.S. dollars). While 2006 had no large catastrophic losses, the Company incurred additional reserve development of $22 million, net of reinstatement and additional premiums of $9 million, related to the large 2005 catastrophic loss events. The impact of this development on the Company’s pre-tax net income for 2006 will be discussed as part of the net prior year loss development of each segment and sub-segment below.

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

Preferred share dividends did not change significantly between 2006 and 2005. Preferred share dividends increased in 2005 after the Company issued Series D cumulative preferred shares (Series D preferred shares) in the fourth quarter of 2004. In the same quarter, the Company settled the purchase contracts associated with its PEPS units in exchange for newly issued common shares of the Company and the Company purchased and cancelled the Series B cumulative preferred shares (Series B preferred shares) that were part of its PEPS units. The increase in preferred share dividends during 2005 is largely offset by a decrease in interest expense related to the Series B preferred shares.

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

The components of net income (loss) income for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions of U.S. dollars):

	For the year ended December 31, 2006	% Change 2006 over 2005	For the year ended December 31, 2005	% Change 2005 over 2004	For the year ended December 31, 2004
Underwriting result:
Non-life	$484	NM	$(497)	NM	$196
ART	21	159%	8	NM	(4)
Life	(22)	(33)	(33)	(31)%	(48)
Corporate expenses	(62)	22	(51)	21	(42)
Net investment income	449	23	365	22	298
Net realized investment gains	47	(77)	207	76	117
Interest expense	(61)	87	(33)	(19)	(41)
Net foreign exchange (losses) gains	(24)	555	(4)	NM	17
Income tax expense	(95)	316	(23)	203	(7)
Interest in earnings of equity investments	12	23	10	54	6

Net income (loss)	$749	NM	$(51)	NM	$492

NM:	not meaningful

Underwriting result is a key measurement that the Company uses to manage and evaluate its segments and sub-segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income separately and in the aggregate. Underwriting result should not be considered a substitute for net income as it does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

2006 over 2005

The underwriting result for the Non-life segment increased by $981 million, from a loss of $497 million in 2005 to a gain of $484 million in 2006. The increase was principally attributable to:

•

a decrease in the level of large catastrophic losses of $884 million, net of reinstatement premiums, for the U.S P&C sub-segment ($128 million), Global (Non-U.S.) P&C sub-segment ($61 million) and Worldwide Specialty sub-segment ($695 million);

•	an increase of approximately $91 million resulting from the normal fluctuations in profitability between periods; and

•

an increase of $22 million in net favorable reserve development on prior accident years, from $231 million in 2005 to $253 million in 2006, including net adverse development of $25 million (net of reinstatement premiums of $4 million) related to the large 2005 catastrophic loss events. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; and was partially offset by

•	an increase in other operating expenses of $16 million, resulting primarily from higher bonus accruals in 2006.

Underwriting result for the ART segment increased by $13 million, from $8 million in 2005 to $21 million in 2006. While 2005 included a net underwriting loss of $16 million related to the large catastrophic losses, 2006 included one large loss of $6 million, as well as net favorable loss development of $3 million (net of additional premiums) related to the 2005 hurricanes. This segment also benefited in 2006 from the early termination of a number of longer term contracts, which led to accelerated profit recognition for the terminated contracts, and stronger results on weather products, explaining most of the growth in underwriting result for this segment.

Underwriting result for the Life segment improved from a loss of $33 million in 2005 to a loss of $22 million in 2006, primarily due to net favorable reserve development of $12 million in 2006, partially offset by higher operating expenses, resulting principally from higher bonus accruals in 2006.

Corporate expenses increased by $11 million, from $51 million in 2005 to $62 million in 2006. The net increase in operating expenses resulted primarily from an increase in personnel costs of $12 million, including bonus accruals and stock-based compensation expense, partially offset by decreases in consulting and professional fees and other costs. Bonuses are tied to results and the bonus accruals were minimal in 2005 as a result of negative operating results.

The Company reported net investment income of $449 million in 2006 compared to $365 million in 2005. The 23% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations, which totaled $492 million after the purchase of approximately $390 million of equity trading securities in 2006, and a full year of net investment income on cash proceeds of $549 million from the Company’s capital raises in October 2005. The higher interest rates prevailing during 2006 relative to 2005 for the U.S. dollar, euro and other currencies also contributed to the increase in net investment income.

Net realized investment gains decreased by $160 million, from $207 million in 2005 to $47 million in 2006. Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. Although the sale of equity securities generated net realized investment gains in 2006, net realized investment gains on equity securities were $71 million lower than 2005. Following a rise in interest rates during 2006, the majority of the Company’s fixed income securities decreased in value compared to December 31, 2005, and sales generated $53 million in net realized investment losses and other-than-temporary impairments, compared to net realized investment gains of $25 million in 2005.

Interest expense increased by $28 million in 2006 compared to 2005 due to a full year of interest on the $400 million long-term debt issued by the Company in October 2005. In addition, the Company incurred interest expense of $6 million upon the redemption of its trust preferred securities in December 2006, representing the unamortized portion of the trust preferred securities’ issuance costs. The Company also incurred interest on debt related to both its capital efficient notes (issued on November 7, 2006) and trust preferred securities for a limited period of time prior to the trust preferred securities’ redemption on December 21, 2006.

Foreign exchange losses were $24 million and $4 million in 2006 and 2005, respectively. The Company hedges a significant portion of its currency risk exposure, as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report. The increase in the foreign exchange loss in 2006 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which increased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates, which are used to revalue the balance sheet, and the average foreign exchange rates, which are used to revalue the income statement.

Income tax expense increased by $72 million from $23 million in 2005 to $95 million in 2006. The increase in income tax expense is primarily a result of the increase in pre-tax income and the geography (or tax jurisdiction) distribution of that income. The Company’s taxable entities generated a higher pre-tax income and tax expense in 2006 compared to 2005. In addition, the 2005 tax expense included the reduction of $15 million in the valuation allowance in Switzerland. Management concluded in 2005 that it was appropriate to release the valuation allowance as a result of the positive evidence, under SFAS 109, of the ability of the Swiss operations to generate significant taxable income in 2005 despite an unprecedented level of losses in the industry. The Company also updated, in 2005, its in-depth analysis of various tax exposures and, based upon its analysis, tax reserves were reduced by $16 million.

2005 over 2004

The underwriting result for the Non-life segment decreased by $693 million, from a gain of $196 million in 2004 to a loss of $497 million in 2005. The decrease was principally attributable to:

•

an increase in the level of large catastrophic losses of $721 million, net of reinstatement premiums, for the U.S P&C sub-segment ($79 million), Global (Non-U.S.) P&C sub-segment ($27 million) and Worldwide Specialty sub-segment ($615 million);

•	a decrease of approximately $73 million resulting from a decrease volume of business and the normal fluctuations in profitability between periods; and was partially offset by

•	an increase of $92 million in net favorable reserve development on prior accident years, from $139 million in 2004 to $231 million in 2005; and

•	a decrease in other operating expenses of $9 million, resulting primarily from lower bonus accruals in 2005.

Underwriting result for the ART segment increased in 2005 despite an increase of $8 million of large catastrophic losses (net of additional premiums). While the weather line returned to profitability in 2005, following incurred realized and unrealized losses on weather derivative instruments due to unusual weather patterns in Japan during 2004, the structured risk transfer line incurred losses on the 2005 hurricanes, which mitigated the positive impact of the weather and principal finance lines.

Underwriting result for the Life segment improved in 2005 primarily due to a $5 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S., as well as a $5 million loss on the Indian Ocean tsunami which were included in the 2004 underwriting results.

Corporate expenses increased by $9 million, from $42 million during 2004 to $51 million during 2005. The increase resulted primarily from an increase of $7 million in equity-based compensation expenses as a result of the adoption in 2003, on a prospective basis, of the fair value method of accounting for equity-based awards. Addition of staff in corporate departments and increases in other infrastructure costs were more than offset by reductions in bonus accruals of $8 million during 2005.

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

Net realized investment gains increased by $90 million, from $117 million during 2004 to $207 million during 2005, primarily as a result of realized gains within the Company’s equity portfolio.

Interest expense decreased by $8 million in 2005 compared to 2004 as distributions on the Series B preferred shares, which amounted to $11 million per year and were presented as interest expense, ended in the fourth quarter of 2004. This decrease was partially offset by interest expense of $3 million related to the $400 million long-term debt issued in October 2005.

The reduction of net foreign exchange from a gain of $17 million in 2004, to a loss of $4 million in 2005 is explained by the combined effect of the fluctuation of the U.S. dollar against the euro and other currencies from 2004 to 2005, as well as the Company’s hedging activities.

Income tax expense increased by $16 million, from $7 million during 2004 to $23 million during 2005, primarily as a result of a change in the geography of pre-tax income (loss). The Company’s taxable entities generated a higher pre-tax income and tax expense during 2005 than 2004, as a significant portion of the large catastrophic losses were incurred by a non-taxable entity in 2005. This was partially offset by a reduction, in 2005, of $15 million in the valuation allowance in Switzerland and the reduction of tax reserves of $16 million as the results of the Company’s in-depth analysis of various tax exposures. The 2004 tax expense was net of a tax recovery in the amount of $6 million related to the settlement of a tax arbitration in France and a favorable adjustment of $6 million, net of valuation allowance, resulting from adjustments to prior year income tax returns in Switzerland.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. P&C, Global (Non-U.S.) P&C and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 19 to Consolidated Financial Statements included in Item 8 of Part II of this report.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the weighted average foreign exchange rates for each year. The U.S. dollar has fluctuated against the euro and other currencies during each of the three years presented and this should be considered when making year over year comparisons.

Non-life Segment

U.S. P&C

The technical result of the U.S. P&C sub-segment has fluctuated in the last three years reflecting varying levels of large loss events and development on prior years’ reserves, which distorted year-to-year comparisons as discussed below. This sub-segment includes the U.S. casualty line, which represented approximately 68%, 69% and 65% of net premiums written for 2006, 2005 and 2004, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2006	% Change 2006 over 2005	2005	% Change 2005 over 2004	2004
Gross premiums written	$843	3%	$820	(17)%	$991
Net premiums written	843	3	819	(17)	990
Net premiums earned	$850	3	$828	(7)	$893
Losses and loss expenses	(612)	(20)	(764)	9	(699)
Acquisition costs	(212)	6	(200)	(2)	(204)

Technical result (1)	$26	NM	$(136)	>1000	$(10)
Loss ratio (2)	72.1%		92.2%		78.2%
Acquisition ratio (3)	24.9		24.2		22.8

Technical ratio (4)	97.0%		116.4%		101.0%

NM:	not meaningful
(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 23%, 23% and 26% of total net premiums written in 2006, 2005, and 2004, respectively.

2006 over 2005

Gross and net premiums written and net premiums earned were 3% higher in 2006 compared to 2005. The property line had an increase in net premiums written and earned in 2006, while the motor line had a decrease and the casualty line was mainly flat. In addition to new treaties in the property and casualty lines, cedants reported fewer downward premium adjustments in 2006 in the motor line than in the same period in 2005.

While there were noticeable differences in market conditions by line of business in 2006, the market continued to provide profitable opportunities. The property line was the line most affected by the 2005 hurricanes, and catastrophe-exposed business benefited from improvements in pricing and terms and conditions during the 2006 renewals. Short-tail lines not exposed to catastrophes continued to see competitive conditions. While the decrease in the motor line was due to treaty cancellations given the prevailing market conditions, the casualty line saw relatively stable market conditions. Notwithstanding the sustained competition in this sub-segment, as well as the higher risk retention by cedants, the Company was able to pursue business that met its profitability objectives.

2005 over 2004

The decrease in gross and net premiums written and net premiums earned in 2005 over 2004 resulted from all lines but was more evident in the motor and casualty lines. The Company observed increased competition in the short-tail motor and property lines, as primary companies retained more risk and reinsurers were competing for a declining amount of business. Although pricing and terms and conditions remained fairly stable in 2005 for the long-tail casualty line, the Company’s net premiums written also decreased for this line. Approximately a third of the decline in net premiums written for this sub-segment resulted from reduced premium estimates from cedants for prior underwriting years, while the remainder resulted from timing of renewals, lower renewal premiums due to the increased risk retention by cedants, the cancellation of programs (or non-renewals) where the renewal terms did not meet the Company’s profitability objectives and increased competition among reinsurers.

Losses and loss expenses and loss ratio

2006 over 2005

The losses and loss expenses and loss ratio reported for 2006 reflected a) no large catastrophic losses; b) net adverse development on prior accident years of $6 million, or 0.7 points on the loss ratio of this sub-segment, including a net adverse loss development of $11 million related to the 2005 hurricanes; and c) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net adverse loss development of $6 million included net adverse loss development for prior accident years of $15 million in the property and motor lines, partially offset by net favorable development of $9 million in the casualty line. The net adverse loss development during 2006 on the 2005 hurricanes was partially offset by loss reductions driven by lower than expected loss activity. Other than for losses related to the 2005 hurricanes, loss information provided by cedants in 2006 for prior accident years in this sub-segment included no individually significant losses but a series of attritional losses. Upon consideration of the attritional loss information, the Company increased its overall expected ultimate loss estimates for the property and motor lines (decreased for the casualty line), which had the net effect of increasing (decreasing for casualty line) prior year loss estimates.

The decrease of $152 million in losses and loss expenses from 2005 to 2006 included:

•	a decrease in large catastrophic losses of $128 million; and

•	a decrease of $42 million in net adverse prior year development; and was partially offset by

•

an increase in losses and loss expenses of approximately $18 million resulting from a combination of the increase in the book of business and exposure, modestly lower profitability on the business written in 2005 and 2006 that was earned in 2006, and normal fluctuations in profitability between periods.

2005 over 2004

The losses and loss expenses and loss ratio reported in 2005 reflected a) losses related to the large 2005 catastrophic loss events of $128 million or 15.5 points on the loss ratio of this sub-segment; b) net adverse loss development on prior accident years of $48 million, or 5.8 points on the loss ratio; and c) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net adverse loss development of $48 million included net adverse loss development for prior accident years in the casualty and motor lines of $58 million, partially offset by net favorable loss development in the shorter-tail property line of $10 million. The net adverse loss development in the casualty line in 2005 was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities in a number of recent underwriting years on a limited number of treaties, predominantly in the specialty casualty line. In addition, but to a less significant degree, the Company observed the emergence of unforeseen loss activity in certain older underwriting years within the non-proportional casualty portfolio. The net adverse loss development for motor primarily reflects actual loss experience during 2005 being worse than expected. Loss information provided by cedants for prior accident years in 2005 for all lines in this sub-segment included no individually significant losses but a series of attritional losses. Based on the Company’s assessment of this loss information, the Company increased its expected ultimate loss ratios for the casualty and motor lines (decreased for the property line), which had the net effect of increasing (decreasing for the property line) prior year loss estimates for this sub-segment.

The increase of $65 million in losses and loss expenses from 2004 to 2005 is explained by:

•	an increase in large catastrophic losses of $79 million; and

•	an increase of $18 million in net adverse prior year development; and was partially offset by

•	a decrease in losses and loss expenses of approximately $32 million resulting from the decrease in the book of business and exposure.

Acquisition costs and acquisition ratio

2006 over 2005

The acquisition costs and acquisition ratio increased in 2006 compared to 2005 primarily as a result of a modest shift from non-proportional to proportional business, which generally carries higher acquisition costs and acquisition ratio.

2005 over 2004

While the Company’s book of business and exposure declined in 2005 compared to 2004, the acquisition costs for 2005 did not change significantly. A shift from non-proportional business to proportional business, and reductions of acquisition costs in 2004 on treaties with experience credits in the form of sliding scale and profit commission adjustments, resulted in a lower acquisition ratio in 2004 than 2005.

Technical result and technical ratio

2006 over 2005

The increase of $162 million in the technical result and the corresponding decrease in the technical ratio from 2005 compared to 2006 was primarily attributable to a reduction in large catastrophic losses of $128 million, a reduction in net adverse prior year development of $42 million, partially offset by a decrease of approximately $8 million resulting from the normal fluctuations in profitability between periods.

2005 over 2004

The decrease of $126 million in the technical result and the corresponding increase in the technical ratio from 2004 compared to 2005 was explained by an increase of $79 million in the level of large catastrophic losses, an increase of $18 million in net adverse prior year development and a reduction of approximately $29 million resulting from premiums adjustments and the normal fluctuations in profitability between periods.

2007 Outlook

During the January 1, 2007 renewals, the Company saw diverse market conditions. Pricing improved for catastrophe-exposed business compared to 2006, while terms and conditions weakened and pricing declined for all other lines as a result of the competitive market conditions and increased risk retention by cedants. The Company’s book of business was slightly reduced at the January 1, 2007 renewals in this sub-segment. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2007 renewals continue throughout the year, Management expects a slight decline in gross and net premiums written and net premiums earned for this sub-segment in 2007.

Global (Non-U.S.) P&C

The technical result of the Global (Non-U.S.) P&C sub-segment has fluctuated in the last three years, reflecting varying levels of large loss events and development on prior years’ reserves, which distorted year-to-year comparisons as discussed below. The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 78% of net premiums written for 2006 in this sub-segment, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2006	% Change 2006 over 2005	2005	% Change 2005 over 2004	2004
Gross premiums written	$763	(9)%	$837	(11)%	$944
Net premiums written	760	(9)	835	(12)	945
Net premiums earned	$775	(10)	$860	(7)	$929
Losses and loss expenses	(505)	(21)	(637)	(13)	(730)
Acquisition costs	(210)	(3)	(217)	(9)	(238)

Technical result	$60	1000	$6	NM	$(39)
Loss ratio	65.1%		74.1%		78.6%
Acquisition ratio	27.1		25.3		25.6

Technical ratio	92.2%		99.4%		104.2%

NM:	not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 21%, 23% and 24% of total net premiums written in 2006, 2005 and 2004, respectively.

2006 over 2005

The decline in gross and net premiums written and net premiums earned in 2006 resulted from the motor and casualty lines and was partially offset by a slight increase in the property line. Competitive market conditions, as well as increases in risk retention by cedants prevailed in 2006 for this sub-segment, which reduced the opportunities for growth. In addition to the continued increased risk retention by cedants, the reduction in the motor line resulted from the Company’s decision to non-renew treaties that did not meet the Company’s profitability objectives. The Company has remained selective in an increasingly competitive environment and has chosen to retain only that business that met its profitability objectives, rather than focusing on premium volume. The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 also contributed to the decrease in net premiums written in this sub-segment, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S dollars at a lower weighted average exchange rate. Without the negative contribution of foreign exchange, gross and net premiums written would have declined by 6% and net premiums earned would have declined by 9%.

2005 over 2004

The decline in gross and net premiums written and net premiums earned in 2005 resulted from all lines in this sub-segment, but was more pronounced in the casualty line. Increased competition and increased risk retention by cedants were the principal reasons for the decrease in premium volume in this sub-segment. The weakening of the U.S. dollar, on average, in 2005 compared to 2004 partially offset the decrease in net premiums written in this sub-segment. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 16% and net premiums earned would have declined by 11%.

Losses and loss expenses and loss ratio

2006 over 2005

The losses and loss expenses and loss ratio reported in 2006 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $66 million, or 8.6 points on the loss ratio of this sub-segment, including $6 million of net favorable loss development on the large 2005 catastrophic loss events; and c) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $66 million, which included net favorable development of $79 million in the property and casualty lines, partially offset by net adverse development of $13 million in the motor and other lines, resulted from a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business (adverse experience trends for the motor line), as losses reported by cedants during 2006 for prior accident years, and for treaties where the risk period expired, were lower (higher for the motor line) than the Company expected. Loss information provided by cedants in 2006 for prior accident years included no individually significant losses, but a series of attritional losses. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for the property and casualty lines (increased for the motor line), which had the net effect of decreasing (increasing for the motor line) prior year loss estimates for this sub-segment.

The decrease of $132 million in losses and loss expenses from 2005 to 2006 included:

•

a decrease in losses and loss expenses of approximately $72 million resulting from a combination of effect of the decrease in the book of business and exposure, modestly lower profitability on the business written in 2005 and 2006 that was earned in 2006, and normal fluctuations in profitability between periods; and

•	a decrease in large catastrophic losses of $61 million; and was partially offset by

•	a decrease of $1 million in net favorable prior year development.

2005 over 2004

The losses and loss expenses and loss ratio reported in 2005 reflected a) losses related to the large 2005 catastrophic loss events of $61 million, or 7.1 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $67 million, or 7.9 points on the loss ratio; and c) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $67 million included net favorable loss development for prior accident years in the property and casualty lines of $76 million, partially offset by net adverse loss development in the motor line of $9 million. The net favorable loss development was primarily due to favorable loss emergence, as losses reported by cedants during 2005 for prior accident years and for treaties where the risk period expired were lower (higher for motor line) than the Company expected. Loss information provided by cedants in 2005 for prior accident years for all lines in this sub-segment included no individually significant losses but a series of attritional losses. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for the property and casualty lines (increased for the motor line), which had the net effect of decreasing the level of prior year loss estimates for this sub-segment.

The decrease of $93 million in losses and loss expenses and loss ratio from 2004 to 2005 is explained by:

•	an increase of $91 million in the level of net favorable prior year development; and

•	a decrease in losses and loss expenses of approximately $29 million, resulting from the decrease in the book of business and exposure; and was partially offset by

•	an increase in large catastrophic losses of $27 million.

Acquisition costs and acquisition ratio

2006 over 2005

The decrease in acquisition costs in 2006 compared to 2005 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the 10% decrease in net premiums earned. This was partially offset by a higher commission rate and sliding scale commissions due to improving loss experience and increased competition in this sub-segment. The increase in the related acquisition ratio results from the commission adjustments and increased competition.

2005 over 2004

The decrease in acquisition costs in 2005 compared to 2004 was due to the reduction in the Company’s book of business and exposure. The acquisition ratio was comparable for both years.

Technical result and technical ratio

2006 over 2005

The increase of $54 million in the technical result and the corresponding decrease in the technical ratio from 2005 to 2006 was primarily explained by a decrease of $61 million in large catastrophic losses, partially offset by a decrease of profitability of approximately $6 million resulting from a combination of the reduction in the book of business and exposure, and a higher a priori loss ratio in 2006 reflecting compressed margins as pricing is not keeping up with loss cost trends and a reduction in net favorable prior year development of $1 million.

2005 over 2004

The increase of $45 million in the technical result and the corresponding decrease in the technical ratio from 2004 to 2005 was explained by an increase of $91 million in net favorable prior year development, partially offset by an increase of $27 million in the level of large catastrophic losses, and a reduction of approximately $19 million in profitability resulting from normal fluctuations in profitability between periods.

2007 Outlook

During the January 1, 2007 renewals, the Company observed a continuation of the trend by cedants to increase their retentions and reinsurers to increase their competitive behavior. Terms and conditions weakened and pricing declined in several markets as a result of the increased competition and the Company’s book of business was slightly reduced at the January 1, 2007 renewals in this sub-segment. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2007 renewals continue throughout the year, Management expects a slight decline in gross and net premiums written and net premiums earned for this sub-segment in 2007.

Worldwide Specialty

The Worldwide Specialty sub-segment is usually the most profitable sub-segment; however, it is important to note that this sub-segment is exposed to volatility resulting from catastrophic and other large losses, and thus, profitability in any one year is not necessarily predictive of future profitability. The results of 2006 and 2005 demonstrate this volatility, as 2006 had an unusually low level of large catastrophic losses and 2005 contained an unprecedented level of large catastrophic losses. This impacted the technical result and ratio for this sub-segment and distorted year-to-year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2006	% Change 2006 over 2005	2005	% Change 2005 over 2004	2004
Gross premiums written	$1,586	3%	$1,533	—%	$1,531
Net premiums written	1,564	4	1,501	(1)	1,509
Net premiums earned	$1,524	5	$1,456	(3)	$1,500
Losses and loss expenses	(618)	(54)	(1,334)	79	(744)
Acquisition costs	(307)	—	(308)	(5)	(323)

Technical result	$599	NM	$(186)	NM	$433
Loss ratio	40.5%		91.6%		49.6%
Acquisition ratio	20.2		21.2		21.6

Technical ratio	60.7%		112.8%		71.2%

NM:	not meaningful

Premiums

The Worldwide Specialty sub-segment represented 42%, 42% and 39% of total net premiums written in 2006, 2005 and 2004, respectively.

2006 over 2005

Gross and net premiums written and net premiums earned increased by 3%, 4% and 5%, respectively, in 2006 compared to 2005. While 2005 included $48 million of reinstatement premiums and $11 million of back-up covers related to the large catastrophic events, 2006 included no reinstatement premiums or back-up covers. The Company observed improvements in pricing and terms and conditions since the third quarter of 2005 for catastrophe-exposed lines, such as the catastrophe, energy and marine lines. In response to the level of demand and attractive risk-adjusted pricing, Management increased the allocation of capacity to the catastrophe-exposed lines, which also resulted in growth in premiums written in 2006 compared to 2005. The agriculture, engineering and specialty property lines also increased in 2006, while higher cedant retention and increased competition resulted in a decrease in premiums written for the other lines of business in this sub-segment. The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 impeded growth in net premiums written in this sub-segment, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S dollars at a lower weighted average exchange rate. Without the negative contribution of foreign exchange, gross and net premiums written would have increased by 5% and 6%, respectively.

2005 over 2004

Following the large 2005 catastrophic losses, reinstatement premiums of $48 million and back-up covers of $11 million were recorded in the catastrophe line in this sub-segment, which slowed the decline in net premiums written. While the 2005 events reversed the price competition in catastrophe-exposed lines (generally short-tail lines), the decline in pricing, and net premiums written, continued in other lines in this sub-segment. The weakening of the U.S. dollar, on average, in 2005 compared to 2004 partially offset the decrease in net premiums written in this sub-segment. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 2% and 3%, respectively, and net premiums earned would have declined by 4%.

Losses and loss expenses and loss ratio

2006 over 2005

The losses and loss expenses and loss ratio reported in 2006 for this sub-segment reflected a) no large catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $193 million, or 12.6 points on the loss ratio of this sub-segment, including net adverse loss development of $24 million related to the large 2005 catastrophic losses. The net favorable loss development of $193 million in 2006 included net favorable loss development for all lines of business with the exception of the catastrophe line, which reported a net adverse loss development of $25 million. The net adverse loss development on the large 2005 catastrophic loss events included $20 million of an additional IBNR reserve established by the Company as a result of a general concern given recent litigation developments and evolving out of court settlement trends that may affect some of the Company’s cedants in the future. Excluding the net adverse development on the large 2005 catastrophic losses, the net favorable loss development for this sub-segment was primarily due to net favorable loss emergence, as losses reported by cedants during 2006 for prior accident years, including treaties where the risk period expired, were lower than the Company expected. Other than for losses related to the 2005 hurricanes, loss information provided by cedants in 2006 for prior accident years included no individually significant losses, but a series of attritional losses. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, except for the catastrophe line, which had the net effect of decreasing (increasing for the catastrophe line) the level of prior year loss estimates.

The decrease of $716 million in losses and loss expenses from 2005 to 2006 included:

•	a decrease in large catastrophic losses of $741 million; and was partially offset by

•	a decrease of $19 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $6 million resulting from the combination of the increase in the book of business and exposure and normal fluctuations in profitability between periods.

2005 over 2004

The losses and loss expenses and loss ratio reported in 2005 reflected a) losses related to the large 2005 catastrophic loss events in the amount of $741 million or 49.4 points on the loss ratio of this sub-segment (the loss ratio was adjusted for related reinstatement premiums); b) net favorable loss development on prior accident years in the amount of $212 million, or 14.5 points on the loss ratio; and c) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $212 million included net favorable loss development in all lines, with the exception of net adverse loss development for the agriculture line of $10 million. The net favorable loss development was primarily due to favorable loss emergence, as losses reported by cedants during 2005 for prior accident years, and for treaties where the risk period expired, were lower (higher for agriculture) than the Company expected. Loss information provided by cedants in 2005 for prior accident years for all lines included no individually significant losses, but a series of attritional losses. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines (increased for the agriculture line), which had the net effect of decreasing the level of prior year loss estimates (increasing for the agriculture line).

The increase of $590 million in losses and loss expenses and loss ratio from 2004 to 2005 is explained by:

•	an increase in large catastrophic losses of $656 million; and was partially offset by

•	a decrease in losses and loss expenses of approximately $47 million, resulting from the decrease in the book of business and exposure; and

•	an increase of $19 million in net favorable prior year development.

Acquisition costs and acquisition ratio

2006 over 2005

The decrease in acquisition costs and acquisition ratio in 2006 compared to 2005 was primarily attributable to a) adjustments for certain treaties in the third quarter of 2005, which resulted in higher acquisition costs for 2005, as well as b) normal shifts between lines of business that carry different acquisition ratios.

2005 over 2004

The decrease in acquisition costs in 2005 compared to 2004 resulted from the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned, and shifts in the mix of business as certain lines carry lower acquisition costs. Although the acquisition ratio is flat, two trends offset each other in 2005. The increase in net favorable prior year loss development resulted in increased sliding scale commissions and profit commission adjustments, which increased the acquisition ratio. Reinstatement premiums received by the Company following Hurricanes Katrina, Rita and Wilma carried lower acquisition costs than the average for this sub-segment, which had the effect of decreasing the acquisition ratio.

Technical result and technical ratio

2006 over 2005

The increase of $785 million in the technical result and the corresponding decrease in the technical ratio from 2005 to 2006 was primarily explained by a decrease of $695 million in large catastrophic losses, and an increase in profitability of approximately $109 million resulting from higher net premiums earned for the wind-exposed lines, which suffered no large catastrophic losses in 2006, partially offset by a reduction in net favorable prior year development of $19 million.

2005 over 2004

The decrease of $619 million in the technical result and the corresponding increase in the technical ratio from 2004 to 2005 was explained by an increase of $615 million in the level of large catastrophic losses, net of reinstatement premiums, and a reduction of approximately $23 million resulting from normal fluctuations in profitability between periods, partially offset by an increase of $19 million in net favorable prior year development.

2007 Outlook

During the January 1, 2007 renewals, the Company observed a continuation of the trend by cedants to increase their retentions. Terms and conditions weakened and pricing declined in several markets, as a result of increased competition, and the Company’s book of business was slightly reduced at the January 1, 2007 renewals in this sub-segment. For catastrophe-exposed lines, such as catastrophe, energy and marine, the Company observed improvements in pricing, as well as increased risk retention by cedants. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2007 renewals continue throughout the year, Management expects a slight decline in gross and net premiums written and net premiums earned for this sub-segment in 2007.

ART Segment

The ART segment is comprised of structured risk transfer reinsurance, principal finance (previously referred to as structured finance), weather-related products and strategic investments, including the interest in earnings of the Company’s equity investment in Channel Re Holdings. The new name for the principal finance unit reflects the expansion of this unit into project finance and real estate related asset classes, in addition to the structured finance asset class.

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

The Company’s share of the results of Channel Re Holdings amounted to $12 million, $10 million and $6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company records income on its investment in Channel Re Holdings on a one-quarter lag. The 2006 and 2005 results are not comparable to 2004, as 2004 represented results for an eight-month period from February 2004, the date of the Company’s acquisition of an ownership interest in Channel Re Holdings, to September 30, 2004.

The following table provides the components of the underwriting result and the interest in earnings of equity investments for this segment (in millions of U.S. dollars):

	2006	2005	2004
Gross premiums written	$35	$27	$5
Net premiums written	35	27	5
Net premiums earned	$31	$25	$6
Losses and loss expenses	(13)	(32)	(7)
Acquisition costs	(3)	(3)	(1)

Technical result	$15	$(10)	$(2)
Other income	24	31	11
Other operating expenses	(18)	(13)	(13)

Underwriting result	$21	$8	$(4)
Interest in earnings of equity investments	$12	$10	$6

2006 over 2005

The ART segment had good growth in underwriting result during 2006 compared to 2005, despite continued difficult market conditions. Underwriting result increased by $13 million, from $8 million in 2005 to $21 million in 2006. While the 2005 results were adversely impacted by $16 million, net of additional premiums, related to the large catastrophic losses, the corresponding period of 2006 included one large loss of $6 million, as well as net favorable loss development of $3 million (net of additional premiums) related to the 2005 hurricanes. This segment also benefited from the early termination of a number of longer term contracts, which led to accelerated profit recognition for the terminated contracts, and stronger results on weather products. All lines of business were profitable in 2006, with the structured risk transfer and the Company’s interest in the earnings of Channel Re Holdings generating the largest contribution to pre-tax net income.

2005 over 2004

The ART segment had good growth in underwriting result during 2005 compared to 2004, despite market conditions that impeded opportunities. Low interest rates, which tend to reduce the attractiveness of structured risk transfer business for clients, and low credit spreads, which reduced the opportunities in the principal finance business, were prevalent in both years.

Underwriting result increased in 2005 compared to 2004, despite a higher level of large catastrophic losses of $8 million, net of additional premiums. While the weather line returned to profitability in 2005, following incurred realized and unrealized losses on weather derivative instruments due to unusual weather patterns in Japan during 2004, the structured risk transfer line incurred losses on the 2005 hurricanes, which mitigated the positive impact of the weather and principal finance lines. Except for the structured risk transfer line, all lines of business were profitable in 2005, with the weather products and the Company’s interest in the earnings of Channel Re Holdings generating the largest contribution to pre-tax net income.

2007 Outlook

The Company expects that current interest rates and tight credit spreads will continue to impede growth in the structured risk transfer and principal finance lines, as well as the growth in the Company’s earnings from Channel Re Holdings. The Company intends to balance these trends by cautiously exploring new business initiatives in related risk categories (including project finance and real estate related asset classes) that should contribute to growth over time.

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	2006	% Change 2006 over 2005	2005	% Change 2005 over 2004	2004
Gross premiums written	$507	13%	$448	8%	$417
Net premiums written	487	12	434	7	404
Net premiums earned	$487	13	$430	6	$406
Life policy benefits	(363)	14	(320)	8	(296)
Acquisition costs	(117)	(3)	(120)	(12)	(136)

Technical result	$7	NM	$(10)	(61)	$(26)
Other operating expenses	(29)	28	(23)	2	(22)
Net investment income	51	8	48	8	44

Allocated underwriting result (1)	$29	98	$15	NM	$(4)

NM:	not meaningful
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 13%, 12% and 11% of total net premiums written in 2006, 2005 and 2004, respectively.

2006 over 2005

The increase in gross and net premiums written and net premiums earned during 2006 compared to 2005 was attributable to growth in all lines of business, but was more evident in the mortality line. Growth in the mortality line resulted from intrinsic growth in the business written by the Company’s cedants, which resulted in more volume ceded to the Company on existing treaties, and new business generated by the Company. The longevity line reported a modest increase of 1% resulting from the Company not writing any new treaties in 2006 for this line of business. Furthermore, the U.S. dollar strengthened, on average, in 2006 compared to 2005 and premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S dollars at a lower weighted average exchange rate. Without the negative contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by 14%, 13% and 14%, respectively.

2005 over 2004

The increases in gross and net premiums written and net premiums earned during 2005 compared to 2004 resulted primarily from three factors. First, the Company increased its book of mortality business at the end of 2004, which resulted in higher net premiums earned in 2005. Second, the Company experienced growth in mortality lines, partially offset by a reduction in longevity and health products in 2005. Finally, the U.S. dollar weakened, on average, in 2005 compared to 2004. Without the positive contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by 6%, 5% and 4%, respectively.

Life policy benefits

2006 over 2005

Life policy benefits increased by $43 million, or 14%, in 2006 compared to 2005. This was primarily attributable to the increase in the book of business and exposure, as evidenced by the 13% increase in net premiums earned for this segment. Life policy benefits in 2006 included net favorable prior year reserve development of $12 million. The net favorable reserve development included favorable development of $17 million in the mortality line, partially offset by adverse development of $5 million in the longevity line. The favorable development in the mortality line was related to the refinement of the Company’s reserving methodologies related to certain proportional guaranteed minimum death benefit treaties and the receipt of additional reported loss information from its cedants, while the adverse development in the longevity line was related to higher losses reported by cedants.

2005 over 2004

The increase in life policy benefits in 2005 compared to 2004 resulted primarily from the growth in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned. The comparison was also affected by a reclassification made in 2004 for one large treaty where the cedant reported a reduction in life policy benefits and an equivalent increase in acquisition costs. This reclassification affected the comparison of life policy benefits and acquisition costs for the years 2005 and 2004. The Indian Ocean tsunami resulted in additional life policy benefits of $5 million in 2004.

Acquisition costs

2006 over 2005

The decrease of $3 million, or 3%, in acquisition costs in 2006 compared to 2005 was primarily attributable to shifts in the mix of business.

2005 over 2004

In 2004, acquisition costs included a $5 million charge to reduce deferred acquisition costs on annuity treaties retained in the sale of PartnerRe Life Insurance Company of the U.S. A prolonged period of low interest rates had a negative effect on these treaties, and resulted in a charge reflecting the actual experience to date as well as a revised projection of future results given updated assumptions. Without the effect of this charge and the reclassification discussed above, which increased acquisition costs in 2004, there would have been an increase in acquisition costs in 2005 compared to 2004. A shift in the mix of business for this segment in 2005 resulted in a higher proportion of mortality business, which tends to carry higher acquisition costs in the early years of the treaties.

Net investment income

2006 over 2005

Net investment income for 2006 increased by 8% for this segment compared to 2005, resulting primarily from the growth in the book of business and higher net investment income reported in 2006 by a cedant on a longevity treaty.

2005 over 2004

The increase in net investment income for 2005 compared to 2004 is also primarily attributable to the growth in the book of business.

Allocated underwriting result

2006 over 2005

The increase of $14 million in allocated underwriting result in 2006 compared to 2005 was primarily attributable to the $12 million of net favorable prior year development recorded in 2006, and the increase in net investment income allocated to this segment in 2006, partially offset by higher operating expenses, resulting principally from higher bonus accruals in 2006.

2005 over 2004

The increase of $19 million in allocated underwriting result in 2005 compared to 2004 was primarily attributable to the $5 million life policy benefits related to the Indian Ocean tsunami in 2004, the $5 million charge taken in 2004 to reduce deferred acquisition costs, and the increase of $4 million in net investment income allocated to this segment in 2005.

2007 Outlook

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects slight growth in gross and net premiums written and net premiums earned for this segment in 2007.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Non-life
Property and Casualty
Property	19%	19%	19%
Casualty	19	19	21
Motor	6	8	10
Worldwide Specialty
Agriculture	5	3	4
Aviation/Space	5	6	6
Catastrophe	11	11	9
Credit/Surety	6	7	6
Engineering	5	4	5
Energy	2	1	1
Marine	3	3	2
Specialty property	2	2	3
Specialty casualty	3	4	3
ART	1	1	—
Life	13	12	11

Total	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line and segment in 2006, 2005 and 2004, which reflected the Company’s response to existing market conditions as discussed below. Additionally, the distribution of net premiums written may also be affected by the timing of renewals of treaties or the shift in treaty structure from a proportional to non-proportional basis, which can significantly reduce premiums written. Foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: increased competition, increased risk retention from cedants and lower cedant premium estimates for prior years are the principal reasons for the decrease in casualty premium volume in 2005.

•

Motor: the decrease in both 2006 and 2005 resulted from higher risk retention by cedants, prevailing market conditions and Management’s decision not to renew certain treaties in the U.S. P&C and Global (Non-U.S.) P&C sub-segments when the profitability did not meet the Company’s objectives.

•

Catastrophe: the catastrophe line benefited from improvements in pricing and terms and conditions following the 2004 and 2005 hurricanes. In response to the level of demand and attractive risk-adjusted pricing, Management increased the allocation of capacity to the catastrophe line, which also resulted in growth in premiums written during 2006 (after adjustment for reinstatement premiums in 2005). Non-life reinstatement premiums of $48 million related to the 2005 hurricanes and European winterstorm Erwin resulted in an increase in premium volume in 2005.

•	Life: as part of its diversification strategy, the Company continues to steadily increase the proportion of its life portfolio.

2007 Outlook

During the January 1, 2007 renewals, the Company observed a continuation of the trend by cedants to increase their retentions. Terms and conditions weakened and pricing declined in several markets, as a result of the increased competition and the Company’s book of business was slightly reduced at the January 1, 2007 renewals. Based on renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2007 renewals continue throughout the year, Management expects the premium distribution by line in 2007 to be similar to 2006.

Premium Distribution by Treaty Type

The Company typically writes business on either a proportional or non-proportional basis. On proportional business, the Company shares proportionally in both the premiums and losses of the cedant. On non-proportional business, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio. In both proportional and non-proportional business, the Company typically reinsures a large group of primary insurance contracts written by the ceding company. In addition, the Company writes a small percentage of its business on a facultative basis. Facultative arrangements are generally specific to an individual risk and can be written on either a proportional or non-proportional basis. Generally, the Company has more influence over pricing, as well as terms and conditions, in non-proportional and facultative arrangements.

The distribution of gross premiums written by treaty type for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Non-life Segment
Proportional	51%	50%	53%
Non-Proportional	29	32	29
Facultative	5	5	7
ART Segment
Non-Proportional	1	1	—
Life Segment
Proportional	13	11	10
Non-Proportional	1	1	1

Total	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, as well as reinstatement premiums related to large catastrophic losses, which originate from non-proportional treaties. In addition, changes in average foreign exchange rates affect the year-to-year comparisons for all treaty types.

Non-life Segment

The 2005 period included $48 million of non-proportional reinstatement premiums related to the large 2005 catastrophic losses, which accounted for the modest shift in the distribution of gross premiums by treaty type for 2005 compared to 2004.

Life Segment

The increase in the percentage of proportional gross premiums written for the Life segment resulted from the increase in the Company’s mortality business.

2007 Outlook

The Company observed during the January 1, 2007 renewals that cedants continue to increase their retention levels, which in certain cases results in a shift from seeking reinsurance coverage written on a proportional basis to a non-proportional basis. Based on renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2007 renewals continue throughout the year, Management expects that increased retention by cedants will result in a slight shift from a proportional basis to a non-proportional basis in 2007 for the Non-life segment.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
North America	43%	41%	40%
Europe	42	46	45
Asia, Australia and New Zealand	8	8	9
Latin America, Caribbean and Africa	7	5	6

Total	100%	100%	100%

The distribution of gross premiums for all non-U.S. regions was affected by foreign exchange fluctuations and distorts the year-to-year comparisons. In 2006, Management increased the allocation of capacity to areas exposed to U.S. wind as U.S. wind-exposed lines showed improvements in pricing and terms and conditions following the 2004 and 2005 hurricanes. This resulted in growth of premiums written in North America in 2006. In 2005, gross premiums written included $59 million of reinstatement premiums for the Non-life and ART segments related to the 2005 hurricanes, which increased the distribution in North America compared to 2004.

2007 Outlook

Based on January 1, 2007 renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2007 renewals continue throughout the year, Management expects the distribution of gross premiums written by geographic region in 2007 to be similar to 2006.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by source for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Broker	69%	63%	64%
Direct	31	37	36

The shift from direct to broker in 2006 compared to 2005 and 2004 reflected the increase of gross premiums written in North America, where premiums are written predominantly on a broker basis, and a modest shift of gross premiums written from direct to broker for the rest of the world in 2006.

2007 Outlook

Based on January 1, 2007 renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2007 renewals continue throughout the year, Management expects the production source of gross premiums written in 2007 to be similar to 2006.

Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars):

	2006	% Change 2006 over 2005	2005	% Change 2005 over 2004	2004
Fixed maturities	$334	16%	$288	17%	$246
Short-term investments, trading securities, and cash and cash equivalents	61	141	26	221	8
Equities	33	21	27	38	20
Funds held and other	40	(1)	41	—	41
Investment expenses	(19)	13	(17)	4	(17)

Net investment income	$449	23	$365	22	$298

2006 over 2005

Net investment income increased in 2006 compared to 2005 for the following reasons:

•

net investment income from fixed maturities, short-term investments, trading securities, and cash and cash equivalents increased in 2006 compared to 2005, primarily due to an increase in the asset base resulting from the reinvestment of cash flows from operations of $492 million generated in 2006, after the purchase of approximately $390 million of trading securities, cash proceeds of $549 million received from the Company’s capital raises in October 2005, as well as higher interest rates in 2006; and

•

net investment income from equity securities increased in 2006 compared to 2005, primarily due to an increase in the average asset base during the year, partially offset by a decrease in allocation to equity securities during the second quarter of 2006; partially reduced by

•	a decrease in investment income on funds held, as the funds held asset base at the beginning of 2006 was $129 million lower than at the beginning of 2005; and

•	an increase in investment expenses resulting from the increase in the asset base.

The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 had minimal effect on the increase in net investment income.

2005 over 2004

Net investment income increased in 2005 compared to 2004 for the following reasons:

•

net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in 2005 compared to 2004, primarily due to the increase in the asset base resulting from positive cash flows from operations of $1,264 million for 2004 and $1,032 million for 2005. Cash flows from 2004 generated a full year of net investment income in 2005, while cash flows from 2005 were generated during the year and had a smaller positive impact on 2005’s net investment income;

•

after incurring large catastrophic losses in 2005, the Company received $549 million of additional capitalization in October 2005. At December 31, 2005, a significant portion of these funds was invested in cash equivalents and this contributed to the increase in the Company’s net investment income for this category of assets in 2005;

•

the Company converted its entire MBS portfolio into cash and invested in MBS TBA dollar rolls during 2004, which resulted in the Company holding over $1.5 billion in cash at June 30, 2004 and September 30, 2004. While holding MBS TBA dollar roll instruments, the Company received a total return similar to what it would have if it had held a long position in the MBS portfolio. In accordance with U.S. GAAP, the Company recorded the total return on MBS TBA dollar rolls as realized gains. If the Company had instead held a long MBS portfolio, it would have recorded approximately $6 million higher net investment income (and correspondingly lower realized gains); and

•

the weakening of the U.S. dollar, on average, in 2005 compared to 2004 contributed to the increase in net investment income. Without the positive contribution of foreign exchange, net investment income would have increased by 21%.

2007 Outlook

Current economic indicators continue to suggest moderate global economic growth. Assuming constant foreign exchange rates, the Company expects that the combination of the following items should contribute to higher net investment income in 2007 compared to 2006:

•	higher interest rates during 2006, which are expected to persist during 2007;

•	larger asset base at December 31, 2006; and

•	expected positive cash flows from operations generated during 2007, despite continuing expected claim payments on the large 2005 catastrophic loss events, although at a lower level than in 2006.

Net Realized Investment Gains

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities.

Proceeds from the sale of investments classified as available for sale for 2006, 2005 and 2004 were $13,550 million, $9,968 million and $7,299 million, respectively. Realized investment gains and losses on securities classified as available for sale for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions of U.S. dollars):

	2006	2005	2004
Gross realized gains	$268	$294	$154
Gross realized losses excluding other-than-temporary impairments	(205)	(101)	(53)
Other-than-temporary impairments	(27)	(8)	(11)

Total net realized investment gains on available for sale securities	$36	$185	$90

The components of net realized investment gains or losses for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions of U.S. dollars):

	2006	2005	2004
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$63	$193	$101
Other-than-temporary impairments	(27)	(8)	(11)
Net realized investment gains on trading securities	22	15	8
Change in net unrealized investment gains or losses on trading securities	11	2	(2)
Net realized and unrealized investment gains or losses on equity securities sold but not yet purchased	(10)	(10)	—
Net realized and unrealized investment gains (losses) on designated hedging activities	10	—	—
Net realized and unrealized (losses) gains on other invested assets	(1)	3	29
Other realized and unrealized investment (losses) gains	(21)	12	(8)

Total net realized investment gains	$47	$207	$117

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

Following an overall rise in interest rates during 2006 compared to 2005, the majority of the Company’s fixed income securities decreased in value and sales of fixed income securities generated more realized investment losses than realized investment gains. Although the Company’s equity securities also experienced net realized investment losses in the difficult capital market environment prevailing during the second quarter of 2006, the equity portfolios benefited from a favorable environment during the first, third and fourth quarters of 2006 and generated more realized investment gains than realized investment losses, albeit at a lower level than in 2005. The realization of the unrealized market value appreciation or depreciation does not change the Company’s shareholders’ equity, as it merely transfers the gain or loss from the accumulated other comprehensive income section of the Consolidated Balance Sheet to net income on the Consolidated Statement of Operations and retained earnings on the Consolidated Balance Sheet.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $27 million, $8 million and $11 million, respectively. Typically, the Company considers impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security. The increase in 2006 is mainly due to a sustained higher interest rate environment relative to 2005, leading to larger unrealized losses on the Company’s fixed income portfolios. Approximately 60% of the impairments recorded in 2006 and 2005 related to securities of the industrial and manufacturing sector, while the balance was related to securities of the banking and finance sector. Approximately 48% of the impairments recorded in 2004 related to securities of the banking and finance sector, while the balance was spread over many sectors.

Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share but reduce accumulated other comprehensive income in the Consolidated Balance Sheet, except for those related to trading securities, which are recorded immediately as realized investment losses. (See Critical Accounting Policies and Estimates—Other-than-Temporary Impairment of Investments above, Financial Condition, Liquidity and Capital Resources—Investments below and Note 2(f) to Consolidated Financial Statements in Item 8 of Part II of this report).

Other Operating Expenses

Other operating expenses were as follows (in millions of U.S. dollars):

	2006	% Change 2006 over 2005	2005	% Change 2005 over 2004	2004
Other operating expenses	$310	14%	$272	—%	$271

Other operating expenses are comprised primarily of personnel and infrastructure costs and represented 8.4%, 7.5% and 7.3% of total net premiums earned (both life and non-life) in 2006, 2005 and 2004, respectively.

2006 over 2005

The overall increase of 14% for 2006 consisted primarily of increases in personnel costs of $41 million, including bonus accruals and stock-based compensation expense, and $2 million in consulting and professional fees, partially offset by decreases of $5 million in fixed asset depreciation and other costs. The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 impeded growth of other operating expenses. Without the contribution of foreign exchange, other operating expenses would have increased by 15% in 2006 compared to 2005. The ratio of operating expenses to net premiums earned increased in 2006 primarily because of higher compensation expenses, which are tied to the results of the Company.

2005 over 2004

Although operating expenses were nearly flat in 2005 compared to 2004, increases in salaries, stock-based compensation, IT asset depreciation and rent and facilities totaling $22 million were offset by reductions in bonus accruals and consulting fees of $21 million. The ratio of operating expenses to net premiums earned increased in 2005 because net premiums earned decreased in 2005.

Other Income

Other income for the years ended December 31, 2006, 2005 and 2004 was $24 million, $35 million and $17 million, respectively, and primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. See the discussion of the ART segment included in the section Review of Net Income (Loss) above.

Other income also included approximately $4 million and $6 million in 2005 and 2004, respectively, relating to a Non-life treaty that was accounted for using the deposit accounting method.

Financial Condition, Liquidity and Capital Resources

Investments

The total of investments and cash and cash equivalents was $10.7 billion at December 31, 2006, compared to $9.6 billion at December 31, 2005. The major factors influencing the increase in 2006 were:

•	net cash provided by operating activities of $882 million, after excluding $390 million net purchases of trading securities;

•

net proceeds of $36 million from the issuance of the capital efficient notes, the redemption of the trust preferred securities, less associated financing costs, and $10 million contract fees related to the forward sale agreement;

•	net issuance of the Company’s common shares under the Company’s equity plans of $17 million;

•

increase in the market value (realized and unrealized) of the investment portfolio of $12 million resulting from the increase in market value of the equity portfolio of $106 million, offset by the decrease in market value of the fixed income portfolio of $94 million;

•	increase in net payable for securities purchased, including equity securities sold but not yet repurchased, of $10 million; and

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $268 million; offset by

•	dividend payments on common and preferred shares totaling $125 million.

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

The Company’s investment strategy allows the use of derivative instruments such as futures contracts, credit default swaps, written covered call options and foreign exchange forward contracts, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage currency and market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways. The Company may also use written covered call options to enhance the investment performance of the equity portfolios, under strict guidelines and limitations. The Company’s investment strategy also allows, to a limited extent, the use of equity short sales, which represent sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a close-to-equal dollar amount of offsetting short equity securities. The objective of the market neutral strategy is to neutralize any effects from the stock market as a whole and to generate absolute positive returns.

At December 31, 2006, the liability funds totaled $6.6 billion and were comprised of cash and cash equivalents and high-quality fixed income securities. The capital funds, which totaled $4.2 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity investments, and convertible fixed income securities. At December 31, 2006 and 2005, approximately 96% and 94%, respectively, of the fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Approximately 96% of the invested assets currently held by the Company are publicly traded and, accordingly, market valuations for such securities are readily available. For those securities not publicly traded (4% of the Company’s invested assets or approximately $423 million), consisting primarily of its investment in Channel Re Holdings and other investments in non-publicly traded companies, private placement equity investments, private equity funds, and other specialty asset classes, the valuation techniques depend on the nature of the individual asset. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

At December 31, 2006, the average duration of the Company’s investment portfolio was 4.1 years, compared to 3.3 years at December 31, 2005. The Company increased the duration of its investment portfolio during 2006 to more closely match the natural duration of its liabilities. At December 31, 2006, the fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.9% compared to 4.5% at December 31, 2005, reflecting the increase in interest rates during 2006.

The Company’s investment portfolio generated a total return of 7.8%, 0.8% and 9.1% for the years ended December 31, 2006, 2005 and 2004, respectively. Investment income and the increase in the market value of the equity portfolios as well as the weaker U.S. dollar during 2006 contributed to the positive total return. The total return was partially reduced by the impact of the increase in interest rates during the period.

For accounting purposes, the Company’s investment portfolio is categorized according to two separate accounting classifications—available for sale and trading securities. For a description of the different accounting treatments afforded to these separate accounting classifications, see Note 2(f) to Consolidated Financial Statements.

At December 31, 2006, investments classified as available for sale comprised approximately 94% of the Company’s total investments (excluding other invested assets), with 6% being classified as trading securities.

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

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as available for sale at December 31, 2006 and 2005, were as follows (in millions of U.S. dollars):

2006	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$1,519	$4	$(12)	$1,511
—states or political subdivisions of states of the U.S.	1	—	—	1
—other foreign governments	1,554	18	(15)	1,557
—corporate	2,859	32	(26)	2,865
—mortgage/asset-backed securities	1,920	8	(26)	1,902

Total fixed maturities	7,853	62	(79)	7,836
Short-term investments	134	—	—	134
Equities	921	103	(9)	1,015

Total	$8,908	$165	$(88)	$8,985

2005	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$923	$2	$(10)	$915
—states or political subdivisions of states of the U.S.	6	—	—	6
—other foreign governments	1,678	34	(9)	1,703
—corporate	2,558	37	(30)	2,565
—mortgage/asset-backed securities	1,518	1	(21)	1,498

Total fixed maturities	6,683	74	(70)	6,687
Short-term investments	231	—	—	231
Equities	1,246	99	(11)	1,334

Total	$8,160	$173	$(81)	$8,252

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at December 31, 2006 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
—U.S. government	$705	$(5)	$298	$(7)	$1,003	$(12)
—states or political subdivisions of states of the U.S.	—	—	1	—	1	—
—other foreign governments	1,043	(10)	173	(5)	1,216	(15)
—corporate	1,051	(12)	757	(14)	1,808	(26)
—mortgage/asset-backed securities	465	(3)	832	(23)	1,297	(26)

Total fixed maturities	3,264	(30)	2,061	(49)	5,325	(79)
Short-term investments	129	—	—	—	129	—
Equities	233	(7)	50	(2)	283	(9)

Total	$3,626	$(37)	$2,111	$(51)	$5,737	$(88)

At December 31, 2006, the Company had more than 500 securities with gross unrealized losses. Total gross unrealized losses on fixed maturities were $79 million at December 31, 2006, of which $78 million were attributable to investment-grade securities and $1 million were attributable to securities rated below investment-grade. The Company’s investment security with the largest unrealized loss position at December 31, 2006, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $5.4 million, representing 6.4% of the amortized cost of the security, which is rated AAA. This unrealized loss, and the majority of the unrealized losses on fixed maturity securities classified as available for sale for which an other than temporary impairment change has not been taken, are due to increases in interest rates.

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $27 million ($25 million related to fixed income securities), $8 million and $11 million, for 2006, 2005 and 2004 respectively. The increase is mainly due to a sustained higher interest rate environment in 2006 relative to 2005 and 2004, leading to larger unrealized losses on the Company’s fixed income portfolios. See Note 2(f) to Consolidated Financial Statements in Item 8 of this report for a discussion of the Company’s accounting policies for investments and other-than-temporary impairments.

At December 31, 2006, the unrealized losses on the Company’s U.S. and foreign government securities resulted from interest rate increases. The majority of the government securities are rated AAA, and the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The Company’s unrealized losses on investments in corporate bonds were also primarily due to interest rate increases. The large majority of the unrealized losses on the corporate bond investments related to investment-grade securities. The unrealized losses on these high quality corporate bonds were distributed across many industries, with the finance and industrial sectors contributing the largest portion of unrealized losses. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were also due to interest rate increases. Almost all the mortgage and asset-backed securities were issued by agencies of the U.S. government, and therefore it is expected that the securities would not be settled at a price less than the amortized cost of the securities.

The Company’s investments in equity securities consist primarily of investments in the common stock of companies across various industries and investments in private equity funds. The Company evaluated the equity issuers in relation to both severity and duration of the impairment. The largest equity security with an unrealized loss at December 31, 2006, for which an other-than-temporary impairment charge has not been taken, was an equity security (mutual fund) with an unrealized loss of $1.9 million, representing 2% of the cost of the security.

The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. The Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value, and after considering the other-than-temporary impairment charges already taken, does not consider those investments to be other-than-temporarily impaired at December 31, 2006. At December 31, 2006, Management believed that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

The market value of the investments classified as trading securities was $600 million and $220 million at December 31, 2006 and December 31, 2005, respectively. The increase in the investment balance is due to a change in asset allocation whereby approximately $200 million of U.S. Government and $200 million of equity securities available for sale were sold by the Company during the fourth quarter to purchase equity trading securities given attractive equity markets. Included in the total market value of trading securities at December 31, 2006 was $97 million related to convertible fixed income securities and $503 million related to equity securities. At December 31, 2006 and 2005, the net unrealized investment gain on trading securities was approximately $22 million and $10 million, respectively.

Included in net payable for securities purchased at December 31, 2006 and 2005 was $70 million and $102 million, respectively, of equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale. Included in the change in net unrealized investment gains (losses) on trading securities for the years ended December 31, 2006, 2005 and 2004, is a change in net unrealized investment gains (losses) on equity securities sold but not yet purchased of $3 million gain, $3 million loss and $nil, respectively.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at December 31, 2006:

% of total fixed income securities
Rating Category
AAA	69%
AA	4
A….	13
BBB	10
Below investment-grade/unrated	4

100%

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at December 31, 2006, by contractual maturity, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
One year or less	$852	$849
More than one year through five years	2,685	2,678
More than five years through ten years	2,127	2,112
More than ten years	403	428

Subtotal	6,067	6,067
Mortgage/asset-backed securities	1,920	1,902

Total	$7,987	$7,969

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at December 31, 2006, was as follows (in millions of U.S. dollars):

	Amortized cost	Fair value	Gross Unrealized Losses
One year or less	$765	$763	$(2)
More than one year through five years	1,765	1,742	(23)
More than five years through ten years	1,505	1,479	(26)
More than ten years	175	173	(2)

Subtotal	4,210	4,157	(53)
Mortgage/asset-backed securities	1,323	1,297	(26)

Total	$5,533	$5,454	$(79)

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of December 31, 2006 and 2005, the Company recorded $1,002 million and $971 million, respectively, of funds held assets in its Consolidated Balance Sheets, representing 7% of the Company’s total assets. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide cedants with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

Approximately 64% of the funds held assets at December 31, 2006 earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at December 31, 2006 ranged from 1.0% to 6.8%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is only exposed to the credit risk of the cedant.

With respect to the remaining 36% of the funds held assets at December 31, 2006, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the cedant, including fluctuations in the market value of the underlying assets. One such treaty is a retrocessional agreement under which the Company receives more limited data than what is generally received under a direct reinsurance agreement. In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the cedant, the risk of loss to the Company is somewhat mitigated, as the Company generally has the ability to offset a shortfall in the funds held asset with amounts owed to the cedant. The Company also has non-life treaties in which the investment performance of the net funds held corresponds to the interest income on the assets held by the cedant; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivatives Implementation Group (DIG) Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also generally a resulting offsetting adjustment to deferred acquisition costs related to this business. At December 31, 2006, the cumulative value of such embedded derivatives was determined to be a loss of approximately $2 million, which is substantially offset by comparable but opposite adjustment to deferred acquisition costs.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2006. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above for additional information concerning losses and loss expenses.

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At December 31, 2006 and 2005, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,871 million and $6,738 million, respectively, and net non-life reserves for unpaid losses and loss expenses of $6,732 million and $6,552 million, respectively.

The following table provides a reconciliation of the net non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars):

	2006	2005	2004
Net liability at beginning of year	$6,552	$5,614	$4,579
Net incurred losses related to:
Current year	2,000	2,998	2,319
Prior years	(252)	(231)	(139)

	1,748	2,767	2,180
Net paid losses	(1,860)	(1,485)	(1,379)
Effects of foreign exchange rate changes	292	(344)	234

Net liability at end of year	$6,732	$6,552	$5,614

Net incurred losses for the years ended December 31, 2005 and 2004 (after retrocession but before reinstatement premiums) included large catastrophic losses of $959 million and $181 million, respectively, while the Company’s net incurred losses for the year ended December 31, 2006 included no large catastrophic losses. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

The non-life ratio of paid losses to net premiums earned was 59%, 47% and 41% for the years ended December 31, 2006, 2005 and 2004, respectively, and the non-life ratio of paid losses to incurred losses was 106%, 54% and 63% for the years ended December 31, 2006, 2005 and 2004, respectively. The higher non-life ratio of paid losses to net premiums earned in 2006 resulted from payments on the large 2005 catastrophic loss events and the 2004 Atlantic hurricanes, which increased to $576 million compared to $182 million in 2005. The higher non-life ratio of paid losses to incurred losses in 2006 reflected the low large loss activity in 2006 compared to $959 million of losses incurred for the large 2005 catastrophic loss events, and the increase in payments related to the large 2005 and 2004 catastrophic loss events in 2006 compared to 2005. As of December 31, 2006, approximately 88% and 69% of the Company’s ultimate loss estimates related to the 2004 Atlantic hurricanes and the large 2005 catastrophic losses, respectively, were paid, the majority of which payments were made in 2006.

The Company’s estimated losses resulting from Hurricane Katrina are subject to an unusual level of uncertainty arising out of these losses’ extremely complex and unique causation and related coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For instance, many of the Company’s cedants’ underlying policies exclude flood damage; however, water damage directly related to wind damage may be covered. The Company expects that these issues will not be resolved for a considerable period of time. As a result of a general concern given recent litigation developments and the evolving out of court settlement trends that may affect some of the Company’s cedants in the future, an additional IBNR reserve of $20 million was established during 2006. These loss estimates will be reviewed continually and the ultimate liability may be in excess of, or less than, the amounts provided.

Policy Benefits for Life and Annuity Contracts

At December 31, 2006 and 2005, the Company recorded gross policy benefits for life and annuity contracts of $1,431 million and $1,224 million, respectively, and net policy benefits for life and annuity contracts of $1,388 million and $1,193 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars):

	2006	2005	2004
Net liability at beginning of year	$1,193	$1,248	$1,139
Net incurred losses	363	320	296
Net paid losses	(278)	(266)	(257)
Effects of foreign exchange rate changes	110	(109)	70

Net liability at end of year	$1,388	$1,193	$1,248

Net incurred losses in 2006 included $12 million of net favorable prior year development. See Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

The life ratio of paid losses to net premiums earned was 57%, 62% and 63% for the years ended December 31, 2006, 2005 and 2004, respectively, and the life ratio of paid losses to incurred losses was 76%, 83% and 87% for the years ended December 31, 2006, 2005 and 2004, respectively.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2006, were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Long-term debt—principal	$620.0	$—	$620.0	$—	$—
Long-term debt—interest	80.5	36.5	44.0	—	—
Operating leases	162.2	23.7	45.1	32.4	61.0
Other operating agreements	38.4	9.4	15.5	13.5	—
Contract fees under forward sale agreement	20.6	10.8	9.8	—	—
Unpaid losses and loss expenses (1)	6,870.8	1,857.5	1,823.6	1,021.3	2,168.4
Policy benefits for life and annuity contracts (2)	2,056.8	220.9	253.9	215.4	1,366.6
Deposit liabilities (2)	544.6	23.4	69.5	34.0	417.7
Other long-term liabilities:
Series C cumulative preferred shares—principal (3)	290.0	—	—	—	290.0
Series C cumulative preferred shares—dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares—principal (3)	230.0	—	—	—	230.0
Series D cumulative preferred shares—dividends	NA	15.0	29.9	29.9	15.0 per annum
CENts—principal (4)	250.0	—	—	—	250.0
CENts—interest	NA	16.1	32.2	32.2	16.1 per annum

NA:	not applicable
(1)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2006 and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors including large individual losses as well as general market conditions.
(2)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2006 of $1,431 million and $351 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(3)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 13 to Consolidated Financial Statements for further information.
(4)	PartnerRe Finance II Inc. does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

Due to the limited nature of the information presented above, it should not be considered indicative of the Company’s liquidity or capital needs. See Liquidity below.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at December 31, 2006 was $3.8 billion, a 22% increase compared to $3.1 billion at December 31, 2005. The major factors contributing to the increase in shareholders’ equity in 2006 were:

•	net income of $749 million;

•	a $56 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe SA’s financial statements into U.S. dollars;

•	a net increase in common shares and additional paid-in capital of $40 million, due to the issuance of common shares under the Company’s equity plans and share-based compensation expense; offset by

•

a $20 million decrease in net unrealized gains and losses on investments, net of deferred taxes, recorded in shareholders’ equity resulting from changes in fair value of investments due to the increase in interest rates, realization of net gains on sales of securities and other-than-temporary impairments, offset by the weakening of the U.S. dollar;

•

a $7 million decrease in accumulated other comprehensive income due to the adoption of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, representing the unfunded pension obligation related to the Company’s defined benefit pension plans; and

•	dividends declared on both the Company’s common and preferred shares of $125 million.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through dividends or stock repurchases, when available business opportunities are insufficient to fully utilize the Company’s capital at adequate returns.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that over time, growth in the Company’s diluted book value per share should translate into growth in the Company’s stock price. Diluted book value per share is calculated using the common shareholders’ equity divided by the number of fully diluted shares outstanding. Diluted book value is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its fixed income portfolio. In 2006, the Company’s diluted book value per share increased by 26% from the December 31, 2005 diluted book value per share of $44.57. Notwithstanding the interest rate increase in 2006 (which reduced the value of the Company’s fixed income portfolio), the Company grew its diluted book value per share by $11.50 to $56.07 per common and common share equivalents outstanding at December 31, 2006.

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts will be payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%. PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts will be ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and will rank junior in priority of payments to the Company’s current long-term debt. In December 2006, the Company used a portion of the net proceeds from the CENts to effect the redemption of all of the $200 million liquidation amount of the 7.90% trust preferred securities issued in 2001 by PartnerRe Capital Trust I and the remaining net proceeds were used for general corporate purposes. PartnerRe Finance II does not meet the consolidation requirements of FIN 46(R)—see Note 2(r) to Consolidated Financial Statements in Item 8 of this report. Accordingly, the Company reflects the intercompany debt of $257.6 million associated with the issuance of the CENts on its Consolidated Balance Sheets. For purposes of discussion, the Company refers to both the CENts and the related debt as the CENts.

Subsequent to the large 2005 catastrophic loss events, the Company entered into capital transactions to raise long-term debt and equity. In October 2005, the Company issued 2,448,980 common shares for proceeds of $149 million, net of underwriting discounts and other transaction costs. The Company used the proceeds of this capital issuance for general corporate purposes. In addition, the Company entered into a loan agreement with Citibank, N.A under which the Company borrowed $400 million. The loan will mature in April 2009 and bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company will not be permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. The Company also entered into a forward sale agreement to sell up to approximately 6.7 million of its common shares prior to October 2008. See Off-Balance Sheet Arrangements for a discussion of the forward sale agreement.

During 2004, the Company issued $230 million of 6.5% Series D cumulative redeemable preferred shares (Series D preferred shares). A portion of the net proceeds from the sale was used to repurchase common shares under an accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. Dividends on the Series D preferred shares are payable quarterly and are cumulative. The Series D preferred shares have no stated maturity and are redeemable at the option of the Company at any time after November 15, 2009. The Company also has $290 million of 6.75% Series C cumulative redeemable preferred shares (Series C preferred shares). The Series C preferred shares have no stated maturity and are redeemable at the option of the Company at any time after May 8, 2008.

The table below sets forth the capital structure of the Company at December 31, 2006 and 2005 (in millions of U.S. dollars):

	2006		2005
Capital Structure:
Long-term debt	$620	13%	$620	16%
Capital efficient notes (1)	250	6	—	—
Trust preferred securities, aggregate liquidation (2)	—	—	200	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	7
6.5% Series D cumulative preferred shares, aggregate liquidation	230	5	230	6
Common shareholders’ equity	3,266	70	2,573	66

Total Capital	$4,656	100%	$3,913	100%

(1)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheet at December 31, 2006.
(2)	The Trust that issued the securities and PartnerRe Finance I, which owns the Trust, do not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $206.2 million on its Consolidated Balance Sheet at December 31, 2005.

In 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. From this authorization, 4,293,651 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

During 2005, the Company repurchased in the open market 1.2 million of its common shares, for a total cost of $75 million. No shares were repurchased in 2006.

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

During 2004, the Company repurchased in the open market 0.9 million of its common shares pursuant to the share repurchase program at a total cost of $48.5 million, or an average cost of $53.06. The repurchased shares were cancelled and are no longer outstanding.

In December 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the PEPS Units (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $989 million at December 31, 2006. Cash flows from operations in 2006 decreased to $492 million, from $1,032 million in 2005 and $1,264 million in 2004. This decrease in cash flows from operations was primarily attributable to lower underwriting cash flows due to higher paid losses in 2006 compared to 2005 and to the change in asset allocation to purchase approximately $390 million of equity trading securities (see Investments above), which are classified as operating cash outflows under U.S. GAAP.

The increase in paid losses related to higher payments on the large 2005 catastrophic loss events and the 2004 Atlantic hurricanes made in 2006 compared to payments on the 2004 Atlantic hurricanes made in 2005. Paid losses for 2006 included approximately $576 million related to the large 2005 catastrophic loss events and the 2004 Atlantic hurricanes, while the 2005 period included approximately $182 million of paid losses related to the 2004 Atlantic hurricanes. The decrease in underwriting cash flows was partially offset by an increase in cash receipts related to the 23% increase in net investment income during 2006. The growth in net investment income is a result of cumulative cash flows added to the portfolio over the past two years, including the proceeds received from the capital raises in the fourth quarter of 2005, as well as the contribution of rising interest rates.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments on its $400 million long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2006, corporate expenses were $62 million, interest paid was $23 million, common dividends paid were $91 million in the form of quarterly dividends of $0.40 per common share and preferred dividends paid were $34 million. In addition, the Company paid approximately $11 million of contract fees and interest related to its forward sale agreement in 2006. In January 2007, the Company announced that it was increasing its quarterly dividend to $0.43 per common share or approximately $98 million in total for 2007, assuming a constant number of common shares and a constant dividend rate, and it will pay approximately $34 million in dividends for preferred shareholders. Since the Company’s inception in 1993, the Company has increased common share dividends every year, representing a 12% compound annual growth rate over the period.

The Company relies primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from these subsidiaries to be the principal source of its funds to pay expenses and dividends. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. that has a statutory negative earned surplus and may not pay cash dividends without prior regulatory approval. (See Note 11 to Consolidated Financial Statements).

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the CENts. PartnerRe U.S. Holdings and its subsidiaries have $220 million in third party debt as well as $250 million of CENts outstanding. PartnerRe U.S. Holdings and its subsidiaries paid a total of approximately $29 million of interest on the long-term debt and trust preferred securities (redeemed in December 2006) in 2006 but did not pay any interest on the CENts in 2006, as the first semi-annual interest payment will be made on June 1, 2007.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects an increase in cash flows from operations in 2007 compared to 2006 as the Company expects a decrease in paid losses in 2007, given that as of December 31, 2006, approximately 88% of the Company’s 2004 Atlantic hurricane ultimate loss estimates and 69% of the Company’s large 2005 catastrophic loss events ultimate loss estimates have been paid. Notwithstanding the continued high level of loss payments, the Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2007, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio or arrange for financing.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s $700 million syndicated unsecured credit facility. As of December 31, 2006, there were no borrowings under this line of credit.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to occur, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant. (See Risk Factors in Item 1A of Part I of this report for financial strength ratings).

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit are issued on an unsecured basis in respect of cedants’ reported loss and unearned premium reserves. (See Note 17 to Consolidated Financial Statements).

Included in the total credit facilities available to the Company at December 31, 2006, is a $700 million syndicated, unsecured credit facility. This credit facility enables the Company to potentially increase the available credit from $700 million to $1 billion. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly. The Company’s senior unsecured debt ratings are currently A (negative outlook) and A2 (stable) by Standard & Poor’s and Moody’s, respectively.

Some of the credit facilities contain customary default, cross payment and acceleration provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. In addition, the long-term debt and capital securities issued by the Company and its subsidiaries contain similar provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At December 31, 2006, the Company was in compliance with all required covenants, and no conditions of default existed related to the Company’s credit facilities or any of its debt or capital securities.

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in October 2008, subject to a maximum price per share of $79.75 and a minimum price per share of $59.53 as of December 31, 2006. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

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

At December 31, 2006, the value of the U.S. dollar weakened approximately 14% against the British pound, 11% against the euro, 8% against the Swiss franc and was mostly flat against the Canadian dollar and Japanese yen, compared to December 31, 2005. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a net increase in the U.S. dollar value of the assets and liabilities denominated in these currencies in 2006.

Net foreign exchange gains and losses amounted to a loss of $24 million, a loss of $4 million and a gain of $17 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Review of Net Income (Loss) above. In accordance with SFAS 52, “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the translation of its subsidiaries’ financial statements (expressed in the euro functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized is the amount that represents the largest amount of tax benefit for those items with a greater than 50% likelihood of being ultimately realized. A liability must be recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed under the interpretation. FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed in tax returns and requires disclosure for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The adoption of FIN 48 is expected to reduce the Company’s consolidated shareholders’ equity by approximately $5 million to $10 million, with no material impact on net income.

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS 133 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement resolves issues addressed in SFAS 133 DIG Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. It permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

In January 2007, the FASB finalized SFAS 133 DIG Issue No. B40 “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (Issue B40). Issue B40 determined criteria to evaluate whether a securitized interest in prepayable financial assets would not be subject to the bifurcation conditions in paragraph 13(b) of SFAS 133, thereby modifying the way beneficial interests in securitized financial assets are evaluated under SFAS 155.

SFAS 155 is effective for fiscal years that begin after September 15, 2006. The Company will adopt SFAS 155 as of January 1, 2007. Issue B40 is effective for all securitized interests in prepayable financial assets acquired by the Company after the adoption of SFAS 155. The adoption of SFAS 155 and Issue B40 are not expected to have a significant impact on the consolidated shareholders’ equity or net income of the Company.

SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement requires disclosure of the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements on the financial statements.

SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated shareholders’ equity or net income.

SFAS 159

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated shareholders’ equity or net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At December 31, 2006, liability funds represented 61% (or $6.6 billion) of the Company’s total invested assets. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. Although the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of both assets and liabilities in generally the same way.

At December 31, 2006, capital funds represented 39% (or $4.2 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile such as preferred and common stocks, private equity investments and convertible and high-yield bonds, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative securities, subject to strict limitations. Derivative instruments may be used to hedge market risk, to enhance investment performance, or to replicate investment positions or market exposures that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Finance and Risk Management Committee of the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions. (See Note 2(k) and Note 2(l) to Consolidated Financial Statements for additional information concerning investment derivatives.)

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

While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the reported U.S. GAAP shareholders’ equity of the Company. The Company’s liabilities are carried at their nominal value, which is not adjusted for changes in interest rates; however, the Company’s invested assets are carried at fair market value, which are adjusted for such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in interest rates would have the opposite effect.

As discussed above, a portion of the fixed income portfolio is designated as capital funds. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At December 31, 2006, the Company held approximately $1,902 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2006, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 3.4% (or approximately $360 million) decrease in fair value of investments exposed to interest rates, or approximately 3.3% and 9.4% decrease of the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the Consolidated Balance Sheet. The Company believes that the economic fair value of its outstanding fixed-rate debt, capital efficient notes and preferred securities at December 31, 2006, was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$620	$621
Capital efficient notes (1)	250	251
Series C cumulative preferred shares	290	295
Series D cumulative preferred shares	230	232

(1)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheet. The fair value of the capital efficient notes was based on the initial issuance of $250 million from PartnerRe Finance II.

The fair value of the long-term debt and the capital efficient notes has been calculated as the present value of estimated future cash flows using a discount rate reflective of current market interest rates. For the Company’s Series C and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

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

The Company is generally able to match its liability funds against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the non—U.S. dollar currencies for which the Company deems the net asset or liability exposures to be material, the Company employs a hedging strategy utilizing foreign exchange forward contracts and other derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. (See Note 2(k) to Consolidated Financial Statements for additional information about the Company’s currency hedging activities). The Company does not hedge currencies for which its asset or liability exposures are not material or where it is unable or impractical to do so. In such cases, the Company is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

The Company maintains capital funds primarily in U.S. dollar investments. To the extent that capital funds are invested in non—U.S. dollar currencies, the Company is exposed to foreign currency risk. This exposure is not hedged since the foreign currency risk is part of the Company’s total expected return on these investments. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

The table below summarizes the Company’s gross and net exposure on its December 31, 2006 Consolidated Balance Sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$1,986	$406	$490	$1	$—	$263	$3,146
Other net liabilities	(1,983)	(269)	(369)	(140)	(37)	(431)	(3,229)

Total foreign currency risk	3	137	121	(139)	(37)	(168)	(83)
Total derivative amount	347	(130)	47	151	37	171	623

Net foreign currency exposure	$350	$7	$168	$12	$—	$3	$540

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar, both of which the Company does not hedge, partially offset by net short or long exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $54 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At December 31, 2006, approximately 69% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 86% was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2006, the Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other as opposed to the notional amount of the contracts. At December 31, 2006, the Company’s absolute notional value of foreign exchange forward contracts was $1,132 million, while the net value of those contracts was a receivable of $5 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART segment. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. At December 31, 2006, the notional value of the Company’s credit default swaps and total return and interest rate swaps was $288 million and $315 million, respectively, while the fair value of those credit default swaps and total return and interest rate swaps (the Company’s net liabilities or assets) was an unrealized loss of $2.0 million and $0.3 million, respectively.

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk. The Company is also exposed to a limited extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. See Risk Factors in Item 1A of Part I of this report for detailed information on two brokers that accounted for more than 10% of the Company’s gross premiums written for the year ended December 31, 2006.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2006 were $1,574 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance balances receivable was $9 million at December 31, 2006.

The Company does not rely heavily on retrocessional reinsurance, but does require its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $169 million which is net of the allowance provided for uncollectible reinsurance recoverable of $11 million at December 31, 2006.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale (fair market value of $1,015 million at December 31, 2006). The Company also holds marketable equity securities classified as trading securities (fair market value of $503 million at December 31, 2006). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $70 million at December 31, 2006, which represent sales of securities not owned at the time of sale. These obligations, which consist of the obligation to purchase the securities arising from such transactions, are also exposed to equity price risk. The Company reviews these assets on a regular basis to ensure that diversification strategies to manage this equity risk continue to be in place. The Company believes that the effects of diversification and the relatively small size of the existing investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.79. Beta measures the response of an individual stock’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 7.9% (or approximately $118 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1.1% and 3.1% increase or decrease of the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2006	December 31, 2005
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2006, $7,852,798; 2005, $6,682,243)	$7,835,680	$6,686,822
Short-term investments, available for sale, at fair value (amortized cost: 2006, $133,872; 2005, $231,442)	133,751	230,933
Equities, available for sale, at fair value (cost: 2006, $920,913; 2005, $1,246,192)	1,015,144	1,334,374
Trading securities, at fair value (cost: 2006, $578,445; 2005, $210,432)	599,972	220,311
Other invested assets	105,390	104,920

Total investments	9,689,937	8,577,360
Cash and cash equivalents, at fair value, which approximates amortized cost	988,788	1,001,378
Accrued investment income	157,923	143,548
Reinsurance balances receivable	1,573,566	1,493,507
Reinsurance recoverable on paid and unpaid losses	168,840	217,948
Funds held by reinsured companies	1,002,402	970,614
Deferred acquisition costs	542,698	437,741
Deposit assets	306,212	289,459
Net tax assets	17,826	87,667
Goodwill	429,519	429,519
Other assets	70,514	95,389

Total assets	$14,948,225	$13,744,130

Liabilities
Unpaid losses and loss expenses	$6,870,785	$6,737,661
Policy benefits for life and annuity contracts	1,430,691	1,223,871
Unearned premiums	1,215,624	1,136,233
Reinsurance balances payable	115,897	127,607
Ceded premiums payable	17,213	25,110
Funds held under reinsurance treaties	21,257	18,910
Deposit liabilities	350,763	333,820
Net payable for securities purchased	90,331	93,318
Accounts payable, accrued expenses and other	172,212	128,627
Long-term debt	620,000	620,000
Debt related to capital efficient notes	257,605	—
Debt related to trust preferred securities	—	206,186

Total liabilities	11,162,378	10,651,343

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2006, 57,076,312; 2005, 56,730,195)	57,076	56,730
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 11,600,000; aggregate liquidation preference: 2006 and 2005, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 9,200,000; aggregate liquidation preference: 2006 and 2005, $230,000,000)	9,200	9,200
Additional paid-in capital	1,413,977	1,373,992
Deferred compensation	—	(107)
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2006, $15,429; 2005, $13,639)	56,913	77,049
Currency translation adjustment	68,734	12,614
Unfunded pension obligation (net of tax of: 2006, $2,122; 2005, $nil)	(7,277)	—
Retained earnings	2,175,624	1,551,709

Total shareholders’ equity	3,785,847	3,092,787

Total liabilities and shareholders’ equity	$14,948,225	$13,744,130

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Revenues
Gross premiums written	$3,733,920	$3,665,238	$3,887,516
Net premiums written	$3,689,548	$3,615,878	$3,852,672
Increase in unearned premiums	(22,280)	(16,689)	(118,932)

Net premiums earned	3,667,268	3,599,189	3,733,740
Net investment income	449,401	364,508	297,997
Net realized investment gains	47,160	206,874	117,339
Other income	23,555	34,920	17,293

Total revenues	4,187,384	4,205,491	4,166,369

Expenses
Losses and loss expenses and life policy benefits	2,111,337	3,086,730	2,475,743
Acquisition costs	849,241	848,714	901,554
Other operating expenses	309,544	271,504	271,331
Interest expense	61,387	32,869	40,744
Net foreign exchange losses (gains)	23,204	3,543	(16,586)

Total expenses	3,354,713	4,243,360	3,672,786
Income (loss) before taxes and interest in earnings of equity investments	832,671	(37,869)	493,583
Income tax expense	95,305	22,924	7,560
Interest in earnings of equity investments	11,966	9,729	6,330

Net income (loss)	$749,332	$(51,064)	$492,353
Preferred dividends	34,525	34,525	21,485

Net income (loss) available to common shareholders	$714,807	$(85,589)	$470,868

Comprehensive income (loss), net of tax
Net income (loss)	$749,332	$(51,064)	$492,353
Change in net unrealized gains or losses on investments	(20,136)	(117,526)	28,083
Change in currency translation adjustment	56,120	(59,896)	55,853
Unfunded pension obligation, net of tax	(418)	—	—

Comprehensive income (loss)	$784,898	$(228,486)	$576,289

Per share data
Net income (loss) per common share:
Basic net income (loss)	$12.58	$(1.56)	$8.80
Diluted net income (loss)	$12.37	$(1.56)	$8.71
Weighted average number of common shares outstanding	56,822,496	54,951,198	53,490,844
Weighted average number of common and common share equivalents outstanding	57,802,787	54,951,198	54,047,439
Dividends declared per common share	$1.60	$1.52	$1.36

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Common shares
Balance at beginning of year	$56,730	$54,854	$53,742
Issue of common shares	346	3,118	4,026
Repurchase of common shares	—	(1,242)	(2,914)

Balance at end of year	57,076	56,730	54,854

Preferred shares
Balance at beginning of year	20,800	20,800	11,600
Issue of preferred shares	—	—	9,200

Balance at end of year	20,800	20,800	20,800

Additional paid-in capital
Balance at beginning of year	1,373,992	1,288,292	1,023,167
Issue of common shares	40,092	161,021	227,264
Repurchase of common shares	—	(75,321)	(170,440)
Issue and adjustment of purchase contract for common shares	—	—	(4,780)
Reclassification of deferred compensation under SFAS 123(R)	(107)	—	—
Issue of preferred shares	—	—	213,081

Balance at end of year	1,413,977	1,373,992	1,288,292

Deferred compensation
Balance at beginning of year	(107)	(199)	(125)
Issue of restricted common shares	—	—	(276)
Amortization of deferred compensation	—	92	202
Reclassification of deferred compensation under SFAS 123(R)	107	—	—

Balance at end of year	—	(107)	(199)

Accumulated other comprehensive income
Balance at beginning of year	89,663	267,085	183,149
Net unrealized (losses) gains on investments, net of tax	(20,136)	(117,526)	28,083
Currency translation adjustment	56,120	(59,896)	55,853
Unfunded pension obligation, net of tax
Change in unfunded obligation, net of tax	(418)	—	—
Transition adjustment to apply SFAS 158	(6,859)	—	—

Balance at end of year	118,370	89,663	267,085

Retained earnings
Balance at beginning of year	1,551,709	1,721,032	1,322,859
Net income (loss)	749,332	(51,064)	492,353
Dividends on common shares	(90,892)	(83,734)	(72,695)
Dividends on preferred shares	(34,525)	(34,525)	(21,485)

Balance at end of year	2,175,624	1,551,709	1,721,032

Total shareholders’ equity	$3,785,847	$3,092,787	$3,351,864

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Cash flows from operating activities
Net income (loss)	$749,332	$(51,064)	$492,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	22,311	42,220	40,188
Net realized investment gains	(47,160)	(206,874)	(117,339)
Changes in:
Unearned premiums, net	22,280	16,689	118,932
Net reinsurance balances	(12,328)	(117,519)	(80,086)
Unpaid losses and loss expenses including life policy benefits	(73,617)	1,380,315	820,249
Net tax assets	71,614	13,784	(715)
Other changes in operating assets and liabilities	126,469	(50,656)	(5,709)
Net (purchases) sales of trading securities	(390,470)	(4,365)	14,237
Other, net	23,343	9,423	(18,314)

Net cash provided by operating activities	491,774	1,031,953	1,263,796

Cash flows from investing activities
Sales of fixed maturities	3,897,715	4,832,037	6,296,146
Redemptions of fixed maturities	731,133	695,389	565,532
Purchases of fixed maturities	(5,620,788)	(5,921,427)	(8,016,220)
Sales of short-term investments	27,532	218,386	48,387
Redemptions of short-term investments	295,005	90,571	39,052
Purchases of short-term investments	(209,743)	(525,518)	(69,803)
Sales of equities	9,669,692	4,839,440	661,571
Purchases of equities	(9,236,119)	(5,054,471)	(866,290)
Other, net	8,689	(13,861)	(27,915)

Net cash used in investing activities	(436,884)	(839,454)	(1,369,540)

Cash flows from financing activities
Cash dividends paid to shareholders	(125,417)	(118,924)	(92,270)
Issue (repurchase) of common shares, net	17,225	102,440	(152,514)
Contract fees on forward sale agreement	(9,594)	—	—
Issue of capital efficient notes, net	244,096	—	—
Redemption of trust preferred securities, net	(200,000)	—	—
Issue of long-term debt	—	400,000	—
Issue of preferred shares	—	—	222,281
Adjustment on purchase contract for common shares	—	—	(4,780)

Net cash (used in) provided by financing activities	(73,690)	383,516	(27,283)

Effect of foreign exchange rate changes on cash	6,210	(10,640)	10,338

(Decrease) increase in cash and cash equivalents	(12,590)	565,375	(122,689)
Cash and cash equivalents—beginning of year	1,001,378	436,003	558,692

Cash and cash equivalents—end of year	$988,788	$1,001,378	$436,003

Supplemental cash flow information:
Taxes paid	$26,869	$21,139	$14,730
Interest paid	$51,759	$29,248	$40,575

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, other lines, life/annuity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

The Company was incorporated in August 1993 under the laws of Bermuda. The Company commenced operations in November 1993 upon completion of the sale of common shares and warrants pursuant to subscription agreements and an initial public offering. In July 1997, the Company completed the acquisition of SAFR (subsequently renamed PartnerRe SA), and in December 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Group (Winterthur Re).

In 2004, the Company formed two operating subsidiaries in Ireland, Partner Reinsurance Ireland Limited (Partner Reinsurance Ireland) and PartnerRe Ireland Insurance Limited (PartnerRe Ireland Insurance). Both companies became operational in 2005.

2. Significant Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (VIEs). Intercompany accounts and transactions have been eliminated. The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46(R)). See Note 2(r) and Note 12 for additional information concerning FIN 46(R). Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method. (See Note 3(i) and Note 21 for additional information concerning the Company’s equity ownership in Channel Re Holdings Ltd. (Channel Re Holdings)).

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	Unpaid losses and loss expenses;

•	Policy benefits for life and annuity contracts;

•	Gross and net premiums written and net premiums earned;

•	Recoverability of deferred acquisition costs;

•	Determination of other-than-temporary impairments of investments;

•	Recoverability of tax loss carry-forwards;

•	Valuation of goodwill; and

•	Valuation of other invested assets, including certain derivative financial instruments.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(a) Premiums

Gross premiums written and earned are based upon reports received from ceding companies, supplemented by the Company’s own estimates of premiums written and earned for which ceding company reports have not been received. Differences between such estimates and actual amounts are recorded in the period in which the estimates are changed or the actual amounts are determined. Net premiums written and earned are presented net of ceded premiums, which represent the cost of retrocessional protection purchased by the Company. Premiums are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which is generally one to two years. Specifically, for U.S. and European wind risks, premiums are earned commensurate with the seasonality of the underlying exposure. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force. Premiums related to individual life and annuity business are recorded over the premium-paying period on the underlying policies. Premiums on annuity and universal life policies for which there is no significant mortality or critical illness risk are accounted for in a manner consistent with accounting for interest-bearing financial instruments and are not reported as revenues, but rather as direct deposits to the contract. Amounts assessed against annuity and universal life policyholders are recognized as revenue in the period assessed.

(b) Losses and Loss Expenses and Life Policy Benefits

The Company’s non-life operations are composed of its Non-life and Alternative Risk Transfer (ART) segments. The liability for unpaid losses and loss expenses for non-life operations includes amounts determined from loss reports on individual treaties (case reserves), additional case reserves when the Company’s loss estimate is higher than reported by the cedants (ACRs) and amounts for losses incurred but not yet reported to the Company (IBNR). Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry experience and Management’s judgment. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided. Any adjustments are reflected in the periods in which they become known.

The liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement, and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts at December 31, 2006 and 2005 ranged from 1.0% to 4.9% in 2006 and 1.5% to 5.5% in 2005, respectively. Actual experience in a particular period may vary from the assumed experience and, where warranted, the assumptions and the related reserve estimates are revised accordingly. Any revisions are recorded in the period they are determined, which may affect the Company’s operating results in future periods.

(c) Deferred Acquisition Costs

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are primarily related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in determining the recoverability of deferred acquisition costs. Acquisition costs related

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

to individual life and annuity business are deferred and amortized over the premium-paying periods in proportion to anticipated premium income, allowing for lapses, terminations and anticipated investment income. Acquisition costs related to universal life and single premium annuity contracts for which there is no significant mortality or critical illness risk are deferred and amortized over the lives of the policies as a percentage of the estimated gross profits expected to be realized on the policies.

(d) Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. Under such contractual arrangements, the cedant retains the premiums that would have otherwise been paid to the Company and the Company earns interest on these funds. With the exception of those arrangements discussed below, the Company generally earns investment income on the funds held balances based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates at December 31, 2006 and 2005, ranged from 1.0% to 6.8% in 2006 and 1.5% to 6.4% in 2005, with the exception of one treaty in 2005, which earned 9.3%.

In certain circumstances, the Company may receive an investment return based upon either the result of a pool of assets held by the cedant, generally used to collateralize the funds held balance, or the investment return earned by the cedant on its entire investment portfolio. This is most common in the Company’s life reinsurance business. In these arrangements, gross investment returns are typically reflected in net investment income with a corresponding increase or decrease (net of a spread) being recorded as life policy benefits in the Company’s Consolidated Statements of Operations. In these arrangements, the Company is exposed, to a limited extent, to the underlying credit risk of the pool of assets inasmuch as the underlying life policies may have guaranteed minimum returns. In such cases, an embedded derivative exists under Statement of Financial Accounting Standards (SFAS) 133 Derivatives Implementation Group (DIG) Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (Issue B36). The fair value of these derivatives is recorded by the Company as an increase or decrease to the funds held balance, which is substantially offset by a comparable but opposite adjustment to deferred acquisition costs.

(e) Deposit Assets and Liabilities

In the normal course of its operations, the Company enters into certain contracts that do not meet the risk transfer provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. These contracts are accounted for using the deposit accounting method in accordance with Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk”. For those contracts, the Company originally records deposit liabilities for an amount equivalent to the consideration received. The consideration to be retained by the Company, irrespective of the experience of the contracts, is earned over the expected settlement period of the contracts, with any unearned portion recorded as a component of deposit liabilities. Actuarial studies are used to estimate the final liabilities under these contracts and the appropriate accretion rates to increase or decrease the liabilities over the term of the contracts. The change for the period is recorded in other income in the Consolidated Statements of Operations.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Other invested assets consist primarily of investments in non-publicly traded companies (principally Channel Re Holdings—see Note 3(i) and Note 21), private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. The investment in Channel Re Holdings is accounted for using the equity method. The Company’s share of Channel Re Holdings’ net income and other comprehensive income is reported in the Company’s net income and accumulated other comprehensive income, respectively, on a one-quarter lag. The Company calculates its share of Channel Re Holdings’ net income and other comprehensive income on the basis of the Company’s ownership percentage of Channel Re Holdings’ common shares currently outstanding. Other investments are recorded based on valuation techniques depending on the nature of the individual assets. The valuation techniques used by the Company’s investment managers are reviewed by the Company and are generally commensurate with standard valuation techniques for each asset class.

Net investment income includes interest and dividend income, amortization of premiums and discounts on fixed maturities and short-term investments and investment income on funds held, and is net of investment expenses, dividend expenses relating to equity short sales and withholding taxes. Investment income is recognized when earned. Realized gains and losses on the disposal of investments are determined on a first-in, first-out basis.

The Company evaluates the fair value of its investments on a periodic basis to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) is other-than-temporary. Effective January 1, 2006, the Company applied FASB Staff Position FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. If the decline in fair value is judged to be other-than-temporary, the amortized cost of the individual security is written down to fair value and a new cost basis is established, with the amount of the write-down included as a realized investment loss in the period in which the determination of other-than-temporary impairment is made. The difference between the new cost basis established and the maturity (or par) value of the investment is accreted to net investment income over the remaining period of time to contractual maturity. While the cost basis cannot be adjusted upward through net income if the value of the security subsequently increases, the cost basis may be written down again if further other-than-temporary impairments are determined.

(g) Cash and Cash Equivalents

Cash equivalents are carried at fair value and include debt securities that, at purchase, have a maturity of three months or less.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(h) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA and Winterthur Re. SFAS No. 142 “Goodwill and Other Intangible Assets”, requires that the Company perform, at a minimum, an annual valuation of its goodwill asset to test it for impairment. The Company has established September 30 as the date for performing its annual impairment test. If, as a result of the assessment, the Company determines that the value of its goodwill asset is impaired, goodwill will be written down in the period in which the determination is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset.

(i) Income Taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to accumulated other comprehensive income, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When Management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. The Company also establishes tax liabilities related to tax years that are open to audit when such liabilities are probable and reasonably estimable.

(j) Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries are generally their functional currencies, except for the Bermuda subsidiaries or branches, whose functional currency is the U.S. dollar. In translating the financial statements of those subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income.

In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the weighted average rates of exchange for the period. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet dates. The resulting foreign exchange gains or losses are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The Company records realized and unrealized foreign exchange gains and losses that are covered by designated hedges in net realized investment gains and losses in the Consolidated Statements of Operations (see Note 2(k)).

(k) Derivatives Used in Hedging Activities

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended on January 1, 2001, requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the Consolidated Financial Statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability being hedged.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company utilizes derivative financial instruments as part of its overall currency risk management strategy. On the date the Company enters into a derivative contract, Management designates whether the derivative is to be used as a hedge of an identified underlying exposure (a designated hedge). As part of its overall strategy to manage the level of currency exposure, the Company uses currency derivatives to hedge the fair value of certain available for sale fixed income securities related to the Company’s liability funds (funds representing invested assets supporting net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets). These derivatives have been designated as fair value hedges under SFAS 133, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in net realized investment gains and losses in the Consolidated Statements of Operations. Derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities are not designated as hedges under SFAS 133. The changes in fair value of the non-designated hedges and the other reinsurance assets and liabilities are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and on an ongoing basis. The Company assesses the effectiveness of its designated hedges using the period-to-period dollar offset method on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective under SFAS 133. The time value component of the designated fair value hedges is excluded from the assessment of hedge effectiveness.

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

(l) Investment Related Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, written covered call options, foreign currency option contracts and foreign exchange forward contracts for the purpose of replicating investment positions, managing market exposure and duration risks, or enhancing investment performance. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets and changes in fair value are included in net realized investment gains and losses in the Consolidated Statements of Operations. The fair values of those derivatives are based on quoted market prices, or internal valuation models where quoted market prices are not available. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

(m) Weather Derivatives

As a part of the Company’s ART operations, the Company has entered into weather related transactions that are structured as insurance, reinsurance or derivatives. When those transactions are determined to be derivatives,

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(o) Net Income per Common Share

Diluted net income per common share is defined as net income available to common shareholders divided by the weighted average number of common and common share equivalents outstanding, calculated using the treasury stock method for all potentially dilutive securities. Net income available to common shareholders is defined as net income less preferred share dividends. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted net income per share. Basic net income per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities.

(p) Share-Based Compensation

The Company currently uses five types of share-based compensation: stock options, restricted shares (RS), restricted share units (RSU), stock appreciation rights (SAR) and shares issued under the Company’s employee stock purchase plans. The Company adopted the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), in 2003 and elected to use the prospective transition method as described in SFAS 123, which resulted in the expensing of options granted subsequent to January 1, 2003.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method. Under both SFAS 123 and SFAS 123(R), the fair value of the compensation cost is measured at grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. SFAS 123(R), however, requires that forfeiture benefits be estimated at the time of grant and incorporated in the determination of share-based compensation costs. For awards issued prior to the adoption of SFAS 123(R), forfeiture benefits are recognized when employees leave the Company. SFAS 123(R) also differs from SFAS 123 in that it requires that awards granted to employees who are eligible for retirement and do not have to provide additional services be expensed at the date of grant.

(q) Pensions

Effective December 31, 2006, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires an entity to, among other things: (a) recognize an asset or a liability in the Consolidated Balance Sheets for the funded status of defined benefit plans that are overfunded or underfunded, respectively, measured as the difference between the fair value of plan assets and the pension

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

obligation; (b) recognize changes in the funded status of defined benefit plans in the year in which the changes occur as a component of other comprehensive income, net of tax; and (c) measure defined benefit plan assets and obligations as of the date of the employer’s balance sheet date (see Note 9).

(r) Variable Interest Entities

FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company has determined that PartnerRe Finance II, which issued the capital efficient notes (CENts), PartnerRe Capital Trust I (the Trust), which issued the Company’s trust preferred securities and PartnerRe Finance I, which owns the Trust, do not meet the consolidation requirements of FIN 46(R). As a result, the Company has not consolidated the Trust and PartnerRe Finance I or II and has reflected the debt related to the trust preferred securities and capital efficient notes issued by the Company to PartnerRe Finance I and II, respectively, as liabilities in the Consolidated Balance Sheets (see Note 12). The interest on the debt related to the trust preferred securities and CENts is reported as interest expense in the Consolidated Statements of Operations.

(s) Segment Reporting

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (U.S. P&C), Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. These segments and sub-segments were determined in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. See Note 19.

(t) Recent Accounting Pronouncements

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized is the amount that represents the largest amount of tax benefit for those items with a greater than 50% likelihood of being ultimately realized. A liability must be recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed under the interpretation. FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed in tax returns and requires disclosure for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The adoption of FIN 48 is expected to reduce the Company’s consolidated shareholders’ equity by approximately $5 million to $10 million, with no material impact on net income.

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

133 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement resolves issues addressed in SFAS 133 DIG Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. It permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

In January 2007, the FASB finalized SFAS 133 DIG Issue No. B40 “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (Issue B40). Issue B40 determined criteria to evaluate whether a securitized interest in prepayable financial assets would not be subject to the bifurcation conditions in paragraph 13(b) of SFAS 133, thereby modifying the way beneficial interests in securitized financial assets are evaluated under SFAS 155.

SFAS 155 is effective for fiscal years that begin after September 15, 2006. The Company will adopt SFAS 155 as of January 1, 2007. Issue B40 is effective for all securitized interests in prepayable financial assets acquired by the Company after the adoption of SFAS 155. The adoption of SFAS 155 and Issue B40 are not expected to have a significant impact on the consolidated shareholders’ equity or net income of the Company.

SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement requires disclosure of the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements on the financial statements.

SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated shareholders’ equity or net income.

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated shareholders’ equity or net income.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

3. Investments

(a) Fixed Maturities, Equities and Short-Term Investments Available for Sale

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at December 31, 2006 and 2005, were as follows (in thousands of U.S. dollars):

2006	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$1,518,405	$3,896	$(11,905)	$1,510,396
—states or political subdivisions of states of the U.S.	1,334	—	(45)	1,289
—other foreign governments	1,553,830	18,380	(15,703)	1,556,507
—corporate	2,859,268	32,349	(25,863)	2,865,754
—mortgage/asset-backed securities	1,919,961	7,536	(25,763)	1,901,734

Total fixed maturities	7,852,798	62,161	(79,279)	7,835,680
Short-term investments	133,872	—	(121)	133,751
Equities	920,913	103,178	(8,947)	1,015,144

Total	$8,907,583	$165,339	$(88,347)	$8,984,575

2005	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$922,652	$2,245	$(10,142)	$914,755
—states or political subdivisions of states of the U.S.	6,074	—	(111)	5,963
—other foreign governments	1,677,807	33,274	(8,363)	1,702,718
—corporate	2,557,926	37,271	(29,819)	2,565,378
—mortgage/asset-backed securities	1,517,784	1,372	(21,148)	1,498,008

Total fixed maturities	6,682,243	74,162	(69,583)	6,686,822
Short-term investments	231,442	5	(514)	230,933
Equities	1,246,192	99,269	(11,087)	1,334,374

Total	$8,159,877	$173,436	$(81,184)	$8,252,129

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the continuous periods during which the Company has held investment positions classified as available for sale that were carried at an unrealized loss at December 31, 2006 and 2005 (in millions of U.S. dollars):

2006	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
—U.S. government	$704.5	$(5.2)	$297.9	$(6.7)	$1,002.4	$(11.9)
—states or political subdivisions of states of the U.S.	—	—	1.3	—	1.3	—
—other foreign governments	1,042.9	(10.4)	173.2	(5.3)	1,216.1	(15.7)
—corporate	1,051.3	(11.6)	756.7	(14.3)	1,808.0	(25.9)
—mortgage/asset-backed securities	465.5	(2.6)	831.5	(23.2)	1,297.0	(25.8)

Total fixed maturities	3,264.2	(29.8)	2,060.6	(49.5)	5,324.8	(79.3)
Short-term investments	129.5	(0.1)	—	—	129.5	(0.1)
Equities	232.7	(7.3)	50.0	(1.6)	282.7	(8.9)

Total	$3,626.4	$(37.2)	$2,110.6	$(51.1)	$5,737.0	$(88.3)

2005	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
—U.S. government	$530.6	$(6.0)	$161.7	$(4.1)	$692.3	$(10.1)
—states or political subdivisions of states of the U.S.	4.6	(0.1)	1.3	—	5.9	(0.1)
—other foreign governments	909.6	(8.3)	2.0	(0.1)	911.6	(8.4)
—corporate	1,092.8	(17.2)	367.1	(12.6)	1,459.9	(29.8)
—mortgage/asset-backed securities	1,230.9	(18.0)	131.2	(3.2)	1,362.1	(21.2)

Total fixed maturities	3,768.5	(49.6)	663.3	(20.0)	4,431.8	(69.6)
Short-term investments	227.6	(0.5)	—	—	227.6	(0.5)
Equities	452.9	(9.4)	54.8	(1.7)	507.7	(11.1)

Total	$4,449.0	$(59.5)	$718.1	$(21.7)	$5,167.1	$(81.2)

The Company’s investment security with the largest unrealized loss position at December 31, 2006 and 2005, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $5.4 million and $3.0 million, representing 6.4% and 1.9%, respectively, of the amortized cost of the security, which is rated AAA. This unrealized loss and the majority of the total unrealized losses related to fixed maturity securities for which an other-than-temporary impairment charge has not been taken, are due to changes in interest rates. Typically, as interest rates rise, market values of fixed maturity portfolios fall, and vice versa. The majority of the fixed maturity securities with unrealized losses at December 31, 2006 were rated AAA. As of December 31, 2006 and 2005, the Company had no significant unrealized losses caused by other factors or circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(b) Maturity Distribution of Available for Sale Securities

The distribution of available for sale fixed maturities and short-term investments at December 31, 2006 by contractual maturity is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$851,464	$849,181
More than one year through five years	2,685,228	2,678,035
More than five years through ten years	2,126,576	2,112,432
More than ten years	403,441	428,049

Subtotal	6,066,709	6,067,697
Mortgage/asset-backed securities	1,919,961	1,901,734

Total	$7,986,670	$7,969,431

(c) Change in Net Unrealized Gains (Losses) on Investments

The analysis of the change in net unrealized gains (losses) on investments net of applicable taxes, reflected in accumulated other comprehensive income for the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands of U.S. dollars):

	2006	2005	2004
Fixed maturities	$(21,697)	$(107,318)	$9,740
Short-term investments	388	(512)	(33)
Equities	6,049	(35,589)	24,518
Other investments	(3,086)	(897)	(641)

	(18,346)	(144,316)	33,584
(Increase) decrease in tax liability	(1,790)	26,790	(5,501)

Net change reflected in accumulated other comprehensive income	$(20,136)	$(117,526)	$28,083

(d) Realized Gains (Losses) on Investments

Proceeds from the sale of investments classified as available for sale for the years ended December 31, 2006, 2005 and 2004 were $13,550.3 million, $9,968.0 million and $7,299.4 million, respectively. Realized investment gains and losses on securities classified as available for sale for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands of U.S. dollars):

	2006	2005	2004
Gross realized gains	$268,265	$294,038	$153,670
Gross realized losses excluding other-than-temporary impairments	(205,216)	(100,842)	(52,858)
Other-than-temporary impairments	(26,561)	(8,120)	(10,528)

Total net realized investment gains on available for sale securities	$36,488	$185,076	$90,284

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The components of the net realized investments gains on available for sale securities for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands of U.S. dollars):

	2006	2005	2004
Fixed maturities	$(52,794)	$25,317	$25,441
Equities	89,310	159,821	64,821
Short-term investments	(28)	(62)	22

Total net realized investment gains on available for sale securities	$36,488	$185,076	$90,284

The following table is a reconciliation of the net realized investment gains on available for sale securities to the net realized investment gains for the years ended December 31, 2006, 2005 and 2004 in the Consolidated Statements of Operations (in thousands of U.S. dollars):

	2006	2005	2004
Net realized investment gains on available for sale securities	$36,488	$185,076	$90,284
Net realized investment gains on trading securities	21,685	14,436	8,254
Change in net unrealized investment gains (losses) on trading securities	11,359	1,994	(1,641)
Net realized and unrealized investment gains (losses) on equity securities sold but not yet purchased	(10,484)	(10,312)	—
Net realized and unrealized investment gains (losses) on designated hedging activities	10,645	275	(278)
Net realized and unrealized (losses) gains on other invested assets	(1,242)	3,465	29,389
Other realized and unrealized investment (losses) gains	(21,291)	11,940	(8,669)

Total net realized investment gains	$47,160	$206,874	$117,339

For the years ended December 31, 2006, 2005 and 2004, the Company recorded a net gain of $0.6 million, a net loss of $2.8 million and a net loss of $1.5 million, respectively, in net realized investment gains and losses in the Consolidated Statements of Operations, representing the ineffectiveness of its designated fair value hedging activities.

(e) Net Investment Income

The components of net investment income for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands of U.S. dollars):

	2006	2005	2004
Fixed maturities	$333,888	$287,994	$245,937
Short-term investments, trading securities, cash and cash equivalents	61,453	25,465	7,943
Equities	33,163	27,400	19,899
Funds held and other	40,446	40,987	40,940
Investment expenses	(19,549)	(17,338)	(16,722)

Net investment income	$449,401	$364,508	$297,997

(f) Trading Securities

At December 31, 2006 and 2005, the net unrealized investment gains on trading securities were approximately $21.5 million and $9.9 million, respectively. For the years ended December 31, 2006, 2005 and 2004, the change in net unrealized investment gains and losses on trading securities (including the impact of foreign exchange) resulted in a net gain of $11.4 million, a net gain of $2.0 million and a net loss of $1.6 million, respectively, being recognized in net realized investment gains and losses in the Consolidated Statements of Operations.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(g) Pledged Assets

At December 31, 2006 and 2005, approximately $46.8 million and $50.2 million, respectively, of cash and cash equivalents and approximately $1,206.1 million and $1,135.7 million, respectively, of available for sale securities were deposited, pledged or held in escrow accounts to support long-term debt, or in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(h) Net Payable for Securities Purchased

Included in net payable for securities purchased at December 31, 2006 and 2005 were gross payable and receivable balances for unsettled trades and equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale. The components of net payable for securities purchased at December 31, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	2006	2005
Receivable for securities sold	$116,061	$175,249
Payable for securities purchased	(136,145)	(166,590)
Equity securities sold but not yet purchased	(70,247)	(101,977)

Net payable for securities purchased	$(90,331)	$(93,318)

(i) Other invested assets

Other invested assets primarily include the Company’s investment in Channel Re Holdings, a non-publicly traded financial guaranty reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participates in new MBIA reinsurance treaties and provides facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common stock of Channel Reinsurance Ltd., which is a subsidiary and the primary asset of Channel Re Holdings. The Company’s share of Channel Re Holdings, net income was $11.7 million, $9.4 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004 respectively (See Note 21).

4. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Unpaid losses and loss expenses are categorized into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The following table shows unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2006 and 2005 (in thousands of U.S. dollars):

	2006	2005
Case reserves	$2,946,228	$2,707,274
ACRs	294,554	521,191
IBNR reserves	3,630,003	3,509,196

Total unpaid losses and loss expenses	$6,870,785	$6,737,661

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2006, 2005 and 2004 (in thousands of U.S. dollars):

	2006	2005	2004
Gross liability at beginning of year	$6,737,661	$5,766,629	$4,755,059
Reinsurance recoverable at beginning of year	185,280	153,018	175,685

Net liability at beginning of year	6,552,381	5,613,611	4,579,374

Net incurred losses related to:
Current year	1,999,730	2,998,271	2,318,716
Prior years	(251,748)	(231,510)	(139,036)

	1,747,982	2,766,761	2,179,680
Net paid losses related to:
Current year	141,559	234,031	257,950
Prior years	1,718,996	1,250,534	1,120,756

	1,860,555	1,484,565	1,378,706
Effects of foreign exchange rate changes	292,392	(343,426)	233,263

Net liability at end of year	6,732,200	6,552,381	5,613,611
Reinsurance recoverable at end of year	138,585	185,280	153,018

Gross liability at end of year	$6,870,785	$6,737,661	$5,766,629

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the net prior year (favorable) adverse development of loss reserves for the Company’s non-life operations for the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars):

	2006	2005	2004
Prior year net (favorable) adverse loss development:
Non-life segment
U.S. P&C	$6	$48	$30
Global (Non-U.S) P&C	(66)	(67)	24
Worldwide Specialty	(193)	(212)	(193)

Total net Non-life segment	(253)	(231)	(139)
ART segment	1	—	—

Total net non-life prior year loss development	$(252)	$(231)	$(139)

Within the Company’s U.S. P&C sub-segment, the Company reported net adverse loss development for prior years in 2006, 2005 and 2004. This primarily affected the property and motor line in 2006, the casualty line in 2005, and the motor line in 2004. The net adverse loss development in 2006 was primarily due to net adverse development of $11 million related to the 2005 hurricanes, partially offset by loss reductions which were driven by lower than expected loss activity. The net adverse loss development in the casualty line in 2005 was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities in a number of recent underwriting years on a limited number of treaties, predominantly in the specialty casualty line. During 2004, the Company observed an industry-wide deterioration of loss development for prior accident years in the motor line, particularly on non-proportional treaties. Other than for losses related to the 2005 hurricanes, losses reported by cedants during these three years included no significant losses but a series of attritional losses. Attritional losses are losses that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint. Upon consideration of the attritional loss information received during 2006, 2005 and 2004, the Company revised assumptions used to perform its actuarial analysis and increased its expected ultimate loss ratios, which had the effect of increasing loss reserves for prior accident years in 2006, 2005 and 2004.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2006 and 2005, and net adverse loss development in 2004. During 2006 and 2005, the Company observed an improvement in loss experience in the property and casualty lines and a deterioration in the motor line. Losses reported by cedants in 2006 and 2005 regarding prior accident years were lower than expected, which led the Company to decrease its expected ultimate loss ratios and loss estimates. During 2004, the Company observed a deterioration in loss experience in the motor and casualty lines. Losses reported by cedants regarding prior accident years were higher than expected, which led the Company to increase its expected ultimate loss ratios and loss reserves. Losses reported by cedants during each of these years regarding prior accident years included no significant loss or loss reductions but a series of attritional losses or loss reductions.

For the Worldwide Specialty sub-segment, losses reported by cedants during 2006, 2005 and 2004 for prior accident years were lower than the Company expected in most lines of business. This led the Company to decrease its expected ultimate loss ratios and loss estimates for prior year losses in each of these years. Losses reported by cedants during each of these years regarding prior accident years included no significant loss reductions but a series of attritional loss reductions.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Uncertainty Related to Katrina Losses

The Company’s estimated losses resulting from Hurricane Katrina are subject to an unusual level of uncertainty arising out of these losses’ extremely complex and unique causation and related coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For instance, many of the Company’s cedants’ underlying policies exclude flood damage; however, water damage directly related to wind damage may be covered. The Company expects that these issues will not be resolved for a considerable period of time and given recent litigation developments and the evolving out of court settlement trends that may affect some of the Company’s cedants in the future, an additional IBNR reserve of $20 million has been established during the year ended December 31, 2006. These loss estimates will be reviewed continually and the ultimate liability may be in excess of, or less than, the amounts provided.

The Company’s actual losses from Hurricane Katrina may exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the receipt of additional information from cedants, brokers and loss adjusters, and the attribution of losses to coverages that, for the purpose of the estimates, the Company assumed would not be exposed.

Asbestos and Environmental Claims

The Company’s net reserve for unpaid losses and loss expenses at December 31, 2006 and 2005 included $95.2 million and $96.6 million, respectively, that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2006 and 2005 was $104.9 million and $108.0 million, respectively, of which $98.3 million and $98.0 million, respectively, relate to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2006, 2005 and 2004 (in thousands of U.S. dollars):

	2006	2005	2004
Net incurred losses related to:
Non-life	$1,747,982	$2,766,761	$2,179,680
Life	363,355	319,969	296,063

Losses and loss expenses and life policy benefits	$2,111,337	$3,086,730	$2,475,743

(b) Policy Benefits for Life and Annuity Contracts

The Life segment reported net favorable development for prior accident years during the year ended December 31, 2006 of $12 million. The net favorable development was primarily related to the refinement of the Company’s reserving methodologies related to certain proportional guaranteed minimum death benefit treaties and the receipt of additional reported loss information from its cedants. The Company reported no development on prior accident years during the years ended December 31, 2005 and 2004.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

5. Ceded Reinsurance

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $10.9 million and $13.6 million at December 31, 2006 and 2005, respectively.

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits

2006
Assumed	$3,733,920	$3,710,529	$2,120,716
Ceded	44,372	43,261	9,379

Net	$3,689,548	$3,667,268	$2,111,337

2005
Assumed	$3,665,238	$3,648,965	$3,155,729
Ceded	49,360	49,776	68,999

Net	$3,615,878	$3,599,189	$3,086,730

2004
Assumed	$3,887,516	$3,767,531	$2,489,426
Ceded	34,844	33,791	13,683

Net	$3,852,672	$3,733,740	$2,475,743

6. Long-Term Debt

In connection with the acquisition of the reinsurance operations of Winterthur Re in 1998, the Company’s subsidiary, PartnerRe U.S. Corporation (PartnerRe U.S. Holdings) obtained a $220.0 million, 5.81% fixed rate bank loan. The loan, which is fully collateralized, is repayable in December 2008, with interest payments due semiannually. PartnerRe U.S. Holdings incurred interest expense of $13.0 million in each of the years ended December 31, 2006, 2005 and 2004 and paid interest of $13.0 million, $13.0 million and $13.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, in relation to this loan.

In October 2005, the Company entered into a loan agreement with Citibank, N.A. under which the Company borrowed $400.0 million. The loan, which matures in April 2009, bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company is not permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. Citibank, N.A. has pledged its rights under the loan agreement, including the proceeds of any repayment or syndication of the loan, to the Company to secure its obligations to the Company under a forward sale agreement (see Note 14), subject to Citibank, N.A.’s right to substitute cash collateral. The Company incurred interest expense of $22.7 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively, in relation to this loan. The Company paid interest of $21.8 million for the year ended December 31, 2006 and did not pay any interest in 2005.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Income tax returns are open for examination for the tax years 2003-2006 in France, Switzerland and the United States. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years.

Income tax expense for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands of U.S. dollars):

	2006	2005	2004
Current income tax expense (benefit)
U.S.	$25,992	$17,349	$11,848
Non U.S.	37,667	(8,101)	(12,882)

Total current income tax expense (benefit)	$63,659	$9,248	$(1,034)

Deferred income tax expense (benefit)
U.S.	$(4,510)	$(16,677)	$(8,745)
Non U.S.	36,156	30,353	17,339

Total deferred income tax expense	$31,646	$13,676	$8,594

Total income tax expense
U.S.	$21,482	$672	$3,103
Non U.S.	73,823	22,252	4,457

Total income tax expense	$95,305	$22,924	$7,560

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2006, 2005 and 2004 to the amount computed by applying the effective rate of 0% under Bermuda law to income or loss before income taxes (in thousands of U.S. dollars):

	2006	2005	2004
Net income (loss)	$749,332	$(51,064)	$492,353
Income tax expense	95,305	22,924	7,560

Income (loss) before taxes	$844,637	$(28,140)	$499,913

Reconciliation of effective tax rate (% of income (loss) before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	11.3	(275.5)	3.9
Impact of foreign exchange gains/losses	0.4	44.7	2.3
Prior year refund/adjustments	0.4	23.5	(5.5)
Valuation allowance	—	48.7	3.3
Other	(0.8)	77.1	(2.5)

Actual tax rate	11.3%	(81.5)%	1.5%

Deferred tax assets reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets as of December 31, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	2006	2005
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$69,589	$75,359
Tax loss carryforwards	62,878	81,820
Unearned premiums	20,440	20,650
Other deferred tax assets	11,885	6,306

	164,792	184,135
Valuation allowance	—	(840)

Deferred tax assets	164,792	183,295

Deferred tax liabilities
Unrealized appreciation and timing differences on investments	16,550	16,071
Deferred acquisition costs	25,596	26,572
Goodwill	15,788	12,890
Tax equalization reserves	20,937	19,473
Other deferred tax liabilities	9,257	3,389

Deferred tax liabilities	88,128	78,395

Net deferred tax assets	$76,664	$104,900

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The components of net tax assets at December 31, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	2006	2005
Net tax assets
Net current tax liabilities	$(58,838)	$(17,233)
Net deferred tax assets	76,664	104,900

Net tax assets	$17,826	$87,667

As of December 31, 2006, the Company had net deferred tax assets of $62.9 million relating to operating loss carryforwards primarily in France. French tax law allows tax losses to be carried forward for an unlimited period.

Realization of the deferred tax asset is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax asset will be realized.

The following table summarizes the changes in accumulated other comprehensive income and the related tax benefit for the years ended December 31, 2006, 2005 and 2004 (in thousands of U.S. dollars):

	Before Tax	Tax Effect	Net of Tax
2006
Foreign currency translation adjustment	$56,120	$—	$56,120
Unrealized (losses) gains on investments:
Unrealized gains (losses) on investments arising during the period	18,142	(2,491)	15,651
Less reclassification adjustment for available for sale securities	(36,488)	701	(35,787)

	(18,346)	(1,790)	(20,136)
Less unfunded pension obligation	(9,399)	2,122	(7,277)

Change in accumulated other comprehensive income	$28,375	$332	$28,707

2005
Foreign currency translation adjustment	$(59,896)	$—	$(59,896)
Unrealized (losses) gains on investments:
Unrealized gains (losses) on investments arising during the period	40,760	(23,034)	17,726
Less reclassification adjustment for available for sale securities	(185,076)	49,824	(135,252)

	(144,316)	26,790	(117,526)

Change in accumulated other comprehensive income	$(204,212)	$26,790	$(177,422)

2004
Foreign currency translation adjustment	$55,853	$—	$55,853
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period	123,868	(44,723)	79,145
Less reclassification adjustment for available for sale securities	(90,284)	39,222	(51,062)

	33,584	(5,501)	28,083

Change in accumulated other comprehensive income	$89,437	$(5,501)	$83,936

8. Agreements with Related Parties

The Company was party to agreements with Atradius N.V. since December 2003 (a company in which a board member is a supervisory director) and Novelis since May 2006 (a company in which a board member is a director).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company was party to agreements with Barclays Bank PLC (a company in which a board member was a non-executive director) and their respective affiliates and Atis Real (a company in which a board member was a director). Barclays Bank PLC and Atis Real were no longer related parties of the Company subsequent to April 2005 and June 2005, respectively.

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts (assumed and ceded) with Atradius N.V. Included in the 2006 Consolidated Statement of Operations were net premiums written of $48.5 million, net premiums earned of $44.8 million, losses and loss expenses and life policy benefits of $19.2 million and acquisition costs of $17.0 million. Included in the Consolidated Balance Sheet at December 31, 2006 were reinsurance balances receivable of $19.7 million, unpaid losses and loss expenses of $56.6 million and unearned premiums of $27.4 million. Included in the 2005 Consolidated Statement of Operations were net premiums written of $43.8 million, net premiums earned of $45.2 million, losses and loss expenses and life policy benefits of $31.1 million and acquisition costs of $15.3 million. Included in the Consolidated Balance Sheet at December 31, 2005 were reinsurance balances receivable of $18.1 million, unpaid losses and loss expenses of $52.2 million and unearned premiums of $21.0 million. Included in the 2004 Consolidated Statement of Operations were net premiums written of $43.3 million, net premiums earned of $37.2 million, losses and loss expenses and life policy benefits of $20.9 million and acquisition costs of $12.6 million.

Other Agreements

In the normal course of its operations, the Company has entered into certain agreements with Barclays Bank PLC and its subsidiaries (Barclays) on market terms. The Company held convertible bond securities issued by Barclays and invested in an index fund and a money market fund managed by Barclays. In addition, Barclays provided the Company with brokerage and cash management services. As part of its overall currency risk management, the Company utilized the services of Barclays when entering into certain foreign exchange contracts. The Company also entered into weather related transactions with Barclays in 2005 and 2004 as part of its ART operations. Barclays is also a lending financial institution on the Company’s unsecured credit facility (see Note 17).

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered into as part of the investment portfolio were completed on market terms.

In the normal course of its operations, the Company subleases office space to Novelis, and leased office space from Atis Real on market terms. Pursuant to the agreements, rent (income) expense for the years ended December 31, 2006, 2005 and 2004, aggregated $(0.7) million, $4.9 million (through June 2005) and $8.6 million, respectively.

9. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains active defined-contribution plans, a defined benefit plan and a frozen non-contributory defined benefit plan.

Defined Contribution Plans

Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice. Vesting provisions meet legal compliance standards and market trends; the accumulated benefits for the majority of these plans vest immediately or over a two-year period. As required by law, certain retirement plans also provide for death and disability benefits and lump sum indemnities to employees upon retirement.

The Company incurred expenses for these defined contribution arrangements of $10.0 million, $12.3 million and $12.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Active Defined Benefit Plan

Since 1999, the Company has maintained an active pension plan for its Zurich office employees (the Zurich Plan), which was classified and accounted for as a defined contribution plan. Recent amendments to the Zurich Plan during 2006, in conjunction with changes to Swiss pension law (BVG) have led the Company to conclude that the current features of the plan now make it a hybrid plan, which is accounted for as a defined benefit pension plan for the year ended December 31, 2006.

At December 31, 2006 the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

2006
Funded status
Unfunded pension obligation on conversion to defined benefit plan	$1,926

Change in pension obligation
Service cost	3,197
Interest cost	1,882
Plan participants’ contributions	1,032
Actuarial loss	2,119
Benefits paid	(7,527)
Foreign currency adjustments	4,735

Change in pension obligation	5,438
Change in fair value of plan assets
Actual return on plan assets	1,487
Foreign currency adjustments	4,462
Employer contributions	249
Plan participants’ contributions	1,032
Benefits paid	(7,527)

Change in fair value of plan assets	(297)

Funded status
Unfunded pension obligation at end of year	$7,661

At December 31, 2006 the funded status at the end of the year was included in accounts payable, accrued expenses and other in the Consolidated Balance Sheet. Employer contributions for the year ended December 31, 2006 of $3.9 million were paid by the Company prior to the conversion of the Zurich Plan to a defined benefit plan.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The components of net periodic benefit cost for the year ended December 31, 2006 consisted of (in thousands of U.S. dollars):

2006
Net periodic benefit cost
Service cost	$3,197
Interest cost	1,882
Expected return on plan assets	(1,973)

Net periodic benefit cost	3,106

The incremental effect of applying FAS 158 (see Note 2(q)) was to decrease total assets by $5.7 million, increase total liabilities by $1.2 million and decrease total shareholders’ equity (accumulated other comprehensive income) by $6.9 million. Total pension obligation recognized in accumulated other comprehensive income at December 31, 2006 was $7.3 million (net of $2.1 million of taxes) and included the transition adjustment under FAS 158 of $6.9 million (net of $1.9 million of taxes). Of this transition adjustment, $1.1 million pre-tax is expected to be recognized in net periodic benefit cost in 2007.

At December 31, 2006 the pension obligation was $66.1 million, the accumulated pension obligation was $63.7 million, and the fair value of plan assets was $58.5 million. At December 31, 2006, the Zurich Plan’s asset allocation was as follows:

2006
Debt securities	67%
Real estate	13%
Equity securities	12%
Other	8%

Total	100.0%

The investment strategy of the Zurich Plan’s Pension Committee is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The majority of the Zurich Plan’s assets are invested in insured funds and the remainder are invested in equities. The investment strategy is reviewed regularly.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for the relevant asset categories.

The assumptions used to determine the pension obligation and net periodic benefit cost for the year ended December 31, 2006 were as follows:

	Pension obligation	Net periodic benefit cost
Discount rate	3.0%	3.0%
Expected return on plan assets	—	3.25%
Rate of compensation increase	3.5%	3.5%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006, estimated employer contributions to be paid in 2007 were $4.3 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Period	Amount
2007	$2,671
2008	2,854
2009	2,883
2010	3,245
2011	3,554
2012 to 2016	19,950

The Company does not believe that any plan assets will be returned to the Company during 2007.

Frozen Defined Benefit Plan

Prior to June 1999, the Company had defined benefit plans in place covering substantially all of its employees. All active employees previously enrolled in defined benefit plans have been transferred to defined contribution plans or the Zurich Plan. Benefit accruals under the former defined benefit plans were either frozen, except for certain disabled participants, or rolled into defined contribution plans or the Zurich Plan. At December 31, 2006, the frozen defined benefit plan had plan assets of $7.6 million with a pension obligation of $6.4 million, resulting in the defined benefit plans being overfunded by $1.2 million. In addition to the amounts recognized with respect to the Zurich Plan, the Company has also recognized $0.4 million in accumulated other comprehensive income as a result of applying FAS 158 to the frozen defined benefit plans.

10. Stock and Stock Option Plans

Employee Equity Plan

In May 2005, the shareholders approved the PartnerRe Ltd. 2005 Employee Equity Plan (the EEP) and replaced the existing employee plan, the Employee Incentive Plan (the EIP). The EEP permits the grant of stock options, restricted shares (RS), restricted share units (RSU) stock appreciation rights (SAR) or other share-based awards to employees of the Company. The EEP is administered by the Compensation Committee of the Board (the Committee).

Currently, the plan permits the grant of up to 2.2 million shares, of which a total of 750,000 shares can be issued as either RS or RSU. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. If an outstanding award under the Company’s predecessor equity plans is cancelled or forfeited without the delivery of the number of shares underlying such award, such undelivered shares will also be available for issuance under the EEP in addition to all other shares authorized for issuance. The number of shares that may be added back to the plan from net share settlement of stock appreciation rights and options is capped at 400,000 shares over the life of the plan. Under the EEP, the exercise price of the award will not be less than the fair market value of the award at the time of grant. The fair market value is defined in the EEP as the average of the highest and lowest sale prices reported on the date prior to the determination of the fair market value. Awards issued under the EEP generally vest over 3 years of continuous service, either

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

ratably or with a cliff-vest provision, are expensed ratably over the vesting period and have a ten-year contractual term. Shares available for grant under the EIP at the time of replacement were transferred and became available for grant under the EEP, including an additional 1.0 million common shares approved by shareholders for issuance under the EEP.

Certain awards to certain senior executives will, if the Committee intends such award to qualify as “qualified performance based compensation” under Section 162(m) of the Internal Revenue Code (IRC), become earned and payable only if pre-established targets relating to one or more of the following performance measures are achieved: (i) earnings per share, (ii) financial year return on common equity, (iii) underwriting year return on equity, (iv) return on net assets, (v) organizational objectives, and (vi) premium growth. The individual maximum number of shares underlying any such share-denominated award granted in any year will be 800,000 shares, and the individual maximum amount earned with respect to any such non-share denominated award granted in any year will be $5,000,000.

Under the EIP, the Company granted, subject to certain restrictions, stock options, RS, RSU, SAR, performance units (PU) and performance shares (PS) to employees of the Company. Pursuant to the terms of the EIP, awards were granted to eligible employees at any time, in any amount, as determined by the Committee. The RS and RSU were subject to terms, conditions, restrictions and restricted periods fixed by the Committee that were generally linked to prescribed performance goals. The PU and PS awards were subject to performance goals that were fixed by the Committee. A total of 5 million common shares were authorized for issuance under the EIP.

Non-Employee Directors’ Stock Plan

The Non-Employee Directors’ Stock Plan (Directors’ Stock Plan), which is shareholder-approved, permits the grant of up to 0.5 million stock options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the stock options will be equivalent to the fair market value of the stock options at the time of grant, as defined in the Directors’ Stock Plan. Awards issued under the Directors’ Stock Plan generally vest at the time of grant, are expensed immediately and have a ten year contractual term. At December 31, 2006, 0.3 million shares remained available for issuance under this plan.

Employee Share Purchase Plan

The Employee Share Purchase Plan (the ESPP), which is shareholder-approved, has one offering period per year with two purchase periods of six months. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the fair market value. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.3 million common shares may be issued under the ESPP.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (the SSPP) has two offering periods per year with two purchase periods of six months. All full-time Swiss employees are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair market value. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.2 million common shares may be issued under the SSPP.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of stock options or the conversion of RSU and SAR into shares.

For the years ended December 31, 2006, 2005 and 2004, the Company’s stock compensation expense was $23.0 million, $15.1 million and $7.8 million, respectively with a tax benefit of $2.2 million, $nil and $nil, respectively. The adoption of SFAS 123(R) resulted in additional compensation expense in 2006 of $2.0 million, or approximately $0.03 per basic and diluted share.

Stock Options

During 2006, 2005 and 2004 the Company issued 83,435, 462,019 and 938,225 stock options with a weighted average grant-date fair value of $14.87, $17.15 and $14.66 respectively.

In 2006, 2005 and 2004 285,382, 609,799 and 497,600 stock options with a total grant-date value of $4.1 million, $8.1 million and $5.8 million were exercised, respectively. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2006, 2005 and 2004 was $5.6 million, $12.2 million and $11.1 million, respectively. The Company received $14.1 million, $27.0 million and $18.4 million from stock option exercises for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2006, the Company’s U.S. subsidiaries deducted $3.7 million from their taxable income upon exercises of stock options. The corresponding tax benefit realized on options exercised was $1.3 million. Shareholders’ equity at December 31, 2006 reflects a tax benefit of $0.9 million related to compensation expense deductions for stock options exercised by employees of the Company’s U.S. subsidiaries.

The activity related to the Company’s stock options issued for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Options	2006 Weighted Average Exercise Price	Options	2005 Weighted Average Exercise Price	Options	2004 Weighted Average Exercise Price
Outstanding at beginning of year	3,323,006	$52.79	3,534,591	$50.11	3,171,251	$46.49
Granted	83,435	63.29	462,019	62.43	938,225	55.59
Exercised	(285,382)	49.12	(609,799)	44.28	(497,600)	36.96
Forfeited or expired	(33,198)	55.92	(63,805)	54.54	(77,285)	52.47

Outstanding at end of year	3,087,861	53.38	3,323,006	52.79	3,534,591	50.11
Options exercisable at end of year	2,417,987	$52.01	1,721,965	$49.95	1,537,135	$46.67

Stock options vested and expected to vest and the weighted average exercise price for these stock options was 3,085,474 stock options and $53.37, respectively, at December 31, 2006. The aggregate intrinsic value and weighted average remaining contractual term of stock options vested and expected to vest at December 31, 2006 was $55.1 million and 5.9 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of stock options exercisable at December 31, 2006 was $46.5 million and 5.6 years, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options was approximately $3.4 million at December 31, 2006, which is expected to be recognized over a weighted-average period of 1.0 years.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 30.35 – $ 44.75	276,870	2.7	$41.31	276,870	$41.31
$ 45.31 – $ 53.80	1,435,278	5.0	51.10	1,320,278	50.87
$ 53.83 – $ 55.63	102,115	6.5	54.64	99,649	54.64
$ 55.63 – $ 55.63	746,483	7.1	55.63	475,963	55.63
$ 56.75 – $ 64.84	527,115	8.3	62.47	245,227	62.10

$ 30.35 – $ 64.84	3,087,861	5.9	$53.38	2,417,987	$52.01

The Company valued stock-options issued with a Black-Scholes valuation model and used the following assumptions:

Weighted average assumptions used	2006	2005	2004
Expected life	6 years	7 years	7 years
Expected volatility	22.4%	25.0%	25.0%
Risk-free interest rate	5.0%	4.1%	3.7%
Dividend yield	2.6%	2.0%	2.0%

Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company used historical experience to determine the expected life of stock options; expected volatility equivalent to the historical volatility of the Company’s common shares since inception of the Company; a risk-free interest rate based on the market yield of U.S. securities with maturities equivalent to the expected life of the Company’s stock options; and a dividend yield reflecting the inception-to-date average dividend yield of the Company. Since January 1, 2006, the Company has used the simplified method for vanilla options under Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) to determine the expected life of options. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s options. The risk-free interest rate is based on the market yield of U.S treasury securities with maturities equivalent to the expected life of the Company’s options. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s options.

Restricted Shares

In 2000, the Company issued under the EIP 10,000 restricted shares with a weighted-average grant date fair value of $54.50 per share. These shares vested in December 2004. In 2004, the Company issued 5,000 restricted shares with a weighted-average grant date fair value of $55.13 per share. These shares vest in three equal installments on the anniversary of the grant.

Restricted Share Units

The Company values RSU issued under all plans at the fair market value of its common shares at the time of grant. During 2006 and 2005, the Company issued 118,193 and 223,231 RSU with a weighted average grant date fair value of $61.77 and $62.71, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The activity related to the Company’s RSU for the year ended December 31, 2006 was as follows:

2006
RSU unvested and unreleased at beginning of period	294,174
Granted	118,193
Vested	(2,990)
Forfeited	(10,465)

RSU unvested and unreleased at end of period	398,912

Of the 398,912 RSU outstanding at December 31, 2006, 85,880 RSU are subject to a 5 year delivery date restriction from the grant date and were not released for conversion into shares.

Total unrecognized stock-based compensation expense related to unvested RSU was approximately $8.6 million at December 31, 2006, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock Appreciation Rights (SAR)

Beginning in 2006, the Company issued 174,770 SAR with a weighted average grant date fair value of $14.37.

2006
SAR unvested at beginning of period	—
Granted	174,770
Forfeited	(10,000)

SAR unvested at end of period	164,770

Total unrecognized stock-based compensation expense related to unvested SAR was approximately $1.5 million at December 31, 2006, which is expected to be recognized over a weighted-average period of 2.2 years.

The Company valued SAR issued with a Black-Scholes valuation model and used the following assumptions:

Weighted average assumptions used	2006
Expected life	6 years
Expected volatility	23.2%
Risk-free interest rate	4.6%
Dividend yield	2.6%

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Information

The following table illustrates the net effect on net income available to common shareholders and net income per share as if the fair value provisions of SFAS 123 had been applied retroactively to all outstanding share-based compensation issued (in thousands of U.S. dollars, except per share data):

	2005	2004
Net (loss) income available to common shareholders:
As reported	$(85,589)	$470,868
Add: Stock-related compensation expense included in net (loss) income as reported	9,270	7,079
Less: Total stock-related compensation expense determined under the fair value method for all grants	12,373	13,728

Pro forma	$(88,692)	$464,219
Net (loss) income per common share:
Basic
As reported	$(1.56)	$8.80
Pro forma	$(1.61)	$8.68
Diluted
As reported	$(1.56)	$8.71
Pro forma	$(1.61)	$8.59

11. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its expenses are dependent on cash dividends from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. (collectively the reinsurance subsidiaries). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. As of December 31, 2006, there were no significant restrictions on the payment of dividends by the reinsurance subsidiaries, except for PartnerRe U.S. that has a statutory negative earned surplus and may not pay cash dividends without prior regulatory approval.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. As of December 31, 2006, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of deferred income taxes, valuation of bonds at market and presentation of ceded reinsurance balances gross of assumed balances.

The statutory net income (loss) of the Company’s reinsurance subsidiaries for the years ended December 31, 2006, 2005 and 2004, were as follows (in thousands of U.S. dollars):

	2006 (unaudited)	2005	2004
Partner Reinsurance.	$681,595	$(132,585)	$457,385
PartnerRe SA	67,068	77,322	(641)
PartnerRe U.S.	66,643	10,388	7,271

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the statutory stockholders’ equity of the Company’s reinsurance subsidiaries as of December 31, 2006 and 2005 (in thousands of U.S. dollars):

	2006 (unaudited)	2005
Partner Reinsurance.	$2,649,417	$1,985,212
PartnerRe SA	692,734	613,355
PartnerRe U.S.	652,541	565,622

The Company’s Swiss operations are a branch of Partner Reinsurance. Foreign insurance entities that are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance and reinsurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary.

12. Debt Related to Capital Efficient Notes, Trust Preferred Securities and Mandatorily Redeemable Preferred Securities

Capital Efficient Notes (CENts)

On November 7, 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated CENts. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts will be payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%. PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts will be ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and will rank junior in priority of payments to the Company’s current long-term debt (see Note 6). The Company used a portion of the net proceeds from the CENts to effect the redemption of all of the $200 million liquidation amount of the 7.90% trust preferred securities issued in 2001 by PartnerRe Capital Trust I and the remaining net proceeds were used for general corporate purposes.

Contemporaneously, PartnerRe Finance II issued a 6.440% Fixed-to-Floating Rate promissory note, with a principal amount of $257.6 million to PartnerRe U.S. Holdings. Under the term of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance II the principal amount on December 1, 2066 unless previously paid. Interest on the promissory note will be payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

The Company does not consolidate PartnerRe Finance II, which issued the CENts, as it does not meet the consolidation requirements under FIN 46(R). The Company has reflected the debt related to the CENts on its December 31, 2006 Consolidated Balance Sheet.

Trust Preferred Securities

In November 2001, PartnerRe Capital Trust I (the Trust), a Delaware statutory business trust, issued $200 million of 7.90% Preferred Securities (trust preferred securities). The Trust is wholly owned by PartnerRe Finance I Inc. (PartnerRe Finance I), a Delaware corporation formed solely for the purpose of issuing Junior Subordinated Debt securities to the Trust. PartnerRe Finance I is an indirect, wholly owned subsidiary of the Company.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The sole asset of the Trust consisted of 7.90% Junior Subordinated Debt securities (the Subordinated Debentures) with a principal amount of $206.2 million issued by PartnerRe Finance I. The Subordinated Debentures were redeemable on or after November 21, 2006 and had a maturity date of December 31, 2031. The Subordinated Debentures were unsecured obligations of PartnerRe Finance I. Interest on the Subordinated Debentures was payable quarterly at an annual rate of 7.90%.

On December 21, 2006, the Trust redeemed all of its outstanding 7.90% trust preferred securities concurrently with the redemption of the underlying Subordinated Debentures. The redemptions were conducted pursuant to the terms of the documents governing the trust preferred securities, including the trust agreement relating to the Trust and the junior subordinated indenture of PartnerRe Finance I. The aggregate redemption price for the trust preferred securities was $203.5 million, which included all unpaid distributions accrued to the date of redemption.

The Company did not consolidate the Trust, which issued the trust preferred securities, or PartnerRe Finance I, which owned the Trust, as they did not meet the consolidation requirements under FIN 46(R). The Company reflected the debt related to the trust preferred securities on its December 31, 2005 Consolidated Balance Sheet.

Mandatorily Redeemable Preferred Securities

In November 2001, the Company issued 4 million Premium Equity Participating Security Units (PEPS Units). Each PEPS Unit consisted of (i) one of the Company’s 5.61% Series B cumulative redeemable preferred shares, $1 par value, liquidation preference $50 per share (Series B preferred shares), and (ii) a purchase contract (purchase contract) issued by the Company pursuant to which the holder was obligated to purchase from the Company, no later than December 31, 2004, a number of common shares for a price of $50 per share. The Company was required to redeem the Series B preferred shares on June 30, 2005, at a redemption price of $50 per Series B preferred share, plus all accrued and unpaid dividends. Each Series B preferred share was pledged to the Company’s benefit to secure the holder’s obligations under the purchase contract. Holders of Series B preferred shares were permitted to withdraw the pledged Series B preferred shares from the pledge arrangement only upon early settlement, settlement for cash or termination of the related purchase contract.

On December 31, 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the PEPS Units. The Company participated in the remarketing of the Series B preferred shares and as a result purchased 100% of the outstanding Series B preferred shares. There was no net cash flows to the Company as the cash received from the sale of the common shares was equal to the cash required to acquire the Series B preferred shares in the remarketing process. The Series B preferred shares were subsequently cancelled and are no longer outstanding. In addition, following the settlement of the purchase contract on the PEPS Units, the PEPS Units were retired and are no longer outstanding.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

13. Shareholders’ Equity

Authorized Shares

At December 31, 2006 and 2005, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

	2006	2005
Designated common shares	130.0	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	11.6	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2	9.2
Designated and redeemed preference shares	14.0	14.0
Undesignated	35.2	35.2

	200.0	200.0

Common Shares

During 2006, the Company did not repurchase any common shares and has approximately 4.3 million common shares remaining under its current share repurchase authorization of 5 million common shares.

In October 2005, the Company issued 2.4 million of its common shares at $61.25 per share, net of underwriting discounts, and the net proceeds to the Company were $149 million, net of underwriting discounts and other transaction costs. The Company used the proceeds of this capital issuance for general corporate purposes.

During 2005, the Company repurchased in the open market 1.2 million of its common shares pursuant to the share repurchase program at a total cost of $75.5 million, or an average cost of $60.74. The repurchased shares were cancelled and are no longer outstanding.

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

During 2004, the Company repurchased in the open market 0.9 million of its common shares pursuant to the share repurchase program at a total cost of $48.5 million, or an average cost of $53.06. The repurchased shares were cancelled and are no longer outstanding.

In December 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the PEPS Units (see Note 12).

Series C Cumulative Preferred Shares

In May 2003, the Company issued 11.6 million of 6.75% Series C cumulative redeemable preferred shares (Series C preferred shares) for a total consideration of $280.9 million after underwriting discounts and commissions totaling $9.1 million. The Series C preferred shares cannot be redeemed before May 8, 2008. Beginning May 8, 2008, the Company may redeem the Series C preferred shares at $25.00 per share plus accrued

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

and unpaid dividends without interest. Dividends on the Series C preferred shares are cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale ($250.0 million) was used to redeem the Company’s existing Series A preferred shares. The remaining net proceeds were used for general corporate purposes. In the event of liquidation of the Company, the holders of outstanding preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $290 million, plus accrued and unpaid dividends.

Series D Cumulative Preferred Shares

In November 2004, the Company issued 9.2 million of 6.5% Series D cumulative redeemable preferred shares (Series D preferred shares) for a total consideration of $222.3 million after underwriting discounts and commissions totaling $7.7 million. The Series D preferred shares cannot be redeemed before November 15, 2009. Beginning November 15, 2009, the Company may redeem the Series D preferred shares at $25.00 per share plus accrued and unpaid dividends without interest. Dividends on the Series D preferred shares are cumulative from the date of issuance and are payable quarterly in arrears. A portion of the net proceeds from the sale ($124.8 million) was used to repurchase common shares under the accelerated share repurchase agreement. The remaining net proceeds were used for general corporate purposes. In the event of liquidation of the Company, the holders of outstanding preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $230 million, plus accrued and unpaid dividends.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	2006			2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share	Loss (Numerator)	Shares (Denominator)(1)	Per Share (1)	Income (Numerator)	Shares (Denominator)	Per Share
Net income (loss)	$749,332			$(51,064)			$492,353
Less: preferred dividends	(34,525)			(34,525)			(21,485)

Net income (loss) available to common shareholders/Weighted average number of common shares outstanding/Basic net income (loss) per share	$714,807	56,822.5	$12.58	$(85,589)	54,951.2	$(1.56)	$470,868	53,490.8	$8.80
Effect of dilutive securities:
Stock options and other		980.3						556.6

Net income available to common shareholders/Weighted average number of common and common share equivalents outstanding/Diluted net income per share	$714,807	57,802.8	$12.37				$470,868	54,047.4	$8.71

(1)	Diluted net loss per share has not been shown for 2005 because the effect of dilutive securities would have been anti-dilutive. Dilutive securities, under the form of options and others, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been antidilutive. The weighted average number of common and common share equivalents outstanding for the period would have amounted to 55,869.3 thousand shares, if these securities had been included.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

14. Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in October 2008, subject to a maximum price per share of $79.75 and a minimum price per share of $59.53 as of December 31, 2006. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Contract fees of approximately $29 million related to the forward sale agreement were recorded against additional paid-in capital and will be paid over the three year contract period. Prior to the issuance of shares under the forward sale agreement, this transaction has no other impact on the Company’s common shareholders’ equity and the Company calculates the dilutive impact related to the forward sale agreement using the treasury method prescribed under SFAS 128, “Earnings per Share”. The Company expects this instrument to be dilutive only if the Company’s share price exceeds the maximum price per share prior to the sale of shares.

15. Commitments and Contingencies

(a) Concentration of Credit Risk

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company’s investment strategy allows for the use of derivative securities, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage currency and market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

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

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART segment. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. The Company mitigates the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification,

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency.

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses (see Note 5). The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. As of December 31, 2006 and 2005, the Company has recorded a provision for uncollectible premiums receivable of $9.2 million and $8.0 million, respectively.

The Company is also subject to the credit risk of its cedants in the event of insolvency or the cedant’s failure to honor the value of funds held balances for any other reason. However, the Company’s credit risk is mitigated, to a large extent, by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the premiums receivable or funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2017. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2006 (in thousands of U.S. dollars):

Period	Amount
2007	$23,689
2008	23,505
2009	21,548
2010	16,296
2011	16,127
2012 through 2017	60,997

Total future minimum rental payments	$162,162

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $25.3 million, $24.9 million and $20.6 million, respectively.

The Company also entered into non-cancelable operating subleases expiring in various years through 2010. The minimum rental income to be received by the Company in the future is $6.1 million. The leases are renewable at the option of the lessee under certain circumstances.

(c) Contract Fees Under the Forward Sale Agreement

Under the terms of the Company’s forward sale agreement (see Note 14), the Company will pay approximately $20.6 million, including interest, in contract fees through 2008. Contract fees and interest paid for the years ended December 31, 2006 and 2005, was $10.8 million and $nil, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(e) U.S. Life Operations Representations and Warranties

As part of the agreement to sell its U.S. life operations in 2000 (acquired in 1998 as part of the Winterthur Re acquisition), the Company entered into certain representations and warranties, extending through 2008, related to the enterprise being sold. At the time of the sale, the Company established a reserve of $15.0 million for potential future claims against such representations and warranties.

(f) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $38.4 million through 2011.

(g) Legal Proceedings

Litigation

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

As of December 31 2006, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.

Subpoenas

In June 2005, the Company received a subpoena from the United States Attorney for the Southern District of New York requesting information relating to the Company’s finite reinsurance products. In addition, the Company’s wholly owned subsidiary, PartnerRe U.S., received a subpoena from the Florida Office of Insurance Regulation in April 2005 requesting information in connection with its investigation of insurance industry practices related to finite reinsurance activities. The Company has responded promptly to all requests for information.

In January 2007, PartnerRe U.S. received a subpoena from the Attorney General for the State of Connecticut requesting information relating to the Company’s participation in certain underwriting agreements that existed in 2002 and prior. The Company is cooperating fully with this request for information.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

16. Fair Value of Financial Instruments

For certain financial instruments where quoted market prices are not available, Management’s best estimate of fair value may be based on quoted market prices of similar instruments or on other valuation techniques. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS 107) excludes insurance contracts, other than financial guarantees, investment contracts, investments accounted for under the equity method and certain other financial instruments.

The following methods and assumptions were used by the Company in estimating fair market value of each class of financial instrument recorded in the Consolidated Balance Sheets.

Fair value for fixed maturities, short-term investments, equities and trading securities are based on quoted market prices. Carrying value of other invested assets, excluding investments accounted for using the equity method, approximates fair value. Policy benefits for life and annuity contracts have a fair value equal to the cash value available to the policyholder should the policyholder surrender the policy. The fair value of the long-term debt and the debt related to the capital efficient notes have been calculated as the present value of estimated future cash flows using a discount rate reflective of current market cost of borrowing under similar terms and conditions. The fair value of the debt related to the trust preferred securities is based on the quoted market price of the underlying trust preferred securities.

The carrying values and fair values of the financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturities	$7,835,680	$7,835,680	$6,686,822	$6,686,822
Short-term investments	133,751	133,751	230,993	230,993
Equities	1,015,144	1,015,144	1,334,374	1,334,374
Trading securities	599,972	599,972	220,311	220,311
Other invested assets(1)	(1,073)	(1,073)	11,801	11,801
Liabilities
Policy benefits for life and annuity contracts(2)	$1,430,691	$1,430,691	$1,233,871	$1,233,871
Long-term debt	620,000	621,380	620,000	615,850
Debt related to capital efficient notes	257,605	258,815	—	—
Debt related to trust preferred securities	—	—	206,186	210,186

(1)	In accordance with SFAS 107, the Company’s investments accounted for under the equity method were excluded for the purpose of the fair value disclosure. The negative fair value of other invested assets reflects mark to market adjustments on derivative financial instruments.
(2)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Foreign exchange forward contracts outstanding as of December 31, 2006 and 2005, were as follows (in thousands of U.S. dollars):

	2006			2005
	Contract Amount	Market Value	Net Unrealized Gains	Contract Amount	Market Value	Net Unrealized Gains (Losses)
Receivable	$1,132,481	$1,137,891	$5,410	$1,171,881	$1,171,883	$2
Payable	(1,132,481)	(1,132,481)	—	(1,171,881)	(1,175,248)	(3,367)

Net	$—	$5,410	$5,410	$—	$(3,365)	$(3,365)

Foreign Currency Option Contracts

The Company also utilizes foreign currency options contracts to mitigate foreign currency risk. For the years ended December 31, 2006 and 2005, the balances related to contracts maturing on December 31 were a receivable of $2.2 million and $1.3 million, respectively. At December 31, 2006 and 2005, there were no outstanding contracts.

Futures Contracts

Exchange traded treasury note futures are used by the Company for the purposes of managing portfolio duration. The notional value of the treasury futures was a long position of $1,170 million and a short position of $200 million, respectively, at December 31, 2006 and 2005. The fair value for futures contracts was a net unrealized loss of $11.2 million and $0.5 million, respectively, at December 31, 2006 and 2005.

Credit Default Swaps

The Company utilizes credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to replicate investment positions or to manage market exposures. The credit default swaps are recorded at fair value with the changes in fair value reported in net realized gains and losses in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives. The fair value of credit default swaps (the Company’s net liabilities) was a net unrealized loss of $2.5 million and $1.7 million, respectively, at December 31, 2006 and 2005. The notional value of the Company’s credit default swaps was $288 million and $255 million, respectively, at December 31, 2006 and 2005.

Equity Short Sales

As part of the Company’s investment strategy, the Company utilizes, to a limited extent, equity short sales, which represent the sales of securities not owned at the time of the sale. These short sales are incorporated within a market neutral strategy, which involves holding long equity securities and a similar amount of offsetting short equity securities to manage market exposure and to generate absolute positive returns. The fair values for equity short sales are based on quoted market prices with the changes in fair value reported in net realized gains and losses in the Consolidated Statements of Operations. The fair value of equities sold but not yet purchased was $70 million and $102 million, respectively, at December 31, 2006 and 2005 (see Note 3(h)). At December 31, 2006 and 2005, the net unrealized investment loss on equities sold but not yet purchased was $nil and $3.4 million, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Weather Derivatives

As a part of the Company’s ART operations, the Company has entered into various weather derivatives. The fair value of weather derivatives (the Company’s net liabilities or assets) was a net unrealized loss of $2.0 million and a net unrealized gain of $4.7 million, respectively, at December 31, 2006 and 2005. The notional value of the Company’s weather derivatives was $23 million and $8 million, respectively, at December 31, 2006 and 2005.

Total Return and Interest Rate Swaps

As a part of the Company’s ART operations, the Company has entered into total return swaps referencing various structured finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps. The fair value of those derivatives (the Company’s net liabilities or assets) was a net unrealized loss of $0.3 million and a net unrealized gain of $8.7 million, respectively, at December 31, 2006 and 2005. The notional value of the Company’s total return and interest rate swaps was $315 million and $319 million, respectively, at December 31, 2006 and 2005.

17. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. As of December 31, 2006 and 2005, the total amount of such credit facilities available to the Company was $838.3 million and $858.2 million, respectively. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured basis in the amount of $580.8 million and $721.2 million at December 31, 2006 and 2005, respectively, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2006 is a $700 million five-year syndicated, unsecured credit facility. This unsecured credit facility has the following terms: (i) a maturity date of September 30, 2010, (ii) a $300 million accordion feature, which enables the Company to potentially increase its available credit from $700 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement as defined below. This facility is predominantly used for the issuance of letters of credit, although the Company does have access to a $350 million revolving line of credit under this facility. At December 31, 2006 and 2005, there were no borrowings under this revolving line of credit.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants, including the following:

i. a financial strength rating from A.M. Best of at least A- (for the Company’s material reinsurance subsidiaries that are rated by A.M. Best);

ii. a maximum ratio of total debt to total capitalization of 35% (for the purposes of this covenant, debt does not include trust preferred securities); and

iii. a minimum consolidated tangible net worth of $2,100 million, for periods ended prior to June 30, 2006, and $2,100 million plus 50% of cumulative net income (if positive) since July 1, 2005 through the most recent June 30 or December 31, for periods subsequent to June 30, 2006. For the purposes of this covenant, consolidated tangible net worth includes trust preferred securities and excludes goodwill. Minimum tangible net worth required at December 31, 2006 and 2005 was $2,314 million and $2,100 million, respectively.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly.

The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2006 and 2005, the Company was not in breach of any of the covenants under its facilities. Its total debt to total capitalization ratio was 18.8% and 15.8%, respectively, and its consolidated tangible net worth was $3,356.3 million and $2,863.3 million, at December 31, 2006 and 2005, respectively.

18. Subsequent event

The Company has estimated that claims relating to its exposure to Windstorm Kyrill, which hit Europe in January 2007, are expected to be between $50-$65 million, before taxes. Claims are expected to emanate from several European countries with the largest number from Germany and Austria. The Company’s loss estimate is based on the assessment of individual treaties as well as client data.

19. Segment Information

The U.S. P&C sub-segment includes property, casualty and motor risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor risks generally originating outside of the United States, written by Partner Reinsurance and PartnerRe SA. The Worldwide Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature, inasmuch as appropriate risk management for these lines requires a globally diversified portfolio of risks. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The ART segment includes structured risk transfer reinsurance, principal finance, weather-related products, and strategic investments, including the Company’s share of Channel Re Holdings’ net income. The Life segment includes life, health and annuity lines of business.

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life and ART products, net investment income is considered in Management’s assessment of the profitability of the Life and ART segments. The following items are not considered in evaluating the results of each segment: net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and preferred share dividends. Segment results are shown net of intercompany transactions.

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio (defined below). Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio (defined below). Management measures results for the ART segment on the basis of the underwriting result, which includes revenues from net premiums earned, other income and net investment income for ART, and expenses from losses and loss expenses, acquisition costs and other operating expenses. The interest in earnings of equity investments, which includes the Company’s share of Channel Re Holdings’ net income, is also part of the ART segment. Management measures results for the Life segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned and allocated net investment income for Life, and expenses from losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables provide a summary of the segment revenues and results for the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars, except ratios):

Segment Information

For the Year Ended December 31, 2006

	U.S. P&C	Global (Non- U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$843	$763	$1,586	$3,192	$35	$507	$—	$3,734
Net premiums written	$843	$760	$1,564	$3,167	$35	$487	$—	$3,689
Decrease (increase) in unearned premiums	7	15	(40)	(18)	(4)	—	—	(22)

Net premiums earned	$850	$775	$1,524	$3,149	$31	$487	$—	$3,667
Losses and loss expenses and life policy benefits	(612)	(505)	(618)	(1,735)	(13)	(363)	—	(2,111)
Acquisition costs	(212)	(210)	(307)	(729)	(3)	(117)	—	(849)

Technical Result	$26	$60	$599	$685	$15	$7	$—	$707

Other income	n/a	n/a	n/a	—	24	—	—	24
Other operating expenses	n/a	n/a	n/a	(201)	(18)	(29)	(62)	(310)

Underwriting Result	n/a	n/a	n/a	$484	$21	$(22)	n/a	$421

Net investment income	n/a	n/a	n/a	n/a	—	51	398	449

Allocated Underwriting Result(1)	n/a	n/a	n/a	n/a	n/a	$29	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	47	47
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(61)	(61)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(24)	(24)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(95)	(95)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	12	n/a	n/a	12

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$749

Loss ratio(2)	72.1%	65.1%	40.5%	55.1%
Acquisition ratio (3)	24.9	27.1	20.2	23.1

Technical ratio(4)	97.0%	92.2%	60.7%	78.2%
Other operating expense ratio(5)				6.4

Combined ratio(6)				84.6%

(A)	This segment includes the Company’s share of Channel Re Holdings’ net income in the amount of $11.7 million for the period of October 2005 to September 2006, as the Company reports the results of Channel Re Holdings on a one-quarter lag.

(1)	Allocated Underwriting Result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2005

	U.S. P&C	Global (Non- U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(B)	Life Segment	Corporate	Total
Gross premiums written	$820	$837	$1,533	$3,190	$27	$448	$—	$3,665
Net premiums written	$819	$835	$1,501	$3,155	$27	$434	$—	$3,616
Decrease (increase) in unearned premiums	9	25	(45)	(11)	(2)	(4)	—	(17)

Net premiums earned	$828	$860	$1,456	$3,144	$25	$430	$—	$3,599
Losses and loss expenses and life policy benefits	(764)	(637)	(1,334)	(2,735)	(32)	(320)	—	(3,087)
Acquisition costs	(200)	(217)	(308)	(725)	(3)	(120)	—	(848)

Technical Result	$(136)	$6	$(186)	$(316)	$(10)	$(10)	$—	$(336)

Other income	n/a	n/a	n/a	4	31	—	—	35
Other operating expenses	n/a	n/a	n/a	(185)	(13)	(23)	(51)	(272)

Underwriting Result	n/a	n/a	n/a	$(497)	$8	$(33)	n/a	$(573)

Net investment income	n/a	n/a	n/a	n/a	—	48	317	365

Allocated Underwriting Result(1)	n/a	n/a	n/a	n/a	n/a	$15	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	207	207
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(33)	(33)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(4)	(4)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(23)	(23)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	10	n/a	n/a	10

Net Loss	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$(51)

Loss ratio(2)	92.2%	74.1%	91.6%	86.9%
Acquisition ratio(3)	24.2	25.3	21.2	23.1

Technical ratio(4)	116.4%	99.4%	112.8%	110.0%
Other operating expense ratio(5)				5.9

Combined ratio(6)				115.9%

(B)	This segment includes the Company’s share of Channel Re Holdings’ net income in the amount of $9.4 million for the period of October 2004 to September 2005, as the Company reports the results of Channel Re Holdings on a one-quarter lag.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2004

	U.S. P&C	Global (Non- U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(C)	Life Segment	Corporate	Total
Gross premiums written	$991	$944	$1,531	$3,466	$5	$417	$—	$3,888
Net premiums written	$990	$945	$1,509	$3,444	$5	$404	$—	$3,853
(Increase) decrease in unearned premiums	(97)	(16)	(9)	(122)	1	2	—	(119)

Net premiums earned	$893	$929	$1,500	$3,322	$6	$406	$—	$3,734
Losses and loss expenses and life policy benefits	(699)	(730)	(744)	(2,173)	(7)	(296)	—	(2,476)
Acquisition costs	(204)	(238)	(323)	(765)	(1)	(136)	—	(902)

Technical Result	$(10)	$(39)	$433	$384	$(2)	$(26)	$—	$356

Other income	n/a	n/a	n/a	6	11	—	—	17
Other operating expenses	n/a	n/a	n/a	(194)	(13)	(22)	(42)	(271)

Underwriting Result	n/a	n/a	n/a	$196	$(4)	$(48)	n/a	$102

Net investment income	n/a	n/a	n/a	n/a	—	44	254	298

Allocated Underwriting Result(1)	n/a	n/a	n/a	n/a	n/a	$(4)	n/a	n/a

Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	117	117
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(41)	(41)
Net foreign exchange gains	n/a	n/a	n/a	n/a	n/a	n/a	17	17
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	6	n/a	n/a	6

Net Income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$492

Loss ratio(2)	78.2%	78.6%	49.6%	65.4%
Acquisition ratio(3)	22.8	25.6	21.6	23.0

Technical ratio(4)	101.0%	104.2%	71.2%	88.4%
Other operating expense ratio(5)				5.9

Combined ratio(6)				94.3%

(C)	This segment includes the Company’s share of Channel Re Holdings’ net income in the amount of $6.0 million for the period of February 2004 (when Channel Re Holdings commenced business) to September 2004, as the Company reports the results of Channel Re Holdings on a one-quarter lag.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Non-life
Property and Casualty
Property	19%	19%	19%
Casualty	19	19	21
Motor	6	8	10
Worldwide Specialty
Agriculture	5	3	4
Aviation/Space	5	6	6
Catastrophe	11	11	9
Credit/Surety	6	7	6
Engineering	5	4	5
Energy	2	1	1
Marine	3	3	2
Specialty property	2	2	3
Specialty casualty	3	4	3
ART	1	1	—
Life	13	12	11

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
North America	43%	41%	40%
Europe	42	46	45
Asia, Australia and New Zealand	8	8	9
Latin America, Caribbean and Africa	7	5	6

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 6% of total gross premiums written during the years ended December 31, 2006, 2005 and 2004.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2006, 2005 and 2004. The brokers accounted for 20%, 17% and 16% and 18%, 16% and 16%, respectively, of gross premiums written for the years ended December 31, 2006, 2005 and 2004.

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Non-life
U.S. P&C	64%	58%	52%
Global (Non-U.S.) P&C	28	23	22
Worldwide Specialty	36	30	28
ART	47	93	—
Life	15	15	19

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

20. Unaudited Quarterly Financial Information

	2006				2005
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$721.3	$807.8	$815.9	$1,344.6	$666.3	$770.8	$763.9	$1,414.9
Net premiums earned	1,001.9	973.6	859.0	832.8	907.0	915.5	880.3	896.4
Net investment income	126.0	115.1	108.3	100.0	94.1	93.3	90.2	86.8
Net realized investment gains (losses)	28.0	23.0	(58.9)	55.1	57.9	56.0	55.6	37.4
Other (loss) income	(4.8)	7.9	12.7	7.7	14.7	8.6	(1.1)	12.8

Total revenues	1,151.1	1,119.6	921.1	995.6	1,073.7	1,073.4	1,025.0	1,033.4

Losses and loss expenses and life policy benefits	530.4	540.7	541.4	498.8	815.4	1,111.3	546.2	613.9
Acquisition costs	229.9	220.7	199.4	199.3	215.9	219.4	203.4	209.9
Other operating expenses	77.8	80.9	76.5	74.4	60.6	63.7	74.5	72.7
Interest expense	21.8	13.7	13.2	12.7	10.8	7.4	7.4	7.3
Net foreign exchange losses (gains)	9.6	6.1	4.1	3.4	(0.4)	1.5	2.5	—

Total expenses	869.5	862.1	834.6	788.6	1,102.3	1,403.3	834.0	903.8

Income (loss) before taxes and interest in earnings of equity investments	281.6	257.5	86.5	207.0	(28.6)	(329.9)	191.0	129.6
Income tax expense (benefit)	42.4	24.9	11.9	16.1	7.7	(39.1)	33.5	20.8
Interest in earnings of equity investments	3.5	3.2	2.9	2.3	2.7	2.1	2.4	2.6

Net income (loss)	242.7	235.8	77.5	193.2	(33.6)	(288.7)	159.9	111.4
Preferred dividends	8.6	8.6	8.6	8.6	8.6	8.6	8.6	8.6

Net income (loss) available to common shareholders	$234.1	$227.2	$68.9	$184.6	$(42.2)	$(297.3)	$151.3	$102.8
Basic net income (loss) per common share	$4.11	$4.00	$1.21	$3.25	$(0.76)	$(5.48)	$2.76	$1.87
Diluted net income (loss) per common share	4.03	3.93	1.20	3.21	(0.76)	(5.48)	2.72	1.84
Dividends declared per common share	0.40	0.40	0.40	0.40	0.38	0.38	0.38	0.38

Common share price range:
High	$71.64	$68.02	$64.71	$67.80	$70.50	$66.28	$66.62	$65.63
Low	66.42	61.49	59.30	60.20	59.81	58.73	57.37	60.17

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

21. Summarized Financial Information of Channel Re Holdings

The following tables provide summarized financial information for Channel Re Holdings, which is accounted for using the equity method, for 2006, 2005 and 2004. As the Company calculates its share of Channel Re Holdings’ results on a one-quarter lag, 2006 and 2005 include summarized financial information for the period from October 1, 2005 to September 30, 2006, and the period from October 1, 2004 to September 30, 2005 respectively. The 2004 period includes summarized financial information for the period from February 12, 2004 (date of Channel Re Holdings’ incorporation) to September 30, 2004. As Channel Re Holdings has a financial year-end of December 31, this information is not presented in the annual financial statements of Channel Re Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	September 30, 2006	September 30, 2005
Total investments available for sale	$624	$579
Cash and cash equivalents	10	5
Deferred acquisition costs	43	48
Other assets	9	9

Total assets	$686	$641
Deferred premium revenue	$167	$187
Loss and loss adjustment expense reserves	19	14
Other liabilities	8	5

Total liabilities	194	206
Minority interest	137	121
Shareholders’ equity	355	314

Total liabilities, minority interest and shareholders’ equity	$686	$641

Income Statement Data (in millions of U.S. dollars):

	For the period from October 1, 2005 to September 30, 2006	For the period from October 1, 2004 to September 30, 2005	For the period from February 12, 2004 (date of incorporation) to September 30, 2004
Premiums earned	$68	$64	$41
Net investment income	24	18	9
Net realized investment losses	(1)	—	—

Total revenues	91	82	50
Losses incurred	7	10	4
Amortization of deferred acquisition costs	18	16	11
Other expenses	8	9	5

Total expenses	33	35	20
Minority interest	(16)	(13)	(8)

Net income	$42	$34	$22

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

There is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies for loss reserves. Current accounting literature does not specifically address the unique characteristics of financial guaranty insurance contracts. The FASB indicated, in the fourth quarter of 2006, that a proposed interpretation is expected to be issued in the first quarter of 2007. The FASB interpretation may require Channel Re Holdings and its financial guaranty peers to change some aspects of their respective loss reserving policies, timing of premium recognition and the related amortization of deferred acquisition costs. The Company cannot currently assess how the FASB interpretation will impact Channel Re Holdings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda

March 1, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. That report appears on page 155.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PartnerRe Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

March 1, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers of the Company is contained under the captions Our Directors, Our Executive Officers, Corporate Governance and Election of Directors in the Proxy Statement and is incorporated herein by reference in response to this item.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number

(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—as of December 31, 2006					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2006, 2005 and 2004					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2006, 2005 and 2004					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2006, 2005 and 2004					X

3.	Exhibits

Included on page 167

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	March 1, 2007

/S/ ALBERT A. BENCHIMOL Albert A. Benchimol	Executive Vice President and Chief Financial Officer	March 1, 2007

/S/ LAURIE A. DESMET Laurie A. Desmet	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/S/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	March 1, 2007

/S/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	March 1, 2007

/S/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 1, 2007

/S/ JUDITH HANRATTY Judith Hanratty	Director	March 1, 2007

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	March 1, 2007

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	March 1, 2007

/S/ RÉMY SAUTTER Rémy Sautter	Director	March 1, 2007

/S/ LUCIO STANCA Lucio Stanca	Director	March 1, 2007

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	March 1, 2007

/S/ JURGEN ZECH Jurgen Zech	Director	March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 1, 2007; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda

March 1, 2007

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2006

(Expressed in thousands of U.S. dollars)

Type of investment	Cost(1)	Fair Value		Amount at which shown in the balance sheet
Fixed Maturities:
Bonds:
United States government and government agencies and authorities	$2,888,090		$2,872,919	$2,872,919
States, municipalities and political subdivisions	1,334		1,289	1,289
Foreign governments	1,553,830		1,556,507	1,556,507
Convertibles and bonds with warrants attached	90,115		94,871	94,871
All other corporate bonds	3,409,543		3,404,965	3,404,965
Redeemable preferred stock	3,892		4,119	4,119

Total fixed maturities	7,946,804		7,934,670	7,934,670

Equity Securities:
Common stocks:
Banks, trust and insurance companies	842,201		898,580	898,580
Industrial, miscellaneous and all other	563,151		617,546	617,546

Total equity securities	1,405,352		1,516,126	1,516,126

Other long-term investments	96,381		xxxxxxxx	105,390
Short-term investments	133,872		133,751	133,751

Total investments	$9,582,409	$	xxxxxxxx	$9,689,937

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts, net of other-than-temporary impairment. Original cost of equity securities net of other-than-temporary impairment.

The above table includes the Company’s trading securities as well as Channel Re Holdings Ltd and other long-term investments and excludes its cash holdings.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars except parenthetical share and per share data)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$404,179	$2,848
Investments in subsidiaries	3,954,429	3,003,229
Intercompany loans and balances receivable	486,062	615,978
Other	13,309	10,183

Total assets	$4,857,979	$3,632,238

Liabilities
Long-term debt	$400,000	$400,000
Intercompany loans and balances payable	631,133	92,376
Accounts payable, accrued expenses and other	40,999	47,075

Total liabilities	1,072,132	539,451

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2006, 57,076,312; 2005, 56,730,195)	57,076	56,730
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 11,600,000; aggregate liquidation preference: 2006 and 2005, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2006 and 2005, 9,200,000; aggregate liquidation preference: 2006 and 2005, $230,000,000)	9,200	9,200
Additional paid-in capital	1,413,977	1,373,992
Deferred compensation	—	(107)
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	56,913	77,049
Currency translation adjustment	68,734	12,614
Unfunded pension obligation, net of tax	(7,277)	—
Retained earnings	2,175,624	1,551,709

Total shareholders’ equity	3,785,847	3,092,787

Total liabilities and shareholders’ equity	$4,857,979	$3,632,238

(1)	The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect wholly-owned finance subsidiary of the Company, related to the issuance of $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The Company’s obligations under this guarantee are unsecured and will rank junior in priority of payments to the Company’s current long-term debt.

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Revenues
Interest income on intercompany loans	$10,848	$25,950	$25,891
Net investment income	19,585	484	517
Realized loss on derivative	(274)	—	—

Total revenues	30,159	26,434	26,408

Expenses
Other operating expenses	60,708	49,906	46,029
Interest expense	23,836	3,381	11,220
Interest expense on intercompany loans	25,237	352	—
Net foreign exchange (gains) losses	(48,170)	65,339	(37,200)

Total expenses	61,611	118,978	20,049

(Loss) income before equity in net income of subsidiaries	(31,452)	(92,544)	6,359
Equity in net income of subsidiaries	780,784	41,480	485,994

Net income (loss)	$749,332	$(51,064)	$492,353

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Cash flows from operating activities
Net income (loss)	$749,332	$(51,064)	$492,353
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income of subsidiaries	(780,784)	(41,480)	(485,994)
Other changes in assets and liabilities	64,436	2,667	(12,798)
Other, net	(48,486)	65,339	(37,200)

Net cash used in operating activities	(15,502)	(24,538)	(43,639)

Cash flows from investing activities
Advances to/from subsidiaries, net	145,626	186,920	149,587
Net issue of intercompany loan payable	390,798	—	—
Investment in subsidiaries	—	(618,010)	—
Other, net	(108)	(7,725)	(187)

Net cash provided by (used in) investing activities	536,316	(438,815)	149,400

Cash flows from financing activities
Cash dividends paid to shareholders	(125,417)	(118,924)	(92,270)
Net issue (repurchase) of common shares	17,225	102,440	(152,514)
Contract fees on forward sale agreement	(9,594)	—	—
Expenses incurred related to CENts	(2,943)	—	—
Issue of long-term debt	—	400,000	—
Issue of preferred shares	—	—	222,281
Adjustment on purchase contract for common shares	—	—	(4,780)

Net cash (used in) provided by financing activities	(120,729)	383,516	(27,283)

Effect of foreign exchange rate changes on cash	1,246	(71)	2
Increase (decrease) in cash and cash equivalents	401,331	(79,908)	78,480
Cash and cash equivalents—beginning of year	2,848	82,756	4,276

Cash and cash equivalents—end of year	$404,179	$2,848	$82,756

Supplemental cash flow information:
Interest paid	$44,413	$—	$11,220

(1)	The Company received non-cash dividends from its subsidiaries of $nil, $175.0 million and $150.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(2)	In 2005, the Company entered into a loan agreement with a subsidiary for $92.0 million in consideration of capital advances and forgiveness of advances to subsidiaries.
(3)	In 2004, the Company issued 3.5 million of its common shares following the settlement of the purchase contract associated with the Premium Equity Participating Security Units (PEPS Units). The Company participated in the remarketing of the Series B preferred shares and as a result purchased 100% of the outstanding Series B preferred shares. There was no net cash flows to the Company as the cash received from the sale of the common shares was equal to the cash required to acquire the Series B preferred shares in the remarketing process.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2006, 2005 and 2004

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income (1)	Losses Incurred	Amortization of DAC	Other Operating Expenses (2)	Premiums Written
2006
Non-life	$296,135	$6,864,187	$1,193,530	—	$3,149,464	N/A	$1,735,205	$729,176	$200,446	$3,167,310
ART	388	6,598	6,809	—	30,835	N/A	12,777	3,568	17,461	35,292
Life	246,175	—	15,285	$1,430,691	486,969	$51,547	363,355	116,497	29,462	N/A
Corporate	—	—	—	—	—	397,854	—	—	62,175	—

Total	$542,698	$6,870,785	$1,215,624	$1,430,691	$3,667,268	$449,401	$2,111,337	$849,241	$309,544	$3,202,602

2005
Non-life	$281,844	$6,710,052	$1,122,251	—	$3,144,505	N/A	$2,734,832	$725,594	$184,891	$3,155,267
ART	75	27,609	2,149	—	24,789	N/A	31,929	3,075	12,573	26,728
Life	155,822	—	11,833	$1,223,871	429,895	$47,930	319,969	120,045	23,086	N/A
Corporate	—	—	—	—	—	316,578	—	—	50,954	—

Total	$437,741	$6,737,661	$1,136,233	$1,223,871	$3,599,189	$364,508	$3,086,730	$848,714	$271,504	$3,181,995

2004
Non-life	$301,622	$5,765,790	$1,184,605	—	$3,321,944	N/A	$2,172,777	$765,044	$193,802	$3,444,076
ART	40	839	209	—	5,631	N/A	6,903	693	12,805	4,592
Life	107,670	—	9,964	$1,277,101	406,165	$44,417	296,063	135,817	22,736	N/A
Corporate	—	—	—	—	—	253,580	—	—	41,988	—

Total	$409,332	$5,766,629	$1,194,778	$1,277,101	$3,733,740	$297,997	$2,475,743	$901,554	$271,331	$3,448,668

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life and ART products, net investment income is considered in Management’s assessment of the profitability of the Life and ART segments.
(2)	Underwriting result is a key measurement that the Company uses to manage and evaluate its segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. Other operating expenses are a component of underwriting result for each segment.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2006, 2005 and 2004

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2006
Life reinsurance in force	—	$6,527,942	$111,583,591	$105,055,649	106%
Premiums earned
Life	—	$18,735	$496,160	$477,425	104%
Accident and health	—	—	9,544	9,544	100%
Property and casualty	$3,534	24,526	3,201,291	3,180,299	101%

Total premiums	$3,534	$43,261	$3,706,995	$3,667,268	101%

2005
Life reinsurance in force	—	$5,170,899	$73,988,029	$68,817,130	108%
Premiums earned
Life	—	$14,800	$436,562	$421,762	104%
Accident and health	—	—	8,133	8,133	100%
Property and casualty	$566	34,976	3,203,704	3,169,294	101%

Total premiums	$566	$49,776	$3,648,399	$3,599,189	101%

2004
Life reinsurance in force	—	$1,880,430	$34,441,927	$32,561,497	106%
Premiums earned
Life	—	$12,160	$383,290	$371,130	103%
Accident and health	—	—	35,035	35,035	100%
Property and casualty	—	21,631	3,349,206	3,327,575	101%

Total premiums	—	$33,791	$3,767,531	$3,733,740	101%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2006, 2005 and 2004

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2006	$296,523	$6,870,785	$1,200,339	$3,180,299	$1,747,982	$732,744	$1,860,555	$3,202,602
2005	281,919	6,737,661	1,124,400	3,169,294	2,766,761	728,669	1,484,565	3,181,995
2004	301,662	5,766,629	1,184,814	3,327,575	2,179,680	765,737	1,378,706	3,448,668

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.1	October 28, 1998	001-14536

2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.2	October 28, 1998	001-14536

2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.	8-K	2.3	October 28, 1998	001-14536

2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S.	10-Q	2.0	May 15, 2000	001-14536

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws.	10-Q	3.2	August 6, 2004	001-14536

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536

4.9	Junior Subordinated Indenture and First Supplemental Junior Subordinated Indenture	8-K	4.1 4.2	November 7, 2006	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
4.10	Junior Subordinated Debt Securities Guarantee Agreement and First Supplemental Junior Subordinated Debt Securities Guarantee Agreement	8-K	4.3 4.4	November 7, 2006	001-14536

10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August 23, 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August 23, 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536

10.4	Credit Agreement, dated June 17, 2004, among PartnerRe Ltd., various designated subsidiary borrowers various lending institutions and JP Morgan Chase Bank, as Administrative Agent.	10-Q	10.1	August 6, 2004	001-14536

10.4.1	First Amendment to the Credit Agreement dated as of January 26, 2005, among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions and JP Morgan Chase Bank.	10-K	10.4.1	March 10, 2005	001-14536

10.4.2	Amended Credit Agreement dated as of September 30, 2005, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	October 6, 2005	001-14536

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536

10.6	Loan Agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998.	10-K	10.19	March 30, 1999	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.6.1	Loan Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.1	October 31, 2005	001-14536

10.6.2	Forward Sale Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.2	October 31, 2005	001-14536

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.9.1	2005 Employee Equity Plan, dated as of May 10, 2005.	8-K	10.1	May 16, 2005	001-14536

10.10	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.	10-Q	10.5	August 14, 2000	001-14536

10.10.1	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536

10.11	Swiss Share Purchase Plan effective June 3, 2002.	10-K	10.31	March 28, 2003	001-14536

10.12	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.	10-K	10.26	March 15, 2004	001-14536

10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.1	September 20, 2004	001-14536

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536

10.16.1	Form of Executive Restricted Shares Unit Award Agreement.	8-K	10.2	May 16, 2005	001-14536

10.16.2	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536

10.16.3	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.16.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536

10.17	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536

10.17.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536

10.17.2	Board of Directors Compensation Program.	8-K	10.6	May 16, 2005	001-14536

10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536

10.22.2	Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.2	March 10, 2005	001-14536

10.22.3	Restricted Stock Unit Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.3	March 10, 2005	001-14536

11.1	Statement Regarding Computation of Net (Loss) Income Per Common and Common Share Equivalents.					X

14.1	Code of Business Conduct and Ethics	8-K	99.2	January 3, 2003	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

99.1	Unaudited Consolidated Financial Statements of Channel Re Holdings Ltd. at December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99	June 30, 2006	001-14536

99.2	Unaudited Consolidated Financial Statements of Channel Re Holdings Ltd. at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.					*

*	—to be filed before June 30, 2007.