Form 10-Q
period 2007-03-31
PARTNERRE LTD
filed 2007-05-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of May 1, 2007 was 56,809,447.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche

Deloitte & Touche

Hamilton, Bermuda

May 9, 2007

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data and per share data)

	March 31, 2007	December 31, 2006
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2007, $8,126,763; 2006, $7,852,798)	$8,117,001	$7,835,680
Short-term investments, available for sale, at fair value (amortized cost: 2007, $81,548; 2006, $133,872)	81,469	133,751
Equities, available for sale, at fair value (cost: 2007, $1,245,556; 2006, $920,913)	1,340,205	1,015,144
Trading securities, at fair value (cost: 2007, $190,145; 2006, $578,445)	196,564	599,972
Other invested assets	125,162	105,390

Total investments	9,860,401	9,689,937
Cash and cash equivalents, at fair value, which approximates amortized cost	1,099,323	988,788
Accrued investment income	169,387	157,923
Reinsurance balances receivable	1,995,587	1,573,566
Reinsurance recoverable on paid and unpaid losses	175,999	168,840
Funds held by reinsured companies	981,927	1,002,402
Deferred acquisition costs	617,710	542,698
Deposit assets	337,986	306,212
Net tax assets	8,419	17,826
Goodwill	429,519	429,519
Other assets	69,286	70,514

Total assets	$15,745,544	$14,948,225

Liabilities
Unpaid losses and loss expenses	$6,926,221	$6,870,785
Policy benefits for life and annuity contracts	1,500,249	1,430,691
Unearned premiums	1,675,348	1,215,624
Reinsurance balances payable	122,808	115,897
Ceded premiums payable	23,309	17,213
Funds held under reinsurance treaties	21,427	21,257
Deposit liabilities	386,125	350,763
Net payable for securities purchased	126,778	90,331
Accounts payable, accrued expenses and other	178,730	172,212
Long-term debt	620,000	620,000
Debt related to capital efficient notes	257,605	257,605

Total liabilities	11,838,600	11,162,378

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2007, 56,704,414; 2006, 57,076,312)	56,704	57,076
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 11,600,000; aggregate liquidation preference: 2007 and 2006, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 9,200,000; aggregate liquidation preference: 2007 and 2006, $230,000,000)	9,200	9,200
Additional paid-in capital	1,392,449	1,413,977
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2007, $16,581; 2006, $15,429)	63,674	56,913
Currency translation adjustment	77,636	68,734
Unfunded pension obligation (net of tax of: 2007, $2,128; 2006, $2,122)	(7,296)	(7,277)
Retained earnings	2,302,977	2,175,624

Total shareholders’ equity	3,906,944	3,785,847

Total liabilities and shareholders’ equity	$15,745,544	$14,948,225

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Revenues
Gross premiums written	$1,301,763	$1,372,846
Net premiums written	$1,270,573	$1,344,604
Increase in unearned premiums	(428,531)	(511,783)

Net premiums earned	842,042	832,821
Net investment income	119,017	99,952
Net realized investment gains	768	55,098
Other income	517	7,756

Total revenues	962,344	995,627
Expenses
Losses and loss expenses and life policy benefits	478,734	498,817
Acquisition costs	200,724	199,257
Other operating expenses	78,985	74,430
Interest expense	13,510	12,721
Net foreign exchange losses	4,246	3,348

Total expenses	776,199	788,573
Income before taxes and interest in earnings of equity investments	186,145	207,054
Income tax expense	19,904	16,130
Interest in earnings of equity investments	3,025	2,319

Net income	$169,266	$193,243
Preferred dividends	8,631	8,631

Net income available to common shareholders	$160,635	$184,612

Comprehensive income, net of tax
Net income	$169,266	$193,243
Change in net unrealized gains or losses on investments	6,761	(92,050)
Change in currency translation adjustment	8,902	9,725
Change in unfunded pension obligation, net of tax	(19)	—

Comprehensive income	$184,910	$110,918

Per share data
Net income per common share:
Basic net income	$2.82	$3.25
Diluted net income	$2.76	$3.21
Weighted average number of common shares outstanding	56,960,339	56,733,528
Weighted average number of common and common share equivalents outstanding	58,200,209	57,600,987
Dividends declared per common share	$0.43	$0.40

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Net unrealized gains on investments, net of tax	Currency translation adjustment	Unfunded pension obligation, net of tax	Retained earnings	Total shareholders’ equity
Balance at December 31, 2006	$57,076	$20,800	$1,413,977	$56,913	$68,734	$(7,277)	$2,175,624	$3,785,847
Issue of common shares	115	—	11,769	—	—	—	—	11,884
Repurchase of common shares	(487)	—	(33,297)	—	—	—	—	(33,784)
Impact of adopting FIN 48	—	—	—	—	—	—	(8,721)	(8,721)
Net unrealized gains on investments, net of tax	—	—	—	6,761	—	—	—	6,761
Currency translation adjustment	—	—	—	—	8,902	—	—	8,902
Unfunded pension obligation, net of tax	—	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	—	169,266	169,266
Dividends on common shares	—	—	—	—	—	—	(24,561)	(24,561)
Dividends on preferred shares	—	—	—	—	—	—	(8,631)	(8,631)

Balance at March 31, 2007	$56,704	$20,800	$1,392,449	$63,674	$77,636	$(7,296)	$2,302,977	$3,906,944

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Common shares	Preferred shares	Additional paid-in capital	Deferred compensation	Net unrealized gains (losses) on investments, net of tax	Currency translation adjustment	Retained earnings	Total shareholders’ equity
Balance at December 31, 2005	$56,730	$20,800	$1,373,992	$(107)	$77,049	$12,614	$1,551,709	$3,092,787
Issue of common shares	13	—	6,303	—	—	—	—	6,316
Impact of adopting SFAS 123R	—	—	—	107	—	—	—	107
Net unrealized losses on investments, net of tax	—	—	—	—	(92,050)	—	—	(92,050)
Currency translation adjustment	—	—	—	—	—	9,725	—	9,725
Net income	—	—	—	—	—	—	193,243	193,243
Dividends on common shares	—	—	—	—	—	—	(22,662)	(22,662)
Dividends on preferred shares	—	—	—	—	—	—	(8,631)	(8,631)

Balance at March 31, 2006	$56,743	$20,800	$1,380,295	$—	$(15,001)	$22,339	$1,713,659	$3,178,835

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Cash Flows from Operating Activities
Net income	$169,266	$193,243
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	1,566	7,918
Net realized investment gains	(768)	(55,098)
Changes in:
Net unearned premiums	428,531	511,783
Net reinsurance balances	(402,977)	(448,371)
Unpaid losses and loss expenses including life policy benefits	81,527	17,475
Net tax assets	(641)	14,085
Other changes in operating assets and liabilities	(11,481)	(24,666)
Net sales of trading securities	415,308	13,755
Other, net	4,246	3,346

Net cash provided by operating activities	684,577	233,470
Cash Flows from Investing Activities
Sales of fixed maturities	1,178,694	676,298
Redemptions of fixed maturities	230,279	190,268
Purchases of fixed maturities	(1,640,076)	(968,467)
Sales of short-term investments	2,397	11,227
Redemptions of short-term investments	82,751	58,587
Purchases of short-term investments	(32,420)	(124,128)
Sales of equities	267,450	4,583,276
Purchases of equities	(587,505)	(4,577,324)
Other, net	(11,214)	(885)

Net cash used in investing activities	(509,644)	(151,148)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(33,192)	(31,293)
Net (repurchase) issue of common shares	(28,762)	625
Contract fees on forward sale agreement	(2,435)	—

Net cash used in financing activities	(64,389)	(30,668)
Effect of foreign exchange rate changes on cash	(9)	1,212
Increase in cash and cash equivalents	110,535	52,866
Cash and cash equivalents—beginning of period	988,788	1,001,378

Cash and cash equivalents—end of period	$1,099,323	$1,054,244

Supplemental cash flow information:
Taxes paid	$(20,522)	$(2,712)
Interest paid	$(6,171)	$(9,197)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Organization

PartnerRe Ltd. (the Company or PartnerRe) provides reinsurance on a worldwide basis through its principal wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, other lines, life/annuity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

2.    Significant Accounting Policies

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (VIEs). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46R). Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method. Intercompany accounts and transactions have been eliminated.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.    New Accounting Pronouncements

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended on January 1, 2001 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement resolves issues addressed in SFAS 133 DIG Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. It permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

The Company adopted SFAS 155 as of January 1, 2007 and applied Issue B40 for all securitized interests in prepayable financial assets acquired by the Company after the adoption of SFAS 155. The adoption of SFAS 155 and Issue B40 did not have a significant impact on the consolidated shareholders’ equity or net income of the Company.

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

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated shareholders’ equity or net income.

4.    Taxation

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. A liability must be recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed under the Interpretation.

The effect of the adoption of FIN 48 on the Company’s Condensed Consolidated Statement of Shareholders’ Equity was a reduction in opening retained earnings of $8.7 million, with no impact on the Company’s net income.

The total amount of unrecognized tax benefits at January 1, 2007 (date of adoption) and March 31, 2007, is as follows (in thousands of U.S. dollars):

	January 1, 2007 (date of adoption)	March 31, 2007
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$28,915	$29,054
Interest and penalties recognized on the above	387	696

Total	$29,302	$29,750

Unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Condensed Consolidated Balance Sheet and its tax basis	$2,221	$2,146
Interest and penalties recognized on the above	—	—

Total	$2,221	$2,146

Total unrecognized tax benefits, including interest and penalties	$31,523	$31,896

The Company recognizes interest and penalties as income tax expense in its Condensed Consolidated Statements of Operations.

Management does not expect that the total amount of unrecognized tax benefits will change significantly in 2007. Income tax returns are open for examination for the tax years 2003-2006 in France, Switzerland and the United States.

5.    Computation of Net Income per Common and Common Share Equivalents

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Basic net income per share:
Net income	$169,266	$193,243
Less: preferred dividends	8,631	8,631

Net income available to common shareholders	$160,635	$184,612

Weighted average number of common shares outstanding	56,960.3	56,733.5
Basic net income per share	$2.82	$3.25
Diluted net income per share:
Net income	$169,266	$193,243
Less: preferred dividends	8,631	8,631

Net income available to common shareholders	$160,635	$184,612

Weighted average number of common shares outstanding	56,960.3	56,733.5
Stock options and other	1,239.9	867.5

Weighted average number of common and common share equivalents outstanding	58,200.2	57,601.0
Diluted net income per share	$2.76	$3.21

There were 132,488 stock appreciation rights at March 31, 2007 and 143,243 options at March 31, 2006 that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

6.    Legal Proceedings

Litigation

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries might be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of the business litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

As of March 31, 2007, the Company was not a party to any material litigation or arbitration other than as part of the ordinary course of business.

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

7.    Segment Information

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (U.S. P&C), Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See Note 19 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for additional information concerning the Company’s segments and sub-segments.

The following tables provide a summary of the segment revenues and results for the three months ended March 31, 2007 and 2006 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2007

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$260	$332	$542	$1,134	$11	$157	$—	$1,302
Net premiums written	$260	$332	$520	$1,112	$11	$148	$—	$1,271
Increase in unearned premiums	(65)	(155)	(186)	(406)	(5)	(18)	—	(429)

Net premiums earned	$195	$177	$334	$706	$6	$130	$—	$842
Losses and loss expenses and life policy benefits	(131)	(118)	(135)	(384)	1	(96)	—	(479)
Acquisition costs	(51)	(46)	(72)	(169)	(1)	(31)	—	(201)

Technical result	$13	$13	$127	$153	$6	$3	$—	$162
Other income	n/a	n/a	n/a	—	1	—	—	1
Other operating expenses	n/a	n/a	n/a	(50)	(4)	(7)	(18)	(79)

Underwriting result	n/a	n/a	n/a	$103	$3	$(4)	n/a	$84
Net investment income	n/a	n/a	n/a	n/a	—	11	108	119

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$7	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	1	1
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(14)	(14)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(4)	(4)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(20)	(20)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	3	n/a	n/a	3

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$169

Loss ratio(2)	67.2%	66.8%	40.3%	54.4%
Acquisition ratio(3)	25.9	25.9	21.8	23.9

Technical ratio(4)	93.1%	92.7%	62.1%	78.3%

Other operating expense ratio(5)				7.1

Combined ratio(6)				85.4%

(A)	This segment includes the Company’s share of Channel Re Holdings’ net income in the amount of $3.0 million for the period from October 1, 2006 to December 31, 2006 as the Company reports the results of Channel Re Holdings on a one-quarter lag.
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(B)	Life Segment	Corporate	Total
Gross premiums written	$296	$365	$549	$1,210	$19	$144	$—	$1,373
Net premiums written	$296	$364	$527	$1,187	$19	$139	$—	$1,345
Increase in unearned premiums	(96)	(181)	(204)	(481)	(12)	(19)	—	(512)

Net premiums earned	$200	$183	$323	$706	$7	$120	$—	$833
Losses and loss expenses and life policy benefits	(144)	(137)	(127)	(408)	(4)	(87)	—	(499)
Acquisition costs	(51)	(50)	(63)	(164)	(1)	(34)	—	(199)

Technical result	$5	$(4)	$133	$134	$2	$(1)	$—	$135
Other income	n/a	n/a	n/a	—	8	—	—	8
Other operating expenses	n/a	n/a	n/a	(48)	(4)	(7)	(16)	(75)

Underwriting result	n/a	n/a	n/a	$86	$6	$(8)	n/a	$68
Net investment income	n/a	n/a	n/a	n/a	—	11	89	100

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	n/a	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	55	55
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(16)	(16)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	2	n/a	n/a	2

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$193

Loss ratio(2)	71.8%	75.0%	39.2%	57.7%
Acquisition ratio(3)	25.8	27.2	19.6	23.4

Technical ratio(4)	97.6%	102.2%	58.8%	81.1%
Other operating expense ratio(5)				6.7

Combined ratio(6)				87.8%

(B)	This segment includes the Company’s share of Channel Re Holdings’ net income in the amount of $2.2 million for the period from October 1, 2005 to December 31, 2005 as the Company reports the results of Channel Re Holdings on a one-quarter lag.

8.    Summarized Financial Information of Channel Re Holdings

The following tables provide summarized financial information for Channel Re Holdings, which is accounted for using the equity method. As the Company calculates its share of Channel Re Holdings’ results on a one-quarter lag, the Company’s share of net income for the three months ended March 31, 2007 and 2006 include Channel Re Holdings’ results for the period from October 1, 2006 to December 31, 2006, and the period from October 1, 2005 to December 31, 2005 respectively. As Channel Re Holdings has a financial year-end of December 31, this quarterly data is not presented in the annual financial statements of Channel Re Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	December 31, 2006	September 30, 2006
Total investments available for sale	$619	$624
Cash and cash equivalents	30	10
Deferred acquisition costs	42	43
Other assets	10	9

Total assets	$701	$686
Deferred premium revenue	$164	$167
Loss and loss adjustment expense reserves	21	19
Other liabilities	8	8

Total liabilities	193	194
Minority interest	142	137
Shareholders’ equity	366	355

Total liabilities, minority interest and shareholders’ equity	$701	$686

Income Statement Data (in millions of U.S. dollars):

	For the period from October 1, 2006 to December 31, 2006	For the period from October 1, 2005 to December 31, 2005
Premiums earned	$14	$16
Net investment income	7	5
Net realized investment gains (losses)	1	(2)

Total revenues	22	19
Losses incurred	1	2
Amortization of deferred acquisition costs	4	4
Other expenses	2	2

Total expenses	7	8
Minority interest	(4)	(3)

Net income	$11	$8

There is diversity in practice among financial guarantee insurers and reinsurers with respect to their accounting policies for loss reserves. In April 2007, the FASB issued an Exposure Draft to improve the accounting for financial guarantee insurance contracts. The Exposure Draft, “Accounting For Financial Guarantee Insurance Contracts an Interpretation of FASB Statement No. 60”, would require the recognition of premium revenue when insured contractual payments are made by the issuer of the insured financial obligation. The Exposure Draft would also require recognition of a claim liability prior to a default (insured event) under certain criteria and a more consistent claim liability measurement based on the present value of expected cash flows. The Exposure Draft would be effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company cannot currently assess how the Exposure Draft will impact the Company’s investment in Channel Re Holdings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer with a broadly diversified portfolio of risks. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength. Through its broad product and geographic diversification, its strong execution capabilities, and its local presence in most major markets, the Company is able to respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.

The Company’s philosophy is to assume its clients’ risks, thereby removing the volatility associated with these risks, and then to manage those risks and the risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed.

See the Executive Overview, Key Financial Measures and Other Key Issues of Management in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates at March 31, 2007 have not changed materially compared to December 31, 2006. See the Company’s Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and income taxes and focuses only on material changes from December 31, 2006.

Losses and Loss Expenses and Life Policy Benefits

Losses and Loss Expenses

Because a significant amount of time can lapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (loss reserves) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from cedants. The Company also estimates the future unallocated loss adjustment expenses associated with the loss reserves (ULAE) and these form part of the Company’s loss adjustment expense reserves. The Company’s Non-life loss reserves for each category and sub-segment are reported in the table included later in this section.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II in the Company’s 2006 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

The validity of all parameter assumptions used in the reserving process is reaffirmed on a quarterly basis. Reaffirmation of the parameter assumptions means that the actuaries determine that the parameter assumptions continue to form a sound basis for projection of future liabilities. Parameter assumptions used in projecting future liabilities are themselves estimates based on historical information. As new information becomes available (e.g., additional losses reported), the Company’s actuaries determine whether a revised estimate of the parameter assumptions that reflects all available information is consistent with the previous parameter assumptions employed. Even where the Company has experienced no material deviations from its original assumptions during any quarter, the Company will generally update the reserving parameter assumptions at least once a year to reflect all accumulated available information.

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

In the first three months of 2007 and 2006, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net favorable (adverse) reserve development for the Company’s Non-life segment for the three months ended March 31, 2007 and 2006 (in millions of U.S. dollars):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Prior year net favorable (adverse) loss development:
Non-life segment
U.S. P&C	$4	$(1)
Global (Non-U.S.) P&C	40	—
Worldwide Specialty	78	69

Total prior year loss development	$122	$68

The net favorable loss development on prior accident years of $122 million recorded in the first three months of 2007 resulted from a reassessment of approximately $100 million of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected, and from approximately $22 million related to change in exposure due to negative premium adjustments. For a discussion of prior year net favorable (adverse) reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded as of March 31, 2007 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Retroceded loss reserves	Total net loss reserves recorded
U.S. P&C	$615	$111	$1,523	$2,249	$(32)	$2,217
Global (Non-U.S.) P&C	1,195	11	1,141	2,347	(45)	2,302
Worldwide Specialty	1,089	171	1,065	2,325	(54)	2,271

Total Non-life	$2,899	$293	$3,729	$6,921	$(131)	$6,790

Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of March 31, 2007. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no assurance that the final settlement of the loss reserves will fall within these ranges.

The actuarial point estimates recorded by the Company and the range of estimates around these point estimates at March 31, 2007, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life segment loss reserves:
U.S. P&C	$2,217	$2,444	$1,695
Global (Non-U.S.) P&C	2,302	2,432	1,972
Worldwide Specialty	2,271	2,310	1,993

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserve for unpaid losses and loss expenses for asbestos and environmental exposures has not changed significantly since December 31, 2006. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II and Note 4 to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

Life Policy Benefits

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.0% to 4.9% at March 31, 2007. Actual experience in a particular period may vary from expected experience and, consequently, may affect the Company’s results in future periods.

The Life segment reported net favorable development on prior accident years during the three months ended March 31, 2007 of $3 million. The net favorable development was primarily related to the receipt of additional reported loss information from cedants. The Life segment reported no development on prior accident years during the first three months of 2006.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. See Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I above for a discussion on the impact of the adoption of this Interpretation.

Results of Operations—for the Three Months Ended March 31, 2007 and 2006

The following discussion on Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s 2006 Annual Report on Form 10-K for the Company’s most recently published risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(j) to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for a discussion on translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business, were as follows:

•	the U.S. dollar weakened, on average, against the euro and other currencies, except for the Canadian dollar and Japanese yen, in the first three months of 2007 compared to the same period in 2006; and

•	the U.S. dollar weakened against most currencies at March 31, 2007 compared to December 31, 2006.

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

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2007	% Change 2007 over 2006	For the three months ended March 31, 2006
Net income	$169	(12)%	$193
Less: preferred dividends	8	—	8

Net income available to common shareholders	$161	(13)	$185
Diluted net income per share	$2.76	(14)	$3.21

The decline in net income, net income available to common shareholders and diluted net income per share for the first three months of 2007 resulted primarily from lower net realized investment gains. The decline was partially offset by slightly higher Non-life underwriting result and higher net investment income. These items are discussed in the following section Review of Net Income.

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

The components of net income for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	% Change 2007 over 2006	For the three months ended March 31, 2006
Underwriting result:
Non-life	$103	19%	$86
ART	3	(37)	6
Life	(4)	(45)	(8)
Corporate expenses	(18)	13	(16)
Net investment income	119	19	100
Net realized investment gains	1	(99)	55
Interest expense	(14)	6	(13)
Net foreign exchange losses	(4)	27	(3)
Income tax expense	(20)	23	(16)
Interest in earnings of equity investments	3	30	2

Net income	$169	(12)	$193

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

The underwriting result for the Non-life segment increased by $17 million, from $86 million in the first three months of 2006 to $103 million in 2007. The increase was principally attributable to:

•

an increase of $54 million in net favorable development on prior accident years, from $68 million in the first three months of 2006 to $122 million in the first three months of 2007. The net favorable loss development of $122 million resulted from a reassessment of approximately $100 million of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected, and from approximately $22 million related to change in exposure due to negative premium adjustments. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; and

•	an increase of approximately $39 million resulting from normal fluctuations in profitability between periods; and partially offset by

•	an increase in the level of large catastrophic losses of $44 million, net of reinstatement premiums, relating to European Winterstorm Kyrill;

•	the impact on net earned premiums of downward prior period premium adjustments reported by cedants of $30 million; and

•	an increase in other operating expenses of $2 million.

Underwriting result for the ART segment declined by $3 million, from $6 million in the first three months of 2006 to $3 million in the first three months of 2007. The weather line suffered a net underwriting loss of $7 million in the first three months of 2007 due to warmer than expected weather conditions in Japan compared to net underwriting income of $4 million in the same period of 2006. The decline from the weather line was partially offset by the structured risk transfer line, which had net underwriting income of $7 million in the first three months of 2007 compared to net underwriting income of $1 million in the first three months of 2006 due to a lower level of losses in 2007.

Underwriting result for the Life segment improved from a loss of $8 million in the first three months of 2006 to a loss of $4 million in the first three months of 2007 due to net favorable prior year development of $3 million recorded in the first three months of 2007 and an increase in profitability for the mortality line.

Corporate expenses increased by $2 million, from $16 million during the first three months of 2006 to $18 million in the first three months of 2007. The increase was primarily due to higher personnel costs and consulting and professional fees.

The Company reported net investment income of $119 million in the first three months of 2007 compared to $100 million in the first three months of 2006. The 19% increase in net investment income is primarily attributable to the increase in asset base resulting from the investment of the Company’s significant cash flows from operations, which totaled $932 million after the net sale of $11 million of trading securities since March 31, 2006. The higher interest rates prevailing during the first three months of 2007 compared to the first three months of 2006 also contributed to the increase in net investment income.

Net realized investment gains decreased by $54 million, from $55 million in the first three months of 2006 to $1 million for the same period in 2007. Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. Although the sale of available for sale securities generated net realized investment gains in the first three months of 2007, net realized investment gains on the sale of equity securities were $41 million lower than in the first three months of 2006 and the charges for other-than-temporary impairments were $9 million higher than 2006.

Interest expense increased by $1 million in the first three months of 2007 compared to the same period in 2006 due to the interest rate of 6.44% incurred on the Company’s $257.6 million debt related to capital efficient notes in 2007 compared to the interest rate of 7.90% on the Company’s $206.2 million debt related to the trust preferred securities in 2006.

The foreign exchange loss increased by $1 million, from a loss of $3 million in the first three months of 2006 to a loss of $4 million in the first three months of 2007. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The increase in the foreign exchange loss during the first three months of 2007 compared to the same period in 2006 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which increased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement.

The total tax expense was $20 million in the first three months of 2007 compared to $16 million in the prior year period. The increase in income tax expense is primarily a result of the geography (or tax jurisdiction) distribution of pre-tax income. The Company’s taxable entities generated a higher pre-tax income and tax expense in the first three months of 2007 compared to the same period in 2006.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. P&C, Global (Non-U.S.) P&C and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments and the discussion of how the Company measures its segment results in Note 7 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part I above) and in Note 19 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the first three months of 2007 compared to the same period in 2006 and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. casualty line, which represented approximately 65% of net premiums written in this sub-segment in the first three months of 2007 and 2006. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	% Change 2007 over 2006	For the three months ended March 31, 2006
Gross premiums written	$260	(12)%	$296
Net premiums written	260	(12)	296
Net premiums earned	$195	(2)	$200
Losses and loss expenses	(131)	(9)	(144)
Acquisition costs	(51)	(2)	(51)

Technical result(1)	$13	183	$5
Loss ratio(2)	67.2%		71.8%
Acquisition ratio(3)	25.9		25.8

Technical ratio(4)	93.1%		97.6%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 20% and 22% of total net premiums written in the first three months of 2007 and 2006, respectively. The decline in gross and net premiums written and net premiums earned in the first three months of 2007 resulted principally from timing differences in the recognition of premiums due to a modest shift from non-proportional to proportional business, and greater downward premium adjustments reported by cedants in the first three months of 2007 than in the same period in 2006. Minimum and deposit premiums are recognized at the inception of the treaty while premiums under proportional treaties are recognized over the risk period of the reinsurance contract. The majority of the decline in premiums resulted from a decrease of $34 million of minimum and deposit premiums written by the Company in the first three months of 2007 compared to the same period of 2006. In addition, cedants reported greater downward premiums adjustments of $8 million in the first three months of 2007 compared to the same period of 2006. Without the impact of the timing differences in the recognition of premiums and reduced premium estimates by cedants, premium volume would have been relatively flat. The Company continued to observe diverse market conditions. Pricing improved for catastrophe-exposed business compared to 2006, while terms and conditions weakened and pricing declined for all other lines as a result of the competitive market conditions and increased risk retention by cedants. Despite the sustained competition prevailing in this sub-segment and the higher risk retention by cedants, the Company was able to pursue business that met its profitability objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first three months of 2007 and 2006 reflected no significant catastrophic or individually significant loss for either period. The 2007 losses and loss expenses and loss ratio reflect a) a net favorable loss development on prior accident years in the amount of $4 million, or 2.2 points on the loss ratio of this sub-segment; and b) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net favorable loss development of $4 million included net favorable loss development for prior accident years in the casualty and motor lines of $7 million, partially offset by net adverse loss development in the property line of $3 million. Loss information provided by cedants in the first three months of 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the casualty and motor lines (increased for the property line), which had the net effect of decreasing (increasing for the property line) prior year loss estimates.

The 2006 losses and loss expenses and loss ratio reflect a) net adverse loss development on prior accident years in the amount of $1 million, or less than 1 point on the loss ratio; and b) a decrease due to volume of approximately $15 million. The net adverse loss development of $1 million included net adverse loss development for prior accident years in the motor and property lines of $3 million, partially offset by net favorable loss development in the casualty line of $2 million.

The decrease of $13 million in losses and loss expenses from the first three months of 2006 to 2007 included:

•	an improvement of $5 million in net prior year development; and

•

a decrease in losses and loss expenses of approximately $8 million resulting from a combination of the decrease in the book of business and exposure, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

While the Company’s book of business and exposure declined in the first three months of 2007 compared to 2006, the acquisition costs and acquisition ratio did not change significantly as a result of a modest shift from non-proportional to proportional business, which generally carries higher acquisition costs and acquisition ratio.

Technical result and technical ratio

The increase of $8 million in the technical result and corresponding decrease in the technical ratio in the first three months of 2007 compared to the first three months of 2006 was primarily attributable to an improvement in net prior year development of $5 million and an increase of $3 million resulting from normal fluctuations in profitability between periods, after considering timing differences in the recognition of premiums and premium adjustments.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented 72% and 69% of net premiums written for this sub-segment in the first three months of 2007 and 2006, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	% Change 2007 over 2006	For the three months ended March 31, 2006
Gross premiums written	$332	(9)%	$365
Net premiums written	332	(9)	364
Net premiums earned	$177	(4)	$183
Losses and loss expenses	(118)	(14)	(137)
Acquisition costs	(46)	(9)	(50)

Technical result	$13	NM	$(4)
Loss ratio	66.8%		75.0%
Acquisition ratio	25.9		27.2

Technical ratio	92.7%		102.2%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 26% and 27% of total net premiums written for the first three months of 2007 and 2006, respectively. The decline in gross and net premiums written in the first three months of 2007 resulted from all lines in this sub-segment, with the largest decrease coming from the motor line. The decline in net premiums earned occurred in the property and motor lines. Greater downward premium adjustments reported by cedants in the first three months of 2007 than in the same period in 2006, increased competition and increased risk retention by cedants are the principal reasons for the decrease in premium volume and exposure in this sub-segment. Net premiums written in the first three months of 2007 were impacted by $16 million of negative premium adjustments received from cedants. In addition, the reduction in the motor line resulted from the Company’s decision not to renew treaties that did not meet the Company’s profitability objectives. The Company has remained selective in an increasingly competitive environment and has chosen to retain business that met its profitability objectives instead of focusing on premium volume. The weakening of the U.S. dollar, on average, during the first three months of 2007 compared to the same period in 2006 partially offset the decrease in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 16% and net premiums earned would have declined by 10%.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first three months of 2007 reflected a) losses related to European Winterstorm Kyrill of $13 million, or 7.1 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $40 million, or 22.6 points on the loss ratio; and c) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $40 million included net favorable development in all lines of business and resulted from a reassessment of the loss development assumptions used by the

Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business, as losses reported by cedants during the first three months of 2007 for prior accident years, and for treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants in the first three months of 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the first three months of 2006 reflected a) no large catastrophic losses; b) less than $1 million of net loss development on prior accident years; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned, as well as a decrease in profitability on the business written in 2006 and 2005 that was earned during the first three months of 2006.

The decrease of $19 million in losses and loss expenses from the first three months of 2006 to 2007 included:

•	an increase of $40 million in net favorable prior year development; and was partially offset by

•	an increase in large catastrophic losses of $13 million; and

•

an increase in losses and loss expenses of approximately $8 million resulting from a combination of modestly lower profitability on the business written in the 2006 and 2007 that was earned during the first three months of 2007, normal fluctuations in profitability between periods, partially offset by the decrease in the book of business and exposure.

Acquisition costs and acquisition ratio

The decrease in acquisition costs in the first three months of 2007 compared to the same period in 2006 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the 4% decrease in net premiums earned, the shift in the mix of business between certain lines and higher acquisition costs in the first three months of 2006 from sliding scale and profit commission experience adjustments.

Technical result and technical ratio

The increase of $17 million in technical result and corresponding decrease in technical ratio from the first three months of 2006 to 2007 was primarily explained by the increase of $40 million in net favorable prior year development, partially offset by higher catastrophic losses of $13 million and a decrease of approximately $10 million resulting from normal fluctuations in profitability between periods, including premium adjustments.

Worldwide Specialty

The Worldwide Specialty sub-segment is usually the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to volatility resulting from significant catastrophe and other large losses, and thus, profitability in any one period is not necessarily predictive of future profitability.

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	% Change 2007 over 2006		For the three months ended March 31, 2006
Gross premiums written	$542	(1	) %	$549
Net premiums written	520	(1)		527
Net premiums earned	$334	3		$323
Losses and loss expenses	(135)	6		(127)
Acquisition costs	(72)	15		(63)

Technical result	$127	(5)		$133
Loss ratio	40.3%			39.2%
Acquisition ratio	21.8			19.6

Technical ratio	62.1%			58.8%

Premiums

The Worldwide Specialty sub-segment represented 41% and 40% of total net premiums written in the first three months of 2007 and 2006, respectively. Gross and net premiums written declined by 1% in the first three months of 2007 compared to the same period in 2006. Increased competition, increased risk retention by cedants and downward premium adjustments reported by cedants in the first three months of 2007 are the principal reasons for the decrease in premium volume in this sub-segment. Net premiums written in the first three months of 2007 were impacted by $4 million of negative premium adjustments received from cedants. As a result, all lines of business with the exception of marine, credit/surety, specialty property and specialty casualty declined in the first three months of 2007 compared to the same period in 2006. In response to increased competition prevailing in certain lines and markets of this sub-segment, the Company has remained selective in pursuing business that met its profitability objectives and has declined treaties where terms and conditions did not meet the Company’s standards. The weakening of the U.S. dollar, on average, in the first three months of 2007 compared to the same period in 2006 partially offset the decrease in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 5% and 6%, respectively, and net premiums earned would have been flat.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first three months of 2007 for this sub-segment reflected a) losses related to European Winterstorm Kyrill of $33 million, or 10.1 points on the loss ratio of this sub-segment; and b) net favorable loss development on prior accident years in the amount of $78 million, or 23.4 points on the loss ratio. The net favorable loss development of $78 million reported in the first three months of 2007 included net favorable loss development for prior accident years in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years, including treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants for prior accident years for all lines in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions for both years. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the first three months of 2006 for this sub-segment reflected a) no catastrophic losses; and b) net favorable loss development on prior accident years in the amount of $69 million, or 21.5 points on the loss ratio. The net favorable loss development of $69 million reported in the first three months of 2006 included net favorable loss development for prior accident years in all lines of business.

The increase of $8 million in losses and loss expenses from the first three months of 2006 to 2007 included:

•	an increase in large catastrophic losses of $33 million; and was partially offset by

•	an increase of $9 million in net favorable prior year development; and

•

a decrease in losses and loss expenses of approximately $16 million resulting from a combination of the effect of the decrease in the book of business and exposure, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

The increase in acquisition costs and acquisition ratio in the first three months of 2007 compared to 2006 is primarily due to a modest shift from non-proportional to proportional business, which generally carries higher acquisition costs, and the effect of increased competition in this sub-segment.

Technical result and technical ratio

The decrease of $6 million in the technical result and corresponding increase in the technical ratio from the first three months of 2006 to 2007 was explained by the increase of $31 million (net of $2 million in reinstatement premiums) in the level of large catastrophic losses, partially offset by an increase of $9 million in net favorable prior year development and an increase of approximately $16 million resulting from normal fluctuations in profitability between periods, after considering premium adjustments.

ART Segment

The ART segment is comprised of structured risk transfer reinsurance, principal finance, weather-related products and strategic investments, including the interest in earnings of the Company’s equity investment in Channel Re Holdings.

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

The Company’s share of the results of Channel Re Holdings amounted to $3 million and $2 million for the first three months of 2007 and 2006, respectively. The Company records income on its investment in Channel Re Holdings on a one-quarter lag.

The components of the underwriting result and the interest in earnings of equity investments for this segment for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Gross premiums written	$11	$19
Net premiums written	11	19
Net premiums earned	$6	$7
Losses and loss expenses	1	(4)
Acquisition costs	(1)	(1)

Technical result	$6	$2
Other income	1	8
Other operating expenses	(4)	(4)

Underwriting result	$3	$6
Interest in earnings of equity investments	$3	$2

Underwriting result for the ART segment declined from $6 million in the first three months of 2006 to $3 million in the first three months of 2007. The weather line suffered a net underwriting loss of $7 million in the first three months of 2007 compared to net underwriting income of $4 million in the same period of 2006 due to warmer than expected weather conditions in Japan in the first three months of 2007. The decline from the weather line was partially offset by the structured risk transfer line, which had net underwriting income of $7 million in the first three months of 2007 compared to net underwriting income of $1 million in the same period in 2006 due to lower level of losses in the first three months of 2007.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months ended March 31, 2007 and 2006 (in millions of U.S. dollars):

	For the three months ended March 31, 2007	% Change 2007 over 2006	For the three months ended March 31, 2006
Gross premiums written	$157	9%	$144
Net premiums written	148	6	139
Net premiums earned	$130	8	$120
Life policy benefits	(96)	10	(87)
Acquisition costs	(31)	(7)	(34)

Technical result	$3	NM	$(1)
Other operating expenses	(7)	5	(7)
Net investment income	11	6	11

Allocated underwriting result(1)	$7	143	$3

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 12% and 10% of total net premiums written in the first three months of 2007 and 2006, respectively. The increases in gross and net premiums written and net premiums earned during 2007 compared to the same period in 2006 resulted from an increase in the mortality and health lines, partially offset by a decrease in the longevity line. The premiums comparison was also affected by a negative premium adjustment of $8 million reported by a cedant for a longevity treaty in the first three months of 2007. In addition, the U.S. dollar weakened, on average, in the first three months of 2007 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross premiums written would have been flat, and net premiums written and net premiums earned would have declined by 3% and 1% respectively.

Life policy benefits

Life policy benefits increased by $9 million, or 10%, in the first three months of 2007 compared to the same period in 2006. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 8% increase in net premiums earned for this segment. Life policy benefits in the first three months of 2007 included net favorable prior year reserve development of $3 million in the mortality line compared to no prior year development in the first three months of 2006. The favorable development was due to the receipt of additional reported loss information from cedants. The comparison was also affected by a reduction of life policy benefits of $15 million reported by a cedant for a longevity treaty in the first three months of 2007.

Acquisition costs

The decrease in acquisition costs in the first three months of 2007 compared to the same period in 2006 was primarily attributable to an increase of $5 million to acquisition costs reported by a cedant for a longevity treaty in the first three months of 2007 and to a modest shift in the mix of business.

Net investment income

Net investment income for this segment for the first three months of 2007 did not change significantly compared to the same period in 2006 as a result of a negative adjustment of $3 million to the net investment income reported by a cedant for a longevity treaty in the first three months of 2007, offset by higher investment income from the growth in the book of business.

Allocated underwriting result

The increase of $4 million in allocated underwriting result in the first three months of 2007 compared to the same period in 2006 is primarily attributable to the $3 million of net favorable prior year development recorded in the first three months of 2007 and an increase in profitability for the mortality line, partially offset by the impact of negative adjustments reported by a cedant for a longevity treaty in the first three months of 2007.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2007 and 2006 was as follows:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Non-life
Property and Casualty
Property	22%	22%
Casualty	17	19
Motor	7	8
Worldwide Specialty
Agriculture	2	3
Aviation/Space	2	3
Catastrophe	17	16
Credit/Surety	5	4
Engineering	3	3
Energy	1	1
Marine	3	3
Specialty property	4	3
Specialty casualty	4	4
ART	1	1
Life	12	10

Total	100%	100%

There were modest shifts in the distribution of net premiums written by line and segment between the three months ended March 31, 2007 and 2006, which reflected the Company’s response to existing market conditions. Additionally, the distribution of net premiums written may also be affected by the timing of renewals of treaties or the shift in treaty structure from a proportional to non-proportional basis. Foreign exchange fluctuations affected the comparison for all lines.

•

Casualty: the decrease in premiums resulted principally from timing differences in the recognition of premiums and greater downward premium adjustments reported by cedants in the first three months of 2007 than in the same period in 2006.

•	Motor: the decrease is primarily due to prevailing market conditions and from the Company’s decision to non-renew treaties that did not meet the Company’s profitability objectives.

•	Life: as part of its diversification strategy, the Company continues to steadily increase the proportion of its life business.

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

The distribution of gross premiums written by type of treaty for the three months ended March 31, 2007 and 2006 was as follows:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Non-life Segment
Proportional	40%	38%
Non-Proportional	44	46
Facultative	3	4
ART Segment
Non-Proportional	1	1
Life Segment
Proportional	10	8
Non-Proportional	2	3

Total	100%	100%

The distribution of gross premiums written by type of treaty is affected by changes in the allocation of capacity among lines of business and by the timing of receipt by the Company of certain accounts and premium adjustments by cedants in the Non-life and Life segments. In addition, changes in average foreign exchange rates affect the period-to-period comparisons for all treaty types.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended March 31, 2007 and 2006 was as follows:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Europe	50%	49%
North America	38	39
Asia, Australia and New Zealand	6	7
Latin America, Caribbean and Africa	6	5

Total	100%	100%

The distribution of gross premiums written was comparable between both periods.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The percentage of gross premiums written by source for the three months ended March 31, 2007 and 2006 was as follows:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Broker	68%	68%
Direct	32	32

The distribution of gross premiums written was comparable between both periods.

Net Investment Income

Net investment income by asset source was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	% Change 2007 over 2006	For the three months ended March 31, 2006
Fixed maturities	$95	22%	$77
Equities	10	13	9
Short-term investments, trading securities, cash and cash equivalents	14	31	11
Funds held and other	6	(25)	8
Investment expenses	(6)	11	(5)

Net investment income	$119	19	$100

Net investment income increased in the first three months of 2007 compared to 2006 for the following reasons:

•

net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents increased in the first three months of 2007 compared to the same period in 2006, primarily due to an increase in the asset base resulting from the reinvestment of cash flows from operations of $932 million after the net sale of $11 million of trading securities generated since March 31, 2006 and to higher interest rates prevailing during the first three months of 2007 compared to the first three months of 2006;

•	the weakening of the U.S. dollar, on average, in the first three months of 2007 compared to the same period in 2006 contributed 2% of the increase in net investment income; partially offset by

•

a decrease in net investment income on funds held, as a result of a negative adjustment of $3 million in funds held income reported by a cedant for a longevity treaty in the first three months of 2007.

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

Proceeds from the sale of investments classified as available for sale for the three months ended March 31, 2007 and 2006 were $1,402 million and $5,368 million, respectively. Realized investment gains and losses on securities classified as available for sale for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Gross realized gains	$29	$108
Gross realized losses excluding other-than-temporary impairments	(19)	(60)
Other-than-temporary impairments	(10)	(1)

Total net realized investment gains on available for sale securities	$—	$47

The components of net realized investment gains or losses for the three months ended March 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Net realized investment gains on available for sale securities, excluding other-than-temporary impairments	$10	$48
Other-than-temporary impairments	(10)	(1)
Net realized investment gains on trading securities	14	10
Change in net unrealized investment (losses) gains on trading securities	(16)	11
Net realized and unrealized investment losses on equity securities sold but not yet purchased	(3)	(11)
Net realized and unrealized investment gains on designated hedging activities	2	2
Net realized and unrealized gains on other invested assets	1	1
Other realized and unrealized investment gains (losses)	3	(5)

Total net realized investment gains	$1	$55

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. Although the sale of available for sale securities generated net realized investment gains in the first three months of 2007, net realized investment gains on the sale of equity securities were $41 million lower than in the first three months of 2006.

During the first three months of 2007 and 2006, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $10 million and $1 million, respectively. Typically, the Company considers impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security. Approximately 52% of the impairments recorded in the first three months of 2007 are related to securities of the banking and finance sector, while the balance was spread over the industrial and utility sectors.

Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share, but reduce accumulated other comprehensive income in the Consolidated Balance Sheet, except for those related to trading securities, which are recorded immediately as realized investment losses. See Critical Accounting Policies and Estimates—Other-than-Temporary Impairment of Investments in Item 7 of Part II and Note 2(f) to Consolidated Financial Statements of the Company’s 2006 Annual Report on Form 10-K.

Other Income

Other income for the three months ended March 31, 2007 and 2006 was $1 million and $8 million, respectively, and primarily reflected income on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. See the discussion of the ART segment included in the section Review of Net Income—Results by Segment above.

Other Operating Expenses

Other operating expenses were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2007	% Change 2007 over 2006	For the three months ended March 31, 2006
Other operating expenses	$79	6%	$75

Other operating expenses are comprised primarily of personnel and infrastructure costs and represented 9.4% and 8.9% of total net premiums earned (both life and non-life) in the first three months of 2007 and 2006, respectively. The increase of 6% for 2007 consisted primarily of increases in personnel costs of $6 million, and consulting and professional fees of $2 million, partially offset by decreases of $4 million in depreciation and other costs. Without the contribution of foreign exchange, other operating expenses would have increased by 3% in the first three months of 2007 compared to the same period in 2006.

Financial Condition, Liquidity and Capital Resources

See the Company’s Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K. The following discussion of Financial Condition, Liquidity and Capital Resources at March 31, 2007 focuses only on material changes from December 31, 2006.

Investments

Total investments and cash were $11.0 billion at March 31, 2007, compared to $10.7 billion at December 31, 2006. The major factors influencing the increase in the three-month period ended March 31, 2007 were:

•	net cash provided by operating activities of $270 million, after excluding $415 million net sales of trading securities;

•	increase in the market value (realized and unrealized) of the equity investment portfolio of $7 million;

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $33 million; and

•	increase in net payable for securities purchased, including equity securities sold but not yet repurchased, of $33 million; offset by

•

net payment for the Company’s common shares of $29 million resulting from the repurchase of common shares of $34 million under the Company’s share repurchase program, partially offset by $5 million related to the issuance of common shares under the Company’s equity plans; and

•	dividend payments on common and preferred shares totaling $33 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At March 31, 2007, the liability funds totaled $6.8 billion and were comprised of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $4.4 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stock, private equity investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K.

At March 31, 2007, approximately 96% of the Company’s fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 96% of the invested assets currently held by the Company are publicly traded. The average duration of the Company’s investment portfolio was 3.9 years at March 31, 2007, which closely matches the duration of the Company’s liabilities, compared to 4.1 years at December 31, 2006. Fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.9%, unchanged from December 31, 2006. The Company’s investment portfolio generated a total return of 1.5% for the three-month period ended March 31, 2007 compared to 1% for the same period in 2006.

At March 31, 2007, investments classified as available for sale comprised approximately 98% of the Company’s total investments (excluding other invested assets), with 2% being classified as trading securities.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as available for sale at March 31, 2007 was as follows (in millions of U.S. dollars):

March 31, 2007	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$1,471	$8	$(6)	$1,473
—states or political subdivisions of states of the U.S.	1	—	—	1
—other foreign governments	1,960	17	(21)	1,956
—corporate	2,768	31	(24)	2,775
—mortgage/asset-backed securities	1,926	6	(20)	1,912

Total fixed maturities	8,126	62	(71)	8,117
Short-term investments	82	—	(1)	81
Equities	1,246	113	(18)	1,341

Total	$9,454	$175	$(90)	$9,539

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

For the three months ended March 31, 2007, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $10 million ($3 million related to fixed income securities and $7 million related to equity securities). See Note 2(f) to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for a discussion of the Company’s accounting policies for investments and other-than-temporary impairments.

At March 31, 2007, the Company had more than 500 securities with gross unrealized losses. Total gross unrealized losses on fixed maturities were $71 million at March 31, 2007, of which $68 million were attributable to investment-grade securities and $3 million attributable to securities rated below investment-grade. The Company’s investment security with the largest unrealized loss position at March 31, 2007, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $5 million, representing 2% of the amortized cost of the security, which is rated AAA. The unrealized loss, and the majority of the unrealized losses on fixed maturity securities classified as available for sale for which an other than temporary impairment change has not been taken, are due to changes in interest rates.

At March 31, 2007, the unrealized losses on the Company’s U.S. and foreign government securities resulted from interest rate increases. The majority of the government securities are rated AAA, and the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The Company’s unrealized losses on investments in corporate bonds were also primarily due to interest rate increases. The large majority of the unrealized losses on the corporate bond investments related to investment-grade securities. The unrealized losses on these high quality corporate bonds were distributed across many industries, with the finance and industrial sectors contributing the largest portion of unrealized losses. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were also due to interest rate increases. Almost all the mortgage and asset-backed securities were issued by agencies of the U.S. government, and therefore it is expected that the securities would not be settled at a price less than the amortized cost of the securities.

The Company’s investments in equity securities consist primarily of investments in common stock of companies in various industries and investments in private equity funds. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. The largest equity unrealized loss at March 31, 2007, for which an other-than-temporary impairment has not been taken, was an unrealized loss of $2.3 million, representing 9.6% of the cost of the security.

The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. The Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value, and after considering the other-than-temporary impairment charges already taken, does not consider those investments to be other-than-temporarily impaired at March 31, 2007. At March 31, 2007, Management believed that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken. The Company currently does not have any exposure to the sub-prime mortgage sector in its mortgage/asset-backed portfolio.

The market value of investments classified as trading securities was $197 million and $600 million at March 31, 2007 and December 31, 2006, respectively. This decrease in trading securities is mainly due to a change in asset allocation from the equity trading portfolio to the available for sale equity and fixed maturity portfolios due to increased uncertainty as to future values of equity securities given current and prospective economic conditions. Included in the total market value of trading securities at March 31, 2007 was $96 million related to convertible fixed income securities and $101 million related to equity securities. At March 31, 2007, the net unrealized investment gain on trading securities was approximately $6 million.

Included in net payable for securities purchased at March 31, 2007 and December 31, 2006 was $78 million and $70 million, respectively, of equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale. The change in net unrealized investment gains or losses on equity securities sold but not yet purchased was $nil for the first three months of 2007, compared to a loss of $7 million for the same period in 2006.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at March 31, 2007:

% of total fixed income securities
Rating Category
AAA	70%
AA	5
A	11
BBB	10
Below investment-grade/unrated	4

100%

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at March 31, 2007, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$803	$801
More than one year through five years	2,967	2,967
More than five years through ten years	2,185	2,170
More than ten years	327	348

Subtotal	6,282	6,286
Mortgage/asset-backed securities	1,926	1,912

Total	$8,208	$8,198

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at March 31, 2007, was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Gross Unrealized Losses
One year or less	$691	$688	$(3)
More than one year through five years	1,770	1,750	(20)
More than five years through ten years	1,408	1,381	(27)
More than ten years	127	125	(2)

Subtotal	3,996	3,944	(52)
Mortgage/asset-backed securities	1,305	1,285	(20)

Total	$5,301	$5,229	$(72)

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at March 31, 2007 have not changed significantly since December 31, 2006. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2007. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 2 of this Form 10-Q and Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K for additional information concerning losses and loss expenses.

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At March 31, 2007 and December 31, 2006, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,926 million and $6,871 million, respectively. The following table provides a reconciliation of the net non-life reserves for unpaid losses and loss expenses for the first three months of 2007 (in millions of U.S. dollars):

For the three months ended March 31, 2007
Net liability at December 31, 2006	$6,732
Net incurred losses related to:
Current year	505
Prior years	(122)

383
Net paid losses	(355)
Effects of foreign exchange rate changes	35

Net liability at March 31, 2007	$6,795

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment in Item 2 of this Form 10-Q for a discussion of losses and loss expenses and prior years’ reserve developments.

Net incurred losses for the three months ended March 31, 2007 included $46 million for European Windstorm Kyrill. The non-life ratio of paid losses to net premiums earned was 50%, while the non-life ratio of paid losses to incurred losses was 93% for the three months ended March 31, 2007, compared to 57% and 98%, respectively for the same period in 2006. The high non-life ratio of paid losses to incurred losses in the three month periods reflected payments on the large 2005 and 2004 catastrophic loss events. As of March 31, 2007, approximately 88% and 74% of the Company’s ultimate loss estimates related to the 2004 Atlantic hurricanes and the large 2005 catastrophic losses, respectively, were paid.

Policy Benefits for Life and Annuity Contracts

At March 31, 2007 and December 31, 2006, the Company recorded gross policy benefits for life and annuity contracts of $1,500 million and $1,431 million, respectively. The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the first three months of 2007 (in millions of U.S. dollars):

For the three months ended March 31, 2007
Net liability at December 31, 2006	$1,388
Net incurred losses	96
Net paid losses	(34)
Effects of foreign exchange rate changes	8

Net liability at March 31, 2007	$1,458

Net incurred losses in the first three months of 2007 included $3 million of net favorable prior year development. The incurred losses were also affected by a reduction of life policy benefits of $11 million reported by a cedant for a longevity treaty in the first three months of 2007. See Results by Segment in Item 2 of this Form 10-Q for a discussion of life policy benefits and prior years’ reserve developments.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2006 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at March 31, 2007 have not changed materially compared to December 31, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s contractual obligations or liquidity.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at March 31, 2007 was $3.9 billion, a 3% increase compared to $3.8 billion at December 31, 2006. The major factors contributing to the increase in shareholders’ equity in the three-month period ended March 31, 2007 were:

•	net income of $169 million;

•

a $7 million increase in net unrealized gains and losses on investments, net of deferred taxes, recorded in shareholders’ equity resulting from changes in the fair value of investments, realization of net gains on sales of securities and other-than-temporary impairments;

•	a $9 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe SA’s financial statements into the U.S. dollar; offset by

•	a $9 million decrease in opening retained earnings due to the adoption of FIN 48;

•

a net decrease in common shares and additional paid-in capital of $22 million, due to the repurchase of common shares of $34 million under the Company’s share repurchase program, offset by the issuance of common shares under the Company’s equity plans of $12 million; and

•	dividends declared on both the Company’s common and preferred shares of $33 million.

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

During the first three months of 2007, the Company repurchased in the open market under its authorized share repurchase program, 487,300 of its common shares at a total cost of approximately $34 million. At March 31, 2007, the Company has 3.8 million common shares remaining under its current share repurchase authorization.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that over time, growth in the Company’s diluted book value per share should translate into growth in the Company’s stock price. During the first three months of 2007, diluted book value per share increased by 4.2% to $58.45 at March 31, 2007, compared to the December 31, 2006 diluted book value per share of $56.07.

The table below sets forth the capital structure of the Company at March 31, 2007 and December 31, 2006 (in millions of U.S. dollars):

	March 31, 2007		December 31, 2006
Capital Structure:
Long-term debt	$620	13%	$620	13%
Capital efficient notes(1)	250	5	250	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	5	230	5
Common shareholders’ equity	3,387	71	3,266	70

Total Capital	$4,777	100%	$4,656	100%

(1)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1,099 million at March 31, 2007, compared to $989 million at December 31, 2006. Cash flows from operations for the three months ended March 31, 2007 increased to $685 million from $233 million in the same period in 2006. This increase in cash flows from operations was mainly due to a change in asset allocation to sell approximately $415 million of equity trading securities, which are classified as operating cash flows under U.S. GAAP, and higher underwriting cash inflows due to lower paid losses in the first three months of 2007 compared to the same period in 2006.

The decrease in paid losses in the first three months of 2007 reflects lower payments on the 2004 and 2005 catastrophes compared to the same period in 2006. Paid losses for the three months ended March 31, 2007 and March 31, 2006 included approximately $91 million and $126 million, respectively, related to the large 2005 and 2004 catastrophic loss events. The increase in cash flows from operations is also related to an increase in cash receipts related to the 19% increase in net investment income in the first three months of 2007, compared to the same period in 2006. The growth in net investment income is a result of cumulative cash flows added to the portfolio, as well as the contribution of rising interest rates.

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

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. See Liquidity and Credit Facilities in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K for a detailed discussion of the impact of a significant downgrade in ratings.

Our current financial strength ratings are:

Standard & Poor’s	AA-/negative outlook
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/stable

Credit Facilities and Off-Balance Sheet Arrangements

Credit facilities and off-balance sheet arrangements at March 31, 2007 have not changed significantly since December 31, 2006. See Credit Facilities and Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K.

Currency

See Results of Operations and Review of Net Income above for a discussion on net foreign exchange losses for the three months ended March 31, 2007 and 2006.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2006 Annual Report on Form 10-K. The following discussion of market risks at March 31, 2007 focuses only on material changes from December 31, 2006 in the Company’s market risk exposures, or how those exposures are managed.

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

At March 31, 2007, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 3.9% (or approximately $355 million) decrease in fair value of investments exposed to interest rates, or approximately 3.2% and 9.1% decrease of the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, the British pound, the Canadian dollar, the Swiss franc and the Japanese yen. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.

The table below summarizes the Company’s gross and net exposure on its March 31, 2007 Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	Euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$2,169	$444	$504	$1	$—	$192	$3,310
Other net liabilities	(2,071)	(286)	(385)	(143)	(39)	(425)	(3,349)

Total foreign currency risk	98	158	119	(142)	(39)	(233)	(39)
Total derivative amount	266	(125)	48	165	38	281	673

Net foreign currency exposure	$364	$33	$167	$23	$(1)	$48	$634

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe SA, whose functional currency is the euro and its Canadian branch, whose functional currency is the Canadian dollar, both of which the Company does not hedge, partially offset by net short or long exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $63 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At March 31, 2007, approximately 70% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 86% was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

To a lesser extent, the Company is also exposed to the following credit risks:

•	in its underwriting operations, most notably in the credit/surety line and in the business written by the Company’s ART segment;

•	as a party to foreign currency forward contracts and other derivative contracts;

•	credit risk of its cedants in the event of their insolvency or failure to honor the value of the funds held balances due to the Company;

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The credit risks that the Company is exposed to have not changed materially since December 31, 2006. See Credit Risk in Item 7A of Part II of the Company’s 2006 Annual Report on Form 10-K for a discussion of the credit risks identified above.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale (fair market value of $1,340 million at March 31, 2007). The Company also holds marketable equity securities classified as trading securities (fair market value of $101 million at March 31, 2007). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $78 million at March 31, 2007, which represent sales of securities not owned at the time of sale. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.89. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 8.9% (or approximately $126 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1.1% and 3.2% increase or decrease of the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2007, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of March 31, 2007, the Company was not a party to any material litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.

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

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are made based upon Management’s assumptions and expectations concerning the potential effect of future events on the Company’s financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. PartnerRe’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments that may affect the Company directly, or indirectly through our industry. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

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

See Risk Factors in Item 1A of Part I of the Company’s 2006 Annual Report on Form 10-K for a complete review of important risk factors. The following discussion supplements the operating risk factors that could have a material impact on the Company results of operations or financial condition.

Changes in legislation may materially impact advantageous capital gains rates on our dividends

Under current law, our U.S. shareholders are taxed on dividends at advantageous capital gains rates rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign companies from this advantageous capital gains rate treatment unless either (i) the company is organized or created in a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the shares of such company are readily tradable on an established securities market in the U.S. and the company is organized or created in a country that has a comprehensive income tax system that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the advantageous capital gains rates on our dividends.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)(2)	(d) Maximum number of shares that may yet be purchased under the program
01/01/2007-01/31/2007	—	—	—	4,293,651
02/01/2007-02/28/2007	62,400	69.50	62,400	4,231,251
03/01/2007-03/31/2007	424,900	69.27	424,900	3,806,351

Total	487,300	69.30	487,300

(1)	The Company repurchased an aggregate of 487,300 of its common shares in the open market during the first quarter of 2007 pursuant to its repurchase program.
(2)	In 2005, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 3,806,351 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

11.1	Statements Regarding Computation of Net Income Per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
Name: Title:	Patrick A. Thiele President & Chief Executive Officer

Date: May 9, 2007

By:	/S/ ALBERT A. BENCHIMOL
Name: Title:	Albert A. Benchimol Executive Vice President & Chief Financial Officer

Date: May 9, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit

11.1	Statements Regarding Computation of Net Income per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications