Form 10-K/A
period 2006-12-31
PARTNERRE LTD
filed 2007-05-25
CIK 911421

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to PartnerRe Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on March 1, 2007, is being filed pursuant to and in compliance with the time requirements of Rule 3-09 of Regulation S-X solely to include Exhibit 99.2, the unaudited financial statements of Channel Re Holdings Ltd., a Bermuda company, at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date Filed	SEC File Reference Number

(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8	10-K	March 1, 2007	001-14536

2.	Financial Statement Schedules

Included in Part IV

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	10-K	March 1, 2007	001-14536

	Schedule I—Consolidated Summary of Investments—as of December 31, 2006	10-K	March 1, 2007	001-14536

	Schedule II—Condensed Financial Information of PartnerRe Ltd.	10-K	March 1, 2007	001-14536

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2006, 2005 and 2004	10-K	March 1, 2007	001-14536

	Schedule IV—Reinsurance—for the Years Ended December 31, 2006, 2005 and 2004	10-K	March 1, 2007	001-14536

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2006, 2005 and 2004	10-K	March 1, 2007	001-14536

3.	Exhibits

See Exhibit Index

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 25, 2007.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.1	October 28, 1998	001-14536

2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.2	October 28, 1998	001-14536

2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.	8-K	2.3	October 28, 1998	001-14536

2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S.	10-Q	2.0	May 15, 2000	001-14536

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws.	10-Q	3.2	August 6, 2004	001-14536

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536

4.9	Junior Subordinated Indenture	8-K	4.1	November 7, 2006	001-14536

4.10	First Supplemental Junior Subordinated Indenture	8-K	4.2	November 7, 2006	001-14536

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.11	Junior Subordinated Debt Securities Guarantee Agreement	8-K	4.3	November 7, 2006	001-14536

4.12	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement	8-K	4.4	November 7, 2006	001-14536

10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August 23, 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August 23, 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536

10.4	Credit Agreement, dated June 17, 2004, among PartnerRe Ltd., various designated subsidiary borrowers various lending institutions and JP Morgan Chase Bank, as Administrative Agent.	10-Q	10.1	August 6, 2004	001-14536

10.4.1	First Amendment to the Credit Agreement dated as of January 26, 2005, among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions and JP Morgan Chase Bank.	10-K	10.4.1	March 10, 2005	001-14536

10.4.2	Amended Credit Agreement dated as of September 30, 2005, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	October 6, 2005	001-14536

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536

10.6	Loan Agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998.	10-K	10.19	March 30, 1999	001-14536

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.6.1	Loan Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.1	October 31, 2005	001-14536

10.6.2	Forward Sale Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.2	October 31, 2005	001-14536

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.9.1	2005 Employee Equity Plan, dated as of May 10, 2005.	8-K	10.1	May 16, 2005	001-14536

10.10	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.	10-Q	10.5	August 14, 2000	001-14536

10.10.1	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536

10.11	Swiss Share Purchase Plan effective June 3, 2002.	10-K	10.31	March 28, 2003	001-14536

10.12	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.	10-K	10.26	March 15, 2004	001-14536

10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.1	September 20, 2004	001-14536

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536

10.16.1	Form of Executive Restricted Shares Unit Award Agreement.	8-K	10.2	May 16, 2005	001-14536

10.16.2	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536

10.16.3	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.16.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536

10.17	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536

10.17.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536

10.17.2	Board of Directors Compensation Program.	8-K	10.6	May 16, 2005	001-14536

10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536

10.22.2	Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.2	March 10, 2005	001-14536

10.22.3	Restricted Stock Unit Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.3	March 10, 2005	001-14536

11.1	Statement Regarding Computation of Net (Loss) Income Per Common and Common Share Equivalents.	10-K	11.1	March 1, 2007	001-14536

14.1	Code of Business Conduct and Ethics	8-K	99.2	January 3, 2003	001-14536

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
21.1	Subsidiaries of the Company.	10-K	21.1	March 1, 2007	001-14536

23.1	Consent of Deloitte & Touche.	10-K	23.1	March 1, 2007

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

99.1	Unaudited Consolidated Financial Statements of Channel Re Holdings Ltd. at December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99	June 30, 2006	001-14536

99.2
Unaudited Consolidated Financial Statements of Channel Re Holdings Ltd. at December 31, 2006, and 2005 and for the years ended December 31, 2006 and 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.
						X