Form 10-Q
period 2007-06-30
PARTNERRE LTD
filed 2007-08-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of August 1, 2007 was 56,358,683.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and of shareholders’ equity and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Deloitte & Touche

Deloitte & Touche

Hamilton, Bermuda

August 9, 2007

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share data and per share data)

	June 30, 2007	December 31, 2006
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2007, $8,264,873; 2006, $7,852,798)	$8,172,868	$7,835,680
Short-term investments, available for sale, at fair value (amortized cost: 2007, $86,701; 2006, $133,872)	86,604	133,751
Equities, available for sale, at fair value (cost: 2007, $1,309,364; 2006, $920,913)	1,417,013	1,015,144
Trading securities, at fair value (cost: 2007, $69,934; 2006, $578,445)	72,525	599,972
Other invested assets	141,097	105,390

Total investments	9,890,107	9,689,937
Cash and cash equivalents, at fair value, which approximates amortized cost	1,052,192	988,788
Accrued investment income	170,541	157,923
Reinsurance balances receivable	1,899,596	1,573,566
Reinsurance recoverable on paid and unpaid losses	167,037	168,840
Funds held by reinsured companies	989,702	1,002,402
Deferred acquisition costs	644,653	542,698
Deposit assets	338,482	306,212
Net tax assets	11,099	17,826
Goodwill	429,519	429,519
Other assets	72,610	70,514

Total assets	$15,665,538	$14,948,225

Liabilities
Unpaid losses and loss expenses	$6,944,959	$6,870,785
Policy benefits for life and annuity contracts	1,494,205	1,430,691
Unearned premiums	1,694,517	1,215,624
Reinsurance balances payable	122,275	115,897
Ceded premiums payable	17,811	17,213
Funds held under reinsurance treaties	22,933	21,257
Deposit liabilities	375,751	350,763
Net payable for securities purchased	35,916	90,331
Accounts payable, accrued expenses and other	142,324	172,212
Long-term debt	620,000	620,000
Debt related to capital efficient notes	257,605	257,605

Total liabilities	11,728,296	11,162,378

Shareholders’ Equity
Common shares (par value $1.00, issued: 2007, 57,079,534; 2006, 57,076,312)	57,080	57,076
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 11,600,000; aggregate liquidation preference: 2007 and 2006, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 9,200,000; aggregate liquidation preference: 2007 and 2006, $230,000,000)	9,200	9,200
Additional paid-in capital	1,417,009	1,413,977
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2007, $2,066; 2006, $15,429)	9,507	56,913
Currency translation adjustment	109,331	68,734
Unfunded pension obligation (net of tax of: 2007, $2,110; 2006, $2,122)	(7,232)	(7,277)
Retained earnings	2,374,902	2,175,624
Common shares held in treasury, at cost (2007, 585,800 shares; 2006, nil)	(44,155)	—

Total shareholders’ equity	3,937,242	3,785,847

Total liabilities and shareholders’ equity	$15,665,538	$14,948,225

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Revenues
Gross premiums written	$907,758	$817,610	$2,209,521	$2,190,456

Net premiums written	$898,686	$815,893	$2,169,258	$2,160,497
(Increase) decrease in unearned premiums	(9,409)	43,070	(437,940)	(468,713)

Net premiums earned	889,277	858,963	1,731,318	1,691,784
Net investment income	130,894	108,320	249,911	208,272
Net realized investment losses	(53,647)	(58,928)	(52,879)	(3,830)
Other (loss) income	(8,911)	12,704	(8,393)	20,460

Total revenues	957,613	921,059	1,919,957	1,916,686
Expenses
Losses and loss expenses and life policy benefits	524,038	541,377	1,002,772	1,040,195
Acquisition costs	206,313	199,425	407,037	398,682
Other operating expenses	79,947	76,482	158,931	150,912
Interest expense	13,484	13,200	26,994	25,921
Net foreign exchange losses	9,308	4,116	13,554	7,462

Total expenses	833,090	834,600	1,609,288	1,623,172
Income before taxes and interest in earnings of equity investments	124,523	86,459	310,669	293,514
Income tax expense	22,716	11,845	42,620	27,976
Interest in earnings of equity investments	3,214	2,917	6,239	5,236

Net income	$105,021	$77,531	$274,288	$270,774
Preferred dividends	8,631	8,631	17,263	17,263

Net income available to common shareholders	$96,390	$68,900	$257,025	$253,511

Comprehensive income, net of tax
Net income	$105,021	$77,531	$274,288	$270,774
Change in net unrealized gains or losses on investments, net of tax	(54,167)	(56,710)	(47,406)	(148,760)
Change in currency translation adjustment	31,695	29,870	40,597	39,595
Change in unfunded pension obligation, net of tax	64	—	45	—

Comprehensive income	$82,613	$50,691	$267,524	$161,609

Per share data
Net income per common share:
Basic net income	$1.70	$1.21	$4.52	$4.47
Diluted net income	$1.66	$1.20	$4.42	$4.40
Weighted average number of common shares outstanding	56,682,753	56,763,548	56,820,780	56,748,621
Weighted average number of common and common share equivalents outstanding	58,148,651	57,655,961	58,173,663	57,628,557
Dividends declared per common share	$0.43	$0.40	$0.86	$0.80

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Common shares
Balance at beginning of period	$57,076	$56,730
Issue of common shares	491	70
Repurchase of common shares	(487)	—

Balance at end of period	57,080	56,800

Preferred shares
Balance at beginning of period	20,800	20,800
Issue of preferred shares	—	—

Balance at end of period	20,800	20,800

Additional paid-in capital
Balance at beginning of period	1,413,977	1,373,992
Issue of common shares	36,329	17,824
Repurchase of common shares	(33,297)	—

Balance at end of period	1,417,009	1,391,816

Deferred compensation
Balance at beginning of period	—	(107)
Impact of adopting SFAS 123(R)	—	107

Balance at end of period	—	—

Accumulated other comprehensive income
Balance at beginning of period	118,370	89,663
Change in net unrealized gains or losses on investments, net of tax	(47,406)	(148,760)
Change in currency translation adjustment	40,597	39,595
Change in unfunded pension obligation, net of tax	45	—

Balance at end of period	111,606	(19,502)

Retained earnings
Balance at beginning of period	2,175,624	1,551,709
Net income	274,288	270,774
Impact of adopting FIN 48	(8,721)	—
Dividends on common shares	(49,026)	(45,362)
Dividends on preferred shares	(17,263)	(17,263)

Balance at end of period	2,374,902	1,759,858

Common shares held in treasury
Balance at beginning of period	—	—
Repurchase of common shares	(44,155)	—

Balance at end of period	(44,155)	—

Total shareholders’ equity	$3,937,242	$3,209,772

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Cash Flows from Operating Activities
Net income	$274,288	$270,774
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	1,825	15,941
Net realized investment losses	52,879	3,830
Changes in:
Net sales (purchases) of trading securities	514,379	(69,281)
Reinsurance balances, net	(291,801)	(327,949)
Deferred acquisition costs	(89,553)	(97,628)
Net tax assets	9,157	21,752
Unpaid losses and loss expenses including life policy benefits	15,749	(88,598)
Unearned premiums, net	437,940	468,713
Other changes in operating assets and liabilities	38,026	106,649
Other, net	13,554	7,600

Net cash provided by operating activities	976,443	311,803

Cash Flows from Investing Activities
Sales of fixed maturities	2,174,374	1,418,577
Redemptions of fixed maturities	420,970	339,677
Purchases of fixed maturities	(3,006,139)	(1,897,256)
Sales of short-term investments	7,383	20,007
Redemptions of short-term investments	82,751	79,491
Purchases of short-term investments	(39,250)	(128,523)
Sales of equities	679,277	8,385,666
Purchases of equities	(1,061,028)	(8,073,219)
Other, net	(49,598)	9,812

Net cash (used in) provided by investing activities	(791,260)	154,232

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(66,289)	(62,625)
Net (repurchase) issue of common shares and treasury shares	(54,457)	3,361
Contract fees on forward sale agreement	(5,124)	(4,756)

Net cash used in financing activities	(125,870)	(64,020)

Effect of foreign exchange rate changes on cash	4,091	4,586
Increase in cash and cash equivalents	63,404	406,601
Cash and cash equivalents—beginning of period	988,788	1,001,378

Cash and cash equivalents—end of period	$1,052,192	$1,407,979

Supplemental cash flow information:
Taxes paid	$(33,409)	$(8,928)
Interest paid	$(28,160)	$(25,263)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

The following significant accounting policy was adopted by the Company during the six months ended June 30, 2007.

(a)	Treasury shares

Common shares repurchased by the Company and not cancelled are recorded, as treasury shares, at cost and result in a reduction of shareholders’ equity in the Condensed Consolidated Balance Sheets. From time to time, the Company may reissue treasury shares.

3.	Recent Accounting Pronouncements

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

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated shareholders’ equity or net income.

4.	Taxation

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. A liability must be recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed under FIN 48.

The effect of the adoption of FIN 48 on the Company’s Condensed Consolidated Statement of Shareholders’ Equity was a reduction in opening retained earnings of $8.7 million, with no impact on the Company’s net income.

The total amount of unrecognized tax benefits at January 1, 2007 (date of adoption) and June 30, 2007, is as follows (in thousands of U.S. dollars):

	June 30, 2007	January 1, 2007 (date of adoption)
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$31,306	$28,915
Interest and penalties recognized on the above	696	387

Total	$32,002	$29,302

Unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Condensed Consolidated Balance Sheet and its tax basis	$2,128	$2,221
Interest and penalties recognized on the above	—	—

Total	$2,128	$2,221

Total unrecognized tax benefits, including interest and penalties	$34,130	$31,523

The Company recognizes interest and penalties as income tax expense in its Condensed Consolidated Statements of Operations.

Management does not expect that the total amount of unrecognized tax benefits will change significantly in 2007. Income tax returns are open for examination for the tax years 2003-2006 in France, Switzerland and the United States.

5.	Computation of Net Income per Common and Common Share Equivalents

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Numerator:
Net income	$105,021	$77,531	$274,288	$270,774
Less: preferred dividends	8,631	8,631	17,263	17,263

Net income available to common shareholders	$96,390	$68,900	$257,025	$253,511

Denominator:
Weighted average number of common shares outstanding—basic	56,682.8	56,763.5	56,820.8	56,748.6
Stock options and other	1,465.9	892.5	1,352.9	880.0

Weighted average number of common and common share equivalents outstanding—diluted	58,148.7	57,656.0	58,173.7	57,628.6

Basic net income per share	$1.70	$1.21	$4.52	$4.47
Diluted net income per share	$1.66	$1.20	$4.42	$4.40

6.	Legal Proceedings

Legal proceedings at June 30, 2007 have not changed significantly since December 31, 2006. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

7.	Segment Information

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. Property and Casualty (U.S. P&C), Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C) and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See Note 19 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A for additional information concerning the Company’s segments and sub-segments.

The following tables provide a summary of the segment revenues and results for the three months and six months ended June 30, 2007 and 2006 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2007

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$170	$129	$457	$756	$8	$144	$—	$908
Net premiums written	$170	$127	$458	$755	$8	$136	$—	$899
Decrease (increase) in unearned premiums	17	46	(78)	(15)	(2)	7	—	(10)

Net premiums earned	$187	$173	$380	$740	$6	$143	$—	$889
Losses and loss expenses and life policy benefits	(120)	(131)	(156)	(407)	—	(117)	—	(524)
Acquisition costs	(47)	(44)	(85)	(176)	(1)	(29)	—	(206)

Technical result	$20	$(2)	$139	$157	$5	$(3)	$—	$159
Other loss	n/a	n/a	n/a	—	(9)	—	—	(9)
Other operating expenses	n/a	n/a	n/a	(51)	(2)	(8)	(19)	(80)

Underwriting result	n/a	n/a	n/a	$106	$(6)	$(11)	n/a	$70
Net investment income	n/a	n/a	n/a	—	1	15	115	131

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$(5)	$4	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(54)	(54)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(9)	(9)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(23)	(23)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	3	n/a	n/a	3

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$105

Loss ratio(2)	64.2%	75.6%	40.9%	54.9%
Acquisition ratio(3)	24.9	25.6	22.4	23.8

Technical ratio(4)	89.1%	101.2%	63.3%	78.7%
Other operating expense ratio(5)				7.0

Combined ratio(6)				85.7%

(A)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $3.2 million for the period from January 1, 2007 to March 31, 2007 as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended June 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(B)	Life Segment	Corporate	Total
Gross premiums written	$170	$128	$408	$706	$7	$105	$—	$818
Net premiums written	$170	$127	$409	$706	$7	$103	$—	$816
Decrease (increase) in unearned premiums	35	54	(51)	38	1	4	—	43

Net premiums earned	$205	$181	$358	$744	$8	$107	$—	$859
Losses and loss expenses and life policy benefits	(170)	(95)	(192)	(457)	(3)	(82)	—	(542)
Acquisition costs	(48)	(48)	(70)	(166)	(1)	(32)	—	(199)

Technical result	$(13)	$38	$96	$121	$4	$(7)	$—	$118
Other income	n/a	n/a	n/a	—	13	—	—	13
Other operating expenses	n/a	n/a	n/a	(48)	(5)	(7)	(16)	(76)

Underwriting result	n/a	n/a	n/a	$73	$12	$(14)	n/a	$55
Net investment income	n/a	n/a	n/a	—	—	13	95	108

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$12	$(1)	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(59)	(59)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(4)	(4)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(12)	(12)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	3	n/a	n/a	3

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$78

Loss ratio(2)	83.0%	52.3%	53.7%	61.4%
Acquisition ratio(3)	23.3	26.9	19.5	22.4

Technical ratio(4)	106.3%	79.2%	73.2%	83.8%
Other operating expense ratio(5)				6.5

Combined ratio(6)				90.3%

(B)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $2.8 million for the period from January 1, 2006 to March 31, 2006 as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

Segment Information

For the six months ended June 30, 2007

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(C)	Life Segment	Corporate	Total
Gross premiums written	$429	$462	$999	$1,890	$20	$300	$—	$2,210
Net premiums written	$429	$459	$978	$1,866	$20	$283	$—	$2,169
Increase in unearned premiums	(46)	(110)	(264)	(420)	(8)	(10)	—	(438)

Net premiums earned	$383	$349	$714	$1,446	$12	$273	$—	$1,731
Losses and loss expenses and life policy benefits	(252)	(248)	(290)	(790)	—	(213)	—	(1,003)
Acquisition costs	(97)	(90)	(158)	(345)	(2)	(60)	—	(407)

Technical result	$34	$11	$266	$311	$10	$—	$—	$321
Other loss	n/a	n/a	n/a	—	(8)	—	—	(8)
Other operating expenses	n/a	n/a	n/a	(102)	(5)	(15)	(37)	(159)

Underwriting result	n/a	n/a	n/a	$209	$(3)	$(15)	n/a	$154
Net investment income	n/a	n/a	n/a	—	1	26	223	250

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$(2)	$11	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(53)	(53)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(27)	(27)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(43)	(43)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	6	n/a	n/a	6

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$274

Loss ratio(2)	65.7%	71.2%	40.6%	54.7%
Acquisition ratio(3)	25.4	25.7	22.1	23.8

Technical ratio(4)	91.1%	96.9%	62.7%	78.5%
Other operating expense ratio(5)				7.1

Combined ratio(6)				85.6%

(C)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $6.1 million for the period from October 1, 2006 to March 31, 2007 as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

Segment Information

For the six months ended June 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(D)	Life Segment	Corporate	Total
Gross premiums written	$466	$493	$956	$1,915	$26	$249	$—	$2,190
Net premiums written	$466	$491	$936	$1,893	$25	$242	$—	$2,160
Increase in unearned premiums	(62)	(126)	(255)	(443)	(10)	(15)	—	(468)

Net premiums earned	$404	$365	$681	$1,450	$15	$227	$—	$1,692
Losses and loss expenses and life policy benefits	(313)	(232)	(319)	(864)	(7)	(169)	—	(1,040)
Acquisition costs	(99)	(99)	(133)	(331)	(2)	(66)	—	(399)

Technical result	$(8)	$34	$229	$255	$6	$(8)	$—	$253
Other income	n/a	n/a	n/a	—	20	—	—	20
Other operating expenses	n/a	n/a	n/a	(96)	(9)	(14)	(32)	(151)

Underwriting result	n/a	n/a	n/a	$159	$17	$(22)	n/a	$122
Net investment income	n/a	n/a	n/a	—	—	24	184	208

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$17	$2	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(26)	(26)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(7)	(7)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(28)	(28)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	5	n/a	n/a	5

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$271

Loss ratio(2)	77.5%	63.7%	46.8%	59.6%
Acquisition ratio(3)	24.5	27.0	19.6	22.9

Technical ratio(4)	102.0%	90.7%	66.4%	82.5%
Other operating expense ratio(5)				6.6

Combined ratio(6)				89.1%

(D)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $5.1 million for the period from October 1, 2005 to March 31, 2006 as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

8.	Summarized Financial Information of ChannelRe Holdings

The following tables provide summarized financial information of ChannelRe Holdings, which is accounted for using the equity method. As the Company calculates its share of ChannelRe Holdings’ results on a one-quarter lag, the results presented below included summarized financial information as follows:

•	The three-month periods include results from January 1 to March 31.

•	The six-month periods include results from October 1 to March 31.

As ChannelRe Holdings has a financial year-end of December 31, this quarterly data is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	March 31, 2007	September 30, 2006
Total investments available for sale	$657	$624
Cash and cash equivalents	6	10
Deferred acquisition costs	40	43
Other assets	10	9

Total assets	$713	$686
Deferred premium revenue	$157	$167
Loss and loss adjustment expense reserves	22	19
Other liabilities	9	8

Total liabilities	188	194
Minority interest	146	137
Shareholders’ equity	379	355

Total liabilities, minority interest and shareholders’ equity	$713	$686

In May, 2007, ChannelRe Holdings distributed a dividend of $37.5 million to its shareholders. The Company’s share, $7.5 million, reduced the carrying value of its investment in ChannelRe Holdings.

Income Statement Data (in millions of U.S. dollars):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the six months from October 1, 2006 to March 31, 2007	For the six months from October 1, 2005 to March 31, 2006
Premiums earned	$17	$16	$31	$32
Net investment income	7	6	14	11
Net realized investment gains (losses)	—	—	1	(2)

Total revenues	24	22	46	41
Losses incurred	2	2	3	4
Amortization of deferred acquisition costs	4	4	8	8
Other expenses	2	2	4	4

Total expenses	8	8	15	16
Minority interest	(4)	(4)	(9)	(7)

Net income	$12	$10	$22	$18

There is diversity in practice among financial guarantee insurers and reinsurers with respect to their accounting policies for loss reserves. In April 2007, the FASB issued an Exposure Draft to improve the accounting for financial guarantee insurance contracts. The Exposure Draft, “Accounting For Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No. 60”, would require the recognition of premium revenue when insured contractual payments are made by the issuer of the insured financial obligation. The Exposure Draft would also require recognition of a claim liability prior to a default (insured event) under certain criteria and a more consistent claim liability measurement based on the present value of expected cash flows. The Exposure Draft would be effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company cannot currently assess how the Exposure Draft will impact the Company’s investment in ChannelRe Holdings.

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

See the Executive Overview, Key Financial Measures and Other Key Issues of Management in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates at June 30, 2007 have not changed materially compared to December 31, 2006. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and income taxes and focuses only on material changes from December 31, 2006.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II in the Company’s 2006 Annual Report on Form 10-K/A for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended June 30, 2007 and 2006, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net favorable (adverse) reserve development for the Company’s Non-life segment for the three months and six months ended June 30, 2007 and 2006 (in millions of U.S. dollars):

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Prior year favorable (adverse) loss development:
Non-life segment
U.S. P&C	$12	$(18)	$16	$(19)
Global (Non-U.S) P&C	20	47	60	47
Worldwide Specialty	75	33	153	102

Total prior year loss development	$107	$62	$229	$130

The net favorable loss development on prior accident years of $107 million and $229 million recorded in the three months and six months ended June 30, 2007, respectively, resulted from a reassessment of approximately $119 million and $219 million, respectively, of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. The impact of the reassessment of loss development assumptions was partially offset by approximately $12 million related to a change in exposure due to positive premium adjustments during the three months ended June 30, 2007 and was supplemented by approximately $10 million related to a change in exposure due to negative premium adjustments during the six months ended June 30, 2007.

For a discussion of prior year reserve development by Non-life sub-segment, see Review of Net Income—Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded at June 30, 2007 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Retroceded loss reserves	Total net loss reserves recorded
U.S. P&C	$636	$115	$1,529	$2,280	$(31)	$2,249
Global (Non-U.S.) P&C	1,250	12	1,116	2,378	(44)	2,334
Worldwide Specialty	1,093	159	1,030	2,282	(54)	2,228

Total Non-life	$2,979	$286	$3,675	$6,940	$(129)	$6,811

The recorded loss reserves represent Management’s best estimate of future liabilities based on information available as of June 30, 2007. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no assurance that the final settlement of the loss reserves will fall within these ranges.

The actuarial point estimates recorded by the Company and the range of estimates around these point estimates at June 30, 2007, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life segment loss reserves:
U.S. P&C	$2,249	$2,479	$1,720
Global (Non-U.S.) P&C	2,334	2,467	2,000
Worldwide Specialty	2,228	2,282	1,969

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserve for unpaid losses and loss expenses for asbestos and environmental exposures has not changed significantly since December 31, 2006. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II and Note 4 to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A.

Life Policy Benefits

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.0% to 4.9% at June 30, 2007. Actual experience in a particular period may vary from expected experience and, consequently, may affect the Company’s results in future periods.

The Life segment reported net adverse development on prior accident years of $2 million for the three months ended June 30, 2007 and net favorable development on prior accident years of $5 million for the six months ended June 30, 2007. The net prior year developments were primarily related to the receipt of additional reported loss information from cedants. The Life segment reported net adverse development on prior accident years of $5 million for the three months and six months of 2006.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. See Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I above for a discussion on the impact of the adoption of this Interpretation.

Results of Operations—for the Three Months and Six Months Ended June 30, 2007 and 2006

The following discussion on Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s 2006 Annual Report on Form 10-K/A and Item 1A of Part II below for the Company’s most recently published risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(j) to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A for a discussion on translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business, were as follows:

•	the U.S. dollar weakened, on average, against the euro and other currencies, except for the Japanese yen, in the three months ended June 30, 2007 compared to the same period in 2006;

•

the U.S. dollar weakened, on average, against the euro and other currencies, except for the Canadian dollar and Japanese yen, in the six months ended June 30, 2007 compared to the same period in 2006; and

•	the U.S. dollar weakened against most currencies, except for the Japanese yen, at June 30, 2007 compared to December 31, 2006.

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred dividends.

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

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Net income	$105	35%	$78	$274	1%	$271
Less: preferred dividends	9	—	9	17	—	17

Net income available to common shareholders	$96	40	$69	$257	1	$254
Diluted net income per share	$1.66	38	$1.20	$4.42	—	$4.40

Three-month result

Net income, net income available to common shareholders and diluted net income per share for the three months ended June 30, 2007 increased compared to the same period of 2006, principally due to an increase in the Non-life underwriting result and an increase in net investment income during the 2007 period. These increases were partially offset by a lower ART underwriting result and a higher income tax expense compared to the three months ended June 30, 2006.

Six-month result

Net income, net income available to common shareholders and diluted net income per share for the six months ended June 30, 2007 were essentially flat compared to the same period of 2006. However, a higher Non-life underwriting result and higher net investment income during the six months ended June 30, 2007 were offset by higher net realized investment losses, a lower ART underwriting result and a higher income tax expense compared to the six months ended June 30, 2006.

These items are discussed in the following section Review of Net Income.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, net investment income and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART transactions. Other components of net income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings of equity investments.

The components of net income for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Underwriting result:
Non-life	$106	46%	$73	$209	32%	$159
ART	(6)	NM	12	(3)	NM	17
Life	(11)	(17)	(14)	(15)	(27)	(22)
Corporate expenses	(19)	15	(16)	(37)	14	(32)
Net investment income	131	21	108	250	20	208
Net realized investment losses	(54)	(9)	(59)	(53)	>1000	(3)
Interest expense	(13)	2	(13)	(27)	4	(26)
Net foreign exchange losses	(9)	126	(4)	(13)	82	(7)
Income tax expense	(23)	92	(12)	(43)	52	(28)
Interest in earnings of equity investments	3	10	3	6	19	5

Net income	$105	35	$78	$274	1	$271

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

Three-month result

The underwriting result for the Non-life segment increased by $33 million, from $73 million in the three months ended June 30, 2006 to $106 million in 2007. The increase was principally attributable to:

•

an increase of $45 million in net favorable development on prior accident year losses, from $62 million in the three months ended June 30, 2006 to $107 million in 2007. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; and partially offset by

•

a decrease of $9 million resulting from a higher than usual level of mid-sized losses, including Cyclone Gonu and the floods in the United Kingdom, incurred in the Company’s Global (Non-U.S.) P&C sub-segment during the three months ended June 30, 2007 and normal fluctuations in profitability between periods, partially offset by greater upward prior period premiums adjustments reported by cedants; and

•	an increase in other operating expenses of $3 million.

Underwriting result for the ART segment declined by $18 million, from a profit of $12 million in the three months ended June 30, 2006 to a loss of $6 million in the corresponding period of 2007. The decline resulted primarily from the principal finance line, which suffered a net underwriting loss of $12 million in the three months ended June 30, 2007 compared to net underwriting income of $2 million in the same period of 2006 due to write-downs on four separate and unrelated transactions. To a lesser extent, the decline was also attributable to the weather line which reported a negligible net underwriting income for the three months ended June 30, 2007 compared to net underwriting income of $5 million in the same period of 2006 due to favorable weather conditions in Japan, as well as the benefit from early termination of a number of longer term contracts, which led to accelerated profit recognition for the terminated contacts in the 2006 period.

Underwriting result for the Life segment improved from a loss of $14 million in the three months ended June 30, 2006 to a loss of $11 million in the corresponding period of 2007 due to an increase in profitability for the mortality line and the improvement of $3 million in net adverse prior year development, partially offset by a profit commission adjustment reported by a cedant.

Corporate expenses increased by $3 million, from $16 million during the three months ended June 30, 2006 to $19 million in the corresponding period of 2007. The increase was primarily due to higher personnel costs and consulting and professional fees.

The Company reported net investment income of $131 million in the three months ended June 30, 2007 compared to $108 million in the prior year period. The 21% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations, which totaled $963 million excluding the net sale of $193 million of trading securities since June 30, 2006. The higher interest rates prevailing during the three months ended June 30, 2007 compared to same period in 2006 also contributed to the increase in net investment income. Changes in average foreign exchange rates also contributed 2% to the increase as a result of the weakening of the U.S. dollar, on average, in the three months ended June 30, 2007 compared to the same period in 2006.

Net realized investment losses decreased by $5 million, from a loss of $59 million in the three months ended June 30, 2006 to $54 million for the same period in 2007. Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. Although net realized investment gains on the sale of equity securities were $57 million higher in the three months ended June 30, 2007 compared to the same period of 2006, net realized investment losses on the sale of fixed maturity securities were $8 million higher than 2006 and charges for other-than-temporary impairments were $44 million higher than 2006, primarily due to the increase in interest rates.

The foreign exchange loss increased by $5 million, from a loss of $4 million in the three months ended June 30, 2006 to a loss of $9 million in the same period in 2007. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report. The increase in the foreign exchange loss during the three months ended June 30, 2007 compared to the same period in 2006 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which increased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement.

The total tax expense was $23 million in the three months ended June 30, 2007 compared to $12 million in the prior year period. The increase in income tax expense was primarily a result of the strengthening of the Canadian dollar against the Euro which caused PartnerRe SA to incur a $7 million tax expense due to the increased carrying value of its Canadian branch. The increase was also due to the geography (or tax jurisdiction) distribution of pre-tax income, with some of the Company’s taxable entities generating higher pre-tax income and tax expense in the three months ended June 30, 2007 compared to the same period in 2006.

Six-month result

The underwriting result for the Non-life segment increased by $50 million, from $159 million in the six months ended June 30, 2006 to $209 million in the same period of 2007. The increase was principally attributable to:

•

an increase of $99 million in net favorable development on prior accident year losses, from $130 million in the six months ended June 30, 2006 to $229 million in the corresponding period of 2007. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; and

•

an increase resulting from normal fluctuations in profitability between periods partially offset by a higher than usual level of mid-sized losses incurred as described in the three-month result totaling approximately $6 million; partially offset by

•	an increase in the level of large catastrophic losses of $49 million, net of reinstatement premiums, relating to European Windstorm Kyrill; and

•	an increase in other operating expenses of $6 million.

Underwriting result for the ART segment declined by $20 million, from a profit of $17 million in the six months ended June 30, 2006 to a loss of $3 million in the same period of 2007. The decline resulted primarily from lower underwriting results from the principal finance line ($13 million) and the weather line ($15 million) during the six months ended June 30, 2007 compared to the same period of 2006 for the reasons explained in the three-month result, as well as accelerated profit recognition on the early termination of a number of longer term contracts in the 2006 period, partially offset by improved underwriting results from the structured risk transfer line ($7 million) due to a lower level of losses in 2007.

Underwriting result for the Life segment improved from a loss of $22 million in the six months ended June 30, 2006 to a loss of $15 million in 2007 due to an increase in profitability of the mortality line and to the improvement of $10 million in net prior year development, partially offset by profit commission adjustments reported by cedants.

Corporate expenses increased by $5 million, from $32 million during the six months ended June 30, 2006 to $37 million in 2007. The increase was primarily due to higher personnel costs and consulting and professional fees.

The Company reported net investment income of $250 million in the six months ended June 30, 2007 compared to $208 million in the prior year period. The 20% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations. The higher interest rates prevailing during the first six months of 2007 compared to the same period in 2006 also contributed to the increase in net investment income. Changes in average foreign exchange rates also contributed 2% to the increase as a result of the weakening of the U.S. dollar, on average, in the six months ended June 30, 2007 compared to the same period in 2006.

Net realized investment losses increased by $50 million, from $3 million in the six months ended June 30, 2006 to $53 million in the same period of 2007. Although net realized investment gains on the sale of equity securities were $16 million higher in the six months ended June 30, 2007 compared to the same period of 2006, net realized investment losses on the sale of fixed maturity securities were $5 million higher than 2006 and charges for other-than-temporary impairments were $53 million higher than 2006, primarily due to the increase in interest rates.

Interest expense increased by $1 million in the six months ended June 30, 2007 compared to the same period in 2006 due to the interest rate of 6.44% incurred on the Company’s $257.6 million debt related to capital efficient notes in 2007 compared to the interest rate of 7.90% on the Company’s $206.2 million debt related to trust preferred securities in 2006.

The foreign exchange loss increased by $6 million, from a loss of $7 million in the six months ended June 30, 2006 to a loss of $13 million in the same period of 2007 due to the factors described in the three-month result above.

The total tax expense was $43 million in the six months ended June 30, 2007 compared to $28 million in the prior year period. The increase in income tax expense was primarily due to the factors described in the three-month result above.

Results by Segment

The Company monitors the performance of its underwriting operations in three segments, Non-life, ART and Life. The Non-life segment is further divided into three sub-segments, U.S. P&C, Global (Non-U.S.) P&C and Worldwide Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments and the discussion of how the Company measures its segment results in Note 7 to Unaudited Condensed Consolidated Financial Statements (included in Item 1 of Part I above) and in Note 19 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and six months ended June 30, 2007 compared to the same periods in 2006 and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. casualty line, which represented approximately 64% and 65% of net premiums written in this sub-segment in the second quarter and first six months of 2007, respectively. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Gross premiums written	$170	—%	$170	$429	(8)%	$466
Net premiums written	170	—	170	429	(8)	466
Net premiums earned	$187	(8)	$205	$383	(5)	$404
Losses and loss expenses	(120)	(29)	(170)	(252)	(20)	(313)
Acquisition costs	(47)	(2)	(48)	(97)	(2)	(99)

Technical result(1)	$20	NM	$(13)	$34	NM	$(8)
Loss ratio(2)	64.2%		83.0%	65.7%		77.5%
Acquisition ratio(3)	24.9		23.3	25.4		24.5

Technical ratio(4)	89.1%		106.3%	91.1%		102.0%

NM: not meaningful

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 19% and 20% of total net premiums written in the three months and six months ended June 30, 2007, respectively.

Three-month result

The gross and net premiums written in the three months ended June 30, 2007 were essentially flat compared to the same period in 2006. This resulted from a decrease in the casualty line, partially offset by an increase in the property and motor lines. Net premiums written were also impacted by lower negative premium adjustments received from cedants in 2007. The 8% decline in net premiums earned in the three months ended June 30, 2007 compared to the same period in 2006 is primarily due to a shift in the mix of business from loss occurring to risk attaching business, which earns premiums at a slower pace.

Six-month result

The decline in gross and net premiums written and net premiums earned in the six months ended June 30, 2007 resulted principally from timing differences in the recognition of premiums due to a modest shift from non-proportional to proportional business and increased risk retention by cedants, partially offset by lower downward premium adjustments reported by cedants in 2007 compared to the same period in 2006. Minimum and deposit premiums are recognized at the inception of the treaty while premiums under proportional treaties are recognized over the risk period of the reinsurance contract. The majority of the decline in premiums resulted from a decrease of $34 million of minimum and deposit premiums written by the Company in the six months ended June 30, 2007 compared to the same period of 2006. The Company continued to observe diverse market conditions. Pricing improved for catastrophe-exposed business compared to 2006, while terms and conditions weakened and pricing declined for all other lines as a result of the competitive market conditions and increased risk retention by cedants. Despite the sustained competition prevailing in this sub-segment and the higher risk retention by cedants, the Company was able to pursue business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2007 and 2006 reflected no significant catastrophic or individually significant loss for either period. The 2007 losses and loss expenses and loss ratio reflect a) a net favorable loss development on prior accident years in the amount of $12 million, or 6.4 points on the loss ratio of this sub-segment; and b) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net favorable loss development of $12 million was attributable to net favorable loss development for prior accident years in the casualty and motor lines. Loss information provided by cedants in the three months ended June 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the casualty and motor lines, which had the net effect of decreasing prior year loss estimates.

The 2006 losses and loss expenses and loss ratio reflected a net adverse loss development on prior accident years in the amount of $18 million, or 8.7 points on the loss ratio. The net adverse loss development of $18 million included net adverse loss development for prior accident years in all lines and included $10 million in the property line related to the 2005 hurricanes Katrina, Rita and Wilma.

The decrease of $50 million in losses and loss expenses from the three months ended June 30, 2006 compared to the same period of 2007 included:

•	an improvement of $30 million in net prior year development; and

•

a decrease in losses and loss expenses of approximately $20 million resulting from a combination of the decrease in the book of business and exposure, and normal fluctuations in profitability between periods.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2007 and 2006 reflected no significant catastrophic or individually significant loss for either period. The 2007 losses and loss expenses and loss ratio reflect a) a net favorable loss development on prior accident years in the amount of $16 million, or 4.3 points on the loss ratio of this sub-segment; and b) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net favorable loss development of $16 million included net favorable loss development for prior accident years in the casualty and motor lines of $19 million, partially offset by net adverse loss development in the property line of $3 million. Loss information provided by cedants in the six months ended June 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the casualty and motor lines (increased for the property line), which had the net effect of decreasing (increasing for the property line) prior year loss estimates.

The 2006 losses and loss expenses and loss ratio reflected a net adverse loss development on prior accident years in the amount of $19 million, or 4.6 points on the loss ratio. The net adverse loss development of $19 million included net adverse loss development for prior accident years in all lines of business and included $21 million related to the 2005 hurricanes Katrina, Rita and Wilma.

The decrease of $61 million in losses and loss expenses from the six months ended June 30, 2006 compared to the same period of 2007 included:

•	an improvement of $35 million in net prior year development; and

•

a decrease in losses and loss expenses of approximately $26 million resulting from a combination of the decrease in the book of business and exposure, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result and six-month result

While the Company’s book of business and exposure declined in the three months and six months ended June 30, 2007 compared to the same periods of 2006, the acquisition costs and acquisition ratio did not change significantly as a result of a modest shift from non-proportional to proportional business, which generally carries a higher acquisition ratio.

Technical result and technical ratio

Three-month result

The increase of $33 million in the technical result and corresponding decrease in the technical ratio in the three months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to an improvement in net prior year development of $30 million and an increase of $3 million resulting from normal fluctuations in profitability between periods, including the impact of premium adjustments.

Six-month result

The increase of $42 million in the technical result and corresponding decrease in the technical ratio in the six months ended June 30, 2007 compared to 2006 was primarily attributable to an improvement in net prior year development of $35 million and an increase of $7 million resulting from normal fluctuations in profitability between periods, including the impact of premium adjustments and considering timing differences in the recognition of premiums.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented 74% and 73% of net premiums written for this sub-segment in the three months and six months ended June 30, 2007, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Gross premiums written	$129	2%	$128	$462	(6)%	$493
Net premiums written	127	—	127	459	(6)	491
Net premiums earned	$173	(5)	$181	$349	(4)	$365
Losses and loss expenses	(131)	38	(95)	(248)	7	(232)
Acquisition costs	(44)	(9)	(48)	(90)	(9)	(99)

Technical result	$(2)	NM	$38	$11	(68)	$34
Loss ratio	75.6%		52.3%	71.2%		63.7%
Acquisition ratio	25.6		26.9	25.7		27.0

Technical ratio	101.2%		79.2%	96.9%		90.7%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 14% and 21% of total net premiums written for the three months and six months ended June 30, 2007, respectively.

Three-month result

The slight increase in gross premiums written in the three months ended June 30, 2007 resulted from the casualty and motor lines of business, and was partially offset by a decrease in the property line. The decline in net premiums earned resulted from all lines of business, with the largest decrease coming from the motor line, reflecting the steady decline in premiums written over recent periods. The weakening of the U.S. dollar, on average, during the three months ended June 30, 2007 compared to the same period in 2006 partially offset the decrease in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 4% and 5%, respectively, and net premiums earned would have declined by 11%.

Six-month result

The decline in gross and net premiums written in the six months ended June 30, 2007 resulted from all lines in this sub-segment, with the largest decrease coming from the motor line. The decline in net premiums earned occurred in the property and motor lines. Increased competition and increased risk retention by cedants are the principal reasons for the decrease in premium volume and exposure in this sub-segment. In addition to the continued increases in risk retention by cedants, the reduction in the motor line resulted from the Company’s decision not to renew treaties that did not meet the Company’s profitability objectives. Net premiums written were also impacted by lower negative premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, during the six months ended June 30, 2007 compared to the same period in 2006 partially offset the decrease in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 13% and net premiums earned would have declined by 10%. The Company has remained selective in an increasingly competitive environment and has chosen to retain business that met its profitability objectives instead of focusing on premium volume.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2007 reflected a) no large catastrophic losses; b) a higher than usual level of mid-sized losses, including Cyclone Gonu and the floods in the United Kingdom; c) a net favorable loss development on prior accident years of $20 million, or 11.3 points on the loss ratio; and d) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $20 million included net favorable development in the property and motor lines and resulted from a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business, as losses reported by cedants during the three months ended June 30, 2007 for prior accident years, and for treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants in the three months ended June 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the property and motor lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2006 reflected a) no large catastrophic losses; b) a net favorable loss development on prior accident years of $47 million, or 25.4 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment, as evidenced by the decrease in net premiums earned. The net favorable loss development of $47 million included net favorable development in all lines of business.

The increase of $36 million in losses and loss expenses from the three months ended June 30, 2006 compared to the same period of 2007 included:

•	a decrease of $27 million in net favorable prior year development; and

•

an increase in losses and loss expenses resulting from the higher than usual level of mid-sized losses, partially offset by the decrease in the book of business and exposure, and normal fluctuations in profitability between periods totaling approximately $9 million.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2007 reflected a) losses related to European Winterstorm Kyrill of $13 million, or 3.6 points on the loss ratio of this sub-segment; b) a higher than usual level of mid-sized losses during the three months ended June 30, 2007; c) a net favorable loss development on prior accident years of $60 million, or 17.0 points on the loss ratio; and d) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $60 million included net favorable development in all lines of business and resulted from a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business, as losses reported by cedants during the six months ended June 30, 2007 for prior accident years, and for treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants in the six months ended June 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2006 reflected a) no large catastrophic losses; b) a net favorable loss development on prior accident years of $47 million, or 12.7 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment as evidenced by the decrease in net premiums earned. The net favorable loss development of $47 million included net favorable development of $48 million in the property and casualty lines, partially offset by net adverse development of $1 million in the motor line.

The increase of $16 million in losses and loss expenses from the six months ended June 30, 2006 compared to the same period of 2007 included:

•

an increase in losses and loss expenses resulting from the higher than usual level of mid-sized losses, partially offset by the decrease in the book of business and exposure, and normal fluctuations in profitability between periods totaling approximately $16 million; and

•	an increase in large catastrophic losses of $13 million; and was partially offset by

•	an increase of $13 million in net favorable prior year development

Acquisition costs and acquisition ratio

Three-month and six-month result

The decrease in acquisition costs in the three months and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned and higher acquisition costs in the 2006 periods from sliding scale and profit commission experience adjustments.

Technical result and technical ratio

Three-month result

The decrease of $40 million in technical result and corresponding increase in technical ratio from the three months ended June 30, 2006 to the same period of 2007 was primarily explained by a decrease of $27 million in net favorable prior year development and a decrease of approximately $13 million resulting from a higher than usual level of mid-sized losses and normal fluctuations in profitability between periods.

Six-month result

The decrease of $23 million in technical result and corresponding increase in technical ratio from the six months ended June 30, 2006 to the same period of 2007 was primarily explained by higher catastrophe losses of $13 million and a decrease of approximately $23 million resulting from a higher than usual level of mid-sized losses and normal fluctuations in profitability between periods, partially offset by an increase of $13 million in net favorable prior year development.

Worldwide Specialty

The Worldwide Specialty sub-segment is usually the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to volatility resulting from significant catastrophe and other large losses, and thus, profitability in any one period is not necessarily predictive of future profitability.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Gross premiums written	$457	12%	$408	$999	4%	$956
Net premiums written	458	12	409	978	4	936
Net premiums earned	$380	6	$358	$714	5	$681
Losses and loss expenses	(156)	(19)	(192)	(290)	(9)	(319)
Acquisition costs	(85)	22	(70)	(158)	18	(133)

Technical result	$139	45	$96	$266	16	$229
Loss ratio	40.9%		53.7%	40.6%		46.8%
Acquisition ratio	22.4		19.5	22.1		19.6

Technical ratio	63.3%		73.2%	62.7%		66.4%

Premiums

The Worldwide Specialty sub-segment represented 51% and 45% of total net premiums written in the three months and six months ended June 30, 2007, respectively.

Three-month result

Gross and net premiums written increased by 12% in the three months ended June 30, 2007 compared to the same period in 2006. With the exception of the catastrophe line, which was relatively flat, net premium written increased in all lines of business compared to 2006, with the largest increases in premiums written generated by the specialty casualty, engineering, credit/surety and marine lines. Net premiums written were also impacted by greater positive premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, in the three months ended June 30, 2007 compared to the same period in 2006 contributed to the increase in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have increased by 9% and net premiums earned would have increased by 2%.

Six-month result

Gross and net premiums written increased by 4% in the first six months of 2007 compared to the same period in 2006. The increase resulted from most lines of business, with the exception of the aviation, agriculture, catastrophe and energy lines which decreased, compared to the same period in 2006. Net premiums written were also impacted by lower positive premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, in the six months ended June 30, 2007 compared to the same period in 2006 contributed significantly to the increase in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by 1%. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to pursue business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2007 for this sub-segment reflected a) no large catastrophic losses; and b) a net favorable loss development on prior accident years in the amount of $75 million, or 19.8 points on the loss ratio. The net favorable loss development of $75 million reported in the three months ended June 30, 2007 included net favorable loss development for prior accident years in all lines of business, except for the energy line, and was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years, including treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants for prior accident years for all lines of business in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions for both years. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business (increased for the energy line), which had the net effect of decreasing (increasing for the energy line) the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2006 for this sub-segment reflected a) no catastrophic losses; and b) a net favorable loss development on prior accident years in the amount of $33 million, or 9.2 points on the loss ratio. The net favorable loss development of $33 million included net favorable loss development for prior accident years in all lines of business, except for the catastrophe line, which included net adverse development of $8 million relating to the 2005 hurricanes Katrina, Rita and Wilma.

The decrease of $36 million in losses and loss expenses from the three months ended June 30, 2006 compared to the same period of 2007 included:

•	an increase of $42 million in net favorable prior year development; and was partially offset by

•	an increase in losses and loss expenses of approximately $6 million resulting from normal fluctuations in profitability between periods.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2007 for this sub-segment reflected a) losses related to European Winterstorm Kyrill of $39 million, or 5.2 points on the loss ratio of this sub-segment; and b) net favorable loss development on prior accident years in the amount of $153 million, or 21.5 points on the loss ratio. The net favorable loss development of $153 million reported in the six months ended June 30, 2007 included net favorable loss development for prior accident years in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years, including treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants for prior accident years for all lines of business in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions for both years. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2006 for this sub-segment reflected a) no catastrophic losses; and b) a net favorable loss development on prior accident years in the amount of $102 million, or 15.0 points on the loss ratio. The net favorable loss development of $102 million included net favorable loss development for prior accident years in all lines, except for the catastrophe line, which included net adverse development of $9 million relating to the 2005 hurricanes Katrina, Rita and Wilma.

The decrease of $29 million in losses and loss expenses from the six months ended June 30, 2006 compared to the same period of 2007 included:

•	an increase of $51 million in net favorable prior year development; and

•	a decrease in losses and loss expenses of approximately $17 million resulting from normal fluctuations in profitability between periods; and was partially offset by

•	an increase in large catastrophic losses of $39 million.

Acquisition costs and acquisition ratio

Three-month result and six-month result

The increase in acquisition costs and acquisition ratio in the three months and six months ended June 30, 2007 compared to 2006 is primarily due to a modest shift from non-proportional to proportional business, which generally carries higher acquisition costs, the increase in net premiums earned and the effect of increased competition in this sub-segment.

Technical result and technical ratio

Three-month result

The increase of $43 million in the technical result and corresponding decrease in the technical ratio from the three months ended June 30, 2006 compared to 2007 was due to the increase of $42 million in net favorable prior year development and a modest increase of approximately $1 million resulting from normal fluctuations in profitability between periods.

Six-month result

The increase of $37 million in the technical result and corresponding decrease in the technical ratio from the six months ended June 30, 2006 compared to 2007 was due to the increase of $51 million in net favorable prior year development and an increase of approximately $22 million resulting from normal fluctuations in profitability between periods, partially offset by an increase of $36 million, net of $3 million in reinstatement premiums, in the level of large catastrophic losses.

ART Segment

The ART segment is comprised of structured risk transfer reinsurance, principal finance, weather-related products and strategic investments, including the interest in earnings of the Company’s equity investment in ChannelRe Holdings.

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

The Company’s share of the results of ChannelRe Holdings amounted to $3 million for the three months ended June 30, 2007 and 2006 and $6 million and $5 million for six months ended June 30, 2007 and 2006, respectively. The Company records income on its investment in ChannelRe Holdings on a one-quarter lag.

The components of the underwriting result, allocated underwriting result and the interest in earnings of equity investments for this segment for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Gross premiums written	$8	$7	$20	$26
Net premiums written	8	7	20	25
Net premiums earned	$6	$8	$12	$15
Losses and loss expenses	—	(3)	—	(7)
Acquisition costs	(1)	(1)	(2)	(2)

Technical result	$5	$4	$10	$6
Other (loss) income	(9)	13	(8)	20
Other operating expenses	(2)	(5)	(5)	(9)

Underwriting result	$(6)	$12	$(3)	$17
Net investment income	1	—	1	—

Allocated underwriting result(1)	$(5)	$12	$(2)	$17
Interest in earnings of equity investments	$3	$3	$6	$5

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less losses and loss expenses, acquisition costs and other operating expenses.

Three-month result

Allocated underwriting result for the ART segment declined by $17 million, from a profit of $12 million in the three months ended June 30, 2006 to a loss of $5 million in the corresponding period of 2007. The decline resulted primarily from the principal finance line, which suffered a net underwriting loss of $12 million in the three months ended June 30, 2007 compared to net underwriting income of $2 million in the same period of 2006 due to write-downs on four separate and unrelated transactions. To a lesser extent, the decline was also attributable to the weather line which reported a negligible net underwriting income for the three months ended June 30, 2007 compared to net underwriting income of $5 million in the same period of 2006 due to favorable weather conditions in Japan, as well as the benefit from early termination of a number of longer term contracts, which led to accelerated profit recognition for the terminated contacts in the 2006 period. Other operating expenses declined by $3 million due to lower bonus accruals in 2007, as a result of the lower underwriting result.

Six-month result

Allocated underwriting result for the ART segment declined by $19 million, from a profit of $17 million in the six months ended June 30, 2006 to a loss of $2 million in the same period of 2007. The decline resulted primarily from lower underwriting results from the principal finance line ($12 million) and the weather line ($15 million) during the six months ended June 30, 2007 compared to the same period of 2006 for the reasons explained in the three-month result, as well as accelerated profit recognition on the early termination of a number of longer term contracts in the 2006 period, partially offset by improved underwriting results from the structured risk transfer line ($7 million) due to a lower level of losses in 2007 and lower other operating expenses.

Asset and capital market risks

In addition to structured risk transfer transactions, the Company’s ART operations assume asset and capital markets risks, including investments in non-publicly traded companies, private placement equity investments and derivative financial instruments. These transactions are either accounted for as reinsurance or derivative transactions, while others are reported as other invested assets on the Company’s Consolidated Balance Sheets. The following is a discussion of asset and capital markets risks assumed by the Company’s ART operations.

For the principal finance line, the Company has entered into total return and interest rate swaps, as well as cash investments and reinsurance contracts. The underlying risks of the transactions are primarily structured asset-backed securities. At June 30, 2007, the notional value of the Company’s principal finance portfolio was $333 million. At June 30, 2007, approximately 44% of the portfolio related to apparel and retail future flow or intellectual property backed transactions, with the rest distributed over a number of generally unrelated risks. At June 30, 2007, approximately 51% of the underlying investments were rated investment-grade or higher. The Company uses internal valuation models to estimate the fair value of these swaps and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general levels of interest rates.

As part of the weather-related products line, in addition to transactions structured as insurance or reinsurance, the Company has entered into derivative financial instruments. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general levels of interest rates. The underlying risks of these derivatives are parametric weather risks (temperature and precipitation) as well as promotional risks. At June 30, 2007, the total notional amount of this exposure was $33 million.

As part of the strategic investments line, the Company purchased a 20% ownership in ChannelRe Holdings, a non-publicly traded financial guaranty reinsurer, which assumed a portfolio of in-force business from MBIA and provides reinsurance services exclusively to MBIA. The underlying risks of this investment are municipal, non-U.S. infrastructure, structured finance transactions and CDOs. ChannelRe Holdings has modest direct exposure to seasoned sub-prime mortgages in its reinsurance portfolio, and no exposure to sub-prime mortgages issued after 2004. ChannelRe Holdings has also guaranteed certain CDOs that include sub-prime mortgage collateral. These have high attachment points (in excess of the rating agency determined AAA levels), and are considered to be well structured. ChannelRe Holdings’ management has informed the Company that it has reviewed its exposure to sub-prime mortgage issues in light of recent developments and rating agency actions and that it does not expect these developments to cause any material increase in losses on its modest direct sub-prime mortgage and high quality CDO exposure. At June 30, 2007, the value of the Company’s investment in ChannelRe Holdings was $97 million. In addition to its investment in ChannelRe Holdings, the Company has also invested $12 million in other private placement equity transactions.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2007 and 2006 (in millions of U.S. dollars):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Gross premiums written	$144	36%	$105	$300	21%	$249
Net premiums written	136	32	103	283	17	242
Net premiums earned	$143	34	$107	$273	20	$227
Life policy benefits	(117)	44	(82)	(213)	26	(169)
Acquisition costs	(29)	(8)	(32)	(60)	(8)	(66)

Technical result	$(3)	(50)	$(7)	$—	(96)	$(8)
Other operating expenses	(8)	14	(7)	(15)	10	(14)
Net investment income	15	19	13	26	13	24

Allocated underwriting result(1)	$4	NM	$(1)	$11	364	$2

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 15% and 13% of total net premiums written in the three months and six months ended June 30, 2007, respectively.

Three-month result

The increases in gross and net premiums written and net premiums earned during the three months ended June 30, 2007 compared to the same period in 2006 resulted from an increase in all lines, but was more evident in the mortality line. Growth in the mortality line resulted from intrinsic growth in the business written by the Company’s cedants, which resulted in more volume ceded to the Company on existing treaties, and new business generated by the Company. Net premiums written were also impacted by a positive premium adjustment of $6 million received from a cedant for a longevity treaty in 2007. In addition, the U.S. dollar weakened, on average, in the three months ended June 30, 2007 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by 28%, 24% and 26%, respectively.

Six-month result

The increases in gross and net premiums written and net premiums earned during the six months ended June 30, 2007 compared to the same period in 2006 resulted from an increase in all lines, but was more evident in the mortality line as described above. In addition, the U.S. dollar weakened, on average, in the six months ended June 30, 2007 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by 12%, 9% and 12% respectively.

Life policy benefits

Three-month result

Life policy benefits increased by $35 million, or 44%, in the three months ended June 30, 2007 compared to the same period in 2006. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 34% increase in net premiums earned for this segment. Life policy benefits for the three months ended June 30, 2007 included net adverse prior year development of $2 million compared to net adverse prior year development of $5 million in 2006. The net adverse development of $2 million reported in the three months ended June 30, 2007 included net adverse loss development in the longevity line of $8 million partially offset by net favorable loss development in the mortality and health lines of $6 million. The net prior year development was primarily due to the receipt of additional reported loss information from cedants. In addition, the Company recorded incurred losses of $9 million and $1 million in the three months ended June 30, 2007 and 2006, respectively, reported by a cedant for a longevity treaty in run-off. The 2006 period also included a reduction in incurred losses of $3 million reported by a cedant for a health treaty.

Six-month result

Life policy benefits increased by $44 million, or 26%, in the six months ended June 30, 2007 compared to the same period in 2006. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 20% increase in net premiums earned for this segment. Life policy benefits for the six months ended June 30, 2007 included net favorable prior year development of $5 million compared to net adverse prior year development of $5 million in 2006. The net favorable development of $5 million reported in the six months ended June 30, 2007 included net favorable loss development in the mortality line of $16 million partially offset by net adverse loss development in the longevity line of $11 million. The net prior year development was primarily due to the receipt of additional reported loss information from cedants. In addition, the Company recorded a loss reduction of $2 million in the six months ended June 30, 2007 and incurred losses of $2 million in the six months ended June 30, 2006 reported by a cedant for a longevity treaty in run-off. The 2006 period also included a reduction in incurred losses of $3 million reported by a cedant for a health treaty.

Acquisition costs

Three-month result

The decrease of $3 million in acquisition costs in the three months ended June 30, 2007 compared to the same period of 2006 was primarily attributable to a change in reporting by a cedant to reduce acquisition costs on a mortality treaty compared to the same period of 2006. The 2007 period included a profit commission of $3 million reported by a cedant for a longevity treaty, while the 2006 period included higher acquisition costs for the health line resulting from sliding scale and profit commission experience adjustments and an additional $4 million reported by a cedant for a longevity treaty.

Six-month result

The decrease of $6 million in acquisition costs in the six months ended June 30, 2007 compared to the same period of 2006 was primarily attributable to a change in reporting by a cedant to reduce acquisition costs on a mortality treaty compared to the same period of 2006. The 2007 period included profit commissions and adjustments totaling $9 million reported by cedants for longevity treaties while the 2006 period included higher acquisition costs for the health line resulting from sliding scale and profit commission experience adjustments and an additional $7 million reported by a cedant for a longevity treaty.

Net investment income

Three-month result and six-month result

Net investment income increased by $2 million for the three months and six months ended June 30, 2007 compared to the same periods of 2006 as a result of higher invested assets from the growth in the book of business. The comparison for the six month periods was also affected by $3 million lower net investment income reported by a cedant for a longevity treaty in the six months of 2007 compared to 2006.

Allocated underwriting result

Three-month result

The increase of $5 million in allocated underwriting result in the three months ended June 30, 2007 compared to the same period in 2006 is primarily attributable to an increase in profitability of the mortality line and by the improvement of $3 million in net adverse prior year development, partially offset by a profit commission adjustment reported by a cedant.

Six-month result

The increase of $9 million in allocated underwriting result in the six months ended June 30, 2007 compared to the same period in 2006 is primarily attributable to an increase in profitability of the mortality line and to the improvement of $10 million in net prior year development, partially offset by profit commission adjustments reported by cedants.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and six months ended June 30, 2007 and 2006 was as follows:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Non-life
Property and Casualty
Property	15%	15%	19%	19%
Casualty	14	18	16	19
Motor	4	3	6	6
Worldwide Specialty
Agriculture	6	6	3	4
Aviation/Space	6	6	4	4
Catastrophe	15	16	16	16
Credit/Surety	7	7	6	5
Engineering	6	5	4	4
Energy	2	3	2	2
Marine	3	3	3	3
Specialty property	2	2	3	3
Specialty casualty	4	2	4	3
ART	1	1	1	1
Life	15	13	13	11

Total	100%	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line and segment between the 2007 and 2006 periods, which reflected the Company’s response to existing market conditions. Additionally, the distribution of net premiums written may also be affected by the shift in treaty structure from a proportional to non-proportional basis. Foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: the decrease in premiums resulted principally from timing differences in the recognition of premiums and greater downward premium adjustments reported by cedants in 2007 compared to 2006.

•	Life: as part of its diversification strategy, the Company continues to steadily increase the proportion of its life business.

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

The distribution of gross premiums written by type of treaty for the three months and six months ended June 30, 2007 and 2006 was as follows:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Non-life Segment
Proportional	53%	54%	45%	44%
Non-proportional	25	27	36	39
Facultative	5	5	4	5
Life Segment
Proportional	16	13	12	10
Non-proportional	—	—	2	1
ART Segment
Non-proportional	1	1	1	1

Total	100%	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business and by the timing of receipt by the Company of certain accounts and premium adjustments by cedants in the Non-life and Life segments.

The decrease in the percentage of non-proportional gross premiums written for the Non-life segment resulted primarily from timing differences in the recognition of premiums in the U.S. sub-segment due to a modest shift from minimum and deposit premiums, which are recognized at the inception of the treaty, to premiums under proportional treaties, which are recognized over the risk period.

The increase in the percentage of proportional gross premiums written for the Life segment resulted from the increase in the Company’s mortality business. In addition, changes in average foreign exchange rates affect the period-to-period comparisons for all treaty types.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and six months ended June 30, 2007 and 2006 was as follows:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
North America	47%	50%	42%	43%
Europe	40	36	46	44
Asia, Australia and New Zealand	8	9	7	8
Latin America, Caribbean and Africa	5	5	5	5

Total	100%	100%	100%	100%

The distribution of gross premiums written was comparable between both periods. In addition, the distribution of gross premiums for all non-U.S. regions was affected by foreign exchange fluctuations which increased the non-U.S. premiums as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The percentage of gross premiums written by source for the three months and six months ended June 30, 2007 and 2006 was as follows:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Broker	72%	71%	70%	69%
Direct	28	29	30	31

The distribution of gross premiums written was comparable between both periods.

Net Investment Income

Net investment income by asset source for the three months and six months ended June 30, 2007 and 2006 was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Fixed maturities	$100	29%	$77	$194	26%	$154
Short-term investments, trading securities, cash and cash equivalents	14	(9)	16	29	7	27
Equities	10	5	9	20	9	18
Funds held and other	12	14	10	18	(3)	18
Investment expenses	(5)	12	(4)	(11)	11	(9)

Net investment income	$131	21	$108	$250	20	$208

Three-month result

Net investment income increased in the three months ended June 30, 2007 compared to the same period of 2006 due to:

•

an increase in net investment income from fixed maturities, equities and funds held in the three months ended June 30, 2007 compared to the same period in 2006, primarily due to an increase in the asset base resulting from the reinvestment of cash flows from operations of $963 million excluding the net sale of $193 million of trading securities since June 30, 2006 and to higher interest rates prevailing during the three months of 2007 compared to the same period of 2006;

•	the weakening of the U.S. dollar, on average, in the three months ended June 30, 2007 compared to the same period in 2006 contributed 2% of the increase in net investment income; partially offset by

•

a decrease in net investment income from short-term investments, trading securities, and cash and cash equivalents in the three months ended June 30, 2007 compared to the same period in 2006, primarily due to the increased asset allocation during the 2006 period to cash and cash equivalents, trading securities and U.S. government securities from equity securities to keep the portfolio duration shorter than its neutral duration; and

•	an increase in investment expenses resulting from the increase in the asset base.

Six-month result

Net investment income increased in the six months ended June 30, 2007 compared to the same period of 2006 due to:

•

an increase in net investment income from fixed maturities, equities, short-term investments, trading securities, and cash and cash equivalents in the first six months of 2007 compared to the same period in 2006, primarily due to an increase in the asset base since June 30, 2006 as noted above and to higher interest rates prevailing during the first six months of 2007 compared to the same period of 2006;

•	the weakening of the U.S. dollar, on average, in the first six months of 2007 compared to the same period in 2006 contributed 2% of the increase in net investment income; partially offset by

•	an increase in investment expenses resulting from the increase in the asset base.

Net Realized Investment Losses

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

Proceeds from the sale of investments classified as available for sale for the three months and six months ended June 30, 2007 were $1,490 million and $2,892 million, respectively. Realized investment gains and losses on securities classified as available for sale for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Gross realized gains	$55	$62	$84	$171
Gross realized losses excluding other-than-temporary impairments	(28)	(84)	(47)	(145)
Other-than-temporary impairments	(64)	(20)	(74)	(21)

Total net realized investment (losses) gains on available for sale securities	$(37)	$(42)	$(37)	$5

The components of net realized investment gains or losses for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Net realized investment losses on available for sale fixed maturities and short-term investments, excluding other-than-temporary impairments	$(20)	$(12)	$(25)	$(20)
Net realized investment gains (losses) on available for sale equities, excluding other-than-temporary impairments	47	(10)	62	46
Other-than-temporary impairments	(64)	(20)	(74)	(21)
Net realized investment gains on trading securities	11	—	25	11
Change in net unrealized investment gains or losses on trading securities	(4)	(19)	(20)	(8)
Net realized and unrealized investment (losses) gains on equity securities sold but not yet purchased	(5)	8	(8)	(3)
Net realized and unrealized investment gains on designated hedging activities	3	3	5	5
Net realized and unrealized losses on other invested assets	(18)	—	(17)	—
Other realized and unrealized investment losses	(4)	(9)	(1)	(13)

Total net realized investment (losses) gains	$(54)	$(59)	$(53)	$(3)

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share, but reduce accumulated other comprehensive income in the Consolidated Balance Sheet, except for those related to trading securities, which are recorded immediately as realized investment losses. See Critical Accounting Policies and Estimates—Other-than-Temporary Impairment of Investments in Item 7 of Part II and Note 2(f) to Consolidated Financial Statements of the Company’s 2006 Annual Report on Form 10-K/A.

Three-month result

Net realized investment gains on the sale of equity securities were $57 million higher in the three months ended June 30, 2007 compared to the same period of 2006, while net realized investment losses on the sale of fixed maturity securities were $8 million higher than 2006. In addition, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $64 million (of which $41 million related to fixed maturity securities and $23 million related to equity securities) and $20 million for the three months ended June 30, 2007 and 2006, respectively. The other-than-temporary impairment charges and the losses on fixed maturity securities were mainly the result of rising interest rates, which reduced the fair value of the fixed income portfolio. The Company also recorded other-than-temporary impairment charges on a handful of equity securities with large unrealized loss positions. Typically, the Company considers impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security prior to a decision to dispose of the security.

Net realized investment gain on trading securities, change in net unrealized investment gains or losses on trading securities and net realized and unrealized investment (losses) gains on equity securities sold but not yet purchased result from the timing of disposition and the change in market value of the trading securities.

The increase in net realized and unrealized losses on other invested assets for the three months ended June 30, 2007 compared to the same period in 2006 resulted primarily from the increase of $14 million in losses related to treasury futures used by the Company to manage the investment portfolio duration.

Six-month result

Net realized investment gains on the sale of equity securities were $16 million higher in the six months ended June 30, 2007 compared to the same period of 2006, while net realized investment losses on the sale of fixed maturity securities were $5 million higher than 2006. In addition, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $74 million (of which $44 million related to fixed maturity securities and $30 million to equity securities) and $21 million for the six months ended June 30, 2007 and 2006, respectively, mainly as a result of rising interest rates, which reduced the fair value of the fixed income portfolio. The Company also recorded other-than-temporary impairment charges on a handful of equity securities with large unrealized loss positions.

The increase in net realized and unrealized losses on other invested assets for the six months ended June 30, 2007 compared to the same period in 2006 resulted primarily from the increase of $18 million in losses related to treasury futures used by the Company to manage the investment portfolio duration.

Other Income (Loss)

Other loss for the three months and six months ended June 30, 2007 was $9 million and $8 million, respectively, compared to other income for the three months and six months ended June 30, 2006 of $13 million and $20 million, respectively. The other income (loss) primarily reflected income or losses on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. See the discussion of the ART segment included in the section Review of Net Income—Results by Segment above.

Other Operating Expenses

Other operating expenses for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2007	% Change 2007 over 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2007	% Change 2007 over 2006	For the six months ended June 30, 2006
Other operating expenses	$80	5%	$76	$159	5%	$151

Three-month result

Other operating expenses are comprised primarily of personnel and infrastructure costs and represented 9% of total net premiums earned (both life and non-life) in the three months ended June 30, 2007 and 2006. The increase in operating expenses of 5% in the three months ended June 30, 2007 compared to the same period of 2006 consisted primarily of increases in personnel costs of $3 million and consulting and professional fees of $1 million. Without the contribution of foreign exchange, other operating expenses would have increased by 2% in the three months ended June 30, 2007 compared to the same period in 2006.

Six-month result

Other operating expenses represented 9% of total net premiums earned in the six months ended June 30, 2007 and 2006. The increase in operating expenses of 5% in the six months ended June 30, 2007 compared to the same period of 2006 consisted primarily of increases in personnel costs of $8 million and consulting and professional fees of $3 million, partially offset by decreases of $3 million in depreciation and other costs. Without the contribution of foreign exchange, other operating expenses would have increased by 2% in the six months ended June 30, 2007 compared to the same period in 2006.

Financial Condition, Liquidity and Capital Resources

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A. The following discussion of Financial Condition, Liquidity and Capital Resources at June 30, 2007 focuses only on material changes from December 31, 2006.

Investments

Total investments and cash were $10.9 billion at June 30, 2007, compared to $10.7 billion at December 31, 2006. The major factors influencing the increase in the six-month period ended June 30, 2007 were:

•	net cash provided by operating activities of $462 million, after excluding $514 million net sales of trading securities; and

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $101 million; offset by

•

net payment for the Company’s common shares of $54 million resulting from the repurchase of common shares of $78 million under the Company’s share repurchase program, partially offset by $24 million related to the issuance of common shares under the Company’s equity plans;

•	decrease in net payable for securities purchased, including equity securities sold but not yet repurchased, of $64 million;

•	dividend payments on common and preferred shares totaling $66 million; and

•

decrease in the market value (realized and unrealized) of the investment portfolio of $116 million resulting from the decrease in market value of fixed income portfolio of $158 million, offset by the increase in market value of the equity portfolio of $42 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At June 30, 2007, the liability funds totaled $6.7 billion and were comprised of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $4.4 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stock, private equity investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Available for Sale Investments

At June 30, 2007, investments classified as available for sale comprised approximately 99% of the Company’s total investments (excluding other invested assets), with 1% being classified as trading securities. At June 30, 2007, approximately 97% of the Company’s fixed income securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 95% of the invested assets currently held by the Company are publicly traded. The average duration of the Company’s investment portfolio was 3.9 years at June 30, 2007 and 4.1 years at December 31, 2006, which closely matches the duration of the Company’s liabilities. Fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 5.2% at June 30, 2007 compared to 4.9% at December 31, 2006, reflecting higher interest rates. The Company’s investment portfolio generated a total return of 2.3% for the six-month period ended June 30, 2007 compared to 2.0% for the same period in 2006.

During the past few years, as credit spreads have narrowed, the Company has found fewer opportunities to invest prudently in credit risk. Therefore, the Company decreased its proportional exposure to credit risks while increasing its allocation to government securities and cash equivalents. At June 30, 2007, the percentage allocation to cash equivalents and government securities reached the highest level in the last five years.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as available for sale at June 30, 2007 were as follows (in millions of U.S. dollars):

June 30, 2007	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$1,491	$4	$(20)	$1,475
—other foreign governments	2,326	13	(30)	2,309
—corporate	2,572	16	(38)	2,550
—mortgage/asset-backed securities	1,876	1	(38)	1,839

Total fixed maturities	8,265	34	(126)	8,173
Short-term investments	87	—	—	87
Equities	1,309	130	(22)	1,417

Total	$9,661	$164	$(148)	$9,677

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

U.S. governments included both U.S. treasuries and agencies of the U.S. government. At June 30, 2007, U.S. treasuries accounted for 71% of this category. While U.S. treasuries and U.S. agencies are not rated, they are generally considered to have credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At June 30, 2007, 95% of this category was rated AAA, while investment grade government and agency obligations of the Organization for Economic Cooperation and Development countries accounted for the remaining 5% of this category. The largest three foreign government issuers (Germany, Canada, and the United Kingdom) accounted for 88% of this category at June 30, 2007.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At June 30, 2007, 95% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 63% were rated A or better. While the ten largest issuers accounted for less than 19% of the corporate bonds, no single issuer accounted for more than 4% of the total at June 30, 2007. At June 30, 2007, 83% of this category was comprised of U.S. bonds, and 46% were bonds within the financial sector.

In the mortgage/asset-backed securities category, 87% of the investments were U.S. mortgage-backed securities at June 30, 2007. These securities have generally a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company did not have exposure to these types of securities in its own portfolio at June 30, 2007. The remaining 13% of this category was comprised of non-U.S. mortgage-backed securities and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that 13% were Dutch and Danish mortgage-backed and asset-backed securities, which accounted for 8% of this category and were rated AAA. Asset-backed securities accounted for the remaining 5% of this category.

Short-term securities classified as available for sale were primarily obligations of the German and Canadian governments with maturities of less than six months.

Publicly traded common stocks comprised 79% of equities at June 30, 2007. The majority of the remaining balance was comprised of a $232 million bank loan portfolio, which accounted for 16% of the equities, with the balance in high yield, convertibles and alternative investments. Of the publicly traded common stocks, U.S. issuers represented 93% of the total equities at June 30, 2007. While the ten largest common stocks accounted for less than 22% of the equities held by the Company at June 30, 2007, no single common stock issuer accounted for more than 4%. At June 30, 2007, the largest publicly traded common stock exposure of the ten major economic sectors was 23% in consumer non-cyclicals while other sectors over 10% included communications at 21%, financials at 17% and technology at 11%.

For the six months ended June 30, 2007, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $74 million ($44 million related to fixed maturity securities and $30 million related to equity securities). See Note 2(f) to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A for a discussion of the Company’s accounting policies for investments and other-than-temporary impairments.

At June 30, 2007, the Company had more than 700 securities with gross unrealized losses. Of the gross unrealized losses of $148 million at June 30, 2007 on investments classified as available for sale, 68% related to investment positions that were carried at an unrealized loss for less than 12 months compared to 42% at December 31, 2006. Total gross unrealized losses on fixed maturities were $126 million at June 30, 2007, of which $122 million were attributable to investment-grade securities and $4 million attributable to securities rated below investment-grade. The Company’s investment security with the largest unrealized loss position at June 30, 2007, for which an other-than-temporary impairment charge has not been taken, had a gross unrealized loss of $6 million, representing 2% of the amortized cost of the security, which is rated AAA. The unrealized loss, and the majority of the unrealized losses on fixed maturity securities classified as available for sale for which an other-than-temporary impairment charge has not been taken, are due to changes in interest rates.

At June 30, 2007, the unrealized losses on the Company’s U.S. and foreign government securities resulted from interest rate increases. The majority of the government securities are rated AAA, and the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The Company’s unrealized losses on investments in corporate bonds were also primarily due to interest rate increases, largely related to investment-grade securities. The unrealized losses on these high quality corporate bonds were distributed across many industries, with the financial and industrial sectors contributing the largest portion of unrealized losses. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were also due to interest rate increases. Almost all the mortgage and asset-backed securities were issued by agencies of the U.S. government, and therefore it is expected that the securities would not be settled at a price less than the par value of the securities.

The Company’s investments in equity securities consist primarily of investments in common stock of companies in various industries and investments in private equity funds. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. The largest equity unrealized loss at June 30, 2007, for which an other-than-temporary impairment charge has not been taken, was an unrealized loss of $3 million, representing 8% of the cost of the security.

The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. The Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value, and after considering the other-than-temporary impairment charges already taken, does not consider those investments to be other-than-temporarily impaired at June 30, 2007. At June 30, 2007, Management believed that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken. The Company currently does not have any exposure to the sub-prime mortgage sector in its investment portfolio, and consequently, the Company’s other-than temporary impairment charge for the three and six months ended June 30, 2007 did not include any write-downs related to sub-prime mortgage issues.

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at June 30, 2007, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$869	$867
More than one year through five years	2,964	2,942
More than five years through ten years	2,282	2,240
More than ten years	361	372

Subtotal	6,476	6,421
Mortgage/asset-backed securities	1,876	1,839

Total	$8,352	$8,260

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at June 30, 2007 was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Gross Unrealized Losses
One year or less	$793	$791	$(2)
More than one year through five years	2,353	2,319	(34)
More than five years through ten years	1,603	1,558	(45)
More than ten years	189	182	(7)

Subtotal	4,938	4,850	(88)
Mortgage/asset-backed securities	1,539	1,501	(38)

Total	$6,477	$6,351	$(126)

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at June 30, 2007:

% of total fixed income securities
Rating Category
AAA	70%
AA	5
A	12
BBB	10
Below investment-grade/unrated	3

100%

Other Investments

Fixed maturities, short-term and equity investments that are bought and held principally for the purpose of selling in the near term are classified as trading securities. The market value of investments classified as trading securities was $73 million and $600 million at June 30, 2007 and December 31, 2006, respectively. The decrease in trading securities is mainly due to a change in asset allocation from the equity trading portfolio to the available for sale equity and fixed maturity portfolios due to increased uncertainty as to future values of equity securities given current and prospective economic conditions. Included in the total market value of trading securities at June 30, 2007 was $21 million related to convertible fixed income securities and $52 million related to equity securities. At June 30, 2007, the net unrealized investment gain on trading securities was approximately $3 million.

The Company also owns other invested assets, consisting primarily of investments in non-publicly traded companies, private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. See the ART segment included in the section Review of Net Income—Results by Segment above for a discussion on other invested assets.

Included in net payable for securities purchased at June 30, 2007 and December 31, 2006 was $50 million and $70 million, respectively, of equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale. The change in net unrealized investment gains or losses on equity securities sold but not yet purchased was a loss of $3 million for the first six months of 2007, compared to a gain of $2 million for the same period in 2006.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at June 30, 2007 have not changed significantly since December 31, 2006. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2007. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A for additional information concerning losses and loss expenses.

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At June 30, 2007 and December 31, 2006, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $6,945 million and $6,871 million, respectively. The following table provides a reconciliation of the net non-life reserves for unpaid losses and loss expenses for the first six months of 2007 (in millions of U.S. dollars):

For the six months ended June 30, 2007
Net liability at December 31, 2006	$6,732
Net incurred losses related to:
Current year	1,019
Prior years	(229)

790
Net paid losses	(797)
Effects of foreign exchange rate changes	91

Net liability at June 30, 2007	$6,816

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income—Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Net incurred losses for the six months ended June 30, 2007 included $51 million for European Windstorm Kyrill. The non-life ratio of paid losses to net premiums earned was 55%, while the non-life ratio of paid losses to incurred losses was 101% for the six months ended June 30, 2007, compared to 64% and 107%, respectively for the same period in 2006. The high non-life ratio of paid losses to incurred losses in the six month periods reflected payments on the large 2005 and 2004 catastrophic loss events. As of June 30, 2007, approximately 90% and 80% of the Company’s ultimate loss estimates related to the 2004 Atlantic hurricanes and the large 2005 catastrophic losses, respectively, were paid.

Policy Benefits for Life and Annuity Contracts

At June 30, 2007 and December 31, 2006, the Company recorded gross policy benefits for life and annuity contracts of $1,494 million and $1,431 million, respectively. The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the first six months of 2007 (in millions of U.S. dollars):

For the six months ended June 30, 2007
Net liability at December 31, 2006	$1,388
Net incurred losses	213
Net paid losses	(176)
Effects of foreign exchange rate changes	30

Net liability at June 30, 2007	$1,455

See Review of Net Income—Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2006 Annual Report on Form 10-K/A. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at June 30, 2007 have not changed materially compared to December 31, 2006.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at June 30, 2007 was $3.9 billion, a 4% increase compared to $3.8 billion at December 31, 2006. The major factors contributing to the increase in shareholders’ equity in the six-month period ended June 30, 2007 were:

•	net income of $274 million; and

•

a $41 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe Holdings Europe Limited (formerly PartnerRe Holdings Ireland Limited) and its subsidiaries and PartnerRe SA’s financial statements into the U.S. dollar; offset by

•	a $9 million decrease in opening retained earnings due to the adoption of FIN 48;

•

a net decrease of $41 million, due to the repurchase of common shares of $78 million under the Company’s share repurchase program, offset by the issuance of common shares under the Company’s equity plans and compensation expense related to the Company’s employee equity plans of $37 million;

•

a $47 million decrease in net unrealized gains and losses on investments, net of deferred taxes, recorded in shareholders’ equity resulting from changes in the fair value of investments, realization of net gains and losses on sales of securities and other-than-temporary impairments; and

•	dividends declared on both the Company’s common and preferred shares of $66 million.

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

During the first six months of 2007, the Company repurchased in the open market under its authorized share repurchase program, 1,073,100 of its common shares at a total cost of approximately $78 million, of which 585,800 common shares, or approximately $44 million, are currently held in treasury and are available for reissuance. In May 2007, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At June 30, 2007, the Company had 4.4 million common shares remaining under its current share repurchase authorization.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that over time, growth in the Company’s diluted book value per share should translate into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding. During the first six months of 2007, diluted book value per share increased by 5.2% to $58.96 at June 30, 2007, compared to the December 31, 2006 diluted book value per share of $56.07.

The table below sets forth the capital structure of the Company at June 30, 2007 and December 31, 2006 (in millions of U.S. dollars):

	June 30, 2007		December 31, 2006
Capital Structure:
Long-term debt	$620	13%	$620	13%
Capital efficient notes(1)	250	5	250	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	5	230	5
Common shareholders’ equity	3,417	71	3,266	70

Total Capital	$4,807	100%	$4,656	100%

(1)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1,052 million at June 30, 2007, compared to $989 million at December 31, 2006. Cash flows from operations for the six months ended June 30, 2007 increased to $976 million from $312 million in the same period in 2006. This increase in cash flows from operations was mainly due to a change in asset allocation to sell approximately $514 million of trading securities, which are classified as operating cash flows under U.S. GAAP, and higher underwriting cash inflows due to lower paid losses in the six months of 2007 compared to the same period in 2006. Without the impact of trading securities, net cash provided by operating activities would have been $462 million and $381 million for the six months ended June 30, 2007 and 2006, respectively.

The decrease in paid losses in the first six months of 2007 reflects lower payments on the 2004 and 2005 catastrophes compared to the same period in 2006. Paid losses for the six months ended June 30, 2007 and June 30, 2006 included approximately $151 million and $286 million, respectively, related to the large 2005 and 2004 catastrophic loss events. The increase in cash flows from operations is also related to an increase in cash receipts related to the 20% increase in net investment income in the first six months of 2007, compared to the same period in 2006. The growth in net investment income is a result of cumulative cash flows added to the portfolio, as well as the contribution of rising interest rates.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company relies primarily on cash dividends and payments from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from its subsidiaries to be the principal source of its funds to pay expenses and dividends.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. See Liquidity and Credit Facilities in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A for a detailed discussion of the impact of a significant downgrade in ratings.

Our current financial strength ratings are:

Standard & Poor’s	AA-/stable
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/stable

Credit Facilities and Off-Balance Sheet Arrangements

Credit facilities and off-balance sheet arrangements at June 30, 2007 have not changed significantly since December 31, 2006. See Credit Facilities and Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Currency

See Results of Operations and Review of Net Income above for a discussion on net foreign exchange losses for the three months and six months ended June 30, 2007 and 2006.

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

Recent Accounting Pronouncements

See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2006 Annual Report on Form 10-K/A. The following discussion of market risks at June 30, 2007 focuses only on material changes from December 31, 2006 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related reinsurance liabilities. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At June 30, 2007, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 3.9% (or approximately $367 million) decrease in fair value of investments exposed to interest rates, or approximately 3.3% and 9.3% decrease of the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

The table below summarizes the Company’s gross and net exposure on its June 30, 2007 Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	Euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$2,200	$474	$532	$—	$—	$184	$3,390
Other net liabilities	(1,945)	(298)	(440)	(145)	(32)	(449)	(3,309)

Total foreign currency risk	255	176	92	(145)	(32)	(265)	81
Total derivative amount	270	(115)	55	168	39	248	665

Net foreign currency exposure	$525	$61	$147	$23	$7	$(17)	$746

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investments in PartnerRe SA, whose functional currency is the euro and its Canadian branch, whose functional currency is the Canadian dollar, and PartnerRe Holdings Europe Limited (formerly PartnerRe Holdings Ireland Limited) and its subsidiaries, whose functional currencies are the euro, which the Company does not hedge, partially offset by net short or long exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $75 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company manages this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At June 30, 2007, approximately 70% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 87% was rated A- or better and 3% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

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

The credit risks that the Company is exposed to have not changed materially since December 31, 2006. See Credit Risk in Item 7A of Part II of the Company’s 2006 Annual Report on Form 10-K/A for a discussion of the credit risks identified above.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale (fair market value of $1,417 million at June 30, 2007). The Company also holds marketable equity securities classified as trading securities (fair market value of $52 million at June 30, 2007). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $50 million at June 30, 2007, which represent sales of securities not owned at the time of sale. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.91. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 9.1% (or approximately $132 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1.2% and 3.4% increase or decrease of the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 4.        CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2007, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

See Legal Proceedings in Item 3 of Part I of the Company’s 2006 Annual Report on Form 10-K/A.

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

See Risk Factors in Item 1A of Part I of the Company’s 2006 Annual Report on Form 10-K/A for a complete review of important risk factors. The following discussion supplements the operating risk factors that could have a material impact on the Company results of operations or financial condition.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)(2)	(d) Maximum number of shares that may yet be purchased under the program(2)
04/01/2007-04/30/2007	—	—	—	3,806,351
05/01/2007-05/31/2007	376,800	75.46	376,800	4,623,200
06/01/2007-06/30/2007	209,000	75.22	209,000	4,414,200

Total	585,800	75.38	585,800

(1)	The Company repurchased an aggregate of 585,800 of its common shares in the open market during the three months ended June 30, 2007 pursuant to its repurchase program.
(2)	In May 2007, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 4,414,200 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of shareholders of the Company was held on May 10, 2007. The shareholders elected the Class II Directors, Mr. Rollwagen, Mr. Baumgartner, Mr. Montupet and Mr. Stanca to hold office until the Annual General Meeting of shareholders in the year 2010 or until their successors are elected or appointed.

The number of votes cast For and Withheld for each of the above is set forth below:

	For	Withheld
John Rollwagen	47,888,594	75,443
Vito H. Baumgartner	47,851,962	112,075
Jean-Paul Montupet	47,911,538	52,499
Lucio Stanca	47,851,683	112,354

The term of office of the Company’s Class III Directors (Judith Hanratty, Rémy Sautter, Patrick A. Thiele and Jürgen Zech) and its Class I Directors (Robert M. Baylis, Jan H. Hoelsboer and Kevin M. Twomey), continue until the Company’s 2008 and 2009 Annual General Meetings, respectively.

The shareholders also re-appointed Deloitte & Touche to serve as the Company’s independent registered public accounting firm until the 2008 Annual General Meeting of shareholders by a vote of 47,943,082 For, 10,373 Against and 10,582 Abstaining.

The shareholders resolved to change the Bye-Laws to authorize the Company to acquire and hold shares as “Treasury Shares”, by a vote of 47,877,343 For, 67,210 Against and 19,484 Abstaining.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

(a) Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.2	Amended and Restated Bye-laws

10.1	Letter Agreement between the Company and Patrick Thiele dated May 15, 2007

11.1	Statements Regarding Computation of Net Income Per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

	By:	/s/ PATRICK A. THIELE
	Name:	Patrick A. Thiele
	Title:	President & Chief Executive Officer
Date: August 9, 2007

	By:	/s/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice President & Chief Financial Officer
Date: August 9, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit

3.2	Amended and Restated Bye-laws

10.1	Letter Agreement between the Company and Patrick Thiele dated May 15, 2007

11.1	Statements Regarding Computation of Net Income per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications