Form 10-Q
period 2007-09-30
PARTNERRE LTD
filed 2007-11-07
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of October 31, 2007 was 55,588,593.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
November 7, 2007

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2007	December 31, 2006
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2007, $8,964,146; 2006, $7,852,798)	$8,969,603	$7,835,680
Short-term investments, available for sale, at fair value (amortized cost: 2007, $122,266; 2006, $133,872)	122,416	133,751
Equities, available for sale, at fair value (cost: 2007, $1,224,397; 2006, $920,913)	1,324,198	1,015,144
Trading securities, at fair value (cost: 2007, $135,733; 2006, $578,445)	140,520	599,972
Other invested assets	138,437	105,390

Total investments	10,695,174	9,689,937
Cash and cash equivalents, at fair value, which approximates amortized cost	834,259	988,788
Accrued investment income	147,399	157,923
Reinsurance balances receivable	1,774,779	1,573,566
Reinsurance recoverable on paid and unpaid losses	166,926	168,840
Funds held by reinsured companies	1,097,801	1,002,402
Deferred acquisition costs	660,831	542,698
Deposit assets	366,657	306,212
Net tax assets	—	17,826
Goodwill	429,519	429,519
Other assets	73,543	70,514

Total assets	$16,246,888	$14,948,225

Liabilities
Unpaid losses and loss expenses	$7,110,240	$6,870,785
Policy benefits for life and annuity contracts	1,622,564	1,430,691
Unearned premiums	1,535,611	1,215,624
Reinsurance balances payable	194,438	115,897
Ceded premiums payable	6,909	17,213
Funds held under reinsurance treaties	30,651	21,257
Deposit liabilities	403,210	350,763
Net payable for securities purchased	45,827	90,331
Net tax liabilities	34,521	—
Accounts payable, accrued expenses and other	160,089	172,212
Long-term debt	620,000	620,000
Debt related to capital efficient notes	257,605	257,605

Total liabilities	12,021,665	11,162,378

Shareholders’ Equity
Common shares (par value $1.00, issued: 2007, 57,145,463; 2006, 57,076,312)	57,145	57,076
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 11,600,000; aggregate liquidation preference: 2007 and 2006, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 9,200,000; aggregate liquidation preference: 2007 and 2006, $230,000,000)	9,200	9,200
Additional paid-in capital	1,424,601	1,413,977
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2007, $18,983; 2006, $15,429)	81,504	56,913
Currency translation adjustment	162,033	68,734
Unfunded pension obligation (net of tax of: 2007, $2,208; 2006, $2,122)	(7,581)	(7,277)
Retained earnings	2,605,325	2,175,624
Common shares held in treasury, at cost (2007, 1,629,321 shares; 2006, nil)	(118,604)	—

Total shareholders’ equity	4,225,223	3,785,847

Total liabilities and shareholders’ equity	$16,246,888	$14,948,225

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Revenues
Gross premiums written	$877,943	$813,449	$3,087,464	$3,003,905

Net premiums written	$873,474	$807,788	$3,042,733	$2,968,285
Decrease (increase) in unearned premiums	182,921	165,815	(255,020)	(302,898)

Net premiums earned	1,056,395	973,603	2,787,713	2,665,387
Net investment income	135,577	115,110	385,488	323,382
Net realized investment (losses) gains	(3,103)	23,006	(55,982)	19,176
Other income (loss)	5,445	7,897	(2,948)	28,357

Total revenues	1,194,314	1,119,616	3,114,271	3,036,302
Expenses
Losses and loss expenses and life policy benefits	562,132	540,717	1,564,904	1,580,912
Acquisition costs	215,456	220,691	622,493	619,373
Other operating expenses	79,073	80,853	238,004	231,766
Interest expense	13,649	13,671	40,643	39,592
Net foreign exchange losses	3,567	6,141	17,121	13,603

Total expenses	873,877	862,073	2,483,165	2,485,246
Income before taxes and interest in (losses) earnings of equity investments	320,437	257,543	631,106	551,056
Income tax expense	34,825	24,915	77,445	52,891
Interest in (losses) earnings of equity investments	(22,691)	3,213	(16,452)	8,449

Net income	$262,921	$235,841	$537,209	$506,614
Preferred dividends	8,631	8,631	25,894	25,894

Net income available to common shareholders	$254,290	$227,210	$511,315	$480,720

Comprehensive income, net of tax
Net income	$262,921	$235,841	$537,209	$506,614
Change in net unrealized gains or losses on investments, net of tax	71,997	117,890	24,591	(30,870)
Change in currency translation adjustment	52,702	6,659	93,299	46,254
Change in unfunded pension obligation, net of tax	(349)	—	(304)	—

Comprehensive income	$387,271	$360,390	$654,795	$521,998

Per share data
Net income per common share:
Basic net income	$4.55	$4.00	$9.05	$8.47
Diluted net income	$4.44	$3.93	$8.83	$8.33
Weighted average number of common shares outstanding	55,906,565	56,811,746	56,512,693	56,769,894
Weighted average number of common and common share equivalents outstanding	57,329,191	57,800,579	57,888,824	57,686,129
Dividends declared per common share	$0.43	$0.40	$1.29	$1.20

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Common shares
Balance at beginning of period	$57,076	$56,730
Issue of common shares	556	100
Repurchase of common shares	(487)	—

Balance at end of period	57,145	56,830

Preferred shares
Balance at beginning of period	20,800	20,800
Issue (repurchase) of preferred shares	—	—

Balance at end of period	20,800	20,800

Additional paid-in capital
Balance at beginning of period	1,413,977	1,373,992
Issue of common shares	43,921	24,251
Repurchase of common shares	(33,297)	—
Reclassification of deferred compensation under SFAS 123(R)	—	(107)

Balance at end of period	1,424,601	1,398,136

Deferred compensation
Balance at beginning of period	—	(107)
Reclassification of deferred compensation under SFAS 123(R)	—	107

Balance at end of period	—	—

Accumulated other comprehensive income
Balance at beginning of period	118,370	89,663
Change in net unrealized gains or losses on investments, net of tax	24,591	(30,870)
Change in currency translation adjustment	93,299	46,254
Change in unfunded pension obligation, net of tax	(304)	—

Balance at end of period	235,956	105,047

Retained earnings
Balance at beginning of period	2,175,624	1,551,709
Net income	537,209	506,614
Impact of adopting FIN 48	(8,721)	—
Dividends on common shares	(72,893)	(68,085)
Dividends on preferred shares	(25,894)	(25,894)

Balance at end of period	2,605,325	1,964,344

Common shares held in treasury
Balance at beginning of period	—	—
Repurchase of common shares	(118,604)	—

Balance at end of period	(118,604)	—

Total shareholders’ equity	$4,225,223	$3,545,157

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Cash Flows from Operating Activities
Net income	$537,209	$506,614
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	1,499	20,885
Net realized investment losses (gains)	55,982	(19,176)
Changes in:
Net sales (purchases) of trading securities	427,848	(16,126)
Reinsurance balances, net	(56,147)	(173,907)
Reinsurance recoverable on paid and unpaid losses	4,325	35,478
Funds held by reinsured companies	(46,876)	24,889
Deferred acquisition costs	(85,871)	(96,072)
Net tax assets and liabilities	31,686	41,679
Unpaid losses and loss expenses including life policy benefits	96,157	(79,527)
Unearned premiums, net	255,020	302,898
Other changes in operating assets and liabilities	64,112	82,857
Other, net	17,120	13,743

Net cash provided by operating activities	1,302,064	644,235

Cash Flows from Investing Activities
Sales of fixed maturities	3,049,316	2,301,966
Redemptions of fixed maturities	818,063	573,395
Purchases of fixed maturities	(4,800,517)	(3,899,576)
Sales of short-term investments	11,204	17,100
Redemptions of short-term investments	138,972	281,288
Purchases of short-term investments	(130,751)	(160,947)
Sales of equities	1,255,037	8,922,108
Purchases of equities	(1,537,961)	(8,673,085)
Other, net	(39,392)	(3,295)

Net cash used in investing activities	(1,236,029)	(641,046)

Cash Flows from Financing Activities
Cash dividends paid to shareholders	(98,787)	(93,979)
Net (repurchase) issue of common shares and treasury shares	(125,777)	5,171
Contract fees on forward sale agreement	(7,863)	(7,161)

Net cash used in financing activities	(232,427)	(95,969)
Effect of foreign exchange rate changes on cash	11,863	5,323
Decrease in cash and cash equivalents	(154,529)	(87,457)
Cash and cash equivalents—beginning of period	988,788	1,001,378

Cash and cash equivalents—end of period	$834,259	$913,921

Supplemental cash flow information:
Taxes paid	$(45,774)	$(14,063)
Interest paid	$(34,251)	$(35,333)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

In August 2007, the Company announced that Partner Reinsurance Europe Limited, a wholly owned subsidiary of the Company based in Dublin, will, from January 1, 2008, be the principal reinsurance carrier for the Company’s business underwritten in France, Ireland, Switzerland and Canada. Under the new European Union Reinsurance Directive, Partner Reinsurance Europe Limited will be able to operate in all EU member states under a single regulatory framework.

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

The following significant accounting policy was adopted by the Company during the nine months ended September 30, 2007.

(a)	Treasury shares

Common shares repurchased by the Company and not cancelled are recorded, as treasury shares, at cost and result in a reduction of shareholders’ equity in the Condensed Consolidated Balance Sheets. From time to time, the Company may reissue treasury shares.

3.	Recent Accounting Pronouncements

SFAS 155

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and resolves issues addressed in SFAS 133 DIG Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. It permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards and requires disclosure of the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements on the financial statements.

SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated shareholders’ equity and net income.

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

SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated shareholders’ equity and net income.

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

The total amount of unrecognized tax benefits at January 1, 2007 (date of adoption) and September 30, 2007, is as follows (in thousands of U.S. dollars):

	September 30, 2007	January 1, 2007 (date of adoption)
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$34,997	$28,915
Interest and penalties recognized on the above	696	387

Total	$35,693	$29,302

Unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Condensed Consolidated Balance Sheet and its tax basis	$2,229	$2,221
Interest and penalties recognized on the above	—	—

Total	$2,229	$2,221

Total unrecognized tax benefits, including interest and penalties	$37,922	$31,523

The Company recognizes interest and penalties as income tax expense in its Condensed Consolidated Statements of Operations.

Income tax returns are open for examination for the tax years 2003-2006 in France, Switzerland and the United States.

5.	Computation of Net Income per Common and Common Share Equivalents

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Numerator:
Net income	$262,921	$235,841	$537,209	$506,614
Less: preferred dividends	8,631	8,631	25,894	25,894

Net income available to common shareholders	$254,290	$227,210	$511,315	$480,720

Denominator:
Weighted average number of common shares outstanding—basic	55,906.6	56,811.7	56,512.7	56,769.9
Stock options and other	1,422.6	988.9	1,376.1	916.2

Weighted average number of common and common share equivalents outstanding—diluted	57,329.2	57,800.6	57,888.8	57,686.1

Basic net income per share	$4.55	$4.00	$9.05	$8.47
Diluted net income per share	$4.44	$3.93	$8.83	$8.33

6.	Legal Proceedings

Legal proceedings at September 30, 2007 have not changed significantly since December 31, 2006. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

The following tables provide a summary of the segment revenues and results for the three months and nine months ended September 30, 2007 and 2006 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2007

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(A)	Life Segment	Corporate	Total
Gross premiums written	$228	$151	$349	$728	$5	$145	$—	$878
Net premiums written	$228	$151	$347	$726	$5	$142	$—	$873
(Increase) decrease in unearned premiums	(5)	41	139	175	3	5	—	183

Net premiums earned	$223	$192	$486	$901	$8	$147	$—	$1,056
Losses and loss expenses and life policy benefits	(125)	(135)	(165)	(425)	(4)	(133)	—	(562)
Acquisition costs	(57)	(46)	(89)	(192)	(1)	(22)	—	(215)

Technical result	$41	$11	$232	$284	$3	$(8)	$—	$279
Other income	n/a	n/a	n/a	1	4	—	—	5
Other operating expenses	n/a	n/a	n/a	(51)	(5)	(8)	(15)	(79)

Underwriting result	n/a	n/a	n/a	$234	$2	$(16)	n/a	$205
Net investment income	n/a	n/a	n/a	—	—	16	120	136

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$2	$—	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(14)	(14)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(3)	(3)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(35)	(35)
Interest in losses of equity investments	n/a	n/a	n/a	n/a	(23)	n/a	n/a	(23)

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$263

Loss ratio(2)	56.2%	70.3%	33.8%	47.1%
Acquisition ratio(3)	25.4	24.2	18.4	21.4

Technical ratio(4)	81.6%	94.5%	52.2%	68.5%
Other operating expense ratio(5)				5.6

Combined ratio(6)				74.1%

(A)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $2.3 million for the period from April 1, 2007 to June 30, 2007 as the Company reports the results of ChannelRe Holdings on a one-quarter lag. In addition to ChannelRe Holdings’ results, the Company has recorded a charge of $25 million, which represents the Company’s share of anticipated ChannelRe Holdings’ unrealized mark-to-market losses on its credit derivative portfolio for the quarter ended September 30, 2007 (see Note 8).

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended September 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(B)	Life Segment	Corporate	Total
Gross premiums written	$194	$154	$346	$694	$4	$115	$—	$813
Net premiums written	$194	$154	$346	$694	$4	$110	$—	$808
Decrease in unearned premiums	25	48	84	157	4	5	—	166

Net premiums earned	$219	$202	$430	$851	$8	$115	$—	$974
Losses and loss expenses and life policy benefits	(153)	(138)	(153)	(444)	(4)	(93)	—	(541)
Acquisition costs	(54)	(55)	(87)	(196)	(1)	(24)	—	(221)

Technical result	$12	$9	$190	$211	$3	$(2)	$—	$212
Other income	n/a	n/a	n/a	—	8	—	—	8
Other operating expenses	n/a	n/a	n/a	(52)	(5)	(8)	(16)	(81)

Underwriting result	n/a	n/a	n/a	$159	$6	$(10)	n/a	$139
Net investment income	n/a	n/a	n/a	—	—	13	102	115

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$6	$3	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	23	23
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(6)	(6)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(25)	(25)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	3	n/a	n/a	3

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$236

Loss ratio(2)	69.8%	68.4%	35.5%	52.1%
Acquisition ratio(3)	24.7	27.1	20.3	23.1

Technical ratio(4)	94.5%	95.5%	55.8%	75.2%
Other operating expense ratio(5)				6.2

Combined ratio(6)				81.4%

(B)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $3.1 million for the period from April 1, 2006 to June 30, 2006 as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

Segment Information

For the nine months ended September 30, 2007

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(C)	Life Segment	Corporate	Total
Gross premiums written	$657	$613	$1,348	$2,618	$24	$445	$—	$3,087
Net premiums written	$657	$611	$1,326	$2,594	$24	$425	$—	$3,043
Increase in unearned premiums	(51)	(69)	(126)	(246)	(4)	(5)	—	(255)

Net premiums earned	$606	$542	$1,200	$2,348	$20	$420	$—	$2,788
Losses and loss expenses and life policy benefits	(377)	(384)	(454)	(1,215)	(4)	(346)	—	(1,565)
Acquisition costs	(154)	(136)	(247)	(537)	(2)	(83)	—	(622)

Technical result	$75	$22	$499	$596	$14	$(9)	$—	$601
Other income (loss)	n/a	n/a	n/a	1	(4)	—	—	(3)
Other operating expenses	n/a	n/a	n/a	(153)	(11)	(23)	(51)	(238)

Underwriting result	n/a	n/a	n/a	$444	$(1)	$(32)	n/a	$360
Net investment income	n/a	n/a	n/a	—	1	43	341	385

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$—	$11	n/a	n/a
Net realized investment losses	n/a	n/a	n/a	n/a	n/a	n/a	(56)	(56)
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(41)	(41)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(17)	(17)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(78)	(78)
Interest in losses of equity investments	n/a	n/a	n/a	n/a	(16)	n/a	n/a	(16)

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$537

Loss ratio(2)	62.2%	70.8%	37.9%	51.8%
Acquisition ratio(3)	25.4	25.2	20.6	22.9

Technical ratio(4)	87.6%	96.0%	58.5%	74.7%
Other operating expense ratio(5)				6.5

Combined ratio(6)				81.2%

(C)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $8.4 million for the period from October 1, 2006 to June 30, 2007 as the Company reports the results of ChannelRe Holdings on a one-quarter lag. In addition to ChannelRe Holdings’ results, the Company has recorded a charge of $25 million, which represents the Company’s share of anticipated ChannelRe Holdings’ unrealized mark-to-market losses on its credit derivative portfolio for the quarter ended September 30, 2007 (see Note 8).

Segment Information

For the nine months ended September 30, 2006

	U.S. P&C	Global (Non-U.S.) P&C	Worldwide Specialty	Total Non-Life Segment	ART Segment(D)	Life Segment	Corporate	Total
Gross premiums written	$659	$647	$1,304	$2,610	$30	$364	$—	$3,004
Net premiums written	$659	$645	$1,283	$2,587	$30	$351	$—	$2,968
Increase in unearned premiums	(36)	(79)	(171)	(286)	(8)	(9)	—	(303)

Net premiums earned	$623	$566	$1,112	$2,301	$22	$342	$—	$2,665
Losses and loss expenses and life policy benefits	(466)	(370)	(472)	(1,308)	(11)	(262)	—	(1,581)
Acquisition costs	(153)	(153)	(221)	(527)	(3)	(89)	—	(619)

Technical result	$4	$43	$419	$466	$8	$(9)	$—	$465
Other income	n/a	n/a	n/a	—	28	—	—	28
Other operating expenses	n/a	n/a	n/a	(149)	(13)	(22)	(47)	(231)

Underwriting result	n/a	n/a	n/a	$317	$23	$(31)	n/a	$262
Net investment income	n/a	n/a	n/a	—	—	37	286	323

Allocated underwriting result(1)	n/a	n/a	n/a	n/a	$23	$6	n/a	n/a
Net realized investment gains	n/a	n/a	n/a	n/a	n/a	n/a	19	19
Interest expense	n/a	n/a	n/a	n/a	n/a	n/a	(39)	(39)
Net foreign exchange losses	n/a	n/a	n/a	n/a	n/a	n/a	(13)	(13)
Income tax expense	n/a	n/a	n/a	n/a	n/a	n/a	(53)	(53)
Interest in earnings of equity investments	n/a	n/a	n/a	n/a	8	n/a	n/a	8

Net income	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$507

Loss ratio(2)	74.7%	65.4%	42.4%	56.8%
Acquisition ratio(3)	24.6	27.0	19.9	22.9

Technical ratio(4)	99.3%	92.4%	62.3%	79.7%
Other operating expense ratio(5)				6.5

Combined ratio(6)				86.2%

(D)	This segment includes the Company’s share of ChannelRe Holdings’ net income in the amount of $8.2 million for the period from October 1, 2005 to June 30, 2006 as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

8.	Summarized Financial Information of ChannelRe Holdings

The following tables provide summarized financial information of ChannelRe Holdings, which is accounted for using the equity method. As the Company calculates its share of ChannelRe Holdings’ results on a one-quarter lag, the results presented below included summarized financial information as follows:

•	The three-month periods include results from April 1 to June 30.

•	The nine-month periods include results from October 1 to June 30.

In addition to ChannelRe Holdings’ results for the three-month and nine-month periods ended June 30, 2007 below, the Company has recorded an additional charge of $25 million in its Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007. This additional charge represents the Company’s share of anticipated ChannelRe Holdings’ unrealized mark-to-market losses on its credit derivative portfolio, which it expects to incur during the three-month period ended September 30, 2007. Because of the impact of this expected unrealized loss on its results of operations, the Company determined it was appropriate to record this amount in the current period, versus a quarter lag.

As ChannelRe Holdings has a financial year-end of December 31, this quarterly data is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	June 30, 2007	September 30, 2006
Total investments available for sale	$618	$624
Cash and cash equivalents	13	10
Deferred acquisition costs	39	43
Other assets	13	9

Total assets	$683	$686
Deferred premium revenue	$154	$167
Loss and loss adjustment expense reserves	22	19
Other liabilities	15	8

Total liabilities	191	194
Minority interest	137	137
Shareholders’ equity	355	355

Total liabilities, minority interest and shareholders’ equity	$683	$686

In May, 2007, ChannelRe Holdings distributed a dividend of $37.5 million to its shareholders. The Company’s share, $7.5 million, reduced the carrying value of its investment in ChannelRe Holdings.

Income Statement Data (in millions of U.S. dollars):

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the nine months from October 1, 2006 to June 30, 2007	For the nine months from October 1, 2005 to June 30, 2006
Premiums earned	$18	$17	$48	$49
Net investment income	8	6	22	18

Total revenues	26	23	70	67
Losses incurred	2	2	5	5
Amortization of deferred acquisition costs	5	4	12	13
Other expenses	2	2	6	6

Total expenses	9	8	23	24
Net realized losses on investments	—	—	—	(1)
Net losses on derivative instruments and foreign exchange	(6)	—	(5)	(1)

Net realized losses	(6)	—	(5)	(2)
Minority interest	(3)	(4)	(12)	(11)

Net income	$8	$11	$30	$30

There is diversity in practice among financial guarantee insurers and reinsurers with respect to their accounting policies for loss reserves. In April 2007, the FASB issued an Exposure Draft to improve the accounting for financial guarantee insurance contracts. The Exposure Draft, “Accounting for Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No. 60”, would require the recognition of premium revenue when insured contractual payments are made by the issuer of the insured financial obligation. The Exposure Draft would also require recognition of a claim liability prior to a default (insured event) under certain criteria and a more consistent claim liability measurement based on the present value of expected cash flows. The FASB plans to begin redeliberations of the Exposure Draft in the fourth quarter of 2007. The Company cannot currently assess how the Exposure Draft will impact the Company’s investment in ChannelRe Holdings.

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

See Executive Overview, Key Financial Measures and Other Key Issues of Management in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates at September 30, 2007 have not changed materially compared to December 31, 2006. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and income taxes and focuses only on material changes from December 31, 2006.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended September 30, 2007 and 2006, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net favorable (adverse) reserve development for the Company’s Non-life segment for the three months and nine months ended September 30, 2007 and 2006 (in millions of U.S. dollars):

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Prior year favorable (adverse) loss development:
Non-life segment
U.S. P&C	$18	$3	$34	$(16)
Global (Non-U.S) P&C	12	15	72	62
Worldwide Specialty	59	55	212	157

Total prior year loss development	$89	$73	$318	$203

The net favorable loss development on prior accident years of $89 million and $318 million recorded in the three months and nine months ended September 30, 2007, respectively, resulted from a reassessment of approximately $97 million and $317 million, respectively, of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, as losses reported by cedants were lower than expected. The impact of the reassessment of loss development assumptions was partially offset by approximately $8 million related to a change in exposure due to positive premium adjustments during the three months ended September 30, 2007 and was supplemented by approximately $1 million related to a change in exposure due to negative premium adjustments during the nine months ended September 30, 2007.

For a discussion of prior year reserve development by Non-life sub-segment, see Review of Net Income—Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded at September 30, 2007 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Retroceded loss reserves	Total net loss reserves recorded
U.S. P&C	$626	$118	$1,558	$2,302	$(31)	$2,271
Global (Non-U.S.) P&C	1,338	12	1,135	2,485	(45)	2,440
Worldwide Specialty	1,102	170	1,045	2,317	(59)	2,258

Total Non-life	$3,066	$300	$3,738	$7,104	$(135)	$6,969

The recorded loss reserves represent Management’s best estimate of future liabilities based on information available as of September 30, 2007. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment.

However, due to the inherent volatility in the business written by the Company, there can be no assurance that the final settlement of the loss reserves will fall within these ranges.

The actuarial point estimates recorded by the Company and the range of estimates around these point estimates at September 30, 2007, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life segment loss reserves:
U.S. P&C	$2,271	$2,503	$1,736
Global (Non-U.S.) P&C	2,440	2,584	2,095
Worldwide Specialty	2,258	2,322	2,004

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

Life Policy Benefits

Liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by cedants supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life products are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement and claims that are assumed to have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts ranged from 1.0% to 4.9% at September 30, 2007. Actual experience in a particular period may vary from expected experience and, consequently, may affect the Company’s results in future periods.

The Life segment reported net adverse development on prior accident years of $9 million and $4 million for the three and nine months ended September 30, 2007, respectively. The net prior year developments were primarily related to the receipt of additional reported loss information from cedants. The Life segment reported net adverse development on prior accident years of $nil and $5 million for the corresponding three and nine months of 2006.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. See Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I above for a discussion on the impact of the adoption of this Interpretation.

Results of Operations—for the Three Months and Nine Months ended September 30, 2007 and 2006

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

The Company’s reporting currency is the U.S. dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(j) to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business, were as follows:

•

the U.S. dollar weakened, on average, against the euro and other currencies, except for the Japanese yen, in the three months and nine months ended September 30, 2007 compared to the same period in 2006; and

•	the U.S. dollar weakened against most currencies at September 30, 2007 compared to December 31, 2006.

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

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Net income	$263	11%	$236	$537	6%	$507
Less: preferred dividends	9	—	9	26	—	26

Net income available to common shareholders	$254	12	$227	$511	6	$481
Diluted net income per share	$4.44	13	$3.93	$8.83	6	$8.33

Three-month result

Net income, net income available to common shareholders and diluted net income per share for the three months ended September 30, 2007 increased compared to the same period of 2006, primarily due to an increase in the Non-life underwriting result and higher net investment income during the 2007 period. These increases were partially offset by higher net realized investment losses, losses from the Company’s interest in the results of equity investments, and a higher income tax expense compared to the three months ended September 30, 2006.

Nine-month result

Net income, net income available to common shareholders and diluted net income per share for the nine months ended September 30, 2007 increased compared to the same period of 2006. The increases were primarily due to an increase in the Non-life underwriting result and higher net investment income during the nine months ended September 30, 2007, which were offset by higher net realized investment losses, a higher income tax expense, losses from the Company’s interest in the results of equity investments, and a lower ART underwriting result compared to the nine months ended September 30, 2006.

These items are discussed in the following section Review of Net Income.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, net investment income and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and certain ART and Non-life reinsurance transactions. Other components of net income include net realized investment gains and losses, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in results of equity investments.

The components of net income for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Underwriting result:
Non-life	$234	47%	$159	$444	40%	$317
ART	2	(69)	6	(1)	NM	23
Life	(16)	64	(10)	(32)	2	(31)
Corporate expenses	(15)	(5)	(16)	(51)	8	(47)
Net investment income	136	18	115	385	19	323
Net realized investment (losses) gains	(3)	NM	23	(56)	NM	19
Interest expense	(14)	—	(13)	(41)	3	(39)
Net foreign exchange losses	(3)	(42)	(6)	(17)	26	(13)
Income tax expense	(35)	40	(25)	(78)	46	(53)
Interest in (losses) earnings of equity investments	(23)	NM	3	(16)	NM	8

Net income	$263	11	$236	$537	6	$507

NM:	not meaningful

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

Three-month result

The underwriting result for the Non-life segment increased by $75 million, from $159 million in the three months ended September 30, 2006 to $234 million in 2007. The increase was principally attributable to:

•

an increase of $37 million in net favorable development on prior accident year ($16 million) and prior quarter ($21 million) losses, from $79 million in the three months ended September 30, 2006 to $116 million in 2007. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in the next section;

•	an increase in the volume of premiums earned of $50 million, partially offset by normal fluctuations in profitability between periods of approximately $13 million; and

•	a decrease in other operating expenses of $1 million.

Underwriting result for the ART segment declined by $4 million, from $6 million in the three months ended September 30, 2006 to $2 million in the corresponding period of 2007. The decline resulted primarily from the principal finance line, which had net underwriting income of $1 million in the three months ended September 30, 2007 compared to $5 million in the same period of 2006, due to the benefit from the early termination of a number of longer term contracts, which led to accelerated profit recognition for those terminated contracts in the principal finance line in 2006.

Underwriting result for the Life segment decreased from a loss of $10 million in the three months ended September 30, 2006 to a loss of $16 million in the corresponding period of 2007 primarily due to the increase in net adverse prior year development of $9 million, partially offset by an increase in profitability in the mortality line.

Corporate expenses decreased by $1 million due to lower personnel costs and travel expenses, partially offset by higher consulting and professional fees.

The Company reported net investment income of $136 million in the three months ended September 30, 2007 compared to $115 million in the prior year period. The 18% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations. The higher interest rates prevailing during the three months ended September 30, 2007 compared to same period in 2006 also contributed to the increase in net investment income. Changes in average foreign exchange rates contributed 2% to the increase as a result of the weakening of the U.S. dollar, on average, in the three months ended September 30, 2007 compared to the same period in 2006.

Net realized investment losses increased by $26 million, from a gain of $23 million in the three months ended September 30, 2006 to a loss of $3 million for the same period in 2007. Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. Although net realized investment gains on the sale of fixed maturity securities were $4 million higher in the three months ended September 30, 2007 compared to the same period in 2006, net realized investment losses on the sale of equity securities were $19 million higher than 2006. In addition, the charges for other-than-temporary impairments were $11 million higher in 2007 compared to 2006.

The foreign exchange loss decreased by $3 million, from $6 million in the three months ended September 30, 2006 to $3 million in the same period in 2007. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report. The decrease in the foreign exchange loss during the three months ended September 30, 2007 compared to the same period in 2006 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which decreased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates which are used to revalue the balance sheet and the average foreign exchange rates which are used to revalue the income statement.

The total tax expense was $35 million in the three months ended September 30, 2007 compared to $25 million in the prior year period. The increase was due to the geographical (or tax jurisdiction) distribution of pre-tax income, with some of the Company’s taxable entities generating higher pre-tax income and tax expense in the three months ended September 30, 2007 compared to the same period in 2006.

Interest in the results of equity investments decreased from income of $3 million for the three months ended September 30, 2006 to a loss of $23 million for the same period in 2007 due to a $25 million charge related to unrealized mark-to-market losses of ChannelRe Holdings. See the discussion in the review of the ART segment results below.

Nine-month result

The underwriting result for the Non-life segment increased by $127 million, from $317 million in the nine months ended September 30, 2006 to $444 million in the same period of 2007. The increase was principally attributable to:

•

an increase of $115 million in net favorable development on prior accident year losses, from $203 million in the nine months ended September 30, 2006 to $318 million in the corresponding period of 2007. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in the next section; and

•	an increase in the volume of premiums earned of $47 million and normal fluctuations in profitability between periods of approximately $18 million; partially offset by

•	an increase in the level of large catastrophic losses of $49 million, net of reinstatement premiums, relating to European windstorm Kyrill; and

•	an increase in other operating expenses of $4 million.

Underwriting result for the ART segment declined by $24 million, from a profit of $23 million in the nine months ended September 30, 2006 to a loss of $1 million in the same period of 2007. The decline resulted primarily from lower underwriting results from the principal finance line ($16 million) and the weather line ($14 million) during the nine months ended September 30, 2007 compared to the same period of 2006. These lower underwriting results were due to write-downs on various transactions in the principal finance line and warmer than expected weather conditions in Japan during the 2007 period, as well as the benefit from the early termination of a number of longer term contracts in the 2006 period, which led to accelerated profit recognition for the terminated contacts in the principal finance line in that period. The losses were partially offset by improved underwriting results from the structured risk transfer line ($7 million) due to a lower level of losses in 2007, and lower other operating expenses.

Underwriting result for the Life segment did not change significantly from a loss of $31 million in the nine months ended September 30, 2006 to a loss of $32 million in 2007 primarily due to an increase in other operating expenses as the technical result was flat year over year.

Corporate expenses increased by $4 million due to higher personnel costs and consulting and professional fees.

The Company reported net investment income of $385 million in the nine months ended September 30, 2007 compared to $323 million in the prior year period. The 19% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations. The higher interest rates prevailing during the first nine months of 2007 compared to the same period in 2006 also contributed to the increase in net investment income. Changes in average foreign exchange rates contributed 2% to the increase as a result of the weakening of the U.S. dollar, on average, in the nine months ended September 30, 2007 compared to the same period in 2006.

Net realized investment gains decreased by $75 million, from a gain of $19 million in the nine months ended September 30, 2006 to a loss of $56 million in the same period of 2007 mainly due to other-than-temporary impairment charges of $64 million higher in 2007 compared to 2006. The other-than-temporary impairment charges were primarily due to the increase in interest rates and to equity securities with large unrealized loss positions that were written down.

Interest expense increased by $2 million in the nine months ended September 30, 2007 compared to the same period in 2006 due to an average interest rate of 5.4% incurred on the Company’s $400 million long-term debt in 2007 compared to 4.7% in the same period of 2006.

The foreign exchange loss increased by $4 million, from $13 million in the nine months ended September 30, 2006 to $17 million in the same period of 2007. Foreign exchange loss is a function of the factors described in the three-month result above.

The total tax expense was $78 million in the nine months ended September 30, 2007 compared to $53 million in the prior year period. The increase in income tax expense was primarily due to the factors described in the three-month result above.

Interest in the results of equity investments decreased from income of $8 million for the nine months ended September 30, 2006 to a loss of $16 million for the same period in 2007 due to the $25 million charge described in the three-month result above.

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

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Worldwide Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and nine months ended September 30, 2007 compared to the same periods in 2006 and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S. P&C

The U.S. P&C sub-segment includes the U.S. casualty line, which represented approximately 69% and 66% of net premiums written in this sub-segment in the third quarter and first nine months of 2007, respectively. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Gross premiums written	$228	18%	$194	$657	—%	$659
Net premiums written	228	18	194	657	—	659
Net premiums earned	$223	2	$219	$606	(3)	$623
Losses and loss expenses	(125)	(18)	(153)	(377)	(19)	(466)
Acquisition costs	(57)	5	(54)	(154)	—	(153)

Technical result(1)	$41	239	$12	$75	>1000	$4
Loss ratio(2)	56.2%		69.8%	62.2%		74.7%
Acquisition ratio(3)	25.4		24.7	25.4		24.6

Technical ratio(4)	81.6%		94.5%	87.6%		99.3%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. P&C sub-segment represented 26% and 22% of total net premiums written in the three months and nine months ended September 30, 2007, respectively.

Three-month result

Gross and net premiums written in the three months ended September 30, 2007 increased by $34 million compared to the same period in 2006. This resulted from an increase in the casualty line primarily due to the underlying growth of business written by the Company. In addition, the increase was affected by timing differences in the recognition of premiums, which resulted in an increase of $23 million of deposit premiums written, and the negative impact of commutation agreements recorded in the 2006 period, partially offset by greater negative premium adjustments received from cedants in the three months ended September 30, 2007 compared to the same period in 2006. Minimum and deposit premiums are recognized at the inception of the treaty while premiums under proportional treaties are recognized over the risk period of the reinsurance contract. The smaller increase in net premiums earned in the three-month period of 2007 compared to 2006 is primarily due to a shift in the mix of business from loss occurring to risk attaching business, which earns premiums at a slower pace.

Nine-month result

Gross and net premiums written in the nine months ended September 30, 2007 decreased by $2 million compared to the same period in 2006. This resulted from a decrease in the casualty line, partially offset by an increase in the property and motor lines. Net premiums written were impacted by greater negative premium adjustments received from cedants in 2007 and a decrease of $14 million of deposit premiums written by the Company in the nine months ended September 30, 2007 compared to the same period of 2006, partially offset by the underlying growth of business written by the Company. The 3% decline in net premiums earned in the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to a shift in the mix of business from loss occurring to risk attaching business, which earns premiums at a slower pace. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2007 and 2006 reflected no significant catastrophic or individually significant loss for either period. The 2007 losses and loss expenses and loss ratio reflect a net favorable loss development on prior accident years of $18 million, or 8.0 points on the loss ratio of this sub-segment. The net favorable loss development of $18 million was attributable to net favorable loss development for prior accident years in the casualty and property lines of $22 million, partially offset by net adverse loss development in the motor line of $4 million. Loss information provided by cedants in the three months ended September 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the casualty and property lines (increased for the motor line), which had the net effect of decreasing (increasing for the motor line) prior year loss estimates.

The 2006 losses and loss expenses and loss ratio reflected a net favorable loss development on prior accident years of $3 million, or 1.4 points on the loss ratio. The net favorable loss development of $3 million was from net favorable loss development for prior accident years in the casualty line, partially offset by net adverse development in the property and motor lines (including a net adverse development of $5 million related to the 2005 hurricanes Katrina, Rita and Wilma).

The decrease of $28 million in losses and loss expenses for the three months ended September 30, 2007 compared to the same period of 2006 included:

•	an increase of $15 million in net favorable prior year development; and

•

a decrease in losses and loss expenses of approximately $13 million resulting from a combination of the lower loss ratio picks for the 2007 underwriting year based on favorable pricing indications, and normal fluctuations in profitability between periods.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2007 and 2006 reflected no significant catastrophic or individually significant loss for either period. The 2007 losses and loss expenses and loss ratio reflect a) a net favorable loss development on prior accident years of $34 million, or 5.7 points on the loss ratio of this sub-segment; and b) a decrease in the book of business and exposure for this sub-segment, as evidenced by the decrease in net premiums earned. The net favorable loss development of $34 million included net favorable loss development for prior accident years in the casualty line of $35 million, partially offset by net adverse loss development in the property and motor lines of $1 million. Loss information provided by cedants in the nine months ended September 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for the casualty line (increased for the property and motor lines), which had the net effect of decreasing (increasing for the property and motor lines) prior year loss estimates.

The 2006 losses and loss expenses and loss ratio reflected a net adverse loss development on prior accident years of $16 million, or 2.5 points on the loss ratio. The net adverse loss development of $16 million was from net adverse loss development for prior accident years in the property and motor lines (including a net adverse development of $26 million related to the 2005 hurricanes Katrina, Rita and Wilma), partially offset by net favorable development in the casualty line.

The decrease of $89 million in losses and loss expenses for the nine months ended September 30, 2007 compared to the same period of 2006 included:

•	an improvement of $50 million in net prior year development; and

•

a decrease in losses and loss expenses of approximately $39 million resulting from a combination of the lower loss ratio picks for the 2007 underwriting year based on favorable pricing indications, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result

The acquisition costs increased at a slightly higher rate than net premiums earned in the three months ended September 30, 2007 compared to the same period in 2006 due to a modest shift in business.

Nine-month result

The acquisition costs did not change significantly in the nine months ended September 30, 2007 compared to the same period in 2006. The higher acquisition ratio in the 2007 period compared to 2006 is primarily due to a modest shift in business.

Technical result and technical ratio

Three-month result

The increase of $29 million in the technical result and corresponding decrease in the technical ratio in the three months ended September 30, 2007 compared to the same period in 2006 was primarily attributable to an increase of $15 million in net favorable prior year development and an increase of $14 million resulting from normal fluctuations in profitability between periods, including the impact of premium adjustments and considering timing differences in the recognition of premiums.

Nine-month result

The increase of $71 million in the technical result and corresponding decrease in the technical ratio in the nine months ended September 30, 2007 compared to 2006 was primarily attributable to an improvement in net prior year development of $50 million and an increase of $21 million resulting from normal fluctuations in profitability between periods, including the impact of premium adjustments and considering timing differences in the recognition of premiums.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented 75% and 73% of net premiums written for this sub-segment in the three months and nine months ended September 30, 2007, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Gross premiums written	$151	(2)%	$154	$613	(5)%	$647
Net premiums written	151	(1)	154	611	(5)	645
Net premiums earned	$192	(5)	$202	$542	(4)	$566
Losses and loss expenses	(135)	(2)	(138)	(384)	4	(370)
Acquisition costs	(46)	(15)	(55)	(136)	(11)	(153)

Technical result	$11	17	$9	$22	(50)	$43
Loss ratio	70.3%		68.4%	70.8%		65.4%
Acquisition ratio	24.2		27.1	25.2		27.0

Technical ratio	94.5%		95.5%	96.0%		92.4%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 17% and 20% of total net premiums written for the three months and nine months ended September 30, 2007, respectively.

Three-month result

The decrease in gross and net premiums written and net premiums earned in the three months ended September 30, 2007 resulted from all lines of business, with the largest volume decrease coming from the property line. Increased competition and increased risk retention by cedants continued to prevail for this sub-segment and are reflected in the steady decline in premiums written over recent periods. This was partially offset by greater positive premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, during the three months ended September 30, 2007 compared to the same period in 2006 also offset the decrease in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 8% and 7%, respectively, and net premiums earned would have declined by 11%.

Nine-month result

The decrease in gross and net premiums written in the nine months ended September 30, 2007 resulted from all lines of business, with the largest decrease coming from the motor line. The decrease in net premiums earned occurred in the property and motor lines and was partially offset by a modest increase in the casualty line. Net premiums written were impacted by lower negative premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, during the nine months ended September 30, 2007 compared to the same period in 2006 also partially offset the decrease in net premiums written in this sub-segment. Without the positive contribution of foreign exchange, gross and net premiums written would have declined by 12% and net premiums earned would have declined by 11%. The Company has remained selective in an increasingly competitive environment and has chosen to retain business that met its profitability objectives instead of focusing on premium volume.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2007 reflected a) no large catastrophic losses; b) a net favorable loss development on prior accident years of $12 million, or 6.5 points on the loss ratio; c) a net favorable loss development on prior 2007 quarters of $5 million, or 2.8 points on the loss ratio; and d) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $12 million included net favorable development in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended September 30, 2007 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended September 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2006 reflected a) no large catastrophic losses; b) a net favorable loss development on prior accident years of $15 million, or 7.4 points on the loss ratio; c) a net favorable loss development on prior 2006 quarters of $3 million, or 1.5 points on the loss ratio; and d) an increase in the book of business and exposure for this sub-segment. The net favorable loss development of $15 million was from net favorable development in the property and casualty lines of business (including $3 million of net favorable loss development related to the 2005 hurricane Katrina and Central European floods), partially offset by net adverse development in the motor line.

The decrease of $3 million in losses and loss expenses for the three months ended September 30, 2007 compared to the same period of 2006 included:

•

a decrease in losses and loss expenses of approximately $4 million resulting from a combination of the decrease in the book of business and exposure, and normal fluctuations in profitability between periods; and

•	an increase of $2 million in net favorable prior quarter development; and was partially offset by

•	a decrease of $3 million in net favorable prior year development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2007 reflected a) losses related to European windstorm Kyrill of $12 million, or 2.3 points on the loss ratio; b) a higher level of mid-sized losses; c) a net favorable loss development on prior accident years of $72 million, or 13.3 points on the loss ratio; and d) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $72 million included net favorable development in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants during the nine months ended September 30, 2007 for prior accident years were lower than the Company expected. Loss information provided by cedants in the nine months ended September 30, 2007 for prior accident years for this sub-segment included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2006 reflected a) no large catastrophic losses; b) a net favorable loss development on prior accident years of $62 million, or 10.8 points on the loss ratio; and c) a decrease in the book of business and exposure for this sub-segment. The net favorable loss development of $62 million was from net favorable development in the property and casualty lines of business (including $5 million of net favorable loss development related to the 2005 hurricanes Katrina and Wilma, Central European floods and European winterstorm Erwin), partially offset by net adverse development in the motor line.

The increase of $14 million in losses and loss expenses for the nine months ended September 30, 2007 compared to the same period of 2006 included:

•	an increase in large catastrophic losses of $12 million; and

•

an increase in losses and loss expenses resulting from the higher level of mid-sized losses, partially offset by the decrease in the book of business and exposure, and normal fluctuations in profitability between periods totaling approximately $12 million; and was partially offset by

•	an increase of $10 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month and Nine-month result

The decrease in acquisition costs in the three months and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned, and higher acquisition costs in the 2006 periods from sliding scale and profit commission experience adjustments.

Technical result and technical ratio

Three-month result

The increase of $2 million in the technical result and corresponding decrease in the technical ratio for 2007 compared to 2006 was primarily explained by an increase of $3 million resulting from normal fluctuations in profitability between periods, including the impact of premium adjustments, and an increase of $2 million in net favorable prior quarter development, partially offset by a decrease of $3 million in net favorable prior year development.

Nine-month result

The decrease of $21 million in the technical result and corresponding increase in the technical ratio for 2007 compared to 2006 was primarily explained by higher catastrophe losses of $12 million and a decrease of approximately $19 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability between periods, including the impact of premiums adjustments, partially offset by an increase of $10 million in net favorable prior year development.

Worldwide Specialty

The Worldwide Specialty sub-segment is usually the most profitable sub-segment within the Company; however, it is important to note that this sub-segment is exposed to volatility resulting from significant catastrophe and other large losses, and thus, profitability in any one period is not necessarily predictive of future profitability.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Gross premiums written	$349	1%	$346	$1,348	3%	$1,304
Net premiums written	347	—	346	1,326	3	1,283
Net premiums earned	$486	13	$430	$1,200	8	$1,112
Losses and loss expenses	(165)	7	(153)	(454)	(4)	(472)
Acquisition costs	(89)	2	(87)	(247)	12	(221)

Technical result	$232	22	$190	$499	19	$419
Loss ratio	33.8%		35.5%	37.9%		42.4%
Acquisition ratio	18.4		20.3	20.6		19.9

Technical ratio	52.2%		55.8%	58.5%		62.3%

Premiums

The Worldwide Specialty sub-segment represented 40% and 44% of total net premiums written in the three months and nine months ended September 30, 2007, respectively.

Three-month result

Gross and net premiums written remained relatively flat in the three months ended September 30, 2007 compared to the same period in 2006. The small increase resulted from most lines of business, with the exception of catastrophe, aviation, energy and specialty casualty, which decreased compared to the same period in 2006. Net premiums written were also impacted by greater positive premium adjustments received from cedants in 2007. The seasonality in the earnings pattern for U.S. wind business, which results in higher earned premiums in quarters with more wind exposure, was the principal factor for the higher growth rate in net premiums earned compared to net premiums written. The increase in net premiums earned for the three months ended September 30, 2007 compared to the same period in 2006 was primarily the result of refining the application of the Company’s methodology related to the U.S. wind earnings pattern. The weakening of the U.S. dollar, on average, in the three months ended September 30, 2007 compared to the same period in 2006 contributed to the increase in net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written would have decreased by 2% and 3%, respectively, and net premiums earned would have increased by 10%.

Nine-month result

Gross and net premiums written increased by 3% in the first nine months of 2007 compared to the same period in 2006. The increase resulted from most lines of business, with the exception of catastrophe, aviation, agriculture and energy, which decreased compared to the same period in 2006. Net premiums written were also impacted by lower positive premium adjustments received from cedants in 2007. As discussed above, the U.S. wind earnings pattern was the principal factor for the higher growth rate in net premiums earned compared to net premiums written. The weakening of the U.S. dollar, on average, in the nine months ended September 30, 2007 compared to the same period in 2006 contributed significantly to the increase in net premiums written in this sub-segment. Without the positive contribution of foreign exchange, gross and net premiums written would have been flat, while net premiums earned would have increased by 4%. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2007 for this sub-segment reflected a) no large catastrophic losses; b) a net favorable loss development on prior accident years of $59 million, or 12.1 points on the loss ratio; and c) a net favorable loss development on prior 2007 quarters of $22 million, or 4.5 points on the loss ratio. The net favorable prior year loss development of $59 million reported in the three months ended September 30, 2007 included net favorable loss development for prior accident years in all lines of business, except for the energy and specialty property lines, and was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years were lower (higher for the energy and specialty property lines) than the Company expected. Loss information provided by cedants for prior accident years for all lines of business in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business (increased for the energy and specialty property lines), which had the net effect of decreasing (increasing for the energy and specialty property lines) the level of prior year loss estimates for this sub-segment. The net favorable prior quarter loss development of $22 million reported in the three months ended September 30, 2007 included net favorable loss development for prior 2007 quarters in all lines of business and was primarily due to favorable loss emergence.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2006 for this sub-segment reflected a) no large catastrophic losses; b) a net favorable loss development on prior accident years of $55 million, or 12.7 points on the loss ratio; and c) a net favorable loss development on prior 2006 quarters of $3 million, or 0.6 points on the loss ratio. The net favorable loss development of $55 million included net favorable loss development for prior accident years in all lines of business, except for the engineering line.

The increase of $12 million in losses and loss expenses for the three months ended September 30, 2007 compared to the same period of 2006 included:

•

an increase in losses and loss expenses of approximately $35 million resulting from a combination of the increase in the book of business and exposure, and normal fluctuations in profitability between periods; and was partially offset by

•	an increase of $19 million in net favorable prior quarter development; and

•	an increase of $4 million in net favorable prior year development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2007 for this sub-segment reflected a) losses related to European windstorm Kyrill of $40 million, or 3.3 points on the loss ratio; and b) net favorable loss development on prior accident years of $212 million, or 17.7 points on the loss ratio. The net favorable loss development of $212 million reported in the nine months ended September 30, 2007 included net favorable loss development for prior accident years in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years were lower than the Company expected. Loss information provided by cedants for prior accident years for all lines of business in this sub-segment included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company has decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2006 for this sub-segment reflected a) no large catastrophic losses; and b) a net favorable loss development on prior accident years of $157 million, or 14.1 points on the loss ratio. The net favorable loss development of $157 million included net favorable loss development for prior accident years in all lines, except for the catastrophe line, which included net adverse development of $12 million relating to the 2005 hurricanes, the Central European floods and European winterstorm Erwin.

The decrease of $18 million in losses and loss expenses for the nine months ended September 30, 2007 compared to the same period of 2006 included:

•	an increase of $55 million in net favorable prior year development;

•

a decrease in losses and loss expenses of approximately $3 million resulting from a combination of normal fluctuations in profitability between periods, partially offset by the increase in the book of business and exposure; and was partially offset by

•	an increase in large catastrophic losses of $40 million.

Acquisition costs and acquisition ratio

Three-month result

The increase in acquisition costs in the three months ended September 30, 2007 compared to 2006 is primarily due to an increase in net premiums earned. The decrease in the acquisition ratio is primarily due to a modest shift in the mix of net premiums earned due to seasonality in the earning pattern for the U.S. wind business, which generally carries lower acquisition costs.

Nine-month result

The increase in acquisition costs and increase in acquisition ratio in the nine months ended September 30, 2007 compared to 2006 is primarily due to an increase in net premiums earned and a modest shift between lines that carry different acquisition ratios.

Technical result and technical ratio

Three-month result

The increase of $42 million in the technical result and corresponding decrease in the technical ratio for the three months ended September 30, 2007 compared to 2006 was primarily due to an increase of $19 million resulting from a combination of the increase in the book of business and exposure, normal fluctuations in profitability between periods and an increase of $23 million in net favorable prior year and prior quarter development.

Nine-month result

The increase of $80 million in the technical result and corresponding decrease in the technical ratio for the nine months ended September 30, 2007 compared to 2006 was primarily due to an increase of $55 million in net favorable prior year development and to an increase of $62 million resulting from a combination of the increase of net premiums earned ($88 million) and normal fluctuations in profitability between periods, partially offset by an increase of $37 million, net of $3 million in reinstatement premiums, in the level of large catastrophic losses.

ART Segment

The ART segment is comprised of structured risk transfer reinsurance, principal finance, weather-related products and strategic investments, including the interest in (losses) earnings of the Company’s equity investment in ChannelRe Holdings.

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

The components of the underwriting result, allocated underwriting result and the interest in (losses) earnings of equity investments for this segment for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Gross premiums written	$5	$4	$24	$30
Net premiums written	5	4	24	30
Net premiums earned	$8	$8	$20	$22
Losses and loss expenses	(4)	(4)	(4)	(11)
Acquisition costs	(1)	(1)	(2)	(3)

Technical result	$3	$3	$14	$8
Other income (loss)	4	8	(4)	28
Other operating expenses	(5)	(5)	(11)	(13)

Underwriting result	$2	$6	$(1)	$23
Net investment income	—	—	1	—

Allocated underwriting result(1)	$2	$6	$—	$23
Interest in (losses) earnings of equity investments	$(23)	$3	$(16)	$8

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less losses and loss expenses, acquisition costs and other operating expenses.

Three-month result

Allocated underwriting result for the ART segment declined by $4 million, from $6 million in the three months ended September 30, 2006 to $2 million in the corresponding period of 2007. The decline resulted primarily from the principal finance line, which had net underwriting income of $1 million in the three months ended September 30, 2007 compared to $5 million in the same period of 2006, due to the benefit from the early termination of a number of longer term contracts, which led to accelerated profit recognition for those terminated contracts in the principal finance line in 2006.

Nine-month result

Allocated underwriting result for the ART segment declined by $23 million, from a profit of $23 million in the nine months ended September 30, 2006 to a negligible loss in the same period of 2007. The decline resulted primarily from lower underwriting results from the principal finance line ($16 million) and the weather line ($14 million) during the nine months ended September 30, 2007 compared to the same period of 2006. These lower underwriting results were due to write-downs on various transactions in the principal finance line and warmer than expected weather conditions in Japan during the 2007 period, as well as the benefit from the early termination of a number of longer term contracts in the 2006 period, which led to accelerated profit recognition for the terminated contacts in the principal finance line in that period. The losses were partially offset by improved underwriting results from the structured risk transfer line ($7 million) due to a lower level of losses in 2007, and lower other operating expenses.

Interest in (losses) earnings of equity investments

Losses from the Company’s interest in the results of equity investments amounted to $23 million and $16 million for the three months and nine months ended September 30, 2007, respectively, compared to earnings of $3 million and $8 million for the same period in 2006.

Included in the interest in the results of equity investments is the Company’s share of the results of ChannelRe Holdings. As part of the strategic investments line, the Company purchased a 20% ownership in ChannelRe Holdings, a non-publicly traded financial guaranty reinsurer, which assumed a portfolio of in-force business from MBIA and provides reinsurance services exclusively to MBIA. At September 30, 2007, the value of the Company’s investment in ChannelRe Holdings was $74 million. The underlying risks of this investment are municipal, non-U.S. infrastructure, structured finance transactions and CDOs. ChannelRe Holdings has some direct exposure to seasoned sub-prime mortgages in its reinsurance portfolio, and no direct exposure to sub-prime mortgages issued after 2004. ChannelRe Holdings has also guaranteed certain CDOs that include sub-prime mortgage collateral. These have high attachment points (in excess of the rating agency determined AAA levels), and are considered to be well structured.

ChannelRe Holdings provides some coverage on a derivative basis rather than on an insurance basis. The risks and obligations for ChannelRe Holdings are the same under both types of coverages. While coverages on an insurance basis would not be affected by the volatility of the investment market, ChannelRe Holdings has to mark-to-market the value of the derivatives based on the current market price of the underlying security, whether or not they expect to incur a claim for losses. Over time, the mark-to-market losses would be reversed if credit spreads tighten or the underlying securities continue to perform as they approach maturity.

In addition to ChannelRe Holdings’ results for the three-month and nine-month periods ended June 30, 2007, which the Company records on a one-quarter lag, the Company has recorded an additional charge of $25 million in its Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007. This additional charge represents the Company’s share of anticipated ChannelRe Holdings’ unrealized mark-to-market losses on its credit derivative portfolio, which it expects to incur during the three-month period ended September 30, 2007. Because of the impact of this expected unrealized loss on its results of operations, the Company determined it was appropriate to record this amount in the current period, versus a quarter lag.

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

For the principal finance line, the Company has entered into total return and interest rate swaps, as well as cash investments and reinsurance contracts. The underlying risks of the transactions are primarily structured asset-backed securities. At September 30, 2007, the notional value of the Company’s principal finance portfolio was $327 million. At September 30, 2007, approximately 44% of the portfolio related to apparel and retail future flow or intellectual property backed transactions, with the rest distributed over a number of generally unrelated risks. At September 30, 2007, approximately 47% of the underlying investments were rated investment-grade. The Company uses internal valuation models to estimate the fair value of these swaps and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates.

As part of the weather-related products line, in addition to transactions structured as insurance or reinsurance, the Company has entered into derivative financial instruments. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows. The underlying risks of the weather-related products are parametric weather risks (temperature and precipitation) as well as promotional risks. At September 30, 2007, the total notional amount of this exposure was $48 million.

In addition to its investment in ChannelRe Holdings, the Company has also invested $12 million in other private placement equity transactions.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2007 and 2006 (in millions of U.S. dollars):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Gross premiums written	$145	26%	$115	$445	22%	$364
Net premiums written	142	29	110	425	21	351
Net premiums earned	$147	28	$115	$420	23	$342
Life policy benefits	(133)	42	(93)	(346)	32	(262)
Acquisition costs	(22)	(6)	(24)	(83)	(8)	(89)

Technical result	$(8)	300	$(2)	$(9)	(10)	$(9)
Other operating expenses	(8)	2	(8)	(23)	7	(22)
Net investment income	16	22	13	43	16	37

Allocated underwriting result(1)	$—	NM	$3	$11	97	$6

NM:	not meaningful
(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 16% and 14% of total net premiums written in the three months and nine months ended September 30, 2007, respectively.

Three-month result

The increases in gross and net premiums written and net premiums earned during the three months ended September 30, 2007 compared to the same period in 2006 resulted from an increase in all lines, but was more evident in the mortality line. Growth in the mortality line resulted from intrinsic growth in the business written by the Company’s cedants, which resulted in more volume ceded to the Company on existing treaties, and new business generated by the Company. The U.S. dollar weakened, on average, in the three months ended September 30, 2007 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by 20%, 23% and 21%, respectively.

Nine-month result

The increases in gross and net premiums written and net premiums earned during the nine months ended September 30, 2007 compared to the same period in 2006 resulted from an increase in all lines, but was more evident in the mortality line as described above. The U.S. dollar weakened, on average, in the nine months ended September 30, 2007 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Without the positive contribution of foreign exchange, gross and net premiums written and net premiums earned would have increased by 14%, 13% and 15% respectively.

Life policy benefits

Three-month result

Life policy benefits increased by $40 million, or 42%, in the three months ended September 30, 2007 compared to the same period in 2006. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 28% increase in net premiums earned for this segment. Life policy benefits for the three months ended September 30, 2007 included net adverse prior year development of $9 million compared to no net adverse prior year development in 2006. The net adverse development of $9 million reported in the three months ended September 30, 2007 included net adverse loss development in the longevity line of $14 million, partially offset by net favorable loss development in the mortality line of $5 million. The net prior year development was primarily due to the receipt of additional reported loss information from cedants.

In addition, the Company recorded incurred losses of $6 million and $3 million in the three months ended September 30, 2007 and 2006, respectively, reported by a cedant for a longevity treaty in run-off.

Nine-month result

Life policy benefits increased by $84 million, or 32%, in the nine months ended September 30, 2007 compared to the same period in 2006. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 23% increase in net premiums earned for this segment. The comparison was also affected by lower reported losses in the 2006 period for a large heath treaty. Life policy benefits for the nine months ended September 30, 2007 included net adverse prior year development of $4 million compared to net adverse prior year development of $5 million in 2006. The net adverse development of $4 million reported in the nine months ended September 30, 2007 included net adverse loss development in the longevity line of $25 million, partially offset by net favorable loss development in the mortality line of $21 million. The net prior year development was primarily due to the receipt of additional reported loss information from cedants.

Acquisition costs

Three-month result

The decrease of $2 million in acquisition costs in the three months ended September 30, 2007 compared to the same period of 2006 was primarily attributable to lower profit commissions paid for the mortality line in 2007 compared to 2006, and to higher acquisition costs for the health line in 2006 compared to 2007 resulting from sliding scale and profit commission experience adjustments, partially offset by a negative adjustment of $4 million reported by a cedant for a longevity treaty in 2007.

Nine-month result

The decrease of $6 million in acquisition costs in the nine months ended September 30, 2007 compared to the same period of 2006 was primarily attributable to a change in reporting by a cedant to reduce acquisition costs on a mortality treaty compared to the same period of 2006. In addition, the 2006 period included higher acquisition costs for the health line resulting from sliding scale and profit commission experience adjustments.

Net investment income

Three-month and Nine-month result

Net investment income increased by $3 million and $6 million for the three and nine months ended September 30, 2007 compared to the same periods of 2006 as a result of higher invested assets from the growth in the book of business. The comparison for the nine month periods was also affected by $3 million lower net investment income reported by a cedant for a longevity treaty in the nine months of 2007 compared to 2006.

Allocated underwriting result

Three-month result

The decrease of $3 million in allocated underwriting result in the three months ended September 30, 2007 compared to the same period in 2006 is primarily attributable to an increase in net adverse prior year development of $9 million, partially offset by an increase in net investment income of $3 million and an increase in profitability in the mortality line.

Nine-month result

The increase of $5 million in allocated underwriting result in the nine months ended September 30, 2007 compared to the same period in 2006 is primarily attributable to an increase in net investment income of $6 million, as the technical result was flat year over year.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2007 and 2006 was as follows:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Non-life
Property and Casualty
Property	18%	19%	19%	19%
Casualty	20	18	17	18
Motor	5	6	6	7
Worldwide Specialty
Agriculture	5	5	4	4
Aviation/Space	5	7	4	5
Catastrophe	6	8	13	14
Credit/Surety	8	6	6	5
Engineering	6	6	5	5
Energy	2	3	2	2
Marine	4	3	3	3
Specialty property	2	2	2	2
Specialty casualty	2	3	4	3
ART	1	1	1	1
Life	16	13	14	12

Total	100%	100%	100%	100%

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

•

Casualty: the increase in the distribution of premiums for the three-month period resulted principally from timing differences in the recognition of premiums which resulted in an increase of minimum and deposit premiums, partially offset by greater negative premium adjustments reported by cedants in 2007 compared to 2006. The decrease in the nine-month period resulted principally from timing differences in the recognition of premiums which resulted in a decrease of minimum and deposit premiums and greater negative premium adjustments reported by cedants in 2007 compared to 2006.

•	Catastrophe: the decrease in the distribution of premiums resulted principally from higher cancellations and reduction in participation of several treaties in 2007 compared to 2006.

•	Life: as part of its diversification strategy, the Company continues to steadily increase the proportion of its life business.

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

The distribution of gross premiums written by type of treaty for the three months and nine months ended September 30, 2007 and 2006 was as follows:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Non-life Segment
Proportional	57%	59%	49%	48%
Non-proportional	21	21	32	34
Facultative	5	6	4	5
Life Segment
Proportional	16	13	13	11
Non-proportional	—	—	1	1
ART Segment
Non-proportional	1	1	1	1

Total	100%	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business and by the timing of receipt by the Company of cedant accounts and premium adjustments by cedants in the Non-life and Life segments.

The decrease in the percentage of non-proportional gross premiums written for the Non-life segment for the nine-month period of 2007 compared to 2006 resulted primarily from timing differences in the recognition of premiums in the U.S. P&C sub-segment. The increase in the percentage of proportional gross premiums written for the Life segment resulted from the increase in the Company’s mortality business. In addition, changes in average foreign exchange rates affect the period-to-period comparisons for all treaty types.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and nine months ended September 30, 2007 and 2006 was as follows:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
North America	44%	43%	42%	43%
Europe	40	40	45	43
Asia, Australia and New Zealand	6	9	6	8
Latin America, Caribbean and Africa	10	8	7	6

Total	100%	100%	100%	100%

The distribution of gross premiums written was largely comparable between both periods. In addition, the distribution of gross premiums for all non-U.S. regions was affected by foreign exchange fluctuations which increased the non-U.S. premiums as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates.

Premium Distribution by Production Source

The Company generates its business, or gross premiums written, both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2007 and 2006 was as follows:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Broker	69%	69%	70%	69%
Direct	31	31	30	31

The distribution of gross premiums written was comparable between both periods.

Net Investment Income

Net investment income by asset source for the three months and nine months ended September 30, 2007 and 2006 was as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Fixed maturities	$109	27%	$86	$302	26%	$240
Short-term investments, trading securities, cash and cash equivalents	13	(27)	17	41	(6)	44
Equities	9	19	7	29	12	25
Funds held and other	11	18	10	29	4	28
Investment expenses	(6)	16	(5)	(16)	13	(14)

Net investment income	$136	18	$115	$385	19	$323

Three-month result

Net investment income increased in the three months ended September 30, 2007 compared to the same period of 2006 due to:

•

an increase in net investment income from fixed maturities, equities and funds held primarily due to an increase in the asset base resulting from the reinvestment of cash flows from operations of $1,096 million excluding the net sale of $54 million of trading securities since September 30, 2006 and to higher interest rates prevailing during the three months of 2007 compared to the same period of 2006; and

•

the weakening of the U.S. dollar, on average, in the three months ended September 30, 2007 compared to the same period in 2006 contributed 2% of the increase in net investment income; partially offset by

•

a decrease in net investment income from short-term investments, trading securities, and cash and cash equivalents primarily due to the increased asset allocation during the 2006 period to cash and cash equivalents, trading securities and U.S. government securities from equity securities to keep the portfolio duration shorter than its neutral duration; and

•	an increase in investment expenses resulting from the increase in the asset base.

Nine-month result

Net investment income increased in the nine months ended September 30, 2007 compared to the same period of 2006 due to:

•	an increase in net investment income from fixed maturities and equities primarily for the reasons noted above; and

•	the weakening of the U.S. dollar, on average, in the first nine months of 2007 compared to the same period in 2006 contributed 2% of the increase in net investment income; partially offset by

•	a decrease in net investment income from short-term investments, trading securities, and cash and cash equivalents for the reasons noted above; and

•	an increase in investment expenses resulting from the increase in the asset base.

Net Realized Investment (Losses) Gains

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

Proceeds from the sale of investments classified as available for sale for the three months and nine months ended September 30, 2007 were $1,350 million and $4,242 million, respectively. Realized investment gains and losses on securities classified as available for sale for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Gross realized gains	$36	$35	$120	$206
Gross realized losses excluding other-than-temporary impairments	(36)	(20)	(83)	(165)
Other-than-temporary impairments	(14)	(3)	(88)	(24)

Total net realized investment (losses) gains on available for sale securities	$(14)	$12	$(51)	$17

The components of net realized investment gains or losses for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Net realized investment gains (losses) on available for sale fixed maturities and short-term investments, excluding other-than-temporary impairments	$3	$(1)	$(22)	$(21)
Net realized investment (losses) gains on available for sale equities, excluding other-than-temporary impairments	(3)	16	59	62
Other-than-temporary impairments	(14)	(3)	(88)	(24)
Net realized investment (losses) gains on trading securities	(8)	(1)	17	10
Change in net unrealized investment gains (losses) on trading securities	2	3	(17)	(5)
Net realized and unrealized investment losses on equity securities sold but not yet purchased	(1)	—	(9)	(3)
Net realized and unrealized investment gains on designated hedging activities	4	3	9	7
Net realized and unrealized gains (losses) on other invested assets	12	8	(6)	9
Other realized and unrealized investment gains (losses)	2	(2)	1	(16)

Total net realized investment (losses) gains	$(3)	$23	$(56)	$19

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share, but reduce accumulated other comprehensive income in the Consolidated Balance Sheet, except for those related to trading securities, which are recorded immediately as realized investment losses. See Critical Accounting Policies and Estimates—Other-than-Temporary Impairment of Investments in Item 7 of Part II and Note 2(f) to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A.

Three-month result

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $14 million (all of which related to equity securities) and $3 million (all of which related to fixed maturity securities) for the three months ended September 30, 2007 and 2006, respectively. The other-than-temporary impairment charges on equity securities recorded in the 2007 period were mainly the result of equity securities with large unrealized loss positions. Typically, the Company considers impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security prior to a decision to dispose of the security.

Net realized investment losses on trading securities, change in net unrealized investment gains (losses) on trading securities and net realized and unrealized investment losses on equity securities sold but not yet purchased result from the timing of disposition and the change in market value of the trading securities.

The increase in net realized and unrealized gains on other invested assets for the three months ended September 30, 2007 compared to the same period in 2006 resulted primarily from the increase of $9 million in net realized and unrealized gains related to treasury futures used by the Company to manage its investment portfolio duration, partially offset by $5 million in net realized and unrealized losses related to equity futures recorded in the 2007 period.

Nine-month result

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $88 million (of which $44 million related to fixed maturity securities and $44 million related to equity securities) and $24 million (all of which related to fixed maturity securities) for the nine months ended September 30, 2007 and 2006, respectively. The other-than-temporary impairment charges on fixed maturity securities were mainly as a result of rising interest rates, which reduced the fair value of the fixed income portfolio. The Company also recorded other-than-temporary impairment charges on equity securities with large unrealized loss positions.

For the nine months ended September 30, 2007, net realized and unrealized losses on other invested assets were $6 million, compared to net realized and unrealized gains of $9 million for the same period in 2006. The difference between both periods resulted primarily from the decrease of $9 million in net realized and unrealized gains on treasury futures and $5 million in net realized and unrealized losses related to equity futures recorded in the 2007 period.

Other realized and unrealized investment losses for the nine months ended September 30, 2006 resulted primarily from the negative impact of foreign exchange on the sale of equity securities.

Other Income (Loss)

Other income for the three months ended September 30, 2007 was $5 million compared to $8 million for the three months ended September 30, 2006. Other loss for the nine months ended September 30, 2007 was $3 million compared to other income of $28 million for the nine months ended September 30, 2006. The other income (loss) primarily reflected income or losses on the Company’s ART contracts that were accounted for using the deposit accounting method or were considered to be derivatives. See the discussion of the ART segment included in the section Review of Net Income—Results by Segment above.

Other Operating Expenses

Other operating expenses for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2007	% Change 2007 over 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	% Change 2007 over 2006	For the nine months ended September 30, 2006
Other operating expenses	$79	(2)%	$81	$238	3%	$231

Three-month result

Other operating expenses are comprised primarily of personnel and infrastructure costs and represented 7% and 8% of total net premiums earned (both life and non-life) in the three months ended September 30, 2007 and 2006, respectively. The decrease in operating expenses of 2% in 2007 compared to 2006 consisted primarily of a decrease in fixed asset depreciation and other costs of $4 million, partially offset by an increase in personnel costs and consulting and professional fees of $2 million. Without the contribution of foreign exchange, other operating expenses would have decreased by 4% in 2007 compared to the same period in 2006.

Nine-month result

Other operating expenses represented 9% of total net premiums earned in the nine months ended September 30, 2007 and 2006. The increase in operating expenses of 3% in 2007 compared to 2006 consisted primarily of increases in personnel costs of $9 million and consulting and professional fees of $4 million, partially offset by decreases of $6 million in fixed asset depreciation and other costs. Without the contribution of foreign exchange, other operating expenses would have been flat in 2007 compared to the same period in 2006.

Financial Condition, Liquidity and Capital Resources

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A. The following discussion of financial condition, liquidity and capital resources at September 30, 2007 focuses only on material changes from December 31, 2006.

Investments

Total investments and cash were $11.5 billion at September 30, 2007, compared to $10.7 billion at December 31, 2006. The major factors influencing the increase in the nine-month period ended September 30, 2007 were:

•	net cash provided by operating activities of $874 million, after excluding $428 million net sales of trading securities; and

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $276 million; partially offset by

•

net payment for the Company’s common shares of $126 million resulting from the repurchase of common shares of $152 million under the Company’s share repurchase program, partially offset by $26 million related to the issuance of common shares under the Company’s equity plans;

•	dividend payments on common and preferred shares totaling $99 million;

•	decrease in net payable for securities purchased, including equity securities sold but not yet repurchased, of $41 million; and

•

decrease in the market value (realized and unrealized) of the investment portfolio of $34 million resulting from the decrease in market value of the fixed income portfolio of $47 million, partially offset by the increase in market value of the equity portfolio of $13 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At September 30, 2007, the liability funds totaled $7.0 billion and were comprised of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $4.7 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Available for Sale Investments

At September 30, 2007, investments classified as available for sale comprised approximately 99% of the Company’s total investments (excluding other invested assets), with 1% being classified as trading securities. At September 30, 2007, approximately 97% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 96% of the invested assets currently held by the Company are publicly traded.

The average duration of the Company’s investment portfolio was 4.0 years at September 30, 2007 and 4.1 years at December 31, 2006, which closely matches the duration of the Company’s liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury futures at September 30, 2007 allowed the Company to extend the duration of its investment portfolio from 3.8 years to 4.0 years.

Fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 5.0% at September 30, 2007 compared to 4.9% at December 31, 2006, reflecting higher interest rates in Europe and widening spreads on corporate and mortgage-backed securities, offset by lower treasury rates in the U.S. The Company’s investment portfolio generated a total return of 7.0% for the nine-month period ended September 30, 2007 compared to 5.3% for the same period in 2006.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as available for sale at September 30, 2007 were as follows (in millions of U.S. dollars):

September 30, 2007	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$1,489	$16	$(2)	$1,503
—other foreign governments	2,716	33	(15)	2,734
—corporate	2,639	23	(30)	2,632
—mortgage/asset-backed securities	2,120	8	(27)	2,101

Total fixed maturities	8,964	80	(74)	8,970
Short-term investments	122	—	—	122
Equities	1,224	123	(23)	1,324

Total	$10,310	$203	$(97)	$10,416

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

U.S. government included both U.S. treasuries and agencies of the U.S. government. At September 30, 2007, U.S. treasuries accounted for 73% of this category. While U.S. treasuries and U.S. agencies are not rated, they are generally considered to have credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At September 30, 2007, 93% of this category was rated AAA, while investment grade government and agency obligations accounted for the remaining 7% of this category. The largest three foreign government issuers (Germany, Canada, and France) accounted for 88% of this category at September 30, 2007.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At September 30, 2007, 98% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 61% were rated A- or better. While the ten largest issuers accounted for less than 17% of the corporate bonds held by the Company at September 30, 2007, no single issuer accounted for more than 4% of the total. At September 30, 2007, 84% of this category was comprised of U.S. bonds, and 43% were bonds within the financial sector.

In the mortgage/asset-backed securities category, 91% of the investments were U.S. mortgage-backed securities at September 30, 2007. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company did not have exposure to these types of securities in its own portfolio at September 30, 2007. The remaining 9% of this category was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that 9% were Dutch mortgage-backed and asset-backed securities, which accounted for 5% of this category and were rated AA- or better.

Short-term investments classified as available for sale were primarily obligations of the United States and the Canadian governments.

Publicly traded common stocks comprised 76% of equities at September 30, 2007. The majority of the remaining balance was comprised of a $228 million bank loan portfolio, which accounted for 17% of the equities, with the balance in high yield, convertibles and alternative investments. Of the publicly traded common stocks, U.S. issuers represented 94% at September 30, 2007. While the ten largest common stocks accounted for 28% of the equities held by the Company at September 30, 2007, no single common stock issuer accounted for more than 4% of the total. At September 30, 2007, the largest publicly traded common stock exposures of the ten major economic sectors was 20% in consumer non-cyclicals, while other sectors over 10% included financials at 20%, communications at 15%, industrials at 13%, and energy at 12%.

For the nine months ended September 30, 2007, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $88 million ($44 million related to fixed maturity securities and $44 million related to equity securities). The Company currently does not have any exposure to the sub-prime mortgage sector in its investment portfolio, and consequently, the Company’s other-than-temporary impairment charge for the three and nine months ended September 30, 2007 did not include any write-downs related to sub-prime mortgage issues. See Note 2(f) to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K/A for a discussion of the Company’s accounting policies for investments and other-than-temporary impairments.

At September 30, 2007, the Company had more than 600 securities with gross unrealized losses. Of the gross unrealized losses of $97 million at September 30, 2007 on investments classified as available for sale, 66% related to investment positions that were carried at an unrealized loss for less than 12 months, compared to 42% at December 31, 2006. Total gross unrealized losses on fixed maturities were $74 million at September 30, 2007, of which $73 million were attributable to investment-grade securities and $1 million were attributable to securities rated below investment-grade. The Company’s investment security with the largest unrealized loss position at September 30, 2007, for which an other-than-temporary impairment charge has not been taken, was a private equity security with an unrealized loss of $6 million, representing 3% of the cost of the security.

The majority of the unrealized losses on fixed maturity securities classified as available for sale for which an other-than-temporary impairment charge has not been taken, are due to changes in interest rates. At September 30, 2007, the unrealized losses on the Company’s U.S. and other foreign government securities resulted from interest rate increases. The majority of the government securities are rated AAA, and are not expected to default. The Company’s unrealized losses on investments in corporate bonds were also primarily due to interest rate increases, largely related to widening spreads in investment-grade corporate securities. The unrealized losses on these high quality corporate bonds were distributed across many industries, with the financial and consumer cyclical sectors contributing the largest portion of unrealized losses. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were also due to interest rate increases. Almost all of the mortgage and asset-backed securities were issued by agencies of the U.S. government, and therefore it is expected that the securities are not expected to default. The largest fixed maturity unrealized loss at September 30, 2007, for which an other-than-temporary impairment charge has not been taken, was an unrealized loss of $3 million, representing 2% of the amortized cost of the security.

The Company’s investments in equity securities consist primarily of investments in common stocks of companies in various industries and investments in private equity funds. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. As noted above, the largest unrealized loss position was related to a private equity security. In addition to this private equity security, the majority of the unrealized losses on equity securities were in the finance, technology and health care sectors.

The Company believes that these decreases in value are temporary under current accounting guidance, and additional analysis of individual securities for potential other-than-temporary impairments was carried out by the Company to validate its belief. The Company has the intent and ability to retain such investments for a period of time sufficient to allow for any recovery in fair value, and after considering the other-than-temporary impairment charges already taken, does not consider those investments to be other-than-temporarily impaired at September 30, 2007. At September 30, 2007, Management believed that the Company had no significant unrealized losses caused by other factors and circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at September 30, 2007, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$712	$711
More than one year through five years	3,144	3,159
More than five years through ten years	2,756	2,754
More than ten years	354	367

Subtotal	6,966	6,991
Mortgage/asset-backed securities	2,120	2,101

Total	$9,086	$9,092

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at September 30, 2007 was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Gross Unrealized Losses
One year or less	$425	$423	$(2)
More than one year through five years	1,322	1,309	(13)
More than five years through ten years	1,235	1,210	(25)
More than ten years	161	154	(7)

Subtotal	3,143	3,096	(47)
Mortgage/asset-backed securities	1,419	1,392	(27)

Total	$4,562	$4,488	$(74)

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at September 30, 2007:

% of total fixed income securities
Rating Category
AAA	69%
AA	5
A	12
BBB	11
Below investment-grade/unrated	3

100%

Other Investments

Fixed maturities, short-term and equity investments that are bought and held principally for the purpose of selling in the near term are classified as trading securities. The market value of investments classified as trading securities was $141 million and $600 million at September 30, 2007 and December 31, 2006, respectively. The decrease in trading securities is mainly due to a change in asset allocation from the equity trading portfolio to the available for sale equity and fixed maturity portfolios given current and prospective economic conditions over the first nine months of 2007. Included in the total market value of trading securities at September 30, 2007 was $17 million related to convertible fixed income securities and $124 million related to equity securities. At September 30, 2007, the net unrealized investment gain on trading securities was approximately $5 million compared to $22 million at December 31, 2006.

As discussed above, the Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury futures was $459 million at September 30, 2007, while the fair value of the futures contracts, recorded in other invested assets, was a net unrealized gain of $1 million. In the third quarter of 2007, the Company shorted $100 million in equity futures to reduce its exposure to equity market risk due to uncertainties in the equity market. The fair value of the equity futures, recorded in other invested assets, was a net unrealized loss of $3 million at September 30, 2007.

The Company also owns other invested assets, consisting primarily of investments in non-publicly traded companies, private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. See the ART segment included in the section Review of Net Income—Results by Segment above for a discussion of other invested assets.

Included in net payable for securities purchased at September 30, 2007 and December 31, 2006 was $39 million and $70 million, respectively, of equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale. The change in net unrealized investment gains or losses on equity securities sold but not yet purchased was a loss of $2 million for the first nine months of 2007, compared to a gain of $5 million for the same period in 2006.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at September 30, 2007 have not changed significantly since December 31, 2006. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2007. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A for additional information concerning losses and loss expenses.

The Company’s unpaid losses and loss expenses for its non-life operations are composed of the reserves for its Non-life and ART segments. At September 30, 2007 and December 31, 2006, the Company recorded gross non-life reserves for unpaid losses and loss expenses of $7,110 million and $6,871 million, respectively. The following table provides a reconciliation of the net non-life reserves for unpaid losses and loss expenses for the first nine months of 2007 and 2006 (in millions of U.S. dollars):

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Net liability at December 31	$6,732	$6,552
Net incurred losses related to:
Current year	1,537	1,522
Prior years	(318)	(203)

	1,219	1,319
Net paid losses	(1,231)	(1,422)
Effects of foreign exchange rate changes	256	187

Net liability at September 30	$6,976	$6,636

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income—Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Net incurred losses for the nine months ended September 30, 2007 included $52 million for European windstorm Kyrill. The non-life ratio of paid losses to net premiums earned was 52%, while the non-life ratio of paid losses to incurred losses was 101% for the nine months ended September 30, 2007, compared to 61% and 108%, respectively for the same period in 2006. The high non-life ratio of paid losses to incurred losses in the nine month periods reflected payments on the large 2005 and 2004 catastrophic loss events and timing of loss payments associated with older underwriting years. As of September 30, 2007, approximately 91% and 84% of the Company’s ultimate loss estimates related to the 2004 Atlantic hurricanes and the large 2005 catastrophic losses were paid, respectively.

Policy Benefits for Life and Annuity Contracts

At September 30, 2007 and December 31, 2006, the Company recorded gross policy benefits for life and annuity contracts of $1,623 million and $1,431 million, respectively. The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the first nine months of 2007 and 2006 (in millions of U.S. dollars):

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Net liability at December 31	$1,388	$1,193
Net incurred losses	346	262
Net paid losses	(226)	(215)
Effects of foreign exchange rate changes	74	69

Net liability at September 30	$1,582	$1,309

See Review of Net Income—Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2006 Annual Report on Form 10-K/A. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at September 30, 2007 have not changed materially compared to December 31, 2006.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at September 30, 2007 was $4.2 billion, a 12% increase compared to $3.8 billion at December 31, 2006. The major factors contributing to the increase in shareholders’ equity in the nine-month period ended September 30, 2007 were:

•	net income of $537 million;

•

a $93 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe Holdings Europe Limited (formerly PartnerRe Holdings Ireland Limited) and its subsidiaries and PartnerRe SA’s financial statements into the U.S. dollar; and

•

a $25 million increase in net unrealized gains and losses on investments, net of deferred taxes, recorded in shareholders’ equity resulting from changes in the fair value of investments, realization of net gains and losses on sales of securities and other-than-temporary impairments; offset by

•

a net decrease of $108 million, due to the repurchase of common shares of $152 million under the Company’s share repurchase program, offset by the issuance of common shares under the Company’s employee equity plans and compensation expense related to the Company’s employee equity plans of $44 million;

•	dividends declared on both the Company’s common and preferred shares of $99 million; and

•	a $9 million decrease in opening retained earnings due to the adoption of FIN 48.

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

During the first nine months of 2007, the Company repurchased in the open market under its authorized share repurchase program, 2,116,621 of its common shares at a total cost of approximately $152 million, of which 1,629,321 common shares, or approximately $119 million, are currently held in treasury and are available for reissuance. In May 2007, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At September 30, 2007, the Company had approximately 3.4 million common shares remaining under its current share repurchase authorization.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that over time, growth in the Company’s diluted book value per share should translate into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards). During the first nine months of 2007, diluted book value per share increased by 16% to $65.07 at September 30, 2007, compared to the December 31, 2006 diluted book value per share of $56.07.

The table below sets forth the capital structure of the Company at September 30, 2007 and December 31, 2006 (in millions of U.S. dollars):

	September 30, 2007		December 31, 2006
Capital Structure:
Long-term debt	$620	12%	$620	13%
Capital efficient notes(1)	250	5	250	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	4	230	5
Common shareholders’ equity	3,705	73	3,266	70

Total Capital	$5,095	100%	$4,656	100%

(1)

PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $834 million at September 30, 2007, compared to $989 million at December 31, 2006. Cash flows from operations for the nine months ended September 30, 2007 increased to $1,302 million from $644 million in the same period of 2006. This increase in cash flows from operations was mainly due to a change in asset allocation to sell approximately $428 million of trading securities, which are classified as operating cash flows under U.S. GAAP, and higher underwriting cash inflows due to lower paid losses in the nine months of 2007 compared to the same period in 2006. Without the impact of trading securities, net cash provided by operating activities would have been $874 million and $660 million for the nine months ended September 30, 2007 and 2006, respectively.

The decrease in paid losses in the first nine months of 2007 reflects lower payments on the 2004 and 2005 catastrophes compared to the same period in 2006. Paid losses for the nine months ended September 30, 2007 and 2006 included approximately $184 million and $423 million, respectively, related to the large 2005 and 2004 catastrophic loss events. The increase in cash flows from operations is also related to an increase in cash receipts related to the 19% increase in net investment income in the first nine months of 2007, compared to the same period in 2006. The growth in net investment income is a result of cumulative cash flows added to the portfolio, as well as the contribution of rising interest rates.

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

Credit Facilities and Off-Balance Sheet Arrangements

Credit facilities and off-balance sheet arrangements at September 30, 2007 have not changed significantly since December 31, 2006. See Credit Facilities and Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s 2006 Annual Report on Form 10-K/A.

Currency

See Results of Operations and Review of Net Income above for a discussion of net foreign exchange losses for the three months and nine months ended September 30, 2007 and 2006 and Item 3 of Part I below for a discussion on foreign currency risk.

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

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2006 Annual Report on Form 10-K/A. The following discussion of market risks at September 30, 2007 focuses only on material changes from December 31, 2006 in the Company’s market risk exposures, or how those exposures are managed.

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

At September 30, 2007, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 4.0% (or approximately $399 million) decrease in fair value of investments exposed to interest rates, or approximately 3.4% and 9.4% decrease of the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

The table below summarizes the Company’s gross and net exposure to foreign currency on its September 30, 2007 Consolidated Balance Sheet, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	Euro	GBP	CAD	CHF	JPY	Other	Total(1)
Invested assets	$2,646	$434	$582	$—	$—	$32	$3,694
Other net liabilities	(2,308)	(267)	(483)	(204)	(39)	(494)	(3,795)

Total foreign currency risk	338	167	99	(204)	(39)	(462)	(101)
Total derivative amount	96	(107)	61	180	35	427	692

Net foreign currency exposure	$434	$60	$160	$(24)	$(4)	$(35)	$591

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

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $59 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company manages this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases. At September 30, 2007, approximately 69% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 86% was rated A- or better and 3% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

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

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale (fair market value of $1,324 million at September 30, 2007). The Company also holds marketable equity securities classified as trading securities (fair market value of $124 million at September 30, 2007). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company shorted $100 million in equity futures at September 30, 2007 to reduce its exposure to equity market risk (fair market value was an unrealized loss of $3 million at September 30, 2007). Net payable for securities purchased includes equity securities sold but not yet purchased in the amount of $39 million at September 30, 2007, which represent sales of securities not owned at the time of sale. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.79. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 7.9% (or approximately $122 million without taking into account taxes) increase or decrease in the market value of the Company’s equity portfolio, or approximately 1.1% and 2.9% increase or decrease of the total invested assets and shareholders’ equity of the Company, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2007, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

See Risk Factors in Item 1A of Part I of the Company’s 2006 Annual Report on Form 10-K/A for a complete review of important risk factors. The following discussion supplements the operating risk factors that could have a material impact on the Company’s results of operations or financial condition.

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

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)(2)	(d) Maximum number of shares that may yet be purchased under the program(2)
07/01/2007-07/31/2007	—	—	—	4,414,200
08/01/2007-08/31/2007	403,100	72.64	403,100	4,011,100
09/01/2007-09/30/2007	640,421	70.53	640,421	3,370,679

Total	1,043,521	71.34	1,043,521

(1)	The Company repurchased an aggregate of 1,043,521 of its common shares in the open market during the three months ended September 30, 2007 pursuant to its repurchase program.
(2)

In May 2007, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 3,370,679 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

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
Date: November 7, 2007

	By:	/s/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice President & Chief Financial Officer
Date: November 7, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit
11.1	Statements Regarding Computation of Net Income per Common and Common Share Equivalents

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications