Form 10-K
period 2007-12-31
PARTNERRE LTD
filed 2008-02-29
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2007) was $4,374,784,093 based on the closing sales price of the Registrant’s common shares of $77.50 on that date.

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 20, 2008 was 54,180,948.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 22, 2008 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

PART I

ITEM 1.	BUSINESS

General

PartnerRe Ltd. (the Company or PartnerRe), incorporated in Bermuda on August 24, 1993, is an international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA, Partner Reinsurance Europe Limited (formerly Partner Reinsurance Ireland Limited) (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

In November 2005, the European Parliament adopted Directive 2005/68/EC, the European Union Reinsurance Directive (Reinsurance Directive). The Reinsurance Directive seeks to harmonize the supervision of reinsurance business within the European Union by creating a single regulated market. Each member state needed to adopt the directive into local legislation by December 2007. To ensure operational efficiency, the Company determined that it was in its best commercial interests to restructure its European operations to create a single operating platform in Europe. The Company determined that the appropriate entity to operate as such single operating platform was its Irish reinsurance subsidiary, PartnerRe Europe. The reorganization occurred on January 1, 2008, at which time PartnerRe SA ceased its underwriting operations. As part of the reorganization, PartnerRe SA, its Canadian non-life branch and the Swiss branch of Partner Reinsurance transferred substantially all of their business, assets and liabilities to PartnerRe Europe. Following the reorganization, PartnerRe Europe is the principal reinsurance carrier for all of the Company’s business underwritten in France, Ireland and Switzerland and for the non-life business underwritten in Canada. Contemporaneously, the business, assets and liabilities of the Canadian life branch of PartnerRe SA were transferred to a new Canadian life branch of Partner Reinsurance.

While the restructuring of the European operations is expected to result in a more tax efficient corporate structure and a lower effective tax rate going forward, the Company expects to incur a non-recurring tax charge in the first quarter of 2008 of between $35 million and $55 million as a result of the asset transfers between the Company’s various subsidiaries and branches described above.

Business Strategy

The Company assumes and manages global insurance and capital markets risks. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for absolute certainty of claims payment with its shareholders’ need for an appropriate return on their capital. Operating Return on Equity (ROE) and growth in diluted book value per share are two of the principal metrics used by Management to measure the Company’s results. Consequently, the Company has set a goal of an average 13% operating ROE and a compound annual growth rate of 10% in diluted book value per share over a reinsurance cycle. Operating ROE is obtained by dividing operating earnings by the net book value of the common shareholders’ equity at the beginning of the year. Operating earnings is defined as net income less after-tax net realized investment gains or losses on investments, net after-tax interest in earnings or losses of equity investments and preferred share dividends. Diluted book value per share is calculated using common shareholders’ equity, defined as total shareholders’ equity less the aggregate liquidation value of the preferred shares, divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities).

The Company has adopted the following five-point strategy:

Diversify risk across products and geographies: PartnerRe writes most lines of business in approximately 150 countries worldwide. The Company’s geographic spread of premiums mirrors that of the global insurance industry. Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to reinsurance business opportunities worldwide, and reduces the overall volatility of results. It is also the cornerstone of the Company’s risk management approach. The reinsurance business is cyclical, but cycles by line of business and by geography are rarely synchronized. This diversification strategy allows the Company to rapidly deploy capital to risk classes and geographies that offer the greatest return over time.

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

Actively manage capital across the portfolio and over the cycle: PartnerRe seeks to manage its capital to optimize shareholder returns over the cycle. In order to manage capital across a portfolio and over a cycle, the Company believes two things are critical: an appropriate and common measure of risk-adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or return to the shareholders. To achieve effective and efficient capital allocation, the Company has an intense focus on operating ROE. This discipline and focus, supported by strong actuarial and financial analysis, allows the Company to make well-informed decisions at the underwriting and pricing level, as well as in the allocation of capital within its portfolio of reinsurance businesses and within pre-established risk limits.

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

Reinsurance Operations

General

The Company provides reinsurance for its clients in approximately 150 countries around the world. Through its branches and subsidiaries, the Company provides reinsurance of non-life and life risks of ceding companies (primary insurers, cedants or reinsureds) on either a proportional or non-proportional basis through treaties or facultative reinsurance. The Company’s offices are located in Beijing, Bermuda, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich.

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

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P & C), Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous either in terms of geography, client types, buying patterns, underlying risk patterns or approach to risk management.

The U.S. sub-segment includes property, casualty, motor, multiline, structured risk, agriculture, surety and other risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) P&C sub-segment includes property, casualty, motor and structured risk business generally originating outside of the United States, written by Partner Reinsurance and PartnerRe SA. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The Catastrophe sub-segment consists of catastrophe business written by Partner Reinsurance. The Life segment includes life, health and annuity lines of business. The Corporate and Other segment includes principal finance, insurance-linked securities (including weather related products), investment related activities (net investment income, realized gains and losses, and strategic investments) and corporate items.

The following is a description of specific lines of business written by the Company:

Property—Property business provides reinsurance coverage to insurers for property damage or business interruption losses resulting from fires, catastrophes and other perils covered in industrial and commercial property and homeowners’ policies and is written on both a proportional and non-proportional basis, including structured reinsurance of property risks. The Company’s most significant exposure is typically to losses from windstorm and earthquake, although the Company is exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. The Company’s predominant exposure under these property coverages is to property damage. However, other risks, including business interruption and other non-property losses may also be covered under a property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company’s property reinsurance treaties generally exclude certain risks such as war, nuclear, biological and chemical contamination, radiation and environmental pollution.

Casualty—The Company’s casualty business includes third party liability, employers’ liability, workers’ compensation and personal accident coverages written on both a proportional and non-proportional basis, including structured reinsurance of casualty risks.

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

Other Lines of Business—The Company supplies (re)insurance and other financial products, including strategic investments. These products include weather derivatives and interest rate and total return swaps referencing asset backed or other types of securities, which provide various types of weather and credit protection to clients. Clients for these products include insurance companies, financial institutions and industrial companies. When this protection is in the form of reinsurance, the contracts may be written on either a proportional, non-proportional or facultative basis.

The Company’s strategic investments include the Company’s investment in ChannelRe Holdings Ltd. (ChannelRe), a non-publicly traded financial guaranty reinsurer based in Bermuda, which provides reinsurance services exclusively to MBIA. The Company’s investment represents 20% of the common shares of Channel Reinsurance Ltd., which is a subsidiary and the primary asset of ChannelRe. See Notes to Consolidated Financial Statements in Item 8 of Part II of this report for further information.

The Company’s business is produced both through brokers and through direct relationships with insurance companies. In North America, business is primarily written through brokers, while in the rest of the world, the business is written on both a direct and broker basis.

For the year ended December 31, 2007, the Company had two brokers that individually accounted for 10% or more of its gross premiums written. Marsh & McLennan Companies (including Guy Carpenter) accounted for approximately $705 million, or 19% of total gross premiums written, while Aon Group accounted for approximately $654 million, or 17% of total gross premiums written. The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the year ended December 31, 2007:

2007
Non-life
U.S.	64%
Global (Non-U.S.) P&C	29
Global (Non-U.S.) Specialty	19
Catastrophe	47
Life	17

The Company’s business is geographically diversified with premiums being written in approximately 150 countries. See Note 18 to Consolidated Financial Statements in Item 8 of Part II of this report for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.

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

The Company generally underwrites risks with specified limits per treaty program. Like other reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as hurricane, windstorm, flood or earthquake, or other man-made events. Any such catastrophic event could generate insured losses in one or many of the Company’s reinsurance treaties and facultative contracts in one or more lines of business. The Company considers such event scenarios as part of its evaluation and monitoring of its aggregate exposures to catastrophic events.

Retrocessions

The Company uses retrocessional agreements only to a limited extent to reduce its exposure on certain specialty reinsurance risks assumed and to mitigate the effect of any single major event or the frequency of medium-sized events. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The Company also utilizes retrocessions in the Life segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria.

The Company remains liable to its cedants to the extent the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. The Company holds collateral, including escrow funds, securities and letters of credit under certain retrocessional agreements. Provisions are made for amounts considered potentially uncollectible and reinsurance losses recoverable from retrocessionaires are reported after allowances for uncollectible amounts. At December 31, 2007, the Company had $158 million of reinsurance recoverables under such arrangements.

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

See Critical Accounting Policies and Estimates in Item 7 of Part II of this report for a discussion of the Company’s reserving process.

Changes in Reserves

The following table shows the development of net reserves for unpaid losses and loss expenses for the Company’s Non-life business. The table begins by showing the initial reported year-end gross and net reserves, including IBNR, recorded at the balance sheet date for each of the ten years presented. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to ten subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year, as the liabilities are re-estimated. Reserves denominated in foreign currencies are revalued at each year-end’s foreign exchange rates.

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

Development of Loss and Loss Expense Reserves

(in thousands of U.S. dollars)

	1997(1)	1998(2)	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross liability for unpaid losses and loss expenses	$1,098,527	$2,649,380	$2,616,556	$2,386,032	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436
Retroceded liability for unpaid losses and loss expenses	126,112	257,398	205,982	203,180	214,891	217,777	175,685	153,018	185,280	138,585	132,479

Net liability for unpaid losses and loss expenses	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957
Net liability re-estimated as of:
One year later	949,203	2,189,064	2,376,763	2,111,483	3,035,309	3,806,231	4,688,964	5,006,767	6,602,832	6,715,107
Two years later	869,741	2,010,885	2,205,861	2,302,284	3,310,898	3,975,926	4,301,161	5,044,922	6,618,112
Three years later	851,427	1,912,869	2,316,164	2,489,601	3,456,250	3,781,574	4,373,992	5,092,289
Four years later	809,959	1,948,521	2,448,562	2,611,045	3,326,527	3,894,500	4,494,182
Five years later	832,798	2,044,481	2,540,927	2,513,123	3,433,887	4,019,813
Six years later	883,067	2,103,952	2,461,178	2,617,775	3,528,665
Seven years later	918,291	2,036,754	2,553,570	2,691,267
Eight years later	884,965	2,123,245	2,626,386
Nine years later	938,788	2,185,049
Ten years later	978,476
Cumulative (deficiency) redundancy	$(6,061)	$206,933	$(215,812)	$(508,415)	$(737,928)	$(579,174)	$85,192	$521,322	$(65,731)	$17,093
Cumulative amount of net liability paid through:
One year later	$231,454	$537,682	$778,382	$615,276	$923,165	$1,126,882	$1,120,756	$1,250,534	$1,718,996	$1,473,964
Two years later	362,692	815,231	1,060,797	960,288	1,391,301	1,713,953	1,573,312	1,821,773	2,482,695
Three years later	410,342	988,069	1,260,298	1,163,105	1,740,277	1,993,947	1,948,203	2,207,692
Four years later	417,613	1,089,279	1,373,693	1,354,886	1,924,833	2,248,980	2,219,506
Five years later	450,723	1,158,620	1,508,343	1,465,515	2,086,252	2,433,223
Six years later	472,093	1,239,898	1,580,951	1,566,719	2,215,412
Seven years later	513,089	1,291,049	1,652,891	1,643,075
Eight years later	539,436	1,343,849	1,702,895
Nine years later	563,015	1,390,425
Ten years later	590,237

(1)	Liability for unpaid losses and loss expenses includes, for the first time, PartnerRe SA, which the Company acquired in July 1997.
(2)	Liability for unpaid losses and loss expenses includes, for the first time, Winterthur Re, which the Company acquired in December 1998.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves provided above (in thousands of U.S. dollars):

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Reconciliation of gross reserves:
Gross liability re-estimated as of December 31, 2007	$1,112,465	$2,438,713	$2,854,800	$2,937,788	$3,777,490	$4,253,636	$4,653,898	$5,227,131	$6,816,586	$6,853,944
Re-estimated retroceded liability	133,989	253,664	228,414	246,521	248,825	233,823	159,716	134,842	198,474	138,837

Net liability re-estimated as of December 31, 2007	$978,476	$2,185,049	$2,626,386	$2,691,267	$3,528,665	$4,019,813	$4,494,182	$5,092,289	$6,618,112	$6,715,107

Gross cumulative (deficiency) redundancy	$(13,938)	$210,667	$(238,244)	$(551,756)	$(771,862)	$(595,220)	$101,161	$539,498	$(78,925)	$16,841

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

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Cumulative (deficiency) redundancy	$(6,061)	$206,933	$(215,812)	$(508,415)	$(737,928)	$(579,174)	$85,192	$521,322	$(65,731)	$17,093
Less: Cumulative (deficiency) redundancy due to foreign exchange	(48,985)	(69,238)	(165,592)	(337,357)	(549,239)	(521,110)	(316,051)	(15,524)	(595,087)	(396,950)

Cumulative redundancy (deficiency) excluding the impact of foreign exchange	$42,924	$276,171	$(50,220)	$(171,058)	$(188,689)	$(58,064)	$401,243	$536,846	$529,356	$414,043

Since 1997, movements in foreign exchange rates between accounting periods have occasionally resulted in significant variations in the loss reserves of the Company as the U.S dollar, the Company’s reporting currency, appreciated/depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves, with the intent of matching the foreign exchange movements on its assets and liabilities. See Quantitative and Qualitative Disclosures about Market Risk contained in Item 7A of Part II of this report for a discussion of the foreign currency risk of the Company’s assets and liabilities.

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

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net liability for unpaid losses and loss expenses	$972,415	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200
Net liability re-estimated as of:
One year later	914,558	2,360,763	2,410,462	2,174,981	2,846,855	3,496,102	4,440,338	5,382,101	6,300,633	6,318,157
Two years later	910,660	2,174,414	2,359,852	2,240,526	2,921,908	3,513,647	4,298,493	5,232,707	6,023,025
Three years later	931,411	2,112,196	2,384,937	2,283,941	2,956,308	3,483,720	4,223,937	5,076,765
Four years later	907,124	2,083,108	2,400,881	2,322,084	2,964,307	3,491,033	4,178,131
Five years later	891,916	2,079,706	2,422,798	2,331,252	2,982,347	3,498,703
Six years later	891,921	2,079,261	2,431,416	2,362,941	2,979,426
Seven years later	895,662	2,088,745	2,462,104	2,353,910
Eight years later	904,723	2,121,025	2,460,794
Nine years later	928,364	2,115,811
Ten years later	929,491

Cumulative redundancy (deficiency)	$42,924	$276,171	$(50,220)	$(171,058)	$(188,689)	$(58,064)	$401,243	$536,846	$529,356	$414,043

The following table summarizes the net incurred losses for the year ended December 31, 2007 relating to the current and prior accident years by sub-segment for the Company’s Non-life operations (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment
Net incurred losses related to:
Current year	$680	$620	$653	$88	$2,041
Prior years’ net favorable development	(72)	(97)	(203)	(42)	(414)

Total net incurred losses	$608	$523	$450	$46	$1,627

See Management’s Discussion and Analysis of Financial Condition and Results of Operation for discussion of net prior year reserve development by sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year reserve development by reserving lines for the Company’s Non-life operations.

Asbestos, Environmental and Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2007 includes $88 million that represents an estimate of its net ultimate liability for asbestos and environmental claims (the gross liability for such claims was $98 million).

Most of the net amount relates to U.S. casualty exposures arising from business written prior to January 1, 1992 by certain companies which were at the time part of the AGF Group and are currently part of the Company’s subsidiaries. Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

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

During 2007, the industry began to recognize an increased likelihood of losses associated with sub-prime mortgage related risk exposures. The majority of the Company’s underwriting exposure related to this issue, if any, arises from business written in U.S. specialty casualty, primarily directors and officers exposures, during the underwriting years 2005, 2006 and 2007. The Company also has potential exposure, to a lesser extent, to this issue arising from business written in U.S. surety and Global (Non-U.S.) specialty casualty. Given the information available to date, ultimate losses from this event, if any, cannot be estimated by standard actuarial techniques. To estimate a range of potential losses, the Company performed analyses based on information received from cedants at the time the exposed business was written, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed more directly to sub-prime mortgages, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of possible ultimate liabilities.

Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for U.S. specialty casualty and other potentially exposed classes of business contemplate a reasonable provision for exposures related to potential sub-prime mortgage risks. The Company is unaware of any specific issues that would materially affect its unpaid losses and loss expense estimates related to this exposure. The Company’s unpaid losses and loss expense reserves at December 31, 2007 for U.S. specialty casualty were $1,178 million, of which $687 million relates to the 2005, 2006 and 2007 underwriting years.

There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.

Investments

The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These objectives and guidelines stress diversification of risk, capital preservation, liquidity and stability of portfolio income. Despite the prudent focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent to particular securities.

The Company’s investment strategy is largely unchanged from previous years. To ensure that the Company will have sufficient assets to pay its clients’ claims, the Company’s investment philosophy distinguishes between those assets that are matched against existing liabilities (liability funds) and those that represent shareholders’ equity (capital funds). Liability funds are invested in high-quality fixed income securities. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in preferred and common stocks, private bond and equity investments, investment-grade and below-investment-grade securities and other asset classes that offer potentially higher returns.

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

In order to manage the risks of the investment portfolio, several controls are in place. First, the overall duration (interest rate risk) of the portfolio is managed relative to the duration of the net reinsurance liabilities, defined as reinsurance liabilities net of all reinsurance assets, so that the economic value of changes in interest rates have offsetting effects on the Company’s assets and liabilities. To ensure diversification and avoid aggregation of risks, limits of assets types, economic sector exposure, industry exposure, and individual security exposure are placed on the investment portfolio. These exposures are monitored on an ongoing basis and reported at least quarterly to the Finance and Risk Management Committee of the Board.

See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of this report for a discussion of the Company’s interest rate, equity and currency management strategies.

Competition

The Company competes with other reinsurers, some of which have greater financial, marketing and management resources than the Company, and it also competes with new market entrants. Competition in the types of reinsurance that the Company underwrites is based on many factors, including the perceived financial strength of the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines of reinsurance to be written.

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

Employees

The Company had 949 employees at December 31, 2007. The Company may increase its staff over time commensurate with the expansion of operations. The Company believes that its relations with its employees are good.

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

Loss Reserve Specialist: As a registered Class 4 insurer, Partner Reinsurance is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expense provisions. The loss reserve specialist must be approved by the BMA.

Annual Statutory Financial Return and Statutory Financial Statements: Partner Reinsurance is required to file with the BMA a statutory financial return no later than four months after its financial year end, unless specifically extended upon application to the BMA. The statutory financial return for a Class 4 insurer includes, among other items, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial statements are not prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under The Companies Act 1981 of Bermuda (the Companies Act).

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

Partner Reinsurance would be prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Partner Reinsurance would be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Partner Reinsurance is also prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA, at least seven days before payment of such dividends, an affidavit stating that it will continue to meet the required margins.

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

Minimum Liquidity Ratio: The Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are some categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

At December 31, 2007, Partner Reinsurance’s solvency margin and liquidity ratio and statutory capital and surplus were well in excess of the minimum levels required by Bermuda regulations.

Effective December 31, 2008, the BMA will introduce a risk-based capital model, the Bermuda Solvency Capital Requirement (BSCR) to monitor the capital adequacy of Class 4 insurers domiciled in Bermuda, including Partner Reinsurance. The BMA will maintain the existing solvency basis until the 2008 year-end. The BSCR model will calculate a risk-based capital measure by applying capital factors to statutory financial statement and capital and solvency return elements, including investments and other assets, premiums and reserves, and insurer-specific catastrophe exposure measures, in order to establish an overall measure of capital and surplus for statutory solvency purposes. The capital factor established for each risk element, when applied to that element, will produce a required capital and surplus amount. The individual capital amounts generated for each risk element are then summed and covariance adjustments will be made to arrive at the BSCR, which may be further adjusted to allow for insurer-specific operational elements. A company’s available statutory capital and surplus divided by the BSCR gives the BSCR ratio. It is anticipated that the BSCR ratio will assist the BMA in evaluating the financial strength of each company. In addition, the BSCR model will incorporate stress testing under certain scenarios. It is anticipated that Partner Reinsurance will have capital in excess of the requirements under the new capital model.

In addition, effective December 31, 2008, the BMA will also require Class 4 insurers domiciled in Bermuda, including Partner Reinsurance, to file financial statements prepared in accordance with generally accepted accounting principles. These financial statements will be publicly available on the BMA’s website. Partner Reinsurance will provide to the BMA its audited U.S. GAAP financial statements in 2007, one year in advance of the statutory requirements.

In 2007, Partner Reinsurance maintained a branch in Switzerland, however, pursuant to a reorganization of the Company, on January 1, 2008, the branch in Switzerland transferred substantially all of its reinsurance business to the Swiss branch of PartnerRe Europe, which will continue to write substantially all of the transferred business. Foreign insurance entities that are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance and reinsurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary. The operations of the Swiss branch of Partner Reinsurance were exempt from insurance and reinsurance supervision in Switzerland, although they were subject to Bermuda regulations. In addition, Partner Reinsurance had procured a taxation ruling under which the branch was subject to Swiss tax. As of January 1, 2008, the Swiss branch of Partner Reinsurance ceased its underwriting operations and accordingly will be removed from the commercial register in 2008. Pursuant to the reorganization on January 1, 2008, PartnerRe SA transferred all of the business, assets and liabilities of its Canadian life branch to a new Canadian life branch of Partner Reinsurance. See the discussion of the Canadian life branch regulation below.

Partner Reinsurance has branches in Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations. In addition to Bermuda regulations, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong and the Labuan branch is subject to regulation by the Labuan Offshore Financial Services Authority, Malaysia.

France

PartnerRe SA is subject to regulation, mainly pursuant to the French Code des Assurances (the French Insurance Code), and to the supervision of the Autorité de Contrôle des Assurances et des Mutuelles (the ACAM), an independent administrative authority. Pursuant to the requirements of the French Insurance Code, French reinsurers must present and publish their accounts according to the same principles applicable to direct insurers, subject to specified adaptations relevant to reinsurers. Information required to be provided includes quarterly reports showing (1) for the relevant three-month period, as well as for each of the prior seven three-month periods, (i) the number of reinsurance contracts underwritten in the quarter, (ii) the aggregate amount of premiums and paid losses, (iii) the aggregate amount of business and administrative costs incurred, and (iv) the aggregate net amount of revenues in connection with investments and cash; (2) at the end of the relevant three-month period, as well as at the end of the prior three-month period, (i) the aggregate value of assets (per category of assets) supporting technical reserves, and (ii) the aggregate value of other assets; and (3) the estimated impact of the variation of certain external factors on assets and liabilities. In addition, reinsurers must file each year with the ACAM (1) their financial statements in the form to be approved by the shareholders at the annual shareholders’ meeting, (2) detailed information on the Company’s business and its assets and liabilities, and (3) various technical disclosure statements. The ACAM has authority to monitor and compel reinsurers to comply with requirements regarding the nature, timing and content of published information and documents. Pursuant to a reorganization of the Company, on January 1, 2008, PartnerRe SA transferred all of its reinsurance business, assets and liabilities to the French branch of PartnerRe Europe and ceased its underwriting operations.

Pursuant to the Reinsurance Directive, the French branch of PartnerRe Europe will be subject to Irish regulation. For a discussion of the impact of the restructuring on the regulation of PartnerRe SA’s Canadian branch, see below.

Ireland

PartnerRe Holdings Europe Limited is a holding company for PartnerRe Europe and PartnerRe Ireland Insurance Limited (PartnerRe Ireland Insurance). As a holding company, PartnerRe Holdings Europe Limited is not subject to regulation by the Financial Regulator, Ireland (Financial Regulator).

PartnerRe Ireland Insurance is a non-life insurance company incorporated under the laws of Ireland. It is subject to the regulation and supervision of the Financial Regulator pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business made under those Acts or under the European Communities Act, 1972 and the Central Bank Acts, 1942 to 1998 (together, the Insurance Acts and Regulations). PartnerRe Ireland Insurance was authorized on April 1, 2005 to undertake the business of non-life insurance in various classes of business. PartnerRe Ireland Insurance is required to maintain technical reserves as provided for in the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover PartnerRe Ireland Insurance’s calculated underwriting liabilities. In addition to filing various statutory returns with the Financial Regulator, PartnerRe Ireland Insurance is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the Insurance Accounts Regulations). The accounts must be filed with the Financial Regulator and with the Registrar of Companies in Ireland. Additionally, PartnerRe Ireland Insurance is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities.

PartnerRe Europe is a reinsurance company incorporated under the laws of Ireland. Legislation transposing the Reinsurance Directive was signed into Irish law on July 15, 2006 as the European Communities (Reinsurance) Regulations 2006 (the Regulations). Under the Regulations, all Irish reinsurers established before December 10, 2005 are deemed to be authorized under the Regulations, subject to complying with certain requirements not later than December 10, 2007. PartnerRe Europe has fully complied with the requirements set out in the Regulations and has received formal recognition from the Financial Regulator that it is duly authorized as a reinsurance undertaking to carry on reinsurance business in accordance with the Regulations. These additional requirements include, but are not limited to, the establishment of technical provisions and reserves, investment of assets, maintaining an appropriate solvency margin and maintenance of a guarantee fund. Effective January 1, 2008, the Company underwent a restructuring of its European operations and PartnerRe Europe became the single operating platform in Europe. PartnerRe Europe has established branches in France, Switzerland and Canada. PartnerRe Europe and the Swiss and French branches are subject to Irish regulations. The Canadian branch is subject to regulation in Canada.

Pursuant to Irish company law, PartnerRe Europe is restricted to declaring dividends only out of “profits available for distribution”. Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized.

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

State laws also require prior notice and/or regulatory approval of changes in control of an insurer or its holding company and of certain inter-company transfers of assets, payments of dividends and certain other transactions among affiliates, as well as any material changes within the holding company structure. The insurance laws of the state of domicile of the PartnerRe U.S. Insurance Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state’s chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe Ltd. (the ultimate parent company of the PartnerRe U.S. Insurance Companies) could become subject to such change of control regulations and would be required to file certain notices and reports with the Superintendent of Insurance of New York prior to such acquisition.

A committee of state insurance regulators developed the National Association of Insurance Commissioners’ (NAIC) Insurance Regulatory Information System (IRIS) primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance or reinsurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies usual values for each ratio. Generally, a company will become subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company’s underwriting capacity. No such action has been taken with respect to the PartnerRe U.S. Insurance Companies.

The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the NAIC in December 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. The Company Action Level is triggered if an insurer’s Total Adjusted Capital is less than 200% of its Authorized Control Level RBC (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The Regulatory Action Level is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The Authorized Control Level is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level, the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The Mandatory Control Level is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level, the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2007, the Total Adjusted Capital of the PartnerRe U.S. Insurance Companies exceeded applicable RBC levels.

Canada

PartnerRe SA was subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Act) applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Act. The Company’s Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in the Act and is limited to the business of reinsurance. The branch is licensed in the Provinces of Quebec and Ontario to write both life and non-life reinsurance business. The Company maintained sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow the branch to meet statutory solvency requirements as defined by the regulations. Statutory information required by federal and provincial insurance regulators for both property and casualty and life business includes (1) a yearly business plan (property and casualty and life), (2) quarterly and year-end returns including general information, financial statements, statutory compliance reports and various investment, technical and other information, (3) an auditor’s report, and (4) an opinion of an appointed actuary.

The Canadian branch of PartnerRe SA held a composite insurance license to write both life and non-life reinsurance business. Pursuant to the reorganization of the Company on January 1, 2008, PartnerRe SA transferred substantially all of the business, assets and liabilities of its Canadian non-life branch to the new Canadian non-life branch of PartnerRe Europe and the business, assets and liabilities of PartnerRe SA’s Canadian life branch were transferred to the new life branch of Partner Reinsurance. The Canadian branch of PartnerRe Europe has obtained a license to write any non-life business and the Canadian branch of Partner Reinsurance has obtained a license to write any life business. Both branches are only authorized to write business in the Province of Ontario, but otherwise are subject to the same regulations by OSFI as detailed above.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, Partner Reinsurance, PartnerRe SA, PartnerRe Europe and the PartnerRe U.S. Companies is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Canada, Chile, France, Hong Kong, Ireland, Japan, Mexico, Singapore, South Korea, Switzerland and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

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

Switzerland

Prior to 2008, Partner Reinsurance operated a branch in Switzerland that was subject to Swiss taxation, mainly on profits and capital. Following the Company’s reorganization on January 1, 2008, the Swiss branch of PartnerRe Europe will be subject to the same Swiss taxation regulations. To the extent that net profits are generated, they are taxed at a rate of approximately 22%. The branch pays capital taxes at a rate of approximately 0.17% on its imputed branch capital calculated according to a procured taxation ruling. See also the discussion of taxation in Ireland below.

France

The Company’s French subsidiaries, PartnerRe Holdings SA and PartnerRe SA, conduct business in, and are subject to taxation in France. The current statutory rate of tax on corporate profits in France is 34.43%. Payments of dividends by PartnerRe Holdings SA will be subject to withholding taxes. Following the Company’s reorganization on January 1, 2008, the French branch of PartnerRe Europe will be subject to the same French taxation regulations as PartnerRe SA. See also the discussion of taxation in Ireland below.

United States

PartnerRe U.S. Corporation, PartnerRe U.S., PRNY, PartnerRe Capital Markets Corp., PartnerRe Principal Finance Inc., PartnerRe Asset Management Corporation and PartnerRe New Solutions Inc. (collectively the PartnerRe U.S. Companies) transact business in and are subject to taxation in the United States. The Company believes that it and its subsidiaries, other than the PartnerRe U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company, Partner Reinsurance, PartnerRe Europe or PartnerRe SA are engaged in a trade or business in the United States. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to Partner Reinsurance is 1% of gross premiums.

Canada

PartnerRe SA operates a branch in Canada that is subject to Canadian taxation on its profits. The profits are taxed at the federal level as well as the Ontario and Quebec provincial level at a total rate that varies according to the distribution of profits between the provinces, which rate was approximately 35%. Following the Company’s reorganization on January 1, 2008, the Canadian non-life branch of PartnerRe Europe and the Canadian life branch of Partner Reinsurance will be subject to the same Canadian taxation regulations, except that separate returns will be filed for non-life and life. Neither of the branches will be subject to Quebec provincial tax. See also the discussion of taxation in Ireland below.

Ireland

The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits of a foreign trade or business are taxable at the rate of 25%. In addition, following the Company’s reorganization on January 1, 2008, the Swiss, French and Canadian non-life branches of PartnerRe Europe will be subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, France and Canada can be credited against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, French and Canadian non-life branches.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investor information pages of its website, located at www.partnerre.com. Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

ITEM 1A.	RISK FACTORS

Introduction

Current and potential shareholders of the Company should be aware that, as with any publicly traded company, investing in our common shares carries risk. Managing risk effectively is paramount to our success and our organization is built around intelligent risk assumptions and careful risk management, as evidenced by our development of the PartnerRe Risk Management Framework, which provides an integrated approach to risk across the entire organization. We have identified what we believe reflect key significant risks to the organization, and in turn the shareholders. These risks should be read in conjunction with other Risk Factors described in more detail below.

First, in order to achieve our targeted growth in book value of 10% a year, we must be able to generate 13% operating ROE. Our ability to do that over a reinsurance cycle is dependent on our individual performance, but also on industry factors that impact the level of competition and the level of cost. The level of competition is determined by supply and demand of capacity. Demand is determined by client buying behavior which ebbs and flows based on the client’s perception of the amount of risk, its financial capacity to bear it and the cost of risk transfer. Supply is determined by the existing reinsurance companies’ level of financial strength and the introduction of capacity from new start-ups or capital markets.

Significant new capacity or significant reduction in demand will depress industry profitability until the supply demand balance is redressed. Extended periods of imbalance could depress industry profitability to a point where we would fail to meet out targets.

Second, we knowingly expose ourselves to significant volatility in our quarterly and annual net income. We create shareholder value by assuming risk from the insurance and capital markets. This exposes us to volatile earnings as untoward events happen to our clients and in the capital markets. Examples of potential large loss events include, without limitation:

•	Natural catastrophes such as hurricane, windstorm, flood, earthquake etc.

•	Man-made disasters such as terrorism

•	Declines in the equity and credit markets

•	Systemic increases in the frequency or severity of casualty losses

•	New mass tort actions or reemergence of old mass torts such as asbestosis

We manage large loss events through evaluation processes, which are designed to enable proper pricing of these risks over time, but which do little to moderate short term earnings volatility. The only effective tool to manage earnings volatility is through diversification by building a portfolio of uncorrelated risks. We do not buy significant amounts of retrocessional coverage, nor do we use significant capital market hedges or trading strategies in the pursuit of stability in earnings.

Third, we expose ourselves to several very significant risks that are of a size that can impact our financial strength as measured by U.S. GAAP or regulatory capital. We believe that the following are categorized as very significant risks:

•	Catastrophe risk

•	Casualty reserving risk

•	Equity investment risk

Each of these three can accumulate to the point that they exceed a year’s worth of earnings and affect the capital base of the Company (for further information about these risks see Other Key Issues of Management—Risk Management in Item 7 of Part II of this report).

We rely on our internal risk processes, models and systems to manage these risks at the levels approved by the Board. However, because these models and processes may fail, we also impose limits on our exposure to these risks.

In addition to these enumerated risks, we face numerous other strategic and operational risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility to our earnings. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words of similar impact generally involve forward-looking statements. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Risk Factors

Our profitability is affected by the cyclical nature of the reinsurance industry.

Historically, the reinsurance industry has experienced significant fluctuations in operating results due to competition, levels of available capacity, trends in cash flows and losses, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary insurers, including catastrophe losses, and prevailing general economic conditions. The supply of reinsurance is related directly to prevailing prices and levels of capacity that, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. If any of these factors were to result in a decline in the demand for reinsurance or an overall increase in reinsurance capacity, our profitability could be impacted.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Berkshire Hathaway’s General Re, Everest Re Group Ltd, Hannover Re, Lloyds, Munich Re, Paris Re Holdings Ltd, Platinum Underwriters, Swiss Re, Transatlantic Reinsurance

Company and reinsurance operations of certain primary insurance companies, such as ACE Limited, Axis Capital and XL Capital. Competition in the types of reinsurance that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing, other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines of reinsurance to be written. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers will become more intense and we could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins.

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

Political, regulatory, governmental and industry initiatives could adversely affect our business.

Our reinsurance operations are subject to substantial regulations in each of their respective jurisdictions. Our main subsidiaries’ regulatory environments are described in detail in Item 1 of Part I of this report under the heading Regulation. Regulations relating to each of our main subsidiaries may in effect restrict each of those subsidiaries’ ability to write new business, to make certain investments and to distribute funds or assets to us. It is not possible to predict the future impact of changing laws or regulations on our operations, and any such changes may limit the way we currently conduct our business.

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

Such a federal initiative was put forward in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, and consequently the Terrorism Risk Insurance Act of 2002 (TRIA) was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the U.S. In December 2005, the Terrorism Risk Insurance Extension Act (TRIEA) was enacted which renewed the TRIA for two years. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) was enacted, which further renewed TRIA for another 7 years ending December 31, 2014.

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

Legal and enforcement activities relating to the insurance industry could affect our business and our industry.

The insurance industry has experienced substantial volatility as a result of litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance and reinsurance products.

These investigations have resulted in changes in the insurance and reinsurance markets and industry business practices. While at this time, none of these changes have caused an adverse effect on our business, we are unable to predict the potential effects, if any, that future investigations may have upon our industry. Future investigations could materially and adversely affect our business.

If we are downgraded by rating agencies, our standing with brokers and customers could be negatively impacted and may adversely impact our results of operations.

Third party rating agencies assess and rate the claims paying ability and financial strength of insurers and reinsurers, such as the Company’s subsidiaries. These ratings are based upon criteria established by the rating agencies and can be important in establishing our competitive position in the market. They are not an evaluation directed to investors in our common shares, preferred shares or debt securities, and are not a recommendation to buy, sell or hold our common shares, preferred shares or debt securities. Rating agencies may downgrade or withdraw their ratings at the sole discretion of the rating agencies.

Our current financial strength ratings are:

Standard & Poor’s	AA-/stable
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/stable

If our ratings were significantly downgraded, our competitive position in the reinsurance industry may suffer, and it could result in a reduction in demand for our products, In addition, certain business that we write contains terms that give the ceding company or derivative counterparty the right to terminate cover and/or require collateral if our ratings are downgraded significantly.

Since we rely on a few reinsurance brokers for a large percentage of our business, loss of business provided by these brokers could reduce our premium volume and net income.

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2007, approximately 69% of gross premiums were produced through brokers. In 2007, we had two brokers that accounted for 36% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers would reduce our premium volume and net income.

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

If actual losses exceed our estimated loss reserves, our net income will be reduced.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that we write. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect our expectation of the costs of the ultimate settlement and administration of claims. Losses for casualty and liability lines often take a long time to be reported, and frequently can be impacted by lengthy, unpredictable litigation and by the inflation of loss costs over time. As a consequence of litigation in all of our lines of business, actual losses and loss expenses paid may deviate substantially from the reserve estimates reflected in our financial statements.

Although we did not operate prior to 1993, we assumed certain asbestos and environmental exposures through our acquisitions. Our reserves for losses and loss expenses include an estimate of our ultimate liability for asbestos and environmental claims for which we cannot estimate the ultimate value using traditional reserving techniques, and for which there are significant uncertainties in estimating the amount of our potential losses. We and certain of our subsidiaries have received and continue to receive notices of potential reinsurance claims from ceding insurance companies, which have in turn received claims asserting asbestos and environmental losses under primary insurance policies, in part reinsured by us. Such claims notices are often precautionary in nature and are generally unspecific, and the primary insurers often do not attempt to quantify the amount, timing or nature of the exposure. Given the lack of specificity in some of these notices, and the legal and tort environment that affects the development of claims reserves, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. In addition, the reserves that we have established may be inadequate. If ultimate losses and loss expenses exceed the reserves currently established, we will be required to increase loss reserves in the period in which we identify the deficiency to cover any such claims.

As a result, even when losses are identified and reserves are established for any line of business, ultimate losses and loss expenses (that is, the administrative costs of managing and settling claims) may deviate, perhaps substantially, from estimates reflected in loss reserves in our financial statements. Variations between our loss reserve estimates and actual emergence of losses could be material and could have a material adverse effect on our results of operations and financial condition.

The volatility of the business that we underwrite may result in volatility of our earnings and limit our ability to write future business.

Catastrophe reinsurance comprises approximately 11% of our net premiums written and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

Notwithstanding our endeavors to manage our exposure to catastrophic and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones, or changes in the relative frequency or severity of catastrophic or other large loss events, could reduce our earnings and limit the funds available to make payments on future claims. The effect of an increase in frequency of mid-size losses in any one reporting period affecting one or more geographic zones, such as an unusual level of hurricane activity, could also reduce our earnings. Should we incur more than one very large catastrophe loss, our ability to write future business may be adversely impacted.

By way of illustration, during the past five calendar years, we have incurred the following pre-tax large catastrophe losses, net of reinsurance (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophe losses
2007	$50
2006	—
2005	900
2004	176
2003	—

The loss incurred in 2007 was as the result of one large catastrophe event, whereas the losses in 2005 and 2004 were incurred as the result of multiple large catastrophe events.

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

Unanticipated developments in the law, as well as changes in social and environmental conditions, could potentially result in unexpected claims for coverage under our insurance, reinsurance and other contracts. These developments and changes may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation.

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

We invest the net premiums we receive until such time as we pay out losses. Investment results comprise a substantial portion of our income. For the year ended December 31, 2007, we had net investment income of $523 million, which represented approximately 12% of total revenues. While our Management has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to interest rate risk, credit and default risk, liquidity risk and market volatility.

Changes in interest rates can negatively affect us in two ways. In a declining interest rate environment, we will be required to invest our funds at lower rates, which would have a negative impact on investment income. In a rising interest rate environment, the market value of our fixed income portfolio may decline.

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities, including high yield bonds, bank loans, and convertible bonds. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio, which may impact net income and capital.

We invest a portion of our portfolio in preferred and common stocks or equity-related securities. The value of these assets fluctuates with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income and capital.

We also invest in alternative investments, which have different risk characteristics than traditional equity and fixed income securities. These alternative investments include mutual funds, equity hedge funds, and private bond and equity investments. Our percentage allocation to these alternative investments, which at December 31, 2007 was approximately 4 percent of our total investment portfolio, may increase or decrease. Fluctuations in the fair value of our alternative investments may reduce our income in any period or year or cause a reduction in our capital.

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

We believe that the Company and our non-U.S. subsidiaries and branches have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the United States and, on this basis, we do not expect that either we or our non-U.S. subsidiaries and branches will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S.-source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the IRS may contend that either we or our non-U.S. subsidiaries and branches are engaged in a trade or business in the United States. If either we or our non-U.S. subsidiaries and branches are subject to U.S. income tax, our shareholders’ equity and earnings will be reduced by the amount of such taxes, which might be material.

PartnerRe U.S. Corporation, PartnerRe U.S., PRNY, PartnerRe Capital Markets Corp., PartnerRe Principal Finance Inc., PartnerRe Asset Management Corporation and PartnerRe New Solutions Inc. conduct business in the United States, and are subject to U.S. corporate income taxes.

If proposed legislation before both Houses of Congress is passed, our individual U.S. shareholders would no longer qualify for current capital gains rates on our dividends.

Currently, our individual U.S. shareholders are taxed on dividends at advantageous capital gains rates rather than ordinary income tax rates. There is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous capital gains rate treatment unless either (i) the corporation is organized or created in a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S., and the corporation is organized or created in a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the advantageous capital gains rates on our dividends.

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

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries. We rely primarily on cash dividends and payments from our subsidiaries to pay the operating and interest expenses, shareholder dividends and other obligations of the holding company that may arise from time to time. We expect future dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries to us is limited by the laws of their respective jurisdictions and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. Therefore, our reinsurance subsidiaries may not always be able to, or may not, pay dividends to us sufficient to pay our expenses, dividends or other obligations.

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

Operational risks and losses can result from many sources including fraud, errors by employees, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or information technology failures.

We believe our modeling, underwriting and information technology and application systems are critical to our business and reputation. Moreover, our technology and applications have been an important part of our underwriting process and our ability to compete successfully. Such technology is and will continue to be a very important part of our underwriting process. We have also licensed certain systems and data from third parties.

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

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results may be reduced by fluctuations in foreign currency exchange rates.

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

Our bye-laws also contain provisions that may entrench directors and make it more difficult for shareholders to replace directors, even if the shareholders consider it beneficial to do so. These provisions include a classified board of directors, meaning that the members of only one of three classes of our directors are elected each year, which could delay or prevent a change of control that a shareholder might consider favorable. These provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging change in management and takeover attempts in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases office space in Bermuda where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, including Beijing, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Seoul, Singapore, Tokyo, Toronto and Zurich.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of business litigation cannot be predicted with certainty, the Company will dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

As of December 31, 2007, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.

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

In January 2007, PartnerRe U.S. received a subpoena from the Attorney General for the State of Connecticut requesting information relating to the Company’s participation in certain underwriting agreements that existed in 2002 and prior. The Company has responded promptly to all requests for information.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange:

Common shares	PRE
6.75% Series C cumulative preferred shares	PRE-PrC
6.5% Series D cumulative preferred shares	PRE-PrD

As of February 20, 2008, the approximate number of common shareholders was 49,500.

The following table provides information about purchases by the Company during the quarter ended December 31, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (2)
10/01/2007-10/31/2007	113,700	81.71	113,700	3,256,979
11/01/2007-11/30/2007	1,205,587	81.65	1,205,587	4,650,900
12/01/2007-12/31/2007	180,400	82.75	180,400	4,470,500

Total	1,499,687	81.78	1,499,687

(1)	The Company repurchased an aggregate of 1,499,687 of its common shares in the open market during the three months ended December 31, 2007 pursuant to its repurchase program.
(2)	In November 2007, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 4,470,500 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Other information with respect to the Company’s common shares and related stockholder matters is contained in Notes 10, 11, 13, 14 and 19 to Consolidated Financial Statements in Item 8 of Part II of this report; and in the Proxy Statement and is incorporated by reference to this item.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

(Expressed in millions of U.S. dollars, except per share data)

The following Selected Consolidated Financial Data is prepared in accordance with accounting principles generally accepted in the United States. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements.

	For the years ended December 31,
Statement of Operations Data	2007	2006	2005	2004	2003
Gross premiums written	$3,810	$3,734	$3,665	$3,888	$3,625
Net premiums written	3,757	3,689	3,616	3,853	3,590
Net premiums earned	$3,777	$3,667	$3,599	$3,734	$3,503
Net investment income	523	449	365	298	262
Net realized investment (losses) gains	(72)	47	207	117	87
Other (loss) income	(17)	24	35	17	21

Total revenues	4,211	4,187	4,206	4,166	3,873
Losses and loss expenses and life policy benefits	2,082	2,111	3,087	2,476	2,366
Total expenses	3,328	3,355	4,244	3,673	3,381

Income (loss) before distributions related to trust preferred and mandatorily redeemable preferred securities, taxes and interest in (losses) earnings of equity investments	883	832	(38)	493	492
Distributions related to trust preferred and mandatorily redeemable preferred securities	—	—	—	—	22
Income tax expense	82	95	23	7	2
Interest in (losses) earnings of equity investments	(83)	12	10	6	—

Net income (loss)	$718	$749	$(51)	$492	$468

Basic net income (loss) per common share	$12.18	$12.58	$(1.56)	$8.80	$8.23
Diluted net income (loss) per common share	$11.87	$12.37	$(1.56)	$8.71	$8.13
Dividends declared and paid per common share	$1.72	$1.60	$1.52	$1.36	$1.20
Weighted average number of common and common share equivalents outstanding	57.6	57.8	55.0	54.0	53.9

Non-life Ratios
Loss ratio	50.8%	54.8%	87.3%	65.6%	65.6%
Acquisition ratio	22.9	23.1	23.0	23.0	22.2
Other operating expense ratio	6.7	6.5	6.0	6.0	5.6

Combined ratio	80.4%	84.4%	116.3%	94.6%	93.4%

	At December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
Total investments and cash	$11,572	$10,679	$9,579	$8,398	$6,797
Total assets	16,037	14,948	13,744	12,680	10,903
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	8,773	8,301	7,962	7,044	5,917
Long-term debt	620	620	620	220	220
Debt related to capital efficient notes	258	258	—	—	—
Debt related to trust preferred securities	—	—	206	206	206
Mandatorily redeemable preferred securities	—	—	—	—	200
Total shareholders’ equity	4,322	3,786	3,093	3,352	2,594
Diluted book value per common and common share equivalents	$67.96	$56.07	$44.57	$50.99	$42.48
Number of common shares outstanding, net of treasury shares	54.3	57.1	56.7	54.9	53.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

The Company is a leading global reinsurer with a broadly diversified portfolio of risks. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength. Through its broad product and geographic diversification, its excellent execution capabilities and its local presence in most major markets, the Company is able to respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.

Reinsurance is by its nature a risk assumption business. The Company’s business is to assume its clients’ risks, thereby removing the volatility associated with these risks from the clients’ financial statements, and then manage those risks and the risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed.

The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product and geographic diversification of risks, assuming a moderately greater degree of risk than the market average, actively managing its capital across its portfolio and over the duration of the cycle, adding value through underwriting and transactional excellence and achieving superior returns on invested assets in the context of a disciplined risk framework.

The Company generates its revenue primarily from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply of capital in the industry and demand for reinsurance and other risk transfer products. The reinsurance business is also influenced by several other factors, including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions.

Throughout the late 1990s, the industry’s operating profitability and cash flows declined as a result of declining prices, a deterioration in terms and conditions and increasing loss costs. These negative trends were, however, offset by high investment returns that led to continued growth in capital. Premium rates began to increase in 2001, when the large loss events of that year, including the September 11 tragedy and the Enron bankruptcy, in addition to steep declines in interest rates and equity values, added to the pressure for improvements in pricing and underwriting conditions. These improvements continued through the middle of 2003. In the second half of 2003 through 2004, the Company began to see a flattening in the rate of improvement in the terms and conditions of the most profitable lines, and a slower rate of improvement in those lines that had not yet reached their peak in terms of profitability. During 2005, pricing was generally flat to down, except for those lines specifically affected by the 2004 hurricanes. However, 2005 eventually developed into the worst year in the history of the industry in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever, two other significant Atlantic hurricanes, Rita and Wilma, as well as a significant windstorm and a flood in Europe. Consequently, the Company observed in 2006 strong pricing increases in the lines and geographies that were affected by the large 2005 catastrophic loss events, including catastrophe covers in the southeastern U.S. and in the U.S. property and energy lines. Pricing in other lines was generally stable. In 2007, pricing remained strong for U.S. wind-exposed lines, while all other lines saw pricing declines.

The January 1, 2008 renewals saw a continuation of trends characteristic of a market in transition. The market was more competitive than at January 1, 2007, yet still rational. There were pricing declines in most major markets and most lines of business. There was a continuation of the trend toward increasing risk retention by cedants, and restructuring proportional coverages to non-proportional treaties, which led to the continued reduction in the amount of premiums in the reinsurance marketplace. Nevertheless, the Company wrote a considerable amount of new business during the January 1, 2008 renewals and believes it has maintained priced profitability on business renewed above its long-term priced return on deployed capital target of 13% over a cycle. Despite challenging market conditions, the Company has not changed its strategy or approach and continues to be opportunistic in writing business in its core reinsurance activities, as well as exploring opportunities in the capital markets. The Company intends to continue to maintain balance and diversification in its overall portfolio.

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

Within the Company’s Life segment, the reinsurance market is differentiated between mortality and longevity products, with mortality being the larger market and longevity being smaller, but growing. For the mortality markets in which the Company writes business, the Company observed stable pricing for continental Europe and Latin America. In contrast, there are much more competitive conditions in the U.K. and Ireland, and while these two markets remain attractive, appropriate risk selection and pricing is important. The Company does not write life business in the U.S. market.

The Company’s profitability is significantly affected by the level of its losses and loss expenses incurred. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written and earned. The Company’s Non-life net reserve position at December 31, 2007 was $7.1 billion. Management believes that it follows prudent reserving policies to maintain a strong financial position. A key challenge for the Company is the accurate estimation of loss reserves for each line of business, which is critical in order to accurately determine the profitability of each line and allocate the optimal amount of capital to each line. Another key challenge for the Company is to appropriately allocate capital in a manner that optimizes profitability.

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

The Company’s capital markets unit, which includes both public and private market investments, experienced a difficult second half of 2007 with the collapse of the credit markets, and the market turmoil continues into 2008. The collapse of the U.S. sub-prime mortgage market affected a large number of collateralized debt obligations (CDOs) that contained sub-prime securities and developed into a liquidity and credit crisis. The potential impact of the turmoil in the credit markets has been substantially mitigated by the Company’s high quality asset portfolio described above and the Company did not have direct exposure to sub-prime mortgages in its investment portfolio at December 31, 2007. Even in this environment, the Company’s total return on the capital markets risks was positive during 2007, though below the risk-free rate of return. The Company believes that even though there will be years where capital markets risks return less than the risk-free rate of return, or potentially even results in a negative return, the rewards for assuming these risks in a disciplined and measured way will produce a positive excess return to the Company over time. Additionally, since capital markets risks are not fully correlated with the Company’s reinsurance risks, this element of our strategy increases the overall diversification of the Company’s risk portfolio.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income, Management uses three key measures to evaluate its financial performance, as well as the overall growth in value generated for the Company’s common shareholders.

Diluted Book Value per Share: Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). Diluted book value per share is impacted by the Company’s net income and external factors such as interest rates and equity markets, which can drive changes in unrealized gains or losses on its investment portfolio. Since December 31, 2002, the Company has generated a compound annual growth rate in diluted book value per share in excess of 14%.

ROE: Management uses operating return on beginning shareholders’ equity (ROE) as a measure of profitability that focuses on the return to common shareholders. It is calculated using net operating earnings (loss) available to common shareholders (net income or loss excluding net after-tax realized gains or losses on investments, net after-tax interest in earnings or losses of equity investments and preferred share dividends) divided by beginning common shareholders’ equity. Management has set a minimum 13% ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders for the risk assumed. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital allocation and underwriting pricing decisions, incorporate an ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is allocated to each transaction for determining the transaction’s priced return on deployed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is allocated to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) allocating an appropriate amount of capital to each transaction based on the incremental risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, and (iii) assessing the diversification benefit, if any, of each transaction. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s 13% ROE objective.

Combined Ratio: The combined ratio is used industry-wide as a measure of underwriting profitability for Non-life business. The combined ratio is the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned). A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other operating expenses are less than the premiums earned on that business. While an important metric of success, the combined ratio does not reflect all components of profitability, as it does not recognize the impact of interest income earned on premiums between the time premiums are received and the time loss payments are ultimately made to clients. Since 2001, the Company has had five years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3% as a result of the significant catastrophic loss events that year. The key challenges in managing the combined ratio metric consist of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines or markets, and (iii) maintaining control over expenses.

Other Key Issues of Management

Enterprise Culture

Management is focused on ensuring that the structure and culture of the organization promote intelligent, prudent, transparent and ethical decision-making. Management believes that a sound enterprise culture starts with the tone at the top. The Executive Management holds regular company-wide information sessions to present and review Management’s latest decisions, whether operational, financial or structural, as well as the financial results of the Company. Employees are encouraged to address questions related to the Company’s results, strategy or Management decisions, either anonymously or otherwise to Management so that they can be answered during these information sessions. Management believes that these sessions provide a consistent message to all employees about the Company’s value of transparency. Management also strives to promote a work environment that (i) aligns the skill set of individuals with challenges encountered by the Company, (ii) includes segregation of duties to ensure objectivity in decision making, and (iii) provides a compensation structure that encourages and rewards intelligent and ethical behavior. To that effect, the Company has a written Code of Business Conduct and Ethics and provides employees with a direct communication channel to the Audit Committee in the event they become aware of questionable behavior of Management or anyone else. Finally, Management believes that building a sound internal control environment, including a strong internal audit function, helps ensure that behaviors are consistent with the Company’s cultural values.

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. (See Risk Factors in Item 1A of Part I of this report). In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with shareholders’ need for an adequate return on their capital.

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s ROE. Consequently, Management closely monitors its capital needs and capital level throughout the cycle, and actively takes steps to increase or decrease the Company’s capital in order to achieve the proper balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital, returning capital to shareholders by way of share repurchases and dividends.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high-quality, well-balanced and liquid portfolio, and by matching the duration of its investment portfolio with that of its net reinsurance liabilities. In 2008, the Company expects to continue to generate positive operating cash flows. Management also maintains credit facilities with banks that can provide efficient access to cash in the event of an unforeseen cash requirement.

Risk Management

The Company’s risk management framework encompasses all the meaningful risks faced by the Company: the strategic risks, including those that it shares with the rest of the reinsurance industry, assumed risks (the reinsurance and capital market risks that it is paid to assume) and the operational risks that are a part of running any business. Management identifies and categorizes risks in terms of their source, their impact on the Company and the preferred strategies for dealing with them. It takes an integrated approach, because it is impossible to manage any of these risks in isolation. There are interrelationships and dependencies between the various categories of risk. Each must be viewed in the context of the whole if their potential impact on the organization is to be fully understood and effectively managed.

The Board approves maximum limits of the key assumed risks as a percentage of the Company’s economic value (defined below), while the Executive Management operates at levels equal to or lower than the maximum limits approved by the Board. The actual level of risks is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. The strategic risks include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry. Operational risks are managed by designated functions within the organization. They include failures or weaknesses in financial reporting and controls, regulatory non-compliance, poor cash management, fraud, breach of information technology security and reliance on third party vendors. The Company seeks to minimize these risks through robust processes and controls. Controls and monitoring processes throughout the organization seek to ensure that the Executive Management and the Board have a comprehensive view of the Company’s risks and related mitigation strategies at all times. Individual business units manage assumed risks, subject to the limits and policies established by the Executive Management and the Board. These are the reinsurance risks that the Company’s clients want to transfer and are the core of the Company’s business. They also include the capital market risks that the Company assumes in the investment of its assets.

At a strategic level, the Company manages these risks through diversification and absolute limits. At an operational level, risk mitigation strategies for assumed risks include strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

The Company believes that it maintains a risk appetite moderately above the average of the reinsurance market because Management believes that this position offers the best potential for creating shareholder value at an acceptable risk level. The most profitable products generally present the most volatility and potential downside risk. The Company manages that risk through diversification, risk appetite for different risk classes and absolute limits on any one risk. The Company accepts that results on a quarterly basis may be volatile; however, it seeks to protect itself from downside risk that can materially impair its balance sheet. The limits imposed represent the boundaries of risk tolerance and are based on the amount of capital that may be lost over the return period.

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

The Company imposes an absolute limit to catastrophe risk from any single loss through exposure limit caps in each zone and to each peril, with the largest zonal limit set at a maximum of $1.4 billion. The largest zonal limit used at December 31, 2007 was $1.3 billion. This risk is managed through the real time allocation of catastrophe exposure capacity on each exposure zone to different business units, regular modeling of aggregate loss scenarios through proprietary models and a combination of quantitative and qualitative analysis. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Not all zones have the same limit and zones are broadly defined so that it would be highly unlikely for any single event to substantially erode the aggregate exposure limits from more than one zone. Even extremely high severity/low likelihood events will only partially exhaust the limits in any zone, as they are likely to only affect a part of the area covered by a wide zone.

The Company also limits its exposures so that the chance that an economic loss to the Company from all catastrophe losses in aggregate in any one year exceeding $1.0 billion has a modeled probability of occurring less than once in 75 years. To measure this probability, the Company uses proprietary models that take into account not only the exposures in any zone, but also the likely frequency and severity of catastrophic events. This quantitative analysis is supplemented with the professional judgment of experienced underwriters. At December 31, 2007, the modeled economic loss to the Company from a one in 75 year catastrophic loss was $680 million, in aggregate, for all zones.

Casualty Reserving Risk

The Company defines this risk as the risk that the estimates of ultimate losses that underlie its booked reserves for casualty and other long-tail lines will prove to be too low, leading to substantial reserve strengthening. The tolerance set by the Company for this risk is measured using total earned premium for casualty and other long-tail lines for the four most recent underwriting periods. Total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods was limited to a maximum of $4.2 billion, compared to an actual of $3.0 billion, as of December 31, 2007.

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

Equity Investment Risk

The Company defines this risk as the risk of a substantial decline in the value of its equity and equity-like securities (defined as all securities, including private investments, other than investment-grade securities) during the year. The tolerance set by the Company for this risk is measured using the value of equity and equity-like securities as a percentage of economic capital and was set at a maximum of $2.8 billion, compared to an actual of $1.4 billion, as of December 31, 2007. Assuming equity risk (and equity-like risks such as high yield bonds and convertible securities) within that part of the investment portfolio that is not required to support liability funds provides valuable diversification from other risk classes, along with the potential for higher returns. However, an overweight position could lead to a large loss of capital and impair the balance sheet in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on other than investment-grade bonds as a percentage of capital. The Company’s fully integrated information system provides real-time data on the investment portfolios, allowing for continuous monitoring and decision-support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns. See Quantitative and Qualitative Disclosures about Market Risk—Equity Price Risk in Item 7A of Part II of this report.

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

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tail lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tail lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. The Company considers agriculture, catastrophe, energy, property, motor business written in the U.S., proportional motor business written outside of the U.S., specialty property and structured risk to be short-tail lines; aviation/space, credit/surety, engineering, marine and multiline to be medium-tail lines; and casualty, non-proportional motor business written outside of the U.S. and specialty casualty to be long-tail lines of business. For all lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACRs from total loss reserves.

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The Company assigns treaties to reserving cells and allocates losses from the treaty to the reserving cell. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g., reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company tabulates losses in reserving triangles that show the total reported or paid claims at each financial year end by underwriting year cohort. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (accident year), or the calendar year for which financial results are reported. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid and reported Chain Ladder methods, Expected Loss Ratio method, paid and reported Bornhuetter-Ferguson (B-F) methods, and paid and reported Benktander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In the case of asbestos and environmental claims, the Company has established reserves for future losses and allocated loss expenses based on the results of periodic actuarial studies, which consider the underlying exposures of the Company’s cedants.

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

A brief description of the reserving methods commonly employed by the Company and a discussion of their particular advantages and disadvantages follows:

Chain Ladder (CL) Development Methods (Reported or Paid)

These methods use the underlying assumption that losses reported (paid) for each underwriting year at a particular development stage follow a stable pattern. For example, the CL development method assumes that on average, every underwriting year will display the same percentage of ultimate liabilities reported by the Company’s cedants (say x%) at 24 months after the inception of the underwriting year. The percentages reported (paid) are established for each development stage (e.g., at 12 months, 24 months, etc.) after examining historical averages from the loss development data. These are sometimes supplemented by external benchmark information. Ultimate liabilities are estimated by multiplying the actual reported (paid) losses by the reciprocal of the assumed reported (paid) percentage (e.g., 1/x%). Reserves are then calculated by subtracting paid claims from the estimated ultimate liabilities.

The main strengths of the method are that it is reactive to loss emergence (payments) and that it makes full use of historical experience on claim emergence (payments). For homogeneous low volatility lines, under stable economic conditions the method can often produce good estimates of ultimate liabilities and reserves. However, the method has weaknesses when the underlying assumption of stable patterns is not true. This may be the consequence of changes in the mix of business, changes in claim inflation trends, changes in claim reporting practices or the presence of large claims, among other things. Furthermore, the method tends to produce volatile estimates of ultimate liabilities in situations where there is volatility in reported (paid) patterns. In particular, when the expected percentage reported (paid) is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate liabilities and reserves. Consequently, this method is often unsuitable for projections at early development stages of an underwriting year. Finally, the method fails to incorporate any information regarding market conditions, pricing, etc., which could improve the estimate of liabilities and reserves. It therefore tends not to perform very well in situations where there are rapidly changing market conditions.

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

Bornhuetter-Ferguson (B-F) Methods (Reported or Paid)

These methods aim to address the concerns of the Chain Ladder development methods, which are the variability at early stages of development and the failure to incorporate external information such as pricing. However, the B-F methods are more sensitive to reported and paid losses than the Expected Loss Ratio method above, and can be seen as a blend of the Expected Loss Ratio and Chain Ladder development methods. Unreported (unpaid) claims are calculated using an expected reporting (payment) pattern and an externally determined estimate of ultimate liabilities (usually determined by multiplying an a priori loss ratio with estimates of premium volume). The accuracy of the a priori loss ratio is a critical assumption in this method. Usually a priori loss ratios are initially determined on the basis of pricing information, but may also be adjusted to reflect other information that subsequently emerges about underlying loss experience. Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, this method can be slow to react to emerging loss development (payment). In particular, to the extent that the a priori loss ratios prove to be inaccurate (and are not revised), the B-F methods will produce loss estimates that take longer to converge with the final settlement value of loss liabilities.

Benktander (B-K) Methods (Reported or Paid)

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

In determining the Company’s loss reserves, the selected best estimate is often a blend of the results from two or more methods (e.g., weighted averages). The judgment as to which method(s) is most appropriate for a particular underwriting year and reserving cell could change over time as new information emerges regarding underlying loss activity and other data issues. Furthermore, as each line is typically composed of several reserving cells, it is likely that the reserves for the line will be dependent on several reserving methods. This is because reserves for a line are the result of aggregating the reserves for each constituent reserving cell and that a different method could be selected for each reserving cell. Although it is not appropriate to refer to reserves for a line as being determined by a particular method, the table below summarizes the methods that were given principal weight in selecting the best estimates of reserves in each reserving line and can therefore be viewed as key drivers of selected reserves. The table distinguishes methods for mature and immature underwriting years, as they are often different. The definition of maturity is specific to a line and is related to the reporting tail. If at the reserve evaluation date, a significant proportion of losses for the underwriting year are expected to have been reported, then the underwriting year is deemed to be mature, otherwise it is deemed to be immature. For short-tail lines, such as property or agriculture, immature years can refer to the one or two most recent underwriting years, while for longer tail lines, such as casualty, immature years can refer to the three or four most recent underwriting years.

To the extent that the principal reserving methods used for major components of a reserving line are different, these are separately identified in the table below.

Reserving line for Non-life Segment	Non-life Sub-segment	Immature Underwriting Years	Mature Underwriting Years
Property	U.S.	Expected Loss Ratio	Reported B-F

Property / Specialty Property	Global (Non-U.S.) P&C / Global (Non-U.S.) Specialty	Expected Loss Ratio	Reported CL

Casualty	U.S.	Expected Loss Ratio	Reported B-F

Casualty / Specialty Casualty	Global (Non-U.S.) P&C / Global (Non-U.S) Specialty	Expected Loss Ratio	Reported B-F

Multiline	U.S.	Expected Loss Ratio	Reported B-F

Motor	U.S.	Expected Loss Ratio	Reported B-F

Motor—Proportional	Global (Non-U.S.) P&C	Expected Loss Ratio	Reported B-F

Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F	Reported B-F / Paid B-F

Agriculture	U.S. / Global (Non-U.S.) Specialty	Expected Loss Ratio	Reported B-F

Aviation/Space	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F

Catastrophe	Catastrophe	Expected Loss Ratio based on exposure analysis	Reported B-F

Credit/Surety	U.S. / Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported B-K

Engineering	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Energy Onshore	Global (Non-U.S.) Specialty	Expected Loss Ratio	Reported CL

Marine/Energy Offshore	Global (Non-U.S.) Specialty	Reported B-F	Reported B-F

Other (1)	U.S. / Global (Non-U.S.) P&C / Global (Non-U.S.) Specialty	Periodic actuarial studies	Periodic actuarial studies

(1)	The other reserving line is primarily related to structured risk reinsurance and non-active lines of business.

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

In addition to examining the data, the selection of the parameter assumptions is dependent on several underlying factors. The Company’s actuaries review these underlying factors and determine the extent to which these are likely to be stable over the time frame during which losses are projected, and the extent to which these factors are consistent with the Company’s data. If these factors are determined to be stable and consistent with the data, the estimation of the reserving parameter assumptions are mainly carried out using actuarial and statistical techniques applied to the Company’s data. To the extent that the actuaries determine that they cannot continue to rely on the stability of these factors, the statistical estimates of parameter assumptions are modified to reflect the direction of the change. The main underlying factors upon which the estimates of reserving parameters are predicated are:

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

During 2007, 2006 and 2005, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable (adverse) reserve development for the Company’s Non-life operations, for the years ended December 31, 2007, 2006 and 2005 (in millions of U.S. dollars):

	2007	2006	2005
Prior year net favorable (adverse) reserve development:
Non-life segment:
U.S.	$72	$2	$(47)
Global (Non-U.S.) P&C	97	66	67
Global (Non-U.S.) Specialty	203	208	202
Catastrophe	42	(24)	9

Total net Non-life prior year reserve development	$414	$252	$231

For a discussion of net prior year favorable (adverse) reserve development by segment and sub-segment, see Results by Segment below and Note 4 to Consolidated Financial Statements in Item 8 of Part II of this report.

The table below summarizes the net prior year reserve development for the year ended December 31, 2007 by reserving line for the Company’s Non-life segment (in millions of U.S. dollars):

Reserving lines	Net favorable (adverse) prior year reserve development
Property / Specialty Property	$61
Casualty / Specialty Casualty	108
Multiline	(5)
Motor—U.S. business	1
Motor—Non-U.S. Proportional business	14
Motor—Non-U.S. Non-proportional business	20
Agriculture	17
Aviation/Space	64
Catastrophe	42
Credit/Surety	46
Engineering	16
Energy Onshore	6
Marine/Energy Offshore	21
Other	3

Total net Non-life prior year reserve development	$414

The following paragraphs discuss how losses paid and reported during the year ended December 31, 2007 compared with the Company’s expectations, and how the Company modified its reserving parameter assumptions in line with the emerging development in each reserving line.

Property: Aggregate losses reported for the U.S. property line were lower than expected, and the Company selected reserving methods that gave a greater weight to the observed development mainly for the 2006 underwriting year. Losses reported for the Non-U.S. property line were lower than expected for all years except the 2005 underwriting year, and the Company reflected this experience by using reserving methods that give more weight to the actual development and by lowering its loss ratio picks for those years.

Casualty: Aggregate losses reported and paid for the Non-U.S. casualty line were significantly below the Company’s expectations for all underwriting years, and the Company reflected this experience by lowering its loss ratio picks. This change was partially offset by an increase in a priori loss ratios, mainly in France. Aggregate losses reported for the U.S. casualty line were lower than expected mainly for the 2003-2005 underwriting years, but higher than expected for underwriting years 2002 and prior. The Company reduced loss ratio picks for recent years due to this favorable experience and used reserving methods giving more weight to the actual experience for the recent years, which was partially offset by lengthening the loss development factors for underwriting years 2004 and prior.

Multiline: Aggregate reported losses were higher than expected for underwriting years 2005 and prior. The Company reflected this experience by selecting slightly higher tail factors and longer loss development patterns.

Motor:

•	Aggregate losses reported for the U.S. motor line were slightly lower than expected. The Company reflected this development by selecting lower loss ratios, mainly in the 2004 underwriting year.

•

Aggregate losses reported for the Non-U.S. motor proportional line were slightly lower than expected in most underwriting years, and the Company reflected this experience by selecting lower loss ratios.

•

Aggregate losses reported and paid for the Non-U.S. motor non-proportional line were significantly lower than expectations in most countries except France. The Company did not materially change its loss development assumptions in those countries (except for France) due to the long-tail nature of the exposure, but reduced loss ratio picks to reflect the positive experience. In France, reported losses were slightly higher than expectations, and the Company increased its a priori loss ratios and loss ratio picks.

Agriculture: The aggregate losses reported during the year were modestly below the Company’s expectations, primarily for the 2005 and 2006 underwriting years. The Company lowered its loss ratio picks for those years, but did not otherwise materially alter its reserving assumptions.

Aviation/Space: The overall losses reported during the year were significantly lower than the Company’s expectations, primarily for the 2005 underwriting year, but the effect was uniform across all underwriting years. The Company reflected this experience by selecting faster development patterns and selecting lower loss ratios.

Catastrophe: Losses reported in this line are largely a function of the presence or absence of catastrophic events during the year. Losses reported in respect of prior year catastrophe events were overall in line with expectations. However, the Company reduced its reserves for the 2005 U.S. catastrophe losses as a result of reduced concerns on litigation developments that may affect some of the Company’s cedants in the future and hence the claims reported to the Company.

Credit/Surety: The aggregate losses reported during the year were significantly lower than expected, primarily for the 2006 underwriting year, but also for several more mature underwriting years. The Company reduced loss ratio picks particularly for the 2006 year due to this favorable experience, and also reduced its loss development factors.

Engineering: The aggregate reported losses were modestly lower than expectations. The Company did not materially change its reserving assumptions, but reflected this experience by selecting lower loss ratios.

Energy Onshore: Aggregate reported losses were significantly lower than expected, although to a large extent this is due to the relative absence of large losses during the 2007 and 2006 calendar years, as loss reporting for this line is very sensitive to the presence or absence of large losses. The Company did not materially change its reserving assumptions for this line.

Marine/Energy Offshore: The aggregate reported losses during the year were significantly lower than expected, especially for the 2005 underwriting year. The Company reflected this favorable experience by reducing its loss development factor assumptions and loss ratio selections for underwriting years 2005 and prior.

As an example of the sensitivity of the Company’s reserves to reserving parameter assumptions, the tables below summarize, by reserving line, the effect on the Company’s reserves of higher/lower a priori loss ratio selections, higher/lower loss development factors and higher/lower tail factors. The Company believes that the illustrated sensitivity to the reserving parameter assumptions is indicative of the potential variability inherent in the estimation process of those parameters.

Reserving line selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (*)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (*)
Property / Specialty Property	5 points	3 months	2%	(5) points	(3) months	(2)%
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Multiline	5	6	5	(5)	(6)	(5)
Motor—U.S. business	5	3	2	(5)	(3)	(2)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Agriculture	5	3	2	(5)	(3)	(2)
Aviation/Space	5	3	5	(5)	(3)	(5)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit/Surety	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Energy Onshore	5	3	2	(5)	(3)	(2)
Marine/Energy Offshore	5	3	5	(5)	(3)	(5)

Reserving lines selected sensitivity (in million of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (*)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (*)
Property / Specialty Property	$25	$25	$—	$(25)	$(20)	$—
Casualty / Specialty Casualty	245	150	145	(235)	(130)	(145)
Multiline	15	20	20	(5)	(5)	(10)
Motor—U.S. business	5	5	5	(5)	(5)	(5)
Motor—Non-U.S. Proportional business	5	5	—	(5)	(10)	—
Motor—Non-U.S. Non-proportional business	25	50	50	(25)	(45)	(50)
Agriculture	5	5	—	(5)	(5)	—
Aviation/Space	5	30	15	(5)	(20)	(10)
Catastrophe	—	—	—	—	—	—
Credit/Surety	15	10	5	(15)	(10)	(5)
Engineering	25	30	20	(25)	(25)	(20)
Energy Onshore	—	—	—	—	—	—
Marine/Energy Offshore	5	10	5	(5)	(10)	(5)

(*)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

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

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded as of December 31, 2007 by reserving line for the Company’s Non-life operations (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Property / Specialty Property	$491	$—	$301	$792	$—	$792
Casualty / Specialty Casualty	972	113	2,072	3,157	(50)	3,107
Multiline	81	18	121	220	—	220
Motor—U.S. business	55	2	57	114	—	114
Motor—Non-U.S. Proportional business	173	—	31	204	(20)	184
Motor—Non-U.S. Non-proportional business	452	6	522	980	(2)	978
Agriculture	11	1	125	137	—	137
Aviation/Space	225	9	183	417	(37)	380
Catastrophe	109	143	34	286	—	286
Credit/Surety	197	2	90	289	—	289
Engineering	160	1	198	359	(6)	353
Energy Onshore	39	8	28	75	(1)	74
Marine/Energy Offshore	93	3	80	176	(16)	160
Other	4	—	21	25	—	25

Total Non-life reserves	$3,062	$306	$3,863	$7,231	$(132)	$7,099

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of December 31, 2007. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges.

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at December 31, 2007 and 2006, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2007 Net Non-life segment loss reserves:
U.S.	$2,486	$2,764	$1,887
Global (Non-U.S.) P&C	2,498	2,637	2,150
Global (Non-U.S.) Specialty	1,829	1,923	1,577
Catastrophe	286	300	252

2006 Net Non-life segment loss reserves:
U.S.	$2,359	$2,651	$1,897
Global (Non-U.S.) P&C	2,259	2,395	1,964
Global (Non-U.S.) Specialty	1,688	1,760	1,457
Catastrophe	426	441	371

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

During 2007, the industry began to recognize an increased likelihood of losses associated with sub-prime mortgage related risk exposures. The majority of the Company’s underwriting exposure related to this issue, if any, arises from business written in U.S. specialty casualty, primarily directors and officers exposures, during the underwriting years 2005, 2006 and 2007. The Company also has potential exposure, to a lesser extent, to this issue arising from business written in U.S. surety and Global (Non-U.S.) specialty casualty. Given the information available to date, ultimate losses from this event, if any, cannot be estimated by standard actuarial techniques. To estimate a range of potential losses, the Company performed analyses based on information received from cedants at the time the exposed business was written, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed more directly to sub-prime mortgages, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of possible ultimate liabilities.

Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for U.S. specialty casualty and other potentially exposed classes of business contemplate a reasonable provision for exposures related to potential sub-prime mortgage risks. The Company is unaware of any specific issues that would materially affect its unpaid losses and loss expense estimates related to this exposure. The Company’s unpaid losses and loss expense reserves at December 31, 2007 for U.S. specialty casualty were $1,178 million, of which $687 million relates to the 2005, 2006 and 2007 underwriting years.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses as of December 31, 2007 included $88 million that represents an estimate of its net ultimate liability for asbestos and environmental claims. The majority of this loss and loss expense reserve relates to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. (See Note 4 to Consolidated Financial Statements).

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life operations, which predominately include reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes traditional death and disability covers (with various riders), term assurance and critical illness (TCI) written in the UK and Ireland, and guaranteed minimum death benefit (GMDB) written in Continental Europe.

The Company categorizes life reserves into three types of reserves: reported outstanding loss reserves (case reserves), incurred but not reported (IBNR) reserves and reserves for future policy benefits. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Reserves for future policy benefits, which relate to future events occurring on policies in force over an extended period of time, are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of reserves for future policy benefits have been determined based upon information reported by cedants, supplemented by the Company’s estimates of mortality, morbidity, persistency, expenses and future investment income, with appropriate provision to reflect uncertainty.

For the traditional life portfolio, case reserves, IBNR reserves and reserves for future policy benefits are mainly calculated at the treaty level. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants.

For the products that are covered by the long duration provisions of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60), a reserve adequacy test is performed at least once a year based on the latest best estimate assumptions by line of business, including an experience analysis and a review of likely future experience. If such review produces reserves in excess of those currently held, then the locked-in assumptions will be revised and a loss recognized.

Longevity

The reserving methodology for the annuity portfolio of reinsurance contracts within the longevity book is in accordance with SFAS 60 as amended by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (SFAS 97). Many of these contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Annuity payments and expenses for policies within the annuity reinsurance portfolio are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element (mortality, expenses and interest) are determined at the issue of the contract and are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract.

For standard annuities, the main risk is a faster increase in future life span than expected in the medium to long term. Non-standard annuities are annuities sold to people with aggravated heath conditions and are usually medically underwritten on an individual basis. The main risk in non-standard annuities is an inadequate assessment of the future life span of the people insured.

For the year ended December 31, 2007, the Company increased net prior year reserves by $26 million, including $11 million of loss recognition as required by SFAS 60 for the impaired life annuity portfolio. The increase in net prior year reserves was due to worse than expected loss development in the year and a change in assumptions used to value future policy benefits for the non-standard annuity business. For the year ended December 31, 2006, the Company increased net prior year reserves by $5 million due to higher losses reported by cedants. The longevity line reported no development on prior accident years in 2005.

Mortality

The reserves for the short-term traditional mortality business are established in accordance with the short duration provisions of SFAS 60. They consist of case reserves and IBNR, calculated at the treaty level based upon cedant information and use the Expected Loss Ratio method, described in the Losses and Loss Expenses section above. Given the very short-term loss development of this portion of the portfolio, this method is appropriate for the life short-term portfolio.

The reserves for the long term traditional mortality and TCI reinsurance portfolio are established in accordance with the long duration provisions of SFAS 60. Assumptions for each element (mortality, critical illness, lapses, expenses and interest) are determined at the issue of the contract and are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality, critical illness, lapses and interest).

The reserves for the GMDB reinsurance business are established in accordance with the universal life provisions of SFAS 97. Key assumptions for this business are mortality, lapses, interest rates and stock market performance. For the last parameter, a stochastic option pricing approach is used and the benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The assumptions of investment performance and volatility are consistent with the historical experience of the respective underlying funds (correlated to the EuroStoxx50 or the CAC 40 Index). The Company regularly evaluates the assumptions used and adjusts them if actual experience or other evidence suggests that the earlier assumptions should be revised.

For the year ended December 31, 2007, the Company decreased net prior year reserves by $24 million. The reduction in net prior year reserves was predominately due to favorable reserve development on long and short-term traditional mortality products and TCI. For the year ended December 31, 2006, the Company decreased net prior year reserves by $17 million due to the refinement of the Company’s reserving methodologies related to certain GMDB treaties and the receipt of additional reported loss information from cedants. The mortality line reported no development on prior accident years in 2005.

The following table provides the reserve details for the Company’s life reinsurance book (in millions of U.S. dollars):

Reserving lines	Case reserves	IBNR reserves	Reserves for future policy benefits	Total Life reserves recorded
Longevity	$1	$71	$658	$730
Mortality	132	338	342	812

Total gross reserves	133	409	1,000	1,542
Ceded reserves	(8)	(29)	(6)	(43)

Total net reserves	$125	$380	$994	$1,499

Included in the total reserves for future policy benefits at December 31, 2007 was $64 million of provisions for adverse deviation.

As an example of the sensitivity of the Company’s policy benefits for life and annuity contracts to reserving parameter assumptions, the table below summarizes, by reserving line, the effect of different assumption selections.

Reserving lines	Factors	Change	Impact on total Life reserves (in million of U.S. dollars)
Longevity
Impaired life annuity	Life expectancy	+ 1 year	$15
Other annuities	Mortality	+ 1%	15
Mortality
Long-term and TCI	Mortality	+ 1%	12
GMDB	Stock market performance	- 10%	5

It is not appropriate to sum the total impact for a specific line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual results. Approximately 44% of the Company’s reported net premiums written for 2007, 2006 and 2005 were based upon estimates.

Under proportional treaties, which represented 70% of gross premiums written for the year December 31, 2007, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 30% of gross premiums written for the year December 31, 2007, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

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

The magnitude and impact of a change in premium estimate differs for proportional and non-proportional treaties. Non-proportional treaties generally include a fixed minimum premium and an adjustment premium, which is generally less than 5% of the fixed minimum premium. While fixed minimum premiums require no estimation, adjustment premiums are estimated and could be subject to changes in estimates. Although proportional treaties may be subject to larger changes in premium estimates, as the Company generally receives cedant statements in arrears and must estimate all premiums for periods ranging from one month to more than one year (depending on the frequency of cedant statements), the pre-tax impact is mitigated by changes in the cedant’s related reported acquisition costs and losses. The impact of the change in estimate on premiums earned and pre-tax results varies depending on when the change becomes known during the risk period and the underlying profitability of the treaty. For the year ended December 31, 2007, the Company recorded reductions of $23 million and $12 million of net premiums written and net premiums earned, respectively, related to changes in Non-life premium estimates of prior year reported premiums. These reductions, after the corresponding adjustments to acquisition costs and losses and loss expenses, decreased pre-tax income by approximately $3 million.

A 5% increase (decrease) in net premium written estimates and the corresponding acquisition costs for all of the Company’s Non-life non-proportional treaties would increase (decrease) the 2007 pre-tax income by approximately $21 million, assuming the changes become known at the mid-point of the risk period.

For proportional treaties, the impact of a change in net premium written estimates on pre-tax income varies depending on the losses and loss expenses and acquisition costs of the treaty affected by the change. For example, a 5% increase (decrease) in net premiums written and the corresponding acquisition costs and losses in 2007 across all Non-life proportional treaties would increase (decrease) pre-tax income by approximately $14 million, assuming the 2007 reported technical ratio and that the changes become known at the mid-point of the risk period.

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are primarily related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. Deferred policy acquisition costs recoverability testing is performed at least once a year together with the reserve adequacy test, based on the latest best estimate assumptions by line of business.

A 1% increase (decrease) in acquisition costs for all of the Company’s Non-life treaties (both proportional and non-proportional) for the year ended December 31, 2007, would decrease (increase) pre-tax income by approximately $4 million, assuming no change in premium estimates and that the changes become known at the mid-point of the risk period.

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

To determine whether securities with unrealized investment losses are impaired, the Company evaluates, for each specific issuer or security, whether events have occurred that are likely to prevent the Company from recovering its investment in the security. In the determination of other-than-temporary impairment, the Company considers several factors and circumstances, including general economic and financial market conditions, the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, general market conditions in the industry or geographic region in which the issuer operates, the length of time for which the fair value of an issuer’s securities remains below cost or amortized cost on a continuous basis, and other factors that may raise doubt about the issuer’s ability to continue as a going concern. During 2007, 2006 and 2005, the Company recorded other-than-temporary impairment charges of $125 million, $27 million and $8 million, respectively.

As of December 31, 2007, the Company held approximately 500 investment positions that carried total gross unrealized losses of $80 million, including $22 million on securities that carried unrealized losses for more than 12 continuous months. Most unrealized losses were caused by increases in interest rates since the Company’s purchase of the investments, and the Company intends to hold these investments until recovery. Also in Management’s judgment, the Company had no significant unrealized losses caused by other factors or circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken. If the Company had written down 10% of all securities that were in an unrealized loss position for more than 12 continuous months at December 31, 2007, net income for 2007 would have been reduced by $2 million, pre-tax. However, there would be no change in the Company’s carrying value of investments, comprehensive income or shareholders’ equity, as the realization of the unrealized market value depreciation would transfer the loss from the accumulated other comprehensive income section of the Consolidated Balance Sheet to net income on the Consolidated Statement of Operations and retained earnings on the Consolidated Balance Sheet. See Financial Condition, Liquidity and Capital Resources.

Following the adoption of SFAS 159 on January 1, 2008, the Company will no longer be required to determine whether its available for sale investments are impaired and will not be required to record other-than-temporary impairment charges as changes in market value will be recorded in net income. See New Accounting Pronouncements below for a discussion of SFAS 159.

Income Taxes

FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109) provides that a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. SFAS 109 also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company also establishes tax liabilities relating to uncertain tax positions as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). See Note 2(i) and Note 7 to Consolidated Financial Statements in Item 8 of Part II of this report.

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2007 of $136 million. The most significant components of the deferred tax asset relate to loss reserve discounting for tax purposes in the United States and operating tax loss carryforwards in France. At December 31, 2007, the deferred tax asset relating to the French tax loss carryforward was $49 million, which is subject to an indefinite carryforward period.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, and technical and expense ratios. Based on these projections, Management evaluates the need for a valuation allowance. The Company did not have any valuation allowance at December 31, 2007 or 2006. A 10% reduction in the deferred tax asset of $136 million as of December 31, 2007 would result in a $14 million charge to net income and a corresponding reduction in total assets.

The deferred tax liabilities as of December 31, 2007 were $163 million. In accordance with SFAS 109, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and the Company will continue to generate taxable revenues in excess of deductions. A 10% reduction in the deferred tax liability as of December 31, 2007 would result in a tax benefit of $16 million booked to net income and a corresponding reduction in total liabilities.

The Company’s unrecognized tax benefit related to FIN 48 was $24.8 million at December 31, 2007. A 10% reduction in the unrecognized tax benefit as of December 31, 2007 would result in a tax benefit of $3 million booked to net income and a corresponding reduction in total liabilities.

Goodwill

SFAS 142 requires that the Company make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $430 million as of December 31, 2007.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 10% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2007.

Valuation of Certain Derivative Financial Instruments

The Company has entered into non-traded weather derivatives and total return and interest rate swaps. The changes in fair value of these derivatives are recorded in other income in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded. The Company recorded a loss of $24 million, income of $19 million and income of $26 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows of reference securities, credit spreads and general levels of interest rates. The Company uses its best estimate of assumptions to estimate the fair value of its derivative positions. Significant changes in the data underlying these assumptions could result in a significantly different valuation of the derivatives and significant adjustments to net income in the period in which the Company makes the adjustment.

On aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. However, at December 31, 2007, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $6 million decrease or increase, respectively, in the fair value of its total return and interest rate swap portfolio.

The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio references many different underlying assets with a number of risk factors. At December 31, 2007, the notional value of the total return swap portfolio was $273 million and the fair value of the assets underlying the total return swap portfolio was $244 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $2.4 million increase or decrease, respectively, in the fair value of its total return swap portfolio.

For weather derivatives, the Company develops assumptions for weather measurements as of the valuation date of the derivative and for probable future weather observations based on forecasts and statistical analysis of historical data. At December 31, 2007, the Company estimated that the valuation of its outstanding weather derivative contract could either increase or decrease by up to $1 million based on historical and forecasted weather patterns known as of that date.

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

The Company’s reporting currency is the U.S dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(j) to Consolidated Financial Statements in Item 8 of Part II of this report for a discussion on translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar weakened, on average, against the euro and other currencies, except for the Japanese yen, in 2007 compared to 2006;

•	the U.S. dollar strengthened, on average, against the euro and other currencies, except the Canadian dollar, in 2006 compared to 2005; and

•	the U.S. dollar weakened against most currencies at December 31, 2007 compared to December 31, 2006.

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

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain years may include unusually low loss experience, while results for other years may include significant catastrophic losses. For example, the Company’s results for 2007 and 2005 included losses from large catastrophic events, while 2006 included no significant catastrophic loss. To the extent that losses related to large catastrophic events affect the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections.

Net income or loss, preferred dividends, net income or loss available to common shareholders and diluted net income or loss per share for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions of U.S. dollars, except per share data):

	2007	2006	2005
Net income (loss)	$718	$749	$(51)
Less: preferred dividends	35	34	35

Net income (loss) available to common shareholders	$683	$715	$(86)
Diluted net income (loss) per share	$11.87	$12.37	$(1.56)

Net income, net income available to common shareholders and diluted net income per share for 2007 have decreased compared to 2006, primarily as a result of higher net realized investment losses, losses from the Company’s interest in the results of equity investments and other losses from the Company’s principal finance line, which were partially offset by an increase in the Non-life underwriting result, higher net investment income and a lower income tax expense compared to 2006.

Net income, net income available to common shareholders and diluted net income per share for 2006 increased significantly compared to 2005, primarily as a result of a lower level of large catastrophic losses in 2006. Results for 2005 included pre-tax losses, net of reinstatement and additional premiums, of $900 million related to European windstorm Erwin, the Central European floods, and Hurricanes Katrina, Rita and Wilma (jointly referred to as the large 2005 catastrophic loss events).

Review of Net Income (Loss)

Management analyzes the Company’s net income (loss) in three parts: underwriting result, investment results and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held, principal finance and insurance-linked securities transactions. Net realized investment gains and losses includes the sales of the Company’s fixed income and equity investments, other-than-temporary impairment charges and other net realized and unrealized gains and losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments, including ChannelRe Holdings. Other components of net income include other income or loss, other operating expenses, interest expense, net foreign exchange gains and losses and income tax expense.

The components of net income (loss) for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Underwriting result:
Non-life	$635	27%	$499	NM	$(508)
Life	(33)	44	(22)	(33)%	(33)
Investment result:
Net investment income	523	16	449	23	365
Net realized investment (losses) gains	(72)	NM	47	(77)	207
Interest in (losses) earnings of equity investments	(83)	NM	12	23	10
Corporate and Other:
Technical result	3	NM	—	—	—
Other (loss) income	(24)	NM	19	(31)	26
Other operating expenses	(80)	6	(75)	30	(58)
Interest expense	(54)	(12)	(61)	87	(33)
Net foreign exchange losses	(15)	(33)	(24)	NM	(4)
Income tax expense	(82)	(14)	(95)	316	(23)

Net income (loss)	$718	(4)	$749	NM	$(51)

NM: not	meaningful

Underwriting result is a key measurement that the Company uses to manage and evaluate its Non-life and Life segments and its Non-life sub-segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income separately and in the aggregate. Underwriting result should not be considered a substitute for net income as it does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

2007 over 2006

The underwriting result for the Non-life segment increased by $136 million, from $499 million in 2006 to $635 million in 2007. The increase was principally attributable to:

•	an increase of $162 million in net favorable development on prior accident year losses, from $252 million in 2006 to $414 million in 2007; and

•	an increase in the volume of premiums earned of $31 million and normal fluctuations in profitability between periods of approximately $1 million; partially offset by

•	an increase in the level of large catastrophic losses of $50 million, net of reinstatement premiums, relating to European windstorm Kyrill in 2007; and

•	an increase in other operating expenses of $8 million.

The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in the next section.

Underwriting result for the Life segment decreased from a loss of $22 million in 2006 to a loss of $33 million in 2007, primarily due to a decrease of $14 million in net prior year reserve development in 2007 compared to 2006, and higher operating expenses, partially offset by an increase in profitability in the mortality line.

The Company reported net investment income of $523 million in 2007 compared to $449 million in 2006. The 16% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations, which totaled $1,227 million in 2007 and from higher reinvestment rates during 2007. Changes in average foreign exchange rates contributed 3% of the increase as a result of the weakening of the U.S. dollar, on average, in 2007 compared 2006.

Net realized investment (losses) gains decreased by $119 million, from a gain of $47 million in 2006 to a loss of $72 million in 2007, mainly due to an increase in other-than-temporary impairment charges of $98 million in 2007 over 2006. Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. The other-than-temporary impairment charges were primarily due to the increase in interest rates and to equity securities with large unrealized loss positions that were written down. See Net Realized Investment (Losses) Gains for more details on other realized gain and loss activity.

Interest in the results of equity investments decreased from income of $12 million in 2006 to a loss of $83 million in 2007, primarily due to the write-down of the Company’s investment in ChannelRe Holdings due to unrealized mark-to-market losses of Channel Reinsurance’s credit derivative portfolio. See the discussion in Corporate and Other below.

Technical results and other (loss) income are from principal finance transactions and insurance-linked securities. The increase of $3 million in the technical result for 2007 compared to 2006 resulted primarily from the insurance-linked securities line. The decrease of $43 million in other (loss) income in 2007 compared to 2006 was primarily attributable to a decrease of $35 million from the principal finance line due to write-downs and mark-to-market adjustments on various transactions in 2007, while 2006 benefited from accelerated profit recognition on the early termination of a number of long term contracts. See the discussion in Corporate and Other below.

Other operating expenses included in Corporate and Other increased by $5 million, primarily due to an increase in personnel costs and increases in consulting and professional fees.

Interest expense decreased by $7 million in 2007 compared to 2006, primarily due to an expense of $6 million incurred in December 2006 upon the redemption of the Company’s trust preferred securities, representing the unamortized portion of the trust preferred securities’ issuance costs.

Net foreign exchange losses were $15 million and $24 million in 2007 and 2006, respectively. The Company hedges a significant portion of its currency risk exposure, as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report. The decrease in the foreign exchange loss in 2007 is largely a function of (1) the comparative interest rate differential between the functional currency of the reporting unit and the currency being hedged, which decreased the cost of hedging instruments used by the Company; (2) currency movements against the Company’s functional currencies for unhedged positions; and (3) the difference between the period-end foreign exchange rates, which are used to revalue the balance sheet, and the average foreign exchange rates, which are used to revalue the income statement.

Income tax expense decreased by $13 million, from $95 million in 2006 to $82 million in 2007. The decrease resulted primarily from a tax benefit of $7 million in 2007 due to a net reduction of the FIN 48 liability for unrecognized tax benefits relating primarily to the expiration of various statutes of limitations and completion of tax audits, and from a favorable tax benefit of $8 million related to the weakening of the U.S. dollar against the Swiss franc and the euro.

2006 over 2005

The underwriting result for the Non-life segment increased by $1,007 million, from a loss of $508 million in 2005 to a gain of $499 million in 2006. The increase was principally attributable to:

•	a decrease in the level of large catastrophic losses of $900 million, net of reinstatement premiums;

•	an increase in the volume of premiums earned of $4 million and normal fluctuations in profitability between periods of approximately $97 million; and

•

an increase of $21 million in net favorable reserve development on prior accident years, from $231 million in 2005 to $252 million in 2006, including net adverse development of $22 million (net of reinstatement premiums of $9 million) related to the large 2005 catastrophic loss events; and was partially offset by

•	an increase in other operating expenses of $15 million, resulting primarily from higher bonus accruals in 2006.

The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in the next section.

Underwriting result for the Life segment improved from a loss of $33 million in 2005 to a loss of $22 million in 2006, primarily due to the increase of $12 million in net favorable reserve development in 2006 compared to 2005, partially offset by higher operating expenses.

The Company reported net investment income of $449 million in 2006 compared to $365 million in 2005. The 23% increase in net investment income was primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations, which totaled $882 million before the purchase of approximately $390 million of trading securities in 2006, and a full year of net investment income on cash proceeds of $549 million from the Company’s capital raises in October 2005. The higher interest rates prevailing during 2006 relative to 2005 for the U.S. dollar, euro and other currencies also contributed to the increase in net investment income.

Net realized investment gains decreased by $160 million, from $207 million in 2005 to $47 million in 2006. Although the sale of equity securities generated net realized investment gains in 2006, net realized investment gains on equity securities were $71 million lower than 2005. Following a rise in interest rates during 2006, the majority of the Company’s fixed income securities decreased in value compared to December 31, 2005, and the Company reported net realized investment losses of $53 million from sales of investments and other-than-temporary impairments, compared to net realized investment gains of $25 million in 2005.

Interest in the results of equity investments increased from income of $10 million in 2005 to income of $12 million in 2006, which represents the Company’s share of ChannelRe Holdings’ net income.

The decrease of $7 million in other income in 2006 compared to 2005 was primarily attributable to a decrease of $9 million from the insurance-linked securities line resulting from weather conditions in Japan, partially offset by an increase of $2 million from the principal finance line, which benefited from accelerated profit recognition on the early termination of a number of long term contracts.

Other operating expenses included in Corporate and Other increased by $17 million, primarily due to an increase in personnel costs, including bonus accruals, partially offset by decreases in consulting and professional fees and other costs.

Interest expense increased by $28 million in 2006 compared to 2005 due to a full year of interest on the $400 million long-term debt issued by the Company in October 2005. In addition, the Company incurred interest expense of $6 million upon the redemption of its trust preferred securities in December 2006. The Company also incurred interest on debt related to both its capital efficient notes (issued on November 7, 2006) and trust preferred securities for a limited period of time prior to the trust preferred securities’ redemption on December 21, 2006.

Net foreign exchange losses were $24 million and $4 million in 2006 and 2005, respectively. The increase in net foreign exchange losses is explained by the combined effect of the fluctuation of the U.S. dollar against the euro and other currencies, as well as the Company’s hedging activities.

Income tax expense increased by $72 million, from $23 million in 2005 to $95 million in 2006. The increase in income tax expense is primarily a result of the increase in pre-tax income and the geography (or tax jurisdiction) distribution of that income. The Company’s taxable entities generated a higher pre-tax income and tax expense in 2006 compared to 2005. In addition, the 2005 tax expense included the reduction of $15 million in the valuation allowance in Switzerland. Management concluded in 2005 that it was appropriate to release the valuation allowance as a result of the positive evidence, under SFAS 109, of the ability of the Swiss operations to generate significant taxable income in 2005 despite an unprecedented level of losses in the industry. The Company also updated, in 2005, its in-depth analysis of various tax exposures and, based upon its analysis, tax reserves were reduced by $16 million.

Results by Segment

As a result of recent organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. Segment data for the years ended December 31, 2006 and 2005 has been recast to conform to the current year presentation.

Subsequent to the reorganization, the Company monitors the performance of its underwriting operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, U.S., Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 18 to Consolidated Financial Statements included in Item 8 of Part II of this report.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each year. The U.S. dollar has fluctuated against the euro and other currencies during each of the three years presented and this should be considered when making year over year comparisons.

Non-life Segment

U.S.

The technical result of the U.S. sub-segment has fluctuated in the last three years reflecting varying levels of large loss events and development on prior years’ reserves, which impacted year-to-year comparisons as discussed below. This sub-segment includes the U.S. casualty line, which represented approximately 50%, 52% and 60% of net premiums written in this sub-segment for 2007, 2006 and 2005, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Gross premiums written	$1,020	(1)%	$1,030	8%	$951
Net premiums written	1,020	(1)	1,029	8	951
Net premiums earned	$999	(3)	$1,030	8	$957
Losses and loss expenses	(608)	(16)	(725)	(16)	(862)
Acquisition costs	(241)	(1)	(243)	12	(218)

Technical result (1)	$150	143	$62	NM	$(123)
Loss ratio (2)	60.8%		70.3%		90.1%
Acquisition ratio (3)	24.1		23.7		22.8

Technical ratio (4)	84.9%		94.0%		112.9%

NM: not	meaningful

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 27%, 28% and 26% of total net premiums written in 2007, 2006 and 2005, respectively.

2007 over 2006

Gross and net premiums written and net premiums earned decreased 1%, 1% and 3% respectively, in 2007 compared to 2006. The small decrease resulted from all lines of business, with the exception of the multiline and surety lines, which increased compared to 2006. Net premiums written were also impacted by higher negative premium adjustments received from cedants in 2007. The decline in net premiums earned in 2007 compared to 2006 is primarily due to a shift in the mix of business from loss occurring to risk attaching business, which earns premiums at a slower pace. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its profitability objectives.

2006 over 2005

Gross and net premiums written and net premiums earned increased 8% in 2006 compared to 2005. The increase resulted from the property, casualty, agriculture and surety lines and was partially offset by a decrease in motor, multiline and other lines. As the property line was the line most affected by the 2005 hurricanes, catastrophe-exposed business benefited from improvements in pricing and terms and conditions in 2006. Net premiums written were also impacted by lower negative premium adjustments received from cedants in 2006 and $13 million of reinstatement premiums in 2005 related to the large catastrophic events.

Losses and loss expenses and loss ratio

2007 over 2006

The losses and loss expenses and loss ratio reported for 2007 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $72 million, or 7.2 points on the loss ratio of this sub-segment; and c) a decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned. The net favorable loss development of $72 million included net favorable loss development for prior accident years in all lines of business, with the exception of multiline, which included net adverse loss development for prior accident years of $5 million. Loss information provided by cedants in 2007 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios primarily for all lines of business (increased for multiline), which had the net effect of decreasing (increasing for multiline) prior year loss estimates.

The decrease of $117 million in losses and loss expenses for 2007 compared to 2006 included:

•	an increase of $70 million in net favorable prior year development; and

•

a decrease in losses and loss expenses of approximately $47 million resulting from a combination of the lower loss ratio picks for the 2007 underwriting year, based on favorable pricing indications, lower net premiums earned and normal fluctuations in profitability between periods.

2006 over 2005

The losses and loss expenses and loss ratio reported for 2006 reflected a) no large catastrophic losses; b) net favorable development on prior accident years of $2 million, or 0.2 points on the loss ratio of this sub-segment; and c) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $2 million included net favorable loss development for prior accident years primarily in the agriculture, casualty and multiline lines of $27 million, partially offset by net adverse development for prior accident years in the property, motor, surety, and structured risk lines of $25 million (including a net adverse development of $13 million related to the 2005 Hurricanes Katrina, Rita and Wilma). Other than for losses related to the 2005 hurricanes, loss information provided by cedants in 2006 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Upon consideration of the attritional loss information, the Company decreased its overall expected ultimate loss estimates for the agriculture, casualty and multiline lines (increased for the property, motor, surety and structured risk lines), which had the net effect of decreasing (increasing for the property, motor, surety and structured risk lines) prior year loss estimates.

The decrease of $137 million in losses and loss expenses for 2006 compared to 2005 included:

•	a decrease in large catastrophic losses of $158 million; and

•	an improvement of $49 million in net prior year development; and was partially offset by

•

an increase in losses and loss expenses of approximately $70 million resulting from a combination of the increase in the book of business and exposure, modestly lower profitability on the business written in 2005 and 2006 that was earned in 2006 and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

2007 over 2006

The acquisition costs decreased in 2007 compared to 2006 primarily as a result of lower net premiums earned. The increase in the acquisition ratio in 2007 compared to 2006 was the result of a modest shift from non-proportional to proportional business, which generally carries a higher acquisition ratio.

2006 over 2005

The acquisition costs and acquisition ratio increased in 2006 compared to 2005 primarily as a result of higher net premiums earned and a modest shift from non-proportional to proportional business, which generally carries higher acquisition costs and acquisition ratio.

Technical result and technical ratio

2007 over 2006

The increase of $88 million in the technical result and corresponding decrease in the technical ratio for 2007 compared to 2006 was primarily explained by an increase in net favorable prior year development of $70 million, and an increase of $18 million resulting from the normal fluctuations in profitability between periods.

2006 over 2005

The increase of $185 million in the technical result and corresponding decrease in the technical ratio for 2006 compared to 2005 was primarily explained by a reduction in large catastrophic losses of $145 million, net of reinstatement premiums, and an improvement in net favorable prior year development of $49 million, partially offset by a decrease of $9 million resulting from the normal fluctuations in profitability between periods.

2008 Outlook

During the January 1, 2008 renewals, the Company saw diverse market conditions. Aside from isolated increased demand and market dislocation for the agriculture business, most lines of business continued on a downward trend. Terms and conditions weakened and pricing declined in several markets as a result of increased competition and increased risk retention by cedants. The Company’s book of business increased at the January 1, 2008 renewals in this sub-segment primarily due to increased opportunities in the agriculture line. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects a continuation of these trends and conditions for the remainder of 2008.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 80% of net premiums written for 2007 in this sub-segment, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Gross premiums written	$740	(3)%	$763	(9)%	$837
Net premiums written	738	(3)	760	(9)	835
Net premiums earned	$758	(2)	$775	(10)	$860
Losses and loss expenses	(523)	4	(505)	(21)	(637)
Acquisition costs	(191)	(9)	(209)	(3)	(217)

Technical result	$44	(28)	$61	1,000	$6
Loss ratio	69.0%		65.1%		74.1%
Acquisition ratio	25.2		27.1		25.3

Technical ratio	94.2%		92.2%		99.4%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 20%, 21% and 23% of total net premiums written in 2007, 2006 and 2005, respectively.

2007 over 2006

Gross and net premiums written and net premiums earned decreased by 3%, 3% and 2%, respectively, in 2007 compared to 2006. The decrease resulted from the property and motor lines and was partially offset by an increase in the casualty line. Net premiums written were impacted by lower negative premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 also partially offset the decrease in premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 7%. The Company has remained selective in an increasingly competitive environment and has chosen to retain business that met its profitability objectives instead of focusing on premium volume.

2006 over 2005

Gross and net premiums written and net premiums earned decreased by 9%, 9% and 10%, respectively, in 2006 compared to 2005. The decline resulted from the motor and casualty lines and was partially offset by a slight increase in the property line. Competitive market conditions, as well as increases in risk retention by cedants prevailed in 2006, which reduced the opportunities for growth. In addition to the increased risk retention by cedants, the reduction in the motor line resulted from the Company’s decision to non-renew treaties that did not meet the Company’s profitability objectives. The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 also contributed 3% to the decrease in gross and net premiums written in this sub-segment.

Losses and loss expenses and loss ratio

2007 over 2006

The losses and loss expenses and loss ratio reported in 2007 reflected a) losses related to European windstorm Kyrill of $12 million, or 1.7 points on the loss ratio; b) a higher level of mid-sized losses; c) net favorable loss development on prior accident years of $97 million, or 12.8 points on the loss ratio; and d) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $97 million included net favorable development in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants during 2007 for prior accident years were lower than the Company expected. Loss information provided by cedants in 2007 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The increase of $18 million in losses and loss expenses for 2007 compared to 2006 included:

•

an increase in loss and loss expenses resulting from higher level of mid-sized losses, partially offset by the decrease in the book of business and exposure, and normal fluctuations in profitability between periods totaling approximately $37 million; and

•	an increase in large catastrophic losses of $12 million; and was partially offset by

•	an increase of $31 million in net favorable prior year development.

2006 over 2005

The losses and loss expenses and loss ratio reported in 2006 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $66 million, or 8.6 points on the loss ratio of this sub-segment, including $6 million of net favorable loss development on the large 2005 catastrophic loss events; and c) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $66 million, which included net favorable development of $79 million in the property and casualty lines, partially offset by net adverse development of $13 million in the motor and other lines, resulted from a reassessment of the loss development assumptions used by the Company to estimate future liabilities due to what it believed were favorable experience trends in these lines of business (adverse experience trends for the motor line), as losses reported by cedants during 2006 for prior accident years, and for treaties where the risk period expired, were lower (higher for the motor line) than the Company expected. Loss information provided by cedants in 2006 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for the property and casualty lines (increased for the motor line), which had the net effect of decreasing (increasing for the motor line) prior year loss estimates.

The decrease of $132 million in losses and loss expenses for 2006 compared to 2005 included:

•

a decrease in losses and loss expenses of approximately $72 million resulting from a combination of the effect of the decrease in the book of business and exposure, modestly lower profitability on the business written in 2005 and 2006 that was earned in 2006 and normal fluctuations in profitability between periods; and

•	a decrease in large catastrophic losses of $61 million; and was partially offset by

•	a decrease of $1 million in net favorable prior year development.

Acquisition costs and acquisition ratio

2007 over 2006

The decrease in acquisition costs in 2007 compared to 2006 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned and higher acquisition costs in 2006 from sliding scale and profit commission adjustments.

2006 over 2005

The decrease in acquisition costs in 2006 compared to 2005 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned. This was partially offset by a higher commission rate and sliding scale commissions due to increased competition and improving loss experience in this sub-segment. The increase in the related acquisition ratio results from the commission adjustments and increased competition.

Technical result and technical ratio

2007 over 2006

The decrease of $17 million in the technical result and corresponding increase in the technical ratio for 2007 compared to 2006 was primarily explained by a decrease of $36 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability between periods, including the impact of premiums adjustments, and higher catastrophic losses of $12 million, partially offset by an increase of $31 million in net favorable prior year development.

2006 over 2005

The increase of $55 million in the technical result and corresponding decrease in the technical ratio for 2006 compared to 2005 was primarily explained by a decrease of $61 million in large catastrophic losses, partially offset by a decrease of profitability of $5 million resulting from a combination of the reduction in the book of business and exposure, and a higher a priori loss ratio in 2006 reflecting compressed margins as pricing was not keeping up with loss cost trends, and a reduction in net favorable prior year development of $1 million.

2008 Outlook

During the January 1, 2008 renewals, the Company observed a continuation of the trend by cedants to increase their retentions and reinsurers to increase their competitive behavior. Terms and conditions weakened and pricing declined in several markets as a result of the increased competition. The increase in cedants’ retentions was the primary reason for the reduction of the Company’s book of business at the January 1, 2008 renewals. However, due to the acquisition of the renewal rights of the international reinsurance business of the French Monceau Group in 2007, the Company was able to add a significant amount of new business to this sub-segment, which partially offset the impact of increased cedant retentions. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects a continuation of these trends and conditions for the remainder of 2008.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are thought to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 19% of the net premiums written in 2007 in this sub-segment. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 69% of the net premiums written while specialty casualty is considered to be long-tail and represented 12% of the net premiums written in 2007 in this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Gross premiums written	$1,049	4%	$1,012	(2)%	$1,030
Net premiums written	1,026	4	991	(1)	997
Net premiums earned	$1,006	3	$979	2	$962
Losses and loss expenses	(450)	1	(446)	(22)	(569)
Acquisition costs	(260)	10	(236)	(2)	(241)

Technical result	$296	—	$297	96	$152
Loss ratio	44.7%		45.6%		59.1%
Acquisition ratio	25.9		24.1		25.1

Technical ratio	70.6%		69.7%		84.2%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 27%, 27% and 28% of total net premiums written in 2007, 2006 and 2005, respectively.

2007 over 2006

Gross and net premiums written and net premiums earned increased by 4%, 4% and 3%, respectively, in 2007 compared to 2006. The increase resulted from most lines of business, with the exception of aviation and energy, which decreased compared to 2006. Net premiums written were also impacted by lower positive premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 contributed significantly to the increase in premiums written, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations contributed 5% to the increase in gross and net premiums written and net premiums earned. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its profitability objectives.

2006 over 2005

Gross and net premiums written decreased by 2% and 1%, respectively, and net premiums earned increased by 2% in 2006 compared to 2005. While higher cedant retention and increased competition resulted in a decrease in premiums written in most lines of business in this sub-segment for 2006, the Company observed some improvements in pricing and terms and conditions for catastrophe-exposed lines, such as energy and marine lines. In response to the level of demand and attractive risk-adjusted pricing, Management increased the allocation of capacity to these catastrophe-exposed lines, which resulted in growth in premiums written for those lines of business in 2006 compared to 2005. The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 impeded growth in premiums written in this sub-segment and contributed 2% to the decline in gross and net premiums written and decreased net premiums earned by 1%.

Losses and loss expenses and loss ratio

2007 over 2006

The losses and loss expenses and loss ratio reported in 2007 reflected a) losses related to European windstorm Kyrill of $7 million, or 0.7 points on the loss ratio; b) net favorable loss development on prior accident years of $203 million, or 20.1 points on the loss ratio; and c) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $203 million included net favorable loss development for prior accident years in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants during 2007 for prior accident years were lower than the Company expected. Loss information provided by cedants in 2007 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing the level of prior year loss estimates.

The increase of $4 million in losses and loss expenses for 2007 compared to 2006 included:

•	an increase in large catastrophic losses of $7 million; and

•	a decrease of $5 million in net favorable prior year development; and was partially offset by

•

a decrease in losses and loss expenses of approximately $8 million resulting from a combination of normal fluctuations in profitability between periods, partially offset by the increase in the book of business and exposure.

2006 over 2005

The losses and loss expenses and loss ratio reported in 2006 reflected a) no large catastrophic losses; and b) net favorable loss development on prior accident years of $208 million, or 21.3 points on the loss ratio of this sub-segment, including net favorable loss development of $12 million related to the large 2005 catastrophic losses. The net favorable loss development of $208 million included net favorable loss development for all lines of business and was primarily due to net favorable loss emergence, as losses reported by cedants during 2006 for prior accident years, including treaties where the risk period expired, were lower than the Company expected. Loss information provided by cedants in 2006 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing the level of prior year loss estimates.

The decrease of $123 million in losses and loss expenses for 2006 compared to 2005 included:

•	a decrease in large catastrophic losses of $68 million;

•

a decrease in losses and loss expenses of approximately $49 million resulting from the normal fluctuations in profitability between periods, partially offset by an increase in the book of business and exposure; and

•	an increase of $6 million in net favorable prior year development.

Acquisition costs and acquisition ratio

2007 over 2006

The increase in acquisition costs and acquisition ratio in 2007 compared to 2006 was attributable to an increase in net premiums earned, a modest shift between lines of business that carry different acquisition ratios, deterioration in the acquisition cost ratio in the credit/surety line of business, and profit commission adjustments.

2006 over 2005

The decrease in acquisition costs and acquisition ratio in 2006 compared to 2005 was primarily attributable to adjustments for certain treaties in the third quarter of 2005, which resulted in higher acquisition costs for 2005, and normal shifts between lines of business that carry different acquisition ratios.

Technical result and technical ratio

2007 over 2006

The decrease of $1 million in the technical result and corresponding increase in the technical ratio for 2007 compared to 2006 was primarily explained by an increase of $7 million in the level of large catastrophic losses and a decrease of $5 million in net favorable prior year development, partially offset by an increase of $11 million resulting from normal fluctuations in profitability between periods.

2006 over 2005

The increase of $145 million in the technical result and corresponding decrease in the technical ratio for 2006 compared to 2005 was primarily explained by a decrease in large catastrophic losses of $72 million, net of reinstatement premiums, an increase of $67 million resulting from normal fluctuations in profitability between periods and an increase in net favorable prior year development of $6 million.

2008 Outlook

During the January 1, 2008 renewals, the Company observed a continuation of the trend by cedants to increase their retentions. Terms and conditions weakened and pricing declined in several markets as a result of increased competition. Due to the acquisition of the renewal rights of the international reinsurance business of the French Monceau Group in 2007, the Company was able to add new business to this sub-segment. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects a continuation of these trends and conditions for the remainder of 2008.

Catastrophe

The Catastrophe sub-segment is exposed to volatility resulting from catastrophic losses, and thus, profitability in any one year is not necessarily predictive of future profitability. The results of 2007, 2006 and 2005 demonstrate this volatility, as 2007 and 2006 had an unusually low level of large catastrophic losses, while 2005 contained an unprecedented level of large catastrophic losses. This impacted the technical result and ratio and affected year-to-year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Gross premiums written	$401	(3)%	$412	3%	$398
Net premiums written	401	(3)	412	3	398
Net premiums earned	$440	13	$388	—	$389
Losses and loss expenses	(46)	(30)	(65)	(91)	(698)
Acquisition costs	(42)	(1)	(43)	(17)	(52)

Technical result	$352	26	$280	NM	$(361)
Loss ratio	10.5%		16.9%		179.4%
Acquisition ratio	9.6		11.1		13.3

Technical ratio	20.1%		28.0%		192.7%

NM: not	meaningful

Premiums

The Catastrophe sub-segment represented 11% of total net premiums written in 2007, 2006 and 2005.

2007 over 2006

Gross and net premiums written decreased by 3% and net premiums earned increased by 13% in 2007 compared to 2006. The increase in net premiums earned in 2007 compared to 2006 was primarily the result of refining the application of the Company’s methodology related to its U.S. wind earnings pattern. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 partially offset the decrease in premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations increased gross and net premiums written by 2% and contributed 3% to the increase in net premiums earned.

2006 over 2005

Gross and net premiums written increased by 3% in 2006 compared to 2005, while net premiums earned were flat. While 2005 included $53 million of reinstatement premiums and $11 million of back-up covers related to the large catastrophic events, 2006 included no reinstatement premiums or back-up covers. As a result of the 2005 large catastrophic events, the Company observed improvements in pricing and terms and conditions in 2006 for the catastrophe line. In response to the level of demand and attractive risk-adjusted pricing, Management increased the allocation of capacity to this line, which resulted in the growth in premiums written in 2006 compared to 2005. The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 impeded growth in premiums written in this sub-segment and decreased gross and net premiums written by 3% and net premiums earned by 1%.

Losses and loss expenses and loss ratio

2007 over 2006

The losses and loss expenses and loss ratio reported in 2007 reflected a) losses related to European windstorm Kyrill of $33 million, or 7.5 points on the loss ratio; and b) net favorable loss development on prior accident years of $42 million, or 9.7 points on the loss ratio. The net favorable loss development of $42 million was primarily due to favorable loss emergence, as losses reported by cedants during 2007 for prior accident years were lower than the Company expected and the reduction of the additional IBNR reserve established by the

Company in 2006 on the large 2005 catastrophic loss events due to reduced concerns on litigation developments and evolving out of court settlement trends that may affect some of the Company’s cedants in the future. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio for the catastrophe line, which had the net effect of decreasing the level of prior year loss estimates.

The decrease of $19 million in losses and loss expenses for 2007 compared to 2006 included:

•	an improvement of $66 million in net prior year development; partially offset by

•	an increase in large catastrophic losses of $33 million; and

•	an increase in losses and loss expenses of approximately $14 million resulting from normal fluctuations in profitability between periods.

2006 over 2005

The losses and loss expenses and loss ratio reported in 2006 reflected a) no large catastrophic losses; and b) net adverse loss development on prior accident years in the amount of $24 million, or 6.4 points on the loss ratio of this sub-segment, including net adverse loss development of $36 million related to the large 2005 catastrophic losses. The net adverse loss development on the large 2005 catastrophic loss events included $20 million of an additional IBNR reserve established by the Company as a result of litigation developments and evolving out of court settlement trends that may affect some of the Company’s cedants in the future. Other than for losses related to the 2005 hurricanes, loss information provided by cedants during 2006 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Overall, the Company increased its expected ultimate loss ratio for the catastrophe line, which had the net effect increasing the level of prior year loss estimates.

The decrease of $633 million in losses and loss expenses for 2006 compared to 2005 included:

•	a decrease in large catastrophic losses of $673 million; and was partially offset by

•	an increase of $33 million in net adverse prior year development; and

•	an increase in losses and loss expenses of approximately $7 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

2007 over 2006

The decrease in acquisition costs and acquisition ratio in 2007 compared to 2006 was primarily due to a modest shift from proportional to non-proportional business.

2006 over 2005

The decrease in acquisition costs and acquisition ratio in 2006 compared to 2005 was primarily attributable to normal shifts in business that carry different acquisition ratios and acquisition cost adjustments related to certain earthquake treaties in 2005.

Technical result and technical ratio

2007 over 2006

The increase of $72 million in the technical result and corresponding decrease in the technical ratio for 2007 compared to 2006 was primarily explained by an improvement of $66 million in net favorable prior year development, an increase of $37 million in net premiums earned and normal fluctuations in profitability between periods, partially offset by an increase of $31 million in large catastrophic losses, net of reinstatement premiums.

2006 over 2005

The increase of $641 million in the technical result and corresponding decrease in the technical ratio for 2006 compared to 2005 was primarily explained by a decrease of $622 million in large catastrophic losses, net of reinstatement premiums and acquisition costs, and an increase in profitability of $52 million resulting from normal fluctuations in profitability between periods, partially offset by an increase in net adverse prior year development of $33 million.

2008 Outlook

During the January 1, 2008 renewals, the Company observed a continuation of the trend by cedants to increase their retentions. Terms and conditions weakened and pricing declined primarily as a result of increased competition. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects a continuation of these trends and conditions for the remainder of 2008, absent a large catastrophe event.

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Gross premiums written	$597	18%	$507	13%	$448
Net premiums written	569	17	487	12	434
Net premiums earned	$571	17	$487	13	$430
Life policy benefits	(455)	25	(363)	14	(320)
Acquisition costs	(116)	(1)	(117)	(3)	(120)

Technical result	$—	(93)	$7	NM	$(10)
Other operating expenses	(33)	11	(29)	28	(23)
Net investment income	54	4	51	8	48

Allocated underwriting result (1)	$21	(26)	$29	98	$15

NM:     not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 15%, 13% and 12% of total net premiums written in 2007, 2006 and 2005, respectively.

2007 over 2006

The increases in gross and net premiums written and net premiums earned in 2007 compared to 2006 resulted from an increase in the mortality and health lines, partially offset by a decrease in the longevity line. Growth in the mortality line resulted from intrinsic growth in the business written by the Company’s cedants, which resulted in more volume ceded to the Company on existing treaties, and new business generated by the Company. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 contributed to the increase in premiums written in this segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations contributed 8% to the increase in gross and net premiums written and net premiums earned.

2006 over 2005

The increase in gross and net premiums written and net premiums earned in 2006 compared to 2005 resulted from an increase in all lines of business, but was more evident in the mortality line. Growth in the mortality line resulted from intrinsic growth in the business written by the Company’s cedants and new business generated by the Company and the longevity line reported a modest increase of 1%. Furthermore, the strengthening of the U.S. dollar, on average, in 2006 compared to 2005 impeded growth in premiums written in this segment and decreased gross and net premiums written and net premiums earned by 1%.

Life policy benefits

2007 over 2006

Life policy benefits increased by $92 million in 2007 compared to 2006. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 17% increase in net premiums earned for this segment. Life policy benefits for 2007 included net adverse prior year development of $2 million compared to net favorable prior year development of $12 million in 2006. The net adverse development of $2 million reported in 2007 included net adverse loss development in the longevity line of $26 million, partially offset by net favorable loss development in the mortality line of $24 million. The net adverse loss development in the longevity line in 2007 was primarily due to losses developing worse than expected and a change in assumptions used to value future policy benefits for the non-standard annuity business, while the net favorable loss development in the mortality line in 2007 was primarily due to favorable reserve development on long and short-term traditional mortality products and TCI.

2006 over 2005

Life policy benefits increased by $43 million in 2006 compared to 2005. This was primarily attributable to the increase in the book of business and exposure, as evidenced by the 13% increase in net premiums earned for this segment. Life policy benefits in 2006 included net favorable prior year development of $12 million. The net favorable development included favorable development of $17 million in the mortality line, partially offset by adverse development of $5 million in the longevity line. The net favorable development in the mortality line in 2006 was related to the refinement of the Company’s reserving methodologies related to certain proportional guaranteed minimum death benefit treaties and the receipt of additional reported loss information from its cedants, while the net adverse development in the longevity line in 2006 was related to higher losses reported by cedants.

Acquisition costs

2007 over 2006

The decrease of $1 million in acquisition costs in 2007 compared to 2006 was primarily attributable to a change in reporting by a cedant to reduce acquisition costs on a mortality treaty compared to 2006. In addition, the 2006 period included higher acquisition costs for the health line resulting from sliding scale and profit commission adjustments and higher acquisition cost adjustments reported by a cedant for a longevity treaty compared to 2007.

2006 over 2005

The decrease of $3 million in acquisition costs in 2006 compared to 2005 was primarily attributable to shifts in the mix of business.

Net investment income

2007 over 2006

Net investment income increased by $3 million in 2007 compared to 2006 as a result of higher invested assets from the growth in the book of business. The comparison was also affected by the commutation of a financing treaty in 2007, which resulted in a decrease of net investment income of $4 million. In addition, net investment income reported by a cedant for a longevity treaty was $6 million lower in 2007 compared to 2006.

2006 over 2005

Net investment income increased by $3 million in 2006 compared to 2005 as a result of higher invested assets from the growth in the book of business and higher net investment income reported by a cedant on a longevity treaty in 2006 compared to 2005.

Allocated underwriting result

2007 over 2006

The decrease of $8 million in allocated underwriting result in 2007 compared to 2006 is primarily explained by the increase in net adverse prior year development of $14 million and higher operating expenses, partially offset by an increase in profitability of the mortality line, and an increase in net investment income of $3 million.

2006 over 2005

The increase of $14 million in allocated underwriting result in 2006 compared to 2005 was primarily explained by the increase in net favorable prior year development of $12 million and an increase in net investment income of $3 million, partially offset by higher operating expenses, resulting principally from higher bonus accruals in 2006.

2008 Outlook

Based on pricing indications and renewal information received from cedants and brokers, and assuming constant foreign exchange rates, Management expects growth in the Company’s mortality book of business, partially offset by the cancellation of a significant longevity treaty at the end of 2007.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Non-life
Property and casualty
Casualty	17%	17%	18%
Property	17	18	17
Motor	5	6	8
Multiline and other	3	3	4
Specialty
Agriculture	4	5	3
Aviation/Space	5	6	6
Catastrophe	11	11	11
Credit/Surety	7	6	7
Engineering	5	5	4
Energy	2	2	1
Marine	4	3	3
Specialty casualty	3	3	4
Specialty property	2	2	2
Life	15	13	12

Total	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line and segment in 2007, 2006 and 2005, which reflected the Company’s response to existing market conditions. Additionally, the distribution of net premiums written may also be affected by the shift in treaty structure from a proportional to non-proportional basis, which can significantly reduce premiums written. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Motor: the decrease in both 2007 and 2006 resulted from higher risk retention by cedants, prevailing market conditions and Management’s decision not to renew certain treaties when the profitability did not meet the Company’s objectives.

•	Life: as part of its diversification strategy, the Company continues to steadily increase the proportion of its life portfolio.

2008 Outlook

During the January 1, 2008 renewals, the Company observed a continuation of the trend by cedants to increase their retentions. Terms and conditions weakened and pricing declined in several markets, as a result of increased competition. Due to the acquisition of the renewal rights of the international reinsurance business of the French Monceau Group in 2007, the Company was able to add new business. Based on renewal information received from cedants and brokers, and assuming similar trends and conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects the premium distribution by line in 2008 to be similar to 2007.

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

The distribution of gross premiums written by treaty type for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Non-life Segment
Proportional	52%	51%	50%
Non-Proportional	28	30	33
Facultative	4	5	5
Life Segment
Proportional	15	13	11
Non-Proportional	1	1	1

Total	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts, premium adjustments by cedants, as well as reinstatement premiums related to large catastrophic losses, which originate from non-proportional treaties. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The increase in the percentage of proportional gross premiums written for the Life segment resulted from the increase in the Company’s mortality business. The decrease in the percentage of non-proportional gross premiums written for the Non-life segment in 2007 and 2006 compared to 2005 was mainly due to $48 million of non-proportional reinstatement premiums related to the large 2005 catastrophic losses recorded in 2005.

2008 Outlook

Based on renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects the distribution of gross premiums written by treaty type in 2008 to be similar to 2007.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Europe	45%	42%	46%
North America	42	43	41
Asia, Australia and New Zealand	6	8	8
Latin America, Caribbean and Africa	7	7	5

Total	100%	100%	100%

The distribution of gross premiums written by geographic region was largely comparable between periods. The distribution of gross premiums for all non-U.S. regions was affected by foreign exchange fluctuations which increased the non-U.S. premiums in 2007 (decreased in 2006) as premiums denominated in currencies that have appreciated (depreciated in 2006) against the U.S. dollar were converted at higher average exchange rates in 2007 (lower average exchange rates in 2006) and distorts the year-to-year comparisons. In addition, Management increased the allocation of capacity to areas exposed to U.S. wind in 2006 as U.S. wind-exposed lines showed improvements in pricing and terms and conditions following the 2005 hurricanes, which resulted in growth of premiums written in North America in 2006.

2008 Outlook

Based on renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects the distribution of gross premiums written by geographic region in 2008 to be similar to 2007.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by source for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Broker	69%	69%	63%
Direct	31	31	37

The distribution of gross premiums written was comparable in 2007 and 2006. The shift from direct to broker in 2006 compared to 2005 reflected the increase of gross premiums written in North America, where premiums are written predominantly on a broker basis, and a modest shift of gross premiums written from direct to broker for the rest of the world.

2008 Outlook

Based on renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2008 renewals continue throughout the year, Management expects the production source of gross premiums written in 2008 to be similar to 2007.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities (previously referred to as weather-related products) and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2007, 2006 and 2005 (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Fixed maturities	$422	26%	$334	16%	$288
Short-term investments, trading securities, and cash and cash equivalents	56	(9)	61	141	26
Equities	36	10	33	21	27
Funds held and other	32	(20)	40	(1)	41
Investment expenses	(23)	16	(19)	13	(17)

Net investment income	$523	16	$449	23	$365

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

2007 over 2006

Net investment income increased in 2007 compared to 2006 due to:

•

an increase in net investment income from fixed maturities and equities primarily due to an increase in the asset base resulting from the reinvestment of cash flows from operations of $1,099 million, before the net sales of $128 million of trading securities, in 2007 and higher reinvestment rates during 2007; and

•	the weakening of the U.S. dollar, on average, in 2007 compared to 2006 contributed 3% of the increase in net investment income; partially offset by

•

a decrease in net investment income from short-term investments, trading securities, and cash and cash equivalents primarily due to the smaller asset allocation in 2007 to cash and cash equivalents, trading securities and U.S. government securities;

•

a decrease in net investment income on funds held due to the effect of the commutation of a financing treaty in the Company’s Life segment in 2007, which resulted in a decrease of $4 million of net investment income, and a decrease of $6 million in net investment income reported by a cedant for a longevity treaty in 2007 compared to 2006; and

•	an increase in investment expenses resulting from the increase in the asset base.

2006 over 2005

Net investment income increased in 2006 compared to 2005 due to:

•

an increase in net investment income from fixed maturities, short-term investments, trading securities, and cash and cash equivalents primarily due to an increase in the asset base resulting from the reinvestment of cash flows from operations of $882 million, before the net purchase of approximately $390 million of trading securities in 2006, cash proceeds of $549 million received from the Company’s capital raises in October 2005, as well as higher interest rates in 2006; and

•

an increase in net investment income from equity securities primarily due to an increase in the average asset base during the year, partially offset by a decrease in allocation to equity securities during the second quarter of 2006; partially reduced by

•	a decrease in net investment income on funds held, as the funds held asset base at the beginning of 2006 was $129 million lower than at the beginning of 2005; and

•	an increase in investment expenses resulting from the increase in the asset base.

The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 had minimal effect on the increase in net investment income.

2008 Outlook

Current economic indicators show a slowing of world economic growth with potential for recession in the United States. Associated lower interest rates could produce reduced reinvestment rates and reduced interest income for the Company’s U.S. and European fixed maturity portfolio. The Company also expects continued weakness of the U.S. dollar for the first half of 2008. The Company expects that the larger investment asset base resulting from positive cash flows from operations (including net investment income) will offset the negative impact of lower rates, resulting in an expected increase in net investment income in 2008 compared to 2007.

Net Realized Investment (Losses) Gains

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities, as well as the recognition of other-than-temporary impairments.

Proceeds from the sale of investments classified as available for sale for 2007, 2006 and 2005 were $5,989 million, $13,550 million and $9,968 million, respectively. Realized investment gains and losses on securities classified as available for sale for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions of U.S. dollars):

	2007	2006	2005
Gross realized gains	$188	$268	$294
Gross realized losses excluding other-than-temporary impairments	(123)	(205)	(101)
Other-than-temporary impairments	(125)	(27)	(8)

Total net realized investment (losses) gains on available for sale securities	$(60)	$36	$185

The components of net realized investment gains or losses for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions of U.S. dollars):

	2007	2006	2005
Net realized investment (losses) gains on available for sale fixed maturities and short-term investments, excluding other-than-temporary impairments	$(17)	$(28)	$29
Net realized investment gains on available for sale equities, excluding other-than- temporary impairments	82	91	164
Other-than-temporary impairments	(125)	(27)	(8)
Net realized investment gains on trading securities	19	22	15
Change in net unrealized investment (losses) gains on trading securities	(31)	11	2
Net realized and unrealized investment losses on equity securities sold but not yet purchased	(9)	(10)	(10)
Net realized and unrealized investment gains on designated hedging activities	7	10	—
Net realized and unrealized gains (losses) on other invested assets	10	(1)	3
Other realized and unrealized investment (losses) gains	(8)	(21)	12

Total net realized investment (losses) gains	$(72)	$47	$207

Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates, equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio.

Other-than-temporary impairments are recorded as realized investment losses in the Consolidated Statements of Operations, which reduces net income and net income per share. Temporary losses are recorded as unrealized investment losses, which do not impact net income and net income per share, but reduce accumulated other comprehensive income in the Consolidated Balance Sheets, except for those related to trading securities, which are recorded immediately as realized investment losses. (See Critical Accounting Policies and Estimates—Other-than-Temporary Impairment of Investments above, Financial Condition, Liquidity and Capital Resources—Investments below and Note 2(f) to Consolidated Financial Statements in Item 8 of Part II of this report).

During the years ended December 31, 2007, 2006 and 2005, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $125 million ($57 million related to fixed maturity securities and $68 million related to equity securities), $27 million ($25 million related to fixed maturity securities and $2 million related to equity securities) and $8 million ($4 million related to fixed maturity securities and $4 million related to equity securities). Typically, the Company considers impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security. The other-than-temporary impairment charges on fixed maturity securities were mainly a result of wider credit spreads. The Company also recorded other-than-temporary impairment charges on equity securities with large unrealized loss positions. The Company currently does not have any direct exposure to the sub-prime mortgage sector in its investment portfolio, and consequently, the Company’s other-than-temporary impairment charge for 2007 did not include any write-downs related to sub-prime mortgage issues. Approximately 53% of the impairments recorded in 2007 related to securities of the finance sector and approximately 34% related to securities of the health care, consumer discretionary and industrial sectors, while the balance was related to securities of the retail and manufacturing sector. Approximately 60% of the impairments recorded in 2006 and 2005 related to securities of the industrial and manufacturing sector, while the balance was related to securities of the banking and finance sector.

Net realized investment gains on trading securities, change in net unrealized investment (losses) gains on trading securities and net realized and unrealized investment losses on equity securities sold but not yet purchased result from the timing of disposition and the change in market value of the trading securities.

Net realized and unrealized investment gains on designated hedging activities are primarily due to the comparative interest rate differential between the U.S. dollar and the euro during each period.

Net realized and unrealized gains on other invested assets were $10 million in 2007, compared to net realized and unrealized losses of $1 million in 2006 and net realized and unrealized gains of $3 million in 2005. The difference between 2007 and 2006 resulted primarily from the increase of $14 million in net realized and unrealized gains on treasury futures recorded in 2007 compared to 2006. The difference between 2006 and 2005 resulted primarily from a decrease of $4 million in net realized and unrealized gains on derivative financial instruments.

Other realized and unrealized investment (losses) gains resulted primarily from the impact of foreign exchange on the sale of equity securities.

2008 Outlook

Following the adoption of SFAS 159 on January 1, 2008, the Company will recognize the change in unrealized gains and losses on its fixed maturities, short-term investments and equity securities in net realized investments gains and losses in its Consolidated Statement of Operations. In addition, with the adoption of SFAS 159, the Company will no longer be required to determine whether its investments are impaired and will not be required to record other-than-temporary impairment charges. The Company expects the adoption of SFAS 159 to add more volatility to net realized investment gains and losses in its Consolidated Statement of Operations, but the adoption will have no impact on its shareholders’ equity in its Consolidated Balance Sheet nor its comprehensive income.

Interest in (Losses) Earnings of Equity Investments

Losses from the Company’s interest in the results of equity investments amounted to $83 million for 2007, compared to earnings of $12 million in 2006 and $10 million in 2005.

Included in the interest in the results of equity investments is the Company’s share of the results of ChannelRe Holdings. In 2004, the Company purchased a 20% ownership in ChannelRe Holdings, a non-publicly traded financial guaranty reinsurer, which assumed a portfolio of in-force business from MBIA and provides reinsurance services exclusively to MBIA. At December 31, 2007, the value of the Company’s investment in ChannelRe Holdings was written down to $nil, which is further discussed below, compared to $98 million at December 31, 2006. The underlying risks of this investment are municipal, non-U.S. infrastructure, structured finance transactions and CDOs. ChannelRe Holdings has some direct exposure to seasoned sub-prime mortgages in its reinsurance portfolio, and no direct exposure to sub-prime mortgages issued after 2004. ChannelRe Holdings has also guaranteed certain CDOs that include sub-prime mortgage collateral. These have high attachment points, and are considered to be well structured.

ChannelRe Holdings provides some coverages on a derivative basis rather than on an insurance basis. The risks and obligations for ChannelRe Holdings are the same under both types of coverages. While coverages on an insurance basis would not be affected by the volatility of the investment market, ChannelRe Holdings has to mark-to-market the value of the derivatives based on the current market price of the underlying security, whether or not they expect to incur a claim for losses. Over time, the mark-to-market losses would be reversed if credit spreads tighten or the underlying securities continue to perform as they approach maturity.

The Company’s interest in ChannelRe Holdings’ negative results for the twelve month period ended September 30, 2007 was $6 million, which the Company records on a one-quarter lag. However, the Company has recorded an additional charge of $87 million in its Consolidated Statements of Operations for the year ended December 31, 2007 to reflect the write-down of its total investment in ChannelRe Holdings due to unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expects to incur during the three month period ended December 31, 2007 and which are expected to result in Channel Reinsurance having negative U.S. GAAP shareholders’ equity at that date.

In addition to the charge related to ChannelRe Holdings in 2007, the Company recorded $10 million of interest in earnings of equity investments related to other private placement investments and limited partnerships in which the Company has more than a minor interest.

The increase of $2 million in interest in earnings of equity investments to $12 million in 2006 compared to $10 million 2005 resulted from increased profitability of ChannelRe Holdings in 2006.

2008 Outlook

With respect to strategic investments, the Company expects to see an increased flow of potential opportunities during 2008 as a result of the disruptions in the credit markets. The Company will evaluate these potential new opportunities for attractiveness during the year.

Technical Result and Other (Loss) Income

2007 over 2006

Technical results and other (loss) income included in Corporate and Other are from principal finance transactions and insurance-linked securities. The increase of $3 million in the technical result for 2007 compared to 2006 resulted primarily from the insurance-linked securities line, which had a technical result of $2 million in 2007, compared to break even in 2006. The decrease of $43 million in other (loss) income in 2007 compared to 2006 was primarily attributable to a decrease of $35 million from the principal finance line due to write-downs and mark-to-market adjustments on various transactions in 2007, while 2006 benefited from accelerated profit recognition on the early termination of a number of long-term contracts, and from a decrease of $7 million from the insurance-linked securities line as a result of warmer than expected weather conditions in Japan in 2007.

2006 over 2005

While the technical result was flat for 2006 and 2005, the decrease of $7 million in other income in 2006 compared to 2005 was primarily attributable to a decrease of $9 million from the insurance-linked securities line resulting from weather conditions in Japan, partially offset by an increase of $2 million from the principal finance line, which benefited from accelerated profit recognition on the early termination of a number of long term contracts.

Other Operating Expenses

Other operating expenses were as follows (in millions of U.S. dollars):

	2007	% Change 2007 over 2006	2006	% Change 2006 over 2005	2005
Other operating expenses	$327	5%	$310	14%	$272

Other operating expenses represent 8.6%, 8.4% and 7.5% of the net premiums earned (both life and non-life) in 2007, 2006 and 2005, respectively. Other operating expenses included in Corporate and Other were $80 million, $75 million and $58 million for 2007, 2006 and 2005, respectively, of which $67 million, $62 million and $51 million are related to corporate activities for 2007, 2006 and 2005, respectively.

2007 over 2006

The increase in operating expenses of 5% in 2007 compared to 2006 consisted primarily of increases in personnel costs of $16 million and consulting and professional fees of $5 million, primarily due to the reorganization of the Company’s European platform, partially offset by decreases of $4 million in fixed asset depreciation and other costs. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 contributed 3% to the increase of other operating expenses.

2006 over 2005

The overall increase of 14% for 2006 consisted primarily of increases in personnel costs of $41 million, including bonus accruals and stock-based compensation expense, and $2 million in consulting and professional fees, partially offset by decreases of $5 million in fixed asset depreciation and other costs. The strengthening of the U.S. dollar, on average, in 2006 compared to 2005 decreased other operating expenses by 1%.

Financial Condition, Liquidity and Capital Resources

Investments

The total of investments and cash and cash equivalents was $11.6 billion at December 31, 2007, compared to $10.7 billion at December 31, 2006. The major factors influencing the increase in 2007 were:

•	net cash provided by operating activities of $1,099 million, after excluding $128 million net sales of trading securities; and

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $406 million; partially offset by

•

net payment for the Company’s common shares of $237 million resulting from the repurchase of common shares of $275 million under the Company’s share repurchase program, partially offset by $38 million related to the issuance of common shares under the Company’s equity plans;

•	dividend payments on common and preferred shares totaling $131 million;

•	decrease in net payable for securities purchased of $124 million;

•	decrease in the value of the Company’s investment in ChannelRe Holdings of $98 million; and

•

decrease in the market value (realized and unrealized) of the investment portfolio of $23 million resulting from the decrease in market value of the equity portfolio of $77 million, partially offset by the increase in market value of the fixed income portfolio of $54 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities in terms of both duration and currency composition to protect the Company against changes in interest and foreign exchange rates. Capital funds represent the capital of the Company and contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines, which include issuer and sector concentration limitations. Capital funds may be invested in investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed-income securities. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

At December 31, 2007, the liability funds totaled $7.0 billion and were comprised of cash and cash equivalents and high-quality fixed income securities. The capital funds, which totaled $4.8 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed income securities.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, foreign currency options, foreign exchange forward contracts related to designated and non-designated hedges, written covered call options and total return and interest rate swaps for the purpose of replicating investment positions, managing market exposure and duration risks, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways.

For accounting purposes, the Company’s investment portfolio is categorized according to two separate accounting classifications—available for sale and trading securities. For a description of the different accounting treatments afforded to these separate classifications, see Note 2(f) to Consolidated Financial Statements.

Available for Sale Investments

At December 31, 2007 and 2006, investments classified as available for sale comprised approximately 96% and 94%, respectively, of the Company’s total investments (excluding other invested assets), with 4% and 6%, respectively, being classified as trading securities. At December 31, 2007, approximately 97% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 96% of the invested assets held by the Company were publicly traded.

The average duration of the Company’s investment portfolio was 3.9 years at December 31, 2007 and 4.1 years at December 31, 2006, which closely matches the duration of the Company’s liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury futures at December 31, 2007 allowed the Company to extend the duration of its investment portfolio from 3.7 years to 3.9 years.

Fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.7% at December 31, 2007 compared to 4.9% at December 31, 2006, reflecting lower treasury rates in the U.S, higher interest rates in Europe and widening spreads on corporate and mortgage-backed securities. The Company’s investment portfolio generated a total return of 8.4% for the year ended December 31, 2007, compared to 7.8% for the year ended December 31, 2006. Investment income and falling interest rates as well as the weaker U.S. dollar in 2007 contributed to the positive total return, partially offset by the underperformance of risk asset classes, including equities, during 2007.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as available for sale at December 31, 2007 and 2006 were as follows (in millions of U.S. dollars):

2007	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government	$1,204	$36	$—	$1,240
other foreign governments	2,784	44	(7)	2,821
corporate	3,124	40	(32)	3,132
mortgage/asset-backed securities	2,290	30	(14)	2,306

Total fixed maturities	9,402	150	(53)	9,499
Short-term investments	97	—	—	97
Equities	839	60	(27)	872

Total	$10,338	$210	$(80)	$10,468

2006	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government	$1,519	$4	$(12)	$1,511
states or political subdivisions of states of the U.S.	1	—	—	1
other foreign governments	1,554	18	(15)	1,557
corporate	2,859	32	(26)	2,865
mortgage/asset-backed securities	1,920	8	(26)	1,902

Total fixed maturities	7,853	62	(79)	7,836
Short-term investments	134	—	—	134
Equities	921	103	(9)	1,015

Total	$8,908	$165	$(88)	$8,985

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other-than-temporary impairments.

U.S. government included both U.S. treasuries and agencies of the U.S. government. At December 31, 2007, U.S. treasuries accounted for 96% of this category. Although U.S. treasuries and U.S. agencies are not rated, they are generally considered to have credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At December 31, 2007, 94% of this category was rated AAA, while investment grade government and agency obligations accounted for the remaining 6% of this category. The largest three foreign government issuers (Germany, Canada and France) accounted for 90% of this category at December 31, 2007.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At December 31, 2007, 96% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 62% were rated A- or better. While the ten largest issuers accounted for less than 15% of the corporate bonds held by the Company at December 31, 2007, no single issuer accounted for more than 3% of the total. U.S. bonds comprised 82% of this category at December 31, 2007, while 45% were bonds within the financial sector.

In the mortgage/asset-backed securities category, 87% were U.S. mortgage-backed securities at December 31, 2007. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at December 31, 2007. The remaining 13% of this category at December 31, 2007 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 77% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments classified as available for sale were primarily corporate bond obligations of U.S. corporations.

Publicly traded common stocks comprised 66% of equities at December 31, 2007. The majority of the remaining balance was comprised of a $228 million bank loan portfolio, which accounted for 26% of the equities, with the balance in high yield, convertibles and alternative investments. Of the publicly traded common stocks, U.S. issuers represented 74% at December 31, 2007. While the ten largest common stocks accounted for 34% of the publicly traded common stocks held by the Company at December 31, 2007, no single common stock issuer accounted for more than 4% of the total. At December 31, 2007, the largest publicly traded common stock exposures of the ten major economic sectors was 14% in consumer non-cyclicals, while no other sector represented more than 10%.

The Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $125 million in 2007 ($57 million related to fixed maturity securities and $68 million related to equity securities). The Company currently does not have any direct exposure to the sub-prime mortgage sector in its investment portfolio, and consequently, the Company’s other-than-temporary impairment charge for 2007 did not include any write-downs related to sub-prime mortgage issues.

At December 31, 2007, the Company had approximately 500 securities with gross unrealized losses. Of the gross unrealized losses of $80 million at December 31, 2007 on investments classified as available for sale, 72% related to investment positions that were carried at an unrealized loss for less than 12 months. Total gross unrealized losses on fixed maturities were $53 million at December 31, 2007, of which $49 million were attributable to investment-grade securities and $4 million were attributable to securities rated below investment-grade. The Company’s investment security with the largest unrealized loss position at December 31, 2007, for which an other-than-temporary impairment charge has not been taken, was an equity security which had a gross unrealized loss of $5 million, representing 22% of the cost of the security. At December 31, 2007, this equity security carried the unrealized loss position for approximately two months, which was primarily due to the turmoil in the equity market in the second half of 2007.

The majority of the unrealized losses on fixed maturity securities classified as available for sale for which an other-than-temporary impairment charge has not been taken, are due to wider credit spreads since the Company’s purchase of the investments, and the Company intends to hold these investments until recovery. At December 31, 2007, the unrealized losses on the Company’s other foreign government securities resulted primarily from wider credit spreads. The majority of the government securities are rated AAA, and are not expected to default. The Company’s unrealized losses on investments in corporate bonds were also primarily due to widening spreads in investment-grade corporate securities. The unrealized losses on these high quality corporate bonds were distributed across many industries, with the financial and consumer cyclical sectors contributing the largest portion of unrealized losses. The unrealized losses on the Company’s investments in mortgage and asset-backed securities were also due to wider credit spreads. A significant portion of the mortgage and asset-backed securities were issued by agencies of the U.S. government, and these securities are not expected to default. The fixed maturity security with the largest unrealized loss position at December 31, 2007, for which an other-than-temporary impairment charge has not been taken, was an unrealized loss of $4 million, representing 1% of the amortized cost of the security.

The Company’s investments in equity securities consist primarily of investments in common stocks of companies in various industries. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. As noted above, the largest unrealized loss position was an equity security which had a gross unrealized loss of $5 million. In addition to this equity security, the majority of the unrealized losses on equity securities were primarily in the consumer cyclical, real estate and finance sectors.

In Management’s judgment, the Company had no significant unrealized losses caused by other factors or circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

The following table presents the continuous periods during which the Company has held investment positions that were carried at an unrealized loss (excluding investments classified as trading securities) at December 31, 2007 (in millions of U.S. dollars):

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government	$46	$—	$10	$—	$56	$—
other foreign governments	1,024	(6)	108	(1)	1,132	(7)
corporate	770	(20)	574	(12)	1,344	(32)
mortgage/asset-backed securities	270	(5)	611	(9)	881	(14)

Total fixed maturities	2,110	(31)	1,303	(22)	3,413	(53)
Short-term investments	40	—	—	—	40	—
Equities	269	(27)	—	—	269	(27)

Total	$2,419	$(58)	$1,303	$(22)	$3,722	$(80)

Maturity Distribution

The distribution of available for sale fixed maturities and short-term investments at December 31, 2007, by contractual maturity, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$633	$633
More than one year through five years	3,422	3,451
More than five years through ten years	2,770	2,800
More than ten years	384	406

Subtotal	7,209	7,290
Mortgage/asset-backed securities	2,290	2,306

Total	$9,499	$9,596

The maturity distribution for those available for sale fixed maturities and short-term investments that were in an unrealized loss position at December 31, 2007 was as follows (in millions of U.S. dollars):

	Amortized Cost	Fair Value	Gross Unrealized Losses
One year or less	$318	$316	$(2)
More than one year through five years	1,180	1,166	(14)
More than five years through ten years	964	946	(18)
More than ten years	149	144	(5)

Subtotal	2,611	2,572	(39)
Mortgage/asset-backed securities	895	881	(14)

Total	$3,506	$3,453	$(53)

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at December 31, 2007:

% of total fixed income securities
Rating Category
AAA	68%
AA	6
A	12
BBB	11
Below investment-grade/unrated	3

100%

Trading Securities

Fixed maturities and equity investments that are bought and held principally for the purpose of selling in the near term are classified as trading securities. The market value of investments classified as trading securities was $399 million and $600 million at December 31, 2007 and 2006, respectively. The decrease in trading securities is mainly due to a change in asset allocation from the equity trading portfolio to the available for sale fixed maturity portfolios during the fourth quarter of 2007. Included in the total market value of trading securities at December 31, 2007 was $16 million related to convertible fixed income securities and $383 million related to equity securities. At December 31, 2007, the net unrealized investment loss on trading securities was approximately $8 million compared to a gain of $22 million at December 31, 2006.

Other Invested Assets

The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. These assets, together with the Company’s net liabilities for certain derivative financial instruments that were in an unrealized loss position at December 31, 2007, are reported within other invested assets on the Company’s Consolidated Balance Sheets, and may result in substantial volatility in the Company’s reported net income.

As part of its principal finance transactions, the Company has entered into total return and interest rate swaps, which are accounted for as derivative financial instruments. At December 31, 2007 and 2006, the notional value of the Company’s total return and interest rate swaps was $273 million and $315 million, respectively and approximately 42% and 41%, respectively, of the portfolio related to apparel and retail future flow or intellectual property backed transactions, with the rest distributed over a number of generally unrelated risks. At December 31, 2007, approximately 44% of the underlying investments were rated investment-grade, compared to 60% at December 31, 2006. The Company uses internal valuation models to estimate the fair value of these swaps and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates.

As part of the insurance-linked securities line, the Company has entered into various weather derivatives, for which the underlying risks include parametric weather risks (temperature and precipitation). The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. At December 31, 2007 and 2006, the total notional value of the Company’s weather derivatives was $39 million and $23 million, respectively.

At December 31, 2007, in addition to its investment in ChannelRe Holdings, the Company had $79 million in other invested assets consisting primarily of investments in non-publicly traded companies, private placement equity investments, private placement bond investments and other specialty asset classes. See Corporate and Other above for a discussion of the Company’s investment in ChannelRe Holdings.

As discussed above, the Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury futures was $485 million at December 31, 2007, while the fair value of the futures contracts, recorded in other invested assets, was a net unrealized gain of $1 million.

Included in net payable for securities purchased at December 31, 2007 and 2006 was $nil and $70 million, respectively, of equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale.

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of December 31, 2007 and 2006, the Company recorded $1,083 million and $1,002 million, respectively, of funds held assets in its Consolidated Balance Sheets, representing 7% of the Company’s total assets. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide cedants with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

Approximately 71% of the funds held assets at December 31, 2007 earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at December 31, 2007 ranged from 1.0% to 6.0%. Under these contractual arrangements, there are no specific assets linked to the funds held balances, and the Company is only exposed to the credit risk of the cedant.

With respect to the remaining 29% of the funds held assets at December 31, 2007, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties, which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the cedant, including fluctuations in the market value of the underlying assets. One such treaty is a retrocessional agreement under which the Company receives more limited data than what is generally received under a direct reinsurance agreement. In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the cedant, the risk of loss to the Company is somewhat mitigated, as the Company generally has the contractual ability to offset a shortfall in the funds held asset with amounts owed to the cedant. The Company also has non-life treaties in which the investment performance of the net funds held asset corresponds to the interest income on the assets held by the cedant; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds held.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of Derivatives Implementation Group (DIG) Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”. Accordingly, the Company has recognized as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held balance. In the case of the Company’s annuity contracts, there is also generally a resulting offsetting adjustment to deferred acquisition costs related to this business. At December 31, 2007, the cumulative value of such embedded derivatives was determined to be a loss of approximately $2 million, which is substantially offset by a comparable but opposite adjustment to deferred acquisition costs.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2007. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above for additional information concerning losses and loss expenses.

At December 31, 2007 and 2006, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,231 million and $6,871 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $7,099 million and $6,732 million, respectively.

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2007, 2006 and 2005 (in millions of U.S. dollars):

	2007	2006	2005
Net liability at beginning of year	$6,732	$6,552	$5,614
Net incurred losses related to:
Current year	2,042	2,000	2,998
Prior years	(414)	(252)	(231)

	1,628	1,748	2,767
Net paid losses	(1,620)	(1,860)	(1,485)
Effects of foreign exchange rate changes	359	292	(344)

Net liability at end of year	$7,099	$6,732	$6,552

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income (Loss)—Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments and Business—Reserves in Item 1 of Part I of this report for a discussion of the impact of foreign exchange on the net reserves.

The 2007 net incurred losses included $53 million for European windstorm Kyrill, the 2006 net incurred losses reflected low large loss activity, and the 2005 net incurred losses included $959 million for the large 2005 catastrophic loss events. The Non-life ratio of paid losses to net premiums earned was 51%, 59% and 47%, and the Non-life ratio of paid losses to incurred losses was 100%, 106% and 54% for the years ended December 31, 2007, 2006 and 2005, respectively. The lower Non-life ratios in 2007 compared to 2006 resulted from lower payments on the large 2005 and 2004 catastrophic loss events during 2007 and the timing of loss payments associated with older underwriting years. As of December 31, 2007, approximately 92% and 84% of the Company’s ultimate loss estimates related to the 2004 Atlantic hurricanes and the large 2005 catastrophic losses were paid, respectively.

Policy Benefits for Life and Annuity Contracts

At December 31, 2007 and 2006, the Company recorded gross policy benefits for life and annuity contracts of $1,542 million and $1,431 million, respectively, and net policy benefits for life and annuity contracts of $1,499 million and $1,388 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2007, 2006 and 2005 (in millions of U.S. dollars):

	2007	2006	2005
Net liability at beginning of year	$1,388	$1,193	$1,248
Net incurred losses	455	363	320
Net paid losses	(430)	(278)	(266)
Effects of foreign exchange rate changes	86	110	(109)

Net liability at end of year	$1,499	$1,388	$1,193

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income (Loss)—Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

The 2007 net policy benefits for life and annuity contracts was affected by a reduction of $137 million due to the commutation of a mortality financing contract.

The Life ratio of paid losses to net premiums earned was 75%, 57% and 62%, and the Life ratio of paid losses to incurred losses was 95%, 76% and 83% for the years ended December 31, 2007, 2006 and 2005, respectively. The increases in both the Life ratios for the year ended December 31, 2007 compared to the year ended December 31, 2006 were due to the commutation of a financing treaty in 2007.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements, and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2007, were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Long-term debt—principal	$620.0	$220.0	$400.0	$—	$—
Long-term debt—interest	42.3	35.0	7.3	—	—
Operating leases	146.4	25.8	41.1	33.7	45.8
Other operating agreements	37.0	10.8	17.4	8.3	0.5
Contract fees under forward sale agreement	9.8	9.8	—	—	—
Other invested assets	26.3	8.3	10.0	8.0	—
Unpaid losses and loss expenses (1)	7,231.4	1,955.8	1,950.4	1,061.7	2,263.5
Policy benefits for life and annuity contracts (2)	2,446.7	304.0	352.7	210.0	1,580.0
Deposit liabilities (2)	619.6	106.2	67.7	74.1	371.6
FIN 48 unrecognized tax benefits (3)	0.3	0.3	—	—	—
Other long-term liabilities:
Series C cumulative preferred shares—principal (4)	290.0	—	—	—	290.0
Series C cumulative preferred shares—dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares—principal (4)	230.0	—	—	—	230.0
Series D cumulative preferred shares—dividends	NA	15.0	29.9	29.9	15.0 per annum
CENts—principal (5)	250.0	—	—	—	250.0
CENts—interest	NA	16.1	32.2	32.2	16.1 per annum

NA: not applicable

(1)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2007 and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.
(2)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2007 of $1,542 million and $436 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(3)	The Company has excluded $24.5 million of FIN 48 unrecognized tax benefits, as it cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
(4)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 13 to Consolidated Financial Statements for further information.
(5)	PartnerRe Finance II Inc. does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

Due to the limited nature of the information presented above, it should not be considered indicative of the Company’s liquidity or capital needs. See Liquidity below.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at December 31, 2007 was $4.3 billion, a 14% increase compared to $3.8 billion at December 31, 2006. The major factors contributing to the increase in shareholders’ equity in 2007 were:

•	net income of $718 million;

•

a $129 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe Holdings Europe Limited (formerly PartnerRe Holdings Ireland Limited) and its subsidiaries and PartnerRe SA’s financial statements into the U.S. dollar;

•

a $38 million increase in net unrealized gains and losses on investments, net of deferred taxes, recorded in shareholders’ equity resulting from changes in the fair value of investments, realization of net gains and losses on sales of securities and other-than-temporary impairments; and

•	a $4 million increase in accumulated other comprehensive income due to a reduction in the unfunded pension obligation related to the Company’s defined benefit pension plans; offset by

•

a net decrease of $213 million, due to the repurchase of common shares of $275 million under the Company’s share repurchase program, offset by the issuance of common shares under the Company’s employee equity plans and share-based compensation expense of $62 million;

•	dividends declared on both the Company’s common and preferred shares of $131 million; and

•	a $9 million decrease in opening retained earnings due to the adoption of FIN 48.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). In 2007, the Company’s diluted book value per share increased by 21% to $67.96 at December 31, 2007 from $56.07 at December 31, 2006.

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s current long-term debt. In December 2006, the Company used a portion of the net proceeds from the CENts to effect the redemption of all of the $200 million liquidation amount of the 7.90% trust preferred securities issued in 2001 by PartnerRe Capital Trust I and the remaining net proceeds were used for general corporate purposes. PartnerRe Finance II does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company reflects the intercompany debt of $257.6 million associated with the issuance of the CENts on its Consolidated Balance Sheets. For purposes of discussion, the Company refers to both the CENts and the related debt as the CENts.

Subsequent to the large 2005 catastrophic loss events, the Company entered into capital transactions to raise long-term debt and equity. In October 2005, the Company issued 2.4 million of its common shares for proceeds of $149 million, net of underwriting discounts and other transaction costs. The Company used the proceeds of this capital issuance for general corporate purposes. In addition, the Company entered into a loan agreement with Citibank, N.A under which the Company borrowed $400 million. The loan will mature in April 2009 and bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company is not permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. The Company also entered into a forward sale agreement to sell up to approximately 6.7 million of its common shares prior to October 2008. See Off-Balance Sheet Arrangements for a discussion of the forward sale agreement.

In addition to the $400 million long-term debt discussed above, the $220 million long-term debt of PartnerRe U.S. Holdings is repayable in December 2008.

The table below sets forth the capital structure of the Company at December 31, 2007 and 2006 (in millions of U.S. dollars):

	2007		2006
Capital Structure:
Long-term debt	$620	12%	$620	13%
Capital efficient notes (1)	250	5	250	6
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	4	230	5
Common shareholders’ equity	3,802	73	3,266	70

Total Capital	$5,192	100%	$4,656	100%

(1)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets. See Note 2(s) to Consolidated Financial Statements.

In November and May 2007, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At December 31, 2007, the Company had approximately 4.5 million common shares remaining under its current share repurchase authorization.

During 2007, the Company repurchased in the open market 3.6 million of its common shares pursuant to the share repurchase program at a total cost of $275.0 million, representing an average cost of $76.06, of which 3.1 million common shares, or $241.3 million, are currently held in treasury and are available for reissuance.

During 2006, the Company did not repurchase any common shares.

During 2005, the Company repurchased in the open market 1.2 million of its common shares pursuant to the share repurchase program at a total cost of $75.5 million, representing an average cost of $60.74. The repurchased shares were cancelled and are no longer outstanding.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future.

Cash and cash equivalents were $655 million at December 31, 2007. Cash flows from operations in 2007 increased to $1,227 million, from $492 million in 2006 and $1,032 million in 2005. The increase in cash flows from operations for 2007 compared to 2006 was mainly due to a change in asset allocation from trading securities, which is classified as operating cash flows under U.S. GAAP, to available for sale securities, and higher underwriting cash inflows due to lower paid losses in 2007 compared to 2006. Without the impact of trading securities, net cash provided by operating activities would have been $1,099 million and $882 million in 2007 and 2006, respectively.

Paid losses for 2007, 2006 and 2005 included approximately $219 million, $576 million and $182 million, respectively, related to the large 2005 and 2004 catastrophic loss events. The increase in cash flows from operations also reflected an increase in cash from the 16% increase in net investment income in 2007 compared to 2006. The growth in net investment income is primarily a result of cumulative cash flows added to the portfolio.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments on its $400 million long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2007, corporate expenses were $67 million, interest paid was $24 million, common dividends paid were $96 million and preferred dividends paid were $35 million. In addition, the Company paid approximately $11 million of contract fees and interest related to its forward sale agreement in 2007. In January 2008, the Company announced that it was increasing its quarterly dividend to $0.46 per common share or approximately $100 million in total for 2008, assuming a constant number of common shares in issue and a constant dividend rate, and it will pay approximately $35 million in dividends for preferred shareholders.

The Company relies primarily on cash dividends and payments from its subsidiaries to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from its subsidiaries to be the principal source of its funds to pay expenses and dividends. Although the payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda, French and Irish laws and certain insurance statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business, there are currently no significant restrictions on the payment of dividends by the reinsurance subsidiaries (See Note 11 to Consolidated Financial Statements).

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the long-term debt and the CENts. PartnerRe U.S. Holdings and its subsidiaries have $220 million in third party debt as well as $250 million of CENts outstanding. PartnerRe U.S. Holdings and its subsidiaries paid a total of approximately $31 million of interest on the long-term debt and the CENts in 2007.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates on the investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2008, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio or arrange for financing.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s $700 million syndicated unsecured credit facility (see Credit Facilities below). As of December 31, 2007, there were no borrowings under this line of credit.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Some of the Company’s reinsurance treaties contain special funding and termination clauses that would be triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to occur, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant. (See Risk Factors in Item 1A of Part I of this report for the Company’s financial strength ratings).

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

Included in the total credit facilities available to the Company at December 31, 2007, is a $700 million five-year syndicated, unsecured credit facility. This credit facility enables the Company to potentially increase the available credit from $700 million to $1 billion. Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly. The Company’s senior unsecured debt ratings are currently A (stable) and A2 (stable) by Standard & Poor’s and Moody’s, respectively.

Some of the credit facilities contain customary default, cross payment and acceleration provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. The long-term debt and capital securities issued by the Company and its subsidiaries contain similar provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At December 31, 2007, the Company was in compliance with all required covenants, and no conditions of default existed related to the Company’s credit facilities or any of its debt or capital securities.

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in October 2008, subject to a maximum price per share of $79.71 and a minimum price per share of $59.49 as of

December 31, 2007. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to both its ownership of PartnerRe SA and PartnerRe Holdings Europe Limited, whose functional currencies are the euro, and to underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro.

At December 31, 2007, the value of the U.S. dollar weakened approximately 2% against the British pound, 12% against the euro, 8% against the Swiss franc, 18% against the Canadian dollar and 6% against the Japanese yen, compared to December 31, 2006. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a net increase in the U.S. dollar value of the assets and liabilities denominated in these currencies in 2007.

Net foreign exchange losses amounted to $15 million, $24 million and $4 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Review of Net Income (Loss) above. In accordance with SFAS 52, “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the translation of its subsidiaries’ financial statements (expressed in the euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity.

The following table provides a reconciliation of the currency translation adjustment for the years ended December 31, 2007, 2006 and 2005 (in millions of U.S. dollars):

	2007	2006	2005
Currency translation adjustment at beginning of year	$69	$13	$73
Change in currency translation adjustment included in accumulated other comprehensive income	129	56	(60)

Currency translation adjustment at end of year	$198	$69	$13

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards and requires disclosure of the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for such fair value measurements and the effects of the measurements on the financial statements.

SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as of January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated shareholders’ equity or net income.

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

SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 as of January 1, 2008. The Company will elect the fair value option for the following financial assets:

•	Fixed maturities;

•	Short-term investments;

•	Equities; and

•	Other invested assets (excluding investments accounted for by the equity method or investment company accounting).

On adoption of SFAS 159, the Company expects to record a cumulative effect adjustment of approximately $97.2 million, net of taxes, which will decrease accumulated other comprehensive income and increase opening retained earnings as of January 1, 2008. The Company expects the adoption of SFAS 159 to add more volatility to net realized investment gains and losses in its Consolidated Statement of Operations, but the adoption will have no impact on its shareholders’ equity in its Consolidated Balance Sheet nor its comprehensive income.

SFAS 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”.

SFAS 160 will be effective for fiscal years beginning after December 15, 2008, and the Company will adopt SFAS 160 as of January 1, 2009. SFAS 160 may not be applied retroactively and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated shareholders’ equity and net income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At December 31, 2007, liability funds represented 59% (or $7.0 billion) of the Company’s total invested assets. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This procedure seeks to protect the Company against changes in interest rates and foreign exchange rates. Although the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of assets and liabilities in a way that is generally offsetting.

At December 31, 2007, capital funds represented 41% (or $4.8 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk, higher return profile, such as preferred and common stocks, private equity and bond investments and convertible and high-yield bonds, in addition to high-quality investment-grade securities. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative investments, subject to strict limitations. Derivative instruments may be used to hedge market risk, to enhance investment performance, to replicate investment positions or to manage market exposure and duration risks that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Finance and Risk Management Committee of the Board of Directors. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions. (See Note 2(k) and Note 2(l) to Consolidated Financial Statements for additional information concerning derivatives.)

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

While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the reported U.S. GAAP shareholders’ equity of the Company. The Company’s liabilities are carried at their nominal value, which is not adjusted for changes in interest rates; however, the Company’s invested assets are carried at fair market value, which reflects such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in interest rates would have the opposite effect.

At December 31, 2007, the Company held approximately $2,306 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2007, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 3.9% (or approximately $404 million) decrease in the fair value of investments exposed to interest rates, or an approximately 3.4% and 9.3% decrease of the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported on the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding fixed-rate debt, capital efficient notes and preferred securities at December 31, 2007, was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	$620	$627
Capital efficient notes (1)	250	230
Series C cumulative preferred shares	290	223
Series D cumulative preferred shares	230	173

(1)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets. The fair value of the capital efficient notes was based on the initial issuance of $250 million from PartnerRe Finance II.

The fair value of the long-term debt and the capital efficient notes has been calculated as the present value of estimated future cash flows using a discount rate reflective of current market interest rates. For the Company’s Series C and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, British pound, Canadian dollar, Swiss franc and Japanese yen. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.

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

The table below summarizes the Company’s gross and net exposure on its December 31, 2007 Consolidated Balance Sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$2,939	$416	$578	$—	$—	$33	$3,966
Other net liabilities	(2,468)	(258)	(460)	(218)	(45)	(459)	(3,908)

Total foreign currency risk	471	158	118	(218)	(45)	(426)	58
Total derivative amount	130	(135)	62	244	41	444	786

Net foreign currency exposure	$601	$23	$180	$26	$(4)	$18	$844

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe SA, whose functional currency is the euro and its Canadian branch, whose functional currency is the Canadian dollar, and PartnerRe Holdings Europe Limited and its subsidiaries, whose functional currencies are the euro, which the Company does not hedge, partially offset by net short or long exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $84 million change in the net assets of the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment-grade credit quality in the fixed income securities it purchases.

At December 31, 2007, approximately 68% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 86% was rated A- or better and 3% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2007, the Company is not exposed to any significant credit concentration risk on its investments, excluding debt securities issued by the U.S. and other AAA-rated sovereign governments. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty and ensures that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2007, the Company’s absolute notional value of foreign exchange forward contracts was $1,324 million, while the net value of those contracts was a receivable of $20 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for different alternative risk products. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. At December 31, 2007, the notional value of the Company’s credit default swaps and total return and interest rate swaps was $464 million and $273 million, respectively, while the fair value of those credit default swaps and total return and interest rate swaps was an unrealized loss of $1.8 million and $33.7 million, respectively. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps.

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk. The Company is also exposed to some extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. See Risk Factors in Item 1A of Part I of this report for detailed information on two brokers that accounted for more than 10% of the Company’s gross premiums written for the year ended December 31, 2007.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2007 were $1,450 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible reinsurance balances receivable was $11 million at December 31, 2007.

Although the Company does not rely heavily on retrocessional reinsurance, it does require its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $158 million which is net of the allowance provided for uncollectible reinsurance recoverables of $9 million at December 31, 2007.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities classified as available for sale (fair market value of $872 million at December 31, 2007). The Company also holds marketable equity securities classified as trading securities (fair market value of $383 million at December 31, 2007). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.9. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 9% (or approximately $120 million) increase or decrease in the market value of the Company’s equity portfolio, or an approximately 1.0% and 2.8% increase or decrease of the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from the bond market or taxes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2007	December 31, 2006
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2007, $9,401,962; 2006, $7,852,798)	$9,498,791	$7,835,680
Short-term investments, available for sale, at fair value (amortized cost: 2007, $97,153; 2006, $133,872)	97,307	133,751
Equities, available for sale, at fair value (cost: 2007, $838,777; 2006, $920,913)	871,762	1,015,144
Trading securities, at fair value (cost: 2007, $407,541; 2006, $578,445)	399,280	599,972
Other invested assets	50,201	105,390

Total investments	10,917,341	9,689,937
Cash and cash equivalents, at fair value, which approximates amortized cost	654,895	988,788
Accrued investment income	176,386	157,923
Reinsurance balances receivable	1,449,702	1,573,566
Reinsurance recoverable on paid and unpaid losses	158,494	168,840
Funds held by reinsured companies	1,083,036	1,002,402
Deferred acquisition costs	641,818	542,698
Deposit assets	398,079	306,212
Net tax assets	—	17,826
Goodwill	429,519	429,519
Net receivable for securities sold	50,065	—
Other assets	77,614	70,514

Total assets	$16,036,949	$14,948,225

Liabilities
Unpaid losses and loss expenses	$7,231,436	$6,870,785
Policy benefits for life and annuity contracts	1,541,687	1,430,691
Unearned premiums	1,267,873	1,215,624
Reinsurance balances payable	119,853	115,897
Ceded premiums payable	14,617	17,213
Funds held under reinsurance treaties	21,585	21,257
Deposit liabilities	435,852	350,763
Net payable for securities purchased	—	90,331
Net tax liabilities	37,743	—
Accounts payable, accrued expenses and other	167,141	172,212
Long-term debt	620,000	620,000
Debt related to capital efficient notes	257,605	257,605

Total liabilities	11,715,392	11,162,378

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2007, 57,379,516 shares; 2006, 57,076,312 shares)	57,380	57,076
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 11,600,000; aggregate liquidation preference: 2007 and 2006, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 9,200,000; aggregate liquidation preference: 2007 and 2006, $230,000,000)	9,200	9,200
Additional paid-in capital	1,441,598	1,413,977
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2007, $32,769; 2006, $15,429)	94,747	56,913
Currency translation adjustment	197,777	68,734
Unfunded pension obligation (net of tax of: 2007, $1,021; 2006, $2,122)	(3,274)	(7,277)
Retained earnings	2,753,784	2,175,624
Common shares held in treasury, at cost (2007, 3,129,008 shares; 2006, nil)	(241,255)	—

Total shareholders’ equity	4,321,557	3,785,847

Total liabilities and shareholders’ equity	$16,036,949	$14,948,225

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Revenues
Gross premiums written	$3,810,164	$3,733,920	$3,665,238
Net premiums written	$3,757,109	$3,689,548	$3,615,878
Decrease (increase) in unearned premiums	20,362	(22,280)	(16,689)

Net premiums earned	3,777,471	3,667,268	3,599,189
Net investment income	523,259	449,401	364,508
Net realized investment (losses) gains	(72,492)	47,160	206,874
Other (loss) income	(17,479)	23,555	34,920

Total revenues	4,210,759	4,187,384	4,205,491

Expenses
Losses and loss expenses and life policy benefits	2,082,461	2,111,337	3,086,730
Acquisition costs	849,715	849,241	848,714
Other operating expenses	326,486	309,544	271,504
Interest expense	54,017	61,387	32,869
Net foreign exchange losses	15,552	23,204	3,543

Total expenses	3,328,231	3,354,713	4,243,360
Income (loss) before taxes and interest in (losses) earnings of equity investments	882,528	832,671	(37,869)
Income tax expense	81,748	95,305	22,924
Interest in (losses) earnings of equity investments	(82,968)	11,966	9,729

Net income (loss)	717,812	749,332	(51,064)
Preferred dividends	34,525	34,525	34,525

Net income (loss) available to common shareholders	$683,287	$714,807	$(85,589)

Comprehensive income (loss), net of tax
Net income (loss)	$717,812	$749,332	$(51,064)
Change in net unrealized gains or losses on investments, net of tax	37,834	(20,136)	(117,526)
Change in currency translation adjustment	129,043	56,120	(59,896)
Change in unfunded pension obligation, net of tax	4,003	(418)	—

Comprehensive income (loss)	$888,692	$784,898	$(228,486)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$12.18	$12.58	$(1.56)
Diluted net income (loss)	$11.87	$12.37	$(1.56)
Weighted average number of common shares outstanding	56,104,359	56,822,496	54,951,198
Weighted average number of common and common share equivalents outstanding	57,557,920	57,802,787	54,951,198
Dividends declared per common share	$1.72	$1.60	$1.52

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Common shares
Balance at beginning of year	$57,076	$56,730	$54,854
Issue of common shares	791	346	3,118
Repurchase of common shares	(487)	—	(1,242)

Balance at end of year	57,380	57,076	56,730

Preferred shares
Balance at beginning and end of year	20,800	20,800	20,800

Additional paid-in capital
Balance at beginning of year	1,413,977	1,373,992	1,288,292
Issue of common shares	60,918	40,092	161,021
Repurchase of common shares	(33,297)	—	(75,321)
Reclassification of deferred compensation under SFAS 123(R)	—	(107)	—

Balance at end of year	1,441,598	1,413,977	1,373,992

Deferred compensation
Balance at beginning of year	—	(107)	(199)
Amortization of deferred compensation	—	—	92
Reclassification of deferred compensation under SFAS 123(R)	—	107	—

Balance at end of year	—	—	(107)

Accumulated other comprehensive income
Balance at beginning of year	118,370	89,663	267,085
Change in net unrealized gains or losses on investments, net of tax	37,834	(20,136)	(117,526)
Change in currency translation adjustment	129,043	56,120	(59,896)
Unfunded pension obligation, net of tax
Change in unfunded pension obligation, net of tax	4,003	(418)	—
Transition adjustment to apply SFAS 158	—	(6,859)	—

Balance at end of year	289,250	118,370	89,663

Retained earnings
Balance at beginning of year	2,175,624	1,551,709	1,721,032
Net income (loss)	717,812	749,332	(51,064)
Impact of adopting FIN 48	(8,721)	—	—
Dividends on common shares	(96,406)	(90,892)	(83,734)
Dividends on preferred shares	(34,525)	(34,525)	(34,525)

Balance at end of year	2,753,784	2,175,624	1,551,709

Common shares held in treasury
Balance at beginning of year	—	—	—
Repurchase of common shares	(241,255)	—	—

Balance at end of year	(241,255)	—	—

Total shareholders’ equity	$4,321,557	$3,785,847	$3,092,787

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Cash flows from operating activities
Net income (loss)	$717,812	$749,332	$(51,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	1,800	22,311	42,220
Net realized investment losses (gains)	72,492	(47,160)	(206,874)
Changes in:
Net sales (purchases) of trading securities	127,748	(390,470)	(4,365)
Reinsurance balances, net	209,659	(12,328)	(117,519)
Reinsurance recoverable on paid and unpaid losses	15,500	49,126	(23,735)
Funds held by reinsured companies	(34,958)	50,049	38,389
Deferred acquisition costs	(55,642)	(73,207)	(58,140)
Net tax assets and liabilities	15,663	71,614	13,784
Unpaid losses and loss expenses including life policy benefits	16,620	(73,617)	1,380,315
Unearned premiums	(20,362)	22,280	16,689
Other changes in operating assets and liabilities	145,499	100,501	(7,170)
Other, net	15,551	23,343	9,423

Net cash provided by operating activities	1,227,382	491,774	1,031,953

Cash flows from investing activities
Sales of fixed maturities	4,100,792	3,897,715	4,832,037
Redemptions of fixed maturities	963,975	731,133	695,389
Purchases of fixed maturities	(6,362,080)	(5,620,788)	(5,921,427)
Sales of short-term investments	175,169	27,532	218,386
Redemptions of short-term investments	143,040	295,005	90,571
Purchases of short-term investments	(272,496)	(209,743)	(525,518)
Sales of equities	1,707,193	9,669,692	4,839,440
Purchases of equities	(1,653,316)	(9,236,119)	(5,054,471)
Other, net	4,332	8,689	(13,861)

Net cash used in investing activities	(1,193,391)	(436,884)	(839,454)

Cash flows from financing activities
Cash dividends paid to shareholders	(130,931)	(125,417)	(118,924)
Net (repurchase) issue of common shares and treasury shares	(237,132)	17,225	102,440
Contract fees on forward sale agreement	(10,414)	(9,594)	—
Net issue of capital efficient notes	—	244,096	—
Net redemption of trust preferred securities	—	(200,000)	—
Issue of long-term debt	—	—	400,000

Net cash (used in) provided by financing activities	(378,477)	(73,690)	383,516

Effect of foreign exchange rate changes on cash	10,593	6,210	(10,640)

(Decrease) increase in cash and cash equivalents	(333,893)	(12,590)	565,375
Cash and cash equivalents—beginning of year	988,788	1,001,378	436,003

Cash and cash equivalents—end of year	$654,895	$988,788	$1,001,378

Supplemental cash flow information:
Taxes paid	$65,457	$26,869	$21,139
Interest paid	$55,110	$51,759	$29,248

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), PartnerRe SA, Partner Reinsurance Company of the U.S. (PartnerRe U.S.) and Partner Reinsurance Europe Limited (formerly Partner Reinsurance Ireland Limited) (PartnerRe Europe). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, life/annuity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

On January 1, 2008, the Company completed a reorganization, at which time PartnerRe SA ceased its underwriting operations. As part of the reorganization, PartnerRe SA, its Canadian non-life branch and the Swiss branch of Partner Reinsurance transferred substantially all of their business, assets and liabilities to PartnerRe Europe. Following the reorganization, PartnerRe Europe is the principal reinsurance carrier for all of the Company’s business underwritten in France, Ireland and Switzerland and for the non-life business underwritten in Canada. Contemporaneously, the business, assets and liabilities of the Canadian life branch of PartnerRe SA were transferred to a new Canadian life branch of Partner Reinsurance.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

•	Valuation of goodwill; and

•	Valuation of other invested assets, including certain derivative financial instruments.

(a) Premiums

Gross premiums written and earned are based upon reports received from ceding companies, supplemented by the Company’s own estimates of premiums written and earned for which ceding company reports have not been received. Differences between such estimates and actual amounts are recorded in the period in which the estimates are changed or the actual amounts are determined. Net premiums written and earned are presented net of ceded premiums, which represent the cost of retrocessional protection purchased by the Company. Premiums are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which is generally one to two years. For U.S. and European wind and certain other risks, premiums are earned commensurate with the seasonality of the underlying exposure. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force. Premiums related to individual life and annuity business are recorded over the premium-paying period on the underlying policies. Premiums on annuity and universal life contracts for which there is no significant mortality or critical illness risk are accounted for in a manner consistent with accounting for interest-bearing financial instruments and are not reported as revenues, but rather as direct deposits to the contract. Amounts assessed against annuity and universal life policyholders are recognized as revenue in the period assessed.

(b) Losses and Loss Expenses and Life Policy Benefits

The liability for unpaid losses and loss expenses for Non-life operations includes amounts determined from loss reports on individual treaties (case reserves), additional case reserves when the Company’s loss estimate is higher than reported by the cedants (ACRs) and amounts for losses incurred but not yet reported to the Company (IBNR). Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry experience and Management’s judgment. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided. Any adjustments are reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

The liabilities for policy benefits for ordinary life and accident and health policies have been established based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Future policy benefit reserves for annuity and universal life contracts are carried at their accumulated values. Reserves for policy claims and benefits include both mortality and critical illness claims in the process of settlement, and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits for life and annuity contracts at December 31, 2007 and 2006 ranged from 1.0% to 4.9%.

(c) Deferred Acquisition Costs

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are primarily related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in determining the recoverability of deferred acquisition costs. Acquisition costs related

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

to individual life and annuity contracts are deferred and amortized over the premium-paying periods in proportion to anticipated premium income, allowing for lapses, terminations and anticipated investment income. Acquisition costs related to universal life and single premium annuity contracts for which there is no significant mortality or critical illness risk are deferred and amortized over the lives of the contracts as a percentage of the estimated gross profits expected to be realized on the contracts.

(d) Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. Under such contractual arrangements, the cedant retains the premiums that would have otherwise been paid to the Company and the Company earns interest on these funds. With the exception of those arrangements discussed below, the Company generally earns investment income on the funds held balances based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 1.0% to 6.0% at December 31, 2007 and from 1.0% to 6.8% at December 31, 2006.

In certain circumstances, the Company may receive an investment return based upon either the result of a pool of assets held by the cedant, generally used to collateralize the funds held balance, or the investment return earned by the cedant on its entire investment portfolio. This is most common in the Company’s life reinsurance business. In these arrangements, gross investment returns are typically reflected in net investment income with a corresponding increase or decrease (net of a spread) being recorded as life policy benefits in the Company’s Consolidated Statements of Operations. In these arrangements, the Company is exposed, to a limited extent, to the underlying credit risk of the pool of assets inasmuch as the underlying life policies may have guaranteed minimum returns. In such cases, an embedded derivative exists under Statement of Financial Accounting Standards (SFAS) No. 133 Derivatives Implementation Group (DIG) Issue No. B36 “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”. The fair value of these derivatives is recorded by the Company as an increase or decrease to the funds held balance, which is substantially offset by a comparable but opposite adjustment to deferred acquisition costs.

(e) Deposit Assets and Liabilities

In the normal course of its operations, the Company enters into certain contracts that do not meet the risk transfer provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. These contracts are accounted for using the deposit accounting method in accordance with Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk”. For those contracts, the Company originally records deposit liabilities for an amount equivalent to the consideration received. The consideration to be retained by the Company, irrespective of the experience of the contracts, is earned over the expected settlement period of the contracts, with any unearned portion recorded as a component of deposit liabilities. Actuarial studies are used to estimate the final liabilities under these contracts and the appropriate accretion rates to increase or decrease the liabilities over the term of the contracts. The change for the period is recorded in other income or loss in the Consolidated Statements of Operations.

Under some of these contracts, cedants retain the assets on a funds held basis. In those cases, the Company records those assets as deposit assets and records the related income in other income or loss in the Consolidated Statements of Operations.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(f) Investments

Fixed maturities, short-term investments and equities that are classified as available for sale are carried at fair value, based on quoted market prices, with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets. Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase. Investment purchases and sales are recorded on a trade-date basis.

Fixed maturities, short-term investments and equities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and are carried at fair value, based on quoted market prices, with the changes in fair value included in net realized investment gains and losses in the Consolidated Statements of Operations.

Other invested assets consist primarily of investments in non-publicly traded companies (including ChannelRe Holdings—see Note 20), private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares, and limited partnerships in which the Company has more than a minor interest, are accounted for using the equity method. Other investments are recorded based on valuation techniques depending on the nature of the individual assets. The valuation techniques used by the Company’s investment managers are generally commensurate with standard valuation techniques for each asset class.

The Company also uses equity short sales, which are sales of securities that are not owned by the Company at the time of the sale. The obligations arising from such transactions are carried at fair value, based on quoted market prices, in net receivable (payable) for securities sold (purchased) in the Consolidated Balance Sheets, with the changes in fair value included in net realized investment gains and losses in the Consolidated Statements of Operations.

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

The Company evaluates the fair value of its investments on a periodic basis to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) is other-than-temporary. FASB Staff Position FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” requires that the Company determine when an investment is considered to be impaired, whether that impairment is other-than-temporary, and measure the impairment loss. If the decline in fair value is judged to be other-than-temporary, the cost or amortized cost of the individual security is written down to fair value and a new cost basis is established, with the amount of the write-down included as a realized investment loss in the period in which the determination of other-than-temporary impairment is made. For fixed maturities, the difference between the new cost basis established and the maturity (or par) value of the investment is accreted to net investment income over the remaining period of time to contractual maturity. While the cost basis cannot be adjusted upward through net income if the value of the security subsequently increases, the cost basis may be written down again if further other-than-temporary impairments are determined. See Note 2(u) regarding the adoption of SFAS No. 157 and No. 159 as of January 1, 2008.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(i) Income Taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to accumulated other comprehensive income, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When Management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. The Company recognizes a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability must be recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).

(j) Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries and branches are generally their functional currencies, except for the Bermuda subsidiaries and the Company’s Swiss branch, whose functional currencies are the U.S. dollar. In translating the financial statements of those subsidiaries or branches whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income.

In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the weighted average rates of exchange for the period. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet dates. The resulting foreign exchange gains or losses are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The Company records realized and unrealized foreign exchange gains and losses on hedged items in net realized investment gains and losses in the Consolidated Statements of Operations (see Note 2(k)).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(l) Investment Related Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, foreign currency options, foreign exchange forward contracts related to designated and non-designated hedges, and

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

written covered call options for the purpose of replicating investment positions, managing market exposure and duration risks, or enhancing investment performance. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets and changes in fair value are included in net realized investment gains and losses in the Consolidated Statements of Operations, except for the changes in fair values of non-designated foreign exchange forward contracts that are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The fair values of those derivatives are based on quoted market prices, or internal valuation models where quoted market prices are not available. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

(m) Weather Derivatives

The Company has entered into weather related transactions that are structured as insurance, reinsurance or derivatives. When those transactions are determined to be derivatives, they are recorded at fair value with the changes in fair value reported in other income or loss in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives.

(n) Total Return and Interest Rate Swaps

The Company has entered into total return and interest rate swaps. Income related to these swaps and any fair value adjustments on the swaps are included in other income or loss in the Consolidated Statements of Operations. The Company records these swaps at fair value, based on quoted market prices. Where such valuations are not available, the Company uses internal valuation models to estimate fair value.

(o) Treasury Shares

Common shares repurchased by the Company and not cancelled are classified as treasury shares, and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets.

(p) Net Income per Common Share

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

(q) Share-Based Compensation

The Company currently uses five types of share-based compensation: stock options, restricted shares (RS), restricted share units (RSU), stock appreciation rights (SAR) and shares issued under the Company’s employee stock purchase plans. The Company adopted the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148) in 2003 and elected to use the prospective transition method as described in SFAS 123, which resulted in the expensing of options granted subsequent to January 1, 2003.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method. Under SFAS 123(R), the fair value of

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

the compensation cost is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. SFAS 123(R) requires that forfeiture benefits be estimated at the time of grant and incorporated in the determination of share-based compensation costs. For awards issued prior to the adoption of SFAS 123(R), forfeiture benefits are recognized when employees leave the Company. SFAS 123(R) requires that subsequent to the date of adoption, awards granted to employees who are eligible for retirement and do not have to provide additional services, be expensed at the date of grant.

(r) Pensions

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires an entity to, among other things: (a) recognize an asset or a liability in the Consolidated Balance Sheets for the funded status of defined benefit plans that are overfunded or underfunded, respectively, measured as the difference between the fair value of plan assets and the pension obligation; (b) recognize changes in the funded status of defined benefit plans in the year in which the changes occur as a component of accumulated other comprehensive income, net of tax; and (c) measure defined benefit plan assets and obligations as of the date of the employer’s balance sheet date.

(s) Variable Interest Entities

FIN 46(R) requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company has determined that PartnerRe Finance II, which issued the capital efficient notes (CENts), PartnerRe Capital Trust I (the Trust), which issued the Company’s trust preferred securities and PartnerRe Finance I, which owns the Trust, do not meet the consolidation requirements of FIN 46(R). As a result, the Company has not consolidated the Trust and PartnerRe Finance I or II and has reflected the debt related to the capital efficient notes issued by the Company to PartnerRe Finance II as liabilities in the Consolidated Balance Sheets (see Note 12). The interest on the debt related to the trust preferred securities and CENts is reported as interest expense in the Consolidated Statements of Operations.

(t) Segment Reporting

The Company monitors the performance of its underwriting operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, and Catastrophe.

Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. These segments and sub-segments were determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

As a result of recent organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. Segment data for the years ended December 31, 2006 and 2005 has been recast to conform to the current year presentation. See Note 18.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(u) Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards and requires disclosure of the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for such fair value measurements and the effects of the measurements on the financial statements.

SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as of January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated shareholders’ equity or net income.

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

SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 as of January 1, 2008. The Company will elect the fair value option for the following financial assets:

•	Fixed maturities;

•	Short-term investments;

•	Equities; and

•	Other invested assets (excluding investments accounted for by the equity method or investment company accounting).

On adoption of SFAS 159, the Company expects to record a cumulative effect adjustment of approximately $97.2 million, net of taxes, which will decrease accumulated other comprehensive income and increase opening retained earnings as of January 1, 2008. The Company expects the adoption of SFAS 159 to add more volatility to net realized investment gains and losses in its Consolidated Statement of Operations, but the adoption will have no impact on its shareholders’ equity in its Consolidated Balance Sheet nor its comprehensive income.

SFAS 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

SFAS 160 will be effective for fiscal years beginning after December 15, 2008, and the Company will adopt SFAS 160 as of January 1, 2009. SFAS 160 may not be applied retroactively and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated shareholders’ equity and net income.

3. Investments

(a) Fixed Maturities, Equities and Short-Term Investments Available for Sale

The cost, fair value, gross unrealized gains and gross unrealized losses on investments classified as available for sale at December 31, 2007 and 2006 were as follows (in thousands of U.S. dollars):

2007	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government	$1,203,740	$35,733	$(53)	$1,239,420
other foreign governments	2,784,360	43,742	(7,430)	2,820,672
corporate	3,124,263	40,257	(31,631)	3,132,889
mortgage/asset-backed securities	2,289,599	30,155	(13,944)	2,305,810

Total fixed maturities	9,401,962	149,887	(53,058)	9,498,791
Short-term investments	97,153	200	(46)	97,307
Equities	838,777	60,274	(27,289)	871,762

Total	$10,337,892	$210,361	$(80,393)	$10,467,860

2006	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government	$1,518,405	$3,896	$(11,905)	$1,510,396
states or political subdivisions of states of the U.S.	1,334	—	(45)	1,289
other foreign governments	1,553,830	18,380	(15,703)	1,556,507
corporate	2,859,268	32,349	(25,863)	2,865,754
mortgage/asset-backed securities	1,919,961	7,536	(25,763)	1,901,734

Total fixed maturities	7,852,798	62,161	(79,279)	7,835,680
Short-term investments	133,872	—	(121)	133,751
Equities	920,913	103,178	(8,947)	1,015,144

Total	$8,907,583	$165,339	$(88,347)	$8,984,575

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equities, net of other-than-temporary impairments.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the continuous periods during which the Company has held investment positions classified as available for sale that were carried at an unrealized loss at December 31, 2007 and 2006 (in millions of U.S. dollars):

2007	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. government	$46.3	$—	$9.9	$—	$56.2	$—
other foreign governments	1,023.9	(6.2)	108.5	(1.2)	1,132.4	(7.4)
corporate	769.6	(19.8)	573.8	(11.9)	1,343.4	(31.7)
mortgage/asset-backed securities	270.6	(4.6)	610.7	(9.4)	881.3	(14.0)

Total fixed maturities	2,110.4	(30.6)	1,302.9	(22.5)	3,413.3	(53.1)
Short-term investments	40.1	—	—	—	40.1	—
Equities	268.6	(27.3)	—	—	268.6	(27.3)

Total	$2,419.1	$(57.9)	$1,302.9	$(22.5)	$3,722.0	$(80.4)

2006	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. government	$704.5	$(5.2)	$297.9	$(6.7)	$1,002.4	$(11.9)
states or political subdivisions of states of the U.S.	—	—	1.3	—	1.3	—
other foreign governments	1,042.9	(10.4)	173.2	(5.3)	1,216.1	(15.7)
corporate	1,051.3	(11.6)	756.7	(14.3)	1,808.0	(25.9)
mortgage/asset-backed securities	465.5	(2.6)	831.5	(23.2)	1,297.0	(25.8)

Total fixed maturities	3,264.2	(29.8)	2,060.6	(49.5)	5,324.8	(79.3)
Short-term investments	129.5	(0.1)	—	—	129.5	(0.1)
Equities	232.7	(7.3)	50.0	(1.6)	282.7	(8.9)

Total	$3,626.4	$(37.2)	$2,110.6	$(51.1)	$5,737.0	$(88.3)

As of December 31, 2007, the Company held approximately 500 investment positions that carried total gross unrealized losses of $80.4 million, including $22.5 million on securities that carried unrealized losses for more than 12 continuous months.

The Company’s investment security with the largest unrealized loss position at December 31, 2007, for which an other-than-temporary impairment charge has not been taken, was an equity security with an unrealized loss of $4.8 million, representing 22% of the cost of the security. At December 31, 2007, this equity security carried the unrealized loss position for approximately two months, which was primarily due to the turmoil in the equity market in the second half of 2007. The Company’s investment security with the largest unrealized loss position at December 31, 2006, for which an other-than-temporary impairment charge has not been taken, was a fixed maturity security rated AAA with an unrealized loss of $5.4 million, representing 6.4% of the amortized cost of the security.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The majority of the total unrealized losses related to fixed maturity securities for which an other-than-temporary impairment charge has not been taken, are due to wider credit spreads. Typically, as interest rates rise, market values of fixed maturity portfolios fall, and vice versa. At December 31, 2007, 99% of the fixed maturity securities with an unrealized loss position were rated investment grade or higher.

The Company’s investments in equity securities consist primarily of investments in common stocks of companies in various industries and investments in equity mutual funds. The Company evaluated the equity issuers in relation to the severity and duration of the impairment. The majority of unrealized losses on equity securities were in the consumer cyclical, real estate and finance sectors.

As of December 31, 2007 and 2006, the Company had no significant unrealized losses caused by other factors or circumstances, including an issuer’s specific corporate risk or due to industry or geographic risk, for which an other-than-temporary impairment charge has not been taken.

(b) Maturity Distribution of Available for Sale Securities

The distribution of available for sale fixed maturities and short-term investments at December 31, 2007, by contractual maturity, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$633,510	$633,467
More than one year through five years	3,421,907	3,451,432
More than five years through ten years	2,770,238	2,799,724
More than ten years	383,861	405,665

Subtotal	7,209,516	7,290,288
Mortgage/asset-backed securities	2,289,599	2,305,810

Total	$9,499,115	$9,596,098

(c) Change in Net Unrealized Gains (Losses) on Investments

The analysis of the change in net unrealized gains (losses) on investments, net of applicable taxes, reflected in accumulated other comprehensive income for the years ended December 31, 2007, 2006 and 2005, is as follows (in thousands of U.S. dollars):

	2007	2006	2005
Fixed maturities	$113,947	$(21,697)	$(107,318)
Short-term investments	275	388	(512)
Equities	(61,246)	6,049	(35,589)
Other investments	2,198	(3,086)	(897)

	55,174	(18,346)	(144,316)
(Increase) decrease in tax liability	(17,340)	(1,790)	26,790

Net change reflected in accumulated other comprehensive income	$37,834	$(20,136)	$(117,526)

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(d) Net Realized (Losses) Gains on Investments

Proceeds from the sale of investments classified as available for sale for the years ended December 31, 2007, 2006 and 2005 were $5,989.3 million, $13,550.3 million and $9,968.0 million, respectively. Realized investment (losses) gains on securities classified as available for sale for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	2007	2006	2005
Gross realized gains	$188,066	$268,265	$294,038
Gross realized losses excluding other-than-temporary impairments	(122,871)	(205,216)	(100,842)
Other-than-temporary impairments	(124,997)	(26,561)	(8,120)

Total net realized investment (losses) gains on available for sale securities	$(59,802)	$36,488	$185,076

The components of the net realized investment (losses) gains on available for sale securities for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	2007	2006	2005
Fixed maturities	$(73,792)	$(52,794)	$25,317
Equities	14,210	89,310	159,821
Short-term investments	(220)	(28)	(62)

Total net realized investment (losses) gains on available for sale securities	$(59,802)	$36,488	$185,076

The following table is a reconciliation of the net realized investment (losses) gains on available for sale securities to the net realized investment (losses) gains in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 (in thousands of U.S. dollars):

	2007	2006	2005
Net realized investment (losses) gains on available for sale fixed maturities and short term investments, excluding other-than-temporary impairments	$(16,842)	$(28,100)	$29,182
Net realized investment gains on available for sale equities, excluding other-than-temporary impairments	82,037	91,149	164,014
Other-than-temporary impairments	(124,997)	(26,561)	(8,120)
Net realized investment gains on trading securities	18,667	21,685	14,436
Change in net unrealized investment (losses) gains on trading securities	(31,308)	11,359	1,994
Net realized and unrealized investment losses on equity securities sold but not yet purchased	(9,398)	(10,484)	(10,312)
Net realized and unrealized investment gains on designated hedging activities	7,482	10,645	275
Net realized and unrealized gains (losses) on other invested assets	10,408	(1,242)	3,465
Other realized and unrealized investment (losses) gains	(8,541)	(21,291)	11,940

Total net realized investment (losses) gains	$(72,492)	$47,160	$206,874

For the years ended December 31, 2007, 2006 and 2005, the Company recorded a net gain of $0.5 million, a net gain of $0.6 million and a net loss of $2.8 million, respectively, in net realized investment gains and losses in the Consolidated Statements of Operations, representing the ineffectiveness of its designated fair value hedging activities.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(e) Net Investment Income

The components of net investment income for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	2007	2006	2005
Fixed maturities	$421,672	$333,888	$287,994
Short-term investments, trading securities, cash and cash equivalents	55,618	61,453	25,465
Equities	36,383	33,163	27,400
Funds held and other	32,339	40,446	40,987
Investment expenses	(22,753)	(19,549)	(17,338)

Net investment income	$523,259	$449,401	$364,508

(f) Trading Securities

At December 31, 2007 and 2006, net unrealized investment gains on fixed maturity trading securities were $1.4 million and $4.9 million, respectively. At December 31, 2007 and 2006, equity trading securities had a net unrealized investment loss of $9.7 million and a net unrealized investment gain of $16.6 million, respectively.

(g) Pledged Assets

At December 31, 2007 and 2006, approximately $27.5 million and $46.8 million, respectively, of cash and cash equivalents and approximately $1,410.6 million and $1,206.1 million, respectively, of available for sale securities were deposited, pledged or held in escrow accounts to support long-term debt, or in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(h) Net Receivable (Payable) for Securities Sold (Purchased)

Included in net receivable (payable) for securities sold (purchased) at December 31, 2007 and 2006 were gross payable and receivable balances for unsettled trades and equity securities sold but not yet purchased, which represent sales of securities not owned at the time of the sale. The components of net receivable (payable) for securities sold (purchased) at December 31, 2007 and 2006 were as follows (in thousands of U.S. dollars):

	2007	2006
Receivable for securities sold	$84,313	$116,061
Payable for securities purchased	(34,248)	(136,145)
Equity securities sold but not yet purchased	—	(70,247)

Net receivable (payable) for securities sold (purchased)	$50,065	$(90,331)

(i) Other invested assets

Other invested assets consist primarily of investments in non-publicly traded companies (including ChannelRe Holdings), private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. For additional information on the Company’s investment in ChannelRe Holdings, see Note 20.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Included in other invested assets are private placement bond investments with maturities of more than one year through ten years, with a cost, which approximates fair value, of $20 million and $15 million at December 31, 2007 and 2006, respectively.

4. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses are categorized into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The following table shows unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2007 and 2006 (in thousands of U.S. dollars):

	2007	2006
Case reserves	$3,062,414	$2,946,228
ACRs	306,487	294,554
IBNR reserves	3,862,535	3,630,003

Total unpaid losses and loss expenses	$7,231,436	$6,870,785

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2007, 2006 and 2005 (in thousands of U.S. dollars):

	2007	2006	2005
Gross liability at beginning of year	$6,870,785	$6,737,661	$5,766,629
Reinsurance recoverable at beginning of year	138,585	185,280	153,018

Net liability at beginning of year	6,732,200	6,552,381	5,613,611
Net incurred losses related to:
Current year	2,041,752	1,999,730	2,998,271
Prior years	(414,043)	(251,748)	(231,510)

	1,627,709	1,747,982	2,766,761
Net paid losses related to:
Current year	146,403	141,559	234,031
Prior years	1,473,964	1,718,996	1,250,534

	1,620,367	1,860,555	1,484,565
Effects of foreign exchange rate changes	359,415	292,392	(343,426)

Net liability at end of year	7,098,957	6,732,200	6,552,381
Reinsurance recoverable at end of year	132,479	138,585	185,280

Gross liability at end of year	$7,231,436	$6,870,785	$6,737,661

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the net prior year (favorable) adverse development of loss reserves for the Company’s Non-life operations for the years ended December 31, 2007, 2006 and 2005 (in millions of U.S. dollars):

	2007	2006	2005
Prior year net (favorable) adverse loss development:
Non-life segment
U.S.	$(72)	$(2)	$47
Global (Non-U.S.) P&C	(97)	(66)	(67)
Global (Non-U.S.) Specialty	(203)	(208)	(202)
Catastrophe	(42)	24	(9)

Total net Non-life prior year loss development	$(414)	$(252)	$(231)

Within the Company’s U.S. sub-segment, the Company reported net favorable loss development for prior years in 2007 and 2006, and net adverse loss development in 2005. The net favorable loss development in 2007 included net favorable loss development for prior accident years in all lines of business, with the exception of multiline, which included net adverse loss development of $5 million. The net favorable loss development in 2006 included net favorable loss development for prior accident years in the agriculture, casualty and multiline lines of $27 million, partially offset by net adverse development in the property, motor, surety and structured risk lines of $25 million (including a net adverse development of $13 million related to the 2005 Hurricanes Katrina, Rita and Wilma). The net adverse loss development in 2005 was primarily due to a revaluation of the loss development assumptions used by the Company to estimate future liabilities in a number of recent underwriting years on a limited number of treaties, predominantly in the specialty casualty line. Other than for losses related to the 2005 hurricanes, losses reported by cedants during each of these years included no significant losses or reductions but a series of attritional losses or reductions. Attritional losses are losses that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2007, 2006 and 2005. Losses reported by cedants in 2007 regarding prior accident years were lower than expected in all lines of business, which led the Company to decrease its expected ultimate loss ratios and loss estimates. The Company observed an improvement in loss experience in the property and casualty lines, and deterioration in the motor line, in 2006 and 2005. Losses reported by cedants during each of these years regarding prior accident years included no significant losses or reductions but a series of attritional losses or reductions.

For the Global (Non-U.S.) Specialty sub-segment, losses reported by cedants during 2007, 2006 and 2005 for prior accident years were lower than the Company expected in most lines of business. This led the Company to decrease its expected ultimate loss ratios and loss estimates for prior year losses in each of these years. Losses reported by cedants during each of these years regarding prior accident years included no significant losses or reductions but a series of attritional losses or reductions.

For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2007 and 2005, and net adverse loss development in 2006. During 2007 and 2005, the net favorable loss development was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years were lower than the Company expected and, except for the 2005 hurricanes, included no individually significant losses or reductions but a series of attritional losses or reductions. During 2006, the net adverse loss development on prior accident years of $24 million included net adverse loss development of $36 million related

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

to the large 2005 catastrophic losses, including $20 million of additional IBNR reserves established by the Company as a result of uncertainty regarding litigation developments and evolving out of court settlement trends that may affect some of the Company’s cedants in the future. Other than for losses related to the 2005 hurricanes, loss information provided by cedants during 2006 for prior accident years included no significant losses or reductions but a series of attritional losses or reductions.

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2007, 2006 and 2005 (in thousands of U.S. dollars):

	2007	2006	2005
Net incurred losses related to:
Non-life	$1,627,709	$1,747,982	$2,766,761
Life	454,752	363,355	319,969

Losses and loss expenses and life policy benefits	$2,082,461	$2,111,337	$3,086,730

Asbestos and Environmental Claims

The Company’s net reserve for unpaid losses and loss expenses at December 31, 2007 and 2006 included $87.7 million and $95.2 million, respectively, that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2007 and 2006 was $97.8 million and $104.9 million, respectively, of which $89.1 million and $98.3 million, respectively, relate to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates.

(b) Policy Benefits for Life and Annuity Contracts

The Life segment reported net adverse development for prior accident years during the year ended December 31, 2007 of $2 million, compared to net favorable development for prior accident years of $12 million for the year ended December 31, 2006. There was no loss reserve development for prior accident years for the year ended December 31, 2005.

The net adverse development and the net favorable development reported in 2007 and 2006 was primarily related to the receipt of additional reported loss information from cedants and changes in assumptions related to certain proportional guaranteed minimum death benefit treaties.

5. Ceded Reinsurance

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $9.4 million and $10.9 million at December 31, 2007 and 2006, respectively.

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2007
Assumed	$3,810,164	$3,830,396	$2,088,065
Ceded	53,055	52,925	5,604

Net	$3,757,109	$3,777,471	$2,082,461

2006
Assumed	$3,733,920	$3,710,529	$2,120,716
Ceded	44,372	43,261	9,379

Net	$3,689,548	$3,667,268	$2,111,337

2005
Assumed	$3,665,238	$3,648,965	$3,155,729
Ceded	49,360	49,776	68,999

Net	$3,615,878	$3,599,189	$3,086,730

6. Long-Term Debt

In connection with the acquisition of the reinsurance operations of Winterthur Re in 1998, the Company’s subsidiary, PartnerRe U.S. Corporation (PartnerRe U.S. Holdings) obtained a $220.0 million, 5.81% fixed rate bank loan. The loan, which is fully collateralized, is repayable in December 2008, with interest payments due semiannually. PartnerRe U.S. Holdings incurred interest expense and paid interest of $13.0 million in each of the years ended December 31, 2007, 2006 and 2005 in relation to this loan.

In October 2005, the Company entered into a loan agreement with Citibank, N.A. under which the Company borrowed $400.0 million. The loan, which matures in April 2009, bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company is not permitted to prepay the loan prior to its maturity, and the loan is not callable or puttable by the lender other than upon an event of default. Citibank, N.A. has pledged its rights under the loan agreement, including the proceeds of any repayment or syndication of the loan, to the Company to secure its obligations to the Company under a forward sale agreement (see Note 14), subject to Citibank, N.A.’s right to substitute cash collateral. The Company incurred interest expense of $23.5 million, $22.7 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and paid interest of $23.7 million, $21.8 million and $nil for the years ended December 31, 2007, 2006 and 2005, respectively, in relation to this loan.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries and branches are subject to tax are France, Switzerland and the United States.

While not currently under examination in any of the major taxing jurisdictions in which it operates, income tax returns are open for examination for the tax years 2004-2007 in France, Switzerland and the United States. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years.

The Company establishes tax liabilities relating to uncertain tax positions as defined in FIN 48. The effect of the adoption of FIN 48 on the Company’s Consolidated Statement of Shareholders’ Equity was a reduction in opening retained earnings on January 1, 2007 of $8.7 million.

The total amount of unrecognized tax benefits at January 1, 2007 (date of adoption) and December 31, 2007, was as follows (in thousands of U.S. dollars):

	January 1, 2007 (date of adoption)	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2007
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$28,915	$(12,723)	$1,444	$3,980	$2,997	$24,613
Interest and penalties recognized on the above	387	(197)	—	—	—	190

Total	$29,302	$(12,920)	$1,444	$3,980	$2,997	$24,803
Unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis	$2,221	$(2,221)	$—	$—	$—	$—
Interest and penalties recognized on the above	—	—	—	—	—	—

Total	$2,221	$(2,221)	$—	$—	$—	$—

Total unrecognized tax benefits, including interests and penalties	$31,523	$(15,141)	$1,444	$3,980	$2,997	$24,803

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The total unrecognized tax benefits of $24.8 million at December 31, 2007 were recorded in net current tax liabilities ($1.4 million), net deferred tax liabilities ($16.1 million) and net FIN 48 unrecognized tax benefit ($7.3 million). The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.

The total amount of unrecognized tax benefits for which it is reasonably possible that it will change within twelve months is $1.4 million, of which, $1.1 million relates to the expected expiration of the statute of limitations and $0.3 million relates to the amount the Company expects to pay.

Income tax expense for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands of U.S. dollars):

	2007	2006	2005
Current income tax expense (benefit)
U.S.	$42,090	$25,992	$17,349
Non U.S.	(10,980)	37,667	(8,101)

Total current income tax expense	$31,110	$63,659	$9,248

Deferred income tax expense (benefit)
U.S.	$(23,270)	$(4,510)	$(16,677)
Non U.S.	79,660	36,156	30,353

Total deferred income tax expense	$56,390	$31,646	$13,676

FIN 48 unrecognized tax benefit
U.S.	$—	$—	$—
Non U.S.	(5,752)	—	—

Total FIN 48 unrecognized tax benefit	$(5,752)	$—	$—

Total income tax expense
U.S.	$18,820	$21,482	$672
Non U.S.	62,928	73,823	22,252

Total income tax expense	$81,748	$95,305	$22,924

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2007, 2006 and 2005 to the amount computed by applying the effective rate of 0% under Bermuda law to income or loss before income taxes (in thousands of U.S. dollars):

	2007	2006	2005
Net income (loss)	$717,812	$749,332	$(51,064)
Income tax expense	81,748	95,305	22,924

Income (loss) before taxes	$799,560	$844,637	$(28,140)

Reconciliation of effective tax rate (% of income (loss) before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	12.0	11.3	(275.5)
Impact of foreign exchange gains/losses	(1.0)	0.4	44.7
Prior year refund/adjustments	0.3	0.4	23.5
FIN 48 unrecognized tax benefit	(0.9)	—	—
Valuation allowance	—	—	48.7
Other	(0.2)	(0.8)	77.1

Actual tax rate	10.2%	11.3%	(81.5)%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows (in thousands of U.S. dollars):

	2007	2006
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$66,263	$69,589
Tax loss carryforwards	49,295	62,878
Unearned premiums	21,584	20,440
Other deferred tax assets	15,404	11,885

	152,546	164,792
FIN 48 liability decreasing deferred tax assets	(16,124)	—

Deferred tax assets	136,422	164,792

Deferred tax liabilities
Unrealized appreciation and timing differences on investments	4,527	16,550
Deferred acquisition costs	105,248	25,596
Goodwill	18,946	15,788
Tax equalization reserves	28,431	20,937
Other deferred tax liabilities	6,243	9,257

Deferred tax liabilities	163,395	88,128

Net deferred tax (liabilities) assets	$(26,973)	$76,664

The components of net tax assets and liabilities at December 31, 2007 and 2006 were as follows (in thousands of U.S. dollars):

	2007	2006
Net current tax liabilities	$(3,514)	$(58,838)
Net deferred tax (liabilities) assets	(26,973)	76,664
Net FIN 48 unrecognized tax benefit	(7,256)	—

Net tax (liabilities) assets	$(37,743)	$17,826

As of December 31, 2007, the Company had net deferred tax assets of $49.3 million relating to operating loss carryforwards primarily in France. French tax law allows tax losses to be carried forward for an unlimited period.

Realization of the deferred tax asset is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax asset will be realized.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the changes in accumulated other comprehensive income and the related tax benefit for the years ended December 31, 2007, 2006 and 2005 (in thousands of U.S. dollars):

	Before Tax	Tax Effect	Net of Tax
2007
Foreign currency translation adjustment	$129,043	$—	$129,043
Unrealized gains (losses) on investments:
Unrealized losses on investments arising during the period	(4,628)	(1,136)	(5,764)
Less reclassification adjustment for available for sale securities	59,802	(16,204)	43,598

	55,174	(17,340)	37,834
Add unfunded pension obligation	5,104	(1,101)	4,003

Change in accumulated other comprehensive income	$189,321	$(18,441)	$170,880

2006
Foreign currency translation adjustment	$56,120	$—	$56,120
Unrealized (losses) gains on investments:
Unrealized gains (losses) on investments arising during the period	18,142	(2,491)	15,651
Less reclassification adjustment for available for sale securities	(36,488)	701	(35,787)

	(18,346)	(1,790)	(20,136)
Less unfunded pension obligation	(9,399)	2,122	(7,277)

Change in accumulated other comprehensive income	$28,375	$332	$28,707

2005
Foreign currency translation adjustment	$(59,896)	$—	$(59,896)
Unrealized (losses) gains on investments:
Unrealized gains (losses) on investments arising during the period	40,760	(23,034)	17,726
Less reclassification adjustment for available for sale securities	(185,076)	49,824	(135,252)

	(144,316)	26,790	(117,526)

Change in accumulated other comprehensive income	$(204,212)	$26,790	$(177,422)

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts (assumed and ceded) with Atradius N.V. The activity included in the Consolidated Statement of Operations related to Atradius N.V. for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands of U.S. dollars):

	2007	2006	2005
Net premiums written	$56,520	$48,470	$43,758
Net premiums earned	55,675	44,768	45,249
Losses and loss expenses and life policy benefits	27,127	19,204	31,083
Acquisition costs	27,503	17,002	15,347

Included in the Consolidated Balance Sheets at December 31, 2007 and 2006 were the following balances related to Atradius N.V. (in thousands of U.S. dollars):

	2007	2006
Reinsurance balances receivable	$17,805	$19,656
Unpaid losses and loss expenses	62,059	56,617
Unearned premiums	31,676	27,421
Other net assets	13,590	1,991

Other Agreements

In the normal course of its operations, the Company subleases office space to Novelis, and leased office space from Atis Real, on market terms. Pursuant to the agreements, rent (income) expense for the years ended December 31, 2007, 2006 and 2005, aggregated $(0.1) million, $(0.7) million, $4.9 million (through June 2005), respectively.

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered into as part of the investment portfolio were completed on market terms.

In the normal course of its operations, the Company has entered into certain agreements with Barclays Bank PLC and its subsidiaries (Barclays) on market terms. Barclays provided the Company with brokerage and cash management services, and as part of its overall currency risk management, the Company utilized the services of Barclays when entering into certain foreign exchange contracts. The Company also entered into weather related transactions with Barclays in 2005. Barclays is also a lending financial institution on the Company’s unsecured credit facility (see Note 17).

9. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains defined-contribution plans, an active defined benefit plan and a frozen non-contributory defined benefit plan.

Defined Contribution Plans

Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice. Vesting provisions meet legal compliance standards and market trends; the

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

accumulated benefits for the majority of these plans vest immediately or over a four-year period. As required by law, certain retirement plans also provide for death and disability benefits and lump sum indemnities to employees upon retirement.

The Company incurred expenses for these defined contribution arrangements of $10.3 million, $10.0 million and $12.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Active Defined Benefit Plan

Since 1999, the Company has maintained an active pension plan for its Zurich office employees (the Zurich Plan), which was classified and accounted for as a defined contribution plan. Amendments to the Zurich Plan during 2006, in conjunction with changes to Swiss pension law (BVG) led the Company to conclude that the features of the plan made it a hybrid plan (which is accounted for as a defined benefit plan) for the year ended December 31, 2006 and onwards.

At December 31, 2007 and 2006, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2007	2006
Funded status
Unfunded pension obligation at beginning of year / on conversion to defined benefit plan	$7,661	$1,926

Change in pension obligation
Service cost	3,543	3,197
Interest cost	1,964	1,882
Plan participants’ contributions	4,860	1,032
Actuarial (gain) loss	(4,381)	2,119
Benefits paid	(5,329)	(7,527)
Foreign currency adjustments	5,603	4,735

Change in pension obligation	6,260	5,438

Change in fair value of plan assets
Actual return on plan assets	2,046	1,487
Foreign currency adjustments	5,364	4,462
Employer contributions	4,609	249
Plan participants’ contributions	4,860	1,032
Benefits paid	(5,329)	(7,527)

Change in fair value of plan assets	11,550	(297)

Funded status
Unfunded pension obligation at end of year	$2,371	$7,661

At December 31, 2007 and 2006, the funded status at the end of the year was included in accounts payable, accrued expenses and other in the Consolidated Balance Sheets. Employer contributions for the year ended December 31, 2007 were $4.6 million. For the year ended December 31, 2006, contributions of $3.9 million were paid by the Company prior to the conversion of the Zurich Plan to a defined benefit plan and $0.2 million were paid after the conversion.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The components of net periodic benefit cost for the years ended December 31, 2007 and 2006 consisted of (in thousands of U.S. dollars):

	2007	2006
Service cost	$3,543	$3,197
Interest cost	1,964	1,882
Expected return on plan assets	(1,876)	(1,973)
Transition obligation amortization	1,099	—

Net periodic benefit cost	$4,730	$3,106

Total unfunded pension obligation recognized in accumulated other comprehensive income at December 31, 2007 and 2006 was $2.9 million (net of $0.8 million of taxes) and $7.0 million (net of $2.0 million of taxes), respectively.

The incremental effect of applying FAS 158 in 2006 was to decrease total assets by $5.7 million, increase total liabilities by $1.2 million and decrease total shareholders’ equity (accumulated other comprehensive income) by $6.9 million. Of the $6.9 million transition adjustment recorded under FAS 158 in 2006, $6.0 million remains in accumulated other comprehensive income at December 31, 2007. Of this transition adjustment, $0.6 million (pre-tax) is expected to be recognized in net periodic benefit cost in 2008.

At December 31, 2007 and 2006, the projected pension obligation was $72.4 million and $66.1 million, respectively, the accumulated pension obligation was $70.0 million and $63.7 million, respectively, and the fair value of plan assets was $70.0 million and $58.5 million, respectively. At December 31, 2007 and 2006, the Zurich Plan’s asset allocation was as follows:

	2007	2006
Debt securities	65%	67%
Real estate	13	13
Equity securities	12	12
Other	10	8

Total	100%	100%

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

The assumptions used to determine the pension obligation and net periodic benefit cost for the years ended December 31, 2007 and 2006 were as follows:

	2007 Pension obligation	2007 Net periodic benefit cost	2006 Pension obligation	2006 Net periodic benefit cost
Discount rate	3.5%	3.0%	3.0%	3.0%
Expected return on plan assets	—	3.25%	—	3.25%
Rate of compensation increase	3.5%	3.5%	3.5%	3.5%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2007, estimated employer contributions to be paid in 2008 were $5.0 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Period	Amount
2008	$2,907
2009	3,161
2010	3,602
2011	3,961
2012	4,817
2013 to 2017	22,562

The Company does not believe that any plan assets will be returned to the Company during 2008.

Frozen Defined Benefit Plan

Prior to June 1999, the Company had defined benefit plans in place covering substantially all of its employees. All active employees previously enrolled in defined benefit plans have been transferred to defined contribution plans or the Zurich Plan. Benefit accruals under the former defined benefit plans were either frozen, except for certain disabled participants, or rolled into defined contribution plans or the Zurich Plan. At December 31, 2007, the frozen defined benefit plan had plan assets of $7.5 million with a pension obligation of $6.4 million, resulting in the defined benefit plan being overfunded by $1.1 million. At December 31, 2006, the frozen defined benefit plan had plan assets of $7.6 million with a pension obligation of $6.4 million, resulting in the defined benefit plan being overfunded by $1.2 million. In addition to the amounts recognized with respect to the Zurich Plan, the Company has also recognized $0.4 million in accumulated other comprehensive income as a result of initially applying FAS 158 to the frozen defined benefit plans in 2006.

10. Stock and Stock Option Plans

Employee Equity Plan

In May 2005, the shareholders approved the PartnerRe Ltd. 2005 Employee Equity Plan (the EEP) and replaced the existing employee plan, the Employee Incentive Plan (the EIP). The EEP permits the grant of stock options, restricted shares (RS), restricted share units (RSU), share appreciation rights (SAR) or other share-based awards to employees of the Company. The EEP is administered by the Compensation Committee of the Board (the Committee).

Currently, the plan permits the grant of up to 2.3 million shares, of which a total of 750,000 shares can be issued as either RS or RSU. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. If an outstanding award under the Company’s predecessor equity plans is cancelled or forfeited without the delivery of the number of shares underlying such award, such undelivered shares will also be available for issuance under the EEP in addition to all other shares authorized for issuance. The number of shares that may be added back to the plan from net share settlement of SAR and options is capped at 400,000 shares over the life of the plan. Under the EEP, the exercise price of the award will not be less than the fair market value of the award at the time of grant. The fair market value is defined in the EEP as the average of the highest and lowest sale prices reported on the date prior to the date of grant. Awards issued under the EEP generally vest over 3 years of continuous service, either ratably or with a cliff-vest provision, are expensed ratably over the vesting period and have a ten-year contractual term. Shares available for grant under the EIP at the time of replacement were transferred and became available for grant under the EEP, including an additional 1.0 million common shares approved by shareholders for issuance under the EEP.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Non-Employee Directors’ Stock Plan

The Non-Employee Directors’ Stock Plan (Directors’ Stock Plan), which is shareholder-approved, permits the grant of up to 0.5 million stock options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the stock options will be equivalent to the fair market value of the stock options at the time of grant, as defined in the Directors’ Stock Plan. Awards issued under the Directors’ Stock Plan generally vest at the time of grant with a minimum delivery date restriction of five years, are expensed immediately and have a ten year contractual term. At December 31, 2007, 0.2 million shares remained available for issuance under this plan.

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

Share-Based Compensation

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of stock options or the conversion of RSU and SAR into shares.

For the years ended December 31, 2007, 2006 and 2005, the Company’s share-based compensation expense was $24.9 million, $23.0 million and $15.1 million, respectively with a tax benefit of $1.0 million, $2.2 million and $nil, respectively. The adoption of SFAS 123(R) resulted in additional compensation expense in 2006 of $2.0 million, or approximately $0.03 per basic and diluted share.

Stock Options

During 2007, 2006 and 2005 the Company issued 76,434, 83,435 and 462,019 stock options with a weighted average grant-date fair value of $13.76, $14.87 and $17.15, respectively.

In 2007, 2006 and 2005 707,444, 285,382 and 609,799 stock options with a total grant-date value of $10.0 million, $4.1 million and $8.1 million were exercised, respectively. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $18.9 million, $5.6 million and $12.2 million, respectively. The Company received $35.1 million, $14.1 million and $27.0 million from stock option exercises for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2007, the Company’s U.S. subsidiaries deducted $5.2 million from their taxable income upon exercises of stock options. The corresponding tax benefit realized on options exercised was $1.8 million. Shareholders’ equity at December 31, 2007 reflects a tax benefit of $1.8 million related to compensation expense deductions for stock options exercised by employees of the Company’s U.S. subsidiaries.

The activity related to the Company’s stock options for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Options	2007 Weighted Average Exercise Price	Options	2006 Weighted Average Exercise Price	Options	2005 Weighted Average Exercise Price
Outstanding at beginning of year	3,087,861	$53.38	3,323,006	$52.79	3,534,591	$50.11
Granted	76,434	73.19	83,435	63.29	462,019	62.43
Exercised	(707,444)	49.65	(285,382)	49.12	(609,799)	44.28
Forfeited or expired	(25,097)	53.76	(33,198)	55.92	(63,805)	54.54

Outstanding at end of year	2,431,754	55.08	3,087,861	53.38	3,323,006	52.79
Options exercisable at end of year	2,181,609	$54.62	2,417,987	$52.01	1,721,965	$49.95

Stock options vested and expected to vest and the weighted average exercise price for these stock options was 2,430,552 stock options and $55.07, respectively, at December 31, 2007. The aggregate intrinsic value and weighted average remaining contractual term of stock options vested and expected to vest at December 31, 2007 was $63.5 million and 5.4 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of stock options exercisable at December 31, 2007 was $58.0 million and 5.5 years, respectively.

Total unrecognized share-based compensation expense related to unvested stock options was approximately $0.4 million at December 31, 2007, which is expected to be recognized in 2008.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 30.35 – $ 49.68	599,316	4.3	$47.86	599,316	$47.86
$ 49.92 – $ 53.80	554,294	3.6	53.25	449,294	53.13
$ 53.83 – $ 55.53	82,965	5.5	54.62	82,965	54.62
$ 55.63 – $ 55.63	627,448	6.2	55.63	627,448	55.63
$ 56.75 – $ 62.91	414,757	7.2	62.32	278,771	62.10
$ 63.26 – $ 73.19	152,974	8.8	68.32	143,815	68.59

$ 30.35 – $ 73.19	2,431,754	5.4	$55.08	2,181,609	$54.62

The Company values stock options issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2007, 2006 and 2005:

Weighted average assumptions used	2007	2006	2005
Expected life	6 years	6 years	7 years
Expected volatility	17.1%	22.4%	25.0%
Risk-free interest rate	4.5%	5.0%	4.1%
Dividend yield	2.5%	2.6%	2.0%

Since the adoption of SFAS 123(R) on January 1, 2006, the Company has used the simplified method for vanilla options under Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) to determine the expected life of options. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s options. The risk-free interest rate is based on the market yield of U.S treasury securities with maturities equivalent to the expected life of the Company’s options. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s options.

Prior to the adoption of SFAS 123(R), the Company used historical experience to determine the expected life of stock options; expected volatility equivalent to the historical volatility of the Company’s common shares since inception of the Company; a risk-free interest rate based on the market yield of U.S. treasury securities with maturities equivalent to the expected life of the Company’s options; and a dividend yield reflecting the inception-to-date average dividend yield of the Company.

Restricted Share Units

During 2007, 2006 and 2005, the Company issued 316,427, 118,193 and 223,231 RSU with a weighted average grant date fair value of $71.63, $61.77 and $62.71, respectively. The Company values RSU issued under all plans at the fair market value of its common shares at the time of grant, as defined by the plan document.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The activity related to the Company’s RSU for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006
RSU outstanding at beginning of period	398,912	294,174
Granted	316,427	118,193
Released	(20,510)	(2,990)
Forfeited	(13,401)	(10,465)

RSU outstanding at end of period	681,428	398,912

Of the 681,428 RSU outstanding at December 31, 2007, 105,275 RSU are subject to a five year delivery date restriction from the grant date and were not released for conversion into shares.

Total unrecognized share-based compensation expense related to unvested RSU was approximately $15.6 million at December 31, 2007, which is expected to be recognized over a weighted-average period of 1.9 years.

Share Appreciation Rights (SAR)

During 2007 and 2006, the Company issued 360,228 and 174,770 SAR with a weighted average grant date fair value of $13.88 and $14.37, respectively.

The activity related to the Company’s SAR for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006
SAR outstanding at beginning of period	164,770	—
Granted	360,228	174,770
Exercised	(1,980)	—
Forfeited	(12,500)	(10,000)

SAR outstanding at end of period	510,518	164,770

Total unrecognized share-based compensation expense related to unvested SAR was approximately $3.6 million at December 31, 2007, which is expected to be recognized over a weighted-average period of 2.0 years.

The Company values SAR issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2007 and 2006:

Weighted average assumptions used	2007	2006
Expected life	6 years	6 years
Expected volatility	18.0%	23.2%
Risk-free interest rate	4.6%	4.6%
Dividend yield	2.5%	2.6%

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Information

If the fair value provisions of SFAS 123 had been applied retroactively to all outstanding share-based compensation issued, the pro forma net loss available to common shareholders for the year ended December 31, 2005 would be $88.7 million. To reconcile to the reported net loss available to common shareholders of $85.6 million in 2005, total share-related compensation expense determined under the fair value method for all grants of $12.4 million would need to be deducted and share-related compensation expense of $9.3 million included in the reported net loss would need to be added.

For the year ended December 31, 2005, the basic and diluted net loss per common share on an as reported basis was $1.56 per share. On a pro forma basis applying the fair value provisions of SFAS 123, the basic and diluted net loss per common share would have been $1.61 per share.

11. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its expenses are dependent mainly on cash dividends from Partner Reinsurance, PartnerRe SA and PartnerRe U.S. (collectively the reinsurance subsidiaries). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and French laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. As of December 31, 2007, there were no significant restrictions on the payment of dividends by the reinsurance subsidiaries.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. As of December 31, 2007, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of deferred income taxes, valuation of bonds at market and presentation of ceded reinsurance balances gross of assumed balances.

The statutory net income (loss) of the Company’s reinsurance subsidiaries for the years ended December 31, 2007, 2006 and 2005, were as follows (in thousands of U.S. dollars):

	2007 (unaudited)	2006	2005
Partner Reinsurance	$765,394	$673,274	$(132,585)
PartnerRe SA	111,707	61,257	77,322
PartnerRe U.S.	35,924	66,643	10,388

The following table summarizes the statutory stockholder’s equity of the Company’s reinsurance subsidiaries as of December 31, 2007 and 2006 (in thousands of U.S. dollars):

	2007 (unaudited)	2006
Partner Reinsurance	$2,973,854	$2,649,417
PartnerRe SA	798,946	686,922
PartnerRe U.S.	677,081	652,541

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2007 and 2006, the Company’s Swiss operations are a branch of Partner Reinsurance. Foreign insurance entities that are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from Swiss insurance and reinsurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary.

On January 1, 2008, the Company completed a reorganization, at which time PartnerRe SA ceased its underwriting operations. As part of the reorganization, PartnerRe SA, its Canadian non-life branch and the Swiss branch of Partner Reinsurance transferred substantially all of their business, assets and liabilities to PartnerRe Europe. Following the reorganization, PartnerRe Europe is the principal reinsurance carrier for all of the Company’s business underwritten in France, Ireland and Switzerland and for the non-life business underwritten in Canada. Contemporaneously, the business, assets and liabilities of the Canadian life branch of PartnerRe SA were transferred to a new Canadian life branch of Partner Reinsurance.

12. Debt Related to Capital Efficient Notes and Trust Preferred Securities

Capital Efficient Notes (CENts)

On November 7, 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated CENts. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts is payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%. For the year ended December 31, 2007, the Company incurred interest expense of $16.5 million and paid interest of $17.7 million.

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

Contemporaneously, PartnerRe U.S. Holdings issued a 6.440% Fixed-to-Floating Rate promissory note, with a principal amount of $257.6 million to PartnerRe Finance II. Under the term of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance II the principal amount on December 1, 2066 unless previously paid. Interest on the promissory note is payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

The Company does not consolidate PartnerRe Finance II, which issued the CENts, as it does not meet the consolidation requirements under FIN 46(R). The Company has reflected the debt related to the CENts on its Consolidated Balance Sheets.

Trust Preferred Securities

In November 2001, PartnerRe Capital Trust I (the Trust), a Delaware statutory business trust, issued $200 million of 7.90% Preferred Securities (trust preferred securities). The Trust was wholly owned by PartnerRe

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Finance I Inc. (PartnerRe Finance I), a Delaware corporation formed solely for the purpose of issuing Junior Subordinated Debt securities to the Trust. PartnerRe Finance I is an indirect, wholly owned subsidiary of the Company.

On December 21, 2006, the Trust redeemed all of its outstanding 7.90% trust preferred securities. The redemptions were conducted pursuant to the terms of the documents governing the trust preferred securities, including the trust agreement relating to the Trust and the junior subordinated indenture of PartnerRe Finance I. The aggregate redemption price for the trust preferred securities was $203.5 million, which included all unpaid distributions accrued to the date of redemption.

13. Shareholders’ Equity

Authorized Shares

At December 31, 2007 and 2006, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

	2007	2006
Designated common shares	130.0	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	11.6	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2	9.2
Designated and redeemed preference shares	14.0	14.0
Undesignated	35.2	35.2

	200.0	200.0

Common Shares

In November and May 2007, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At December 31, 2007, the Company had approximately 4.5 million common shares remaining under its current share repurchase authorization.

During 2007, the Company repurchased in the open market 3.6 million of its common shares pursuant to the share repurchase program at a total cost of $275.0 million, representing an average cost of $76.06, of which 3.1 million common shares, or $241.3 million, are currently held in treasury and are available for reissuance.

During 2006, the Company did not repurchase any common shares.

In October 2005, the Company issued 2.4 million of its common shares at $61.25 per share, net of underwriting discounts, and the net proceeds to the Company were $149 million, net of underwriting discounts and other transaction costs. The Company used the proceeds of this capital issuance for general corporate purposes.

During 2005, the Company repurchased in the open market 1.2 million of its common shares pursuant to the share repurchase program at a total cost of $75.5 million, representing an average cost of $60.74. The repurchased shares were cancelled and are no longer outstanding.

Series C Cumulative Preferred Shares

In May 2003, the Company issued 11.6 million of 6.75% Series C cumulative redeemable preferred shares (Series C preferred shares) for a total consideration of $280.9 million after underwriting discounts and

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	2007	2006	2005 (1)
Numerator:
Net income (loss)	$717,812	$749,332	$(51,064)
Less: preferred dividends	(34,525)	(34,525)	(34,525)

Net income (loss) available to common shareholders	$683,287	$714,807	$(85,589)

Denominator:
Weighted average number of common shares outstanding—basic	56,104.4	56,822.5	54,951.2
Stock options and other	1,453.5	980.3

Weighted average number of common and common share equivalents outstanding—diluted	57,557.9	57,802.8

Basic net income (loss) per share	$12.18	$12.58	$(1.56)
Diluted net income per share	$11.87	$12.37

(1)	Diluted net loss per share has not been shown for 2005 because the effect of dilutive securities would have been anti-dilutive. Dilutive securities, under the form of stock options and others, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been antidilutive. The weighted average number of common and common share equivalents outstanding for the period would have amounted to 55,869.3 thousand shares, if these securities had been included.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

14. Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it will sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company will deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008. The purchase price the Company will receive from the forward counterparty will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in October 2008, subject to a maximum price per share of $79.71 and a minimum price per share of $59.49 as of December 31, 2007. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Contract fees of approximately $29 million related to the forward sale agreement were recorded against additional paid-in capital in 2005 and will be paid over the three year contract period. Prior to the issuance of shares under the forward sale agreement, this transaction has no other impact on the Company’s common shareholders’ equity and the Company calculates the dilutive impact related to the forward sale agreement using the treasury stock method prescribed under SFAS 128, “Earnings per Share”.

For the fourth quarter of 2007, the diluted net income per share included the dilutive effect of 115,350 shares related to this agreement using the treasury stock method, as the Company’s average share price exceeded the maximum price per share during the fourth quarter of 2007. The 2006 and 2005 diluted net income (loss) per share did not include any dilutive effect related to this agreement.

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

The Company’s investment strategy allows for the use of derivative securities, subject to strict limitations. Derivative instruments may be used to replicate investment positions, to manage currency and market exposures and duration risk, or to enhance investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts and other derivative contracts. However, because the counterparties to these contracts are high-credit-quality international banks, the Company does not anticipate non-performance. These contracts are generally of short duration and settle on a net basis. The difference between the contract amounts and the related market value is the Company’s maximum credit exposure.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for different alternative risk products. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. The Company mitigates the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps.

The Company has exposure to credit risk as it relates to its business written through brokers, if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency.

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses (see Note 5). The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. As of December 31, 2007 and 2006, the Company has recorded a provision for uncollectible premiums receivable of $10.8 million and $9.2 million, respectively.

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

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2007 (in thousands of U.S. dollars):

Period	Amount
2008	$25,818
2009	23,612
2010	17,471
2011	16,985
2012	16,742
2013 through 2019	45,752

Total future minimum rental payments	$146,380

Rent expense for the years ended December 31, 2007, 2006 and 2005, was $25.9 million, $25.3 million and $24.9 million, respectively.

The Company has also entered into non-cancelable operating subleases expiring in various years through 2010. The minimum rental income to be received by the Company in the future is $3.5 million. The leases are renewable at the option of the lessee under certain circumstances.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(c) Contract Fees Under the Forward Sale Agreement

Under the terms of the Company’s forward sale agreement (see Note 14), the Company will pay approximately $9.8 million, including interest, in contract fees in 2008. Contract fees and interest paid was $10.8 million, $10.8 million and $nil for the years ended December 31, 2007, 2006 and 2005, respectively.

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

(f) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $37.0 million through 2013.

(g) Legal Proceedings

Litigation

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims or regulatory activity. While the outcome of business litigation cannot be predicted with certainty, the Company will dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

As of December 31, 2007, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

In January 2007, PartnerRe U.S. received a subpoena from the Attorney General for the State of Connecticut requesting information relating to the Company’s participation in certain underwriting agreements that existed in 2002 and prior. The Company has responded promptly to all requests for information.

16. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair market value of each class of financial instrument recorded in the Consolidated Balance Sheets.

Fair value for fixed maturities, short-term investments, equities and trading securities are based on quoted market prices. Carrying value of other invested assets, excluding investments accounted for using the equity method, approximates fair value. Policy benefits for life and annuity contracts have a fair value equal to the cash value available to the policyholder should the policyholder surrender the policy. The fair value of the long-term debt and the debt related to the capital efficient notes have been calculated as the present value of estimated future cash flows using a discount rate reflective of the current market cost of borrowing under similar terms and conditions. The fair value of the capital efficient notes was based on the initial issuance of $250 million from PartnerRe Finance II.

For certain financial instruments where quoted market prices are not available, Management’s best estimate of fair value may be based on quoted market prices of similar instruments or on other valuation techniques. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS 107) excludes insurance contracts (other than financial guarantees), investment contracts, investments accounted for under the equity method and certain other financial instruments.

The carrying values and fair values of the financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2007 and 2006 were as follows (in thousands of U.S. dollars):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturities	$9,498,791	$9,498,791	$7,835,680	$7,835,680
Short-term investments	97,307	97,307	133,751	133,751
Equities	871,762	871,762	1,015,144	1,015,144
Trading securities	399,280	399,280	599,972	599,972
Other invested assets (1)	(15,796)	(15,796)	(1,073)	(1,073)

Liabilities
Policy benefits for life and annuity contracts (2)	$1,541,687	$1,541,687	$1,430,691	$1,430,691
Long-term debt	620,000	626,840	620,000	621,380
Debt related to capital efficient notes	257,605	229,475	257,605	258,815

(1)	In accordance with SFAS 107, the Company’s investments accounted for under the equity method were excluded for the purpose of the fair value disclosure. The negative fair value of other invested assets reflects mark to market adjustments on derivative financial instruments.
(2)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Foreign exchange forward contracts outstanding as of December 31, 2007 and 2006, were as follows (in thousands of U.S. dollars):

	2007			2006
	Contract Amount	Market Value	Net Unrealized Gains (Losses)	Contract Amount	Market Value	Net Unrealized Gains
Receivable	$1,323,873	$1,345,604	$21,731	$1,132,481	$1,137,891	$5,410
Payable	(1,323,873)	(1,325,350)	(1,477)	(1,132,481)	(1,132,481)	—

Net	$—	$20,254	$20,254	$—	$5,410	$5,410

Foreign Currency Option Contracts

The Company also utilizes foreign currency options contracts to mitigate foreign currency risk. For the years ended December 31, 2007 and 2006, the balances related to contracts maturing on December 31 were a receivable of $0.8 million and $2.2 million, respectively. At December 31, 2007 and 2006, there were no outstanding contracts.

Futures Contracts

Exchange traded treasury note futures are used by the Company for the purposes of managing portfolio duration. The notional value of the treasury futures was a long position of $485 million and a long position of $1,170 million, respectively, at December 31, 2007 and 2006. The fair value for futures contracts was a net unrealized gain of $0.9 million at December 31, 2007 and a net unrealized loss of $11.2 million at December 31, 2006.

Credit Default Swaps

The Company utilizes credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to replicate investment positions or to manage market exposures. The credit default swaps are recorded at fair value with the changes in fair value reported in net realized gains and losses in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives. The fair value of credit default swaps (the Company’s net liabilities) was a net unrealized loss of $1.8 million and $2.5 million, respectively, at December 31, 2007 and 2006. The notional value of the Company’s credit default swaps was $464 million and $288 million, respectively, at December 31, 2007 and 2006.

Equity Short Sales

As part of the Company’s investment strategy, the Company utilizes, to a limited extent, equity short sales, which represent the sales of securities not owned at the time of the sale. The fair values for equity short sales are based on quoted market prices with the changes in fair value reported in net realized gains and losses in the Consolidated Statements of Operations. The fair value of equities sold but not yet purchased was $nil and $70 million, respectively, at December 31, 2007 and 2006 (see Note 3(h)).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Weather Derivatives

The Company has entered into various weather derivatives. The fair value of weather derivatives (the Company’s net liabilities) was a net unrealized loss of $1.8 million and $2.0 million, respectively, at December 31, 2007 and 2006. The notional value of the Company’s weather derivatives was $39 million and $23 million, respectively, at December 31, 2007 and 2006.

Total Return and Interest Rate Swaps

The Company has entered into total return swaps referencing various project and principal finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps. The fair value of those derivatives (the Company’s net liabilities) was a net unrealized loss of $33.7 million and $0.3 million, respectively, at December 31, 2007 and 2006. The notional value of the Company’s total return swaps was $273 million and $315 million, respectively, at December 31, 2007 and 2006.

17. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. As of December 31, 2007, the total amount of such credit facilities available to the Company was $810.3 million. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured basis in the amount of $435.5 million at December 31, 2007, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2007 is a $700 million five-year syndicated, unsecured credit facility. This unsecured credit facility has the following terms: (i) a maturity date of September 30, 2010, (ii) a $300 million accordion feature, which enables the Company to potentially increase its available credit from $700 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement as defined below. This facility is predominantly used for the issuance of letters of credit, although the Company does have access to a $350 million revolving line of credit under this facility. At December 31, 2007 and 2006, there were no borrowings under this revolving line of credit.

Some of the credit facilities contain customary default and cross default provisions and require that the Company maintain certain covenants, including the following:

i.	a financial strength rating from A.M. Best of at least A- (for the Company’s material reinsurance subsidiaries that are rated by A.M. Best);

ii.	a maximum ratio of total debt to total capitalization of 35% (for the purposes of this covenant, debt does not include the CENts); and

iii.	a minimum consolidated tangible net worth of $2,100 million, for periods ended prior to June 30, 2006, and $2,100 million plus 50% of cumulative net income (if positive) since July 1, 2005 through the most recent June 30 or December 31, for periods subsequent to June 30, 2006. For the purposes of this covenant, consolidated tangible net worth includes the CENts and excludes goodwill. Minimum tangible net worth required at December 31, 2007 was $2,672 million.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2007 and 2006, the Company was not in breach of any of the covenants under its facilities. Its total debt to total capitalization ratio was 11.9% and 18.8%, respectively, and its consolidated tangible net worth was $4,142.1 million and $3,356.3 million, at December 31, 2007 and 2006, respectively.

18. Segment Information

As a result of recent organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. Segment data for the years ended December 31, 2006 and 2005 has been recast to conform to the current year presentation.

The Company monitors the performance of its underwriting operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, and Catastrophe.

The U.S. sub-segment includes property, casualty, motor, multiline, structured risk, agriculture, surety and other risks generally originating in the United States and written by PartnerRe U.S. The Global (Non-U.S.) P&C sub-segment includes property, casualty, motor and structured risk business generally originating outside of the United States, written by Partner Reinsurance and PartnerRe SA. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The Catastrophe sub-segment includes catastrophe business written by Partner Reinsurance. The Life segment includes life, health and annuity lines of business. Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities (previously referred to as weather-related products) and strategic investments, including the Company’s equity investment in ChannelRe Holdings, and its corporate activities, including other operating expenses.

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment. The following items are not considered in evaluating the results of the Non-life and Life segments: net realized investment gains and losses, interest expense, net foreign exchange gains and losses and income tax expense or benefit. Segment results are shown net of intercompany transactions.

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio (defined below). Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio (defined below). Management measures results for the Life segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned, other income or loss and allocated net investment income for Life, and expenses from life policy benefits, acquisition costs and other operating expenses.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables provide a summary of the segment revenues and results for the years ended December 31, 2007, 2006 and 2005 (in millions of U.S. dollars, except ratios):

Segment Information

For the Year Ended December 31, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (A)	Total
Gross premiums written	$1,020	$740	$1,049	$401	$3,210	$597	$3	$3,810
Net premiums written	$1,020	$738	$1,026	$401	$3,185	$569	$3	$3,757
(Increase) decrease in unearned premiums	(21)	20	(20)	39	18	2	—	20

Net premiums earned	$999	$758	$1,006	$440	$3,203	$571	$3	$3,777
Losses and loss expenses and life policy benefits	(608)	(523)	(450)	(46)	(1,627)	(455)	—	(2,082)
Acquisition costs	(241)	(191)	(260)	(42)	(734)	(116)	—	(850)

Technical result	$150	$44	$296	$352	$842	$—	$3	$845
Other income (loss)					7	—	(24)	(17)
Other operating expenses					(214)	(33)	(80)	(327)

Underwriting result					$635	$(33)	n/a	$501
Net investment income						54	469	523

Allocated underwriting result (1)						$21	n/a	n/a
Net realized investment losses							(72)	(72)
Interest expense							(54)	(54)
Net foreign exchange losses							(15)	(15)
Income tax expense							(82)	(82)
Interest in losses of equity investments							(83)	(83)

Net income							n/a	$718

Loss ratio (2)	60.8%	69.0%	44.7%	10.5%	50.8%
Acquisition ratio (3)	24.1	25.2	25.9	9.6	22.9

Technical ratio (4)	84.9%	94.2%	70.6%	20.1%	73.7%
Other operating expense ratio (5)					6.7

Combined ratio (6)					80.4%

(A)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The 2007 period includes the Company’s share of ChannelRe Holdings’ net loss and a charge which represents the write-down of its total investment in ChannelRe Holdings due to unrealized mark-to-market losses on Channel Reinsurance Ltd’s credit derivative portfolio, which it expects to incur during the three-month period ended December 31, 2007 (see Note 20), for a total of $92.8 million.

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2006

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other(B)	Total
Gross premiums written	$1,030	$763	$1,012	$412	$3,217	$507	$10	$3,734
Net premiums written	$1,029	$760	$991	$412	$3,192	$487	$10	$3,689
Decrease (increase) in unearned premiums	1	15	(12)	(24)	(20)	—	(2)	(22)

Net premiums earned	$1,030	$775	$979	$388	$3,172	$487	$8	$3,667
Losses and loss expenses and life policy benefits	(725)	(505)	(446)	(65)	(1,741)	(363)	(7)	(2,111)
Acquisition costs	(243)	(209)	(236)	(43)	(731)	(117)	(1)	(849)

Technical result	$62	$61	$297	$280	$700	$7	$—	$707
Other income					5	—	19	24
Other operating expenses					(206)	(29)	(75)	(310)

Underwriting result					$499	$(22)	n/a	$421
Net investment income						51	398	449

Allocated underwriting result (1)						$29	n/a	n/a
Net realized investment gains							47	47
Interest expense							(61)	(61)
Net foreign exchange losses							(24)	(24)
Income tax expense							(95)	(95)
Interest in earnings of equity investments							12	12

Net income							n/a	$749

Loss ratio (2)	70.3%	65.1%	45.6%	16.9%	54.8%
Acquisition ratio (3)	23.7	27.1	24.1	11.1	23.1

Technical ratio (4)	94.0%	92.2%	69.7%	28.0%	77.9%
Other operating expense ratio (5)					6.5

Combined ratio (6)					84.4%

(B)	The 2006 period includes the Company’s share of ChannelRe Holdings’ net income in the amount of $11.7 million for the period of October 2005 to September 2006, as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2005

	U.S.	Global (Non- U.S.) P&C	Global (Non- U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other(C)	Total
Gross premiums written	$951	$837	$1,030	$398	$3,216	$448	$1	$3,665
Net premiums written	$951	$835	$997	$398	$3,181	$434	$1	$3,616
Decrease (increase) in unearned premiums	6	25	(35)	(9)	(13)	(4)	—	(17)

Net premiums earned	$957	$860	$962	$389	$3,168	$430	$1	$3,599
Losses and loss expenses and life policy benefits	(862)	(637)	(569)	(698)	(2,766)	(320)	(1)	(3,087)
Acquisition costs	(218)	(217)	(241)	(52)	(728)	(120)	—	(848)

Technical result	$(123)	$6	$152	$(361)	$(326)	$(10)	$—	$(336)
Other income					9	—	26	35
Other operating expenses					(191)	(23)	(58)	(272)

Underwriting result					$(508)	$(33)	n/a	$(573)
Net investment income						48	317	365

Allocated underwriting result (1)						$15	n/a	n/a
Net realized investment gains							207	207
Interest expense							(33)	(33)
Net foreign exchange losses							(4)	(4)
Income tax expense							(23)	(23)
Interest in earnings of equity investments							10	10

Net loss							n/a	$(51)

Loss ratio (2)	90.1%	74.1%	59.1%	179.4%	87.3%
Acquisition ratio (3)	22.8	25.3	25.1	13.3	23.0

Technical ratio (4)	112.9%	99.4%	84.2%	192.7%	110.3%
Other operating expense ratio (5)					6.0

Combined ratio(6)					116.3%

(C)	The 2005 period includes the Company’s share of ChannelRe Holdings’ net income in the amount of $9.4 million for the period of October 2004 to September 2005, as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Non-life
Property and casualty
Casualty	17%	17%	18%
Property	17	18	17
Motor	5	6	8
Multiline and other	3	3	4
Specialty
Agriculture	4	5	3
Aviation/Space	5	6	6
Catastrophe	11	11	11
Credit/Surety	7	6	7
Engineering	5	5	4
Energy	2	2	1
Marine	4	3	3
Specialty casualty	3	3	4
Specialty property	2	2	2
Life	15	13	12

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Europe	45%	42%	46%
North America	42	43	41
Asia, Australia and New Zealand	6	8	8
Latin America, Caribbean and Africa	7	7	5

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 7% of total gross premiums written during the years ended December 31, 2007, 2006 and 2005.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2007, 2006 and 2005. The brokers accounted for 19%, 20% and 17% and 17%, 18% and 16%, respectively, of gross premiums written for the years ended December 31, 2007, 2006 and 2005.

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Non-life
U.S.	64%	65%	57%
Global (Non-U.S.) P&C	29	28	23
Global (Non-U.S.) Specialty	19	24	21
Catastrophe	47	49	50
Life	17	15	15

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

19. Unaudited Quarterly Financial Information

	2007				2006
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$714.4	$873.5	$898.7	$1,270.6	$721.3	$807.8	$815.9	$1,344.6
Net premiums earned	989.7	1,056.4	889.3	842.0	1,001.9	973.6	859.0	832.8
Net investment income	137.8	135.6	130.9	119.0	126.0	115.1	108.3	100.0
Net realized investment (losses) gains	(16.5)	(3.1)	(53.7)	0.8	28.0	23.0	(58.9)	55.1
Other (loss) income	(14.5)	5.4	(8.9)	0.5	(4.8)	7.9	12.7	7.7

Total revenues	1,096.5	1,194.3	957.6	962.3	1,151.1	1,119.6	921.1	995.6
Losses and loss expenses and life policy benefits	517.6	562.1	524.0	478.7	530.4	540.7	541.4	498.8
Acquisition costs	227.2	215.5	206.3	200.7	229.9	220.7	199.4	199.3
Other operating expenses	88.5	79.1	80.0	79.0	77.8	80.9	76.5	74.4
Interest expense	13.4	13.6	13.5	13.5	21.8	13.7	13.2	12.7
Net foreign exchange (gains) losses	(1.6)	3.6	9.3	4.3	9.6	6.1	4.1	3.4

Total expenses	845.1	873.9	833.1	776.2	869.5	862.1	834.6	788.6
Income before taxes and interest in (losses) earnings of equity investments	251.4	320.4	124.5	186.1	281.6	257.5	86.5	207.0
Income tax expense	4.3	34.8	22.7	19.9	42.4	24.9	11.9	16.1
Interest in (losses) earnings of equity investments	(66.5)	(22.7)	3.2	3.0	3.5	3.2	2.9	2.3

Net income	180.6	262.9	105.0	169.2	242.7	235.8	77.5	193.2
Preferred dividends	8.6	8.6	8.6	8.6	8.6	8.6	8.6	8.6

Net income available to common shareholders	$172.0	$254.3	$96.4	$160.6	$234.1	$227.2	$68.9	$184.6
Basic net income per common share	$3.13	$4.55	$1.70	$2.82	$4.11	$4.00	$1.21	$3.25
Diluted net income per common share	3.04	4.44	1.66	2.76	4.03	3.93	1.20	3.21
Dividends declared per common share	0.43	0.43	0.43	0.43	0.40	0.40	0.40	0.40
Common share price range:
High	$83.54	$80.04	$77.76	$71.53	$71.64	$68.02	$64.71	$67.80
Low	78.28	69.11	68.42	66.95	66.42	61.49	59.30	60.20

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

20. Summarized Financial Information of ChannelRe Holdings

ChannelRe Holdings is a non-publicly traded financial guaranty reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participates in new MBIA reinsurance treaties and provides facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common shares of Channel Reinsurance Ltd. (“Channel Reinsurance”), which is a subsidiary and the primary asset of ChannelRe Holdings. The investment in ChannelRe Holdings is accounted for using the equity method. The Company’s share of ChannelRe Holdings’ net income and other comprehensive income is reported in the Company’s net income and accumulated other comprehensive income, respectively, on a one-quarter lag. The Company calculates its share of ChannelRe Holdings’ net income and other comprehensive income on the basis of the Company’s ownership percentage of ChannelRe Holdings’ common shares currently outstanding.

The following tables provide summarized financial information for ChannelRe Holdings. As the Company calculates its share of ChannelRe Holdings’ results on a one-quarter lag, the results presented below include summarized financial information for the twelve month periods from October 1 to September 30.

In addition to ChannelRe Holdings’ results for the twelve month period ended September 30, 2007 below, the Company has recorded an additional charge of $87 million in its Consolidated Statements of Operations for the year ended December 31, 2007. This additional charge represents the write-down of its total investment in ChannelRe Holdings due to unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expects to incur during the three month period ended December 31, 2007 and which are expected to result in Channel Reinsurance having negative U.S. GAAP shareholders’ equity at that date.

As ChannelRe Holdings has a financial year-end of December 31, this information is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	September 30, 2007	September 30, 2006
Total investments available for sale	$638	$624
Cash and cash equivalents	19	10
Deferred acquisition costs	38	43
Derivative assets	20	—
Other assets	11	9

Total assets	$726	$686
Deferred premium revenue	$151	$167
Loss and loss adjustment expense reserves	28	19
Derivative liabilities	111	—
Other liabilities	6	8

Total liabilities	296	194
Minority interest	120	137
Shareholders’ equity	310	355

Total liabilities, minority interest and shareholders’ equity	$726	$686

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Income Statement Data (in millions of U.S. dollars):

	For the period from October 1, 2006 to September 30, 2007	For the period from October 1, 2005 to September 30, 2006	For the period from October 1, 2004 to September 30, 2005
Premiums earned	$64	$68	$64
Net investment income	29	24	18

Total revenues	93	92	82
Losses incurred	12	7	10
Acquisition costs	17	18	16
Operating expenses	4	8	9

Total expenses	33	33	35
Net realized losses on investments	—	(1)	(1)
Net (losses) gains on derivative instruments and foreign exchange	(89)	—	1

Net realized losses	(89)	(1)	—
Minority interest	8	(16)	(13)

Net (loss) income	$(21)	$42	$34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 29, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2007, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of Management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Deloitte & Touche, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 29, 2008

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

The information with respect to certain relationships and related transactions, and director independence is contained under the caption Certain Relationships and Related Transactions in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services is contained under the caption Principal Accountant Fees and Services in the Proxy Statement and is incorporated herein by reference in response to this item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number

(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—as of December 31, 2007					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2007, 2006 and 2005					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2007, 2006 and 2005					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2007, 2006 and 2005					X

3.	Exhibits

Included on page 169

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	February 29, 2008

/S/ ALBERT A. BENCHIMOL Albert A. Benchimol	Executive Vice President and Chief Financial Officer	February 29, 2008

/S/ LAURIE A. DESMET Laurie A. Desmet	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/S/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	February 29, 2008

/S/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	February 29, 2008

/S/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 29, 2008

/S/ JUDITH HANRATTY Judith Hanratty	Director	February 29, 2008

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 29, 2008

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	February 29, 2008

/S/ RÉMY SAUTTER Rémy Sautter	Director	February 29, 2008

/S/ LUCIO STANCA Lucio Stanca	Director	February 29, 2008

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 29, 2008

/S/ JURGEN ZECH Jurgen Zech	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 29, 2008; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 29, 2008

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2007

(Expressed in thousands of U.S. dollars)

Type of investment	Cost(1)	Fair Value		Amount at which shown in the balance sheet
Fixed Maturities:
Bonds:
United States government and government agencies and authorities	$3,069,404		$3,129,484	$3,129,484
States, municipalities and political subdivisions	—		—	—
Foreign governments	2,784,360		2,820,672	2,820,672
Convertibles and bonds with warrants attached	17,970		19,344	19,344
Public utilities	94,189		95,032	95,032
All other corporate bonds	3,451,010		3,450,632	3,450,632
Redeemable preferred stock	—		—	—

Total fixed maturities	9,416,933		9,515,164	9,515,164

Equity Securities:
Common stocks:
Banks, trust and insurance companies	354,042		350,941	350,941
Public utilities	40,211		39,605	39,605
Industrial, miscellaneous and all other	837,094		864,123	864,123

Total equity securities	1,231,347		1,254,669	1,254,669

Other long-term investments	20,695		xxxxxxxx	(15,796)
Short-term investments	97,153		97,307	97,307

Total investments	$10,766,128	$	xxxxxxxx	$10,851,344

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts, net of other-than-temporary impairment. Original cost of equity securities net of other-than-temporary impairment.

The above table includes the Company’s trading securities as well as other long-term investments and excludes its cash holdings and all investments accounted for using the equity method.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars except parenthetical share and per share data)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$101,504	$404,179
Investments in subsidiaries	5,236,806	3,954,429
Intercompany loans and balances receivable	9,626	486,062
Other	11,323	13,309

Total assets	$5,359,259	$4,857,979

Liabilities
Long-term debt	$400,000	$400,000
Intercompany loans and balances payable	604,686	631,133
Accounts payable, accrued expenses and other	33,016	40,999

Total liabilities	1,037,702	1,072,132

Shareholders’ Equity
Common shares (par value $1.00, issued and outstanding: 2007, 57,379,516 shares; 2006, 57,076,312 shares)	57,380	57,076
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 11,600,000; aggregate liquidation preference: 2007 and 2006, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2007 and 2006, 9,200,000; aggregate liquidation preference: 2007 and 2006, $230,000,000)	9,200	9,200
Additional paid-in capital	1,441,598	1,413,977
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	94,747	56,913
Currency translation adjustment	197,777	68,734
Unfunded pension obligation, net of tax	(3,274)	(7,277)
Retained earnings	2,753,784	2,175,624
Common shares held in treasury, at cost (2007, 3,129,008 shares; 2006, nil)	(241,255)	—

Total shareholders’ equity	4,321,557	3,785,847

Total liabilities and shareholders’ equity	$5,359,259	$4,857,979

(1)	The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect wholly-owned finance subsidiary of the Company, related to the issuance of $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The Company’s obligations under this guarantee are unsecured and will rank junior in priority of payments to the Company’s current long-term debt.

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Revenues
Interest income on intercompany loans	$17,478	$10,848	$25,950
Net investment income	15,845	19,585	484
Realized loss on derivative	—	(274)	—

Total revenues	33,323	30,159	26,434

Expenses
Other operating expenses	66,620	60,708	49,906
Interest expense on intercompany loans	30,234	25,237	352
Interest expense	24,508	23,836	3,381
Net foreign exchange (gains) losses	(13,818)	(48,170)	65,339

Total expenses	107,544	61,611	118,978

Loss before equity in net income of subsidiaries	(74,221)	(31,452)	(92,544)
Equity in net income of subsidiaries	792,033	780,784	41,480

Net income (loss)	$717,812	$749,332	$(51,064)

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Cash flows from operating activities
Net income (loss)	$717,812	$749,332	$(51,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income of subsidiaries	(792,033)	(780,784)	(41,480)
Other changes in assets and liabilities	46,920	64,436	2,667
Other, net	(13,818)	(48,486)	65,339

Net cash used in operating activities	(41,119)	(15,502)	(24,538)

Cash flows from investing activities
Advances to/from subsidiaries, net	368,599	145,626	186,920
Net issue of intercompany loans receivable and payable	155,266	390,798	—
Investments in subsidiaries	(405,861)	—	(618,010)
Other, net	(1,083)	(108)	(7,725)

Net cash provided by (used in) investing activities	116,921	536,316	(438,815)

Cash flows from financing activities
Cash dividends paid to shareholders	(130,931)	(125,417)	(118,924)
Net (repurchase) issue of common shares and treasury shares	(237,132)	17,225	102,440
Contract fees on forward sale agreement	(10,414)	(9,594)	—
Expenses incurred related to CENts	—	(2,943)	—
Issue of long-term debt	—	—	400,000

Net cash (used in) provided by financing activities	(378,477)	(120,729)	383,516

Effect of foreign exchange rate changes on cash	—	1,246	(71)
(Decrease) increase in cash and cash equivalents	(302,675)	401,331	(79,908)
Cash and cash equivalents—beginning of year	404,179	2,848	82,756

Cash and cash equivalents—end of year	$101,504	$404,179	$2,848

Supplemental cash flow information:
Interest paid	$68,517	$44,413	$—

(1)	The Company received non-cash dividends from its subsidiaries of $450.0 million, $nil and $175.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	In 2007, the Company settled intercompany loans receivable and payable with subsidiaries in exchange for ownership in the subsidiaries.
(3)	In 2005, the Company entered into a loan agreement with a subsidiary for $92.0 million in consideration of capital advances and forgiveness of advances to subsidiaries.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2007, 2006 and 2005

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income (1)	Losses Incurred	Amortization of DAC	Other Operating Expenses (2)	Premiums Written
2007
Non-life	$327,982	$7,231,436	$1,249,562	—	$3,203,876	N/A	$1,627,510	$734,120	$214,258	$3,184,933
Life	313,782	—	16,125	$1,541,687	570,764	$53,823	454,752	115,537	32,718	N/A
Corporate and Other	54	—	2,186	—	2,831	469,436	199	58	79,510	2,929

Total	$641,818	$7,231,436	$1,267,873	$1,541,687	$3,777,471	$523,259	$2,082,461	$849,715	$326,486	$3,187,862

2006
Non-life	$296,523	$6,870,785	$1,198,239	—	$3,172,168	N/A	$1,740,591	$732,213	$205,091	$3,192,740
Life	246,175	—	15,285	$1,430,691	486,969	$51,547	363,355	116,497	29,462	N/A
Corporate and Other	—	—	2,100	—	8,131	397,854	7,391	531	74,991	9,862

Total	$542,698	$6,870,785	$1,215,624	$1,430,691	$3,667,268	$449,401	$2,111,337	$849,241	$309,544	$3,202,602

2005
Non-life	$281,919	$6,737,661	$1,124,236	—	$3,168,462	N/A	$2,766,311	$728,669	$190,806	$3,181,019
Life	155,822	—	11,833	$1,223,871	429,895	$47,930	319,969	120,045	23,086	N/A
Corporate and Other	—	—	164	—	832	316,578	450	—	57,612	976

Total	$437,741	$6,737,661	$1,136,233	$1,223,871	$3,599,189	$364,508	$3,086,730	$848,714	$271,504	$3,181,995

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment.
(2)	Other operating expenses are a component of underwriting result for the Non-life and Life segments. Other operating expenses included in Corporate and Other represent corporate expenses and other operating expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2007, 2006 and 2005

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2007
Life reinsurance in force	—	$9,453,511	$139,228,160	$129,774,649	107%
Premiums earned
Life	—	$27,576	$582,530	$554,954	105%
Accident and health	—	—	15,810	15,810	100%
Property and casualty	$5,763	25,349	3,226,293	3,206,707	101%

Total premiums	$5,763	$52,925	$3,824,633	$3,777,471	101%

2006
Life reinsurance in force	—	$6,527,942	$111,583,591	$105,055,649	106%
Premiums earned
Life	—	$18,735	$496,160	$477,425	104%
Accident and health	—	—	9,544	9,544	100%
Property and casualty	$3,534	24,526	3,201,291	3,180,299	101%

Total premiums	$3,534	$43,261	$3,706,995	$3,667,268	101%

2005
Life reinsurance in force	—	$5,170,899	$73,988,029	$68,817,130	108%
Premiums earned
Life	—	$14,800	$436,562	$421,762	104%
Accident and health	—	—	8,133	8,133	100%
Property and casualty	$566	34,976	3,203,704	3,169,294	101%

Total premiums	$566	$49,776	$3,648,399	$3,599,189	101%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2007, 2006 and 2005

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2007	$328,036	$7,231,436	$1,251,748	$3,206,707	$1,627,709	$734,178	$1,620,367	$3,187,862
2006	296,523	6,870,785	1,200,339	3,180,299	1,747,982	732,744	1,860,555	3,202,602
2005	281,919	6,737,661	1,124,400	3,169,294	2,766,761	728,669	1,484,565	3,181,995

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.1	October 28, 1998	001-14536

2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.2	October 28, 1998	001-14536

2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.	8-K	2.3	October 28, 1998	001-14536

2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S.	10-Q	2.0	May 15, 2000	001-14536

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws.	10-Q	3.2	August 9, 2007	001-14536 071037066

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536 03680524

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536 03680524

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 041136085

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 041136085

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
4.9	Junior Subordinated Indenture and First Supplemental Junior Subordinated Indenture.	8-K	4.1 4.2	November 7, 2006	001-14536 061194484

4.10	Junior Subordinated Debt Securities Guarantee Agreement and First Supplemental Junior Subordinated Debt Securities Guarantee Agreement.	8-K	4.3 4.4	November 7, 2006	001-14536 061194484

10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August 23, 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August 23, 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536 02807338

10.4	Credit Agreement, dated June 17, 2004, among PartnerRe Ltd., various designated subsidiary borrowers various lending institutions and JP Morgan Chase Bank, as Administrative Agent.	10-Q	10.1	August 6, 2004	001-14536 04957898

10.4.1	First Amendment to the Credit Agreement dated as of January 26, 2005, among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions and JP Morgan Chase Bank.	10-K	10.4.1	March 10, 2005	001-14536 05673024

10.4.2	Amended Credit Agreement dated as of September 30, 2005, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	October 6, 2005	001-14536 051126886

10.4.3	Amended Credit Agreement dated as of April 18, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	May 22, 2007	001-14536

10.4.4	Amended Credit Agreement dated as of August 17, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.4.5	Amended Credit Agreement dated as of December 19, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.					X

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 04957898

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 05988483

10.5.2	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.					X

10.6	Loan Agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998.	10-K	10.19	March 30, 1999	001-14536

10.6.1	Loan Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.1	October 31, 2005	001-14536 051166766

10.6.2	Forward Sale Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.2	October 31, 2005	001-14536 051166766

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.9.1	2005 Employee Equity Plan, dated as of May 10, 2005.	8-K	10.1	May 16, 2005	001-14536 05835956

10.10	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.	10-Q	10.5	August 14, 2000	001-14536

10.10.1	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536 02731849

10.11	Swiss Share Purchase Plan effective June 3, 2002.	10-K	10.31	March 28, 2003	001-14536 03622219

10.12	PartnerRe Ltd. 2003 Non-Employee Directors Stock Plan dated May 22, 2003.	10-K	10.26	March 15, 2004	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.01	September 20, 2004	001-14536 041037442

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.02	September 20, 2004	001-14536 041037442

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 05621655

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 05621655

10.16.1	Form of Executive Restricted Shares Unit Award Agreement.	8-K	10.2	May 16, 2005	001-14536 05835956

10.16.2	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536 05835956

10.16.3	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536 05835956

10.16.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 05835956

10.17	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536 05673024

10.17.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536 051206658

10.17.2	Board of Directors Compensation Program.	8-K	10.6	May 16, 2005	001-14536 05835956

10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536 02584632

10.22.2	Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.2	March 10, 2005	001-14536 05673024

10.22.3	Restricted Stock Unit Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.3	March 10, 2005	001-14536 05673024

10.22.4	Letter Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated May 15, 2007.	10-Q	10.1	August 9, 2007	001-14536 071037066

10.23	Employment Agreement between Partner Reinsurance Company Ltd. and Costas Miranthis, dated as of September 1, 2007.	8-K	10.1	October 1, 2007	001-14536 071146993

11.1	Statement Regarding Computation of Net Income (Loss) Per Common and Common Share Equivalents.					X

14.1	Code of Business Conduct and Ethics.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
99.1	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99	June 30, 2006	001-14536 06937793

99.2	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99.2	May 25, 2007	001-14536 07881076

99.3	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.					*

*	to be filed before June 30, 2008.