Form 10-Q
period 2008-03-31
PARTNERRE LTD
filed 2008-05-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of April 30, 2008 was 54,278,400.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2008, and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
May 9, 2008

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31, 2008	December 31, 2007
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2008, $10,200,218; 2007, $nil)	$10,375,881	$—
Short-term investments, trading securities, at fair value (amortized cost: 2008, $143,999; 2007, $nil)	144,051	—
Equities, trading securities, at fair value (cost: 2008, $1,170,218; 2007, $nil)	1,100,212	—
Fixed maturities, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $9,401,962)	—	9,498,791
Short-term investments, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $97,153)	—	97,307
Equities, available for sale, at fair value (cost: 2008, $nil; 2007, $838,777)	—	871,762
Trading securities, at fair value (cost: 2008, $nil; 2007, $407,541)	—	399,280
Other invested assets	70,894	50,201

Total investments	11,691,038	10,917,341
Cash and cash equivalents, at fair value, which approximates amortized cost	497,567	654,895
Accrued investment income	179,611	176,386
Reinsurance balances receivable	2,135,239	1,449,702
Reinsurance recoverable on paid and unpaid losses	190,730	158,494
Funds held by reinsured companies	954,421	1,083,036
Deferred acquisition costs	750,627	641,818
Deposit assets	376,851	398,079
Goodwill	429,519	429,519
Net receivable for securities sold	—	50,065
Other assets	85,316	77,614

Total assets	$17,290,919	$16,036,949

Liabilities
Unpaid losses and loss expenses	$7,573,371	$7,231,436
Policy benefits for life and annuity contracts	1,600,447	1,541,687
Unearned premiums	1,837,778	1,267,873
Reinsurance balances payable	155,133	119,853
Ceded premiums payable	33,155	14,617
Funds held under reinsurance treaties	31,735	21,585
Deposit liabilities	414,064	435,852
Net payable for securities purchased	42,070	—
Net tax liabilities	75,460	37,743
Accounts payable, accrued expenses and other	177,497	167,141
Long-term debt	620,000	620,000
Debt related to capital efficient notes	257,605	257,605

Total liabilities	12,818,315	11,715,392

Shareholders’ Equity
Common shares (par value $1.00, issued: 2008, 57,580,543; 2007, 57,379,516)	57,581	57,380
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 11,600,000; aggregate liquidation preference: 2008 and 2007, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 9,200,000; aggregate liquidation preference: 2008 and 2007, $230,000,000)	9,200	9,200
Additional paid-in capital	1,450,798	1,441,598
Accumulated other comprehensive income:
Net unrealized (losses) gains on investments (net of tax of: 2008, $nil; 2007, $32,769)	(2,640)	94,747
Currency translation adjustment	250,783	197,777
Unfunded pension obligation (net of tax of: 2008, $1,108; 2007, $1,021)	(3,677)	(3,274)
Retained earnings	2,955,214	2,753,784
Common shares held in treasury, at cost (2008, 3,317,668; 2007, 3,129,008)	(256,255)	(241,255)

Total shareholders’ equity	4,472,604	4,321,557

Total liabilities and shareholders’ equity	$17,290,919	$16,036,949

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Revenues
Gross premiums written	$1,439,332	$1,301,763

Net premiums written	$1,411,564	$1,270,573
Increase in unearned premiums	(501,811)	(428,531)

Net premiums earned	909,753	842,042
Net investment income	137,010	119,017
Net realized investment gains	25,112	768
Other income	1,639	517

Total revenues	1,073,514	962,344
Expenses
Losses and loss expenses and life policy benefits	589,668	478,734
Acquisition costs	204,238	200,724
Other operating expenses	92,280	78,985
Interest expense	11,896	13,510
Net foreign exchange losses	4,798	4,246

Total expenses	902,880	776,199
Income before taxes and interest in earnings of equity investments	170,634	186,145
Income tax expense	42,726	19,904
Interest in earnings of equity investments	1,112	3,025

Net income	129,020	169,266
Preferred dividends	8,631	8,631

Net income available to common shareholders	$120,389	$160,635

Comprehensive income, net of tax
Net income	$129,020	$169,266
Change in net unrealized gains or losses on investments, net of tax	8,574	6,761
Change in currency translation adjustment	53,006	8,902
Change in unfunded pension obligation, net of tax	(403)	(19)

Comprehensive income	$190,197	$184,910

Per share data
Net income per common share:
Basic net income	$2.22	$2.82
Diluted net income	$2.16	$2.76
Weighted average number of common shares outstanding	54,248,290	56,960,339
Weighted average number of common and common share equivalents outstanding	55,711,154	58,200,209
Dividends declared per common share	$0.46	$0.43

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Common shares
Balance at beginning of period	$57,380	$57,076
Issue of common shares	201	115
Repurchase of common shares	—	(487)

Balance at end of period	57,581	56,704

Preferred shares
Balance at beginning and end of period	20,800	20,800

Additional paid-in capital
Balance at beginning of period	1,441,598	1,413,977
Issue of common shares	9,200	11,769
Repurchase of common shares	—	(33,297)

Balance at end of period	1,450,798	1,392,449

Accumulated other comprehensive income
Balance at beginning of period	289,250	118,370
Impact of adopting SFAS 159	(105,961)	—
Change in net unrealized gains or losses on investments, net of tax	8,574	6,761
Change in currency translation adjustment	53,006	8,902
Change in unfunded pension obligation, net of tax	(403)	(19)

Balance at end of period	244,466	134,014

Retained earnings
Balance at beginning of period	2,753,784	2,175,624
Net income	129,020	169,266
Impact of adopting SFAS 159	105,961	—
Impact of adopting FIN 48	—	(8,721)
Dividends on common shares	(24,920)	(24,561)
Dividends on preferred shares	(8,631)	(8,631)

Balance at end of period	2,955,214	2,302,977

Common shares held in treasury
Balance at beginning of period	(241,255)	—
Repurchase of common shares	(15,000)	—

Balance at end of period	(256,255)	—

Total shareholders’ equity	$4,472,604	$3,906,944

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Cash Flows from Operating Activities
Net income	$129,020	$169,266
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	1,912	1,566
Net realized investment gains	(25,112)	(768)
Changes in:
Net sales of trading securities	—	415,308
Reinsurance balances, net	(591,574)	(402,977)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	12,905	21,087
Funds held by reinsured companies	152,769	25,165
Deferred acquisition costs	(83,305)	(70,688)
Net tax liabilities (assets)	41,808	(641)
Unpaid losses and loss expenses including life policy benefits	137,210	81,527
Unearned premiums	501,811	428,531
Other changes in operating assets and liabilities	14,552	12,955
Other, net	4,797	4,246

Net cash provided by operating activities	296,793	684,577
Cash Flows from Investing Activities
Sales of fixed maturities	1,710,768	1,178,694
Redemptions of fixed maturities	224,578	230,279
Purchases of fixed maturities	(2,436,896)	(1,640,076)
Sales of short-term investments	44,803	2,397
Redemptions of short-term investments	—	82,751
Purchases of short-term investments	(89,521)	(32,420)
Sales of equities	438,339	267,450
Purchases of equities	(374,001)	(587,505)
Other, net	76,229	(11,214)

Net cash used in investing activities	(405,701)	(509,644)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(33,551)	(33,192)
Net repurchase of common shares and treasury shares	(12,614)	(28,762)
Contract fees on forward sale agreement	(2,580)	(2,435)

Net cash used in financing activities	(48,745)	(64,389)
Effect of foreign exchange rate changes on cash	325	(9)
(Decrease) increase in cash and cash equivalents	(157,328)	110,535
Cash and cash equivalents—beginning of period	654,895	988,788

Cash and cash equivalents—end of period	$497,567	$1,099,323

Supplemental cash flow information:
Taxes paid	$10,729	$20,512
Interest paid	$5,684	$6,171

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), Partner Reinsurance Company of the U.S. (PartnerRe U.S.) and Partner Reinsurance Europe Limited (PartnerRe Europe). Risks reinsured include, but are not limited to property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, life/annuity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

On January 1, 2008, the Company completed a reorganization, at which time PartnerRe SA, a wholly owned subsidiary, ceased its underwriting operations. As part of the reorganization, PartnerRe SA, its Canadian non-life branch and the Swiss branch of Partner Reinsurance transferred substantially all of their business, assets and liabilities to PartnerRe Europe. Following the reorganization, PartnerRe Europe is the principal reinsurance carrier for all of the Company’s business underwritten in France, Ireland and Switzerland and for the non-life business underwritten in Canada. Contemporaneously, the business, assets and liabilities of the Canadian life branch of PartnerRe SA were transferred to a new Canadian life branch of Partner Reinsurance.

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

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Condensed Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	Unpaid losses and loss expenses;

•	Policy benefits for life and annuity contracts;

•	Gross and net premiums written and net premiums earned;

•	Recoverability of deferred acquisition costs;

•	Recoverability of deferred tax assets;

•	Valuation of goodwill; and

•	Valuation of other invested assets, including certain derivative financial instruments, and fixed maturity and equity investments that are measured using significant unobservable inputs.

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following significant accounting policies were adopted by the Company during the three months ended March 31, 2008.

(a) Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. SFAS 157 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated shareholders’ equity or net income. See Note 4 for additional information on fair value.

In February 2008, the FASB issued FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its consolidated shareholders’ equity and net income.

(b) Investments

Effective January 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Following the election of the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

Under the provisions of SFAS 159, the Company elected the fair value option for all of its fixed maturities, short-term investments, equities and other invested assets (including swaps and derivatives but excluding certain other invested assets, such as those that are accounted for using the equity method of accounting).

On adoption of SFAS 159, the Company recorded a cumulative effect adjustment of $106.0 million, net of taxes, which decreased accumulated other comprehensive income and increased opening retained earnings as of January 1, 2008. The adoption did not have any impact on the Company’s consolidated net income, shareholders’ equity nor its comprehensive income.

Following the adoption of SFAS 159, all of the Company’s fixed maturities, short-term investments and equities that were previously classified as available for sale securities, as well as other invested assets are reported as trading securities. Trading securities are carried at fair value with changes in fair value included in net realized investment gains and losses in the Condensed Consolidated Statements of Operations. As a consequence, the Company is no longer required to perform an analysis of its investments for other-than-temporary impairment.

The Company believes that accounting for its investments as trading, with all changes in fair value included in net income, provides a better presentation of the Company’s total return on its investments and also removes an element of management judgment from the preparation of its financial statements by no longer requiring an assessment of its investments for other-than-temporary impairment.

3.	New Accounting Pronouncements

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

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS 161 as of January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, its adoption will not affect the Company’s consolidated shareholders’ equity or net income.

4.	Fair Value

On January 1, 2008, the Company adopted SFAS 157 (see Note 2). SFAS 157 establishes a framework for measuring fair value in U.S. GAAP by creating a hierarchy of fair value measurements.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement.

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 inputs – Unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange and exchange traded derivatives, such as futures and options that are actively traded.

•

Level 2 inputs – Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; Organization for Economic Co-operation and Development Sovereign Treasury bonds; corporate and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (“ABS”); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency options, equity put and call options, interest rate swaps and credit default swaps.

•	Level 3 inputs – Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; private ABS; credit linked notes; loans receivable; total return swaps and weather derivatives.

Following the adoption of SFAS 157, there have been no material changes in the Company’s valuation techniques.

At March 31, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,364,199	$11,682	$10,375,881
Short-term investments, trading securities.	—	144,051	—	144,051
Equities, trading securities	845,876	215,651	38,685	1,100,212
Other invested assets	—	12,260	89	12,349

Total	$845,876	$10,736,161	$50,456	$11,632,493

At March 31, 2008, the aggregate carrying amounts of items included in Other invested assets in the Condensed Consolidated Balance Sheet that the Company did not measure at fair value were $58.5 million, which primarily related to the Company’s investments that are accounted for using the equity method of accounting.

Substantially all of the accrued investment income in the Condensed Consolidated Balance Sheet as of March 31, 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected.

The following table is a reconciliation of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2008 (in thousands of U.S. dollars):

	Fixed maturities	Equities	Other invested assets	Total
Balance at beginning of period	$15,166	$39,606	$(14,838)	$39,934
Realized and unrealized losses included in net income	(26)	(921)	(1,891)	(2,838)
Net purchases, sales and settlements	—	—	16,818	16,818
Transfers out of Level 3	(3,458)	—	—	(3,458)

Balance at end of period	$11,682	$38,685	$89	$50,456

Change in unrealized losses relating to assets held at end of period	$(26)	$(921)	$(2,309)	$(3,256)

Changes in the fair value of the Company’s financial instruments measured at fair value, for which the fair value option was elected, during the three months ended March 31, 2008 were as follows (in thousands of U.S. dollars):

	Net Realized Gains (Losses) on Investments	Total Changes in Fair Value Reflected in Net Income
Fixed maturities	$73,750	$73,750
Short-term investments	(122)	(122)
Equities	(89,086)	(89,086)

Total	$(15,458)	$(15,458)

5.	Computation of Net Income per Common and Common Share Equivalents

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Numerator:
Net income	$129,020	$169,266
Less: preferred dividends	8,631	8,631

Net income available to common shareholders	$120,389	$160,635

Denominator:
Weighted average number of common shares outstanding – basic	54,248.3	56,960.3
Stock options and other	1,462.9	1,239.9

Weighted average number of common and common share equivalents outstanding – diluted	55,711.2	58,200.2

Basic net income per share	$2.22	$2.82
Diluted net income per share	$2.16	$2.76

6.	Legal Proceedings

Legal proceedings at March 31, 2008 have not changed significantly since December 31, 2007. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

7.	Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See Note 18 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for additional information concerning the Company’s segments and sub-segments.

As a result of organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. The comparative segment data that was previously presented in the Company’s Form 10-Q for the three months ended March 31, 2007 has been recast to conform to the current presentation.

The following tables provide a summary of the segment revenues and results for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$332	$375	$354	$198	$1,259	$174	$6	$1,439
Net premiums written	$332	$373	$333	$198	$1,236	$170	$6	$1,412
Increase in unearned premiums	(66)	(172)	(114)	(121)	(473)	(25)	(4)	(502)

Net premiums earned	$266	$201	$219	$77	$763	$145	$2	$910
Losses and loss expenses and life policy benefits	(171)	(147)	(148)	(2)	(468)	(122)	—	(590)
Acquisition costs	(66)	(52)	(54)	(7)	(179)	(25)	—	(204)

Technical result	$29	$2	$17	$68	$116	$(2)	$2	$116
Other income					1	—	—	1
Other operating expenses					(57)	(9)	(26)	(92)

Underwriting result					$60	$(11)	n/a	$25
Net investment income						13	124	137

Allocated underwriting result (1)						$2	n/a	n/a
Net realized investment gains							25	25
Interest expense							(12)	(12)
Net foreign exchange losses							(4)	(4)
Income tax expense							(43)	(43)
Interest in earnings of equity investments							1	1

Net income							n/a	$129

Loss ratio (2)	64.2%	73.4%	67.7%	2.0%	61.3%
Acquisition ratio (3)	24.9	25.9	24.6	9.1	23.5

Technical ratio (4)	89.1%	99.3%	92.3%	11.1%	84.8%
Other operating expense ratio (5)					7.5

Combined ratio (6)					92.3%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (A)	Total
Gross premiums written	$296	$332	$305	$212	$1,145	$157	$—	$1,302
Net premiums written	$295	$332	$284	$212	$1,123	$148	$—	$1,271
Increase in unearned premiums	(74)	(155)	(64)	(118)	(411)	(18)	—	(429)

Net premiums earned	$221	$177	$220	$94	$712	$130	$—	$842
Losses and loss expenses and life policy benefits	(137)	(118)	(99)	(29)	(383)	(96)	—	(479)
Acquisition costs	(57)	(46)	(57)	(10)	(170)	(31)	—	(201)

Technical result	$27	$13	$64	$55	$159	$3	$—	$162
Other income (loss)					2	—	(1)	1
Other operating expenses					(51)	(7)	(21)	(79)

Underwriting result					$110	$(4)	n/a	$84
Net investment income						11	108	119

Allocated underwriting result (1)						$7	n/a	n/a
Net realized investment gains							1	1
Interest expense							(14)	(14)
Net foreign exchange losses							(4)	(4)
Income tax expense							(20)	(20)
Interest in earnings of equity investments							3	3

Net income							n/a	$169

Loss ratio (2)	62.0%	66.8%	45.1%	30.6%	53.8%
Acquisition ratio (3)	25.9	25.9	25.9	10.3	23.8

Technical ratio (4)	87.9%	92.7%	71.0%	40.9%	77.6%
Other operating expense ratio (5)					7.2

Combined ratio (6)					84.8%

(A)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The three months ended March 31, 2007 includes the Company’s share of ChannelRe Holdings’ net income in the amount of $3.0 million for the period from October 1, 2006 to December 31, 2006.

8.	Summarized Financial Information of ChannelRe Holdings

The following tables provide summarized financial information for ChannelRe Holdings, which is accounted for using the equity method. The Company’s investment represents 20% of the common shares of Channel Reinsurance Ltd. (Channel Reinsurance), which is a subsidiary and the primary asset of ChannelRe Holdings. The Company calculates its share of ChannelRe Holdings’ results on a one-quarter lag.

At December 31, 2007, the Company reduced its carrying value of ChannelRe Holdings to $nil to reflect unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expected to incur during the three month period ended December 31, 2007, and which were expected to result in Channel Reinsurance having negative U.S. GAAP shareholders’ equity at that date. Channel Reinsurance’s financial statements as of December 31, 2007 did present negative U.S. GAAP shareholders’ equity, and accordingly at March 31, 2008, the carrying value of the Company’s investment in ChannelRe Holdings remains $nil.

As ChannelRe Holdings has a financial year-end of December 31, this quarterly data is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	December 31, 2007	September 30, 2007
Total investments available for sale	$647	$638
Cash and cash equivalents	28	19
Deferred acquisition costs	38	38
Derivative assets	60	20
Other assets	15	11

Total assets	$788	$726
Deferred premium revenue	$149	$151
Loss and loss adjustment expense reserves	33	28
Derivative liabilities	708	111
Other liabilities	2	6

Total liabilities	892	296
Minority interest	(29)	120
Shareholders’ (deficit) equity	(75)	310

Total liabilities, minority interest and shareholders’ (deficit) equity	$788	$726

Income Statement Data (in millions of U.S. dollars):

	For the period from October 1, 2007 to December 31, 2007	For the period from October 1, 2006 to December 31, 2006
Premiums earned	$17	$14
Net investment income	7	7

Total revenues	24	21
Losses incurred	6	1
Acquisition costs	4	4
Other expenses	(3)	2

Total expenses	7	7
Net realized gains on investments	—	1
Net losses on derivative instruments and foreign exchange	(557)	—

Net realized and unrealized (losses) gains	(557)	1
Minority interest	151	(4)

Net (loss) income	$(389)	$11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reinsurance is by its nature a risk assumption business. The Company’s business is to assume its clients’ risks, thereby removing the volatility associated with these risks from the clients’ financial statements, and then manage those risks and the risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate.

See the Executive Overview, Key Financial Measures and Other Key Issues of Management in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates at March 31, 2008 have not changed materially compared to December 31, 2007. See the Company’s Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and fair value measurements.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II in the Company’s 2007 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended March 31, 2008 and 2007, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net favorable reserve development for the Company’s Non-life segment for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Prior year net favorable loss development:
Non-life segment
U.S.	$16	$12
Global (Non-U.S.) P&C	58	40
Global (Non-U.S.) Specialty	33	59
Catastrophe	10	11

Total prior year loss development	$117	$122

The net favorable loss development on prior accident years of $117 million and $122 million recorded in the first three months of 2008 and 2007, respectively, resulted from a reassessment of approximately $87 million and $100 million, respectively, of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected, and from approximately $30 million and $22 million, respectively, related to change in exposure due to downward premium adjustments.

For a discussion of prior year net favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded as of March 31, 2008 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$687	$128	$1,767	$2,582	$(30)	$2,552
Global (Non-U.S.) P&C	1,401	17	1,290	2,708	(47)	2,661
Global (Non-U.S.) Specialty	977	29	1,004	2,010	(58)	1,952
Catastrophe	98	147	28	273	—	273

Total Non-life	$3,163	$321	$4,089	$7,573	$(135)	$7,438

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of March 31, 2008. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no assurance that the final settlement of the loss reserves will fall within these ranges.

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at March 31, 2008, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life segment loss reserves:
U.S.	$2,552	$2,828	$1,931
Global (Non-U.S.) P&C	2,661	2,815	2,296
Global (Non-U.S.) Specialty	1,952	2,055	1,685
Catastrophe	273	286	240

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Beginning in 2007, the industry started to recognize an increased likelihood of losses associated with sub-prime mortgage related risk exposures. The majority of the Company’s underwriting exposure related to this issue, if any, arises from business written in U.S. specialty casualty, primarily directors and officers exposures, during the underwriting years 2005, 2006 and 2007. The Company also has potential exposure, to a lesser extent, to this issue arising from business written in U.S. surety and Global (Non-U.S.) specialty casualty. Given the information available to date, ultimate losses from this event, if any, cannot be estimated by standard actuarial techniques. To estimate a range of potential losses, the Company performed analyses based on information received from cedants at the time the exposed business was written, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed more directly to sub-prime mortgages, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of possible ultimate liabilities.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II in the Company’s 2007 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company for the longevity and mortality lines.

The Life segment reported net adverse development on prior accident years during the three months ended March 31, 2008 of $5 million, primarily due to certain GMDB treaties where the payout was linked to the performance of the underlying capital markets. For the three months ended March 31, 2007, the Life segment reported net favorable development of $7 million on prior accident years predominately due to net favorable reserve development on traditional mortality products, partially offset by net adverse development in the longevity line.

Fair Value Measurements

Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. SFAS 157 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement.

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 inputs – Unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange and exchange traded derivatives, such as futures and options that are actively traded.

•

Level 2 inputs – Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; Organization for Economic Co-operation and Development Sovereign Treasury bonds; corporate and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (“ABS”); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency options, equity put and call options, interest rate swaps and credit default swaps.

•	Level 3 inputs – Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; private ABS; credit linked notes; loans receivable; total return swaps and weather derivatives.

Following the adoption of SFAS 157, there have been no material changes in the Company’s valuation techniques.

At March 31, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,364,199	$11,682	$10,375,881
Short-term investments, trading securities.	—	144,051	—	144,051
Equities, trading securities	845,876	215,651	38,685	1,100,212
Other invested assets	—	12,260	89	12,349

Total	$845,876	$10,736,161	$50,456	$11,632,493

At March 31, 2008, the aggregate carrying amounts of items included in Other invested assets in the Condensed Consolidated Balance Sheet that the Company did not measure at fair value were $58.5 million, which primarily related to the Company’s investments that are accounted for using the equity method of accounting.

Fixed maturities and short-term investments

Substantially all of the Company’s fixed maturities and short-term investments are categorized as Level 2 within the SFAS 157 hierarchy. The Company receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. The independent pricing sources (which include Merrill Lynch Index, Citigroup Index, and Interactive Data Corp.) obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair market value. When fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. In instances where the quoted external price for a security uses significant unobservable inputs, the Company will categorize that security as Level 3. For all fixed maturity investments the bid price is used for estimating fair value.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices which are considered not to be representative of fair value. The Company also reviews an internally generated fixed maturity price validation report which converts prices received for fixed maturity investments from the independent pricing sources and from broker-dealers quotes and plots option adjusted spreads (OAS) and duration on a sector and rating basis. The OAS is calculated using established algorithms developed by an independent risk analytics platform vendor. The OAS on the fixed maturity price validation report are compared for securities in a similar sector and having a similar rating and outliers are identified and investigated for price reasonableness. In addition, the Company completes quantitative analyses to compare the performance of each fixed maturity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Equities

Substantially all of the Company’s equities are categorized as either Level 1 or Level 2 within the SFAS 157 hierarchy. For equities categorized as Level 1, the Company receives prices based on closing exchange prices from independent pricing sources to measure fair values. Equities categorized as Level 2 are generally mutual funds invested in securities other than the common stock of publicly traded companies (such as emerging market debt funds or bank loan funds). These funds provide daily net asset values which the Company uses in determining fair value for these investments. For funds where the net asset value is not provided on a daily basis, the asset is classified as Level 3.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps and credit default swaps are categorized as Level 2 within the SFAS 157 fair value hierarchy. Included within the Company’s Level 3 categorization are total return swaps, weather derivatives, private placement equity and private placement asset backed securities. The Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and use appropriate discount rates.

To validate prices, the Company will compare them to benchmarks where appropriate, or to the business results generally within that asset class and specifically to those particular assets.

In addition, the fair value measurements of all investments categorized as Level 3 within the SFAS 157 hierarchy are presented to, and independently peer reviewed by, an internal valuation committee that the Company has established.

Fair Value Option

Effective January 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Following the election of the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

Under the provisions of SFAS 159, the Company elected the fair value option for all of its fixed maturities, short-term investments, equities and other invested assets (including swaps and derivatives but excluding certain other invested assets, such as those that are accounted for using the equity method of accounting).

On adoption of SFAS 159, the Company recorded a cumulative effect adjustment of $106.0 million, net of taxes, which decreased accumulated other comprehensive income and increased opening retained earnings as of January 1, 2008. The adoption did not have any impact on the Company’s consolidated net income, shareholders’ equity nor its comprehensive income.

Following the adoption of SFAS 159, all of the Company’s fixed maturities, short-term investments and equities that were previously classified as available for sale securities, as well as other invested assets are reported as trading securities. Trading securities are carried at fair value with changes in fair value included in net realized investment gains and losses in the Condensed Consolidated Statements of Operations. As a consequence, the Company is no longer required to perform an analysis of its investments for other-than-temporary impairment.

Results of Operations—for the Three Months Ended March 31, 2008 and 2007

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s 2007 Annual Report on Form 10-K for the Company’s most recently published risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(j) to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business, were as follows:

•	the U.S. dollar weakened, on average, against most currencies in the first three months of 2008 compared to the same period in 2007; and

•	the U.S. dollar weakened against the euro and other currencies, except for the Canadian dollar and the British pound, at March 31, 2008 compared to December 31, 2007.

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

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2008 and 2007 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Net income	$129	(24)%	$169
Less: preferred dividends	9	—	8

Net income available to common shareholders	$120	(25)	$161
Diluted net income per share	$2.16	(22)	$2.76

The decline in net income, net income available to common shareholders and diluted net income per share for the first three months of 2008 compared to 2007 resulted primarily from a lower Non-life underwriting result, which was primarily due to higher mid-sized losses, non-recurring tax charges of $46 million due to asset transfers between various subsidiaries and branches relating to the Company’s reorganization on January 1, 2008, partially offset by a lower level of large catastrophe losses, higher net realized investment gains and higher net investment income. These items are discussed in the following section Review of Net Income.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment results and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held, principal finance and insurance-linked securities transactions. Net realized investment gains and losses includes the sales of the Company’s fixed income and equity investments and other net realized gains and losses, changes in net unrealized gains and losses in 2008 and other-than-temporary impairment charges in 2007. Interest in earnings of equity investments includes the Company’s strategic investments, including ChannelRe Holdings. Other components of net income include other income or loss, other operating expenses, interest expense, net foreign exchange gains and losses and income tax expense.

The components of net income for the three months ended March 31, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Underwriting result:
Non-life	$60	(46)%	$110
Life	(11)	141	(4)
Investment result:
Net investment income	137	15	119
Net realized investment gains	25	NM	1
Interest in earnings of equity investments	1	(63)	3
Corporate and Other:
Technical result	2	NM	—
Other income (loss)	—	NM	(1)
Other operating expenses	(26)	27	(21)
Interest expense	(12)	(12)	(14)
Net foreign exchange losses	(4)	13	(4)
Income tax expense	(43)	115	(20)

Net income	$129	(24)	$169

NM: not meaningful

Underwriting result is a key measurement that the Company uses to manage and evaluate its Non-life and Life segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income separately and in the aggregate. Underwriting result should not be considered a substitute for net income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

The underwriting result for the Non-life segment decreased by $50 million, from $110 million in the first three months of 2007 to $60 million in 2008. The decrease was principally attributable to:

•	a decrease of approximately $83 million resulting from a higher frequency of mid-sized losses and normal fluctuations in profitability between periods generally, given the softening market conditions;

•	an increase in other operating expenses of $6 million; and

•

a decrease of $5 million in net favorable development on prior accident years, from $122 million in the first three months of 2007 to $117 million in the first three months of 2008. The net favorable loss development of $117 million resulted from a reassessment of approximately $87 million of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, and from approximately $30 million related to change in exposure due to negative premium adjustments. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; partially offset by

•	a decrease in the level of large catastrophic losses of $44 million, net of reinstatement premiums, relating to European windstorm Kyrill.

Underwriting result for the Life segment decreased from a loss of $4 million in the first three months of 2007 to a loss of $11 million in the first three months of 2008 due to a decrease of $12 million in net prior year reserve development between 2007 and 2008 and higher operating expenses, partially offset by an increase in net premiums earned primarily due to the growth in the mortality line.

The Company reported net investment income of $137 million in the first three months of 2008 compared to $119 million in the first three months of 2007. The 15% increase in net investment income is primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations and from higher reinvestment rates on corporate bonds since March 31, 2007. Higher average foreign exchange rates also contributed 3% of the increase as a result of the weakening of the U.S. dollar, on average, in the three months ended March 31, 2008 compared to the same period in 2007.

Net realized investment gains increased by $24 million, from $1 million in the first three months of 2007, to $25 million in the same period of 2008, mainly due to higher net realized gains on fixed maturities, partially offset by net realized losses on equities. Realized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates and equity market conditions. The Company adopted SFAS 159 effective January 1, 2008. Prior to the adoption of SFAS 159, unrealized gains and losses, net of taxes, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized gains and losses are recorded in net realized investment gains in the Consolidated Statements of Operations. See Net Realized Investment Gains in Corporate and Other below for more details on net realized gain and loss activity.

Interest in the results of equity investments decreased from income of $3 million in the first three months of 2007 to $1 million in the first three months of 2008. See the discussion in Corporate and Other below for more details.

Technical result and other income (loss) are from principal finance transactions and insurance-linked securities. The increase of $2 million in the technical result for the first three months of 2008 compared to 2007 resulted primarily from the insurance-linked securities line, which had a technical result of $2 million in the first three months of 2008, compared to break even in the same period in 2007.

Other operating expenses in Corporate and Other increased by $5 million from $21 million during the first three months of 2007 to $26 million in the first three months of 2008. The increase was primarily due to an increase in stock-based compensation expense, related to annual awards granted to employees eligible for retirement, which are fully expensed on the grant date under SFAS 123(R) “Share-Based Payment” and also generally due to operating expenses denominated in currencies that have appreciated against the U.S. dollar, which were converted into U.S. dollars at higher average exchange rates, contributing 5% to the increase in other operating expenses.

Interest expense decreased by $2 million in the first three months of 2008 compared to the same period in 2007 due to lower interest expense on the Company’s $400 million floating-rate long-term debt.

Net foreign exchange losses remained relatively flat for the first three months of 2008 compared to the same period of 2007. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report. The largest component of the net foreign exchange losses during the first three months of 2008 was the impact of the currency movements of unhedged securities against the functional currencies of the Company’s subsidiaries or branches. Also included within the net foreign exchange line are forward points paid, reflecting the interest rate differential between currencies bought and sold against the U.S. dollar and Euro.

Income tax expense was $43 million in the first three months of 2008 compared to $20 million in the prior year period, primarily due to non-recurring tax charges of $46 million in the first quarter of 2008, resulting from asset transfers between the various subsidiaries and branches relating to the Company’s reorganization on January 1, 2008. The restructuring of the European operations is expected to result in a more tax efficient corporate structure and a lower effective tax rate going forward. Excluding the impact of the reorganization, the Company generated a net tax benefit of $3 million, which was largely driven by net foreign exchange losses on local tax balance sheets due to the weakening of the U.S. dollar in the first three months of 2008 compared to the same period in 2007.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See Note 18 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for additional information concerning the Company’s segments and sub-segments.

As a result of organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. The comparative segment data that was previously presented in the Company’s Form 10-Q for the three months ended March 31, 2007 has been recast to conform to the current presentation.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the first three months of 2008 compared to the same period in 2007, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 48% and 49% of net premiums written in this sub-segment in the first three months of 2008 and 2007, respectively. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Gross premiums written	$332	12%	$296
Net premiums written	332	13	295
Net premiums earned	$266	20	$221
Losses and loss expenses	(171)	25	(137)
Acquisition costs	(66)	16	(57)

Technical result(1)	$29	9	$27
Loss ratio(2)	64.2%		62.0%
Acquisition ratio(3)	24.9		25.9

Technical ratio(4)	89.1%		87.9%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 24% and 23% of total net premiums written in the first three months of 2008 and 2007, respectively. Gross and net premiums written and net premiums earned increased by 12%, 13% and 20%, respectively, in the first three months of 2008 compared to 2007. The increases resulted primarily from the growth in the Company’s agriculture line of business, which benefited from increased opportunities, pricing and demand. Due to the increased opportunities in the agriculture line, the Company bound approximately $285 million of annual net premiums, and recorded $55 million in net premiums written in the first quarter of 2008 compared to $11 million in the same period of 2007. The growth in the premiums written in the agriculture line of business increases the Company’s exposure to commodity price risk for crops, drought and other agricultural risks. Net premiums written also increased in the property and casualty lines, but were more than offset by decreases in all other lines of business due to higher cedant retentions. The increase in net premiums earned of 20% during the first three months of 2008 compared to 2007 was greater than the increase in net premiums written of 13% due to $7 million lower downward net premium earned adjustments in 2008 compared to 2007. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first three months of 2008 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $16 million, or 5.9 points on the loss ratio of this sub-segment; and c) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned. The net favorable loss development of $16 million included net favorable development for prior accident years in all lines of business, with the exception of property and motor lines, which combined experienced net adverse loss development for prior accident years of $3 million. Loss information provided by cedants during the first three months of 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios primarily for all lines of business (increased for property and motor lines), which had the net effect of decreasing (increasing for property and motor lines) prior year loss estimates.

The 2007 losses and loss expenses and loss ratio reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years in the amount of $12 million, or 5.8 points on the loss ratio; and c) a decrease in the book of business. The net favorable loss development of $12 million included net favorable development in all lines of business except the property line, which had a net adverse development of $4 million.

The increase of $34 million in losses and loss expenses from the first three months of 2008 compared to 2007 included:

•

an increase in losses and loss expenses of approximately $38 million resulting from a combination of the increase in the book of business and exposure and normal fluctuations in profitability between periods; which was partially offset by

•	an increase of $4 million in net favorable prior year development.

Acquisition costs and acquisition ratio

The acquisition costs increased in the first three months of 2008 compared to 2007 as a result of higher net premiums earned. The slight decrease in acquisition ratio in the first three months of 2008 compared to 2007 was a result of positive profit commission adjustments reported by cedants, partially offset by a modest shift between lines of business in the first three months of 2008 compared to 2007.

Technical result and technical ratio

The increase of $2 million in the technical result in the first three months of 2008 compared to the first three months of 2007 was primarily attributable to an increase in net favorable prior year development of $4 million, partially offset by a decrease of $2 million resulting from normal fluctuations in profitability between periods. The increase in technical ratio in the first three months of 2008 compared to the first three months of 2007 was primarily attributable to declines in pricing for most lines of business, which are reflected in the Company’s loss ratio picks and to a modest shift in the mix of business including a shift from non-proportional to proportional business.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is comprised of short-tail business, in the form of property and proportional motor business, that represented 76% and 72% of net premiums written for this sub-segment in the first three months of 2008 and 2007, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Gross premiums written	$375	13%	$332
Net premiums written	373	12	332
Net premiums earned	$201	14	$177
Losses and loss expenses	(147)	25	(118)
Acquisition costs	(52)	14	(46)

Technical result	$2	(89)	$13
Loss ratio	73.4%		66.8%
Acquisition ratio	25.9		25.9

Technical ratio	99.3%		92.7%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 26% of total net premiums written for the first three months of 2008 and 2007. The increase in gross and net premiums written in the first three months of 2008 resulted from all lines of business in this sub-segment, while the increase in net premiums earned resulted from the property and casualty lines, partially offset by a decrease in the motor line. The increase in net premiums written and net premiums earned is primarily due to the acquisition of the renewal rights of the international reinsurance business of the French Monceau Group in 2007, partially offset by the impact of increased cedant retentions and greater downward net premiums earned adjustments of $20 million reported by cedants in the first quarter of 2008 compared to the same period in 2007. The weakening of the U.S. dollar, on average, during the first three months of 2008 compared to the same period in 2007 contributed to the increase in premiums in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. The foreign exchange fluctuations contributed 10% to the increase in gross and net premiums written and net premiums earned. Notwithstanding the increased competition, declines in pricing and the increased risk retention by cedants prevailing in the lines of business and markets of this sub-segment, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first three months of 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses mainly in the property line of business; c) net favorable loss development on prior accident years of $58 million, or 28.7 points on the loss ratio; and d) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $58 million included net favorable development in all lines of business, but was most pronounced in the property line, and was primarily due to favorable loss emergence, as losses reported by cedants during the first three months of 2008 for prior accident years were lower than the Company expected. Loss information provided by cedants in the first three months of 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the first three months of 2007 reflected a) losses related to European windstorm Kyrill of $13 million, or 7.1 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $40 million, or 22.6 points on the loss ratio; and c) a decrease in the book of business and exposure. The net favorable loss development of $40 million included net favorable development in all lines.

The increase of $29 million in losses and loss expenses from the first three months of 2008 to 2007 included:

•

an increase in losses and loss expenses of approximately $60 million resulting from a combination of a higher level of mid-sized losses, modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods; and was partially offset by

•	an increase of $18 million in net favorable prior year development; and

•	a decrease of $13 million in large catastrophic losses.

Acquisition costs and acquisition ratio

The acquisition costs increased in the first three months of 2008 compared to 2007 as a result of higher net premiums earned. The acquisition ratio remained flat reflecting a consistent distribution of net premiums earned between the lines of business in this sub-segment in the first three months of 2008 compared to 2007.

Technical result and technical ratio

The decrease of $11 million in technical result and corresponding increase in technical ratio from the first three months of 2007 to 2008 was primarily explained by a decrease of $42 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability between periods, partially offset by higher net premiums earned, an increase of $18 million in net favorable prior year development and a decrease of $13 million in large catastrophic losses.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 23% and 26% of the net premiums written in the first three months of 2008 and 2007 in this sub-segment, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 58% and 55% of the net premiums written, while specialty casualty is considered to be long-tail and represented 19% and 19% of the net premiums written in this sub-segment in the first three months of 2008 and 2007, respectively.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Gross premiums written	$354	16%	$305
Net premiums written	333	17	284
Net premiums earned	$219	(1)	$220
Losses and loss expenses	(148)	49	(99)
Acquisition costs	(54)	(5)	(57)

Technical result	$17	(74)	$64
Loss ratio	67.7%		45.1%
Acquisition ratio	24.6		25.9

Technical ratio	92.3%		71.0%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 24% and 22% of total net premiums written in the first three months of 2008 and 2007, respectively. Gross and net premiums written increased by 16% and 17%, respectively, in the first three months of 2008 compared to the same period in 2007. The increase resulted from most lines of business, with the exception of agriculture and energy, which decreased in the first three months of 2008 compared to 2007. The decrease in net premiums earned during the first three months of 2008 compared to 2007 was primarily from timing differences in the recognition of premiums due to the risks covered under specific contracts. The weakening of the U.S. dollar, on average, in 2008 compared to 2007 contributed significantly to the increase in premiums, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations contributed 8% to the increase in gross and net premiums written and 7% to net premiums earned. Notwithstanding the increased competition, declines in pricing and the increased risk retention by cedants prevailing in certain lines and markets of this sub-segment, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first three months of 2008 for this sub-segment reflected a) no large catastrophic losses; b) a higher level of mid-sized losses and c) net favorable loss development on prior accident years in the amount of $33 million, or 15.0 points on the loss ratio. The net favorable development of $33 million reported in the first three months of 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the energy line, which included net adverse loss development for prior accident years of $10 million. Loss information provided by cedants in the first three months of 2008 for prior accident years were lower than the Company expected (higher for the energy line) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business with the exception of the energy line, which had the net effect of decreasing (increasing for the energy line) the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the first three months of 2007 for this sub-segment reflected a) losses related to European windstorm Kyrill of $7 million, or 3.2 points on the loss ratio; and b) net favorable loss development on prior accident years in the amount of $59 million, or 26.8 points on the loss ratio. The net favorable loss development of $59 million reported in the first three months of 2007 included net favorable development in all lines of business.

The increase of $49 million in losses and loss expenses for the first three months of 2008 compared to the same period in 2007 included:

•	a decrease of $26 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $30 million resulting from a combination of a higher level of mid-sized losses, modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods; and was partially offset by

•	a decrease of $7 million in large catastrophic losses.

Acquisition costs and acquisition ratio

The decrease in acquisition costs and acquisition ratio in the first three months of 2008 compared to 2007 is primarily due to sliding scale and profit commission adjustments which were recorded in the credit/surety line of business in the first three months of 2007.

Technical result and technical ratio

The decrease of $47 million in the technical result and corresponding increase in the technical ratio from the first three months of 2007 to 2008 was explained by a decrease of $26 million in net favorable prior year development and a decrease of $28 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability between periods, partially offset by a decrease of $7 million in large catastrophic losses.

Catastrophe

The Catastrophe sub-segment writes business predominantly on non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Gross premiums written	$198	(7)%	$212
Net premiums written	198	(7)	212
Net premiums earned	$77	(18)	$94
Losses and loss expenses	(2)	(95)	(29)
Acquisition costs	(7)	(28)	(10)

Technical result	$68	23	$55
Loss ratio	2.0%		30.6%
Acquisition ratio	9.1		10.3

Technical ratio	11.1%		40.9%

Premiums

The Catastrophe sub-segment represented 14% and 17% of total net premiums written in the first three months of 2008 and 2007, respectively. Gross and net premiums written decreased by 7% and net premiums earned decreased by 18% in 2008 compared to 2007. The decrease in net premiums written in the first three months of 2008 compared to the same period in 2007 was primarily the result of increased competition and declines in pricing. The decrease in net premiums earned in the first three months of 2008 compared to the same period in 2007 was primarily the result of the refinement of the application of the Company’s methodology related to its U.S. wind earnings pattern in 2007, which contributed a positive impact on net premiums earned of $10 million in the first three months of 2007. In addition, cedants reported lower downward net premiums earned adjustments of $5 million in the first three months of 2008 compared to the same period of 2007. The weakening of the U.S. dollar, on average, in 2008 compared to 2007 partially offset the decrease in premiums in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations increased gross and net premiums written by 6% and contributed 5% to the increase in net premiums earned.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the first three months of 2008 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years in the amount of $10 million, or 13.7 points on the loss ratio; and c) a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned. The net favorable loss development of $10 million reported in the first three months of 2008 was primarily due to favorable loss emergence, as losses reported by cedants in the first three months of 2008 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the first three months of 2007 for this sub-segment reflected a) losses related to European windstorm Kyrill of $26 million, or 27.8 points on the loss ratio; and b) net favorable loss development on prior accident years in the amount of $11 million, or 12.0 points on the loss ratio.

The decrease of $27 million in losses and loss expenses for the first three months of 2008 compared to the same period in 2007 included:

•	a decrease of $26 million in large catastrophic losses; and

•

a decrease in losses and loss expenses of approximately $2 million resulting from a combination of a decline in the book of business and exposure, and normal fluctuations in profitability between periods; and was partially offset by

•	a decrease of $1 million in net favorable prior year development.

Acquisition costs and acquisition ratio

The decrease in acquisition costs and acquisition ratio in the first three months of 2008 compared to 2007 was primarily due to higher acquisition costs in the first three months of 2007 from profit commission adjustments and to the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned.

Technical result and technical ratio

The increase of $13 million in the technical result and corresponding decrease in the technical ratio in the first three months of 2008 compared to 2007 was primarily explained by a decrease of $24 million (net of $2 million of reinstatement premiums) in large catastrophic losses, partially offset by a decrease of $1 million in net favorable prior year development and a decrease of $10 million in net premiums earned due to the refinement of the application of the Company’s methodology related to its U.S. wind earnings pattern in 2007.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Gross premiums written	$174	12%	$157
Net premiums written	170	15	148
Net premiums earned	$145	12	$130
Life policy benefits	(122)	27	(96)
Acquisition costs	(25)	(19)	(31)

Technical result	$(2)	NM	$3
Other operating expenses	(9)	25	(7)
Net investment income	13	11	11

Allocated underwriting result(1)	$2	(71)	$7

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 12% of total net premiums written in the first three months of 2008 and 2007. The increases in gross and net premiums written and net premiums earned during 2008 compared to the same period in 2007 resulted from an increase in all lines of business. Growth in the mortality line resulted from intrinsic growth in the business written by the Company’s cedants, which resulted in more volume ceded to the Company on existing treaties, and new business generated by the Company. The premium comparison was also affected by a negative premium adjustment of $8 million reported by a cedant for a longevity treaty in the first three months of 2007, the impact of which is partially offset by the non-renewal of a large longevity treaty in the first three months of 2008. In addition, the U.S. dollar weakened, on average, in the first three months of 2008 and premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. The foreign exchange fluctuations contributed 10% to the increase in gross and net premiums written and 9% to net premiums earned.

Life policy benefits

Life policy benefits increased by $26 million in the first three months of 2008 compared to the same period in 2007. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 12% increase in net premiums earned for this segment. The comparison was also affected by a reduction of life policy benefits of $15 million reported by a cedant for a longevity treaty in the first three months of 2007. Life policy benefits in the first three months of 2008 included net adverse prior year reserve development of $5 million in the mortality line compared to net favorable prior year reserve development of $7 million in the first three months of 2007. The net adverse development in the first three months of 2008 was primarily from the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. The net favorable development in the first three months of 2007 was due to the receipt of additional reported loss information from cedants.

Acquisition costs

The decrease in acquisition costs in the first three months of 2008 compared to the same period in 2007 was primarily attributable to an increase of $5 million in acquisition costs reported by a cedant for a longevity treaty in the first three months of 2007 and to a modest shift in the mix of business.

Net investment income

Net investment income for this segment increased by $2 million for the first three months of 2008 compared to the same period in 2007 primarily as a result of a negative adjustment of $3 million to the net investment income reported by a cedant for a longevity treaty in the first three months of 2007.

Allocated underwriting result

The decrease of $5 million in allocated underwriting result in the first three months of 2008 compared to the same period in 2007 was primarily explained by the increase in net adverse prior year development of $12 million and higher operating expenses of $2 million, partially offset by lower negative premium and acquisition costs adjustments and an increase in net investment income of $2 million.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2008 and 2007 was as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Non-life
Property and casualty
Casualty	16%	16%
Property	21	20
Motor	6	7
Multiline and other	2	5
Specialty
Agriculture	5	2
Aviation/Space	3	2
Catastrophe	14	17
Credit/Surety	5	5
Engineering	4	3
Energy	1	1
Marine	3	3
Specialty casualty	5	4
Specialty property	3	3
Life	12	12

Total	100%	100%

There were modest shifts in the distribution of net premiums written by line and segment between the three months ended March 31, 2008 and 2007, which reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties or the shift in treaty structure. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Agriculture: the increase in premiums resulted principally from the growth in the Company’s agriculture line of business in its U.S. sub-segment, which benefited from increased opportunities, pricing and demand.

•

Multiline and other: the decrease in premiums resulted principally from timing differences in the recognition of premiums and lower positive premium adjustments reported by cedants in the first three months of 2008 than in the same period in 2007.

•	Catastrophe: the decrease in net premiums written is primarily due to prevailing market conditions, increased competition, declines in pricing and increased risk retention by cedants.

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

The distribution of gross premiums written by type of treaty for the three months ended March 31, 2008 and 2007 was as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Non-life Segment
Proportional	46%	40%
Non-Proportional	39	44
Facultative	3	4
Life Segment
Proportional	9	10
Non-Proportional	3	2

Total	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The increase in the percentage of proportional gross premiums written for the Non-life segment in the first three months of 2008 compared to the same period in 2007 resulted primarily from the growth in the Company’s agriculture line of business in its U.S. sub-segment. The decrease in the percentage of non-proportional gross premiums written for the Non-life segment was mainly due to a reduction in catastrophe premiums written as a result of increased competition and cedant retention.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended March 31, 2008 and 2007 was as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Europe	52%	50%
North America	36	38
Asia, Australia and New Zealand	5	6
Latin America, Caribbean and Africa	7	6

Total	100%	100%

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

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by source for the three months ended March 31, 2008 and 2007 was as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Broker	70%	68%
Direct	30	32

The distribution of gross premiums written was comparable between both periods.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months ended March 31, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Fixed maturities	$120	27%	$95
Equities	8	(17)	10
Short-term investments, trading securities, cash and cash equivalents (1)	6	(55)	14
Funds held and other	9	46	6
Investment expenses	(6)	10	(6)

Net investment income	$137	15	$119

(1)	The Company adopted SFAS 159 effective January 1, 2008. Included within net investment income from fixed maturities and equities for the three months ended March 31, 2008 is net investment income on the Company’s securities that were previously classified as trading, prior to the adoption of SFAS 159. The net investment income from such securities for the first three months of 2007 was $1 million.

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Results by Segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Net investment income increased in the first three months of 2008 compared to 2007 for the following reasons:

•

an increase in net investment income from fixed maturities due to an increase in the asset base resulting from the reinvestment of cash flows from operations, higher reinvestment rates on corporate bonds during the first three months of 2008 compared to the first three months of 2007, and the net investment income on the Company’s securities that were previously classified as trading, prior to the adoption of SFAS 159;

•

an increase in net investment income on funds held as a result of a negative adjustment of $3 million in funds held income reported by a cedant for a longevity treaty in the first three months of 2007; and

•	the weakening of the U.S. dollar, on average, in the first three months of 2008 compared to the same period in 2007 contributed 3% of the increase in net investment income; partially offset by

•

a decrease in net investment income from equities due to the reduction of equity exposures during 2007 and lower dividends received on equity securities during the first three months of 2008 compared to the first three months of 2007; and

•

a decrease in net investment income from short-term investments, trading securities, and cash and cash equivalents due to the investment of cash and cash equivalents in fixed maturities in the first three months of 2008 and the reclassification of net investment income on securities that were previously classified as trading prior to the adoption of SFAS 159, which are now included within net investment income from fixed maturities and equities.

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

Proceeds from the sale of investments for the three months ended March 31, 2008 and 2007 were $2,239 million and $1,402 million, respectively. Realized investment gains and losses on fixed maturities, short-term investments and equities for the three months ended March 31, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Gross realized gains	$68	$29
Gross realized losses excluding other-than-temporary impairments	(49)	(19)
Other-than-temporary impairments	—	(10)

Total net realized investment gains on fixed maturities, short-term investments and equities	$19	$—

The components of net realized investment gains or losses for the three months ended March 31, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Net realized investment gains (losses) on fixed maturities and short-term investments, excluding other-than-temporary impairments	$45	$(5)
Net realized investment (losses) gains on equities, excluding other-than- temporary impairments	(26)	15
Other-than-temporary impairments	—	(10)
Net realized investment gains on trading securities	—	14
Change in net unrealized investment losses on trading securities	—	(16)
Net realized and unrealized investment losses on equity securities sold but not yet purchased	—	(3)
Net realized and unrealized investment gains on designated hedging activities	—	2
Net realized and unrealized gains on other invested assets	21	1
Change in net unrealized investment losses on securities subject to the fair value option under SFAS 159	(15)	—
Other realized and unrealized investment gains	—	3

Total net realized investment gains	$25	$1

Realized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates and equity market conditions.

The Company adopted SFAS 159 effective January 1, 2008. Prior to the adoption of SFAS 159, unrealized gains and losses, net of taxes, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized gains and losses are recorded in net realized investment gains in the Consolidated Statements of Operations. The net realized gains and losses on securities previously classified as trading have been recorded within the related investment classification (fixed maturities or equities) beginning in 2008, and the change in net unrealized investment gains and losses on such securities are included in change in net unrealized investment losses on securities subject to the fair value option under SFAS 159. Following the adoption of SFAS 159, the Company is no longer required to determine whether its investments are impaired and is no longer required to record other-than-temporary impairment charges, as changes in market value are now recorded in net income.

The Company utilizes derivative financial instruments as part of its overall currency risk management strategy to hedge the fair value of certain fixed income securities that were previously classified as available for sale. Prior to the adoption of SFAS 159 on January 1, 2008, these derivatives were designated as fair value hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and changes in the fair values of these derivatives and the hedged item related to foreign currency were recognized in net realized investment gains and losses in the Consolidated Statement of Operations. As a result of adopting SFAS 159, and in accordance with SFAS No. 133, changes in the fair values of these securities are recognized in net realized investment gains and losses, while changes in fair value of the foreign currency derivatives are recognized in net foreign exchange gains and losses in the Consolidated Statement of Operations.

Net realized and unrealized gains on other invested assets were $21 million in the first three months of 2008, of which $23 million was net realized gains and $2 million was net unrealized losses, compared to $1 million for the same period in 2007. The increase resulted primarily from the increase of $16 million in net realized and unrealized gains on treasury futures and an increase of $5 million in net realized and unrealized gains on credit default swaps recorded in the first three months of 2008 compared to the same period in 2007.

As described above, the change in net unrealized investment losses on securities subject to the fair value option was the result of the adoption of SFAS 159. The change in unrealized losses was due to a change in unrealized losses on equities of $89 million, partially offset by a change in unrealized gains on fixed maturities and short-term investments of $74 million.

Interest in Earnings of Equity Investments

Earnings from the Company’s interest in the results of equity investments amounted to $1 million for the first three months of 2008, compared to $3 million in the same period of 2007.

The interest in earnings of equity investments in the first quarter of 2008 related to private placement investments and limited partnerships in which the Company has more than a minor interest. Included in the interest in the results of equity investments for the three months ended March 31, 2008 and 2007 was $nil and $3 million, respectively, related to the Company’s share of the results of ChannelRe Holdings. At March 31, 2008 and December 31, 2007, the value of the Company’s investment in ChannelRe Holdings was $nil.

See Note 8 to Condensed Consolidated Financial Statements in Item 1 above for a discussion on ChannelRe Holdings.

Technical Result and Other Income (Loss)

Technical result and other income (loss) included in Corporate and Other are from principal finance transactions and insurance-linked securities. The increase of $2 million in the technical result for the first three months of 2008 compared to 2007 resulted primarily from the insurance-linked securities line, which had a technical result of $2 million in the first three months of 2008, compared to break even in the same period in 2007.

Other Operating Expenses

Other operating expenses were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2008	% Change 2008 over 2007	For the three months ended March 31, 2007
Other operating expenses	$92	17%	$79

Other operating expenses represent 10.1% and 9.4% of net premiums earned (both life and non-life) for the first three months of 2008 and 2007, respectively. Other operating expenses included in Corporate and Other were $26 million and $21 million for the first three months of 2008 and 2007, respectively, of which $22 million and $18 million are related to corporate activities for 2008 and 2007, respectively.

The increase in operating expenses of 17% in the first three months of 2008 compared to the same period in 2007 consisted primarily of increases in personnel costs of $12 million, including salaries, annual incentives and stock-based compensation expense. Included in the increase of $12 million in personnel costs was $4 million related to stock-based compensation expense primarily due to annual awards granted to employees eligible for retirement, which are fully expensed on the grant date under SFAS 123(R). The weakening of the U.S. dollar, on average, in the first three months of 2008 compared to the same period in 2007 contributed 5% to the increase in other operating expenses.

Financial Condition, Liquidity and Capital Resources

See the Company’s Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion of financial condition, liquidity and capital resources at March 31, 2008 focuses only on material changes from December 31, 2007.

Investments

Total investments and cash were $12.2 billion at March 31, 2008, compared to $11.6 billion at December 31, 2007. The major factors influencing the increase in the three-month period ended March 31, 2008 were:

•	net cash provided by operating activities of $297 million;

•

increase in the market value of the investment portfolio (realized and unrealized) of $4 million resulting from an increase in the fixed maturity portfolio of $119 million offset by a decrease in the equity portfolio of $115 million;

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $280 million; and

•	increase in net payable for securities purchased of $82 million; offset by

•

net payment for the Company’s common shares of $13 million resulting from the repurchase of common shares of $15 million under the Company’s share repurchase program, partially offset by $2 million related to the issuance of common shares under the Company’s equity plans; and

•	dividend payments on common and preferred shares totaling $34 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At March 31, 2008, the liability funds totaled $7.4 billion and were comprised of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $5.0 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Effective January 1, 2008, the Company adopted SFAS 159. As a result of the adoption of SFAS 159, fixed maturities, short-term investments and equities that were previously classified as available for sale were reclassified as trading securities. The market value of investments classified as trading securities was $11.6 billion at March 31, 2008. Trading securities are carried at fair value with changes in fair value included in net realized investment gains and losses in the Condensed Consolidated Statements of Operations. As a consequence, the Company is no longer required to perform an analysis of its investments for other-than-temporary impairment.

At March 31, 2008, approximately 97% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% of the Company’s fixed income securities were publicly traded.

The average duration of the Company’s investment portfolio was 4.0 years at March 31, 2008 and 3.9 years at December 31, 2007, which closely matches the duration of the Company’s liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury futures at March 31, 2008 allowed the Company to extend the duration of its investment portfolio from 3.9 years to 4.0 years.

Fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 4.4% at March 31, 2008 compared to 4.7% at December 31, 2007, reflecting lower treasury rates in the U.S. and Europe and widening spreads on corporate and mortgage-backed securities.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at March 31, 2008 were as follows (in millions of U.S. dollars):

March 31, 2008	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
—U.S. government	$1,102	$56	$—	$1,158
—other foreign governments	3,027	89	(4)	3,112
—corporate	3,530	66	(63)	3,533
—mortgage/asset-backed securities	2,541	48	(16)	2,573

Total fixed maturities	10,200	259	(83)	10,376
Short-term investments	144	1	(1)	144
Equities	1,170	28	(98)	1,100

Total	$11,514	$288	$(182)	$11,620

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

U.S. government included both U.S. treasuries and agencies of the U.S. government. At March 31, 2008, U.S. treasuries accounted for 95% of this category. Although U.S. treasuries and U.S. agencies are not rated, they are generally considered to have credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At March 31, 2008, 92% of this category was rated AAA, while investment grade government and agency obligations accounted for the remaining 8% of this category. The largest three foreign government issuers (Germany, Canada and France) accounted for 87% of this category at March 31, 2008.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At March 31, 2008, 95% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 64% were rated A- or better. While the ten largest issuers accounted for less than 19% of the corporate bonds held by the Company at March 31, 2008, no single issuer accounted for more than 4% of the total. U.S. bonds comprised 83% of this category at March 31, 2008, and 46% were bonds within the financial sector.

In the mortgage/asset-backed securities category, 87% were U.S. mortgage/asset-backed securities at March 31, 2008. These securities generally have a low risk of default, as substantially all are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at March 31, 2008. The remaining 13% of this category at March 31, 2008 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 85% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments were primarily corporate bond obligations of U.S. corporations.

Publicly traded common stocks (including public exchange traded funds) comprised 77% of equities at March 31, 2008. The majority of the remaining balance was comprised of a $215 million bank loan portfolio, which accounted for 20% of the equities, with the balance in high yield, convertibles and alternative investments. Of the publicly traded common stocks and exchange traded funds, U.S. issuers represented 92% at March 31, 2008. While the ten largest common stocks accounted for 19% of the publicly traded common stocks held by the Company at March 31, 2008, no single common stock issuer accounted for more than 3% of the total. At March 31, 2008, the largest publicly traded common stock exposures of the ten major economic sectors were 17% in consumer non-cyclicals, 14% in industrials and 13% in insurance.

Maturity Distribution

The distribution of fixed maturities and short-term investments at March 31, 2008, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$768	$770
More than one year through five years	3,636	3,692
More than five years through ten years	2,981	3,056
More than ten years	418	429

Subtotal	7,803	7,947
Mortgage/asset-backed securities	2,541	2,573

Total	$10,344	$10,520

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at March 31, 2008:

% of total fixed income securities
Rating Category
AAA	66%
AA	6
A	14
BBB	11
Below investment-grade/unrated	3

100%

Other Invested Assets

At March 31, 2008 the Company had $71 million in other invested assets. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. These assets are reported within other invested assets on the Company’s Condensed Consolidated Balance Sheets, and may result in significant volatility in the Company’s reported net income.

As part of its principal finance activities, the Company has entered into total return and interest rate swaps, which are accounted for as derivative financial instruments. At March 31, 2008 and December 31, 2007, the notional value of the Company’s total return and interest rate swaps was $265 million and $273 million, respectively. The mix of the portfolio has remained unchanged from December 31, 2007, with approximately 56% of the portfolio related to apparel and retail future flow or intellectual property backed transactions, with the rest distributed over a number of generally unrelated risks. At March 31, 2008 and December 31, 2007 approximately 56% of the underlying investments were rated investment-grade. The Company uses internal valuation models to estimate the fair value of these swaps and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates.

As part of the insurance-linked securities line, the Company has entered into various derivatives, for which the underlying risks include parametric weather risks. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. At March 31, 2008 and December 31, 2007, the total net notional value of the Company’s derivatives was $18 million and $39 million, respectively.

At March 31, 2008 and December 31, 2007 the Company had $64 million and $56 million, respectively, in strategic investments. These strategic investments included non-publicly traded companies, private placement equity and bond investments and other specialty asset classes.

As discussed above, the Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury futures was $468 million and $485 million at March 31, 2008 and December 31, 2007, respectively, while the fair value of the futures contracts, recorded in other invested assets, was a net unrealized loss of $1 million and a net unrealized gain of $1 million at March 31, 2008 and December 31, 2007, respectively.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at March 31, 2008 have not changed significantly since December 31, 2007. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events, and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2008. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for additional information concerning losses and loss expenses.

At March 31, 2008 and December 31, 2007, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,573 million and $7,231 million, respectively and net Non-life reserves for unpaid losses and loss expenses of $7,438 million and $7,099 million, respectively. The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2008 (in millions of U.S. dollars):

For the three months ended March 31, 2008
Net liability at December 31, 2007	$7,099
Net incurred losses related to:
Current year	585
Prior years	(117)

468
Net paid losses	(342)
Effects of foreign exchange rate changes	213

Net liability at March 31, 2008	$7,438

The non-life ratio of paid losses to net premiums earned was 45%, while the non-life ratio of paid losses to incurred losses was 73% for the three months ended March 31, 2008, compared to 50% and 93%, respectively for the same period in 2007. The lower non-life ratio of paid losses to incurred losses for the three months ended March 31, 2008 compared to the same period 2007 is due to a higher level of net incurred losses in 2008 due to a high level of mid-sized losses and higher net premiums earned, partially offset by losses related to European windstorm Kyrill in 2007.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Policy Benefits for Life and Annuity Contracts

At March 31, 2008 and December 31, 2007, the Company recorded gross policy benefits for life and annuity contracts of $1,600 million and $1,542 million, respectively and net policy benefits for life and annuity contracts of $1,556 million and $1,499 million, respectively. The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the three months ended March 31, 2008 (in millions of U.S. dollars):

For the three months ended March 31, 2008
Net liability at December 31, 2007	$1,499
Net incurred losses	121
Net paid losses	(107)
Effects of foreign exchange rate changes	43

Net liability at March 31, 2008	$1,556

See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2007 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at March 31, 2008 have not changed materially compared to December 31, 2007.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at March 31, 2008 was $4.5 billion, a 3.5% increase compared to $4.3 billion at December 31, 2007. The major factors contributing to the increase in shareholders’ equity for the three month period ended March 31, 2008 were:

•	net income of $129 million;

•	a $53 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar;

•	a $9 million change in net unrealized gains and losses on investments, net of tax; offset by

•	dividends declared on both the Company’s common and preferred shares of $34 million; and

•

a net decrease of $6 million, due to the repurchase of common shares of $15 million under the Company’s share repurchase program, offset by the issuance of common shares under the Company’s employee equity plans and share-based compensation expense of $9 million.

On January 1, 2008, following the adoption of SFAS 159, the Company reclassified $106 million from net unrealized gains, net of tax, to opening retained earnings. This reclassification has no impact on the Company’s total shareholders’ equity.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share at March 31, 2008 was $70.93, an increase of 4.4% compared to $67.96 at December 31, 2007.

The table below sets forth the capital structure of the Company at March 31, 2008 and December 31, 2007 (in millions of U.S. dollars):

	March 31, 2008		December 31, 2007
Capital Structure:
Long-term debt	$620	12%	$620	12%
Capital efficient notes(1)	250	5	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	5	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	4	230	4
Common shareholders’ equity	3,953	74	3,802	73

Total Capital	$5,343	100%	$5,192	100%

(1)	PartnerRe Finance II., the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $498 million at March 31, 2008, compared to $655 million at December 31, 2007. Cash flows from operations for the three months ended March 31, 2008 decreased to $297 million from $685 million in the same period in 2007. This decrease in cash flows from operations was mainly due to a change in asset allocation to sell approximately $415 million of trading securities in the first three months of 2007, which were classified as operating cash flows. Following the adoption of SFAS 159 on January 1, 2008, purchases and sales of trading securities are classified as investing cash flows. Without the impact of trading securities, net cash provided by operating activities in the first three months of 2007 of $269 million was comparable to 2008.

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

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. See Liquidity and Credit Facilities in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for a detailed discussion of the impact of a significant downgrade in ratings.

Our current financial strength ratings are:

Standard & Poor’s	AA-/stable
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/stable

Credit Facilities and Off-Balance Sheet Arrangements

Credit facilities and off-balance sheet arrangements at March 31, 2008 have not changed significantly since December 31, 2007. See Credit Facilities and Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange losses for the three months ended March 31, 2008 and 2007 and Item 3 of Part I below for a discussion of foreign currency risk.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

See Critical Accounting Policies and Estimates – Fair Value Measurements and Notes 2 and 4 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion of market risks at March 31, 2008 focuses only on material changes from December 31, 2007 in the Company’s market risk exposures, or how those exposures are managed.

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

At March 31, 2008, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 4.0% (or approximately $446 million) decrease in the fair value of investments exposed to interest rates, or approximately 3.6% and 10.0% decrease in the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

The table below summarizes the Company’s gross and net exposure on its March 31, 2008 Consolidated Balance Sheets to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$3,196	$401	$563	$—	$4	$35	$4,199
Other net liabilities	(2,555)	(254)	(293)	(242)	(55)	(456)	(3,855)

Total foreign currency risk	641	147	270	(242)	(51)	(421)	344
Total net derivative amount	254	(146)	57	263	49	451	928

Net foreign currency exposure	$895	$1	$327	$21	$(2)	$30	$1,272

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheets.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro and its subsidiaries, whose functional currencies are the euro or Canadian dollar, which the Company does not hedge, partially offset by net short or long exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $127 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by performing internal credit analysis and emphasizing investment-grade credit quality in the fixed income securities it purchases. At

March 31, 2008, approximately 66% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 86% was rated A- or better and 3% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and for different alternative risk products;

•	credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company;

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The credit risks that the Company is exposed to have not changed materially since December 31, 2007. See Credit Risk in Item 7A of Part II of the Company’s 2007 Annual Report on Form 10-K for a discussion of the credit risks identified above.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $1.1 billion at March 31, 2008). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its publicly traded common stock portfolio of $845 million at March 31, 2008 has a beta versus the S&P 500 Index of approximately 1.0. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 10% (or approximately $85 million) increase or decrease in the market value of the Company’s publicly traded common stock portfolio, or an approximately 0.7% and 1.9% increase or decrease in the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from taxes or movements in the bond markets.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2008, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at March 31, 2008 have not changed significantly since December 31, 2007. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

See Risk Factors in Item 1A of Part I of the Company’s 2007 Annual Report on Form 10-K for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended March 31, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)(2)(3)	(d) Maximum number of shares that may yet be purchased under the program(2)
01/01/2008-01/31/2008	—	—	—	4,470,500
02/01/2008-02/29/2008	188,660	79.51	188,660	4,281,840
03/01/2008-03/31/2008	—	—	—	4,281,840

Total	188,660	79.51	188,660

(1)	The Company repurchased an aggregate of 188,660 of its common shares in the open market during the first quarter of 2008 pursuant to its repurchase program.
(2)	In November 2007, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 4,281,840 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(3)	At March 31, 2008, approximately 3.3 million common shares, or $256.3 million, are held in treasury and are available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

	By:	/S/ PATRICK A. THIELE
	Name:	Patrick A. Thiele
	Title:	President & Chief Executive Officer

Date: May 9, 2008

	By:	/S/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice President & Chief Financial Officer

Date: May 9, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit
15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications