Form 10-K/A
period 2007-12-31
PARTNERRE LTD
filed 2008-06-23
CIK 911421

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2007), was $4,374,784,093 based on the closing sales price of the Registrant’s common shares of $77.50 on that date.
The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 20, 2008 was 54,180,948.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to PartnerRe Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008, is being filed pursuant to and in compliance with the time requirements of Rule 3-09 of Regulation S-X solely to include Exhibit 99.3, the unaudited financial statements of ChannelRe Holdings Ltd., a Bermuda company, at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.  The exhibit list included in this Amendment No. 1 lists only those documents that are being filed with this Amendment No. 1 and related exhibits 99.1 and 99.2. For a complete list of documents included as exhibits, see Item 15 and the Exhibit Index included in PartnerRe Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008, Item 15 and the Exhibit Index included in this Amendment No. 1 and any subsequent filings by PartnerRe Ltd. that included amendments to any of such documents.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

For a complete list of documents included as exhibits, see Item 15 and the Exhibit Index included in PartnerRe Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008, the Exhibit Index included with this Amendment No. 1, and any subsequent filings by PartnerRe Ltd. that included amendments to any of such documents.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2008.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

This exhibit list includes only those documents that are being filed with this Amendment No. 1 and related exhibits 99.1 and 99.2.  For a complete list of documents included as exhibits, in addition to the below-listed documents, see Item 15 and the Exhibit Index included in PartnerRe Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008, and any subsequent filings by PartnerRe Ltd. that included amendments to any of such documents.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

99.1	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99	June 30, 2006	001-14536 06937793

99.2	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99.2	May 25, 2007	001-14536 07881076

99.3	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.					X