Form 10-Q
period 2008-06-30
PARTNERRE LTD
filed 2008-08-08
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of August 5, 2008 was 53,006,931.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations and comprehensive income, for the three-month and six-month periods ended June 30, 2008 and 2007, and of shareholders’ equity and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
August 8, 2008

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30,2008	December 31,2007
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2008, $10,417,424; 2007, $nil)	$10,288,547	$—
Short-term investments, trading securities, at fair value (amortized cost: 2008, $108,738; 2007, $nil)	108,238	—
Equities, trading securities, at fair value (cost: 2008, $1,119,837; 2007, $nil)	1,064,880	—
Fixed maturities, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $9,401,962)	—	9,498,791
Short-term investments, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $97,153)	—	97,307
Equities, available for sale, at fair value (cost: 2008, $nil; 2007, $838,777)	—	871,762
Trading securities, at fair value (cost: 2008, $nil; 2007, $407,541)	—	399,280
Other invested assets	99,693	50,201

Total investments	11,561,358	10,917,341
Cash and cash equivalents, at fair value, which approximates amortized cost	480,349	654,895
Accrued investment income	201,234	176,386
Reinsurance balances receivable	2,160,974	1,449,702
Reinsurance recoverable on paid and unpaid losses	176,294	158,494
Funds held by reinsured companies	938,804	1,083,036
Deferred acquisition costs	756,582	641,818
Deposit assets	397,939	398,079
Goodwill	429,519	429,519
Net receivable for securities sold	6,434	50,065
Other assets	87,656	77,614

Total assets	$17,197,143	$16,036,949

Liabilities
Unpaid losses and loss expenses	$7,614,036	$7,231,436
Policy benefits for life and annuity contracts	1,641,389	1,541,687
Unearned premiums	1,837,256	1,267,873
Reinsurance balances payable	150,547	119,853
Ceded premiums payable	23,690	14,617
Funds held under reinsurance treaties	29,696	21,585
Deposit liabilities	433,882	435,852
Net tax liabilities	12,766	37,743
Accounts payable, accrued expenses and other	137,034	167,141
Long-term debt	400,000	620,000
Debt related to senior notes	250,000	—
Debt related to capital efficient notes	257,605	257,605

Total liabilities	12,787,901	11,715,392

Shareholders’ Equity

Common shares (par value $1.00, issued: 2008, 57,666,349; 2007, 57,379,516)	57,666	57,380
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 11,600,000; aggregate liquidation preference: 2008 and 2007, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 9,200,000; aggregate liquidation preference: 2008 and 2007, $230,000,000)	9,200	9,200
Additional paid-in capital	1,461,035	1,441,598
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2008, $nil; 2007, $32,769)	4,013	94,747
Currency translation adjustment	254,783	197,777
Unfunded pension obligation (net of tax of: 2008, $1,080; 2007, $1,021)	(3,608)	(3,274)
Retained earnings	2,895,585	2,753,784
Common shares held in treasury, at cost (2008, 3,661,468; 2007, 3,129,008)	(281,032)	(241,255)

Total shareholders’ equity	4,409,242	4,321,557

Total liabilities and shareholders’ equity	$17,197,143	$16,036,949

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Revenues
Gross premiums written	$968,163	$907,758	$2,407,495	$2,209,521

Net premiums written	$956,269	$898,686	$2,367,833	$2,169,258
Increase in unearned premiums	(730)	(9,409)	(502,540)	(437,940)

Net premiums earned	955,539	889,277	1,865,293	1,731,318
Net investment income	145,494	130,894	282,504	249,911
Net realized and unrealized investment losses	(296,255)	(53,647)	(271,143)	(52,879)
Other income (loss)	4,591	(8,911)	6,228	(8,393)

Total revenues	809,369	957,613	1,882,882	1,919,957
Expenses
Losses and loss expenses and life policy benefits	548,720	524,038	1,138,388	1,002,772
Acquisition costs	228,170	206,313	432,408	407,037
Other operating expenses	96,737	79,947	189,017	158,931
Interest expense	14,914	13,484	26,810	26,994
Net foreign exchange (gains) losses	(1,574)	9,308	3,223	13,554

Total expenses	886,967	833,090	1,789,846	1,609,288
(Loss) income before taxes and interest in (losses) earnings of equity investments	(77,598)	124,523	93,036	310,669
Income tax (benefit) expense	(53,423)	22,716	(10,697)	42,620
Interest in (losses) earnings of equity investments	(1,849)	3,214	(737)	6,239

Net (loss) income	(26,024)	105,021	102,996	274,288
Preferred dividends	8,631	8,631	17,263	17,263

Net (loss) income available to common shareholders	$(34,655)	$96,390	$85,733	$257,025

Comprehensive (loss) income, net of tax
Net (loss) income	$(26,024)	$105,021	$102,996	$274,288
Change in net unrealized gains or losses on investments, net of tax	6,653	(54,167)	15,227	(47,406)
Change in currency translation adjustment	4,000	31,695	57,006	40,597
Change in unfunded pension obligation, net of tax	69	64	(334)	45

Comprehensive (loss) income	$(15,302)	$82,613	$174,895	$267,524

Per share data
Net (loss) income per common share:
Basic net (loss) income	$(0.64)	$1.70	$1.58	$4.52
Diluted net (loss) income	$(0.64)	$1.66	$1.54	$4.42
Weighted average number of common shares outstanding	54,276,623	56,682,753	54,262,457	56,820,780
Weighted average number of common and common share equivalents outstanding	54,276,623	58,148,651	55,685,583	58,173,663
Dividends declared per common share	$0.46	$0.43	$0.92	$0.86

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Common shares
Balance at beginning of period	$57,380	$57,076
Issue of common shares	286	491
Repurchase of common shares	—	(487)

Balance at end of period	57,666	57,080

Preferred shares
Balance at beginning and end of period	20,800	20,800

Additional paid-in capital
Balance at beginning of period	1,441,598	1,413,977
Issue of common shares	19,437	36,329
Repurchase of common shares	—	(33,297)

Balance at end of period	1,461,035	1,417,009

Accumulated other comprehensive income
Balance at beginning of period	289,250	118,370
Impact of adopting SFAS 159	(105,961)	—
Change in net unrealized gains or losses on investments, net of tax	15,227	(47,406)
Change in currency translation adjustment	57,006	40,597
Change in unfunded pension obligation, net of tax	(334)	45

Balance at end of period	255,188	111,606

Retained earnings
Balance at beginning of period	2,753,784	2,175,624
Net income	102,996	274,288
Impact of adopting SFAS 159	105,961	—
Impact of adopting FIN 48	—	(8,721)
Dividends on common shares	(49,893)	(49,026)
Dividends on preferred shares	(17,263)	(17,263)

Balance at end of period	2,895,585	2,374,902

Common shares held in treasury
Balance at beginning of period	(241,255)	—
Repurchase of common shares	(39,777)	(44,155)

Balance at end of period	(281,032)	(44,155)

Total shareholders’ equity	$4,409,242	$3,937,242

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Cash Flows from Operating Activities
Net income	$102,996	$274,288
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	4,650	1,825
Net realized and unrealized investment losses	271,143	52,879
Changes in:
Net sales of trading securities	—	514,379
Reinsurance balances, net	(622,812)	(291,801)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	16,134	20,272
Funds held by reinsured companies	166,697	30,424
Deferred acquisition costs	(88,713)	(89,553)
Net tax liabilities (assets)	(18,127)	9,157
Unpaid losses and loss expenses including life policy benefits	215,797	15,749
Unearned premiums	502,540	437,940
Other changes in operating assets and liabilities	(34,023)	(12,670)
Other, net	3,223	13,554

Net cash provided by operating activities	519,505	976,443
Cash Flows from Investing Activities
Sales of fixed maturities	3,234,844	2,174,374
Redemptions of fixed maturities	430,734	420,970
Purchases of fixed maturities	(4,421,994)	(3,006,139)
Sales of short-term investments	114,842	7,383
Redemptions of short-term investments	—	82,751
Purchases of short-term investments	(124,230)	(39,250)
Sales of equities	891,536	679,277
Purchases of equities	(800,242)	(1,061,028)
Other, net	57,535	(49,598)

Net cash used in investing activities	(616,975)	(791,260)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(67,156)	(66,289)
Net repurchase of common shares and treasury shares	(32,760)	(54,457)
Redemption of long-term debt	(220,000)	—
Proceeds from issuance of senior notes	250,000	—
Contract fees on forward sale agreement	(5,190)	(5,124)

Net cash used in financing activities	(75,106)	(125,870)
Effect of foreign exchange rate changes on cash	(1,970)	4,091
(Decrease) increase in cash and cash equivalents	(174,546)	63,404
Cash and cash equivalents—beginning of period	654,895	988,788

Cash and cash equivalents—end of period	$480,349	$1,052,192

Supplemental cash flow information:
Taxes paid	$17,291	$33,409
Interest paid	$27,408	$28,160

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

The following significant accounting policies were adopted by the Company during the six months ended June 30, 2008.

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

Following the adoption of SFAS 159, all of the Company’s fixed maturities, short-term investments and equities that were previously classified as available for sale securities, as well as other invested assets, are reported as trading securities. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations. As a consequence, the Company is no longer required to perform an analysis of its investments for other-than-temporary impairment.

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

See Note 2(u) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the new accounting pronouncements impacting the Company. New accounting pronouncements issued during 2008 impacting the Company are as follows:

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 as of January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivative and hedging activities, its adoption will not affect the Company’s consolidated shareholders’ equity or net income.

SFAS 163

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (SFAS 163). SFAS 163 clarifies the recognition and measurement of premium revenue and claim liabilities, and requires expanded disclosures about an entity’s financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with certain disclosures about the Company’s risk-management activities effective for the three months ended September 30, 2008. The Company is currently evaluating the impact of the adoption of SFAS 163 on its consolidated shareholders’ equity and net income.

EITF 07-05

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities; Organization for Economic Co-operation and Development Sovereign Treasury bonds; corporate and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (“ABS”); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency options, equity put and call options, interest rate swaps and credit default swaps.

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

At June 30, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,278,603	$9,944	$10,288,547
Short-term investments, trading securities.	—	108,238	—	108,238
Equities, trading securities	800,116	225,599	39,165	1,064,880
Other invested assets	—	1,442	25,109	26,551

Total	$800,116	$10,613,882	$74,218	$11,488,216

At June 30, 2008, the aggregate carrying amounts of items included in Other invested assets in the Condensed Consolidated Balance Sheet that the Company did not measure at fair value were $73.1 million, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Substantially all of the accrued investment income in the Condensed Consolidated Balance Sheet as of June 30, 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected.

The following table is a reconciliation of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months and six months ended June 30, 2008 (in thousands of U.S. dollars):

Three months ended June 30, 2008	Fixed maturities	Equities	Other invested assets	Total
Balance at beginning of period	$11,682	$38,685	$89	$50,456
Realized and unrealized investment (losses) gains included in net loss	(1,738)	480	12,302	11,044
Net purchases, sales and settlements	—	—	12,718	12,718

Balance at end of period	$9,944	$39,165	$25,109	$74,218

Change in unrealized investment (losses) gains relating to assets held at end of period	$(1,738)	$480	$8,468	$7,210

Six months ended June 30, 2008	Fixed maturities	Equities	Other invested assets	Total
Balance at beginning of period	$15,166	$39,606	$(14,838)	$39,934
Realized and unrealized investment (losses) gains included in net income	(1,764)	(441)	10,411	8,206
Net purchases, sales and settlements	—	—	29,536	29,536
Transfers out of Level 3	(3,458)	—	—	(3,458)

Balance at end of period	$9,944	$39,165	$25,109	$74,218

Change in unrealized investment (losses) gains relating to assets held at end of period	$(1,764)	$(441)	$586	$(1,619)

Changes in the fair value of the Company’s financial instruments measured at fair value, for which the fair value option was elected, during the three months and six months ended June 30, 2008 were as follows (in thousands of U.S. dollars):

Net realized and unrealized investment (losses) gains	For the three months ended June 30, 2008	For the six months ended June 30, 2008
Fixed maturities, trading securities	$(303,100)	$(229,350)
Short-term investments, trading securities	(193)	(315)
Equities, trading securities	14,784	(74,302)

Total	$(288,509)	$(303,967)

All of the above changes in fair value are included in the Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment losses.

5.	Debt Related to Senior Notes

On May 27, 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.875% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the Senior Notes is payable semi-annually commencing on December 1, 2008, at an annual fixed rate of 6.875%, and cannot be deferred.

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used to redeem the $220 million, 5.81% fixed rate bank loan held by PartnerRe U.S. Corporation (PartnerRe U.S. Holdings), a subsidiary of the Company, and the remaining net proceeds were used for general corporate purposes.

Contemporaneously, PartnerRe U.S. Holdings issued a 6.875% promissory note, with a principal amount of $250 million to PartnerRe Finance A. Under the term of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance A the principal amount on June 1, 2018 unless previously paid. Interest on the promissory note is payable semi-annually commencing on December 1, 2008 at an annual fixed rate of 6.875%.

The Company does not consolidate PartnerRe Finance A, which issued the Senior Notes, as it does not meet the consolidation requirements under FIN 46(R). The Company has reflected the debt related to the Senior Notes on its Consolidated Balance Sheet.

6.	Computation of Net Income per Common and Common Share Equivalents

The reconciliation of basic and diluted net (loss) income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Numerator:
Net (loss) income	$(26,024)	$105,021	$102,996	$274,288
Less: preferred dividends	8,631	8,631	17,263	17,263

Net (loss) income available to common shareholders	$(34,655)	$96,390	$85,733	$257,025

Denominator:
Weighted average number of common shares outstanding—basic	54,276.6	56,682.8	54,262.5	56,820.8
Stock options and other [1]	—	1,465.9	1,423.1	1,352.9

Weighted average number of common and common share equivalents outstanding—diluted	54,276.6	58,148.7	55,685.6	58,173.7

Basic net (loss) income per share	$(0.64)	$1.70	$1.58	$4.52
Diluted net income per share [1]	$(0.64)	$1.66	$1.54	$4.42

[1]	Diluted net loss per share has not been shown for the three months ended June 30, 2008 because the effect of dilutive securities would have been anti-dilutive. Dilutive securities, under the form of stock options and others, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. The weighted average number of common and common share equivalents outstanding for the period would have amounted to 55,660.0 thousand shares if these securities had been included.

7.	Legal Proceedings

Legal proceedings at June 30, 2008 have not changed significantly since December 31, 2007. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

8.	Segment Information

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

As a result of organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. The comparative segment data that was previously presented in the Company’s Form 10-Q for the three months and six months ended June 30, 2007 has been recast to conform to the current presentation.

The following tables provide a summary of the segment revenues and results for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$254	$134	$291	$145	$824	$138	$6	$968
Net premiums written	$246	$132	$291	$145	$814	$136	$6	$956
Decrease (increase) in unearned premiums	39	54	(19)	(80)	(6)	10	(4)	—

Net premiums earned	$285	$186	$272	$65	$808	$146	$2	$956
Losses and loss expenses and life policy benefits	(227)	(87)	(144)	20	(438)	(111)	—	(549)
Acquisition costs	(64)	(48)	(75)	(7)	(194)	(34)	—	(228)

Technical result	$(6)	$51	$53	$78	$176	$1	$2	$179
Other income					2	—	3	5
Other operating expenses					(63)	(12)	(22)	(97)

Underwriting result					$115	$(11)	n/a	$87
Net investment income						18	127	145

Allocated underwriting result (1)						$7	n/a	n/a
Net realized and unrealized investment losses							(296)	(296)
Interest expense							(15)	(15)
Net foreign exchange gains							2	2
Income tax benefit							53	53
Interest in losses of equity investments							(2)	(2)

Net loss							n/a	$(26)

Loss ratio (2)	79.6%	46.7%	52.8%	(30.7)%	54.2%
Acquisition ratio (3)	22.7	25.6	27.7	10.2	24.0

Technical ratio (4)	102.3%	72.3%	80.5%	(20.5)%	78.2%
Other operating expense ratio (5)					7.7

Combined ratio (6)					85.9%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended June 30, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (A)	Total
Gross premiums written	$229	$129	$275	$131	$764	$144	$—	$908
Net premiums written	$229	$127	$275	$132	$763	$136	$—	$899
Decrease (increase) in unearned premiums	12	46	(10)	(66)	(18)	7	1	(10)

Net premiums earned	$241	$173	$265	$66	$745	$143	$1	$889
Losses and loss expenses and life policy benefits	(150)	(131)	(110)	(16)	(407)	(117)	—	(524)
Acquisition costs	(56)	(44)	(70)	(7)	(177)	(29)	—	(206)

Technical result	$35	$(2)	$85	$43	$161	$(3)	$1	$159
Other income (loss)					2	—	(11)	(9)
Other operating expenses					(52)	(8)	(20)	(80)

Underwriting result					$111	$(11)	n/a	$70
Net investment income						15	116	131

Allocated underwriting result (1)						$4	n/a	n/a
Net realized investment losses							(54)	(54)
Interest expense							(13)	(13)
Net foreign exchange losses							(9)	(9)
Income tax expense							(23)	(23)
Interest in earnings of equity investments							3	3

Net income							n/a	$105

Loss ratio (2)	62.1%	75.6%	41.4%	24.7%	54.6%
Acquisition ratio (3)	23.5	25.6	26.2	10.0	23.7

Technical ratio (4)	85.6%	101.2%	67.6%	34.7%	78.3%
Other operating expense ratio (5)					7.0

Combined ratio (6)					85.3%

(A)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The three months ended June 30, 2007 include the Company’s share of ChannelRe Holdings’ net income in the amount of $3.2 million for the period from January 1, 2007 to March 31, 2007.

Segment Information

For the six months ended June 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$586	$509	$645	$343	$2,083	$313	$11	$2,407
Net premiums written	$578	$505	$624	$343	$2,050	$307	$11	$2,368
Increase in unearned premiums	(27)	(118)	(134)	(201)	(480)	(16)	(7)	(503)

Net premiums earned	$551	$387	$490	$142	$1,570	$291	$4	$1,865
Losses and loss expenses and life policy benefits	(398)	(234)	(291)	18	(905)	(233)	—	(1,138)
Acquisition costs	(131)	(100)	(129)	(13)	(373)	(59)	—	(432)

Technical result	$22	$53	$70	$147	$292	$(1)	$4	$295
Other income					3	—	3	6
Other operating expenses					(120)	(21)	(48)	(189)

Underwriting result					$175	$(22)	n/a	$112
Net investment income						33	249	282

Allocated underwriting result (1)						$11	n/a	n/a
Net realized and unrealized investment losses							(271)	(271)
Interest expense							(27)	(27)
Net foreign exchange losses							(3)	(3)
Income tax benefit							11	11
Interest in losses of equity investments							(1)	(1)

Net income							n/a	$103

Loss ratio (2)	72.2%	60.6%	59.5%	(12.9)%	57.6%
Acquisition ratio (3)	23.7	25.7	26.3	9.6	23.8

Technical ratio (4)	95.9%	86.3%	85.8%	(3.3)%	81.4%
Other operating expense ratio (5)					7.6

Combined ratio (6)					89.0%

Segment Information

For the six months ended June 30, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (B)	Total
Gross premiums written	$524	$462	$580	$343	$1,909	$300	$1	$2,210
Net premiums written	$523	$459	$560	$343	$1,885	$283	$1	$2,169
Increase in unearned premiums	(61)	(110)	(74)	(183)	(428)	(10)	—	(438)

Net premiums earned	$462	$349	$486	$160	$1,457	$273	$1	$1,731
Losses and loss expenses and life policy benefits	(287)	(249)	(209)	(45)	(790)	(213)	—	(1,003)
Acquisition costs	(114)	(90)	(127)	(16)	(347)	(60)	—	(407)

Technical result	$61	$10	$150	$99	$320	$—	$1	$321
Other income (loss)					4	—	(12)	(8)
Other operating expenses					(104)	(15)	(40)	(159)

Underwriting result					$220	$(15)	n/a	$154
Net investment income						26	224	250

Allocated underwriting result (1)						$11	n/a	n/a
Net realized investment losses							(53)	(53)
Interest expense							(27)	(27)
Net foreign exchange losses							(13)	(13)
Income tax expense							(43)	(43)
Interest in earnings of equity investments							6	6

Net income							n/a	$274

Loss ratio (2)	62.1%	71.2%	43.1%	28.2%	54.2%
Acquisition ratio (3)	24.6	25.7	26.0	10.2	23.8

Technical ratio (4)	86.7%	96.9%	69.1%	38.4%	78.0%
Other operating expense ratio (5)					7.1

Combined ratio (6)					85.1%

(B)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The six months ended June 30, 2007 include the Company’s share of ChannelRe Holdings’ net income in the amount of $6.1 million for the period from October 1, 2006 to March 31, 2007.

9.	Summarized Financial Information of ChannelRe Holdings

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

At December 31, 2007, the Company reduced its carrying value of ChannelRe Holdings to $nil to reflect unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expected to incur during the three month period ended December 31, 2007, and which were expected to result in Channel Reinsurance having negative U.S. GAAP shareholders’ equity at that date. Channel Reinsurance’s financial statements as of December 31, 2007 and March 31, 2008 did present negative U.S. GAAP shareholders’ equity, and accordingly at June 30, 2008, the carrying value of the Company’s investment in ChannelRe Holdings remains $nil.

As ChannelRe Holdings has a financial year-end of December 31, this quarterly data is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	March 31, 2008	September 30, 2007
Total investments available for sale	$692	$638
Cash and cash equivalents	7	19
Deferred acquisition costs	36	38
Derivative assets	70	20
Other assets	13	11

Total assets	$818	$726
Deferred premium revenue	$138	$151
Loss and loss adjustment expense reserves	37	28
Derivative liabilities	966	111
Other liabilities	4	6

Total liabilities	1,145	296
Minority interest	(91)	120
Shareholders’ (deficit) equity	(236)	310

Total liabilities, minority interest and shareholders’ (deficit) equity	$818	$726

Income Statement Data (in millions of U.S. dollars):

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the six months from October 1, 2007 to March 31, 2008	For the six months from October 1, 2006 to March 31, 2007
Premiums earned	$10	$17	$27	$31
Net investment income	7	7	15	14

Total revenues	17	24	42	45
Losses incurred	1	2	12	3
Acquisition costs	2	4	6	8
Other expenses	2	2	(1)	4

Total expenses	5	8	17	15
Net realized gains on investments	4	—	4	1
Net losses on derivative instruments and foreign exchange	(198)	—	(799)	—

Net realized and unrealized (losses) gains	(194)	—	(795)	1
Minority interest	51	(4)	215	(9)

Net (loss) income	$(131)	$12	$(555)	$22

10.	Subsequent Events

Off-Balance Sheet Arrangements

On July 31, 2008, the Company amended its existing forward sale agreement (see Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the amendment, half the contract will mature according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010.

The extension, with an affiliate of Citigroup Global Markets Inc. (the forward counterparty), allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the term of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement is subject to a minimum price per share of $59.41 and a maximum price per share of $84.51. The future sale price under the half of the contract that is not being extended is unchanged at a minimum price per share of $59.41 and a maximum price per share of $79.63.

Long-Term Debt

Additionally, on July 31, 2008, the Company also entered into an amendment (Loan Amendment) to the loan agreement, dated as of October 25, 2005, among us, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half-year term loan agreement with Citibank, N.A (see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the Loan Amendment, the maturity of half of the original $400 million long-term debt is extended to July 12, 2010. The remaining half of the original long-term debt will retain its original maturity of April 27, 2009.

Under the Loan Amendment, the amended half of the long-term debt will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the long-term debt will remain unchanged at 3-month LIBOR plus 0.50%.

The loan is otherwise unchanged.

Common Share Repurchase

On July 30, 2008, the Company repurchased 1.0 million of its common shares for a total cost of approximately $70 million, pursuant to its currently effective share repurchase authorization. Following this repurchase, the Company has approximately 2.9 million common shares remaining under its current share repurchase authorization which was made effective in November 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer with a broadly diversified portfolio of risks. The Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its approach to risk, its strategy to manage risk, and its financial strength. Through its broad product and geographic diversification, its excellent execution capabilities and its local presence in most major markets, the Company is able to respond quickly to market needs and capitalize on business opportunities virtually anywhere in the world.

Reinsurance is, by its nature, a risk assumption business. The Company’s business is to assume its clients’ risks, thereby removing the volatility associated with these risks from the clients’ financial statements, and then to manage those risks and the risk-related volatility. The Company’s ability to succeed in the risk assumption business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate.

See the Executive Overview, Key Financial Measures and Other Key Issues of Management in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Risk Management

The Company’s risk management framework encompasses all the meaningful risks faced by the Company. See Executive Overview – Other Key Issues of Management – Risk Management in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

The Company manages its assumed risks through diversification, risk appetite for different risk classes and absolute limits on any one risk. The Company accepts that results on a quarterly basis may be volatile; however, it seeks to protect itself from downside risk that can materially impair its balance sheet. The limits imposed represent the boundaries of risk tolerance and are based on the amount of capital that may be lost over the return period.

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

Other risks such as interest rate risk and credit risk have the ability to impact results substantially and may result in volatility in results from quarter to quarter, but Management believes that by themselves, they are unlikely to represent a material downside threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report for additional disclosure on interest rate risk, foreign currency risk, credit risk and equity price risk.

The limits and actual exposures of the Company for its three major risks at June 30, 2008 and December 31, 2007 were as follows:

Risk	Limit	Utilized at June 30, 2008	Utilized at December 31, 2007
Catastrophe risk – largest zonal limit	$1.4 billion	$1.3 billion	$1.3 billion
Catastrophe risk – one in 75 year modeled economic loss, aggregate	1.0 billion	826 million	680 million
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	4.2 billion	3.0 billion	3.0 billion
Equity investment risk – value of equity and equity-like securities	2.8 billion	1.2 billion	1.4 billion

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at June 30, 2008 have not changed materially compared to December 31, 2007. See the Company’s Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and fair value.

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

During the three months and six months ended June 30, 2008 and 2007, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net favorable reserve development for the Company’s Non-life segment for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Prior year favorable loss development:
Non-life segment
U.S.	$22	$18	$38	$30
Global (Non-U.S.) P&C	52	20	110	60
Global (Non-U.S.) Specialty	32	57	65	116
Catastrophe	24	12	34	23

Total prior year loss development	$130	$107	$247	$229

The net favorable loss development on prior accident years of $130 million and $247 million recorded in the three months and six months ended June 30, 2008, respectively, resulted from a reassessment of approximately $137 million and $223 million, respectively, of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. The impact of the reassessment of loss development assumptions was partially offset by approximately $7 million related to change in exposure due to upward premium adjustments in the three months ended June 30, 2008 and was supplemented by approximately $24 million related to change in exposure due to downward premium adjustments in the six months ended June 30, 2008.

The net favorable loss development on prior accident years of $107 million and $229 million recorded in the three months and six months ended June 30, 2007, respectively, resulted from a reassessment of approximately $119 million and $219 million, respectively, of loss development assumptions used by the Company to estimate future liabilities due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. The impact of the reassessment of loss development assumptions was partially offset by approximately $12 million related to a change in exposure due to upward premium adjustments in the three months ended June 30, 2007 and was supplemented by approximately $10 million related to change in exposure due to downward premium adjustments in the six months ended June 30, 2007.

For a discussion of prior year net favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded as of June 30, 2008 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$674	$134	$1,867	$2,675	$(30)	$2,645
Global (Non-U.S.) P&C	1,422	14	1,222	2,658	(46)	2,612
Global (Non-U.S.) Specialty	1,022	33	994	2,049	(57)	1,992
Catastrophe	80	124	28	232	—	232

Total Non-life	$3,198	$305	$4,111	$7,614	$(133)	$7,481

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of June 30, 2008. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is identified. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no assurance that the final settlement of the loss reserves will fall within these ranges.

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at June 30, 2008, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life segment loss reserves:
U.S.	$2,645	$2,914	$1,990
Global (Non-U.S.) P&C	2,612	2,755	2,246
Global (Non-U.S.) Specialty	1,992	2,091	1,714
Catastrophe	232	241	203

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Beginning in 2007, the industry started to recognize an increased likelihood of losses associated with sub-prime mortgage related risk exposures. The majority of the Company’s underwriting exposure related to this issue, if any, arises from business written in U.S. specialty casualty, primarily directors and officers exposures, during the underwriting years 2005, 2006 and 2007. The Company also has potential exposure, to a lesser extent, to this issue arising from business written in U.S. surety and Global (Non-U.S.) specialty casualty. Given the information available to date, ultimate losses from this event, if any, cannot be estimated by standard actuarial techniques. To estimate a range of potential losses, the Company performed analyses based on information received from cedants at the time the exposed business was written, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed more directly to sub-prime mortgages, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of potential ultimate liabilities.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II in the Company’s 2007 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The Life segment reported net favorable development on prior accident years of less than $1 million during the three months ended June 30, 2008 and net adverse development on prior accident years of $5 million during the six months ended June 30, 2008, primarily due to certain GMDB treaties where the payout was linked to the performance of the underlying capital markets. For the three months ended June 30, 2007, the Life segment reported net adverse development of $2 million which was due to net adverse development in the longevity line being partially offset by net favorable development in the mortality and health lines. For the six months ended June 30, 2007, the Life segment reported net favorable development on prior accident years of $5 million which was predominately due to net favorable reserve development on traditional mortality products, partially offset by net adverse development in the longevity line.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities; Organization for Economic Co-operation and Development Sovereign Treasury bonds; corporate and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (“ABS”); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency options, equity put and call options, interest rate swaps and credit default swaps.

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

At June 30, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,278,603	$9,944	$10,288,547
Short-term investments, trading securities.	—	108,238	—	108,238
Equities, trading securities	800,116	225,599	39,165	1,064,880
Other invested assets	—	1,442	25,109	26,551

Total	$800,116	$10,613,882	$74,218	$11,488,216

At June 30, 2008, the aggregate carrying amounts of items included in Other invested assets in the Condensed Consolidated Balance Sheet that the Company did not measure at fair value were $73.1 million, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Fixed maturities and short-term investments

Substantially all of the Company’s fixed maturities and short-term investments are categorized as Level 2 within the SFAS 157 hierarchy. The Company receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. The independent pricing sources (which include Merrill Lynch Index, Citigroup Index, and Interactive Data Corp.) obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair market value. When fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. In instances where the quoted external price for a security uses significant unobservable inputs, the Company will categorize that security as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices which are considered not to be representative of fair value. The Company also reviews an internally generated fixed maturity price validation report which converts prices received for fixed maturity investments from the independent pricing sources and from broker-dealers quotes and plots option adjusted spreads (OAS) and duration on a sector and rating basis. The OAS is calculated using established algorithms developed by an independent risk analytics platform vendor. The OAS on the fixed maturity price validation report are compared for securities in a similar sector and having a similar rating, and outliers are identified and investigated for price reasonableness. In addition, the Company completes quantitative analyses to compare the performance of each fixed maturity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

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

Other invested assets

The Company’s foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps and credit default swaps are categorized as Level 2 within the SFAS 157 fair value hierarchy. Included within the Company’s Level 3 categorization are total return swaps, weather derivatives, private placement equity and private placement notes, loans or asset backed securities. The Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates.

To validate prices, the Company will compare them to benchmarks, where appropriate, or to the business results generally within that asset class and specifically to those particular assets.

In addition, the fair value measurements of all investments categorized as Level 3 within the SFAS 157 hierarchy are presented to, and peer reviewed by, an internal valuation committee that the Company has established.

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

Following the adoption of SFAS 159, all of the Company’s fixed maturities, short-term investments and equities that were previously classified as available for sale securities, as well as other invested assets, are reported as trading securities. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations. As a consequence, the Company is no longer required to perform an analysis of its investments for other-than-temporary impairment.

The Company believes that accounting for its investments as trading, with all changes in fair value included in net income, provides a better presentation of the Company’s total return on its investments and also removes an element of management judgment from the preparation of its financial statements by no longer requiring an assessment of its investments for other-than-temporary impairment.

Results of Operations—for the Three Months and Six Months Ended June 30, 2008 and 2007

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part 1 of the Company’s 2007 Annual Report on Form 10-K for a review of important risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business, were as follows:

•	the U.S. dollar weakened, on average, against most currencies, in the three months and six months ended June 30, 2008 compared to the same periods in 2007; and

•	the U.S. dollar weakened against the euro and other currencies, except for the Canadian dollar and the British pound, at June 30, 2008 compared to December 31, 2007.

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income (loss) per share is obtained by dividing net income (loss) available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income (loss) available to common shareholders is defined as net income (loss) less preferred share dividends. As the effect of dilutive securities would have been anti-dilutive due to the Company’s reported net loss for the three months ended June 30, 2008, the fully diluted per share figure was calculated using the basic weighted average number of common shares outstanding for that period.

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

Net loss or income, preferred dividends, net loss or income available to common shareholders and diluted net loss or income per share for the three months and six months ended June 30, 2008 and 2007 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Net (loss) income	$(26)	NM	$105	$103	(62)%	$274
Less: preferred dividends	9	—	9	17	—	17

Net (loss) income available to common shareholders	$(35)	NM	$96	$86	(67)	$257
Diluted net (loss) income per share	$(0.64)	NM	$1.66	$1.54	(65)	$4.42

NM: not meaningful

Three-month result

The decline in net (loss) income, net (loss) income available to common shareholders and diluted net (loss) income per share for the three months ended June 30, 2008 compared to 2007 resulted primarily from an increase in net realized and unrealized investment losses, which is now fully recognized in income following the adoption of SFAS 159 effective January 1, 2008, and was partially offset by the income tax benefit associated with the increase in net realized and unrealized investment losses and an increase in net investment income. These items are discussed in the Review of Net (Loss) Income.

Six-month result

The decline in net income, net income available to common shareholders and diluted net income per share for the first six months of 2008 compared to 2007 resulted primarily from an increase in net realized and unrealized investment losses, which is now recognized fully in income following the adoption of SFAS 159 effective January 1, 2008, a lower Non-life underwriting result, which was primarily due to higher mid-sized losses, and a non-recurring tax charge due to asset transfers between various subsidiaries and branches relating to the Company’s European reorganization on January 1, 2008, and was partially offset by the income tax benefit associated with the increase in net realized and unrealized investment losses, and higher net investment income and other income. These items are discussed in the Review of Net (Loss) Income.

Review of Net (Loss) Income

Management analyzes the Company’s net (loss) income in three parts: underwriting result, investment results and other components of net (loss) income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held, principal finance and insurance-linked securities transactions. Net realized and unrealized investment gains and losses includes the sales of the Company’s fixed income and equity investments and other net realized gains and losses, changes in net unrealized gains and losses in 2008 and other-than-temporary impairment charges in 2007. Interest in (losses) earnings of equity investments includes the Company’s strategic investments, including ChannelRe Holdings. Other components of net (loss) income include other income or loss, other operating expenses, interest expense, net foreign exchange gains and losses and income tax expense or benefit.

The components of net (loss) income for the three months and six months ended June 30, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Underwriting result:
Non-life	$115	4%	$111	$175	(21)%	$220
Life	(11)	3	(11)	(22)	(44)	(15)
Investment result:
Net investment income	145	11	131	282	13	250

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Net realized and unrealized investment losses	(296)	452	(54)	(271)	413	(53)
Interest in (losses) earnings of equity investments	(2)	NM	3	(1)	NM	6
Corporate and Other:
Technical result	2	170	1	4	263	1
Other income (loss)	3	NM	(11)	3	NM	(12)
Other operating expenses	(22)	10	(20)	(48)	19	(40)
Interest expense	(15)	11	(13)	(27)	(1)	(27)
Net foreign exchange gains (losses)	2	NM	(9)	(3)	(76)	(13)
Income tax benefit (expense)	53	NM	(23)	11	NM	(43)

Net (loss) income	$(26)	(125)	$105	$103	(62)	$274

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

Three-month result

The underwriting result for the Non-life segment increased by $4 million, from $111 million in the three months ended June 30, 2007 to $115 million in 2008. The increase was principally attributable to:

•

an increase of $23 million in net favorable development on prior accident years, from $107 million in the three months ended June 30, 2007 to $130 million in 2008. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the section Results by Segment; and

•	an increase of $12 million in net favorable prior quarter development; partially offset by

•

a decrease of approximately $20 million resulting from a higher frequency of mid-sized losses and normal fluctuations in profitability between periods generally, given the softening market conditions, partially offset by the increase in the book of business and exposure; and

•	an increase in other operating expenses of $11 million.

Underwriting result for the Life segment remained flat in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This was due to an increase of $2 million in net favorable development on prior accident years in 2008 compared to the same period in 2007 and an increase in normal fluctuations in profitability between periods which were partially offset by an increase in other operating expenses of $4 million.

The Company reported net investment income of $145 million in the three months ended June 30, 2008 compared to $131 million in 2007. The 11% increase in net investment income is primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations and from higher reinvestment rates on fixed maturity bonds since June 30, 2007. Higher average foreign exchange rates also contributed 4% of the increase as a result of the weakening of the U.S. dollar, on average, in the three months ended June 30, 2008 compared to the same period in 2007.

Net realized and unrealized investment losses increased by $242 million, from a $54 million loss in the three months ended June 30, 2007, to a $296 million loss in the same period of 2008. The increase in net realized and unrealized investment losses was mainly due to increases in U.S. and European interest rates, and reflects the Company’s adoption of SFAS 159, which was effective January 1, 2008. See the discussion in Net Realized and Unrealized Investment Losses below. Prior to the adoption of SFAS 159, unrealized gains and losses, net of taxes, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized gains and losses are recorded in net realized and unrealized investment losses in the Consolidated Statements of Operations. Net realized and unrealized investment losses of $296 million in the three months ended June 30, 2008 were primarily due to the change in net unrealized losses on fixed maturities of $303 million and net realized losses on equities of $21 million, partially offset by net realized gains on fixed maturities of $18 million and the change in net unrealized gains on equities of $15 million.

Interest in the results of equity investments decreased from income of $3 million in the three months ended June 30, 2007 to a loss of $2 million in the same period of 2008. See the discussion in Corporate and Other below for more details.

Technical result and other income (loss) in Corporate and Other are from principal finance transactions and insurance-linked securities. The increase in other income of $14 million, from other loss of $11 million in 2007 to other income of $3 million for the three months ended June 30, 2008 was primarily due to write-downs on four separate and unrelated transactions in the principal finance line in the 2007 period.

Other operating expenses in Corporate and Other increased by $2 million from $20 million during the three months ended June 30, 2007 to $22 million in corresponding period of 2008. The increase was primarily due to higher personnel costs partially offset by a decrease in consulting and professional fees.

Interest expense increased by $2 million in the three months ended June 30, 2008 compared to the same period in 2007 mainly due to a $3 million make-whole payment related to the early retirement of the Company’s $220 million bank loan.

Net foreign exchange gains (losses) improved from a loss of $9 million in the three months ended June 30, 2007 to a gain of $2 million in the three months ended June 30, 2008. The largest component of the net foreign exchange gains during the three months ended June 30, 2008 was the impact of forward points received, reflecting the interest rate differential between currencies bought and sold against the U.S. dollar and Euro. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report.

Income tax benefit was $53 million for the three months ended June 30, 2008 compared to income tax expense of $23 million for the prior year period. The increase in the income tax benefit was primarily due to the benefit associated with the net realized and unrealized losses on investments. The increase was also due to the geographic (or tax jurisdiction) distribution of the net realized and unrealized losses on investments, with the Company’s taxable entities generating relatively higher net realized and unrealized losses on investments.

Six-month result

The underwriting result for the Non-life segment decreased by $45 million, from $220 million in the six months ended June 30, 2007 to $175 million in the same period of 2008. The decrease was principally attributable to:

•

a decrease of approximately $96 million resulting from a higher frequency of mid-sized losses and normal fluctuations in profitability between periods generally, given the softening market conditions, partially offset by an increase in net earned premiums resulting from an increase in the book of business and exposure; and

•	an increase in other operating expenses of $16 million, mainly due to increased personnel costs and withholding taxes; partially offset by

•

an increase of $18 million in net favorable development on prior accident years, from $229 million in the six months ended June 30, 2007 to $247 million in the same period of 2008. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section; and

•	a decrease in the level of large catastrophic losses of $49 million, net of reinstatement premiums, relating to European Windstorm Kyrill in 2007.

Underwriting result for the Life segment decreased from a loss of $15 million in the six months ended June 30, 2007 to a loss of $22 million in the corresponding six months of 2008 due to an increase of $10 million in net adverse prior year reserve development between 2007 and 2008 and higher operating expenses, partially offset by an increase in net premiums earned primarily due to the growth in the mortality line.

The Company reported net investment income of $282 million in the six months ended June 30, 2008 compared to $250 million in the same period of 2007. The 13% increase in net investment income is primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations and from higher reinvestment rates on fixed maturity bonds since June 30, 2007. Higher average foreign exchange rates also contributed 4% of the increase as a result of the weakening of the U.S. dollar, on average, in the six months ended June 30, 2008 compared to the same period in 2007.

Net realized and unrealized investment losses increased by $218 million, from a $53 million loss in the first six months of 2007, to a $271 million loss in the same period of 2008 for the reasons described in the three-month result above. Net realized and unrealized investment losses of $271 million in the six months ended June 30, 2008 were primarily due to the change in net unrealized losses on fixed maturities and equities of $303 million and net realized losses on equities of $47 million, partially offset by net realized gains of $63 million on fixed maturities. See Net Realized and Unrealized Investment Losses below for more details on net realized and unrealized loss activity.

Interest in the results of equity investments decreased from income of $6 million in the first six months of 2007 to a loss of $1 million in the corresponding six months of 2008. See the discussion in Corporate and Other below for more details.

The increase of $3 million in the Corporate and Other technical result for the first six months of 2008 compared to 2007 resulted primarily from the insurance-linked securities line, which had a technical result of $3 million in the six months ended June 30, 2008, compared to break even in the same period in 2007. Other income (loss) increased from a loss of $12 million in the six months ended June 30, 2007 to income of $3 million in the same period of 2008. The 2007 period reflected write-downs on four separate and unrelated transactions in the principal finance line and adverse weather conditions.

Other operating expenses in Corporate and Other increased by $8 million from $40 million during the six months ended June 30, 2007 to $48 million in the first six months of 2008. The increase was primarily due to an increase in personnel costs, including stock-based compensation expense related to annual awards granted to employees eligible for retirement, which are fully expensed on the grant date under SFAS 123(R) “Share-Based Payment”.

Interest expense of $27 million in the six months ended June 30, 2008 was comparable to the same period in 2007. The make-whole payment of $3 million incurred in 2008 related to the early retirement of the Company’s $220 million bank loan was offset by a lower interest expense on the Company’s $400 million floating-rate long-term debt.

Net foreign exchange losses decreased by $10 million for the six months ended June 30, 2008 compared to the same period of 2007 as a result of lower forward points paid, reflecting the interest rate differential between currencies bought and sold against the U.S. dollar and euro. Also included in the net foreign exchange line was the impact of the currency movements on unhedged securities against the functional currencies of the Company’s subsidiaries or branches.

Income tax benefit was $11 million in the six months ended June 30, 2008 compared to an expense of $43 million in the prior year period. The income tax benefit of $11 million for the six months ended June 30, 2008 was primarily due to the tax benefit associated with the net realized and unrealized investment losses as described in the three-month result above. For the first six months of 2008, this benefit is partially offset by a non-recurring tax charge of approximately $46 million resulting from asset transfers between various subsidiaries and branches relating to the Company’s European reorganization on January 1, 2008.

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

As a result of organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. The comparative segment data that was previously presented in the Company’s Form 10-Q for the three months and six months ended June 30, 2007 has been recast to conform to the current presentation.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and six months ended June 30, 2008 compared to the same period in 2007, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 47% of net premiums written in this sub-segment in the second quarter and first six months of 2008, respectively. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Gross premiums written	$254	11%	$229	$586	12%	$524
Net premiums written	246	7	229	578	10	523
Net premiums earned	$285	18	$241	$551	19	$462
Losses and loss expenses	(227)	51	(150)	(398)	39	(287)
Acquisition costs	(64)	14	(56)	(131)	15	(114)

Technical result(1)	$(6)	NM	$35	$22	(63)	$61

Loss ratio(2)	79.6%		62.1%	72.2%		62.1%
Acquisition ratio(3)	22.7		23.5	23.7		24.6

Technical ratio(4)	102.3%		85.6%	95.9%		86.7%

NM: not meaningful

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 26% and 24% of total net premiums written in the three months and six months ended June 30, 2008, respectively.

Three-month result

Gross and net premiums written and net premiums earned increased by 11%, 7% and 18%, respectively, in the three months ended June 30, 2008 compared to the same period in 2007. The increases resulted primarily from the growth in the Company’s agriculture line of business, which benefited from increased opportunities, pricing and demand. Net premiums written also increased in the casualty line, but were more than offset by decreases in all other lines of business due to higher cedant retentions. The increase in net premiums earned of 18% during the three months ended June 30, 2008 compared to the same period in 2007 was greater than the increase in net premiums written of 7% due to a shift in the mix of business to the agriculture line, which is generally written on a losses occurring basis, and due to the decreases in net premiums written in most lines of business, except agriculture and casualty.

Six-month result

Gross and net premiums written and net premiums earned increased by 12%, 10% and 19%, respectively, in the six months ended June 30, 2008 compared to the same period in 2007. The increases resulted primarily from the growth in the Company’s agriculture line of business. Due to the increased opportunities in the agriculture line, the Company bound approximately $285 million of annual net premiums, and recorded $133 million in net premiums written in the six months ended June 30, 2008 compared to $50 million in the same period of 2007. The growth in premiums written in the agriculture line of business increases the Company’s exposure to commodity price risk for crops, drought and other agricultural risks. Net premiums written also increased in the casualty lines, but were more than offset by decreases in all other lines of business due to higher cedant retentions. Net premiums written were also impacted by $9 million greater downward premium adjustments received from cedants in the six months ended June 30, 2008 compared to the same period in 2007. The increase in net premiums earned of 19% during the six months ended June 30, 2008 compared to the same period in 2007 was greater than the increase in net premiums written of 10% due to the change in the mix of business towards agriculture, which is written on a losses occurring basis, a decrease in business written in most lines, except agriculture and casualty, and an increase in downward net premiums written adjustments, with a lesser impact on net premiums earned. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business; c) net favorable loss development on prior accident years of $22 million, or 7.9 points on the loss ratio of this sub-segment; and d) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned. The net favorable loss development of $22 million included net favorable development for prior accident years in all lines of business, with the exception of the motor line, which experienced net adverse loss development for prior accident years of $3 million. Loss information provided by cedants during the three months ended June 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor line), which had the net effect of decreasing (increasing for motor line) prior year loss estimates.

The 2007 losses and loss expenses and loss ratio reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $18 million, or 7.4 points on the loss ratio; and c) a decrease in the book of business. The net favorable loss development of $18 million included net favorable development in all lines of business except multiline, which experienced net adverse development of $3 million.

The increase of $77 million in losses and loss expenses for the three months ended June 30, 2008 compared to the same period of 2007 included:

•

an increase in losses and loss expenses of approximately $81 million resulting from a combination of a higher level of mid-sized losses in the agriculture, property and structured risk lines of business, an increase in the book of business and exposure and normal fluctuations in profitability between periods; and was partially offset by

•	an increase of $4 million in net favorable prior year development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business; c) net favorable loss development on prior accident years of $38 million, or 6.9 points on the loss ratio of this sub-segment; and d) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned. The net favorable loss development of $38 million included net favorable development for prior accident years in all lines of business, with the exception of the motor line, which experienced net adverse loss development for prior accident years of $4 million. Loss information provided by cedants during the six months ended June 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor line), which had the net effect of decreasing (increasing for motor line) prior year loss estimates.

The 2007 losses and loss expenses and loss ratio reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $30 million, or 6.6 points on the loss ratio; and c) a decrease in the book of business. The net favorable loss development of $30 million included net favorable development in all lines of business except the property line, which had a net adverse development of $3 million.

The increase of $111 million in losses and loss expenses for the six months ended June 30, 2008 compared to the same period of 2007 included:

•

an increase in losses and loss expenses of approximately $119 million resulting from a combination of a higher level of mid-sized losses, an increase in the book of business and exposure and normal fluctuations in profitability between periods; and was partially offset by

•	an increase of $8 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month result and six-month result

The acquisition costs increased in the three months and six months ended June 30, 2008 compared to the same periods in 2007 as a result of higher net premiums earned. The slight decrease in acquisition ratio in the three months and six months ended June 30, 2008 compared to 2007 was a result of the shift in the mix of business to the agriculture line and is partially offset by profit commission adjustments reported by cedants.

Technical result and technical ratio

Three-month result

The decrease of $41 million in the technical result and the corresponding increase in technical ratio in the three months ended June 30, 2008 compared to the same period of 2007 was primarily attributable to a decrease of $45 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability and net premiums earned between periods, partially offset by an increase in net favorable prior year development of $4 million.

Six-month result

The decrease of $39 million in the technical result and corresponding increase in technical ratio in the six months ended June 30, 2008 compared to the same period of 2007 was primarily attributable to a decrease of $47 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability and net premiums earned between periods, partially offset by an increase in net favorable prior year development of $8 million.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is comprised of short-tail business, in the form of property and proportional motor business, that represented 88% and 79% of net premiums written for this sub-segment in the three months and six months ended June 30, 2008, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Gross premiums written	$134	4%	$129	$509	10%	$462
Net premiums written	132	4	127	505	10	459
Net premiums earned	$186	8	$173	$387	11	$349
Losses and loss expenses	(87)	(33)	(131)	(234)	(6)	(249)
Acquisition costs	(48)	8	(44)	(100)	11	(90)

Technical result	$51	NM	$(2)	$53	389	$10

Loss ratio	46.7%		75.6%	60.6%		71.2%
Acquisition ratio	25.6		25.6	25.7		25.7

Technical ratio	72.3%		101.2%	86.3%		96.9%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 14% and 21% of total net premiums written for the three months and six months ended June 30, 2008, respectively.

Three-month result

The increase in gross and net premiums written and net premiums earned in the three months ended June 30, 2008 resulted from the casualty and motor lines of business, while the property line decreased. The weakening of the U.S. dollar, on average, during the three months ended June 30, 2008 compared to the same period in 2007 contributed to the increase in premiums in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. The foreign exchange fluctuations contributed 12% to the increase in gross and net premiums written and net premiums earned and was partially offset by the impact of increased competition, declines in pricing and increased risk retention by cedants reducing gross and net premiums written and net premiums earned. Net premiums written and net premiums earned were also impacted by greater downward premium adjustments received from cedants in the second quarter of 2008.

Six-month result

The increase in gross and net premiums written and net premiums earned in the first six months of 2008 resulted from all lines of business and was primarily due to the acquisition of the renewal rights of the international reinsurance business of the French Monceau Group in 2007, partially offset by the impact of increased cedant retentions and greater downward premium adjustments of $39 million reported by cedants in the six months ended June 30, 2008 compared to the same period in 2007. The weakening of the U.S. dollar, on average, during the six months ended June 30, 2008 compared to the same period in 2007 contributed 10% to the increase in gross premiums written and 11% to net premiums written and net premiums earned. Notwithstanding the increased competition, declines in pricing and the increased risk retention by cedants prevailing in the lines of business and markets of this sub-segment, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2008 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $52 million, or 27.9 points on the loss ratio; c) net favorable loss development on the prior quarter of $5 million, or 2.7 points on the loss ratio; and d) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $52 million included net favorable development in all lines of business, but was most pronounced in the property line, and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended June 30, 2008 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended June 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2007 reflected a) no large catastrophic losses; b) a higher than usual level of mid-sized losses; c) net favorable loss development on prior accident years of $20 million, or 11.3 points on the loss ratio; and d) a decrease in the book of business and exposure. The net favorable loss development of $20 million included net favorable development in all lines.

The decrease of $44 million in losses and loss expenses for the three months ended June 30, 2008 compared to the same period in 2007 included:

•	an increase of $32 million in net favorable prior year development;

•	an increase of $5 million in net favorable prior quarter development; and

•

a decrease in losses and loss expenses of approximately $7 million resulting from a lower level of mid-sized losses in 2008, partially offset by the increase in the book of business and exposure and normal fluctuations in profitability between periods.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses mainly in the property line of business; c) net favorable loss development on prior accident years of $110 million, or 28.3 points on the loss ratio; and d) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $110 million included net favorable development in all lines of business, but was most pronounced in the property line, and was primarily due to favorable loss emergence, as losses reported by cedants during the six months ended June 30, 2008 for prior accident years were lower than the Company expected. Loss information provided by cedants in the six months ended June 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2007 reflected a) losses related to European Windstorm Kyrill of $13 million, or 3.6 points on the loss ratio of this sub-segment; b) a higher than usual level of mid-sized losses; c) net favorable loss development on prior accident years of $60 million, or 17.0 points on the loss ratio; and d) a decrease in the book of business and exposure. The net favorable loss development of $60 million included net favorable development in all lines.

The decrease of $15 million in losses and loss expenses for the six months ended June 30, 2008 compared to the same period in 2007 included:

•	an increase of $50 million in net favorable prior year development; and

•	a decrease of $13 million in large catastrophic losses; partially offset by

•

an increase in losses and loss expenses of approximately $48 million resulting from a combination of an increase in the book of business, a higher level of mid-sized losses, modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result and six-month result

The acquisition costs increased in the three months and six months ended June 30, 2008 compared to 2007 as a result of higher net premiums earned. The acquisition ratio remained flat reflecting a relatively consistent distribution of net premiums earned between the lines of business in this sub-segment in the three months and six months ended June 30, 2008 compared to 2007.

Technical result and technical ratio

Three-month result

The increase of $53 million in technical result and corresponding decrease in technical ratio for the three months ended June 30, 2008 compared to the same period in 2007 was primarily explained by an increase of $32 million in net favorable prior year development, an increase of $16 million resulting from lower mid-sized losses and normal fluctuations in profitability between periods and an increase of $5 million in net favorable prior quarter development.

Six-month result

The increase of $43 million in technical result and corresponding decrease in technical ratio for the six months ended June 30, 2008 compared to the same period in 2007 was primarily explained by an increase of $50 million in net favorable prior year development, and a decrease of $13 million in large catastrophic losses, partially offset by a decrease of $20 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability between periods, after considering the growth in net earned premiums in 2008.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 19% and 22% of the net premiums written in the three months and six months ended June 30, 2008 in this sub-segment, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 68% and 62% of the net premiums written, while specialty casualty is considered to be long-tail and represented 13% and 16% of the net premiums written in this sub-segment in the three months and six months ended June 30, 2008, respectively.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Gross premiums written	$291	6%	$275	$645	11%	$580
Net premiums written	291	6	275	624	12	560
Net premiums earned	$272	2	$265	$490	1	$486
Losses and loss expenses	(144)	31	(110)	(291)	39	(209)
Acquisition costs	(75)	8	(70)	(129)	2	(127)

Technical result	$53	(38)	$85	$70	(53)	$150

Loss ratio	52.8%		41.4%	59.5%		43.1%
Acquisition ratio	27.7		26.2	26.3		26.0

Technical ratio	80.5%		67.6%	85.8%		69.1%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 30% and 26% of total net premiums written in the three months and six months ended June 30, 2008, respectively.

Three-month result

Gross and net premiums written increased by 6% during the three months ended June 30, 2008 compared to the same period in 2007. The increase resulted from all lines of business, except for aviation/space and specialty casualty, which were flat. The increase was primarily due to the weakening of the U.S. dollar, on average, in the three months ended June 30, 2008 compared to the same period of 2007, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations contributed 8% to the increase in gross and net premiums written and 9% to net premiums earned and were partially offset by the impact of increased competition, declines in pricing and increased retentions by cedants which reduced gross and net premiums written and net premiums earned.

Six-month result

Gross and net premiums written increased by 11% and 12%, respectively, in the six months ended June 30, 2008 compared to the same period in 2007. The increase resulted from all lines of business except for the aviation/space line. The increase of 12% in net premiums written for the six months ended June 30, 2008 is higher than the increase of 1% in net premiums earned as a result of refining the application of the Company’s earnings pattern methodology in certain lines of business. The weakening of the U.S. dollar, on average, in the six months ended June 30, 2008 compared to the same period of 2007 also contributed significantly to the increase in premiums. The foreign exchange fluctuations contributed 8% to the increase in gross and net premiums written and net premiums earned. Notwithstanding the increased competition, declines in pricing and the increased risk retention by cedants prevailing in certain lines and markets of this sub-segment, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2008 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $32 million, or 11.7 points on the loss ratio; and c) net favorable loss development on the prior quarter of $9 million, or 3.5 points on the loss ratio. The net favorable development of $32 million reported in the three months ended June 30, 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the engineering and energy lines of business, which included net adverse loss development for prior accident years of $3 million. Loss information provided by cedants in the three months ended June 30, 2008 for prior accident years was lower than the Company expected (higher for the engineering and energy lines) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business with the exception of the engineering and energy lines, which had the net effect of decreasing (increasing for the engineering and energy lines) the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2007 for this sub-segment reflected a) net favorable loss development on prior accident years of $57 million, or 21.4 points on the loss ratio; and b) net favorable loss development on the prior quarter of $6 million, or 2.3 points on the loss ratio. The net favorable loss development of $57 million reported in the three months ended June 30, 2007 included net favorable development in all lines of business with the exception of the energy line.

The increase of $34 million in losses and loss expenses for the three months ended June 30, 2008 compared to the same period in 2007 included:

•	a decrease of $25 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $12 million resulting from a combination of modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods; and was partially offset by

•	an increase of $3 million in net favorable prior quarter development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 for this sub-segment reflected a) no large catastrophic losses; b) a higher level of mid-sized losses and c) net favorable loss development on prior accident years in the amount of $65 million, or 13.2 points on the loss ratio. The net favorable development of $65 million reported in the six months ended June 30, 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the energy line, which included net adverse loss development for prior accident years of $11 million. Loss information provided by cedants in the six months ended June 30, 2008 for prior accident years was lower than the Company expected (higher for the energy line) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business with the exception of the energy line, which had the net effect of decreasing (increasing for the energy line) the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2007 for this sub-segment reflected a) losses related to European windstorm Kyrill of $7 million, or 1.5 points on the loss ratio; and b) net favorable loss development on prior accident years of $116 million, or 23.8 points on the loss ratio. The net favorable loss development of $116 million reported in the six months ended June 30, 2007 included net favorable development in all lines of business.

The increase of $82 million in losses and loss expenses for the six months ended June 30, 2008 compared to the same period in 2007 included:

•	a decrease of $51 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $38 million resulting from a combination of a higher level of mid-sized losses, modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods; and was partially offset by

•	a decrease of $7 million in large catastrophic losses.

Acquisition costs and acquisition ratio

Three-month result and six-month result

The increase in acquisition costs in the three months and six months ended June 30, 2008 compared to 2007 is primarily due to the increase in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned. The increase in the acquisition ratio in the three months ended June 30, 2008 compared to 2007 was primarily due to profit commission adjustments recorded in the credit/surety line of business. The acquisition ratio in the six months ended June 30, 2008 compared to the same period in 2007 was flat.

Technical result and technical ratio

Three-month result

The decrease of $32 million in the technical result and corresponding increase in the technical ratio for the three months ended June 30, 2008 compared to the same period in 2007 was explained by a decrease of $25 million in net favorable prior year development and a decrease of $10 million resulting from modestly lower profitability on business written in 2008 and normal fluctuations in profitability between periods, partially offset by an increase of $3 million in net favorable prior quarter development.

Six-month result

The decrease of $80 million in the technical result and corresponding increase in the technical ratio for the six months ended June 30, 2008 compared to the same period in 2007 was explained by a decrease of $51 million in net favorable prior year development and a decrease of $36 million resulting from a higher level of mid-sized losses, modestly lower profitability on business written in 2008 and normal fluctuations in profitability between periods, partially offset by a decrease of $7 million in large catastrophic losses.

Catastrophe

The Catastrophe sub-segment writes business predominantly on non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Gross premiums written	$145	10%	$131	$343	—%	$343
Net premiums written	145	10	132	343	—	343
Net premiums earned	$65	(1)	$66	$142	(11)	$160
Losses and loss expenses	20	NM	(16)	18	NM	(45)
Acquisition costs	(7)	1	(7)	(13)	(16)	(16)

Technical result	$78	82	$43	$147	49	$99

Loss ratio	(30.7)%		24.7%	(12.9)%		28.2%
Acquisition ratio	10.2		10.0	9.6		10.2

Technical ratio	(20.5)%		34.7%	(3.3)%		38.4%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 15% and 14% of total net premiums written in the three months and six months ended June 30, 2008, respectively.

Three-month result

Gross and net premiums written increased by 10% and net premiums earned decreased by 1% in the three months ended June 30, 2008 compared to the same period of 2007. The increase in net premiums written in the three months ended June 30, 2008 compared to 2007 was primarily due to foreign exchange fluctuations and due to timing differences in the recognition of premiums between the first and second quarter, which offset on a year to date basis. The weakening of the U.S. dollar, on average, in the three months ended June 30, 2008 compared to the same period of 2007 contributed to the increase in premiums in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written by 3% and were partially offset by higher cedant retentions and increased competition. The decrease in net premiums earned in the three months ended June 30, 2008 compared to 2007 was impacted by the refinement of the application of the Company’s methodology related to its U.S. wind earnings pattern in 2007, partially offset by fluctuations in foreign exchange which increased net premiums earned by 8%.

Six-month result

Gross and net premiums written remained flat and net premiums earned decreased by 11% in the six months ended June 30, 2008 compared to the same period of 2007. The weakening of the U.S. dollar, on average, in the six months ended June 30, 2008 compared to the same period of 2007 increased gross and net premiums written by 5% and 6%, respectively, which was partially offset by a slow-down in the growth of this sub-segment as discussed in the three-month result. The comparison of net premiums earned between periods was also impacted by the refinement of the application of the Company’s methodology related to its U.S. wind earnings pattern in 2007.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2008 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $24 million, or 37.7 points on the loss ratio; and c) net favorable loss development on the prior quarter of $2 million, or 2.6 points on the loss ratio. The net favorable loss development of $24 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended June 30, 2008 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2007 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $12 million, or 18.9 points on the loss ratio; and c) net adverse loss development on the prior quarter of $3 million, or 4.2 points on the loss ratio.

The decrease of $36 million in losses and loss expenses for the three months ended June 30, 2008 compared to the same period in 2007 included:

•	a decrease in losses and loss expenses of approximately $20 million resulting from a low level of mid-sized loss activity in 2008;

•	an increase of $12 million in net favorable prior year development; and

•	an increase of $4 million in net favorable prior quarter development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $34 million, or 24.6 points on the loss ratio; and c) a low level of mid-sized loss activity in 2008. The net favorable loss development of $34 million was primarily due to favorable loss emergence, as losses reported by cedants in the six months ended June 30, 2008 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2007 for this sub-segment reflected a) losses related to European windstorm Kyrill of $31 million, or 20.0 points on the loss ratio; and b) net favorable loss development on prior accident years of $23 million, or 14.9 points on the loss ratio.

The decrease of $63 million in losses and loss expenses for the six months ended June 30, 2008 compared to the same period in 2007 included:

•	a decrease of $31 million in large catastrophic losses;

•	a decrease in losses and loss expenses of approximately $21 million resulting from a low level of mid-sized loss activity in 2008; and

•	an increase of $11 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month result and six-month result

The acquisition costs and acquisition ratio remained flat in the three months ended June 30, 2008 compared to 2007, reflecting the stability in net premiums earned. The decrease in acquisition costs in the six months ended June 30, 2008 compared to 2007 resulted primarily from a reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned. The decrease in the acquisition ratio in the six months ended June 30, 2008 was primarily due to higher acquisition costs in the first six months of 2007 resulting from profit commission adjustments.

Technical result and technical ratio

Three-month result

The increase of $35 million in the technical result and corresponding decrease in the technical ratio in the three months ended June 30, 2008 compared to 2007 was primarily explained by an increase of $18 million resulting from a low level of mid-sized loss activity in 2008, an increase of $12 million in net favorable prior year development and an increase of $5 million in net favorable prior quarter development.

Six-month result

The increase of $48 million in the technical result and corresponding decrease in the technical ratio in the six months ended June 30, 2008 compared to 2007 was primarily explained by a decrease of $29 million (net of $2 million of reinstatement premiums) in large catastrophic losses, an increase of $11 million in net favorable prior year development and an increase of $8 million resulting from a low level of mid-sized loss activity in 2008, which was partially offset by a smaller book of business and lower net premiums earned.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Gross premiums written	$138	(4)%	$144	$313	4%	$300
Net premiums written	136	—	136	307	8	283
Net premiums earned	$146	2	$143	$291	7	$273
Life policy benefits	(111)	(5)	(117)	(233)	9	(213)
Acquisition costs	(34)	16	(29)	(59)	(2)	(60)

Technical result	$1	NM	$(3)	$(1)	NM	$—
Other operating expenses	(12)	53	(8)	(21)	39	(15)
Net investment income	18	16	15	33	24	26

Allocated underwriting result(1)	$7	52	$4	$11	1	$11

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 14% and 13% of total net premiums written in the three months and six months ended June 30, 2008, respectively.

Three-month result

Gross premiums written decreased by 4%, net premiums written remained flat and net premiums earned increased by 2% in the three months ended June 30, 2008 compared to the same period in 2007. The weakening of the U.S. dollar, on average, in the three months ended June 30, 2008 compared to the same period of 2007 contributed to the increase in premiums, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The U.S. dollar weakened, on average, in the three months ended June 30, 2008 and foreign exchange fluctuations contributed an increase of 10% to gross and net premiums written, which was offset by the non-renewal of a large longevity treaty. In addition, while gross premiums written declined in the three months ended June 30, 2008, net premiums written remained flat compared to the same period of 2007 due to the purchase of additional reinsurance protection in the mortality line of business in 2007. Net premiums earned increased in the three months ended June 30, 2008 compared to the same period in 2007 primarily due to the impact of foreign exchange, which contributed 10% to the increase, and the purchase of additional reinsurance protection in 2007 and was partially offset by the non-renewal of a large longevity treaty.

Six-month result

The increases in gross and net premiums written and net premiums earned in the six months ended June 30, 2008 compared to the same period in 2007 was due to the impact of foreign exchange, which contributed 10% to the increases in gross and net premiums written and net premiums earned. The increase in the gross and net premiums written for the six months ended June 30, 2008 from the impact of foreign exchange was partially offset by the non-renewal of a large longevity treaty. The increase in net premiums earned for the six months ended June 30, 2008 also included $10 million in premiums reported by a cedant for a longevity treaty and was partially offset by the non-renewal of a large longevity treaty.

Life policy benefits

Three-month result

Life policy benefits decreased by $6 million in the three months ended June 30, 2008 compared to the same period in 2007. The decrease was primarily attributable to the change in the mix of business as the mortality line, which generally carries a lower level of life policy benefits than the longevity line, increased its percentage of the Life segment’s net premiums earned, as a result of the non-renewal of a large longevity treaty. This decrease was partially offset by the impact of foreign exchange fluctuations, which contributed 8% to the increase in life policy benefits during the three months ended June 30, 2008. In addition, life policy benefits in the three months ended June 30, 2008 included net favorable prior year reserve development of less than $1 million compared to net adverse prior year reserve development of $2 million in the three months ended June 30, 2007. The net adverse development of $2 million in the three months ended June 30, 2007 included net adverse loss development in the longevity line of $8 million, partially offset by net favorable loss development in the mortality and health lines and was due to the receipt of additional reported loss information from cedants.

Six-month result

Life policy benefits increased by $20 million in the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily attributable to a cedant that reported life policy benefits of $16 million for a longevity treaty and foreign exchange fluctuations which contributed 9% of the increase during the six months of 2008 and was partially offset by the change in the mix of business as a result of the non-renewal of a large longevity treaty, as described in the three month result. In addition, life policy benefits in the six months ended June 30, 2008 included net adverse prior year reserve development of $5 million compared to net favorable prior year reserve development of $5 million in the six months ended June 30, 2007. The net adverse development in the six months ended June 30, 2008 was primarily from the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. The net favorable development of $5 million in the six months ended June 30, 2007 was due to the receipt of additional reported loss information from cedants and represented net favorable development of $16 million in the mortality line partially offset by net adverse development of $11 million in the longevity line.

Acquisition costs

Three-month result and six-month result

The increase in acquisition costs in the three months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to profit commission adjustments in the mortality line in 2008. The decrease in acquisition costs in the six months ended June 30, 2008 compared to the same period in 2007 was mainly due to a decrease of $5 million in acquisition costs reported by a cedant for a longevity treaty in the first six months of 2008 compared to 2007, which was partially offset by increased profit commission adjustments in the mortality line in 2008.

Net investment income

Three-month result and six-month result

Net investment income for this segment increased by $3 million and $7 million for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007 primarily as a result of higher invested assets.

Allocated underwriting result

Three-month result

The increase of $3 million in allocated underwriting result in the three months ended June 30, 2008 compared to the same period in 2007 was primarily explained by the increase in net investment income of $3 million and an increase of $4 million in normal fluctuations in profitability between periods, partially offset by higher operating expenses of $4 million.

Six-month result

The allocated underwriting result remained flat in the six months ended June 30, 2008 compared to the same period in 2007. This was primarily explained by the increase in net investment income of $7 million, offset by higher operating expenses of $6 million, and a lower technical result of $1 million.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and six months ended June 30, 2008 and 2007 was as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Non-life
Property and casualty
Casualty	14%	13%	15%	15%
Property	11	15	17	18
Motor	4	4	6	5
Multiline and other	2	2	2	4
Specialty
Agriculture	10	6	7	3
Aviation/Space	5	6	3	4
Catastrophe	15	15	14	16
Credit/Surety	7	7	6	6
Engineering	6	6	5	4
Energy	3	2	2	2
Marine	3	3	3	3
Specialty casualty	4	4	4	4
Specialty property	2	2	3	3
Life	14	15	13	13

Total	100%	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line and segment between the 2008 and 2007 periods, which reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a shift in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Property: non-renewals of business, increased cedant retentions and an increase in negative premium adjustments resulted in the decline of premiums in the three months ended June 30, 2008, compared to the same period of 2007.

•

Multiline and other: the decrease in premiums resulted principally from timing differences in the recognition of premiums, and negative premium adjustments reported by cedants in the first six months of 2008 compared to positive premium adjustments reported in the same period of 2007.

•

Agriculture: the increase in premiums resulted principally from the growth in the Company’s agriculture line of business in its U.S. sub-segment, which benefited from increased opportunities, pricing and demand.

•	Catastrophe: the decrease in net premiums written was primarily due to prevailing market conditions, increased competition, declines in pricing and increased risk retention by cedants.

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

The distribution of gross premiums written by type of treaty for the three months and six months ended June 30, 2008 and 2007 was as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Non-life Segment
Proportional	56%	53%	50%	45%
Non-proportional	27	26	34	37
Facultative	3	5	3	4
Life Segment
Proportional	14	16	11	12
Non-proportional	—	—	2	2

Total	100%	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The increase in the percentage of proportional gross premiums written for the Non-life segment in the three months and six months ended June 30, 2008 compared to the same periods in 2007 resulted primarily from the growth in the Company’s agriculture line of business in its U.S. sub-segment.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and six months ended June 30, 2008 and 2007 was as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Europe	39%	40%	47%	46%
North America	47	47	40	42
Asia, Australia and New Zealand	7	8	6	7
Latin America, Caribbean and Africa	7	5	7	5

Total	100%	100%	100%	100%

The distribution of gross premiums written was comparable between both periods, except for the increase in Latin America, Caribbean and Africa for the three months and six months ended June 30, 2008, which was primarily due to the Company’s premium growth in Brazil and Latin America. The distribution of gross premiums for all non-U.S. regions was affected by foreign exchange fluctuations which increased the non-U.S. premiums as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by source for the three months and six months ended June 30, 2008 and 2007 was as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Broker	75%	72%	72%	70%
Direct	25	28	28	30

The distribution of gross premiums written was comparable between both periods.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and six months ended June 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Fixed maturities	$129	29%	$100	$248	28%	$194
Equities	7	(26)	10	15	(21)	20
Short-term investments, trading securities, cash and cash equivalents	4	(68)	14	11	(62)	28
Funds held and other	11	(8)	12	20	10	18
Investment expenses	(6)	27	(5)	(12)	18	(10)

Net investment income	$145	11	$131	$282	13	$250

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Results by Segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income increased in the three months ended June 30, 2008 compared to the same period in 2007 for the following reasons:

•

an increase in net investment income from fixed maturities due to an increase in the asset base resulting from the reinvestment of cash flows from operations, higher reinvestment rates on fixed maturity bonds during the three months ended June 30, 2008 compared to the same period of 2007, and net investment income on the Company’s securities that were previously classified as trading, prior to the adoption of SFAS 159; and

•	the weakening of the U.S. dollar, on average, in the three months ended June 30, 2008 compared to the same period in 2007 contributed 4% of the increase in net investment income; partially offset by

•

a decrease in net investment income from equities due to the reduction in the level of equity exposures held and lower dividends received on equity securities during the three months ended June 30, 2008 compared to the same period of 2007; and

•	a decrease in net investment income from short-term investments, trading securities, and cash and cash equivalents due to the investment of cash and cash equivalents in fixed maturities in 2008.

Six-month result

Net investment income increased in the six months ended June 30, 2008 compared to the same period in 2007 for the following reasons:

•	an increase in net investment income from fixed maturities due to the factors discussed in the three-month result above;

•

an increase in net investment income on funds held as a result of a negative adjustment of $2 million in funds held income reported by a cedant for a longevity treaty in the six months ended June 30, 2007; and

•	the weakening of the U.S. dollar, on average, in the six months ended June 30, 2008 compared to the same period in 2007 contributed 4% of the increase in net investment income; partially offset by

•	a decrease in net investment income from equities and short-term investments, trading securities, and cash and cash equivalents due to the factors discussed in the three-month result above; and

•	an increase in investment expenses of $2 million due to the increase in invested assets from 2007 to 2008.

Net Realized and Unrealized Investment Losses

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities. Realized and unrealized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates and equity market conditions.

The components of net realized and unrealized investment gains or losses for the three months and six months ended June 30, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Net realized investment gains (losses) on fixed maturities and short-term investments, excluding other-than-temporary impairments	$18	$(20)	$63	$(25)
Net realized investment (losses) gains on equities, excluding other-than-temporary impairments	(21)	47	(47)	62
Other-than-temporary impairments	—	(64)	—	(74)
Net realized gains on trading securities	—	11	—	25
Change in net unrealized investment losses on trading securities	—	(4)	—	(20)
Net realized and unrealized investment losses on equity securities sold but not yet purchased	—	(5)	—	(8)
Net realized and unrealized gains on designated hedging activities	—	3	—	5
Net realized (losses) gains on other invested assets	(16)	(18)	7	(17)
Change in net unrealized gains on other invested assets	14	—	12	—
Change in net unrealized investment losses on fixed maturities subject to the fair value option under SFAS 159	(303)	—	(229)	—
Change in net unrealized investment gains (losses) on equities subject to the fair value option under SFAS 159	15	—	(74)	—
Net other realized and unrealized investment losses	(3)	(4)	(3)	(1)

Net realized and unrealized investment losses	$(296)	$(54)	$(271)	$(53)

The Company adopted SFAS 159 effective January 1, 2008. Prior to the adoption of SFAS 159, unrealized gains and losses, net of taxes, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized gains and losses are recorded in net realized and unrealized investment losses in the Consolidated Statements of Operations. The net realized gains and losses on securities previously classified as trading have been recorded within the related investment classification (fixed maturities or equities) beginning in 2008, and the change in net unrealized investment gains and losses on such securities are included in change in net unrealized investment gains and losses on securities subject to the fair value option under SFAS 159. Following the adoption of SFAS 159, the Company is no longer required to record other-than-temporary impairment charges, as changes in market value are now recorded in net income.

The Company utilizes derivative financial instruments as part of its overall currency risk management strategy to hedge the fair value of certain fixed income securities that were previously classified as available for sale. Prior to the adoption of SFAS 159 on January 1, 2008, these derivatives were designated as fair value hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and changes in the fair values of these derivatives and the hedged item related to foreign currency were recognized in net realized investment gains and losses in the Consolidated Statement of Operations. As a result of adopting SFAS 159, and in accordance with SFAS No. 133, changes in the fair values of these securities are recognized in net realized and unrealized investment gains and losses, while changes in the fair value of the foreign currency derivatives are recognized in net foreign exchange gains and losses in the Consolidated Statement of Operations.

Three-month result

Net realized and unrealized investment losses increased by $242 million, from a $54 million loss in the three months ended June 30, 2007, to a $296 million loss in the same period of 2008. The increase in net realized and unrealized investment losses was mainly due to increases in U.S. and European interest rates, and reflects the Company’s adoption of SFAS 159, which was effective January 1, 2008 as described above. Net realized and unrealized investment losses of $296 million in the three months ended June 30, 2008 were principally due to changes in net unrealized losses on fixed maturities of $303 million and net realized losses on equities and other invested assets of $37 million, partially offset by net realized gains on fixed maturities of $18 million and changes in net unrealized gains on equities and other invested assets of $29 million. The realized losses incurred during the three months ended June 30, 2007 were mainly due to other-than-temporary impairment charges.

Net realized and unrealized losses on other invested assets were $2 million in the three months ended June 30, 2008, comprised of $16 million in net realized losses and $14 million related to the change in net unrealized gains, compared to a net realized investment loss of $18 million for the same period in 2007. The net realized losses on other invested assets in the 2008 period primarily relate to losses on treasury futures, which are used to manage the duration of the investment portfolio, and realized losses on two principal finance transactions. The net realized losses on other invested assets during the 2007 period primarily related to treasury futures. The change in net unrealized gains of $14 million in the 2008 period primarily relates to the settlement of the two unrelated principal finance transactions referred to above.

Six-month result

Net realized and unrealized investment losses increased by $218 million, from a $53 million loss in the first six months of 2007, to a $271 million loss in the same period of 2008 due to the factors described in the three-month result above. Net realized and unrealized investment losses of $271 million in the six months ended June 30, 2008 were principally due to the change in net unrealized losses on fixed maturities and equities of $303 million and net realized losses on equities of $47 million, partially offset by net realized gains of $63 million on fixed maturities. The realized losses incurred during the six months ended June 30, 2007 were mainly due to other-than-temporary impairment charges and realized losses on fixed maturities, partially offset by realized gains on equities.

Net realized and unrealized gains on other invested assets were $19 million in the six months ended June 30, 2008, comprised of $7 million in net realized gains and $12 million related to the change in net unrealized gains, compared to a net realized investment loss of $17 million for the same period in 2007. The net realized gains on other invested assets in the 2008 period primarily relate to treasury futures partially offset by realized losses on principal finance transactions. The net realized losses on other invested assets during the 2007 period related to treasury futures. The change in net unrealized gains of $12 million in the 2008 period primarily relates to the settlement of the two unrelated principal finance transactions referred to above and was partially offset by the change in unrealized losses on treasury futures.

Interest in Earnings of Equity Investments

Three-month result

Losses from the Company’s interest in the results of equity investments amounted to $2 million for the three months ended June 30, 2008, compared to earnings of $3 million in the same period of 2007.

The loss from the Company’s interest in the results of equity investments for the three months ended June 30, 2008 related to a write-down of one principal finance transaction. Included in the interest in the results of equity investments for the three months ended June 30, 2008 and 2007 was $nil and $3 million, respectively, related to the Company’s share of the results of ChannelRe Holdings.

Six-month result

Losses from the Company’s interest in the results of equity investments amounted to $1 million for the six months ended June 30, 2008, compared to earnings of $6 million in the same period of 2007.

Included in the interest in the results of equity investments for the six months ended June 30, 2008 and 2007 was $nil and $6 million, respectively, related to the Company’s share of the results of ChannelRe Holdings. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s investment in ChannelRe Holdings was $nil.

See Note 9 to Condensed Consolidated Financial Statements in Item 1 above for a discussion on ChannelRe Holdings.

Technical Result and Other Income (Loss)

Three-month result

Technical result and other income (loss) included in Corporate and Other are from principal finance transactions and insurance-linked securities. The increase of $1 million in the technical result for the three months ended June 30, 2008 compared to the same period of 2007 resulted primarily from the insurance-linked securities line. The other income (loss) is described in Review of Net (Loss) Income above.

Six-month result

The increase of $3 million in the technical result for the six months ended June 30, 2008 compared to the same period of 2007 resulted primarily from the insurance-linked securities line, which had a technical result of $3 million in the six months ended June 30, 2008, compared to break even in the same period in 2007. The other income (loss) is described in Review of Net (Loss) Income above.

Other Operating Expenses

Other operating expenses for the three months and six months ended June 30, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2008	% Change 2008 over 2007	For the three months ended June 30, 2007	For the six months ended June 30, 2008	% Change 2008 over 2007	For the six months ended June 30, 2007
Other operating expenses	$97	21%	$80	$189	19%	$159

Three-month result

Other operating expenses represent 10.1% and 9.0% of net premiums earned (both life and non-life) for the three months ended June 30, 2008 and 2007, respectively. Other operating expenses included in Corporate and Other were $22 million and $20 million for the three months ended June 30, 2008 and 2007, respectively, of which $18 million and $19 million are related to corporate activities for 2008 and 2007, respectively.

The increase in operating expenses of 21% for the three months ended June 30, 2008 compared to the same period in 2007 consisted primarily of increases in personnel costs of $16 million, including salaries and annual incentive accruals. The weakening of the U.S. dollar, on average, in the three months ended June 30, 2008 compared to the same period in 2007, contributed 8% to the increase in other operating expenses.

Six-month result

Other operating expenses represent 10.1% and 9.2% of net premiums earned (both life and non-life) for the six months ended June 30, 2008 and 2007, respectively. Other operating expenses included in Corporate and Other were $48 million and $40 million for the six months ended June 30, 2008 and 2007, respectively, of which $40 million and $36 million are related to corporate activities for 2008 and 2007, respectively.

The increase in operating expenses of 19% for the six months ended June 30, 2008 compared to the same period in 2007 consisted primarily of increases in personnel costs of $28 million, including salaries, annual incentive accruals and stock-based compensation expense. The weakening of the U.S. dollar, on average, in the six months ended June 30, 2008 compared to the same period in 2007, contributed 6% to the increase in other operating expenses.

Financial Condition, Liquidity and Capital Resources

See the Company’s Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion of financial condition, liquidity and capital resources at June 30, 2008 focuses only on material changes from December 31, 2007.

Investments

Total investments and cash were $12.0 billion at June 30, 2008, compared to $11.6 billion at December 31, 2007. The major factors influencing the increase in the six-month period ended June 30, 2008 were:

•	net cash provided by operating activities of $520 million;

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets and cash balances into U.S. dollars, amounting to approximately $289 million;

•	net proceeds of $28 million from the issuance of senior notes, the redemption of the 5.81% fixed rate bank loan and associated financing costs; and

•	increase in net payable for securities purchased of $20 million; offset by

•

decrease in the market value of the investment portfolio (realized and unrealized) of $288 million resulting from a decrease in the fixed maturity portfolio of $167 million and a decrease in the equity portfolio of $121 million;

•

net payment for the Company’s common shares of $33 million resulting from the repurchase of common shares of $40 million under the Company’s share repurchase program, partially offset by $7 million related to the issuance of common shares under the Company’s equity plans; and

•	dividend payments on common and preferred shares totaling $67 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At June 30, 2008, the liability funds totaled $7.3 billion and were comprised of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $4.9 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Effective January 1, 2008, the Company adopted SFAS 159. As a result of the adoption of SFAS 159, fixed maturities, short-term investments and equities that were previously classified as available for sale were reclassified as trading securities. The market value of investments classified as trading securities was $11.5 billion at June 30, 2008. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations. As a consequence, the Company is no longer required to perform an analysis of its investments for other-than-temporary impairment.

At June 30, 2008, approximately 96% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% of the Company’s fixed income securities were publicly traded.

The average duration of the Company’s investment portfolio was 3.8 years at June 30, 2008 and 3.9 years at December 31, 2007, which approximates the duration of the Company’s liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury futures at June 30, 2008 allowed the Company to reduce the duration of its investment portfolio from 4.0 years to 3.8 years.

Fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 5.0% at June 30, 2008 compared to 4.7% at December 31, 2007, reflecting increases in U.S. and European interest rates, which were partially offset by tightening spreads on corporate and mortgage-backed securities.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at June 30, 2008 were as follows (in millions of U.S. dollars):

June 30, 2008	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,131	$20	$(6)	$1,145
other foreign governments	2,953	25	(61)	2,917
corporate	3,844	30	(100)	3,774
mortgage/asset-backed securities	2,490	13	(51)	2,452

Total fixed maturities	10,418	88	(218)	10,288
Short-term investments	109	—	(1)	108
Equities	1,120	30	(85)	1,065

Total	$11,647	$118	$(304)	$11,461

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

U.S. government and agencies included both U.S. treasuries and agencies of the U.S. government. At June 30, 2008, U.S. treasuries accounted for 76% of this category. Although U.S. treasuries and agencies are not rated, they are generally considered to have credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At June 30, 2008, 84% of this category was rated AAA, while investment grade government and agency obligations accounted for the remaining 16% of this category. The largest three foreign government issuers (Germany, Canada and France) accounted for 82% of this category at June 30, 2008.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At June 30, 2008, 95% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 64% were rated A- or better. While the ten largest issuers accounted for less than 20% of the corporate bonds held by the Company at June 30, 2008, no single issuer accounted for more than 3% of the total. U.S. bonds comprised 81% of this category at June 30, 2008, and 43% and 13% were bonds within the financial and communications sectors, respectively.

In the mortgage/asset-backed securities category, 94% were U.S. mortgage/asset-backed securities at June 30, 2008. These securities generally have a low risk of default, as substantially all are backed by government sponsored entities, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at June 30, 2008. Of the Company’s U.S. mortgage/asset-backed securities of $2.3 billion at June 30, 2008, less than 1% was rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 6%, or $152 million, of the mortgage/asset-backed securities category at June 30, 2008 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 78% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments were primarily corporate bond obligations of U.S. corporations.

Publicly traded common stocks (including public exchange traded funds and REITS) comprised 75% of equities at June 30, 2008. The majority of the remaining balance was comprised of a $225 million bank loan portfolio, which accounted for 21% of the equities, with the balance in high yield, convertibles and alternative investments. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 77% at June 30, 2008. While the ten largest common stocks accounted for 21% of equities (excluding equities held in exchange traded funds and mutual funds) at June 30, 2008, no single common stock issuer accounted for more than 4% of the total. At June 30, 2008, the largest publicly traded common stock exposures of the eleven major economic sectors were 16% in industrials, 14% in consumer non-cyclicals, 13% in energy and 13% in finance.

Maturity Distribution

The distribution of fixed maturities and short-term investments at June 30, 2008, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$789	$790
More than one year through five years	3,727	3,698
More than five years through ten years	3,070	3,003
More than ten years	451	453

Subtotal	8,037	7,944
Mortgage/asset-backed securities	2,490	2,452

Total	$10,527	$10,396

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at June 30, 2008:

% of total fixed income securities
Rating Category
AAA	59%
AA	8
A	17
BBB	12
Below investment-grade/unrated	4

100%

During the six months ended June 30, 2008, the Company’s AAA (or equivalent) rated securities, as a percentage of its total fixed income portfolio, has decreased from 65% at December 31, 2007 to 59% at June 30, 2008. This decrease is the result of a change in asset allocation from U.S. government treasury securities to corporate bonds, mortgage/asset-backed securities and private placement bond investments given increased credit spreads.

Other Invested Assets

At June 30, 2008, the Company had $100 million in other invested assets. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. These assets are reported within other invested assets on the Company’s Condensed Consolidated Balance Sheets.

As part of its principal finance activities, the Company has entered into total return and interest rate swaps, which are accounted for as derivative financial instruments. At June 30, 2008 and December 31, 2007, the notional value of the Company’s total return and interest rate swaps was $233 million and $273 million, respectively. The mix of the portfolio has remained unchanged from December 31, 2007, with approximately 56% of the portfolio related to apparel and retail future flow or intellectual property backed transactions, with the rest distributed over a number of generally unrelated risks. At June 30, 2008 and December 31, 2007, approximately 62% and 56% of the underlying investments were rated investment-grade, respectively. The Company uses internal valuation models to estimate the fair value of these swaps and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates.

As part of the insurance-linked securities line, the Company has entered into various derivatives, for which the underlying risks include parametric weather risks. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. At June 30, 2008 and December 31, 2007, the total net notional value of the Company’s derivatives was $45 million and $39 million, respectively.

At June 30, 2008 and December 31, 2007, the Company had $68 million and $56 million, respectively, in strategic investments. These strategic investments included non-publicly traded companies, private placement equity and bond investments and other specialty asset classes.

As discussed above, the Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury futures was $603 million and $485 million at June 30, 2008 and December 31, 2007, respectively, while the fair value of the futures contracts, recorded in other invested assets, was a net unrealized loss of $5 million and a net unrealized gain of $1 million at June 30, 2008 and December 31, 2007, respectively.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at June 30, 2008 have not changed significantly since December 31, 2007. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events, and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2008. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for additional information concerning losses and loss expenses.

At June 30, 2008 and December 31, 2007, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,614 million and $7,231 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $7,481 million and $7,099 million, respectively. The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2008 (in millions of U.S. dollars):

For the six months ended June 30, 2008
Net liability at December 31, 2007	$7,099
Net incurred losses related to:
Current year	1,152
Prior years	(247)

905

For the six months ended June 30, 2008
Net paid losses	(738)
Effects of foreign exchange rate changes	215

Net liability at June 30, 2008	$7,481

The non-life ratio of paid losses to net premiums earned was 47%, while the non-life ratio of paid losses to incurred losses was 82% for the six months ended June 30, 2008, compared to 55% and 101%, respectively, for the same period in 2007. The lower non-life ratio of paid losses to incurred losses for the six months ended June 30, 2008 compared to the same period in 2007 is due to a higher level of net incurred losses in 2008 due to a high level of mid-sized losses and higher net premiums earned, as well as lower paid losses in 2008 compared to 2007.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Policy Benefits for Life and Annuity Contracts

At June 30, 2008 and December 31, 2007, the Company recorded gross policy benefits for life and annuity contracts of $1,641 million and $1,542 million, respectively, and net policy benefits for life and annuity contracts of $1,601 million and $1,499 million, respectively. The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the six months ended June 30, 2008 (in millions of U.S. dollars):

For the six months ended June 30, 2008
Net liability at December 31, 2007	$1,499
Net incurred losses	233
Net paid losses	(175)
Effects of foreign exchange rate changes	44

Net liability at June 30, 2008	$1,601

See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.

See Shareholders’ Equity and Capital Resources Management and Off-Balance Sheet Arrangements for a discussion of the material changes in the Company’s Contractual Obligations and Commitments since December 31, 2007, resulting from the issuance of $250 million in Senior Notes, the redemption of the Company’s $220 million fixed rate bank loan, the amendment of the Company’s existing forward sale agreement and the amendment of the maturity of half of the Company’s $400 million long-term debt.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at June 30, 2008 was $4.4 billion, a 2.0% increase compared to $4.3 billion at December 31, 2007. The major factors contributing to the increase in shareholders’ equity for the six month period ended June 30, 2008 were:

•	net income of $103 million;

•	a $57 million positive effect of the currency translation adjustment resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar; and

•	a $15 million change in net unrealized gains and losses on investments, net of tax; offset by

•	dividends declared on both the Company’s common and preferred shares of $67 million; and

•

a net decrease of $20 million, due to the repurchase of common shares of $40 million under the Company’s share repurchase program, offset by the issuance of common shares under the Company’s employee equity plans and share-based compensation expense of $20 million.

On January 1, 2008, following the adoption of SFAS 159, the Company reclassified $106 million from net unrealized gains, net of tax, to opening retained earnings. This reclassification had no impact on the Company’s total shareholders’ equity.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through payment of dividends or stock repurchases, when available business opportunities are insufficient to fully utilize the Company’s capital at adequate returns.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share at June 30, 2008 was $70.22, an increase of 3.3% compared to $67.96 at December 31, 2007.

The table below sets forth the capital structure of the Company at June 30, 2008 and December 31, 2007 (in millions of U.S. dollars):

	June 30, 2008		December 31, 2007
Capital Structure:
Long-term debt	$400	8%	$620	12%
Senior notes (1)	250	5	—	—
Capital efficient notes(2)	250	5	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	5	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	4	230	4
Common shareholders’ equity	3,889	73	3,802	73

Total Capital	$5,309	100%	$5,192	100%

(1)	PartnerRe Finance A LLC, the issuer of the senior notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250 million on its Consolidated Balance Sheets.
(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

On May 27, 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.875% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the Senior Notes is payable semi-annually commencing on December 1, 2008, at an annual fixed rate of 6.875%, and cannot be deferred.

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used to redeem the $220 million, 5.81% fixed rate bank loan held by PartnerRe U.S. Corporation (PartnerRe U.S. Holdings), a subsidiary of the Company, and the remaining net proceeds were used for general corporate purposes.

Contemporaneously, PartnerRe U.S. Holdings issued a 6.875% promissory note, with a principal amount of $250 million to PartnerRe Finance A. Under the term of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance A the principal amount on June 1, 2018 unless previously paid. Interest on the promissory note is payable semi-annually commencing on December 1, 2008 at an annual fixed rate of 6.875%.

The Company does not consolidate PartnerRe Finance A, which issued the Senior Notes, as it does not meet the consolidation requirements under FIN 46(R). The Company has reflected the debt related to the Senior Notes on its Consolidated Balance Sheet.

On July 31, 2008, the Company amended its existing forward sale agreement (see Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the amendment, half the contract will mature according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010. See Off-Balance Sheet Arrangements below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Additionally, on July 31, 2008, the Company also entered into an amendment (Loan Amendment) to the loan agreement, dated as of October 25, 2005, among us, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half-year term loan agreement with Citibank, N.A (see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the Loan Amendment, the maturity of half of the original $400 million long-term debt is extended to July 12, 2010. The remaining half of the original long-term debt will retain its original maturity of April 27, 2009.

Under the Loan Amendment, the amended half of the long-term debt will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the long-term debt will remain unchanged at 3-month LIBOR plus 0.50%.

The loan is otherwise unchanged. See Shareholders’ Equity and Capital Resources Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In November 2007, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At June 30, 2008, the Company had 3,938,040 common shares remaining under its current share repurchase authorization. During the six months ended June 30, 2008, the Company repurchased in the open market an aggregate of 532,460 of its common shares pursuant to its repurchase program at a total cost of approximately $40 million, representing an average cost of $74.70 per share.

On July 30, 2008, the Company repurchased 1.0 million of its common shares for a total cost of approximately $70 million, pursuant to its currently effective share repurchase authorization. Following this repurchase, the Company has approximately 2.9 million common shares remaining under its current share repurchase authorization.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $480 million at June 30, 2008, compared to $655 million at December 31, 2007. Cash flows from operations for the six months ended June 30, 2008 decreased to $520 million from $976 million in the same period in 2007. This decrease in cash flows from operations was mainly due to a change in asset allocation to sell approximately $514 million of trading securities in the six months of 2007, which were classified as operating cash flows. Following the adoption of SFAS 159 on January 1, 2008, purchases and sales of trading securities are classified as investing cash flows. Without the impact of trading securities, net cash provided by operating activities in the first six months of 2007 was $462 million compared to $520 million for the same period in 2008 with increases mainly due to higher cash flow from reinvested investment income and underwriting operations.

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

Credit Facilities

Credit facilities at June 30, 2008 have not changed significantly since December 31, 2007. See Credit Facilities in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

On July 31, 2008, the Company amended its existing forward sale agreement (see Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the amendment, half the contract will mature according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010.

The extension, with an affiliate of Citigroup Global Markets Inc. (the forward counterparty), allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the term of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement is subject to a minimum price per share of $59.41 and a maximum price per share of $84.51. The future sale price under the half of the contract that is not being extended is unchanged at a minimum price per share of $59.41 and a maximum price per share of $79.63.

See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information on the forward sale agreement.

Currency

See Results of Operations and Review of Net (Loss) Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months and six months ended June 30, 2008 and 2007 and Item 3 of Part I below for a discussion of foreign currency risk.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

See Critical Accounting Policies and Estimates – Fair Value Measurements and Notes 2, 3 and 4 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion of market risks at June 30, 2008 focuses only on material changes from December 31, 2007 in the Company’s market risk exposures, or how those exposures are managed.

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

At June 30, 2008, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 3.8% (or approximately $405 million) decrease in the fair value of investments exposed to interest rates, or approximately 3.3% and 9.2% decrease in the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

The table below summarizes the Company’s gross and net exposure on its June 30, 2008 Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$3,122	$402	$566	$12	$35	$61	$4,198
Other net liabilities	(2,524)	(262)	(286)	(196)	(53)	(489)	(3,810)

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Total foreign currency risk	598	140	280	(184)	(18)	(428)	388
Total net derivative amount	330	(126)	60	223	52	402	941

Net foreign currency exposure	$928	$14	$340	$39	$34	$(26)	$1,329

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency risk in this table and the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro and its subsidiaries, whose functional currencies are the euro or Canadian dollar, which the Company does not hedge, partially offset by net short or long exposures in certain currencies.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $133 million change in the net assets held by the Company, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by performing internal credit analyses and emphasizing investment-grade credit quality in the fixed income securities it purchases. At June 30, 2008 and December 31, 2007, approximately 59% and 65%, respectively, of the Company’s fixed income portfolio was rated AAA (or equivalent rating). The decrease in the AAA rated fixed income securities the Company held as a percentage of its total fixed income portfolio at June 30, 2008 compared to December 31, 2007 was the result of a change in asset allocation from U.S. government treasury securities to corporate bonds, mortgage/asset-backed securities and private placement bond investments given increased credit spreads. At June 30, 2008 and December 31, 2007, approximately 84% of the Company’s fixed income portfolio was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

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

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $1.1 billion at June 30, 2008). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its publicly traded common stock portfolio of $800 million at June 30, 2008 has a beta versus the S&P 500 Index of approximately 1.0. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 10% (or approximately $80 million) increase or decrease in the market value of the Company’s publicly traded common stock portfolio, or an approximately 0.7% and 1.8% increase or decrease in the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from taxes or movements in the bond markets.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2008, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at June 30, 2008 have not changed significantly since December 31, 2007. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following table provides information about purchases by the Company during the quarter ended June 30, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)(2)(3)	(d) Maximum number of shares that may yet be purchased under the program(2)(4)
04/01/2008-04/30/2008	—	—	—	4,281,840
05/01/2008-05/31/2008	—	—	—	4,281,840
06/01/2008-06/30/2008	343,800	$72.07	343,800	3,938,040

Total	343,800	$72.07	343,800

(1)	The Company repurchased an aggregate of 343,800 of its common shares in the open market during the three months ended June 30, 2008 pursuant to its repurchase program.
(2)	In November 2007, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 3,938,040 common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(3)	At June 30, 2008, approximately 3.7 million common shares, or $281 million, are held in treasury and available for reissuance.
(4)	On July 30, 2008 the Company repurchased 1.0 million of its common shares pursuant to the share repurchase program for a total cost of $70.2 million. Following this repurchase, the Company had 2,938,040 common shares remaining under the current share repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of shareholders of the Company was held on May 22, 2008. The shareholders elected the Class III Directors, Ms. Hanratty, Mr. Sautter, Mr. Thiele and Dr. Zech to hold office until the Annual General Meeting of shareholders in the year 2011 or until their successors are elected or appointed.

The number of votes cast For and Withheld for each of the above directors is set forth below:

	For	Withheld
Judith Hanratty	47,563,122	126,189
Remy Sautter	47,547,872	141,439
Patrick A. Thiele	47,660,910	28,401
Jürgen Zech	47,438,004	251,307

The term of office of the Company’s Class I Directors (Robert M. Baylis, Jan H. Hoelsboer and Kevin M. Twomey) and its Class II Directors (John A. Rollwagen, Vito H. Baumgartner, Jean-Paul Montupet and Lucio Stanca) continue until the Company’s 2009 and 2010 Annual General Meetings, respectively.

The shareholders also re-appointed Deloitte & Touche to serve as the Company’s independent registered public accounting firm until the 2009 Annual General Meeting of shareholders by a vote of 47,655,566 For, 22,496 Against and 11,248 Abstaining.

The shareholders resolved to approve the 2005 Employee Equity Plan, as amended and restated, by a vote of 37,650,835 For, 7,700,862 Against and 10,988 Abstaining.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

10.1	Amended and Restated 2005 Employee Equity Plan, effective May 22, 2008

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

	By:	/S/ PATRICK A. THIELE
	Name:	Patrick A. Thiele
	Title:	President & Chief Executive Officer

Date: August 8, 2008

	By:	/S/ ALBERT A. BENCHIMOL
	Name:	Albert A. Benchimol
	Title:	Executive Vice President & Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amended and Restated 2005 Employee Equity Plan, effective May 22, 2008

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications