Form 10-Q
period 2008-09-30
PARTNERRE LTD
filed 2008-11-07
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of November 3, 2008 was 55,049,354.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007, and of shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
November 7, 2008

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2008	December 31, 2007
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2008, $9,992,842; 2007, $nil)	$9,774,923	$—
Short-term investments, trading securities, at fair value (amortized cost: 2008, $115,451; 2007, $nil)	114,165	—
Equities, trading securities, at fair value (cost: 2008, $967,331; 2007, $nil)	857,722	—
Fixed maturities, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $9,401,962)	—	9,498,791
Short-term investments, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $97,153)	—	97,307
Equities, available for sale, at fair value (cost: 2008, $nil; 2007, $838,777)	—	871,762
Trading securities, at fair value (cost: 2008, $nil; 2007, $407,541)	—	399,280
Other invested assets	112,963	50,201

Total investments	10,859,773	10,917,341
Cash and cash equivalents, at fair value, which approximates amortized cost	675,594	654,895
Accrued investment income	154,551	176,386
Reinsurance balances receivable	1,871,981	1,449,702
Reinsurance recoverable on paid and unpaid losses	166,210	158,494
Funds held by reinsured companies	893,583	1,083,036
Deferred acquisition costs	690,145	641,818
Deposit assets	398,099	398,079
Net tax assets	41,436	—
Goodwill	429,519	429,519
Net receivable for securities sold	39,389	50,065
Other assets	103,835	77,614

Total assets	$16,324,115	$16,036,949

Liabilities
Unpaid losses and loss expenses	$7,484,625	$7,231,436
Policy benefits for life and annuity contracts	1,526,275	1,541,687
Unearned premiums	1,555,263	1,267,873
Reinsurance balances payable	147,420	119,853
Ceded premiums payable	17,649	14,617
Funds held under reinsurance treaties	27,150	21,585
Deposit liabilities	435,067	435,852
Net tax liabilities	—	37,743
Accounts payable, accrued expenses and other	138,375	167,141
Long-term debt	400,000	620,000
Debt related to senior notes	250,000	—
Debt related to capital efficient notes	257,605	257,605

Total liabilities	12,239,429	11,715,392

Shareholders’ Equity
Common shares (par value $1.00, issued: 2008, 57,684,884; 2007, 57,379,516)	57,685	57,380
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 11,600,000; aggregate liquidation preference: 2008 and 2007, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 9,200,000; aggregate liquidation preference: 2008 and 2007, $230,000,000)	9,200	9,200
Additional paid-in capital	1,466,162	1,441,598
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2008, $nil; 2007, $32,769)	3,867	94,747
Currency translation adjustment	163,051	197,777
Unfunded pension obligation (net of tax of: 2008, $1,012; 2007, $1,021)	(3,383)	(3,274)
Retained earnings	2,708,750	2,753,784
Common shares held in treasury, at cost (2008, 4,408,994; 2007, 3,129,008)	(332,246)	(241,255)

Total shareholders’ equity	4,084,686	4,321,557

Total liabilities and shareholders’ equity	$16,324,115	$16,036,949

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Revenues
Gross premiums written	$868,584	$877,943	$3,276,079	$3,087,464

Net premiums written	$869,194	$873,474	$3,237,027	$3,042,733
Decrease (increase) in unearned premiums	209,265	182,921	(293,275)	(255,020)

Net premiums earned	1,078,459	1,056,395	2,943,752	2,787,713
Net investment income	146,138	135,577	428,642	385,488
Net realized and unrealized investment losses	(324,184)	(3,103)	(595,327)	(55,982)
Other (loss) income	(3,838)	5,445	2,390	(2,948)

Total revenues	896,575	1,194,314	2,779,457	3,114,271
Expenses
Losses and loss expenses and life policy benefits	751,961	562,132	1,890,349	1,564,904
Acquisition costs	232,814	215,456	665,222	622,493
Other operating expenses	86,939	79,073	275,956	238,004
Interest expense	11,877	13,649	38,687	40,643
Net foreign exchange losses	4,597	3,567	7,820	17,121

Total expenses	1,088,188	873,877	2,878,034	2,483,165
(Loss) income before taxes and interest in earnings (losses) of equity investments	(191,613)	320,437	(98,577)	631,106
Income tax (benefit) expense	(39,508)	34,825	(50,205)	77,445
Interest in earnings (losses) of equity investments	386	(22,691)	(351)	(16,452)

Net (loss) income	(151,719)	262,921	(48,723)	537,209
Preferred dividends	8,631	8,631	25,894	25,894

Net (loss) income available to common shareholders	$(160,350)	$254,290	$(74,617)	$511,315

Comprehensive (loss) income, net of tax
Net (loss) income	$(151,719)	$262,921	$(48,723)	$537,209
Change in net unrealized gains or losses on investments, net of tax	(146)	71,997	15,081	24,591
Change in currency translation adjustment	(91,732)	52,702	(34,726)	93,299
Change in unfunded pension obligation, net of tax	225	(349)	(109)	(304)

Comprehensive (loss) income	$(243,372)	$387,271	$(68,477)	$654,795

Per share data
Net (loss) income per common share:
Basic net (loss) income	$(3.01)	$4.55	$(1.38)	$9.05
Diluted net (loss) income	$(3.01)	$4.44	$(1.38)	$8.83
Weighted average number of common shares outstanding	53,339,890	55,906,565	53,952,690	56,512,693
Weighted average number of common and common share equivalents outstanding	53,339,890	57,329,191	53,952,690	57,888,824
Dividends declared per common share	$0.46	$0.43	$1.38	$1.29

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Common shares
Balance at beginning of period	$57,380	$57,076
Issue of common shares	305	556
Repurchase of common shares	—	(487)

Balance at end of period	57,685	57,145
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	1,441,598	1,413,977
Issue of common shares	24,564	43,921
Repurchase of common shares	—	(33,297)

Balance at end of period	1,466,162	1,424,601
Accumulated other comprehensive income
Balance at beginning of period	289,250	118,370
Impact of adopting SFAS 159	(105,961)	—
Change in net unrealized gains or losses on investments, net of tax	15,081	24,591
Change in currency translation adjustment	(34,726)	93,299
Change in unfunded pension obligation, net of tax	(109)	(304)

Balance at end of period	163,535	235,956
Retained earnings
Balance at beginning of period	2,753,784	2,175,624
Net (loss) income	(48,723)	537,209
Impact of adopting SFAS 159	105,961	—
Impact of adopting FIN 48	—	(8,721)
Reissuance of treasury shares	(2,101)	—
Dividends on common shares	(74,277)	(72,893)
Dividends on preferred shares	(25,894)	(25,894)

Balance at end of period	2,708,750	2,605,325
Common shares held in treasury
Balance at beginning of period	(241,255)	—
Repurchase of common shares	(110,017)	(118,604)
Reissuance of treasury shares	19,026	—

Balance at end of period	(332,246)	(118,604)

Total shareholders’ equity	$4,084,686	$4,225,223

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Cash Flows from Operating Activities
Net (loss) income	$(48,723)	$537,209
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	6,903	1,499
Net realized and unrealized investment losses	595,327	55,982
Changes in:
Net sales of trading securities	—	427,848
Reinsurance balances, net	(417,506)	(56,147)
Funds held by reinsured companies	147,890	(46,876)
Deferred acquisition costs	(63,478)	(85,871)
Net tax assets and liabilities	(62,905)	31,686
Unpaid losses and loss expenses including life policy benefits	404,605	96,157
Unearned premiums	293,275	255,020
Other changes in operating assets and liabilities	27,937	68,437
Other, net	7,821	17,120

Net cash provided by operating activities	891,146	1,302,064
Cash Flows from Investing Activities
Sales of fixed maturities	4,643,320	3,049,316
Redemptions of fixed maturities	602,701	818,063
Purchases of fixed maturities	(6,022,442)	(4,800,517)
Sales of short-term investments	154,445	11,204
Redemptions of short-term investments	4,537	138,972
Purchases of short-term investments	(176,881)	(130,751)
Sales of equities	1,320,338	1,255,037
Purchases of equities	(1,146,976)	(1,537,961)
Other, net	(68,992)	(39,392)

Net cash used in investing activities	(689,950)	(1,236,029)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(100,171)	(98,787)
Net repurchase of common shares and treasury shares	(85,289)	(125,777)
Redemption of long-term debt	(220,000)	—
Proceeds from issuance of senior notes	250,000	—
Contract fees on forward sale agreement	(8,779)	(7,863)

Net cash used in financing activities	(164,239)	(232,427)
Effect of foreign exchange rate changes on cash	(16,258)	11,863
Increase (decrease) in cash and cash equivalents	20,699	(154,529)
Cash and cash equivalents—beginning of period	654,895	988,788

Cash and cash equivalents—end of period	$675,594	$834,259

Supplemental cash flow information:
Taxes paid	$25,494	$45,774
Interest paid	$30,903	$34,251

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

The following significant accounting policies were adopted by the Company during the nine months ended September 30, 2008.

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

In October 2008, the FASB issued FSP SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company’s adoption of FSP SFAS 157-3 did not have a material impact on its consolidated shareholders’ equity or net income.

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

SFAS 163

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (SFAS 163). SFAS 163 clarifies the recognition and measurement of premium revenue and claim liabilities, and requires expanded disclosures about an entity’s financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with certain disclosures about the Company’s risk-management activities and insured financial obligations effective for the period ended September 30, 2008. The Company has determined that the impact of the adoption of SFAS 163 on its consolidated shareholders’ equity and net income is immaterial and no additional disclosures are required at September 30, 2008.

EITF 07-05

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities; Organization for Economic Co-operation and Development Sovereign Treasury bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (“ABS”); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency options, equity put and call options, interest rate swaps and credit default swaps.

•	Level 3 inputs – Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; private ABS; credit linked notes; loans receivable; total return swaps and weather derivatives.

Following the adoption of SFAS 157 and FSP SFAS 157-3, there have been no material changes in the Company’s valuation techniques.

At September 30, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$9,765,353	$9,570	$9,774,923
Short-term investments, trading securities.	—	114,055	110	114,165
Equities, trading securities	607,520	212,305	37,897	857,722
Other invested assets	—	(34,667)	70,111	35,444

Total	$607,520	$10,057,046	$117,688	$10,782,254

At September 30, 2008, the aggregate carrying amounts of items included in Other invested assets in the Condensed Consolidated Balance Sheet that the Company did not measure at fair value were $77.5 million, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Substantially all of the accrued investment income in the Condensed Consolidated Balance Sheet as of September 30, 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected.

The following table is a reconciliation of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months and nine months ended September 30, 2008 (in thousands of U.S. dollars):

Three months ended September 30, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$9,944	$—	$39,165	$25,109	$74,218
Realized and unrealized investment losses included in net loss	(135)	(4)	(1,268)	(5,462)	(6,869)
Net purchases, sales and settlements	(239)	114	—	50,464	50,339

Balance at end of period	$9,570	$110	$37,897	$70,111	$117,688
Change in unrealized investment losses relating to assets held at end of period	$(135)	$(4)	$(1,268)	$(6,622)	$(8,029)

Nine months ended September 30, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$15,166	$—	$39,606	$(14,838)	$39,934
Realized and unrealized investment (losses) gains included in net loss	(1,899)	(4)	(1,709)	4,949	1,337
Net purchases, sales and settlements	(239)	114	—	80,000	79,875
Transfers out of Level 3	(3,458)	—	—	—	(3,458)

Balance at end of period	$9,570	$110	$37,897	$70,111	$117,688
Change in unrealized investment losses relating to assets held at end of period	$(1,899)	$(4)	$(1,709)	$(9,406)	$(13,018)

Changes in the fair value of the Company’s financial instruments measured at fair value, for which the fair value option was elected, during the three months and nine months ended September 30, 2008 were as follows (in thousands of U.S. dollars):

Net realized and unrealized investment losses	For the three months ended September 30, 2008	For the nine months ended September 30, 2008
Fixed maturities, trading securities	$(97,577)	$(326,927)
Short-term investments, trading securities	(1,049)	(1,364)
Equities, trading securities	(56,280)	(130,582)

Total	$(154,906)	$(458,873)

All of the above changes in fair value are included in the Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment losses.

5. Long-Term Debt and Debt Related to Senior Notes

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

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used to redeem the $220 million, 5.81% fixed rate bank loan owed by PartnerRe U.S. Corporation (PartnerRe U.S. Holdings), a subsidiary of the Company, and the remaining net proceeds were used for general corporate purposes.

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

On July 31, 2008, the Company entered into an amendment (Loan Amendment) to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half-year term loan agreement with Citibank, N.A (see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the Loan Amendment, the maturity of half of the original $400 million long-term debt is extended to July 12, 2010. The remaining half of the original long-term debt will retain its original maturity of April 27, 2009.

Under the Loan Amendment, the amended half of the long-term debt will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the long-term debt will remain unchanged at 3-month LIBOR plus 0.50%.

The loan is otherwise unchanged.

6. Computation of Net (Loss) Income per Common and Common Share Equivalents

The reconciliation of basic and diluted net (loss) income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Numerator:
Net (loss) income	$(151,719)	$262,921	$(48,723)	$537,209
Less: preferred dividends	8,631	8,631	25,894	25,894

Net (loss) income available to common shareholders	$(160,350)	$254,290	$(74,617)	$511,315

Denominator:
Weighted average number of common shares outstanding—basic	53,339.9	55,906.6	53,952.7	56,512.7
Stock options and other [1]	—	1,422.6	—	1,376.1

Weighted average number of common and common share equivalents outstanding—diluted	53,339.9	57,329.2	53,952.7	57,888.8

Basic net (loss) income per share	$(3.01)	$4.55	$(1.38)	$9.05
Diluted net (loss) income per share [1]	$(3.01)	$4.44	$(1.38)	$8.83

[1]	Dilutive securities, in the form of stock options and others, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three months and nine months ended September 30, 2008. The weighted average number of common and common share equivalents outstanding would have amounted to 54,583.3 thousand shares and 55,315.9 thousand shares if these securities had been included for the three months and nine months ended September 30, 2008, respectively. In addition, stock options and other to purchase 818.8 thousand and 310.6 thousand common shares during the three months and nine months ended September 30, 2008, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares. The remaining 3,113,821 shares that the Company will deliver under the original forward sale agreement (see Note 7) will be included in the calculation of the weighted average number of common and common share equivalents outstanding for the year ended December 31, 2008.

7. Off-Balance Sheet Arrangements

On July 31, 2008, the Company amended its existing forward sale agreement (see Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010.

The extension, with an affiliate of Citigroup Global Markets Inc. (the forward counterparty), allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the term of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement is subject to a minimum price per share of $59.37 and a maximum price per share of $84.47. The future sale price under the half of the contract that is not being extended is subject to a minimum price per share of $59.37 and a maximum price per share of $79.58.

Under the terms of the forward sale agreement, the valuation period related to the half of the contract that is not being extended commenced on September 26, 2008. The Company will deliver 3,366,295 common shares to the forward counterparty over a 40 day valuation period. The value received per share will be the applicable average daily market price per share over the valuation period, subject to a minimum price per share of $59.37 and a maximum price per share of $79.58. As of September 30, 2008, the Company sold 252,474 shares to the forward counterparty for total proceeds of $16.9 million. The Company will deliver the remaining 3,113,821 shares under the original contract to the forward counterparty by November 20, 2008.

8. Legal Proceedings

Legal proceedings at September 30, 2008 have not changed significantly since December 31, 2007. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

9. Segment Information

The Company monitors the performance of its operations in three segments: Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See Note 18 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for additional information concerning the Company’s segments and sub-segments.

As a result of organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. The comparative segment data that was previously presented in the Company’s Form 10-Q for the three months and nine months ended September 30, 2007 has been recast to conform to the current presentation.

The following tables provide a summary of the segment revenues and results for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$263	$137	$276	$48	$724	$140	$5	$869
Net premiums written	$264	$137	$274	$48	$723	$141	$5	$869
Decrease in unearned premiums	12	58	16	111	197	8	5	210

Net premiums earned	$276	$195	$290	$159	$920	$149	$10	$1,079
Losses and loss expenses and life policy benefits	(212)	(98)	(185)	(128)	(623)	(114)	(15)	(752)
Acquisition costs	(67)	(47)	(72)	(14)	(200)	(32)	(1)	(233)

Technical result	$(3)	$50	$33	$17	$97	$3	$(6)	$94
Other (loss) income					(5)	—	1	(4)
Other operating expenses					(55)	(11)	(21)	(87)

Underwriting result					$37	$(8)	n/a	$3
Net investment income						17	129	146

Allocated underwriting result (1)						$9	n/a	n/a
Net realized and unrealized investment losses							(324)	(324)
Interest expense							(12)	(12)
Net foreign exchange losses							(5)	(5)
Income tax benefit							40	40
Interest in earnings of equity investments							—	—

Net loss							n/a	$(152)

Loss ratio (2)	76.9%	50.3%	63.8%	80.8%	67.8%
Acquisition ratio (3)	24.2	24.2	24.8	8.7	21.7

Technical ratio (4)	101.1%	74.5%	88.6%	89.5%	89.5%
Other operating expense ratio (5)					6.0

Combined ratio (6)					95.5%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended September 30, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (A)	Total
Gross premiums written	$279	$151	$252	$50	$732	$145	$1	$878
Net premiums written	$279	$151	$250	$50	$730	$142	$1	$873
(Increase) decrease in unearned premiums	(6)	41	24	120	179	5	(1)	183

Net premiums earned	$273	$192	$274	$170	$909	$147	$—	$1,056
Losses and loss expenses and life policy benefits	(160)	(135)	(119)	(15)	(429)	(133)	—	(562)
Acquisition costs	(64)	(46)	(68)	(15)	(193)	(22)	—	(215)

Technical result	$49	$11	$87	$140	$287	$(8)	$—	$279
Other income					2	—	3	5
Other operating expenses					(52)	(8)	(19)	(79)

Underwriting result					$237	$(16)	n/a	$205
Net investment income						16	120	136

Allocated underwriting result (1)						$—	n/a	n/a
Net realized investment losses							(3)	(3)
Interest expense							(14)	(14)
Net foreign exchange losses							(3)	(3)
Income tax expense							(35)	(35)
Interest in losses of equity investments							(23)	(23)

Net income							n/a	$263

Loss ratio (2)	58.6%	70.3%	43.5%	8.8%	47.2%
Acquisition ratio (3)	23.3	24.2	24.7	9.1	21.3

Technical ratio (4)	81.9%	94.5%	68.2%	17.9%	68.5%
Other operating expense ratio (5)					5.7

Combined ratio (6)					74.2%

(A)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The three months ended September 30, 2007 include the Company’s share of ChannelRe Holdings’ net income in the amount of $2.3 million for the period from April 1, 2007 to June 30, 2007. In addition to ChannelRe Holdings’ results, the Company recorded a charge of $25 million for the three month period ended September 30, 2007, which represented the Company’s share of anticipated ChannelRe Holdings’ unrealized mark-to-market losses on its credit derivative portfolio, which it expected to incur during the three month period ended September 30, 2007 (see Note 10).

Segment Information

For the nine months ended September 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$849	$645	$921	$391	$2,806	$453	$17	$3,276
Net premiums written	$841	$642	$898	$391	$2,772	$448	$17	$3,237
Increase in unearned premiums	(14)	(60)	(118)	(90)	(282)	(8)	(3)	(293)

Net premiums earned	$827	$582	$780	$301	$2,490	$440	$14	$2,944
Losses and loss expenses and life policy benefits	(610)	(332)	(476)	(111)	(1,529)	(347)	(15)	(1,891)
Acquisition costs	(198)	(147)	(201)	(27)	(573)	(91)	(1)	(665)

Technical result	$19	$103	$103	$163	$388	$2	$(2)	$388
Other (loss) income					(2)	—	4	2
Other operating expenses					(175)	(32)	(69)	(276)

Underwriting result					$211	$(30)	n/a	$114
Net investment income						51	378	429

Allocated underwriting result (1)						$21	n/a	n/a
Net realized and unrealized investment losses							(595)	(595)
Interest expense							(39)	(39)
Net foreign exchange losses							(8)	(8)
Income tax benefit							50	50
Interest in earnings of equity investments							—	—

Net loss							n/a	$(49)

Loss ratio (2)	73.7%	57.1%	61.1%	36.6%	61.4%
Acquisition ratio (3)	23.9	25.2	25.7	9.1	23.0

Technical ratio (4)	97.6%	82.3%	86.8%	45.7%	84.4%
Other operating expense ratio (5)					7.0

Combined ratio (6)					91.4%

Segment Information

For the nine months ended September 30, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (B)	Total
Gross premiums written	$803	$613	$831	$393	$2,640	$445	$2	$3,087
Net premiums written	$802	$611	$810	$393	$2,616	$425	$2	$3,043
Increase in unearned premiums	(67)	(69)	(51)	(63)	(250)	(5)	—	(255)

Net premiums earned	$735	$542	$759	$330	$2,366	$420	$2	$2,788
Losses and loss expenses and life policy benefits	(447)	(384)	(328)	(60)	(1,219)	(346)	—	(1,565)
Acquisition costs	(177)	(136)	(194)	(32)	(539)	(83)	—	(622)

Technical result	$111	$22	$237	$238	$608	$(9)	$2	$601
Other income (loss)					6	—	(9)	(3)
Other operating expenses					(155)	(23)	(60)	(238)

Underwriting result					$459	$(32)	n/a	$360
Net investment income						43	342	385

Allocated underwriting result (1)						$11	n/a	n/a
Net realized investment losses							(56)	(56)
Interest expense							(41)	(41)
Net foreign exchange losses							(17)	(17)
Income tax expense							(78)	(78)
Interest in losses of equity investments							(16)	(16)

Net income							n/a	$537

Loss ratio (2)	60.7%	70.8%	43.2%	18.2%	51.5%
Acquisition ratio (3)	24.2	25.2	25.6	9.6	22.8

Technical ratio (4)	84.9%	96.0%	68.8%	27.8%	74.3%
Other operating expense ratio (5)					6.6

Combined ratio (6)					80.9%

(B)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The nine months ended September 30, 2007 include the Company’s share of ChannelRe Holdings’ net income in the amount of $8.4 million for the period from October 1, 2006 to June 30, 2007. In addition to ChannelRe Holdings’ results, the Company recorded a charge of $25 million for the three month period ended September 30, 2007, which represented the Company’s share of anticipated ChannelRe Holdings’ unrealized mark-to-market losses on its credit derivative portfolio, which it expected to incur during the three month period ended September 30, 2007 (see Note 10).

10. Summarized Financial Information of ChannelRe Holdings

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

In addition to ChannelRe Holdings’ results for the three-month and nine-month periods ended June 30, 2007 below, the Company recorded an additional charge of $25 million in its Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007. This additional charge represented the Company’s share of anticipated Channel Reinsurance’s unrealized mark-to-market losses on its credit derivative portfolio, which it expected to incur during the three-month period ended September 30, 2007. Because of the impact of this expected unrealized loss on its results of operations, the Company determined it was appropriate to record the amount in the three-month and nine-month periods ended September 30, 2007, versus a quarter lag.

At December 31, 2007, the Company reduced its carrying value of ChannelRe Holdings to $nil to reflect unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expected to incur during the three month period ended December 31, 2007, and which were expected to result in ChannelRe Holdings having negative U.S. GAAP shareholders’ equity at that date. ChannelRe Holdings’ financial statements as of December 31, 2007 and June 30, 2008 did present negative U.S. GAAP shareholders’ equity, and accordingly at September 30, 2008, the carrying value of the Company’s investment in ChannelRe Holdings remains $nil.

As ChannelRe Holdings has a financial year-end of December 31, this quarterly data is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	June 30, 2008	September 30, 2007
Total investments available for sale	$695	$638
Cash and cash equivalents	3	19
Deferred acquisition costs	34	38
Derivative assets	85	20
Other assets	16	11

Total assets	$833	$726
Deferred premium revenue	$132	$151
Loss and loss adjustment expense reserves	34	28
Derivative liabilities	763	111
Other liabilities	6	6

Total liabilities	935	296
Minority interest	(28)	120
Shareholders’ (deficit) equity	(74)	310

Total liabilities, minority interest and shareholders’ (deficit) equity	$833	$726

Income Statement Data (in millions of U.S. dollars):

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the nine months from October 1, 2007 to June 30, 2008	For the nine months from October 1, 2006 to June 30, 2007
Premiums earned	$14	$18	$41	$48
Net investment income	7	8	22	22

Total revenues	21	26	63	70
Losses incurred	1	2	13	5
Acquisition costs	4	5	10	12
Other expenses	2	2	1	6

Total expenses	7	9	24	23
Net realized gains on investments	5	—	9	—
Net gains (losses) on derivative instruments and foreign exchange	218	(6)	(581)	(5)

Net realized and unrealized gains (losses)	223	(6)	(572)	(5)
Minority interest	(66)	(3)	149	(12)

Net income (loss)	$171	$8	$(384)	$30

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The limits and actual exposures of the Company for its three major risks at September 30, 2008 and December 31, 2007 were as follows:

Risk	Limit	Utilized at September 30, 2008	Utilized at December 31, 2007
Catastrophe risk – largest zonal limit	$1.4 billion	$1.4 billion	$1.3 billion

Catastrophe risk – one in 75 year modeled economic loss, aggregate	1.0 billion	800 million	680 million

Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	4.2 billion	3.0 billion	3.0 billion

Equity investment risk – value of equity and equity-like securities	2.8 billion	1.1 billion	1.4 billion

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at September 30, 2008 have not changed materially compared to December 31, 2007. See the Company’s Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and fair value measurements.

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

During the three months and nine months ended September 30, 2008 and 2007, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net favorable reserve development for the Company’s Non-life segment for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Prior year favorable loss development:
Non-life segment
U.S.	$16	$20	$54	$50
Global (Non-U.S.) P&C	41	12	150	72
Global (Non-U.S.) Specialty	21	45	86	161
Catastrophe	25	12	60	35

Total prior year loss development	$103	$89	$350	$318

The net favorable loss development on prior accident years of $103 million and $350 million recorded in the three months and nine months ended September 30, 2008, respectively, resulted from a reassessment of the Company’s total Non-life reserves of approximately $110 million and $334 million, respectively, predominately due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. This impact was partially offset by approximately $7 million related to change in exposure due to upward premium adjustments in the three months ended September 30, 2008 and was supplemented by approximately $16 million related to change in exposure due to downward premium adjustments in the nine months ended September 30, 2008.

The net favorable loss development on prior accident years of $89 million and $318 million recorded in the three months and nine months ended September 30, 2007, respectively, resulted from a reassessment of the Company’s total Non-life reserves of approximately $97 million and $317 million, respectively, predominantly due to favorable loss emergence. This impact was partially offset by approximately $8 million related to change in exposure due to upward premium adjustments in the three months ended September 30, 2007 and was supplemented by approximately $1 million related to change in exposure due to downward premium adjustments in the nine months ended September 30, 2007.

For a discussion of prior year net favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total net loss reserves recorded as of September 30, 2008 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$667	$127	$1,913	$2,707	$(30)	$2,677
Global (Non-U.S.) P&C	1,328	13	1,088	2,429	(42)	2,387
Global (Non-U.S.) Specialty	1,022	36	945	2,003	(53)	1,950
Catastrophe	78	114	153	345	—	345

Total Non-life	$3,095	$290	$4,099	$7,484	$(125)	$7,359

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of September 30, 2008. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is identified.

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

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at September 30, 2008, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
U.S.	$2,677	$2,931	$2,001
Global (Non-U.S.) P&C	2,387	2,506	2,044
Global (Non-U.S.) Specialty	1,950	2,043	1,675
Catastrophe	345	369	312

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total net Non-life carried loss reserves.

Beginning in 2007, the industry started to recognize an increased likelihood of losses associated with sub-prime mortgage related risk exposures. The majority of the Company’s potential underwriting exposure related to this issue arises from business written in U.S. specialty casualty, primarily directors and officers exposures, during the underwriting years 2005, 2006 and 2007. The Company also has potential exposure, to a lesser extent, to this issue arising from business written in U.S. surety and Global (Non-U.S.) specialty casualty. Given the information available to date, ultimate losses from this event cannot be estimated by standard actuarial techniques. To estimate a range of potential losses, the Company performed analyses based on information received from cedants at the time the exposed business was written, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed more directly to sub-prime mortgages, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of potential ultimate liabilities.

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

For the products that are covered by the long duration provisions of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60), a reserve adequacy test is performed at least once a year based on the latest best estimate assumptions by line of business, including an experience analysis and a review of likely future experience. If such a review produces reserves in excess of those currently held, then the locked-in assumptions will be revised and a loss recognized.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II in the Company’s 2007 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The Life segment reported net adverse development on prior accident years of $5 million and $10 million during the three months and nine months ended September 30, 2008, respectively, primarily due to certain GMDB treaties where the payout is linked to the performance of the underlying capital markets. For the three months ended September 30, 2007, the Life segment reported net adverse development of $9 million, which was due to net adverse development in the longevity line being partially offset by net favorable development in the mortality line. For the nine months ended September 30, 2007, the Life segment reported net adverse development on prior accident years of $4 million, which was predominately due to net adverse development in the longevity line, partially offset by net favorable development on traditional mortality products.

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

In October 2008, the FASB issued FSP SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company’s adoption of FSP SFAS 157-3 did not have a material impact on its consolidated shareholders’ equity or net income.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities; Organization for Economic Co-operation and Development Sovereign Treasury bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (“ABS”); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency options, equity put and call options, interest rate swaps and credit default swaps.

•	Level 3 inputs – Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; private ABS; credit linked notes; loans receivable; total return swaps and weather derivatives.

Following the adoption of SFAS 157 and FSP SFAS 157-3, there have been no material changes in the Company’s valuation techniques.

At September 30, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$9,765,353	$9,570	$9,774,923
Short-term investments, trading securities.	—	114,055	110	114,165
Equities, trading securities	607,520	212,305	37,897	857,722
Other invested assets	—	(34,667)	70,111	35,444

Total	$607,520	$10,057,046	$117,688	$10,782,254

At September 30, 2008, the aggregate carrying amounts of items included in Other invested assets in the Condensed Consolidated Balance Sheet that the Company did not measure at fair value were $77.5 million, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Fixed maturities and short-term investments

Substantially all of the Company’s fixed maturities and short-term investments are categorized as Level 2 within the SFAS 157 hierarchy. The Company receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where we receive multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will categorize that security as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. The Company also reviews an internally generated fixed maturity price validation report which converts prices received for fixed maturity investments from the independent pricing sources and from broker-dealers quotes and plots option adjusted spreads (OAS) and duration on a sector and rating basis. The OAS is calculated using established algorithms developed by an independent risk analytics platform vendor. The OAS on the fixed maturity price validation report are compared for securities in a similar sector and having a similar rating, and outliers are identified and investigated for price reasonableness. In addition, the Company completes quantitative analyses to compare the performance of each fixed maturity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Equities

Substantially all of the Company’s equities are categorized as either Level 1 or Level 2 within the SFAS 157 hierarchy. For equities categorized as Level 1, the Company receives prices based on closing exchange prices from independent pricing sources to measure fair value. Equities categorized as Level 2 are generally mutual funds invested in securities other than the common stock of publicly traded companies (such as emerging market debt funds or bank loan funds). These funds provide daily net asset values which the Company uses in determining fair value for these investments. For funds where the net asset value is not provided on a daily basis, the asset is classified as Level 3.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps and credit default swaps are categorized as Level 2 within the SFAS 157 fair value hierarchy. Included within the Company’s Level 3 categorization are unlisted equities including preference shares, unit trusts, total return swaps, weather derivatives, credit linked notes, loans receivable and private asset backed securities. The Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The Company considers, but has not explicitly reflected, its own credit risk or the credit risk of counterparties in derivative valuations, as the majority of the Company’s counterparties are highly rated institutions and the failure of any counterparty would not have a significant impact on the Company’s financial statements.

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2008 and 2007

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business, were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies, except the British pound, in the three months ended September 30, 2008 compared to the same period in 2007;

•	the U.S. dollar average exchange rate was weaker against most currencies in the nine months ended September 30, 2008 compared to the same period in 2007; and

•

the U.S. dollar ending exchange rate was stronger against the euro, the Canadian dollar and the British pound and weaker against the Swiss franc and Japanese yen at September 30, 2008 compared to December 31, 2007.

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net (loss) income per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net (loss) income per share is obtained by dividing net (loss) income available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net (loss) income available to common shareholders is defined as net (loss) income less preferred share dividends. As the effect of dilutive securities would have been anti-dilutive due to the Company’s reported net loss for the three months and nine months ended September 30, 2008, the fully diluted per share figure was calculated using the basic weighted average number of common shares outstanding for those periods.

As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

In the third quarter of 2008, the Company incurred losses of $203 million, net of reinstatement premiums, related to Hurricanes Ike and Gustav. The Company’s actual losses from Hurricanes Ike and Gustav may exceed the estimated losses as a result of, among other things, an increase in industry incurred loss estimates and the receipt of additional information from cedants, brokers and loss adjusters.

The Company adopted SFAS 159 on January 1, 2008. Prior to the adoption of SFAS 159, unrealized gains and losses, net of tax, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized gains and losses are recorded in net realized and unrealized investment losses in the Consolidated Statements of Operations.

During the third quarter of 2008, the world’s financial markets experienced unprecedented events and severe dislocation, which led to the U.S. government approving a $700 billion package to provide increased liquidity to eligible financial institutions. The concerns spread to Europe and Asia, as there was a growing recognition that the problems were not contained in the U.S. Interest rates decreased, credit spreads widened, equity markets declined and the U.S. dollar strengthened against most currencies. These trends intensified during the first few weeks of the fourth quarter of 2008, with further declines in equity markets and increased volatility in currency markets.

While the Company has a high-quality, well balanced and liquid investment portfolio, it has been impacted by these events in the financial markets. The Company’s financial position and third quarter results of operations include a decline in the fair value of its investment portfolio, and the related increase in the level of unrealized losses on investments, which following the adoption of SFAS 159 are recorded in net (loss) income, and a decline in the currency translation account given the strengthening of the U.S. dollar against other major currencies. These factors are discussed below in Review of Net (Loss) Income and Financial Condition, Liquidity and Capital Resources. These events and continuing disruptions, uncertainty or volatility in the capital or credit markets may continue to adversely affect our results of operations and financial condition in the future.

Net loss or income, preferred dividends, net loss or income available to common shareholders and diluted net loss or income per share for the three months and nine months ended September 30, 2008 and 2007 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Net (loss) income	$(152)	NM	$263	$(49)	NM	$537
Less: preferred dividends	9	—	9	26	—	26

Net (loss) income available to common shareholders	$(161)	NM	$254	$(75)	NM	$511
Diluted net (loss) income per share	$(3.01)	NM	$4.44	$(1.38)	NM	$8.83

NM: not meaningful

Three-month result

The decline in net (loss) income, net (loss) income available to common shareholders and diluted net (loss) income per share for the three months ended September 30, 2008 compared to 2007 resulted primarily from an increase in large catastrophic losses of $203 million, net of reinstatement premiums of $21 million, relating to Hurricanes Ike and Gustav, an increase of $321 million in net realized and unrealized investment losses, which unrealized investment losses are now fully recognized in income following the adoption of SFAS 159 effective January 1, 2008, and was partially offset by the income tax benefits associated with the increase in net realized and unrealized investment losses and other favorable tax movements, an increase in Life underwriting result, an increase in net investment income and a loss from equity investments in 2007. These items are discussed in the Review of Net (Loss) Income.

Nine-month result

The decline in net (loss) income, net (loss) income available to common shareholders and diluted net (loss) income per share for the first nine months of 2008 compared to 2007 resulted primarily from an increase in large catastrophic losses relating to Hurricanes Ike and Gustav in 2008 compared to European Windstorm Kyrill in 2007, an increase in net realized and unrealized investment losses of $539 million, higher mid-sized losses, and a non-recurring tax charge due to asset transfers between various subsidiaries and branches relating to the Company’s European reorganization on January 1, 2008, and was partially offset by the income tax benefits associated with the increase in net realized and unrealized investment losses and other favorable tax movements, higher net investment income, and a loss from equity investments in 2007. These items are discussed in the Review of Net (Loss) Income.

Review of Net (Loss) Income

Management analyzes the Company’s net (loss) income in three parts: underwriting result, investment result and other components of net (loss) income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held and insurance-linked securities transactions. Net realized and unrealized investment gains and losses includes the sales of the Company’s fixed income and equity investments and other net realized gains and losses, changes in net unrealized gains and losses in 2008 and other-than-temporary impairment charges in 2007. Interest in earnings (losses) of equity investments includes the Company’s strategic investments, including ChannelRe Holdings. Other components of net (loss) income include other income or loss, other operating expenses, interest expense, net foreign exchange gains and losses and income tax expense or benefit.

The components of net (loss) income for the three months and nine months ended September 30, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Underwriting result:
Non-life	$37	(85)%	$237	$211	(54)%	$459
Life	(8)	(52)	(16)	(30)	(6)	(32)
Investment result:
Net investment income	146	8	136	429	11	385
Net realized and unrealized investment losses	(324)	NM	(3)	(595)	963	(56)
Interest in earnings (losses) of equity investments	—	NM	(23)	—	(98)	(16)
Corporate and Other:
Technical result	(6)	NM	—	(2)	NM	2
Other income (loss)	1	(58)	3	4	NM	(9)
Other operating expenses	(21)	10	(19)	(69)	16	(60)
Interest expense	(12)	(13)	(14)	(39)	(5)	(41)
Net foreign exchange losses	(5)	29	(3)	(8)	(54)	(17)
Income tax benefit (expense)	40	NM	(35)	50	NM	(78)

Net (loss) income	$(152)	NM	$263	$(49)	NM	$537

NM: not meaningful

Underwriting result is a key measurement that the Company uses to manage and evaluate its Non-life and Life segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net (loss) income separately and in the aggregate. Underwriting result should not be considered a substitute for net (loss) income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

Three-month result

The underwriting result for the Non-life segment decreased by $200 million, from $237 million in the three months ended September 30, 2007 to $37 million in 2008. The decrease was principally attributable to:

•	an increase in large catastrophic losses of $183 million, net of reinstatement premiums of $19 million, relating to Hurricanes Ike and Gustav;

•

a decrease of approximately $24 million resulting from a higher frequency of mid-sized losses and normal fluctuations in profitability between periods generally, given the softening market conditions; and

•	a decrease of $7 million in other (loss) income primarily due to losses incurred on structured risk property contracts that are accounted for using the deposit method; partially offset by

•

an increase of $14 million in net favorable development on prior accident years, from $89 million in the three months ended September 30, 2007 to $103 million in 2008. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the section Results by Segment.

Underwriting result for the Life segment increased by $8 million from a loss of $16 million in the three months ended September 30, 2007 to a loss of $8 million in the three months ended September 30, 2008. This was due to an increase in normal fluctuations in profitability between periods and a decrease of $4 million in net adverse development on prior accident years in 2008 compared to the same period in 2007, which were partially offset by an increase in other operating expenses of $3 million.

The Company reported net investment income of $146 million in the three months ended September 30, 2008 compared to $136 million in 2007. The 8% increase in net investment income is primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations and from higher reinvestment rates on fixed maturity bonds since September 30, 2007. Higher average foreign exchange rates also contributed 3% of the increase as a result of the weakening of the U.S. dollar, on average, in the three months ended September 30, 2008 compared to the same period in 2007.

Net realized and unrealized investment losses increased by $321 million, from a $3 million loss in the three months ended September 30, 2007, to a $324 million loss in the same period of 2008. The increase in net realized and unrealized investment losses in the three months ended September 30, 2008 was mainly due to increases in credit spreads, declines in worldwide equity markets and defaults on certain corporate bonds, which were partially offset by decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $324 million in the three months ended September 30, 2008 were primarily due to the change in net unrealized losses on fixed maturities of $98 million, net realized losses on fixed maturities of $92 million, which included $95 million related to defaults on certain corporate bonds, net realized losses on equities of $58 million, change in net unrealized losses on equities of $56 million and net realized losses on other invested assets of $35 million, partially offset by net other realized and unrealized gains of $15 million. The unrealized investment losses reflect the Company’s adoption of SFAS 159, which was effective January 1, 2008. Thus, the results of 2008 and 2007 are not comparable. See Net Realized and Unrealized Investment Losses below.

Interest in the results of equity investments increased from a loss of $23 million in the three months ended September 30, 2007 to a breakeven position in the same period of 2008. The loss recorded in the 2007 period was due to a $25 million charge related to the Company’s investment in ChannelRe Holdings, no similar charge was recorded in the 2008 period. See the discussion in Corporate and Other below for more details.

Technical result and other income (loss) in Corporate and Other relate to principal finance transactions and insurance-linked securities. The decrease in the technical result from a breakeven position in 2007 to a loss of $6 million in 2008 is primarily related to large catastrophic losses from Hurricane Ike of $13 million, net of reinstatement premiums, in the insurance-linked securities line in 2008, which is partially offset by higher net premiums earned in 2008 compared to the same period in 2007.

Other operating expenses in Corporate and Other increased by $2 million from $19 million during the three months ended September 30, 2007 to $21 million in the corresponding period of 2008. The increase was primarily due to higher personnel costs.

Interest expense decreased by $2 million in the three months ended September 30, 2008 compared to the same period in 2007 mainly due to lower interest expense on the Company’s $400 million floating-rate long-term debt.

Net foreign exchange losses increased from a loss of $3 million in the three months ended September 30, 2007 to a loss of $5 million in the three months ended September 30, 2008. The largest component of the net foreign exchange losses during the three months ended September 30, 2008 was the impact of currency movements on unhedged securities against the functional currencies of the Company’s subsidiaries or branches. This was partially offset by forward points received, which reflect the interest rate differential between currencies bought and sold against the U.S. dollar and euro. The Company hedges a significant portion of its currency risk exposure as discussed in the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report.

Income tax benefit was $40 million for the three months ended September 30, 2008 compared to income tax expense of $35 million for the prior year period. The increase in the income tax benefit was primarily due to the benefit associated with the net realized and unrealized losses on investments and other tax benefits associated with favorable foreign exchange revaluations, lower enacted tax rates in Canada and reductions of certain FIN 48 tax reserves given the expiration of the statute of limitations. The increase in the benefit associated with the net realized and unrealized losses on investments was also due to the geographic (or tax jurisdiction) distribution of the losses, with the Company’s taxable entities generating relatively higher net realized and unrealized losses on investments.

Nine-month result

The underwriting result for the Non-life segment decreased by $248 million, from $459 million in the nine months ended September 30, 2007 to $211 million in the same period of 2008. The decrease was principally attributable to:

•

an increase in large catastrophic losses of $134 million, resulting from losses of $183 million, net of reinstatements premiums, relating to Hurricanes Ike and Gustav in the nine months ended September 30, 2008, compared to $49 million, net of reinstatement premiums, relating to European Windstorm Kyrill, in the same period of 2007;

•

a decrease of approximately $118 million resulting from a higher frequency of mid-sized losses and normal fluctuations in profitability between periods generally, given the softening market conditions, partially offset by an increase in net earned premiums resulting from an increase in the book of business and exposure;

•	an increase in other operating expenses of $20 million, mainly due to increased personnel costs and withholding taxes; and

•	a decrease of $8 million in other (loss) income primarily related to the structured risk property losses discussed in the three-month result above; partially offset by

•

an increase of $32 million in net favorable development on prior accident years, from $318 million in the nine months ended September 30, 2007 to $350 million in 2008. The components of the net favorable loss development on prior accident year losses are described in more detail in the discussion of individual sub-segments in the next section.

Underwriting result for the Life segment decreased from a loss of $32 million in the nine months ended September 30, 2007 to a loss of $30 million in the corresponding nine months of 2008, which was primarily due to an increase in the technical result related to an increase and a change of mix in the book of business, which was partially offset by higher operating expenses of $9 million. See Results by Segment below for more details.

The Company reported net investment income of $429 million in the nine months ended September 30, 2008 compared to $385 million in 2007. The 11% increase in net investment income is primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations and from higher reinvestment rates on fixed maturity bonds since September 30, 2007. Higher average foreign exchange rates also contributed 3% of the increase as a result of the weakening of the U.S. dollar, on average, in the nine months ended September 30, 2008 compared to the same period in 2007.

Net realized and unrealized investment losses increased by $539 million, from a $56 million loss in the first nine months of 2007, to a $595 million loss in the same period of 2008 for the reasons described in the three-month result above. Net realized and unrealized investment losses of $595 million in the nine months ended September 30, 2008 were primarily due to the change in net unrealized losses on fixed maturities of $327 million, change in net unrealized losses on equities of $131 million, net realized losses on equities of $104 million, and net realized losses on fixed maturities of $29 million, which included $95 million of defaults on certain corporate bonds during the third quarter of 2008, and other realized and unrealized losses of $4 million. Following the adoption of SFAS 159, the results for 2008 and 2007 are not comparable. See Net Realized and Unrealized Investment Losses below for more details on net realized and unrealized loss activity.

Interest in the results of equity investments increased from a loss of $16 million in the first nine months of 2007 to a breakeven position in the corresponding nine months of 2008 as discussed in the three-month result above. See the discussion in Corporate and Other below for more details.

The decrease of $4 million in the Corporate and Other technical result for the first nine months of 2008 compared to 2007 resulted primarily from the insurance-linked securities line, which had a technical loss of $3 million in the nine months ended September 30, 2008, compared to income of $1 million in the same period in 2007, for the reasons discussed in the three-month result above. Other income (loss) increased from a loss of $9 million in the nine months ended September 30, 2007 to income of $4 million in the same period of 2008. The 2007 period reflected write-downs on various separate and unrelated transactions in the principal finance line and adverse weather conditions impacting the insurance-linked securities line.

Other operating expenses in Corporate and Other increased by $9 million from $60 million during the nine months ended September 30, 2007 to $69 million in the first nine months of 2008. The increase was primarily due to an increase in personnel costs, including stock-based compensation expense related to annual awards granted to employees eligible for retirement, which are fully expensed on the grant date under SFAS 123(R) “Share-Based Payment”.

Interest expense decreased by $2 million from $41 million in the nine months ended September 30, 2007 to $39 million in the same period of 2008 mainly due to lower interest expense on the Company’s $400 million floating-rate long-term debt, partially offset by a make-whole payment of $3 million incurred in 2008 related to the early retirement of the Company’s $220 million bank loan.

Net foreign exchange losses decreased by $9 million for the nine months ended September 30, 2008 compared to the same period of 2007 as a result of lower forward points paid, which was partially offset by the impact of the currency movements on unhedged securities against the functional currencies of the Company’s subsidiaries or branches.

Income tax benefit was $50 million in the nine months ended September 30, 2008 compared to an expense of $78 million in the prior year period. The income tax benefit of $50 million for the nine months ended September 30, 2008 was primarily due to the tax benefit associated with the net realized and unrealized investment losses and other benefits as described in the three-month result above, which was offset by a non-recurring tax charge of approximately $46 million resulting from asset transfers between various subsidiaries and branches relating to the Company’s European reorganization on January 1, 2008.

Results by Segment

The Company monitors the performance of its operations in three segments: Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See Note 18 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for additional information concerning the Company’s segments and sub-segments.

As a result of organizational changes, during the fourth quarter of 2007, the Company redefined its financial reporting segments. The comparative segment data that was previously presented in the Company’s Form 10-Q for the three months and nine months ended September 30, 2007 has been recast to conform to the current presentation.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and nine months ended September 30, 2008 compared to the same period in 2007, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 44% and 47% of net premiums written in this sub-segment in the third quarter and first nine months of 2008, respectively. This line typically tends to have a higher loss ratio and lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of the technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Gross premiums written	$263	(5)%	$279	$849	6%	$803
Net premiums written	264	(5)	279	841	5	802
Net premiums earned	$276	1	$273	$827	12	$735
Losses and loss expenses	(212)	33	(160)	(610)	36	(447)
Acquisition costs	(67)	5	(64)	(198)	11	(177)

Technical result(1)	$(3)	NM	$49	$19	(82)	$111
Loss ratio(2)	76.9%		58.6%	73.7%		60.7%
Acquisition ratio(3)	24.2		23.3	23.9		24.2

Technical ratio(4)	101.1%		81.9%	97.6%		84.9%

NM: not meaningful

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 30% and 26% of total net premiums written in the three months and nine months ended September 30, 2008, respectively.

Three-month result

Gross and net premiums written decreased by 5%, while net premiums earned increased by 1% in the three months ended September 30, 2008 compared to the same period in 2007. The decrease in gross and net premiums written was primarily attributable to the casualty line, although all lines of business declined except for agriculture and property. The decrease in the casualty gross and net premiums written was due to increasingly competitive market conditions coupled with a decrease in the amount of deposit premiums written. Partially offsetting these declines in net premiums written were increases in the agriculture line of business, which benefited from increased opportunities, pricing and demand, and the property line of business due to an increase in deposit premiums written. The increase in net premiums earned of 1% during the three months ended September 30, 2008 compared to the same period in 2007 in light of the decrease in net premiums written of 5% was due to both a shift in the mix of business to the agriculture line, which is generally written on a losses occurring basis, and the decreases in net premiums written in most lines of business, except agriculture and property.

Nine-month result

Gross and net premiums written and net premiums earned increased by 6%, 5% and 12%, respectively, in the nine months ended September 30, 2008 compared to the same period in 2007. The increases resulted primarily from the growth in the Company’s agriculture line of business. Due to the increased opportunities in the agriculture line, the Company bound approximately $258 million of annual net premiums, and recorded $184 million in net premiums written in the nine months ended September 30, 2008, compared to $80 million in the same period of 2007. The growth in premiums written in the agriculture line of business increases the Company’s exposure to commodity price risk for crops, as well as drought and other agricultural risks. The increases in net premiums written in the agriculture line were partially offset by decreases in all other lines of business due to higher cedant retentions. Net premiums written were also impacted by $9 million greater downward premium adjustments received from cedants in the nine months ended September 30, 2008 compared to the same period in 2007. The increase in net premiums earned of 12% during the nine months ended September 30, 2008 compared to the same period in 2007 was greater than the increase in net premiums written of 5% due to the change in the mix of business towards agriculture, which is written on a losses occurring basis, and a decrease in business written in most lines, except agriculture. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $24 million, or 8.6 points on the loss ratio of this sub-segment; b) a higher level of mid-sized losses mainly in the agriculture and property lines of business; and c) net favorable loss development on prior accident years of $16 million, or 5.9 points on the loss ratio of this sub-segment. The net favorable loss development of $16 million included net favorable development for prior accident years in all lines of business, with the exception of motor and multiline, which experienced net adverse loss development for prior accident years of $11 million. Loss information provided by cedants in the three months ended September 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor and multiline), which had the net effect of decreasing (increasing for motor and multiline) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2007 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $20 million, or 7.1 points on the loss ratio; and c) an increase in the book of business. The net favorable loss development of $20 million included net favorable development in most lines of business except multiline, motor and agriculture which experienced net adverse development of $13 million.

The increase of $52 million in losses and loss expenses for the three months ended September 30, 2008 compared to the same period of 2007 included:

•	an increase in large catastrophic losses of $24 million relating to Hurricanes Ike and Gustav;

•

an increase in losses and loss expenses of approximately $24 million resulting from a combination of higher loss ratio picks for the 2008 underwriting year, given the shift in the mix of business to the agriculture line, a higher level of mid-sized losses and normal fluctuations in profitability between periods; and

•	a decrease of $4 million in net favorable prior year development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2008 reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $24 million, or 2.9 points on the loss ratio of this sub-segment; b) a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business; c) net favorable loss development on prior accident years of $54 million, or 6.6 points on the loss ratio of this sub-segment; and d) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned. The net favorable development of $54 million included net favorable development for prior accident years in all lines of business, with the exception of the motor line, which experienced net adverse loss development for prior accident years of $6 million. Loss information provided by cedants in the nine months ended September 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor), which had the net effect of decreasing (increasing for motor) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2007 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $50 million, or 6.8 points on the loss ratio; and c) a decrease in the book of business. The net favorable loss development of $50 million included net favorable development in all lines of business except the multiline and motor lines of business, which had a net adverse development of $7 million.

The increase of $163 million in losses and loss expenses for the nine months ended September 30, 2008 compared to the same period of 2007 included:

•

an increase in losses and loss expenses of approximately $143 million resulting from a combination of an increase in the book of business and exposure, higher loss ratio picks for the 2008 underwriting year given the shift in the mix of business to the agriculture line, a higher level of mid-sized losses and normal fluctuations in profitability between periods;

•	an increase in large catastrophic losses of $24 million resulting from Hurricanes Ike and Gustav; and was partially offset by

•	an increase of $4 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month result and nine-month result

The acquisition costs increased in the three months and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of higher net premiums earned. The acquisition ratio for the three months and nine months ended September 30, 2008 remained relatively flat compared to the same period in 2007.

Technical result and technical ratio

Three-month result

The decrease of $52 million in the technical result and the corresponding increase in technical ratio in the three months ended September 30, 2008 compared to the same period of 2007 was primarily attributable to an increase in large catastrophic losses of $24 million relating to Hurricanes Ike and Gustav, a higher level of mid-sized losses, a decrease of $24 million resulting from higher loss picks on the 2008 underwriting year and normal fluctuations in profitability and net premiums earned between periods, and a decrease in net favorable prior year development of $4 million.

Nine-month result

The decrease of $92 million in the technical result and corresponding increase in technical ratio in the nine months ended September 30, 2008 compared to the same period of 2007 was primarily attributable to a decrease of $72 million resulting from higher net premiums earned, a higher level of mid-sized losses, higher loss ratio picks in the 2008 underwriting year and normal fluctuations in profitability between periods, and an increase in large catastrophic losses of $24 million relating to Hurricanes Ike and Gustav, partially offset by an increase in net favorable prior year development of $4 million.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is comprised of short-tail business, in the form of property and proportional motor business, that represented 84% and 80% of net premiums written for this sub-segment in the three months and nine months ended September 30, 2008, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Gross premiums written	$137	(10)%	$151	$645	5%	$613
Net premiums written	137	(10)	151	642	5	611
Net premiums earned	$195	1	$192	$582	7	$542
Losses and loss expenses	(98)	(28)	(135)	(332)	(13)	(384)
Acquisition costs	(47)	2	(46)	(147)	8	(136)

Technical result	$50	368	$11	$103	379	$22

Loss ratio	50.3%		70.3%	57.1%		70.8%
Acquisition ratio	24.2		24.2	25.2		25.2

Technical ratio	74.5%		94.5%	82.3%		96.0%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 16% and 20% of total net premiums written in the three months and nine months ended September 30, 2008, respectively.

Three-month result

The decrease in gross and net premiums written of 10% in the three months ended September 30, 2008 compared to the same period of 2007 resulted from the property and casualty lines of business, while the motor line increased. The decreases in gross and net premiums written were primarily attributable to increased competition, declines in pricing and increased risk retention by cedants and were also impacted by downward premium adjustments received from cedants in the third quarter of 2008 compared to positive premium adjustments in the same period of 2007. The weaker U.S. dollar in the three months ended September 30, 2008 compared to the same period in 2007 partially offset the decrease in gross and net premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 9%. The increase in net premiums earned in light of the decrease in net premiums written of 10% resulted from the increase in net premiums written in the nine months ended September 30, 2008 compared to the same period in 2007.

Nine-month result

The increase in gross and net premiums written and net premiums earned in the first nine months of 2008 resulted from the motor and casualty lines of business and was primarily due to the acquisition of the renewal rights of the international reinsurance business of the French Monceau Group in 2007, partially offset by the impact of increased cedant retentions and greater downward premium adjustments of $59 million reported by cedants in the nine months ended September 30, 2008 compared to the same period in 2007. The property line of business declined slightly, mainly as a result of factors described in the three-month result above. The weaker U.S. dollar in the nine months ended September 30, 2008 compared to the same period in 2007 contributed 10% to the increase in gross and net premiums written and 11% to net premiums earned. Notwithstanding the increased competition, declines in pricing and the increased risk retention by cedants prevailing in the lines and markets of this sub-segment, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 reflected a) net favorable loss development on prior accident years of $41 million, or 20.8 points on the loss ratio; and b) net favorable loss development on the prior 2008 quarters’ of $7 million, or 3.4 points on the loss ratio. The net favorable loss development of $41 million included net favorable development in all lines of business, except for the motor line, and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended September 30, 2008 for prior accident years were lower than the Company expected. Loss information provided by cedants during the three months ended September 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines (increased for motor), which had the net effect of decreasing (increasing for motor), prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2007 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $12 million, or 6.5 points on the loss ratio; c) net favorable loss development on prior 2007 quarters of $5 million, or 2.8 points on the loss ratio; and d) a decrease in the book of business and exposure. The net favorable loss development of $12 million included net favorable development in all lines of business.

The decrease of $37 million in losses and loss expenses for the three months ended September 30, 2008 compared to the same period in 2007 included:

•	an increase of $29 million in net favorable prior year development; and

•	a decrease in losses and loss expenses of approximately $8 million resulting from normal fluctuations in profitability between periods.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2008 reflected a) net favorable loss development on prior accident years of $150 million, or 25.8 points on the loss ratio; b) higher level of mid-sized losses mainly in the property line of business; and c) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $150 million included net favorable development in all lines of business, but was most pronounced in the property line, and was primarily due to favorable loss emergence, as losses reported by cedants during the nine months ended September 30, 2008 for prior accident years were lower than the Company expected. Loss information provided by cedants in the nine months ended September 30, 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2007 reflected a) net favorable loss development on prior accident years of $72 million, or 13.3 points on the loss ratio; b) losses related to European Windstorm Kyrill of $12 million, or 2.3 points on the loss ratio; c) a higher level of mid-sized losses; and d) a decrease in the book of business and exposure. The net favorable loss development of $72 million included net favorable development in all lines.

The decrease of $52 million in losses and loss expenses for the nine months ended September 30, 2008 compared to the same period in 2007 included:

•	an increase of $78 million in net favorable prior year development; and

•	a decrease of $10 million in large catastrophic losses; partially offset by

•

an increase in losses and loss expenses of approximately $36 million resulting from a combination of an increase in the book of business, modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result and nine-month result

The acquisition costs increased in the three months and nine months ended September 30, 2008 compared to 2007 as a result of higher net premiums earned. The acquisition ratio remained flat due to the impact of the various shifts in the distribution of net premiums earned between the lines of business in this sub-segment having an offsetting effect in the three months and nine months ended September 30, 2008 compared to 2007.

Technical result and technical ratio

Three-month result

The increase of $39 million in technical result and corresponding decrease in technical ratio for the three months ended September 30, 2008 compared to the same period in 2007 was primarily explained by an increase of $29 million in net favorable prior year development, and an increase of $10 million resulting from normal fluctuations in profitability between periods.

Nine-month result

The increase of $81 million in technical result and corresponding decrease in technical ratio for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily explained by an increase of $78 million in net favorable prior year development and a decrease of $10 million in large catastrophic losses, partially offset by a decrease of $7 million resulting from normal fluctuations in profitability between periods, after considering the growth in net earned premiums and the level of mid-sized losses in 2008.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 19% and 20% of the net premiums written in the three months and nine months ended September 30, 2008 in this sub-segment, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 69% and 65% of the net premiums written, while specialty casualty is considered to be long-tail and represented 12% and 15% of the net premiums written in this sub-segment in the three months and nine months ended September 30, 2008, respectively.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Gross premiums written	$276	9%	$252	$921	11%	$831
Net premiums written	274	10	250	898	11	810
Net premiums earned	$290	6	$274	$780	3	$759
Losses and loss expenses	(185)	55	(119)	(476)	45	(328)
Acquisition costs	(72)	6	(68)	(201)	3	(194)

Technical result	$33	(62)	$87	$103	(57)	$237

Loss ratio	63.8%		43.5%	61.1%		43.2%
Acquisition ratio	24.8		24.7	25.7		25.6

Technical ratio	88.6%		68.2%	86.8%		68.8%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 32% and 28% of total net premiums written in the three months and nine months ended September 30, 2008, respectively.

Three-month result

Gross and net premiums written increased by 9% and 10%, respectively, during the three months ended September 30, 2008 compared to the same period in 2007. The increase resulted from all lines of business, except for engineering and specialty property. The increase was primarily due to the weaker U.S. dollar in the three months ended September 30, 2008 compared to the same period of 2007, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations contributed 6% to the increase in gross and net premiums written and 7% to net premiums earned. The increases in gross and net premiums written and net premiums earned were tempered by the impact of increased competition, declines in pricing and increased retentions by cedants, which reduced gross and net premiums written and net premiums earned.

Nine-month result

Gross and net premiums written increased by 11% in the nine months ended September 30, 2008 compared to the same period in 2007. The increase resulted from all lines of business except for the aviation/space line, which remained flat. The increase of 11% in net premiums written for the nine months ended September 30, 2008 is higher than the increase of 3% in net premiums earned as a result of refining the Company’s earnings pattern methodology in certain lines of business. The weaker U.S. dollar in the nine months ended September 30, 2008 compared to the same period of 2007 also contributed significantly to the increase in premiums. The foreign exchange fluctuations contributed 7%, 8% and 7% to the increase in gross and net premiums written and net premiums earned, respectively. Notwithstanding the increased competition, declines in pricing and increased risk retention by cedants prevailing in certain lines and markets of this sub-segment, the Company was able to write business that met its profitability objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 for this sub-segment reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $28 million, or 9.3 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $21 million, or 7.3 points on the loss ratio; c) net favorable loss development on prior 2008 quarters of $19 million, or 6.7 points on the loss ratio; d) a higher than usual level of mid-sized losses; and e) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable development of $21 million reported in the three months ended September 30, 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the specialty casualty and credit/surety lines of business, which included net adverse loss development for prior accident years of $11 million. Loss information provided by cedants in the three months ended September 30, 2008 for prior accident years was lower than the Company expected (higher for the specialty casualty and credit/surety lines) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business with the exception of the specialty casualty and credit/surety lines, which had the net effect of decreasing (increasing for the specialty casualty and credit/surety lines) the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2007 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $45 million, or 16.4 points on the loss ratio; and c) net favorable loss development on prior quarters of $15 million, or 5.3 points on the loss ratio. The net favorable loss development of $45 million reported in the three months ended September 30, 2007 included net favorable development in all lines of business with the exception of the energy and specialty property lines.

The increase of $66 million in losses and loss expenses for the three months ended September 30, 2008 compared to the same period in 2007 included:

•	an increase in large catastrophic losses of $28 million relating to Hurricanes Ike and Gustav;

•	a decrease of $24 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $18 million resulting from a combination of modestly lower profitability on the business written in 2008, a higher level of mid-sized losses and normal fluctuations in profitability between periods; and was partially offset by

•	an increase of $4 million in net favorable prior quarters’ development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2008 for this sub-segment reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $28 million, or 3.6 points on the loss ratio of this sub-segment; b) a higher than usual level of mid-sized losses; and c) net favorable loss development on prior accident years of $86 million, or 11.0 points on the loss ratio. The net favorable development of $86 million reported in the nine months ended September 30, 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the energy line, which included net adverse loss development for prior accident years of $10 million. Loss information provided by cedants in the nine months ended September 30, 2008 for prior accident years was lower than the Company expected (higher for the energy line) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business with the exception of the energy line, which had the net effect of decreasing (increasing for the energy line) the level of prior year loss estimates for this sub-segment.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2007 for this sub-segment reflected a) losses related to European Windstorm Kyrill of $7 million, or 0.8 points on the loss ratio; and b) net favorable loss development on prior accident years of $161 million, or 21.1 points on the loss ratio. The net favorable loss development of $161 million reported in the nine months ended September 30, 2007 included net favorable development in all lines of business.

The increase of $148 million in losses and loss expenses for the nine months ended September 30, 2008 compared to the same period in 2007 included:

•	a decrease of $75 million in net favorable prior year development;

•	an increase of $21 million in large catastrophic losses; and

•

an increase in losses and loss expenses of approximately $52 million resulting from a combination of a higher level of mid-sized losses, modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result and nine-month result

The increase in acquisition costs in the three months and nine months ended September 30, 2008 compared to 2007 is primarily due to the increase in the Company’s book of business and exposure, as evidenced by the increase in net premiums earned. The acquisition ratio in the three months and nine months ended September 30, 2008 compared to 2007 was flat, reflecting a relatively consistent distribution of net premiums earned between the lines of business in this sub-segment.

Technical result and technical ratio

Three-month result

The decrease of $54 million in the technical result and corresponding increase in the technical ratio for the three months ended September 30, 2008 compared to the same period in 2007 was explained by an increase of $26 million, net of reinstatement premiums, in large catastrophic losses related to Hurricanes Ike and Gustav, a decrease of $24 million in net favorable prior year development and a decrease of $8 million resulting from modestly lower profitability on business written in 2008, higher mid-sized losses and normal fluctuations in profitability between periods, partially offset by an increase of $4 million in net favorable prior quarters’ development.

Nine-month result

The decrease of $134 million in the technical result and corresponding increase in the technical ratio for the nine months ended September 30, 2008 compared to the same period in 2007 was explained by a decrease of $75 million in net favorable prior year development and a decrease of $40 million resulting from a higher level of mid-sized losses, modestly lower profitability on business written in 2008 and normal fluctuations in profitability between periods, and an increase of $19 million, net of reinstatement premiums, in large catastrophic losses in 2008 compared to 2007.

Catastrophe

The Catastrophe sub-segment writes business predominantly on non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Gross premiums written	$48	(4)%	$50	$391	(1)%	$393
Net premiums written	48	(4)	50	391	(1)	393
Net premiums earned	$159	(6)	$170	$301	(9)	$330
Losses and loss expenses	(128)	755	(15)	(111)	83	(60)
Acquisition costs	(14)	(10)	(15)	(27)	(13)	(32)

Technical result	$17	(88)	$140	$163	(31)	$238

Loss ratio	80.8%		8.8%	36.6%		18.2%
Acquisition ratio	8.7		9.1	9.1		9.6

Technical ratio	89.5%		17.9%	45.7%		27.8%

Premiums

The Catastrophe sub-segment represented 6% and 12% of total net premiums written in the three months and nine months ended September 30, 2008, respectively.

Three-month result

Gross and net premiums written decreased by 4% and net premiums earned decreased by 6% in the three months ended September 30, 2008 compared to the same period of 2007. The decreases in gross and net premiums written and net premiums earned were reduced by $17 million of reinstatement premiums related to Hurricanes Ike and Gustav recorded in the three months ended September 30, 2008. The decreases are primarily due to increased competition, declines in pricing and increased risk retention by cedants. The decrease in net premiums earned in the three months ended September 30, 2008 compared to the same period in 2007 was impacted by the lower amount of U.S. wind exposure written in 2008 compared to 2007, the earned impact of which is greater in the third quarter given the Company’s methodology related to its U.S. wind earnings pattern. The weaker U.S. dollar, on average, in the three months ended September 30, 2008 compared to the same period in 2007 partially offset the decrease in gross and net premiums written and net premiums earned in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written by 1% and net premiums earned by 2%.

Nine-month result

Gross and net premiums written decreased by 1% while net premiums earned decreased by 9% in the nine months ended September 30, 2008 compared to the same period of 2007, primarily due to the factors discussed in the three-month result above. The comparison of net premiums earned between periods was also impacted by the refinement of the application of the Company’s methodology related to its U.S. wind earnings pattern in 2007. The decreases in gross and net premiums written and net premiums earned were reduced by an additional $15 million of reinstatement premiums related to Hurricanes Ike and Gustav recorded in the nine months ended September 30, 2008 compared to those related to European Windstorm Kyrill in 2007. The weaker U.S. dollar, on average, in the nine months ended September 30, 2008 compared to the same period in 2007 partially offset the decrease in gross and net premiums written and net premiums earned in this sub-segment by 4%.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 for this sub-segment reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $148 million, or 94.9 points on the loss ratio of this sub-segment; and b) net favorable loss development on prior accident years of $25 million, or 15.5 points on the loss ratio. The net favorable loss development of $25 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended September 30, 2008 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2007 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $12 million, or 7.2 points on the loss ratio; and c) net favorable loss development on prior 2007 quarters of $7 million, or 4.3 points on the loss ratio.

The increase of $113 million in losses and loss expenses for the three months ended September 30, 2008 compared to the same period in 2007 included:

•	an increase of $148 million in large catastrophic losses;

•	a decrease of $7 million in net favorable prior quarters’ development; partially offset by

•	an increase of $13 million in net favorable prior year development; and

•	a decrease in losses and loss expenses of approximately $29 million resulting from a low level of mid-sized loss activity in 2008.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2008 for this sub-segment reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $148 million, or 50.0 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $60 million, or 19.8 points on the loss ratio; and c) a lower level of mid-sized loss activity in 2008. The net favorable loss development of $60 million was primarily due to favorable loss emergence, as losses reported by cedants in the nine months ended September 30, 2008 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2007 for this sub-segment reflected a) losses related to European Windstorm Kyrill of $32 million, or 9.7 points on the loss ratio; and b) net favorable loss development on prior accident years of $35 million, or 10.9 points on the loss ratio.

The increase of $51 million in losses and loss expenses for the nine months ended September 30, 2008 compared to the same period in 2007 included:

•	an increase of $116 million in large catastrophic losses; partially offset by

•	a decrease in losses and loss expenses of approximately $40 million resulting from a low level of mid-sized loss activity in 2008; and

•	an increase of $25 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month result and nine-month result

The decrease in acquisition costs in the three months and nine months ended September 30, 2008 compared to 2007 is primarily due to the decrease in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned. The decrease in the acquisition ratio in the three months and nine months ended September 30, 2008 compared to 2007 was primarily due the impact of reinstatement premiums, which do not have associated acquisition costs.

Technical result and technical ratio

Three-month result

The decrease of $123 million in the technical result and corresponding increase in the technical ratio in the three months ended September 30, 2008 compared to 2007 was primarily explained by an increase of $131 million, net of reinstatement premiums, in large catastrophic losses related to Hurricanes Ike and Gustav, a decrease of $7 million in net favorable prior quarters’ development, partially offset by an increase of $13 million in net favorable prior year development and an increase of $2 million resulting from a low level of mid-sized loss activity in 2008.

Nine-month result

The decrease of $75 million in the technical result and corresponding increase in the technical ratio in the nine months ended September 30, 2008 compared to 2007 was primarily explained by an increase of $102 million, net of reinstatement premiums, in large catastrophic losses, which was partially offset by an increase of $25 million in net favorable prior year development and an increase of $2 million resulting from a low level of mid-sized loss activity in 2008.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Gross premiums written	$140	(3)%	$145	$453	2%	$445
Net premiums written	141	—	142	448	5	425
Net premiums earned	$149	1	$147	$440	5	$420
Life policy benefits	(114)	(15)	(133)	(347)	—	(346)
Acquisition costs	(32)	45	(22)	(91)	11	(83)

Technical result	$3	NM	$(8)	$2	NM	$(9)
Other operating expenses	(11)	39	(8)	(32)	39	(23)
Net investment income	17	9	16	51	19	43

Allocated underwriting result(1)	$9	NM	$—	$21	90	$11

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 16% and 14% of total net premiums written in the three months and nine months ended September 30, 2008, respectively.

Three-month result

Gross premiums written decreased by 3%, and net premiums earned increased by 1% in the three months ended September 30, 2008 compared to the same period in 2007. The decrease in gross premiums written and the slight decline in net premiums written were driven by the non-renewal of a large longevity treaty which was partially offset by new mortality business and the impact of foreign exchange. The weaker U.S. dollar in the three months ended September 30, 2008 and foreign exchange fluctuations contributed an increase of 8% to gross and net premiums written. Gross premiums written declined more than net premiums written due to the purchase of additional reinsurance protection in the mortality line of business in 2007. Net premiums earned increased in the three months ended September 30, 2008 compared to the same period in 2007 primarily due to the impact of foreign exchange, which contributed 8% to the increase, and the purchase of reinsurance protection in 2007, and was partially offset by the non-renewal of a large longevity treaty.

Nine-month result

The increases in gross and net premiums written and net premiums earned in the nine months ended September 30, 2008 compared to the same period in 2007 was due to the impact of foreign exchange, which contributed 9% to the increases, and to a lesser extent $9 million of additional premiums reported by a cedant for a longevity treaty in run-off. These increases in the gross and net premiums written for the nine months ended September 30, 2008 were partially offset by the non-renewal of a large longevity treaty.

Life policy benefits

Three-month result

Life policy benefits decreased by $19 million in the three months ended September 30, 2008 compared to the same period in 2007. The decrease was primarily attributable to the change in the mix of business as the mortality line, which generally carries a lower level of life policy benefits than the longevity line, increased its percentage of the Life segment’s net premiums earned. These decreases were partially offset by the impact of foreign exchange fluctuations, which contributed 6% to the increase in life policy benefits during the three months ended September 30, 2008. In addition, life policy benefits in the three months ended September 30, 2008 included net adverse prior year reserve development of $5 million compared to net adverse prior year reserve development of $9 million in the three months ended September 30, 2007. The net adverse development in 2008 was primarily from the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. The net adverse development of $9 million reported in the three months ended September 30, 2007 included net adverse loss development in the longevity line of $14 million, partially offset by net favorable loss development in the mortality line of $5 million.

Nine-month result

Life policy benefits remained flat in the nine months ended September 30, 2008 compared to the same period in 2007. Increases primarily due to foreign exchange fluctuations of 8% and a cedant that reported additional life policy benefits of $18 million for a longevity treaty in run-off in the nine months ended September 30, 2008 were offset by the change in the mix of business, as described in the three-month result above. In addition, life policy benefits in the nine months ended September 30, 2008 included net adverse prior year reserve development of $10 million compared to net adverse prior year reserve development of $4 million in the nine months ended September 30, 2007. The net adverse development in the nine months ended September 30, 2008 was primarily due to the GMBD business as discussed in the three-month result above. The net adverse development of $4 million in the nine months ended September 30, 2007 included net adverse loss development in the longevity line of $25 million, partially offset by net favorable loss development in the mortality line of $21 million. The net prior year development was primarily due to the receipt of additional reported loss information from cedants.

Acquisition costs

Three-month result and nine-month result

The increase in acquisition costs in the three months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to a higher rate of lapses than expected on term and critical illness products in the mortality line in 2008. The increase in acquisition costs in the nine months ended September 30, 2008 compared to the same period in 2007 was mainly due to the higher rate of lapses, profit commission adjustments and foreign exchange fluctuations, which was partially offset by a decrease of $6 million in acquisition costs reported by a cedant for a longevity treaty in run-off.

Net investment income

Three-month result and nine-month result

Net investment income for this segment increased by $1 million and $8 million for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily as a result of higher invested assets.

Allocated underwriting result

Three-month result

The increase of $9 million in allocated underwriting result in the three months ended September 30, 2008 compared to the same period in 2007 was primarily explained by an increase of $7 million in normal fluctuations in profitability between periods, a decrease of $4 million in net adverse prior year reserve development, and an increase of $1 million in net investment income, partially offset by higher operating expenses of $3 million.

Nine-month result

The increase of $10 million in allocated underwriting result in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily explained by an increase of $11 million in technical result related to an increase in the book of business, a change in the mix of business as described above, and an increase of $8 million in investment income, partially offset by higher operating expenses of $9 million.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2008 and 2007 was as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Non-life
Property and casualty
Casualty	16%	19%	15%	16%
Property	14	17	16	18
Motor	6	5	6	6
Multiline and other	3	3	3	3
Specialty
Agriculture	7	5	7	4
Aviation/Space	6	5	4	4
Catastrophe	6	6	12	13
Credit/Surety	8	8	7	6
Engineering	5	6	5	5
Energy	2	2	2	2
Marine	5	4	3	3
Specialty casualty	4	2	4	4
Specialty property	2	2	2	2
Life	16	16	14	14

Total	100%	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line between the 2008 and 2007 periods, which reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a shift in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: the decrease in net premiums written was primarily due to increasingly competitive market conditions and a decrease in the amount of deposit premiums written in the U.S. sub-segment.

•

Property: non-renewals of business, increased cedant retentions and an increase in negative premium adjustments resulted in the decline of premiums in the three and nine months ended September 30, 2008, compared to the same periods in 2007.

•

Agriculture: the increase in premiums written resulted primarily from the growth in the Company’s agriculture line of business in its U.S. sub-segment, which benefited from increased opportunities, pricing and demand.

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

The distribution of gross premiums written by treaty type for the three months and nine months ended September 30, 2008 and 2007 was as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Non-life Segment
Proportional	59%	57%	52%	49%
Non-proportional	21	22	30	33
Facultative	4	5	4	4
Life Segment
Proportional	16	16	13	13
Non-proportional	—	—	1	1

Total	100%	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The increase in the percentage of proportional gross premiums written for the Non-life segment in the three months and nine months ended September 30, 2008 compared to the same periods in 2007 resulted primarily from the growth in the Company’s agriculture line of business in its U.S. sub-segment. The decrease in the percentage of non-proportional gross premium written for the Non-life segment in the three months and nine months ended September 30, 2008 compared to the same periods in 2007 results primarily from the decline in the Company’s property and casualty lines of business in the U.S. and the Global (Non-U.S.) P&C sub-segments.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and nine months ended September 30, 2008 and 2007 was as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Europe	42%	40%	46%	45%
North America	44	44	41	42
Asia, Australia and New Zealand	5	6	6	6
Latin America, Caribbean and Africa	9	10	7	7

Total	100%	100%	100%	100%

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

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2008 and 2007 was as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Broker	71%	69%	72%	70%
Direct	29	31	28	30

Total	100%	100%	100%	100%

The distribution of gross premiums written was comparable between both periods.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and nine months ended September 30, 2008 and 2007 (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Fixed maturities	$131	21%	$109	$380	26%	$302
Equities	8	(19)	9	23	(21)	29
Short-term investments, trading securities, cash and cash equivalents	4	(67)	13	15	(63)	41
Funds held and other	10	(11)	11	30	2	29
Investment expenses	(7)	17	(6)	(19)	18	(16)

Net investment income	$146	8	$136	$429	11	$385

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Results by Segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income increased in the three months ended September 30, 2008 compared to the same period in 2007 for the following reasons:

•

an increase in net investment income from fixed maturities due to an increase in the asset base resulting from the reinvestment of cash flows from operations and higher reinvestment rates on fixed maturity bonds during the three months ended September 30, 2008 compared to the same period in 2007; and

•	the weaker U.S. dollar in the three months ended September 30, 2008 compared to the same period in 2007 contributed 3% of the increase in net investment income; partially offset by

•

a decrease in net investment income from equities due to the reduction in the level of equity exposures held and lower dividends received on equity securities during the three months ended September 30, 2008 compared to the same period in 2007; and

•

a decrease in net investment income from short-term investments and cash and cash equivalents due to a lower average balance of cash and cash equivalents and lower yields on short-term investments and cash and cash equivalents during the three months ended September 30, 2008 compared to the same period in 2007.

Nine-month result

Net investment income increased in the nine months ended September 30, 2008 compared to the same period in 2007 for the following reasons:

•	an increase in net investment income from fixed maturities due to the factors discussed in the three-month result above; and

•	the weaker U.S. dollar in the nine months ended September 30, 2008 compared to the same period in 2007 contributed 3% of the increase in net investment income; partially offset by

•	a decrease in net investment income from equities and short-term investments and cash and cash equivalents due to the factors discussed in the three-month result above; and

•	an increase in investment expenses of $3 million due to the increase in invested assets from 2007 to 2008.

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

As discussed in Overview above, the unprecedented events in the financial markets during the three month period ended September 30, 2008 had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized losses on investments. For the three months ended September 30, 2008, the Company’s investment portfolio and net realized and net unrealized investment losses were primarily impacted by increased credit spreads, declines in equity markets and defaults on certain corporate bonds, which were partially offset by a decline in U.S. and European interest rates. For the nine months ended September 30, 2008, the investment portfolio and net realized and net unrealized investment losses were primarily impacted by increased credit spreads, declines in equity markets and defaults on certain corporate bonds.

The components of net realized and unrealized investment gains or losses for the three months and nine months ended September 30, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Net realized investment (losses) gains on fixed maturities and short-term investments, excluding other-than-temporary impairments	$(92)	$3	$(29)	$(22)
Net realized investment (losses) gains on equities, excluding other-than-temporary impairments	(58)	(3)	(104)	59
Other-than-temporary impairments	—	(14)	—	(88)
Net realized (losses) gains on trading securities	—	(8)	—	17
Change in net unrealized investment gains (losses) on trading securities	—	2	—	(17)
Net realized and unrealized investment losses on equity securities sold but not yet purchased	—	(1)	—	(9)
Net realized and unrealized gains on designated hedging activities	—	4	—	9
Net realized (losses) gains on other invested assets	(35)	12	(28)	(6)
Change in net unrealized gains on other invested assets	2	—	14	—
Change in net unrealized investment losses on fixed maturities subject to the fair value option under SFAS 159	(97)	—	(327)	—
Change in net unrealized investment losses on short-term investments subject to the fair value option under SFAS 159	(1)	—	(1)	—
Change in net unrealized investment losses on equities subject to the fair value option under SFAS 159	(56)	—	(131)	—
Net other realized and unrealized investment gains	13	2	11	1

Net realized and unrealized investment losses	$(324)	$(3)	$(595)	$(56)

The Company adopted SFAS 159 on January 1, 2008. Prior to the adoption of SFAS 159, unrealized gains and losses, net of tax, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized investment gains and losses are recorded in net realized and unrealized investment losses in the Consolidated Statements of Operations. The net realized and unrealized investment gains and losses on securities previously classified as trading have been recorded within the related investment classification (fixed maturities or equities) beginning in 2008, and the change in net unrealized investment gains and losses on such securities are included in change in net unrealized investment gains and losses on securities subject to the fair value option under SFAS 159. Following the adoption of SFAS 159, the Company is no longer required to record other-than-temporary impairment charges, as changes in market value are now recorded in net (loss) income.

The Company utilizes derivative financial instruments as part of its overall currency risk management strategy to hedge the fair value of certain fixed income securities that were previously classified as available for sale. Prior to the adoption of SFAS 159 on January 1,

2008, these derivatives were designated as fair value hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and changes in the fair values of these derivatives and the hedged item related to foreign currency were recognized in net realized investment gains and losses in the Consolidated Statement of Operations. As a result of adopting SFAS 159, and in accordance with SFAS 133, changes in the fair values of these securities are recognized in net realized and unrealized investment gains and losses, while changes in the fair value of the foreign currency derivatives are recognized in net foreign exchange gains and losses in the Consolidated Statement of Operations.

Three-month result

Net realized and unrealized investment losses increased by $321 million, from a $3 million loss in the three months ended September 30, 2007, to a $324 million loss in the same period of 2008. The increase in net realized and unrealized investment losses was mainly due to increases in credit spreads, defaults on certain corporate bonds and declines in worldwide equity markets that were partially offset by decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $324 million in the three months ended September 30, 2008 were primarily due to changes in net unrealized losses of $154 million on fixed maturities, short-term investments and equities and net realized losses of $185 million on fixed maturities, equities and other invested assets, partially offset by net other realized and unrealized gains of $15 million. Included within realized losses on fixed maturities of $92 million for the three months ended September 30, 2008 are $95 million of losses related to certain defaulted corporate bonds. The realized losses incurred during the three months ended September 30, 2007 were mainly due to other-than-temporary impairment charges.

Net realized and unrealized losses on other invested assets were $33 million in the three months ended September 30, 2008, comprised of $35 million in net realized losses and $2 million related to the change in net unrealized gains, compared to a net realized gain of $12 million for the same period in 2007. The net realized losses on other invested assets in the 2008 period primarily related to losses on treasury futures, while the net realized gain on other invested assets in the 2007 period primarily relates to gains on treasury futures. Treasury futures are used to manage the duration of the investment portfolio.

For the three months ended September 30, 2008, net other realized and unrealized investment gains included a $15 million gain related to the expiration of certain representations and warranties the Company provided related to the sale of its U.S. life operations in 2000. See Note 15(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Nine-month result

Net realized and unrealized investment losses increased by $539 million, from a $56 million loss in the first nine months of 2007, to a $595 million loss in the same period of 2008 due to increases in U.S. and European interest rates during the first nine months of the year, increases in credit spreads, defaults on certain corporate bonds and declines in worldwide equity markets. Net realized and unrealized investment losses of $595 million in the nine months ended September 30, 2008 were primarily due to changes in net unrealized losses of $459 million on fixed maturities, short-term investments and equities and realized losses of $161 million on fixed maturities, equities and other invested assets, partially offset by net other realized and unrealized investment gains of $25 million. The realized losses incurred during the nine months ended September 30, 2007 were mainly due to other-than-temporary impairment charges and realized losses on fixed maturities, partially offset by realized gains on equities.

Net realized and unrealized losses on other invested assets were $14 million in the nine months ended September 30, 2008, comprised of $28 million in net realized losses and $14 million related to the change in net unrealized gains, compared to a net realized loss of $6 million for the same period in 2007. The net realized losses on other invested assets in the 2008 period primarily related to treasury and equity futures and realized losses related to the settlement of principal finance transactions compared to losses during the 2007 period primarily related to equity futures. The change in net unrealized gains of $14 million in the 2008 period primarily relates to the settlement of principal finance transactions and was partially offset by the change in unrealized losses on treasury and equity futures and credit default swaps.

For the nine months ended September 30, 2008, net other realized and unrealized investment gains included a $15 million gain related to the expiration of certain representations and warranties discussed in the three-month result above.

Interest in Earnings of Equity Investments

Three-month result

The Company’s interest in the results of equity investments amounted to $nil for the three months ended September 30, 2008, compared to a loss of $23 million in the same period of 2007.

Included in the interest in the results of equity investments for the three months ended September 30, 2008 and 2007 was $nil and $2 million, respectively, related to the Company’s share of the results of ChannelRe Holdings. In addition to ChannelRe Holdings’ results, the Company recorded a charge of $25 million for the three months ended September 30, 2007, which represented the Company’s share of anticipated ChannelRe Holdings’ unrealized mark-to-market losses on its credit derivative portfolio, which it expected to incur during the three-month period ended September 30, 2007.

Nine-month result

The Company’s interest in the results of equity investments amounted to $nil for the nine months ended September 30, 2008, compared to a loss of $16 million in the same period of 2007.

Included in the interest in the results of equity investments for the nine months ended September 30, 2008 and 2007 was $nil and $8 million, respectively, related to the Company’s share of the results of ChannelRe Holdings. In addition to ChannelRe Holdings’ results, the Company recorded a charge of $25 million for the nine months ended September 30, 2007, as discussed in the three-month result above. At September 30, 2008 and December 31, 2007, the carrying value of the Company’s investment in ChannelRe Holdings was $nil.

See Note 10 to Condensed Consolidated Financial Statements in Item 1 above for a discussion on ChannelRe Holdings.

Technical Result and Other Income (Loss)

Three-month result

Technical result and other income (loss) included in Corporate and Other relate to principal finance transactions and insurance-linked securities. The technical loss of $6 million for the three months ended September 30, 2008 resulted primarily from the insurance-linked securities line.

Nine-month result

The decrease of $4 million in the technical result for the nine months ended September 30, 2008 compared to the same period of 2007 resulted primarily from the insurance-linked securities line, which had a technical loss of $3 million in the nine months ended September 30, 2008, compared to income of $1 million in the same period of 2007. Other income (loss) increased by $13 million in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to losses in the principal finance and insurance-linked securities lines in 2007. The other income (loss) is described in Review of Net (Loss) Income above.

Other Operating Expenses

Other operating expenses for the three months and nine months ended September 30, 2008 and 2007 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2008	% Change 2008 over 2007	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	% Change 2008 over 2007	For the nine months ended September 30, 2007
Other operating expenses	$87	10%	$79	$276	16%	$238

Three-month result

Other operating expenses represent 8.1% and 7.5% of net premiums earned (both life and non-life) for the three months ended September 30, 2008 and 2007, respectively. Other operating expenses included in Corporate and Other were $21 million and $19 million for the three months ended September 30, 2008 and 2007, respectively, of which $16 million and $15 million are related to corporate activities for 2008 and 2007, respectively.

The increase in operating expenses of 10% for the three months ended September 30, 2008 compared to the same period in 2007 consisted primarily of the weakening of the U.S. dollar, on average, in the three months ended September 30, 2008 compared to the same period in 2007, which contributed 7% to the increase in other operating expenses, and an increase in withholding taxes.

Nine-month result

Other operating expenses represent 9.4% and 8.5% of net premiums earned (both life and non-life) for the nine months ended September 30, 2008 and 2007, respectively. Other operating expenses included in Corporate and Other were $69 million and $60 million for the nine months ended September 30, 2008 and 2007, respectively, of which $57 million and $51 million are related to corporate activities for 2008 and 2007, respectively.

The increase in operating expenses of 16% for the nine months ended September 30, 2008 compared to the same period in 2007 consisted primarily of higher personnel costs, including stock-based compensation expense, and an increase in withholding taxes. The weakening of the U.S. dollar, on average, in the nine months ended September 30, 2008 compared to the same period in 2007, contributed 7% to the increase in other operating expenses.

Financial Condition, Liquidity and Capital Resources

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion of financial condition, liquidity and capital resources at September 30, 2008 focuses only on material changes from December 31, 2007.

Investments

Total investments and cash were $11.5 billion at September 30, 2008, compared to $11.6 billion at December 31, 2007. The major factors influencing the decrease in the nine-month period ended September 30, 2008 were:

•

decrease in the market value of the investment portfolio (realized and unrealized) of $591 million resulting from a decrease in the fixed maturity portfolio of $356 million and a decrease in the equity portfolio of $235 million;

•

other factors, the primary one being the net negative influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets into U.S. dollars, amounting to approximately $166 million;

•

net payment for the Company’s common shares of $85 million resulting from the repurchase of common shares of $110 million under the Company’s share repurchase program, partially offset by $17 million of proceeds related to shares sold under the forward sale agreement and $8 million related to the issuance of common shares under the Company’s equity plans;

•	dividend payments on common and preferred shares totaling $100 million; and

•	decrease in net payable for securities purchased of $13 million; offset by

•	net cash provided by operating activities of $891 million; and

•	net proceeds of $28 million from the issuance of senior notes, the redemption of the 5.81% fixed rate bank loan and associated financing costs.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At September 30, 2008, the liability funds totaled $7.2 billion and were comprised of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $4.5 billion, were comprised of cash and cash equivalents, investment-grade and below investment-grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Effective January 1, 2008, the Company adopted SFAS 159. As a result of the adoption of SFAS 159, fixed maturities, short-term investments and equities that were previously classified as available for sale were reclassified as trading securities. The market value of investments classified as trading securities was $10.7 billion at September 30, 2008. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations.

At September 30, 2008, approximately 96% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 96% of the Company’s fixed income securities were publicly traded.

The average duration of the Company’s investment portfolio was 4.1 years at September 30, 2008 and 3.9 years at December 31, 2007, which approximates the duration of the Company’s liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury futures at September 30, 2008 allowed the Company to increase the duration of its investment portfolio from 3.9 years to 4.1 years.

Fixed maturities, short-term investments and cash and cash equivalents had an average yield to maturity at market of 5.4% at September 30, 2008 compared to 4.7% at December 31, 2007, reflecting widening spreads on corporate and mortgage-backed securities.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at September 30, 2008 were as follows (in millions of U.S. dollars):

September 30, 2008	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
- U.S. government and agencies	$848	$17	$(2)	$863
- Other foreign governments	2,799	52	(12)	2,839
- Corporate	3,500	14	(228)	3,286
- Mortgage/asset-backed securities	2,846	19	(78)	2,787

Total fixed maturities	9,993	102	(320)	9,775
Short-term investments	115	1	(2)	114
Equities	968	16	(126)	858

Total	$11,076	$119	$(448)	$10,747

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

U.S. government and agencies included both U.S. treasuries and agencies of the U.S. government. At September 30, 2008, U.S. treasuries accounted for 71% of this category. Although U.S. treasuries and agencies are not rated, they are generally considered to have credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At September 30, 2008, 85% of this category was rated AAA, while investment grade government and agency obligations accounted for 91% of the remaining balance in this category. The largest three foreign government issuers (Germany, Canada and France) accounted for 82% of this category at September 30, 2008.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At September 30, 2008, 94% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 61% were rated A- or better. While the ten largest issuers accounted for 22% of the corporate bonds held by the Company at September 30, 2008, no single issuer accounted for more than 4% of the total, or less than 1% of the Company’s total investments and cash at September 30, 2008. At September 30, 2008, U.S. bonds comprised 80% of this category and the main exposures by economic sector were 35% in finance (16% were banks), 15% in communications, 12% in consumer noncyclicals and 10% in industrials. Within the finance sector, 99% of corporate bonds were rated investment grade and 85% were rated A- or better at September 30, 2008.

In the mortgage/asset-backed securities category, 88% were U.S. mortgage/asset-backed securities at September 30, 2008. These securities generally have a low risk of default, as approximately 80% are backed by government sponsored entities, which enforce standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. Of the Company’s U.S. mortgage/asset-backed securities of $2.5 billion at September 30, 2008, approximately 4% was rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 12%, or $0.3 billion, of the mortgage/asset-backed securities category at September 30, 2008 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 88% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of corporate obligations of U.S. corporations and U.S. government agencies. At September 30, 2008, corporates comprised 56% of this category, all of which were rated investment grade, and 89% of which were in the finance sector.

Publicly traded common stocks (including public exchange traded funds and REITS) comprised 71% of equities at September 30, 2008. The majority of the remaining balance was comprised of a $212 million bank loan portfolio, which accounted for 25% of the equities, with the balance in high yield, convertibles and alternative investments. Of the publicly traded common stocks, exchange traded funds and REITS, U.S. issuers represented 76% at September 30, 2008. While the ten largest common stocks accounted for 19% of equities (excluding equities held in exchange traded funds and mutual funds) at September 30, 2008, no single common stock issuer accounted for more than 4% of the total, or less than 1% of the Company’s total investments and cash at September 30, 2008. At September 30, 2008, the largest publicly traded common stock exposures by economic sector were 20% in consumer noncyclicals, 13% in industrials, 12% in finance and 11% in energy.

Maturity Distribution

The distribution of fixed maturities and short-term investments at September 30, 2008, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$727	$705
More than one year through five years	3,553	3,528
More than five years through ten years	2,594	2,518
More than ten years	388	351

Subtotal	7,262	7,102
Mortgage/asset-backed securities	2,846	2,787

Total	$10,108	$9,889

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at September 30, 2008:

% of total fixed income securities
Rating Category
AAA	59%
AA	8
A	17
BBB	12
Below investment-grade/unrated	4

100%

The Company’s AAA (or equivalent) rated securities, as a percentage of its total fixed income portfolio, decreased from 65% at December 31, 2007 to 59% at September 30, 2008. This decrease was the result of a change in asset allocation from U.S. government treasury securities to corporate bonds and mortgage/asset-backed securities given increased credit spreads.

Other Invested Assets

At September 30, 2008, the Company had $113 million in other invested assets. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, private placement bond investments, derivative financial instruments and other specialty asset classes. These assets are reported within other invested assets on the Company’s Condensed Consolidated Balance Sheets.

As part of its principal finance activities, the Company has entered into total return and interest rate swaps, which are accounted for as derivative financial instruments. The Company uses internal valuation models to estimate the fair value of these swaps and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. The fair value of those derivatives (the Company’s net liabilities) was a net unrealized loss of $17 million and $34 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, the net notional value of the Company’s total return, credit default and interest rate swaps was $238 million and $273 million, respectively. The net notional value of $238 million at September 30, 2008 was comprised of $257 million of assumed exposure partially offset by $19 million of protection purchased. The portfolio mix has broadened and as a result, the proportion of the portfolio related to apparel and retail future flow or intellectual property backed transactions has declined from 56% as of December 31, 2007 to 52% as of September 30, 2008, with the remainder distributed over a number of generally unrelated risks. At September 30, 2008 and December 31, 2007, approximately 61% and 56%, respectively, of the underlying investments were rated investment-grade. Included within principal finance activities at September 30, 2008 are $49 million of private placement bond investments, $25 million of credit linked notes and $18 million of notes receivable.

As part of the insurance-linked securities line, the Company has entered into various derivatives, for which the underlying risks include parametric weather risks. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. The fair value of weather derivatives (the Company’s net liabilities) was a net unrealized loss of $7 million and $2 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, the total net notional value of the Company’s derivatives was $60 million and $39 million, respectively.

At September 30, 2008 and December 31, 2007, the Company had $73 million and $56 million, respectively, in strategic investments. These strategic investments included non-publicly traded companies, private placement equity and bond investments and other specialty asset classes.

The Company utilizes credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties on the Company’s credit default swaps are all highly rated financial institutions. Excluding the credit default swaps included within the principal finance portfolio described above, the fair value of the Company’s credit default swaps was an unrealized loss of $2 million at September 30, 2008 and December 31, 2007. At September 30, 2008, the notional value of the Company’s credit default swaps was $287 million, comprised of $309 million of credit protection purchased and $22 million of credit exposure assumed. As discussed above, the Company uses internal valuation models to estimate the fair value of these swaps.

As discussed above, the Company uses exchange traded treasury note futures for the purposes of managing its investment portfolio duration. The fair value of the futures contracts, recorded in other invested assets, was a net unrealized loss of $1 million and a net unrealized gain of $1 million at September 30, 2008 and December 31, 2007, respectively, while the notional value of the treasury note futures was $457 million and $485 million at September 30, 2008 and December 31, 2007, respectively.

The Company utilizes foreign exchange forward contracts as part of its overall currency risk management and investment strategies. Foreign exchange forward contracts outstanding as of September 30, 2008 and December 31, 2007 resulted in an unrealized loss of $33 million and an unrealized gain of $20 million, respectively.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at September 30, 2008 have not changed significantly since December 31, 2007. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events, and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2008. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K for additional information concerning losses and loss expenses.

At September 30, 2008 and December 31, 2007, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,485 million and $7,231 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $7,359 million and $7,099 million, respectively. The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2008 (in millions of U.S. dollars):

For the nine months ended September 30, 2008
Net liability at December 31, 2007	$7,099
Net incurred losses related to:
Current year	1,894
Prior years	(350)

1,544
Net paid losses	(1,185)
Effects of foreign exchange rate changes	(99)

Net liability at September 30, 2008	$7,359

The non-life ratio of paid losses to net premiums earned was 47%, while the non-life ratio of paid losses to incurred losses was 77% for the nine months ended September 30, 2008, compared to 52% and 101%, respectively, for the same period in 2007. The lower non-life ratio of paid losses to incurred losses for the nine months ended September 30, 2008 compared to the same period in 2007 is due to a higher level of net incurred losses in 2008, resulting primarily from Hurricanes Ike and Gustav, and a higher level of mid-sized losses and higher net premiums earned, as well as lower paid losses in 2008 compared to 2007.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Policy Benefits for Life and Annuity Contracts

At September 30, 2008 and December 31, 2007, the Company recorded gross policy benefits for life and annuity contracts of $1,526 million and $1,542 million, respectively, and net policy benefits for life and annuity contracts of $1,494 million and $1,499 million, respectively. The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the nine months ended September 30, 2008 (in millions of U.S. dollars):

For the nine months ended September 30, 2008
Net liability at December 31, 2007	$1,499
Net incurred losses	347
Net paid losses	(284)
Effects of foreign exchange rate changes	(68)

Net liability at September 30, 2008	$1,494

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

See Shareholders’ Equity and Capital Resources Management and Off-Balance Sheet Arrangements for a discussion of the material changes in the Company’s Contractual Obligations and Commitments since December 31, 2007 resulting from the issuance of $250 million in debt related to Senior Notes, the redemption of the Company’s $220 million fixed rate bank loan, the amendment of half of the Company’s forward sale agreement, the maturity of half of the Company’s forward sale agreement and the amendment of the maturity of half of the Company’s $400 million long-term debt.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at September 30, 2008 was $4.1 billion, a 5.5% decrease compared to $4.3 billion at December 31, 2007. The major factors contributing to the decrease in shareholders’ equity for the nine month period ended September 30, 2008 were:

•	net loss of $49 million;

•	repurchase of common shares of $110 million under the Company’s share repurchase program;

•	dividends declared on both the Company’s common and preferred shares of $100 million; and

•	a $35 million decline in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar; offset by

•	proceeds of $17 million from the reissuance of common shares held in treasury related to the maturity of the Company’s forward sale agreement;

•	share-based compensation expense and the issuance of common shares under the Company’s employee equity plans of $25 million; and

•	a $15 million change in net unrealized gains and losses on investments, net of tax.

See Results of Operations and Review of Net (Loss) Income above for discussion of the Company’s net loss for the nine months ended September 30, 2008.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share at September 30, 2008 was $65.38, a decrease of 3.8% compared to $67.96 at December 31, 2007. The decrease in the diluted book value per share is attributable to the factors contributing to the decrease in shareholders’ equity for the nine month period ended September 30, 2008 discussed above.

The table below sets forth the capital structure of the Company at September 30, 2008 and December 31, 2007 (in millions of U.S. dollars):

	September 30, 2008		December 31, 2007
Capital Structure:
Long-term debt	$400	8%	$620	12%
Senior notes (1)	250	5	—	—
Capital efficient notes (2)	250	5	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	5	230	4
Common shareholders’ equity	3,565	71	3,802	73

Total Capital	$4,985	100%	$5,192	100%

(1)	PartnerRe Finance A LLC, the issuer of the senior notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million on its Consolidated Balance Sheets.
(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million on its Consolidated Balance Sheets.

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

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used to redeem the $220 million, 5.81% fixed rate bank loan owed by PartnerRe U.S. Corporation (PartnerRe U.S. Holdings), a subsidiary of the Company, and the remaining net proceeds were used for general corporate purposes.

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

On July 31, 2008, the Company amended its existing forward sale agreement (see Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010. See Off-Balance Sheet Arrangements below.

Under the terms of the forward sale agreement, the valuation period related to the matured half of the contract commenced on September 26, 2008. The Company will deliver 3,366,295 common shares to the forward counterparty over a 40 day valuation period. The value received per share will be the applicable average daily market price per share over the valuation period, subject to a minimum price per share of $59.37 and a maximum price per share of $79.58. At September 30, 2008 the Company sold 252,474 shares to the forward counterparty for total proceeds of $16.9 million. The Company will deliver the remaining 3,113,821 shares under the original contract to the forward counterparty by November 20, 2008.

Additionally, on July 31, 2008, the Company entered into an amendment (Loan Amendment) to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half-year term loan agreement with Citibank, N.A (see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the Loan Amendment, the maturity of half of the original $400 million long-term debt is extended to July 12, 2010. The remaining half of the original long-term debt will retain its original maturity of April 27, 2009.

Under the Loan Amendment, the amended half of the long-term debt will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the long-term debt will remain unchanged at 3-month LIBOR plus 0.50%.

The loan is otherwise unchanged.

In September 2008, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At September 30, 2008, the Company had 5 million common shares remaining under its current share repurchase authorization. During the nine months ended September 30, 2008, the Company repurchased an aggregate of 1,532,460 of its common shares pursuant to its repurchase program at a total cost of approximately $110 million, representing an average cost of $71.79 per share.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $676 million at September 30, 2008, compared to $655 million at December 31, 2007. Cash flows from operations for the nine months ended September 30, 2008 decreased to $891 million from $1,302 million in the same period in 2007. This decrease in cash flows from operations was mainly due to a change in asset allocation to sell approximately $428 million of trading securities in the first nine months of 2007, which were classified as operating cash flows. Following the adoption of SFAS 159 on January 1, 2008, purchases and sales of trading securities are classified as investing cash flows. Without the impact of trading securities, net cash provided by operating activities in the first nine months of 2007 was $874 million compared to $891 million for the same period in 2008 reflecting an increase in cash from the 11% increase in net investment income in 2008 compared to 2007.

The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments and other contractual commitments through the remainder of 2008 and 2009, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available or liquidate a portion of its high quality and liquid investment portfolio. As discussed under Investments above, the Company’s investments and cash totaled $11.5 billion at September 30, 2008, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $10.4 billion.

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

Credit Facilities

The Company’s credit facilities at September 30, 2008 have not changed significantly since December 31, 2007. See Credit Facilities in Item 7 of Part II of the Company’s 2007 Annual Report on Form 10-K.

Included in the total credit facilities available to the Company at September 30, 2008 is a $700 million five-year syndicated unsecured credit facility, which matures on September 30, 2010. Current credit market conditions are unlikely to materially impact the availability of committed credit under this facility, despite the challenges and turmoil faced by many financial institutions.

The credit facility is predominantly used for the issuance of letters of credit, although the Company does have access to a $350 million revolving line of credit under this facility. At September 30, 2008 and December 31, 2007, there were no borrowings under this revolving line of credit.

Off-Balance Sheet Arrangements

On July 31, 2008, the Company amended its existing forward sale agreement (see Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010.

The extension, with an affiliate of Citigroup Global Markets Inc. (the forward counterparty), allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the term of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement is subject to a minimum price per share of $59.37 and a maximum price per share of $84.47. The future sale price under the half of the contract that is not being extended is subject to a minimum price per share of $59.37 and a maximum price per share of $79.58.

See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information on the forward sale agreement.

Currency

See Results of Operations and Review of Net (Loss) Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months and nine months ended September 30, 2008 and 2007. In addition, changes in foreign exchange rates impact the Company’s currency translation adjustment account. See Item 3 of Part I below for a discussion of foreign currency risk.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

See Critical Accounting Policies and Estimates – Fair Value Measurements above and Notes 2, 3 and 4 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to four types of market related risk: interest rate risk, foreign currency risk, credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2007 Annual Report on Form 10-K. The following discussion of market risks at September 30, 2008 focuses only on material changes from December 31, 2007 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholders’ capital (capital funds). The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related reinsurance liabilities. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At September 30, 2008, the Company estimates that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximately 4.0% (or approximately $413 million) decrease in the fair value of investments exposed to interest rates, or approximately 3.5% and 10.1% decrease in the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of its reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Company’s Consolidated Balance Sheets.

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

The table below summarizes the Company’s gross and net exposure on its September 30, 2008 Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$2,888	$372	$550	$20	$28	$54	$3,912
Other net liabilities	(2,429)	(236)	(274)	(184)	(50)	(437)	(3,610)

Total foreign currency risk	459	136	276	(164)	(22)	(383)	302
Total net derivative amount	338	(84)	59	172	52	385	922

Net foreign currency exposure	$797	$52	$335	$8	$30	$2	$1,224

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the invested assets and other net liabilities on the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro and its subsidiaries, whose functional currencies are the euro or Canadian dollar, which the Company does not hedge, partially offset by net short or long exposures in certain currencies. The Company does not hedge the capital supporting its European and Canadian operations because it believes it is appropriate that both the international business risk and the capital supporting it should respond equally to fluctuations in currencies. As a result of the strengthening of the U.S. dollar at September 30, 2008, the currency translation adjustment account declined $92 million and $35 million for the three months and nine months ended September 30, 2008.

Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to the other currencies held by the Company would result in a $122 million change in the Company’s net assets, inclusive of the effect of the derivative hedges.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by performing internal credit analyses and emphasizing investment-grade credit quality in the fixed income securities it purchases. At September 30, 2008 and December 31, 2007, approximately 59% and 65%, respectively, of the Company’s fixed income investment portfolio was rated AAA (or equivalent rating). The decrease was the result of a change in asset allocation from U.S. government treasury securities to corporate bonds and mortgage/asset-backed securities given increased credit spreads. At September 30, 2008 and December 31, 2007, approximately 84% of the Company’s fixed income investment portfolio was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high-quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and for different alternative risk products;

•	credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company;

•	credit risk of lenders and derivative counterparties in the event of their insolvency or failure to satisfy their obligations;

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The credit risks that the Company is exposed to have not changed materially since December 31, 2007. See Credit Risk in Item 7A of Part II of the Company’s 2007 Annual Report on Form 10-K for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $858 million at September 30, 2008). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its publicly traded common stock portfolio of $607 million at September 30, 2008 has a beta versus the S&P 500 Index of approximately 0.9. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% movement in the S&P 500 Index would result in an approximately 9% (or approximately $55 million) increase or decrease in the market value of the Company’s publicly traded common stock portfolio, or an approximately 0.5% and 1.3% increase or decrease in the total invested assets and shareholders’ equity of the Company, respectively. This change does not take into account any potential mitigating impact from taxes or movements in the bond markets.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2008, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at September 30, 2008 have not changed significantly since December 31, 2007. See Note 15(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)(2)(3)	(d) Maximum number of shares that may yet be purchased under the program(2)
07/01/2008-07/31/2008	1,000,000	$70.24	1,000,000	2,938,040
08/01/2008-08/31/2008	—	—	—	2,938,040
09/01/2008-09/30/2008	—	—	—	5,000,000

Total	1,000,000	$70.24	1,000,000

(1)	The Company repurchased an aggregate of 1,000,000 of its common shares during the three months ended September 30, 2008 pursuant to its repurchase program.
(2)	In September 2008, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 5 million common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(3)	At September 30, 2008, approximately 4.4 million common shares are held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: November 7, 2008

By:	/S/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: November 7, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit
15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications