Form 10-K
period 2008-12-31
PARTNERRE LTD
filed 2009-02-27
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2008) was $3,724,983,154 based on the closing sales price of the Registrant’s common shares of $69.13 on that date.

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 23, 2009 was 56,496,364.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 22, 2009 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

PART I

ITEM 1.	BUSINESS

General

PartnerRe Ltd. (the Company or PartnerRe), incorporated in Bermuda in August 1993, is an international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, Partner Reinsurance Company Ltd. (Partner Reinsurance), Partner Reinsurance Europe Limited (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

In November 2005, the European Parliament adopted Directive 2005/68/EC, the European Union Reinsurance Directive (Reinsurance Directive). The Reinsurance Directive seeks to harmonize the supervision of reinsurance business within the European Union by creating a single regulated market. To ensure operational efficiency, the Company determined that it was in its best commercial interests to restructure its European operations to create a single operating platform in Europe and that the appropriate entity to operate as such single operating platform was its Irish reinsurance subsidiary, PartnerRe Europe. The reorganization occurred on January 1, 2008, at which time PartnerRe SA ceased its underwriting operations. As part of the reorganization, PartnerRe SA, its Canadian non-life branch and the Swiss branch of Partner Reinsurance transferred substantially all of their business, assets and liabilities to PartnerRe Europe. Following the reorganization, PartnerRe Europe is the principal reinsurance carrier for all of the Company’s business underwritten in France, Ireland and Switzerland and for the non-life business underwritten in Canada. Contemporaneously, the business, assets and liabilities of the Canadian life branch of PartnerRe SA were transferred to a new Canadian life branch of Partner Reinsurance.

While the restructuring of the European operations is expected to result in a more tax efficient corporate structure and a lower effective tax rate going forward, the Company incurred a non-recurring tax charge in the first quarter of 2008 of $46 million as a result of the asset transfers between the Company’s various subsidiaries and branches described above.

Business Strategy

The Company assumes and manages global insurance and capital markets risks. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for absolute certainty of claims payment with its shareholders’ need for an appropriate return on their capital. Operating Return on Equity (ROE) and growth in diluted book value per share are two of the principal metrics used by Management to measure the Company’s results. Consequently, the Company has set a goal of an average 13% operating ROE and a compound annual growth rate of 10% in diluted book value per share over a reinsurance cycle. Operating ROE is obtained by dividing operating earnings by common shareholders’ equity at the beginning of the year. Operating earnings is defined as net income available to common shareholders less after-tax net realized and unrealized investment gains or losses on investments, net after-tax interest in earnings or losses of equity investments, where the Company does not control the investee companies’ activities, and preferred share dividends. Diluted book value per share is calculated using common shareholders’ equity, defined as total shareholders’ equity less the aggregate liquidation value of the preferred shares, divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities).

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

Add value through underwriting and transactional excellence: Underwriting and transactional excellence is achieved in three principal ways: through the quality of the Company’s people, the structure they operate in, and the effectiveness of various processes and tools. Maintaining continuity and depth in the Company’s management, underwriting, actuarial and financial areas is critical to maintaining an independent view of risk, a core part of the strategy. Equally important, the Company believes, is organizing its operations around geography, lines of business, distribution or client characteristics, and providing and building the right infrastructure to continually improve its capabilities in all transactional areas: underwriting, financial reporting and controls, reserving, pricing and claims.

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

Reinsurance Operations

General

The Company provides reinsurance for its clients in approximately 150 countries around the world. Through its branches and subsidiaries, the Company provides reinsurance of non-life and life risks of ceding companies (primary insurers, cedants or reinsureds) on either a proportional or non-proportional basis through treaties or facultative reinsurance. The Company’s offices are located in Beijing, Bermuda, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Sao Paulo, Seoul, Singapore, Tokyo, Toronto and Zurich.

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

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The U.S. sub-segment includes property, casualty, motor, multiline, agriculture, surety and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor business generally originating outside of the United States. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life segment includes life, health and annuity lines of business. Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

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

Agriculture—The Company reinsures, primarily on a proportional basis, agricultural yield and price/revenue risks related to flood, drought, hail and disease related to crops, livestock and aquaculture.

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

For the year ended December 31, 2008, the Company had two brokers that individually accounted for 10% or more of its gross premiums written. The Aon Group (including the Benfield Group) accounted for approximately $939 million, or 23% of total gross premiums written, while Marsh & McLennan Companies (including Guy Carpenter) accounted for approximately $760 million, or 19% of total gross premiums written. The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the year ended December 31, 2008:

2008
Non-life
U.S.	71%
Global (Non-U.S.) P&C	30
Global (Non-U.S.) Specialty	25
Catastrophe	74
Life	18

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

The Company sets its appetite for assumed business risks such that it seeks to provide value to its clients and adequate risk-adjusted returns to its shareholders, but does not overexpose the Company to any one or series of related risks. Assumed business risks are mitigated to the extent the risk mitigation strategies provide a positive return on the Company’s investment.

The Company utilizes a multi-level risk management structure, whereby critical exposure limits, return requirement guidelines, capital at risk and key policies are established by the Executive Management and Board of Directors (Board), but day-to-day execution of risk assumption activities and related risk mitigation strategies are delegated to the business units. Reporting on risk management activities is integrated within the Company’s annual planning process, quarterly operations reports, periodic reports on exposures and large losses, and presentations to the Executive Management and Board. Individual business units employ, and are responsible for reporting on, operating risk management procedures and controls, while Group Internal Audit periodically tests these controls to ensure ongoing compliance. See Other Key Issues of Management—Risk Management in Item 7 of Part II of this report for a detailed discussion of the Company’s risk management.

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

The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. The Company holds collateral, including escrow funds, securities and letters of credit under certain retrocessional agreements. Provisions are made for amounts considered potentially uncollectible and reinsurance losses recoverable from retrocessionaires are reported after allowances for uncollectible amounts. At December 31, 2008, the Company had $154 million of reinsurance recoverables under such arrangements.

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

Reserves

General

Loss reserves represent estimates of amounts an insurer or reinsurer ultimately expects to pay in the future on claims incurred at a given time, based on facts and circumstances known at the time that the loss reserves are established. It is possible that the total future payments may exceed, or be less than, such estimates. The estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, frequency and other variable factors such as inflation. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Despite such adjustments, the ultimate future liability may exceed or be less than the revised estimates.

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

Changes in Reserves

The following table shows the development of net reserves for unpaid losses and loss expenses for the Company’s Non-life business. The table begins by showing the initial reported year-end gross and net reserves, including incurred but not reported (IBNR) reserves, recorded at the balance sheet date for each of the ten years presented. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to ten subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated. Reserves denominated in foreign currencies are revalued at each year-end’s foreign exchange rates.

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

Development of Loss and Loss Expense Reserves

(in thousands of U.S. dollars)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross liability for unpaid losses and loss expenses	$2,649,380	$2,616,556	$2,386,032	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666
Retroceded liability for unpaid losses and loss expenses	257,398	205,982	203,180	214,891	217,777	175,685	153,018	185,280	138,585	132,479	125,215

Net liability for unpaid losses and loss expenses	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451
Net liability re-estimated as of:
One year later	2,189,064	2,376,763	2,111,483	3,035,309	3,806,231	4,688,964	5,006,767	6,602,832	6,715,107	6,343,714
Two years later	2,010,885	2,205,861	2,302,284	3,310,898	3,975,926	4,301,161	5,044,922	6,618,112	6,165,297
Three years later	1,912,869	2,316,164	2,489,601	3,456,250	3,781,574	4,373,992	5,092,289	6,168,445
Four years later	1,948,521	2,448,562	2,611,045	3,326,527	3,894,500	4,494,182	4,845,644
Five years later	2,044,481	2,540,927	2,513,123	3,433,887	4,019,813	4,315,702
Six years later	2,103,952	2,461,178	2,617,775	3,528,665	3,918,380
Seven years later	2,036,754	2,553,570	2,691,267	3,445,844
Eight years later	2,123,245	2,626,386	2,624,838
Nine years later	2,185,049	2,570,201
Ten years later	2,135,626
Cumulative net redundancy (deficiency)	$256,356	$(159,627)	$(441,986)	$(655,107)	$(477,741)	$263,672	$767,967	$383,936	$566,903	$755,243
Cumulative amount of net liability paid through:
One year later	$537,682	$778,382	$615,276	$923,165	$1,126,882	$1,120,756	$1,250,534	$1,718,996	$1,473,964	$1,340,788
Two years later	815,231	1,060,797	960,288	1,391,301	1,713,953	1,573,312	1,821,773	2,482,695	2,116,025
Three years later	988,069	1,260,298	1,163,105	1,740,277	1,993,947	1,948,203	2,207,692	2,948,837
Four years later	1,089,279	1,373,693	1,354,886	1,924,833	2,248,980	2,219,506	2,511,446
Five years later	1,158,620	1,508,343	1,465,515	2,086,252	2,433,223	2,439,361
Six years later	1,239,898	1,580,951	1,566,719	2,215,412	2,580,225
Seven years later	1,291,049	1,652,891	1,643,075	2,314,918
Eight years later	1,343,849	1,702,895	1,695,249
Nine years later	1,390,425	1,756,579
Ten years later	1,427,649

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves provided above (in thousands of U.S. dollars):

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Reconciliation of gross reserves:
Gross liability re-estimated as of December 31, 2008	$2,379,306	$2,795,227	$2,865,707	$3,687,249	$4,143,799	$4,467,710	$4,964,316	$6,351,640	$6,282,788	$6,451,030
Re-estimated retroceded liability	243,680	225,026	240,869	241,405	225,419	152,008	118,672	183,195	117,491	107,316

Net liability re-estimated as of December 31, 2008	$2,135,626	$2,570,201	$2,624,838	$3,445,844	$3,918,380	$4,315,702	$4,845,644	$6,168,445	$6,165,297	$6,343,714

Cumulative gross redundancy (deficiency)	$270,074	$(178,671)	$(479,675)	$(681,621)	$(485,383)	$287,349	$802,313	$386,021	$587,997	$780,406

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being to the euro, British pound, Swiss franc, Canadian dollar and Japanese yen. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative redundancy (deficiency) in net reserves and in some years can be the principal component. The following table provides the amount of foreign exchange included in the cumulative net redundancy (deficiency) reported above as well as the net redundancy (deficiency) excluding the impact of foreign exchange movements on net reserves (in thousands of U.S. dollars):

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Cumulative net redundancy (deficiency)	$256,356	$(159,627)	$(441,986)	$(655,107)	$(477,741)	$263,672	$767,967	$383,936	$566,903	$755,243
Less: Cumulative net (redundancy) deficiency due to foreign exchange	(20,087)	(110,853)	(279,101)	(482,136)	(438,286)	(197,266)	126,988	(393,802)	(150,515)	337,307

Cumulative net redundancy (deficiency) excluding the impact of foreign exchange	$276,443	$(48,774)	$(162,885)	$(172,971)	$(39,455)	$460,938	$640,979	$777,738	$717,418	$417,936

Since 1998, movements in foreign exchange rates between accounting periods have typically resulted in significant variations in the loss reserves of the Company as the U.S dollar, the Company’s reporting currency, appreciated/depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves, with the intent of matching the foreign exchange movements on its assets and liabilities. See Quantitative and Qualitative Disclosures about Market Risk contained in Item 7A of Part II of this report for a discussion of the foreign currency risk of the Company’s assets and liabilities.

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

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Net liability for unpaid losses and loss expenses	$2,391,982	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957
Net liability re-estimated as of:
One year later	2,360,763	2,410,462	2,174,981	2,846,855	3,496,102	4,440,338	5,382,101	6,300,633	6,318,157	6,681,021
Two years later	2,174,414	2,359,852	2,240,526	2,921,908	3,513,647	4,298,493	5,232,707	6,023,025	6,014,782
Three years later	2,112,196	2,384,937	2,283,941	2,956,308	3,483,720	4,223,937	5,076,765	5,774,643
Four years later	2,083,108	2,400,881	2,322,084	2,964,307	3,491,033	4,178,131	4,972,632
Five years later	2,079,706	2,422,798	2,331,252	2,982,347	3,498,703	4,118,436
Six years later	2,079,261	2,431,416	2,362,941	2,979,426	3,480,094
Seven years later	2,088,745	2,462,104	2,353,910	2,963,708
Eight years later	2,121,025	2,460,794	2,345,737
Nine years later	2,115,811	2,459,348
Ten years later	2,115,539

Cumulative net redundancy (deficiency)	$276,443	$(48,774)	$(162,885)	$(172,971)	$(39,455)	$460,938	$640,979	$777,738	$717,418	$417,936

The following table summarizes the net incurred losses for the year ended December 31, 2008 relating to the current and prior accident years by sub-segment for the Company’s Non-life operations (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment
Net incurred losses related to:
Current year	$904	$620	$803	$222	$2,549
Prior years’ net favorable development	(92)	(166)	(82)	(78)	(418)

Total net incurred losses	$812	$454	$721	$144	$2,131

The net favorable loss development on prior accident years of $418 million for the year ended December 31, 2008 resulted from a reassessment of the Company’s total Non-life reserves of approximately $425 million, predominately due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. This impact was partially offset by approximately $7 million related to change in exposure due to upward premium adjustments during the year ended December 31, 2008.

See Management’s Discussion and Analysis of Financial Condition and Results of Operation for discussion of net prior year reserve development by sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year reserve development by reserving lines for the Company’s Non-life and Life operations.

Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2008 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information regarding the Company’s exposure to claims arising from the current financial crisis, as well as asbestos and environmental exposures.

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

The Company’s investment strategy is largely consistent with previous years. To ensure that the Company will have sufficient assets to pay its clients’ claims, the Company’s investment philosophy distinguishes between those assets that are matched against existing liabilities (liability funds) and those that represent shareholders’ equity (capital funds). Liability funds are invested in high-quality fixed income securities. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in preferred and common stocks, private bond and equity investments, investment-grade and below-investment-grade securities and other asset classes that offer potentially higher returns.

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

In order to manage the risks of the investment portfolio, several controls are in place. First, the overall duration (interest rate risk) of the portfolio is managed relative to the duration of the net reinsurance liabilities, defined as reinsurance liabilities net of all reinsurance assets, so that the economic value of changes in interest rates have offsetting effects on the Company’s assets and liabilities. To ensure diversification and avoid aggregation of risks, limits on assets types, economic sector exposure, industry exposure, and individual security exposure are placed on the investment portfolio. These exposures are monitored on an ongoing basis and reported at least quarterly to the Risk Management and Finance Committee of the Board.

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

Employees

The Company had 995 employees at December 31, 2008. The Company may increase its staff over time commensurate with the expansion of operations. The Company believes that its relations with its employees are good.

Regulation

The business of reinsurance is now regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, PartnerRe Ltd. is not subject to Bermuda insurance regulations, but its various operating subsidiaries are subject to regulation as follows.

Bermuda

In July 2008, the Bermuda insurance supervisory framework underwent major revision with the passage of the Insurance Amendment Act 2008. This Amendment Act established new risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers. Prior to the passage of this Amendment Act, insurers in Bermuda were subject to regulation under The Insurance Act 1978 of Bermuda and related regulations, as amended. Both Acts (together referenced below as “The Insurance Acts”) are now in operation and regulate the insurance business of our Bermuda operating subsidiary, Partner Reinsurance. The Insurance Acts make no distinction between insurance and reinsurance business and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the BMA) under the Insurance Acts. The continued registration of an approved insurer is subject to the insurer’s ongoing compliance with the terms of its registration and such other conditions as the BMA may impose from time to time. Material aspects of the Bermuda insurance regulatory framework are set forth below:

Under the new regulatory framework, the BMA promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 (the Order) which, inter alia, mandates that a Class 4 insurer’s Enhanced Capital Requirement (ECR) be calculated by either (a) the model set out in Schedule 1 to the Order, or (b) an internal capital model which the BMA has approved for use for this purpose. Partner Reinsurance uses the BMA model in calculating its solvency requirements. More information on the ECR and the new risk-based regulatory capital adequacy and solvency margin regime can be found in the section below entitled “Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions”.

Classification of Insurers: The Insurance Acts distinguish between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Partner Reinsurance, which is licensed to carry on both long-term and general business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Acts.

Principal Representative: An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Partner Reinsurance’s Chief Executive Officer has been appointed by the Board of Directors, with the approval of the BMA, as the principal representative for Partner Reinsurance.

Independent Approved Auditor: Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the BMA.

Loss Reserve Specialist: As a registered Class 4 insurer, Partner Reinsurance is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements: An insurer must prepare annual statutory financial statements. The Insurance Acts prescribes rules for the preparation and substance of these statutory financial statements and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under The Companies Act 1981 of Bermuda (the Companies Act). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The most significant aspect of the amended regulations in relation to the statutory balance sheet of Class 4 insurers is the reporting obligation to detail, on a line-by-line basis, specific asset and liability classes, as well as the requirement to identify and distinguish between what is or is not attributable to affiliates of the Class 4 insurer.

With effect from December 31, 2008, Class 4 insurers are also required to file with the BMA audited annual financial statements prepared in accordance with U.S. GAAP, International Financial Reporting Standards (IFRS) or such other GAAP as the BMA may recognize. These audited financials will be made public by the BMA.

Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions: The new risk-based regulatory capital adequacy and solvency margin regime provides a risk-based capital model (termed the Bermuda Solvency Capital Requirement (BSCR)) as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of catastrophe risk exposure.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA requires that insurers operate at or above a threshold capital level (termed the Target Capital Level (TCL)), which exceeds the BSCR or approved internal model minimum amounts.

The new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Partner Reinsurance must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:

•	$100,000,000;

•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written); or

•	15% of net loss and loss expense provisions and other general business insurance reserves.

Under the Insurance Acts, Class 4 insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. In addition, Class 4 insurers must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.

Furthermore, under the Companies Act, Partner Reinsurance may only declare and pay a dividend from retained earnings, and a dividend or distribution from contributed surplus if Partner Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio: An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

Supervision, Investigation and Intervention: If it appears to the BMA that there is a risk of an insurer becoming insolvent, or is in breach of the Insurance Acts or any conditions imposed upon its registration, the BMA may, among other things, direct that insurer not to effect further contracts of insurance, or any contract of insurance of a specified description, not to make any investment of a specified class, not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit and to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit.

Pursuant to a reorganization of the Company, on January 1, 2008, the Swiss branch of Partner Reinsurance transferred substantially all of its reinsurance business, assets and liabilities to the Swiss branch of PartnerRe Europe, which continued to write substantially all of the transferred business. Foreign insurance entities that are effecting or carrying on exclusively reinsurance business in Switzerland are exempt from insurance and reinsurance supervision, provided such entities are not acting for that purpose through a Swiss subsidiary. The operations of the Swiss branch of Partner Reinsurance were exempt from insurance and reinsurance supervision in Switzerland, although they were subject to Bermuda regulations. As of January 1, 2008, the Swiss branch of Partner Reinsurance ceased its underwriting operations.

Partner Reinsurance has branches in Canada, Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations. In addition to Bermuda regulations, the Canadian branch is subject to regulation by The Office of the Superintendent of Financial Institutions, Canada, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong and the Labuan branch is subject to regulation by the Labuan Offshore Financial Services Authority, Malaysia. For a further discussion of the regulations pertaining to the Canadian branch see below.

Ireland

PartnerRe Holdings Europe Limited is a holding company for PartnerRe Europe and PartnerRe Ireland Insurance Limited (PartnerRe Ireland Insurance). As a holding company, PartnerRe Holdings Europe Limited is not subject to regulation by the Financial Regulator, Ireland (Financial Regulator).

PartnerRe Ireland Insurance is a non-life insurance company incorporated under the laws of Ireland. It is subject to the regulation and supervision of the Financial Regulator pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business made under those Acts or under the European Communities Act, 1972 and the Central Bank Acts, 1942 to 1998 and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 (together, the Insurance Acts and Regulations). PartnerRe Ireland Insurance was authorized in April 2005 to undertake the business of non-life insurance in various classes of business. PartnerRe Ireland Insurance is required to maintain technical reserves as provided for in the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover PartnerRe Ireland Insurance’s calculated underwriting liabilities. In addition to filing various statutory returns with the Financial Regulator, PartnerRe Ireland Insurance is obligated to prepare annual accounts in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the Insurance Accounts Regulations) as amended. The accounts must be filed with the Financial Regulator and with the Registrar of Companies in Ireland. Additionally, PartnerRe Ireland Insurance is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities.

PartnerRe Europe is a reinsurance company incorporated under the laws of Ireland. Legislation transposing the Reinsurance Directive was signed into Irish law on July 15, 2006 as the European Communities (Reinsurance) Regulations 2006 (the Regulations). Under the Regulations, all Irish reinsurers established before December 10, 2005 are deemed to be authorized under the Regulations, subject to complying with certain requirements not later than December 10, 2007. PartnerRe Europe has fully complied with the requirements set out in the Regulations and has received formal recognition from the Financial Regulator that it is duly authorized as a reinsurance undertaking to carry on reinsurance business in accordance with the Regulations. These requirements include, but are not limited to, the establishment of technical provisions and reserves, investment of assets, maintaining an appropriate solvency margin and maintenance of a guarantee fund. Effective January 1, 2008, the Company underwent a restructuring of its European operations and PartnerRe Europe became the single operating platform in Europe. Pursuant to this reorganization, PartnerRe SA transferred all of its reinsurance business, assets and liabilities to the French branch of PartnerRe Europe and ceased its underwriting operations. PartnerRe Europe has established branches in France, Switzerland and Canada and a representative office in Brazil. PartnerRe Europe and the Swiss, Canadian and French branches are subject to Irish insurance supervision regulations. The Canadian branch is also subject to regulation in Canada. For a further discussion of the regulations pertaining to the Canadian branch see below.

Pursuant to Irish company law, PartnerRe Europe is restricted to declaring dividends only out of “profits available for distribution”. Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized.

United States

PartnerRe U.S. Corporation is a Delaware domiciled holding company for its wholly owned reinsurance subsidiaries, PartnerRe U.S. and PartnerRe Insurance Company of New York (PRNY) (PartnerRe U.S. and PRNY together being the PartnerRe U.S. Insurance Companies). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary state, New York, and all states where they are licensed, accredited or approved to underwrite reinsurance. Currently, the PartnerRe U.S. Insurance Companies are licensed, accredited or approved reinsurers in fifty states and the District of Columbia. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with their state domiciliary regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for assets, reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders of the PartnerRe U.S. Insurance Companies.

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

State laws also require prior notice and/or regulatory approval of changes in control of an insurer or its holding company and of certain inter-company transfers of assets, payments of dividends and certain other transactions among affiliates, as well as any material changes within the holding company structure. The insurance laws of the state of domicile of the PartnerRe U.S. Insurance Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state’s chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe Ltd. (the ultimate parent company of the PartnerRe U.S. Insurance Companies) could become subject to such change of control regulations and would be required to file certain notices and reports with the Superintendent of the New York Insurance Department prior to such acquisition.

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

The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the NAIC in December 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC

Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. The Company Action Level is triggered if an insurer’s Total Adjusted Capital is less than 200% of its Authorized Control Level RBC (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The Regulatory Action Level is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The Authorized Control Level is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level, the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The Mandatory Control Level is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level, the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2008, the Total Adjusted Capital of the PartnerRe U.S. Insurance Companies exceeded applicable RBC levels.

Canada

Prior to January 1, 2008, the Company’s Canadian operations were carried out through a branch of PartnerRe SA. This branch held a composite insurance license to write both life and non-life reinsurance business.

Pursuant to the reorganization of the Company on January 1, 2008, PartnerRe SA transferred substantially all of the business, assets and liabilities of its Canadian non-life branch to the new Canadian non-life branch of PartnerRe Europe, and the business, assets and liabilities of PartnerRe SA’s Canadian life branch were transferred to the new life branch of Partner Reinsurance. The Canadian branch of Partner Re Europe holds an insurance license to write non-life reinsurance business in Canada and the Canadian branch of Partner Reinsurance holds an insurance license to write life business in Canada. Each Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in their respective license and is limited to the business of reinsurance. Each Canadian branch is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Act) applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Act. The Canadian branch of Partner Reinsurance is also licensed in the Province of Ontario to write life reinsurance business. The Canadian branch of PartnerRe Europe is licensed in the Province of Ontario to write non-life reinsurance business. Both Partner Reinsurance and PartnerRe Europe maintain sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow its branch to meet statutory solvency requirements as defined by the regulations. Statutory information required by federal and provincial insurance regulators for both property and casualty and life business includes (1) a yearly business plan, (2) quarterly and year-end returns including general information, financial statements, statutory compliance reports and various investment, technical and other information, (3) an auditor’s report, and (4) an opinion of an appointed actuary.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, Partner Reinsurance, PartnerRe Europe and the PartnerRe U.S. Companies is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Brazil, Canada, Chile, France, Hong Kong, Ireland, Japan, Mexico, Singapore, Switzerland and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

The Company and Partner Reinsurance have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or Partner Reinsurance or to any of their operations or the shares, debentures or other obligations of the Company or Partner Reinsurance until 2016. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and Partner Reinsurance are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to Partner Reinsurance.

Switzerland

The Swiss branch of PartnerRe Europe is subject to Swiss taxation, mainly on profits and capital. To the extent that net profits are generated, profits are taxed at a rate of approximately 21%. The branch pays capital taxes at a rate of approximately 0.17% on its imputed branch capital calculated according to a procured taxation ruling. See also the discussion of taxation in Ireland below.

France

The French branch of PartnerRe Europe is conducting business in, and is subject to taxation in France. The current statutory rate of tax on corporate profits in France is 34.43%. See also the discussion of taxation in Ireland below.

Canada

The Canadian non-life branch of PartnerRe Europe and the Canadian life branch of Partner Reinsurance are subject to Canadian taxation on their profits. The profits are taxed at the federal level as well as the Ontario provincial level at a total rate that was 33.50% in 2008. Canada has enacted a phased-in decrease in its Federal income tax rate; combined with the Ontario provincial rate, the total rate will be 33% in 2009, 32% in 2010, 30.50% in 2011 and 29% in 2012. See also the discussion of taxation in Ireland below.

Ireland

The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits of a foreign trade or business are taxable at the rate of 25%. Following the Company’s reorganization on January 1, 2008, the Swiss and French branches and Canadian non-life branch of PartnerRe Europe are subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, France and Canada can be credited or deducted against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, French and Canadian non-life branches.

United States

PartnerRe U.S. Corporation and its subsidiaries (collectively the PartnerRe U.S. Companies) transact business in and are subject to taxation in the United States. The Company believes that it and its subsidiaries, other than the PartnerRe U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company, Partner Reinsurance or PartnerRe Europe are engaged in a trade or business in the United States. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

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

Introduction

Current and potential shareholders of the Company should be aware that, as with any publicly traded company, investing in our common shares carries risk. Managing risk effectively is paramount to our success, and our organization is built around intelligent risk assumptions and careful risk management, as evidenced by our development of the PartnerRe Risk Management Framework, which provides an integrated approach to risk across the entire organization. We have identified what we believe reflect key significant risks to the organization, and in turn the shareholders. These risks should be read in conjunction with other Risk Factors described in more detail below under the heading Risk Factors.

First, in order to achieve our targeted growth in book value per share of 10% a year, we believe we must be able to generate approximately 13% operating ROE. Our ability to do that over a reinsurance cycle is dependent on our individual performance, but also on industry factors that impact the level of competition and the level of cost. The level of competition is determined by supply and demand of capacity. Demand is determined by client buying behavior, which varies based on the client’s perception of the amount and volatility of risk, its financial capacity to bear it and the cost of risk transfer. Supply is determined by the existing reinsurance companies’ level of financial strength and the introduction of capacity from new start-ups or capital markets. Significant new capacity or significant reduction in demand will depress industry profitability until the supply/demand balance is redressed. Extended periods of imbalance could depress industry profitability to a point where we would fail to meet out targets.

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

Each of these risks can accumulate to the point that they exceed a year’s worth of earnings and affect the capital base of the Company (for further information about these risks see Other Key Issues of Management—Risk Management in Item 7 of Part II of this report).

We rely on our internal risk processes, models and systems to manage these risks at the nominal exposure levels approved by the Company’s Board. However, because these models and processes may fail, we also impose limits on our exposure to these risks.

In addition to these enumerated risks, we face numerous other strategic and operational risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

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

The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Berkshire Hathaway’s General Re, Everest Re Group Ltd, Hannover Re, Lloyds, Munich Re, Platinum Underwriters, Swiss Re and reinsurance operations of certain primary insurance companies, such as ACE Limited, Arch Capital and Axis Capital. Competition in the types of reinsurance that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing, terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and experience in the lines of reinsurance to be written. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers would become more intense and we could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins.

The current state of the economy and capital markets increases the possibility of adverse effects on our financial position and results of operations. Further economic downturns could impair our investment portfolio and affect the primary insurance market, which could, in turn, harm our operating results and reduce our volume of new business.

During 2008, the capital markets in the United States and abroad experienced a severe economic downturn and many economies are in recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the debt capital markets. The longer this economic downturn persists, the greater the probability that these risks could have an adverse effect on our financial results. This may be evidenced in several ways, including but not limited to a potential reduction in our premium income, financial losses in our investment portfolio and decreases in revenue and net income.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our underwriting activities and negatively impact our operating results. In addition, our cedants and other counterparties may be affected by such developments in the financial markets, which could adversely affect their ability to meet their obligations to us.

Political, regulatory, governmental and industry initiatives could adversely affect our business.

Our reinsurance operations are subject to extensive laws and regulations that are administered and enforced by a number of different governmental and non-governmental self-regulatory authorities in each of their respective jurisdictions. As a result of the current financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory authority in new and more robust ways. It is not possible to predict the future impact of these types of changes but if they did occur they could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which, in turn, could affect our results of operations, financial condition and liquidity. Our main subsidiaries’ regulatory environments are described in detail under the heading Regulation. Regulations relating to each of our main subsidiaries may in effect restrict each of those subsidiaries’ ability to write new business, to make certain investments and to distribute funds or assets to us.

Recent government intervention and the possibility of future government intervention has created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of others, including shareholders of reinsurers. In light of the current financial crisis, we believe it is likely there will be increased regulation of, and other forms of government participation in, our industry in the future, which could adversely affect our business by, among other things:

•	Providing reinsurance capacity in markets and to clients that we target or requiring our participation in industry pools and guaranty associations;

•	Expanding the scope of coverage under existing policies;

•	Regulating the terms of reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

Such a federal initiative was put forward in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, and consequently the Terrorism Risk Insurance Act of 2002 (TRIA) was enacted to ensure the availability of commercial insurance coverage for certain types of terrorist acts in the U.S. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) was enacted, which further renewed TRIA for another 7 years ending December 31, 2014.

Such a state initiative was put forward by the Florida Legislature in response to the tightening of supply in certain insurance and reinsurance markets in Florida resulting from, among other things, hurricane damage in Florida, which enacted the Hurricane Preparedness and Insurance Act to ensure the availability of catastrophe insurance coverage for catastrophes in the state of Florida.

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

Third party rating agencies assess and rate the claims paying ability and financial strength of insurers and reinsurers, such as the Company’s subsidiaries. These ratings are based upon criteria established by the rating agencies and have become an important factor in establishing our competitive position in the market. They are not an evaluation directed to investors in our common shares, preferred shares or debt securities, and are not a recommendation to buy, sell or hold our common shares, preferred shares or debt securities. Rating agencies may downgrade or withdraw their ratings at their sole discretion.

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

We may suffer losses due to defaults by others, including issuers of investment securities, reinsurance and derivative counterparties.

Issuers or borrowers whose securities we hold, reinsurers, clearing agents, clearing houses and other financial intermediaries may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, fraud or other reasons. Our investment portfolio may include investment securities in the financial services sector that have recently experienced defaults. All or any of these types of default could have a material adverse effect on our results of operations, financial condition and liquidity.

The exposure of our investments to interest rate, credit and market risks may limit our net investment income and net income and may affect the adequacy of our capital.

We invest the net premiums we receive until such time as we pay out losses. Investment results comprise a substantial portion of our income. For the year ended December 31, 2008, we had net investment income of $573 million, which represented approximately 14% of total revenues. In addition, we recorded realized ($236 million) and unrealized ($295 million) losses on investments during 2008, reflecting the current financial crisis, and we record all unrealized losses through net income. While our Management has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies of major economies, including the U.S., inflation, economic and political conditions and other factors outside our control. Changes in interest rates can negatively affect us in two ways. In a declining interest rate environment, we will be required to invest our funds at lower rates, which would have a negative impact on investment income. In a rising interest rate environment, the market value of our fixed income portfolio may decline.

Our fixed income portfolio is primarily invested in high quality, investment grade securities. However, we invest a smaller portion of the portfolio in securities that are below investment grade, including high yield fixed income investments, bank loans, and convertible fixed income investments. These securities pay a higher rate of interest and have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions.

We invest a portion of our portfolio in preferred and common stocks or equity-like securities. The value of these assets fluctuates with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income and capital.

We use the term equity-like investments to describe our investments that have market risk characteristics similar to equities and are not investment grade fixed income securities. This category includes bank loans, high yield fixed income investments, private equity investments and derivative exposure assumed. Fluctuations in the fair value of our equity-like investments may reduce our income in any period or year or cause a reduction in our capital.

Since we rely on a few reinsurance brokers for a large percentage of our business, loss of business provided by these brokers could reduce our premium volume and net income.

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2008, approximately 71% of our gross premiums were produced through brokers. In 2008, we had two brokers that accounted for 42% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers would reduce our premium volume and net income.

We are exposed to credit risk relating to our reinsurance brokers and cedants.

In accordance with industry practice, we may pay amounts owed under our policies to brokers, and they in turn pay these amounts to the ceding insurer. In some jurisdictions, if the broker fails to make such an onward payment, we might remain liable to the ceding insurer for the deficiency. Conversely, the ceding insurer may pay premiums to the broker, for onward payment to us in respect of reinsurance policies issued by us. In certain jurisdictions, these premiums are considered to have been paid to us at the time that payment is made to the broker, and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. We may not be able to collect all premiums receivable due from any particular broker at any given time. We also assume credit risk by writing business on a funds withheld basis. Under such arrangements, the cedant retains the premium they would otherwise pay to us to cover future loss payments.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, the frequency and severity of catastrophic events, and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Financial markets in the U.S. and elsewhere have experienced extreme volatility and disruption in recent times, resulting in part from financial stresses affecting the liquidity of the banking system. Continued disruption in the financial markets may limit our ability to access capital required to operate our business and we may be forced to delay raising capital or bear a higher cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

If actual losses exceed our estimated loss reserves, our net income and capital position will be reduced.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that we write. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect our expectation of the costs of the ultimate settlement and administration of claims. Losses for casualty and liability lines often take a long time to be reported, and frequently can be impacted by lengthy, unpredictable litigation and by the inflation of loss costs over time. As a consequence, actual losses and loss expenses paid may deviate substantially from the reserve estimates reflected in our financial statements.

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

The volatility of the business that we underwrite may result in volatility of our earnings.

Catastrophe reinsurance comprises approximately 10% of our net premiums written and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

Notwithstanding our endeavors to manage our exposure to catastrophic and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones, or changes in the relative frequency or severity of catastrophic or other large loss events, could reduce our earnings and limit the funds available to make payments on future claims. The effect of an increase in frequency of mid-size losses in any one reporting period affecting one or more geographic zones, such as an unusual level of hurricane activity, could also reduce our earnings. Should we incur more than one very large catastrophe loss, our ability to write future business may be adversely impacted if we are unable to replenish our capital.

By way of illustration, during the past five calendar years, we have incurred the following pre-tax large catastrophe losses, net of reinstatement premiums (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophe losses
2008	$305
2007	50
2006	—
2005	900
2004	176

The loss incurred in 2007 was as the result of one large catastrophe event, whereas the losses in 2008, 2005 and 2004 were incurred as the result of multiple large catastrophe events. We believe, and recent scientific studies have indicated, that the frequency of Atlantic basin hurricanes has increased and may change further in the future relative to the historical experience over the past 100 years. We monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies.

We could face unanticipated losses from man-made catastrophic events and these or other unanticipated losses could impair our financial condition, reduce our profitability and decrease the market price of our shares.

We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of terrorism, acts of war and political instability, or from other perils. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverage we write, we may continue to have exposure to such unforeseen or unpredictable events. This may be because, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us.

It is also difficult to predict the timing of such events with statistical certainty, or estimate the amount of loss any given occurrence will generate. Under U.S. GAAP, we are not permitted to establish reserves for potential losses associated with man-made or other catastrophic events until an event that may give rise to such losses occurs. If such an event were to occur, our reported income would decrease in the affected period. In particular, unforeseen large losses could reduce our profitability or impair our financial condition.

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

If any one of the financial institutions that we use in our operations, including those that participate in our credit facilities, fails or is otherwise unable to meet their commitments, we could incur substantial losses and reduced liquidity.

We maintain cash balances significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various depository institutions. We also have funding commitments from a number of banks and financial institutions that participate in our credit facilities. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Credit Facilities. Access to funds under these existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding requirements. Those banks may not be able to meet their funding requirements if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market. There have also been recent consolidations in the banking industry which could lead to increased reliance on and exposure to a limited number of institutions. If we cannot obtain adequate financing or sources of credit on favorable terms, or at all, our business, operating results and financial condition could be adversely impacted.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Developments in accounting practices, for example a convergence of U.S. GAAP with International Financial Reporting Standards (IFRS), may require considerable additional expense to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted, but may affect the results of our operations, including among other things the calculation of net income.

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

Unanticipated developments in the law, as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance, reinsurance and other contracts. These developments and changes may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation.

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

PartnerRe U.S. Corporation and its subsidiaries conduct business in the United States, and are subject to U.S. corporate income taxes.

If proposed legislation previously introduced in both Houses of Congress is reintroduced and passed, our individual U.S. shareholders may no longer qualify for current capital gains rates on our dividends.

Currently, our individual U.S. shareholders are taxed on dividends at advantageous capital gains rates rather than ordinary income tax rates. Proposed legislation has been introduced in both Houses of Congress that would exclude shareholders of a foreign corporation from this advantageous capital gains rate treatment unless either (i) the corporation is organized or created in a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S., and the corporation is organized or created in a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would not satisfy either of these tests and, accordingly, if this legislation is reproposed and becomes law, individual U.S. shareholders would no longer qualify for the advantageous capital gains rates on our dividends. It is not possible to predict whether similar legislation might be reintroduced and enacted in the future.

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

If proposed U.S. legislation is passed, our U.S. reinsurance subsidiary may be subject to higher U.S. taxation and our net income would decrease.

Currently, our U.S. reinsurance subsidiary retrocedes a portion of its U.S. reinsurance business to our Bermuda reinsurance subsidiary. Under current tax law, a portion of the net income from these retrocessions is taxable in the U.S. Proposed legislation has been introduced by the House Ways and Means Committee that could increase the U.S. tax on this business and our net income would decrease. It is not possible to predict whether this or similar legislation may be enacted in the future.

We are a holding company, and if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations.

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of operating expenses, interest payments related to our long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to our long-term debt, and the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. There are currently no significant restrictions on the payment of dividends by Partner Reinsurance. However, PartnerRe Europe is currently restricted from paying dividends under Irish company law given it has negative retained earnings due to transactions undertaken as part of the European reorganization on January 1, 2008 and PartnerRe U.S. is currently restricted from paying dividends under New York law given it has negative earned surplus.

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

In addition to and irrespective of jurisdictional issues, Bermuda courts will not enforce a United States Federal securities law that is either penal or contrary to public policy. An action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity will not be entered by a Bermuda court. Certain remedies available under the laws of United States jurisdictions, including certain remedies under United States Federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim can be brought in Bermuda against us or our directors and officers in the first instance for violation of United States Federal securities laws because these laws have no extra jurisdictional effect under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates.

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

The Company leases office space in Bermuda where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, including Beijing, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Paris, Santiago, Sao Paulo, Seoul, Singapore, Tokyo, Toronto and Zurich.

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

As of December 31, 2008, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange:

Common shares	PRE
6.75% Series C cumulative preferred shares	PRE-PrC
6.5% Series D cumulative preferred shares	PRE-PrD

As of February 23, 2009, the approximate number of common shareholders was 52,500.

The following table provides information about purchases by the Company during the quarter ended December 31, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)
10/01/2008-10/31/2008	—	—	—	5,000,000
11/01/2008-11/30/2008	—	—	—	5,000,000
12/01/2008-12/31/2008	—	—	—	5,000,000

Total	—	—	—

(1)	In September 2008, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 5 million common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At December 31, 2008, approximately 1.3 million common shares are held in treasury and available for reissuance.

Other information with respect to the Company’s common shares and related stockholder matters is contained in Notes 10, 11, 14, 15 and 20 to Consolidated Financial Statements in Item 8 of Part II of this report; and in the Proxy Statement and is incorporated by reference to this item.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

(Expressed in millions of U.S. dollars or shares, except per share data)

The following Selected Consolidated Financial Data is prepared in accordance with accounting principles generally accepted in the United States. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements.

	For the years ended December 31,
Statement of Operations Data	2008	2007	2006	2005	2004
Gross premiums written	$4,028	$3,810	$3,734	$3,665	$3,888
Net premiums written	3,989	3,757	3,689	3,616	3,853
Net premiums earned	$3,928	$3,777	$3,667	$3,599	$3,734
Net investment income	573	523	449	365	298
Net realized and unrealized investment (losses) gains	(531)	(72)	47	207	117
Other income (loss)	10	(17)	24	35	17

Total revenues	3,980	4,211	4,187	4,206	4,166
Losses and loss expenses and life policy benefits	2,609	2,082	2,111	3,087	2,476
Total expenses	3,918	3,328	3,355	4,244	3,673

Income (loss) before taxes and interest in (losses) earnings of equity investments	62	883	832	(38)	493
Income tax expense	10	82	95	23	7
Interest in (losses) earnings of equity investments	(5)	(83)	12	10	6

Net income (loss)	$47	$718	$749	$(51)	$492

Basic net income (loss) per common share	$0.22	$12.18	$12.58	$(1.56)	$8.80
Diluted net income (loss) per common share	$0.22	$11.87	$12.37	$(1.56)	$8.71
Dividends declared and paid per common share	$1.84	$1.72	$1.60	$1.52	$1.36
Weighted average number of common and common share equivalents outstanding	55.6	57.6	57.8	55.0	54.0

Non-life Ratios
Loss ratio	63.9%	50.8%	54.8%	87.3%	65.6%
Acquisition ratio	23.3	22.9	23.1	23.0	23.0
Other operating expense ratio	6.9	6.7	6.5	6.0	6.0

Combined ratio	94.1%	80.4%	84.4%	116.3%	94.6%

	At December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
Total investments and cash	$11,724	$11,572	$10,679	$9,579	$8,398
Total assets	16,279	16,149	15,034	13,783	12,717
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	8,943	8,773	8,301	7,962	7,044
Long-term debt	200	620	620	620	220
Debt related to senior notes	250	—	—	—	—
Debt related to capital efficient notes	258	258	258	—	—
Debt related to trust preferred securities	—	—	—	206	206
Total shareholders’ equity	4,199	4,322	3,786	3,093	3,352
Diluted book value per common and common share equivalents outstanding	$63.95	$67.96	$56.07	$44.57	$50.99
Number of common shares outstanding, net of treasury shares	56.5	54.3	57.1	56.7	54.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks. Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy.

The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed. All risks are managed by the Company within an integrated framework of policies and processes that ensure the intelligent and consistent evaluation and valuation of risk, and ultimately provide an appropriate return to shareholders.

The Company’s economic objective is to manage a portfolio of risks that will generate compound annual diluted book value per share growth of 10 percent and an average operating return on beginning shareholders’ equity of 13 percent over a reinsurance cycle.

In its reinsurance portfolio, the Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its risk management strategy and its financial strength. In assuming its clients’ risks, the Company removes the volatility associated with those risks from the clients’ financial statements, and then manages those risks and the risk-related volatility. Through its broad product and geographic diversification, its excellent execution capabilities and its local presence in most major markets, the Company is able to stabilize returns, respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.

Similarly, for the Company’s capital markets risks, which include both public and private market investments, diversification of risks is critical to achieving the risk and return objectives of the Company. The Company’s investment policy distinguishes between liquid, high quality assets that support the Company’s liabilities, and the more diversified, higher risk asset classes that make up the Company’s capital funds. While there will be years where capital markets risks achieve less than the risk-free rate of return, or potentially even negative results, the Company believes the rewards for assuming these risks in a disciplined and measured way will produce a positive excess return to the Company over time. Additionally, since capital markets risks are not fully correlated with the Company’s reinsurance risks, this increases the overall diversification of the Company’s total risk portfolio.

The reinsurance markets have historically been highly cyclical in nature. The cycle is driven by competition, the amount of capital and capacity in the industry, loss events and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product, asset and geographic diversification of risks, assuming a moderately greater degree of risk than the market average, actively managing its capital across its portfolio and over the duration of the cycle, adding value through underwriting and transactional excellence and achieving superior returns on invested assets in the context of a disciplined risk framework.

The Company generates its reinsurance revenue from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply of capital in the industry and demand for reinsurance and other risk transfer products. The reinsurance business is also influenced by several other factors, including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions.

Throughout the late 1990s, the industry’s operating profitability and cash flows declined as a result of declining prices, a deterioration in terms and conditions and increasing loss costs. These negative trends were, however, offset by high investment returns that led to continued growth in capital. Between 2001 and 2004, premium rates increased, driven by large loss events and there were steep declines in interest rates and equity values, adding to the pressure for improvements in pricing and underwriting terms. These began to reverse in late 2003 and continued into 2004, when the Company began to see a flattening in the rate of improvement in the terms and conditions of the most profitable lines, and a slower rate of improvement in those lines that had not yet reached their peak in terms of profitability. During 2005, pricing was generally flat to down, except for wind-exposed lines, with 2005 being the worst year in the history of the industry in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever, two other significant Atlantic hurricanes, Rita and Wilma, as well as a significant windstorm and a flood in Europe. Consequently, the Company observed in 2006 strong pricing increases in the lines and geographies that were affected by the large 2005 catastrophic loss events. Pricing in other lines was generally stable. In 2007, pricing remained strong for U.S. wind-exposed lines, while all other lines saw pricing declines.

In 2008, pricing declined in most major markets and most lines of business. There was a continuation of the trend toward increasing risk retention by cedants, and restructuring proportional coverages to non-proportional treaties, which led to the reduction in the amount of premiums in the reinsurance marketplace. The second half of 2008 was highly unusual on many levels: severity of losses, such as Hurricane Ike, the third largest natural catastrophe in history, frequency of losses and severe and widespread financial turmoil stemming from the sub-prime mortgage and resulting global credit and financial crisis. The financial markets have experienced severe dislocation and unprecedented events during 2008, including extreme volatility in foreign exchange markets and worldwide equity markets, significant declines in risk-free interest rates and increases in credit spreads, risk assets under-performing risk-free assets and several financial institutions being subject to government bail-out packages both in the U.S. and Europe. The ongoing financial and capital markets crises are likely to be a transforming event for the reinsurance industry, given a new sense of risk and exposure and continued volatility. This will not only impact the normal reinsurance pricing and profit cycle, but also the capital markets, given continued volatility, increased regulation and certain investment products and strategies that have been largely discredited.

The January 1, 2009 renewal saw market conditions beginning to stabilize overall, and improve significantly in catastrophe-exposed lines. U.S. casualty lines remained uncertain at the January 1, 2009 renewals, with no indication of improving pricing or terms and conditions, despite growing evidence of increasing loss trends. The Company grew in markets with the most attractive risk and return opportunities, and maintained its position in lines where priced profitability has stabilized, but not yet improved. Management believes it has maintained the diversification in its risk portfolio and maintained a similarly priced technical ratio (defined below) to that of the January 1, 2008 renewal.

A key challenge facing the Company is to successfully manage through all phases of the reinsurance cycle. The Company is confident in its long-term strategy, and believes that by closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification and balance of its portfolio, it will optimize returns. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management believes it has achieved appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and that this diversification, in addition to the financial strength of the Company and its strong global franchise, will help to mitigate cyclical declines in underwriting profitability and to achieve a more stable return over time.

Within the Company’s Life segment, the reinsurance market is differentiated between mortality and longevity products, with mortality being the larger market. For the mortality markets in which the Company writes business, the Company observed stable pricing for continental Europe and Latin America. In contrast, there are more competitive conditions in the U.K. and Ireland, and while these two markets remain attractive, appropriate risk selection and pricing is important. The Company does not write life business in the U.S. market.

The Company’s profitability is significantly affected by the level of its losses and loss expenses incurred. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written and earned. The Company’s Non-life net reserve position at December 31, 2008 was $7.4 billion. Management believes that it follows prudent reserving policies to maintain a strong financial position. A key challenge for the Company is the accurate estimation of loss reserves for each line of business, which is critical in order to accurately determine the profitability of each line and allocate the appropriate amount of capital to each line in a manner that optimizes profitability.

At year end 2008, given the deterioration in global credit markets and worldwide economies, the Company re-evaluated the loss potential for business written in its Global (Non-U.S.) credit/surety, and to a lesser extent, the U.S. surety line of business, and its Global (Non-U.S.) and U.S. specialty casualty lines of business, primarily directors and officers exposures, to ensure that the Company has reserved for an anticipated increase in claims for the 2006, 2007 and 2008 underwriting years. The Company’s reserves for unpaid losses and loss expenses for its credit/surety and specialty casualty lines of business represent Management’s best estimate of the ultimate cost to settle the liabilities based on information available at December 31, 2008.

The Company’s capital markets and investment operations, including public and private market investments, experienced a difficult year in 2008, with significant economic fallout resulting from the deterioration of the credit markets which began in 2007 and the collapse of the credit and equity markets in 2008. The impact of the turmoil in the credit markets and broader economy was partially mitigated by the Company’s high quality asset portfolio. The Company’s total return on its investment portfolio was well below the risk-free rate of return during 2008, but nevertheless was a positive return, excluding the impact of foreign exchange. The Company believes that capital markets risks managed in a disciplined and measured way will generate positive excess return to the Company over time.

The Company generates revenue from its substantial and high quality investment portfolio. The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. The Company allocates its invested assets into two categories: liability funds and capital funds. See the discussion of liability funds and capital funds in Financial Condition, Liquidity and Capital Resources. A key challenge for the Company is achieving the right balance between current investment income and total returns (that include price appreciation or depreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and allocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. Similarly, the Company reduces its exposure to risk asset classes where returns are underperforming, as was the case during 2008 when the Company substantially reduced its allocation to equities. The Company may also lengthen or shorten the duration of its fixed income portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income, Management uses three key measures to evaluate its financial performance, as well as the overall growth in value generated for the Company’s common shareholders.

Diluted Book Value per Share: Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). Diluted book value per share is impacted by the Company’s net income and external factors such as foreign exchange, interest rates and equity markets, which can drive changes in unrealized gains or losses on its investment portfolio. Over the past six years, since December 31, 2002, the Company has generated a compound annual growth rate in diluted book value per share in excess of 11%.

ROE: Management uses operating return on beginning shareholders’ equity (ROE) as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings (loss) available to common shareholders (net income or loss excluding net after-tax realized gains or losses on investments, net after-tax interest in earnings or losses of equity investments and preferred share dividends) divided by beginning common shareholders’ equity. Management has set an average 13% ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders for the risk assumed. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital allocation and underwriting pricing decisions, incorporate an ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is allocated to each transaction for determining the transaction’s priced return on deployed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is allocated to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) allocating an appropriate amount of capital to each transaction based on the incremental risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, and (iii) assessing the diversification benefit, if any, of each transaction. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s 13% ROE objective.

Combined Ratio: The combined ratio is used industry-wide as a measure of underwriting profitability for Non-life business. The combined ratio is the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned). A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other operating expenses are less than the premiums earned on that business. While an important metric of success, the combined ratio does not reflect all components of profitability, as it does not recognize the impact of interest income earned on premiums between the time premiums are received and the time loss payments are ultimately made to clients. Since 2001, the Company had six years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%. In 2008, the Company maintained a Non-life combined ratio of 94.1% for the year, after incurring large catastrophic losses for Hurricane Ike. The key challenges in managing the combined ratio metric consist of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines or markets, and (iii) maintaining control over expenses.

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

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital, especially in light of the current disruptions in the global credit and capital markets. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s ROE. Consequently, Management closely monitors its capital needs and capital level throughout the cycle, and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve the proper balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital, returning capital to shareholders by way of share repurchases and dividends.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high-quality, well-balanced and liquid investment portfolio, and by matching the duration of its investments with that of its net reinsurance liabilities. In 2009, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events. Management also maintains credit facilities with banks that can provide efficient access to cash in the event of an unforeseen cash requirement.

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. (See Risk Factors in Item 1A of Part I of this report). In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with the shareholders’ need for an adequate return on their capital.

The Company has a clearly defined governance structure for risk management. Executive Management and the Board are responsible for setting the vision and goals including risk appetite and return expectations. Strategy and principles are recommended by Executive Management and approved by the Board. Key policies and Group policies are established by the Chief Executive Officer and policies at the next level down are established by Business Unit and functional management. Risk management policies and processes are audited by Internal Audit and the results of audits are monitored by the Audit Committee of the Board.

The Company manages assumed risk at a strategic level through diversification, risk appetite, and absolute limits. For each key risk, the Board approves a risk appetite that the Company defines as the percentage of economic capital the Company is willing to expose to economic loss with a modeled probability of occurring once every 15 years and once every 75 years. The Company manages its exposure to key risks such that the modeled economic loss at a 1 in 15 year and a 1 in 75 year return period are less than the economic capital the Company is willing to expose to the key risks at those return periods. In addition, the Risk Management and Finance Committee of the Board approve aggregate and absolute risk limits for the key risks. The Company’s risk limits are stated as explicit numerical expressions, such as total aggregate limits in a catastrophe zone, earned premium for casualty business, and the market value of equity and equity-like securities. Executive and Business Unit Management set additional specific and aggregate risk limits within those limits approved by the Risk Management and Finance Committee. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a quarterly basis, Management reviews and reports to the Board the actual utilization of limits against approved limits and modeled economic loss against approved appetite for the key risks.

Individual business units manage assumed risks, subject to the appetite and principles approved by the Board, limits approved by the Risk Management and Finance Committee, and policies established by Executive and Business Unit Management. At an operational level, business units manage assumed risk through risk mitigation strategies for assumed risks including strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

Strategic risks are managed by Executive Management and include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry.

Operational and financial risks are managed by designated functions within the organization. They include failures or weaknesses in financial reporting and controls, regulatory non-compliance, poor cash management, fraud, breach of information technology security and reliance on third party vendors. The Company seeks to minimize these risks through robust processes and controls. Controls and monitoring processes throughout the organization seek to ensure that the Executive Management and the Board have a comprehensive view of the Company’s risks and related mitigation strategies at all times.

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

There are three areas of risk that the Company has currently identified as having the greatest potential for shock losses: catastrophe, reserving for casualty and other long-tail lines, and equity and equity-like investment risk. The Company manages the risk of shock losses by setting risk appetite and limits as described above for each type of shock loss. The Company establishes limits to manage the absolute maximum foreseeable loss from any one event and considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business should such an event occur.

Other risks such as interest rate risk and credit risk have the ability to impact results substantially and may result in volatility in results from quarter to quarter, but Management believes that by themselves, they are unlikely to represent a material downside threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report for additional disclosure on interest rate risk, credit spread risk, foreign currency risk, credit risk and equity price risk.

The Company seeks to maintain a risk appetite moderately above the average of the reinsurance market because Management believes that this position offers the best potential for creating shareholder value at an acceptable risk level. The most profitable products generally present the most volatility and potential downside risk. Management believes that the Company’s actual risk profile is equal to or less than the average of the reinsurance market because of the level of diversification achieved in the portfolio, the strict adherence to risk appetite and limits, and the risk mitigation strategies employed.

Catastrophe Risk

The Company defines this risk as the risk that the aggregate losses from natural perils materially exceed the net premiums that are received to cover such risks. The Company considers both the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any year.

The Company imposes an absolute limit to catastrophe risk from any single loss through exposure limit caps in each zone and to each peril. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance linked securities. This risk is managed through the real-time allocation of catastrophe exposure capacity in each exposure zone to different business units, regular modeling of aggregate loss scenarios through proprietary models and a combination of quantitative and qualitative analysis. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Not all zones have the same limit and zones are broadly defined so that it would be highly unlikely for any single event to substantially erode the aggregate exposure limits from more than one zone. Even extremely high severity/low likelihood events will only partially exhaust the limits in any zone, as they are likely to only affect a part of the area covered by a wide zone.

The Company manages its catastrophe exposures such that the chance of an economic loss to the Company from all catastrophe losses in aggregate in any one year exceeding $960 million has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary models that take into account not only the exposures in any zone, but also the likely frequency and severity of catastrophic events. This quantitative analysis is supplemented with the professional judgment of experienced underwriters. At December 31, 2008, the modeled economic loss to the Company from a 1 in 75 year catastrophic loss was $810 million, in aggregate, for all zones.

Casualty Reserving Risk

The Company defines this risk as the risk that the estimates of ultimate losses that underlie its booked reserves for casualty and other long-tail lines will prove to be too low, leading to substantial reserve strengthening. The tolerance set by the Company for this risk is measured using total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods.

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

The Company manages and mitigates the reserve risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends, and the Company establishes prudent reserving policies for determining carried reserves. These policies are systematic and Management endeavors to apply them consistently over time. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits below.

The Company manages its casualty and other long-tail lines exposure such that the chance of an economic loss to the Company from prior years’ deterioration in casualty and other long-tail reserves exceeding $480 million has a modeled probability of occurring less than once every 15 years. To measure this probability, the Company uses proprietary models that contemplate the range of possible reserve outcomes given historic volatility of the Company’s and industry reserve development data and the possible impacts upon the range of reserves of risk factors inherent in the current booked reserves. This quantitative analysis is supplemented with the professional judgment of experienced actuaries. At December 31, 2008, the modeled economic loss to the Company from a 1 in 15 year casualty and other long-tail lines prior years’ reserve development was $350 million.

Equity Investment Risk

The Company defines this risk as the risk of a substantial decline in the value of its equity and equity-like securities. The Company defines equity and equity-like securities as the market value of all assets that are not investment grade fixed income and the notional value of derivatives in the Principal Finance unit. The tolerance set by the Company for this risk is measured using the value of equity and equity-like securities as a percentage of economic capital. Assuming equity risk (and equity-like risks such as high yield bonds and convertible securities) within that part of the investment portfolio that is not required to support the Company’s reinsurance liabilities provides valuable diversification from other risk classes, along with the potential for higher returns. However, an overweight position could lead to a large loss of capital and impair the balance sheet in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on other than investment-grade bonds as a percentage of capital. The Company’s fully integrated information system provides real-time data on the investment portfolios, allowing for continuous monitoring and decision-support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns. See Quantitative and Qualitative Disclosures about Market Risk—Equity Price Risk in Item 7A of Part II of this report.

The Company manages its equity and equity-like exposures such that the chance of an economic loss to the Company of a severe decline in value of equity and equity-like securities exceeding $720 million has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary and vendor models that contemplate the range of historic and possible future returns. This quantitative analysis is supplemented with the professional judgment of experienced investment professionals and actuaries. At December 31, 2008, the modeled economic loss to the Company from a 1 in 75 year equity and equity-like value decline was $280 million.

The limits and actual exposures of the Company for its three major risks were as follows:

Risk	Limit at December 31, 2008	Utilized at December 31, 2008	Utilized at December 31, 2007

Catastrophe risk—largest zonal limit	$1.5 billion	$1.4 billion	$1.3 billion
Casualty reserving risk—total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	4.0 billion	2.8 billion	3.0 billion
Equity investment risk—value of equity and equity-like securities	2.8 billion	920 million	1.4 billion

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

Bornhuetter-Ferguson (B-F) Methods (Reported or Paid)

These methods aim to address the concerns of the Chain Ladder Development methods, which are the variability at early stages of development and the failure to incorporate external information such as pricing. However, the B-F methods are more sensitive to reported and paid losses than the Expected Loss Ratio method, and can be seen as a blend of the Expected Loss Ratio and Chain Ladder development methods. Unreported (unpaid) claims are calculated using an expected reporting (payment) pattern and an externally determined estimate of ultimate liabilities (usually determined by multiplying an a priori loss ratio with estimates of premium volume). The accuracy of the a priori loss ratio is a critical assumption in this method. Usually a priori loss ratios are initially determined on the basis of pricing information, but may also be adjusted to reflect other information that subsequently emerges about underlying loss experience. Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, this method can be slow to react to emerging loss development (payment). In particular, to the extent that the a priori loss ratios prove to be inaccurate (and are not revised), the B-F methods will produce loss estimates that take longer to converge with the final settlement value of loss liabilities.

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

Reserving line for Non-life Segment	Non-life Sub-segment	Immature Underwriting Years	Mature Underwriting Years
Property	U.S.	Reported B-F	Reported B-F

Property / Specialty Property	Global (Non-U.S.) P&C / Global (Non-U.S.) Specialty	Paid/Reported B-K	Reported CL

Casualty	U.S.	Expected Loss Ratio	Reported B-F

Casualty / Specialty Casualty	Global (Non-U.S.) P&C / Global (Non-U.S) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F

Multiline	U.S.	Expected Loss Ratio / Reported B-F	Reported B-F

Motor	U.S.	Expected Loss Ratio	Reported B-F

Motor—Proportional	Global (Non-U.S.) P&C	Reported B-F	Reported B-F

Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio	Reported B-F

Agriculture	U.S. / Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-K	Reported B-F

Aviation/Space	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F

Catastrophe	Catastrophe	Expected Loss Ratio based on exposure analysis	Reported B-F

Credit/Surety	U.S. / Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F /Reported B-K

Engineering	Global (Non-U.S.) Specialty	Paid / Reported B-F	Reported B-F

Energy Onshore	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported CL

Marine/Energy Offshore	Global (Non-U.S.) Specialty	Reported B-F	Reported B-F / Reported CL

Other (1)	U.S./ Global (Non-U.S.) P&C / Global (Non-U.S.) Specialty	Periodic actuarial studies	Periodic actuarial studies

(1)	The other reserving line is primarily related to structured risk reinsurance and non-active lines of business.

Ultimate losses for lines impacted by the rapidly deteriorating financial condition of the world economies in 2008, particularly in the fourth quarter of 2008, cannot be estimated by standard actuarial techniques alone. The majority of the Company’s underwriting exposure related to this issue arises from business written in U.S. and Global (Non-U.S.) specialty casualty, primarily directors and officers exposures, Global (Non-U.S.) credit/surety, and to a lesser extent, U.S. surety during the underwriting years 2006, 2007, and 2008. The potential ultimate liability for these exposures was evaluated through an analysis of the Company’s exposure to these risks, which include but are not limited to, sub-prime mortgage related exposures. For specialty casualty, the analysis was based on information received from cedants both at the time the exposed business was written and supplemented by discussions with cedants, evaluation of known securities class action filings, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed to the effects of financial stress, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses. For credit/surety, the analysis was based on information received from cedants both at the time the exposed business was written supplemented by discussions with cedants, historical experience in times of similar financial stress, reported claim information and internal modeling.

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

The validity of all parameter assumptions used in the reserving process is reaffirmed on a quarterly basis. Reaffirmation of the parameter assumptions means that the actuaries determine that the parameter assumptions continue to form a sound basis for projection of future liabilities. Parameter assumptions used in projecting future liabilities are themselves estimates based on historical information. As new information becomes available (e.g., additional losses reported), the Company’s actuaries determine whether a revised estimate of the parameter assumptions that reflects all available information is consistent with the previous parameter assumptions employed. In general, to the extent that the revised estimate of the parameter assumptions are within a close range of the original assumptions, the Company determines that the parameter assumptions employed continue to form an appropriate basis for projections and continue to use the original assumptions in its models. In this case, any differences could be attributed to the imprecise nature of the parameter estimation process. However, to the extent that the deviations between the two sets of estimates are not within a close range of the original assumptions, the Company reacts by adopting the revised assumptions as a basis for its reserve models. Notwithstanding the above, even where the Company has experienced no material deviations from its original assumptions during any quarter, the Company will generally revise the reserving parameter assumptions at least once a year to reflect all accumulated available information.

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

During 2008, 2007 and 2006, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable (adverse) reserve development for the Company’s Non-life operations for the years ended December 31, 2008, 2007 and 2006 (in millions of U.S. dollars):

	2008	2007	2006
Prior year net favorable (adverse) reserve development:
Non-life segment:
U.S.	$92	$72	$2
Global (Non-U.S.) P&C	166	97	66
Global (Non-U.S.) Specialty	82	203	208
Catastrophe	78	42	(24)

Total net Non-life prior year reserve development	$418	$414	$252

For a discussion of net prior year favorable (adverse) reserve development by segment and sub-segment, see Results by Segment below and Note 5 to Consolidated Financial Statements in Item 8 of Part II of this report.

The table below summarizes the net prior year favorable (adverse) reserve development for the year ended December 31, 2008 by reserving line for the Company’s Non-life segment (in millions of U.S. dollars):

Reserving lines	Net favorable (adverse) prior year reserve development
Property / Specialty Property	$118
Casualty / Specialty Casualty	112
Multiline	(3)
Motor—U.S. business	(7)
Motor—Non-U.S. Proportional business	(1)
Motor—Non-U.S. Non-proportional business	27
Agriculture	31
Aviation/Space	52
Catastrophe	78
Credit/Surety	8
Engineering	9
Energy Onshore	(7)
Marine/Energy Offshore	1

Total net Non-life prior year reserve development	$418

The following paragraphs discuss how losses paid and reported during the year ended December 31, 2008 compared with the Company’s expectations, and how the Company modified its reserving parameter assumptions in line with the emerging development in each reserving line.

Property: Aggregate losses reported for the U.S. property line were lower than expected, and the Company selected reserving methods that gave more weight to the actual development. Losses reported for the Non-U.S. property line were lower than expected for most years, and the Company reflected this experience by using reserving methods that give more weight to the actual development and by lowering its loss ratio picks for those years.

Casualty: Aggregate losses reported and paid for the Non-U.S. casualty line were significantly below the Company’s expectations mainly for underwriting years 2003-2006, and the Company reflected this experience by lowering its loss ratio picks for those underwriting years. Aggregate losses reported for the U.S. casualty line were lower than expected mainly due to the 2004-2005 underwriting years.

Multiline: Aggregate reported losses were higher than expected for underwriting year 2007 and lower than expected for underwriting years 2006 and prior. The Company reflected this experience by using reserving methods that give more weight to the actual development.

Motor:

•	Aggregate losses reported for the U.S. motor line were higher than expected. The Company selected higher loss ratios reflecting this development in addition to changing loss development assumptions.

•	Aggregate losses reported for the Non-U.S. motor proportional line were generally in line with expectations and reserving assumptions were not materially changed.

•

Aggregate losses reported and paid for the Non-U.S. motor non-proportional line were significantly lower than expectations in most countries. The Company did not materially change its loss development assumptions, but reduced loss ratio picks to reflect the positive experience.

Agriculture: The aggregate losses reported during the year for U.S. and non-U.S. business were below the Company’s expectations, primarily for the 2007 underwriting year. The Company lowered its loss ratio picks, but did not otherwise materially alter its reserving assumptions.

Aviation/Space: The overall losses reported during the year were significantly lower than the Company’s expectations for most underwriting years. The Company reflected this experience by selecting faster development patterns and selecting lower loss ratios.

Catastrophe: Losses reported in this line are largely a function of the presence or absence of catastrophic events during the year. Losses reported in respect of prior year catastrophe events were lower than expectations. The Company reduced its reserves for the 2005 hurricane losses as a result of reduced concerns on litigation developments that may affect some of the Company’s cedants in the future and hence the claims reported to the Company. The Company also reduced its reserves for some smaller 2007 events.

Credit/Surety: The aggregate losses reported during the year were significantly lower than expected. The Company reflected this favorable experience by selecting lower loss ratios. However, the Company expects future reported losses to increase for non-U.S. credit/surety business, particularly for the 2007 underwriting year resulting from the worsening financial conditions in 2008. Therefore, the Company increased its non-U.S. credit/surety 2007 a priori loss ratio and selected higher loss ratios for the 2007 underwriting year.

Engineering: The aggregate reported losses were modestly lower than expectations. The Company reflected this experience by selecting lower loss ratios and selecting slightly faster development patterns.

Energy Onshore: Aggregate reported losses were slightly higher than expected, mostly due to underwriting year 2006. The Company did not materially change its reserving assumptions for this line but increased its loss ratio for the 2006 underwriting year.

Marine/Energy Offshore: The aggregate reported losses during the year were modestly lower than expected. The Company reflected this favorable experience by reducing its loss ratio selections for underwriting years 2005 and prior.

As an example of the sensitivity of the Company’s reserves to reserving parameter assumptions, the tables below summarize, by reserving line, the effect on the Company’s reserves of higher/lower a priori loss ratio selections, higher/lower loss development factors and higher/lower tail factors. The Company believes that the illustrated sensitivities to the reserving parameter assumptions are indicative of the potential variability inherent in the estimation process of those parameters.

Reserving lines selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (*)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (*)
Property / Specialty Property	5 points	3 months	2%	(5) points	(3) months	(2)%
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Multiline	5	6	5	(5)	(6)	(5)
Motor—U.S. business	5	3	2	(5)	(3)	(2)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Agriculture	5	3	2	(5)	(3)	(2)
Aviation/Space	5	3	5	(5)	(3)	(5)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit/Surety	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Energy Onshore	5	3	2	(5)	(3)	(2)
Marine/Energy Offshore	5	3	5	(5)	(3)	(5)

Reserving lines selected sensitivity (in million of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (*)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (*)
Property / Specialty Property	$30	$45	$5	$(30)	$(35)	$(5)
Casualty / Specialty Casualty	260	140	160	(255)	(100)	(165)
Multiline	10	30	30	(5)	(10)	(15)
Motor—U.S. business	5	10	10	(5)	(5)	(5)
Motor—Non-U.S. Proportional business	5	—	—	(5)	—	—
Motor—Non-U.S. Non-proportional business	25	45	50	(25)	(40)	(50)
Agriculture	—	5	—	—	—	—
Aviation/Space	5	30	15	(5)	(15)	(10)
Catastrophe	—	—	—	—	—	—
Credit/Surety	20	10	—	(20)	(5)	(5)
Engineering	15	25	20	(15)	(20)	(10)
Energy Onshore	—	5	—	—	(5)	—
Marine/Energy Offshore	5	15	5	(5)	(10)	—

(*)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

Some reserving lines show little sensitivity to a priori loss ratio, loss development factor or tail factor as the Company may use reserving methods such as the Expected Loss Ratio method in several of its reserving cells within those lines. It is not appropriate to sum the total impact for a specific factor or the total impact for a specific reserving line as the lines of business are not perfectly correlated.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total net loss reserves recorded as of December 31, 2008 by reserving line for the Company’s Non-life operations (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Property / Specialty Property	$457	$—	$291	$748	$—	$748
Casualty / Specialty Casualty	989	128	2,179	3,296	(48)	3,248
Multiline	76	18	129	223	(1)	222
Motor—U.S. business	46	2	60	108	—	108
Motor—Non-U.S. Proportional business	165	—	28	193	(18)	175
Motor—Non-U.S. Non-proportional business	414	8	447	869	(2)	867
Agriculture	9	2	237	248	—	248
Aviation/Space	217	3	165	385	(35)	350
Catastrophe	191	123	15	329	—	329
Credit/Surety	199	1	144	344	—	344
Engineering	180	2	163	345	(6)	339
Energy Onshore	58	12	55	125	—	125
Marine/Energy Offshore	106	12	140	258	(15)	243
Other	1	—	39	40	—	40

Total Non-life reserves	$3,108	$311	$4,092	$7,511	$(125)	$7,386

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of December 31, 2008. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company estimates its net loss reserves using single actuarial point estimates. Ranges around these actuarial point estimates are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the Company’s best estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges.

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at December 31, 2008 and 2007, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2008 Net Non-life segment loss reserves:
U.S.	$2,778	$3,039	$2,166
Global (Non-U.S.) P&C	2,252	2,380	1,958
Global (Non-U.S.) Specialty	2,027	2,118	1,760
Catastrophe	329	350	296

2007 Net Non-life segment loss reserves:
U.S.	$2,486	$2,764	$1,887
Global (Non-U.S.) P&C	2,498	2,637	2,150
Global (Non-U.S.) Specialty	1,829	1,923	1,577
Catastrophe	286	300	252

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

The rapidly deteriorating financial condition of the world economies in 2008, particularly in the fourth quarter of 2008, has increased the expectation of losses and increased the degree of uncertainty related to the range of possible ultimate liabilities for several classes of business that are potentially exposed to the effects of financial stress. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of possible ultimate liabilities.

Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for U.S. and Global (Non-U.S.) specialty casualty, Global (Non-U.S.) credit/surety, U.S. surety and other potentially exposed classes of business contemplate a reasonable provision for exposures related to the effect of increased financial stress in the world economies. The Company is unaware of any specific issues that would materially affect its unpaid loss and loss expenses estimates related to this exposure. The Company’s unpaid losses and loss expenses reserves at December 31, 2008 for U.S. and Global (Non-U.S.) specialty casualty were $1,924 million, of which $1,010 million relates to the 2006, 2007 and 2008 underwriting years. The Company’s unpaid losses and loss expenses reserves at December 31, 2008 for Global (Non-U.S.) credit/surety and U.S. surety were $344 million, of which $232 million relates to the 2006, 2007, and 2008 underwriting years.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net unpaid losses and loss expenses reserves as of December 31, 2008 included $83 million that represents an estimate of its net ultimate liability for asbestos and environmental claims.

The majority of the net asbestos and environmental reserves as of December 31, 2008 relates to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. prior to January 1, 1992 by certain companies which were at the time part of the AGF Group and are currently part of the Company’s subsidiaries. Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. The Company actively evaluates potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its loss and loss expense estimates. (See Note 5 to Consolidated Financial Statements).

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life operations, which predominately includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes traditional death and disability covers (with various riders), term assurance and critical illness (TCI) written in the UK and Ireland, and guaranteed minimum death benefit (GMDB) written in Continental Europe.

The Company categorizes life reserves into three types of reserves: reported outstanding loss reserves (case reserves), incurred but not reported (IBNR) reserves and reserves for future policy benefits. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Reserves for future policy benefits, which relate to future events occurring on policies in force over an extended period of time, are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of reserves for future policy benefits have been determined based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty.

For the traditional life portfolio, case reserves, IBNR reserves and reserves for future policy benefits are mainly calculated at the treaty level. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants.

For the products that are covered by the long duration provisions of Financial Accounting Standards Board (FASB) Statement No. 60 “Accounting and Reporting by Insurance Enterprises” (SFAS 60), a reserve adequacy test is performed at least once a year based on the latest best estimate assumptions by line of business, including an experience analysis and a review of likely future experience. If such review produces reserves in excess of those currently held, then the locked-in assumptions will be revised and a loss recognized.

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

For the year ended December 31, 2008, the Company increased net prior year reserves by $2 million due to higher losses reported by cedants. For the year ended December 31, 2007, the Company increased net prior year reserves by $26 million, including $11 million of loss recognition as required by SFAS 60 for the impaired life annuity portfolio due to worse than expected loss development in the year and a change in assumptions used to value future policy benefits for the non-standard annuity business.

Mortality

The reserves for the short-term traditional mortality business are established in accordance with the short duration provisions of SFAS 60. They consist of case reserves and IBNR, calculated at the treaty level based upon cedant information and use the Expected Loss Ratio method, described in the Losses and Loss Expenses section above. Given the very short-term loss development of this portion of the portfolio, this method is appropriate.

The reserves for the long-term traditional mortality and TCI reinsurance portfolio are established in accordance with the long duration provisions of SFAS 60. Assumptions for each element (mortality, critical illness, lapses, expenses and interest) are determined at the issue of the contract and are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e. mortality, critical illness, lapses and interest).

The reserves for the GMDB reinsurance business are established in accordance with the universal life provisions of SFAS 97. Key assumptions for this business are mortality, lapses, interest rates, credit spreads and stock market performance. For the last parameter, a stochastic option pricing approach is used and the benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The assumptions of investment performance and volatility are consistent with the historical experience of the respective underlying funds (correlated to the EuroStoxx50 or the CAC 40 Index). The Company regularly evaluates the assumptions used and adjusts them if actual experience or other evidence suggests that the earlier assumptions should be revised.

For the year ended December 31, 2008, the Company increased net prior year reserves by $22 million. The reserve increase predominately resulted from the impact of unfavorable financial markets impacts on the GMDB portfolio. With regard to the GMDB portfolio, increases in credit spreads resulted in a $15 million increase in future policy benefits on the structured products, and significant declines in equity markets resulted in an $18 million increase in future policy benefits on the equity linked products. The long-term and TCI business experienced worse than expected loss development in the year, resulting in a prior year reserve increase of $4 million. The short-term business experienced loss development that was better than expected, resulting in a favorable prior year reserve development of $15 million, which partially offset the deterioration in the GMDB portfolio. For the year ended December 31, 2007, the Company decreased net prior year reserves by $24 million, predominately due to favorable reserve development on long and short-term traditional mortality products and TCI.

The following table provides the gross and net reserves for the Company’s life reinsurance book at December 31, 2008 (in millions of U.S. dollars):

Reserving lines	Case reserves	IBNR reserves	Reserves for future policy benefits	Total Life reserves recorded
Longevity	$1	$49	$513	$563
Mortality	134	367	368	869

Total gross reserves	135	416	881	1,432
Ceded reserves	(11)	(7)	(6)	(24)

Total net reserves	$124	$409	$875	$1,408

Included in the total reserves for future policy benefits at December 31, 2008 was $51 million of provisions for adverse deviation.

As an example of the sensitivity of the Company’s policy benefits for life and annuity contracts to reserving parameter assumptions, the table below summarizes, by reserving line, the effect of different assumption selections.

Reserving lines	Factors	Change	Impact on total Life reserves (in million of U.S. dollars)
Longevity
Impaired life annuity	Life expectancy	+ 1 year	$25
Other annuities	Mortality improvements per annum	+ 1%	19
Mortality
Long-term and TCI	Mortality	+ 1%	23
GMDB	Stock market performance	- 10%	10

It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual results. Approximately, 45%, 44% and 44% of the Company’s reported net premiums written for 2008, 2007 and 2006, respectively, were based upon estimates.

Under proportional treaties, which represented 71% of gross premiums written for the year December 31, 2008, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 29% of gross premiums written for the year December 31, 2008, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

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

The magnitude and impact of a change in premium estimate differs for proportional and non-proportional treaties. Non-proportional treaties generally include a fixed minimum premium and an adjustment premium, which is generally less than 5% of the fixed minimum premium. While fixed minimum premiums require no estimation, adjustment premiums are estimated and could be subject to changes in estimates. Although proportional treaties may be subject to larger changes in premium estimates, as the Company generally receives cedant statements in arrears and must estimate all premiums for periods ranging from one month to more than one year (depending on the frequency of cedant statements), the pre-tax impact is mitigated by changes in the cedant’s related reported acquisition costs and losses. The impact of the change in estimate on premiums earned and pre-tax results varies depending on when the change becomes known during the risk period and the underlying profitability of the treaty. For the year ended December 31, 2008, the Company recorded reductions of $15 million and $1 million in net premiums written and net premiums earned, respectively, related to changes in Non-life premium estimates of prior year reported premiums. These reductions, after the corresponding adjustments to acquisition costs and losses and loss expenses, had no material impact on consolidated pre-tax income. However, these adjustments for the year ended December 31, 2008 are the result of offsetting impacts in the Company’s Non-life sub-segments. The Company’s U.S., Global (Non-U.S.) P&C and Catastrophe sub-segments reported combined decreases in net premiums written and net premiums earned of $102 million and $64 million, respectively, which were partially offset by the Global (Non-U.S.) Specialty sub-segment, which reported increases in net premiums written and net premiums earned of $87 million and $63 million, respectively.

A 5% increase (decrease) in net premium written estimates and the corresponding acquisition costs for all of the Company’s Non-life non-proportional treaties would increase (decrease) the 2008 pre-tax income by approximately $21 million, assuming the changes become known at the mid-point of the risk period.

For proportional treaties, the impact of a change in net premium written estimates on pre-tax income varies depending on the losses and loss expenses and acquisition costs of the treaty affected by the change. For example, a 5% increase (decrease) in net premiums written and the corresponding acquisition costs and losses in 2008 across all Non-life proportional treaties would increase (decrease) pre-tax income by approximately $7 million, applying the 2008 reported technical ratio and assuming that the changes become known at the mid-point of the risk period.

A 1% increase (decrease) in acquisition costs for all of the Company’s Non-life treaties (both proportional and non-proportional) for the year ended December 31, 2008, would decrease (increase) pre-tax income by approximately $4 million, assuming no change in premium estimates and that the changes become known at the mid-point of the risk period.

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

Income Taxes

FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109) provides that a deferred tax asset or liability is to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. SFAS 109 also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company also establishes tax liabilities relating to uncertain tax positions as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). See Note 2(i) and Note 7 to Consolidated Financial Statements in Item 8 of Part II of this report.

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2008 of $192 million. The most significant components of the deferred tax asset relate to loss reserve discounting for tax purposes in the United States and operating tax loss carryforwards in Ireland. At December 31, 2008, the deferred tax asset relating to the Irish tax loss carryforward was $27 million, and is subject to an indefinite carryforward period.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, and technical and expense ratios. Based on these projections, Management evaluates the need for a valuation allowance. The Company did not have any valuation allowance at December 31, 2008 or 2007. A 10% reduction in the deferred tax asset of $192 million as of December 31, 2008 would result in a $19 million charge to net income and a corresponding reduction in total assets.

The deferred tax liabilities as of December 31, 2008 were $105 million. In accordance with SFAS 109, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions. A 10% increase in the deferred tax liability as of December 31, 2008 would result in a $11 million charge to net income and a corresponding increase in total liabilities.

The Company’s unrecognized tax benefit related to FIN 48 was a liability of $40 million at December 31, 2008. A 10% increase in the unrecognized tax benefit as of December 31, 2008 would result in a $4 million charge to net income and a corresponding increase in total liabilities.

Valuation of Investments, including certain derivative financial instruments

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) on January 1, 2008. Fair value is the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels.

The SFAS 157 fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement.

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. See Note 3 to Consolidated Financial Statements for more detail on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities and short-term investments, equities and other invested assets. See Note 17 to Consolidated Financial Statements for more discussion of the Company’s use of derivative financial instruments.

The Company records all of its fixed maturity and equity investments and certain other invested assets, including derivative financial instruments, at fair value in its Consolidated Balance Sheets. The changes in fair value of all of the Company’s investments carried at fair value are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded.

Under the SFAS 157 hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2008, the Company had $96 million of Level 3 assets, including fixed maturities ($78 million), equities ($34 million) and other invested assets (negative $16 million, mainly reflecting fair value adjustments on derivatives). For the fixed maturities and equities, a 10% decline in the fair value of these investments would result in an $11 million pre-tax charge to income and a corresponding reduction in investments and total assets.

Included in other invested assets, the Company has various loans receivable totaling $26 million at December 31, 2008. In addition, included in the Company’s other invested assets are entities which are accounted for using the equity method and investments for which the Company uses investment company accounting, totaling $92 million at December 31, 2008. The Company does not measure its investments that are accounted for using the equity method of accounting or investment company accounting at fair value. For loans receivable and investments that are accounted for using the equity method of accounting and investment company accounting, a 10% decline in the carrying value of these investments would result in a $12 million pre-tax charge to income and a corresponding reduction in investments and total assets.

The Company utilizes derivatives for a variety of purposes, as discussed in Note 17 to Consolidated Financial Statements. The Company’s derivatives are carried at fair value, which is based on quoted market prices, or internal valuation models where quoted market prices are not available.

The Company has entered into non-traded weather derivatives and total return and interest rate swaps. Included in the Level 3 other invested assets are weather derivatives from the Company’s insurance-linked securities unit with unrealized losses of $5 million on a notional exposure of $60 million, and the principal finance unit, with unrealized losses on its total return swap portfolio of $25 million on notional exposure of $240 million, and unrealized losses on its interest rate swap portfolio of $12 million.

In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. However, at December 31, 2008, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $5 million decrease or a $6 million increase, respectively, in the fair value of its total return and interest rate swap portfolio.

The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio references many different underlying assets with a number of risk factors. At December 31, 2008, the notional value of the total return swap portfolio was $240 million and the fair value of the assets underlying the total return swap portfolio was $215 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $2 million increase or decrease, respectively, in the fair value of its total return swap portfolio.

Goodwill

FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires that the Company make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $430 million as of December 31, 2008.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2008.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was weaker against most currencies, except the British pound, in 2008 compared to 2007 and was weaker against most currencies, except the Japanese yen, in 2007 compared to 2006;

•	the U.S. dollar strengthened against the British pound, euro and Canadian dollar and weakened against the Swiss franc and Japanese yen at December 31, 2008 compared to December 31, 2007.

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

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain years may include unusually low loss experience, while results for other years may include significant catastrophic losses. For example, the Company’s results for 2008 and 2007 included losses from large catastrophic events, while 2006 included no significant catastrophic loss. To the extent that losses related to large catastrophic events affect the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections.

In 2008, the Company incurred losses of $305 million, net of reinstatement premiums, related to Hurricane Ike compared to $50 million, net of reinstatement premiums, relating to European windstorm Kyrill in 2007. The Company’s actual losses from Hurricane Ike may exceed the estimated losses as a result of, among other things, an increase in industry incurred loss estimates and the receipt of additional information from cedants, brokers and loss adjusters.

The following table reflects the components of the Company’s incurred losses of $305 million, net of reinstatement premiums, related to Hurricane Ike and the impact on the Company’s segments and sub-segments during the year ended December 31, 2008 (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Losses and loss expenses	$(67)	$—	$(67)	$(183)	$(317)	$—	$(15)	$(332)
Reinstatement or additional premiums earned	9	—	3	20	32	—	2	34

Impact on technical result	$(58)	$—	$(64)	$(163)	$(285)	$—	$(13)	$(298)
Realized investment losses					—	—	(5)	(5)
Other loss					(2)	—	—	(2)

Impact on pre-tax income					$(287)	$—	$(18)	$(305)

The Company adopted SFAS 159 on January 1, 2008. Prior to the adoption of SFAS 159, unrealized gains and losses, net of tax, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized gains and losses are recorded in net realized and unrealized investment losses in the Consolidated Statement of Operations.

During the second half of 2008, the world’s financial markets experienced unprecedented events and severe dislocation, which led to the U.S. government approving a $700 billion package to provide increased liquidity to eligible financial institutions. The concerns spread to Europe and Asia, as there was a growing recognition that the problems were not contained in the U.S., and other governments provided similar bail-out packages to support their economies. Interest rates decreased, credit spreads widened, equity markets declined and the U.S. dollar strengthened against most currencies.

While the Company has a high-quality, well balanced and liquid investment portfolio, it has been impacted by macro events in the economy and financial markets. The Company’s financial position and results of operations include a decline in the fair value of its investment portfolio, and the related increase in the level of unrealized losses on investments, which, following the adoption of SFAS 159 are recorded in net income, and a decline in the currency translation account given the strengthening of the U.S. dollar against other major currencies at December 31, 2008.

The impacts of the global financial and economic crisis are wide-ranging and have also affected the Company’s reinsurance operations. Accordingly, the Company has revised its loss estimates and increased its prior year reserves in certain lines of business for the 2006, 2007 and 2008 underwriting years, where increased reported claims are anticipated, given deteriorating economic and credit conditions. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at December 31, 2008.

These factors are discussed below in Review of Net Income, Results by Segment and Financial Condition, Liquidity and Capital Resources. These events and continuing disruptions, uncertainty or volatility in the capital or credit markets may continue to affect our results of operations and financial condition in the future.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions of U.S. dollars, except per share data):

	2008	2007	2006
Net income	$47	$718	$749
Less: preferred dividends	35	35	34

Net income available to common shareholders	$12	$683	$715
Diluted net income per share	$0.22	$11.87	$12.37

The decline in net income, net income available to common shareholders and diluted net income per share for 2008 compared to 2007 resulted primarily from an increase in net realized and unrealized investment losses of $459 million, an increase of $255 million in large catastrophic losses relating to Hurricane Ike in 2008 compared to European windstorm Kyrill in 2007, and higher mid-sized losses and loss estimates on certain lines of business, and was partially offset by a decrease in losses from the Company’s interest in the results of equity investments, a lower tax charge and higher net investment income in 2008 compared to 2007. These items are discussed in the Review of Net Income.

Net income, net income available to common shareholders and diluted net income per share for 2007 decreased compared to 2006, primarily as a result of higher net realized investment losses, losses from the Company’s interest in the results of equity investments and other losses from the Company’s principal finance line, which were partially offset by an increase in the Non-life underwriting result, higher net investment income and a lower income tax expense in 2007 compared to 2006.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets, changes in net unrealized gains and losses in 2008 and other-than-temporary impairment charges in 2007 and 2006. Interest in earnings or losses of equity investments includes the Company’s strategic investments, including ChannelRe Holdings. Other components of net income include other income or loss, other operating expenses, interest expense, net foreign exchange gains and losses and income tax expense.

The components of net income for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Underwriting result:
Non-life	$199	(69)%	$635	27%	$499
Life	(50)	54	(33)	44	(22)
Investment result:
Net investment income	573	9	523	16	449
Net realized and unrealized investment (losses) gains	(531)	633	(72)	NM	47
Interest in (losses) earnings of equity investments	(5)	(93)	(83)	NM	12
Corporate and Other:
Technical result	1	(59)	3	NM	—
Other income (loss)	6	NM	(24)	NM	19
Other operating expenses	(91)	14	(80)	6	(75)
Interest expense	(51)	(5)	(54)	(12)	(61)
Net foreign exchange gains (losses)	6	NM	(15)	(33)	(24)
Income tax expense	(10)	(88)	(82)	(14)	(95)

Net income	$47	(94)	$718	(4)	$749

NM:	not meaningful

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

2008 over 2007

The underwriting result for the Non-life segment decreased by $436 million, from $635 million in 2007 to $199 million in 2008. The decrease was principally attributable to:

•	an increase in large catastrophic losses of $237 million, net of reinstatement premiums, relating to Hurricane Ike in 2008 compared to European windstorm Kyrill in 2007;

•

a decrease of approximately $186 million resulting primarily from higher loss estimates for the 2007 and 2008 underwriting years in certain lines of business reflecting deteriorating economic and credit conditions, and also a higher frequency of mid-sized losses and normal fluctuations in profitability between periods generally, given the softening market conditions; and

•	an increase of $17 million in other operating expenses; partially offset by

•

an increase of $4 million in net favorable development on prior accident years, from $414 million in 2007 to $418 million in 2008. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

Underwriting result for the Life segment decreased from a loss of $33 million in 2007 to a loss of $50 million in 2008, primarily due to higher operating expenses of $10 million and a decrease of $7 million in the technical result. The decrease of $7 million in the technical result was driven by an increase in net adverse prior year reserve development of $22 million reflecting charges in our GMDB line due to adverse capital market conditions. This was partially offset by a change in the mix of business to the mortality line and normal fluctuations in profitability between periods. See Results by Segment below for more details.

The Company reported net investment income of $573 million in 2008 compared to $523 million in 2007. The 9% increase in net investment income is primarily attributable to the increase in the asset base resulting from the investment of the Company’s significant cash flows from operations and from higher reinvestment rates on fixed maturity bonds, on average, during 2008. Higher average foreign exchange rates also contributed 2% of the increase as a result of the weakening of the U.S. dollar, on average, in 2008 compared to 2007.

Net realized and unrealized investment losses increased by $459 million, from a loss of $72 million in 2007 to a loss of $531 million in 2008. The increase in net realized and unrealized investment losses in 2008 was mainly due to increases in credit spreads, declines in worldwide equity markets and defaults on certain corporate bonds, which were partially offset by decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $531 million in 2008 were primarily due to net realized losses on equities of $230 million, change in net unrealized losses on fixed maturities of $151 million, change in net unrealized losses on equities of $145 million, and net realized losses on fixed maturities of $16 million, partially offset by other net realized and unrealized gains of $11 million. The unrealized investment losses reflect the Company’s adoption of SFAS 159, which was effective January 1, 2008. Thus, the results of 2008 and 2007 are not comparable. See Net Realized and Unrealized Investment (Losses) Gains below for more details on the net realized and unrealized loss activity.

Interest in the results of equity investments increased from a loss of $83 million in 2007 to a loss of $5 million in 2008. The loss recorded in the 2007 period was due to a $93 million charge related to the Company’s investment in ChannelRe Holdings. As this investment is fully written off, no similar charge was recorded in the 2008 period. See the discussion in Corporate and Other below for more details.

Technical result and other income (loss) in Corporate and Other relate to principal finance transactions and insurance-linked securities. The decrease in the technical result from income of $3 million in 2007 to income of $1 million in 2008 is primarily related to large catastrophic losses from Hurricane Ike of $13 million, net of reinstatement premiums, in the insurance-linked securities line in 2008, which is partially offset by higher net premiums earned in 2008 compared to 2007. Other income (loss) increased from a loss of $24 million in 2007 to income of $6 million in 2008. The 2007 period reflected write-downs and mark-to-market adjustments on various transactions in the principal finance line. See the discussion in Corporate and Other below.

Other operating expenses included in Corporate and Other increased by $11 million from $80 million in 2007 to $91 million in 2008. The increase was primarily due to an increase in personnel costs, including stock-based compensation expense.

Interest expense decreased by $3 million, from $54 million in 2007 to $51 million in 2008 mainly due to lower interest expense on the Company’s $400 million floating-rate long-term debt, partially offset by a make-whole payment of $3 million incurred in 2008 related to the early retirement of the Company’s $220 million bank loan.

Net foreign exchange gains were $6 million in 2008 compared to losses of $15 million in 2007. The Company hedges a significant portion of its currency risk exposure, as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report. The net foreign exchange gains in 2008 were mainly a result of lower forward points paid, which reflect the interest rate differential between currencies bought and sold against the U.S. dollar and euro, and changes in the Company’s net U.S. dollar assets in its subsidiaries whose functional currency is other than the U.S. dollar, partially offset by the impact of the currency movements on unhedged securities against the functional currencies of the Company’s subsidiaries or branches.

Income tax expense decreased by $72 million, from $82 million in 2007 to $10 million in 2008 reflecting lower pre-tax results. The income tax expense of $10 million in 2008 was primarily due to a non-recurring tax charge of approximately $46 million resulting from asset transfers between various subsidiaries and branches relating to the Company’s European reorganization on January 1, 2008, and an increase in the FIN 48 liability for unrecognized tax benefits, and was partially offset by a tax benefit associated with the net realized and unrealized losses on investments and other tax benefits associated with favorable foreign exchange revaluations.

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

Net realized investment (losses) gains decreased by $119 million, from a gain of $47 million in 2006 to a loss of $72 million in 2007, mainly due to an increase in other-than-temporary impairment charges of $98 million in 2007 over 2006. Realized investment gains and losses are generally a function of multiple factors, with the most significant being the prevailing interest rates and equity market conditions, the timing of disposition of fixed maturities and equity securities, and charges for the recognition of other-than-temporary impairments in the Company’s investment portfolio. The other-than-temporary impairment charges were primarily due to the increase in interest rates and to equity securities with large unrealized loss positions that were written down. See Net Realized and Unrealized Investment (Losses) Gains for more details on the realized gain and loss activity.

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

Net foreign exchange losses were $15 million and $24 million in 2007 and 2006, respectively. The decrease in the foreign exchange loss in 2007 was mainly due to lower forward points paid and gains on currencies that the Company does not hedge.

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

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each year. The U.S. dollar has fluctuated against the euro and other currencies during each of the three years presented and this should be considered when making year to year comparisons.

Non-life Segment

U.S.

The technical result of the U.S. sub-segment has fluctuated in the last three years reflecting varying levels of large loss events, a higher level of mid-sized losses predominantly in the agriculture and property lines of business and development on prior years’ reserves, which impacted year-to-year comparisons as discussed below. This sub-segment includes the U.S. casualty line, which represented approximately 45%, 50% and 52% of net premiums written in this sub-segment for 2008, 2007 and 2006, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Gross premiums written	$1,072	5%	$1,020	(1)%	$1,030
Net premiums written	1,064	4	1,020	(1)	1,029
Net premiums earned	$1,088	9	$999	(3)	$1,030
Losses and loss expenses	(812)	33	(608)	(16)	(725)
Acquisition costs	(261)	9	(241)	(1)	(243)

Technical result (1)	$15	(90)	$150	143	$62
Loss ratio (2)	74.6%		60.8%		70.3%
Acquisition ratio (3)	24.0		24.1		23.7

Technical ratio (4)	98.6%		84.9%		94.0%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 27%, 27% and 28% of total net premiums written in 2008, 2007 and 2006, respectively.

2008 over 2007

Gross and net premiums written and net premiums earned increased by 5%, 4% and 9%, respectively, in 2008 compared to 2007. The increase in gross and net premiums written resulted primarily from growth in the Company’s agriculture and property lines of business. Due to the increased opportunities in the agriculture line, the Company recorded $247 million in net premiums written, after the impact of $8 million of retrocessional cover, compared to $124 million in 2007. The growth in premiums written in the agriculture line of business increased the Company’s exposure to commodity price risk for crops, as well as drought and other agricultural risks. Separately, the Company wrote a treaty on December 31, 2008 with premiums of $31 million which will be earned in 2009. The increase in gross and net premiums written in the agriculture and property lines was partially offset by decreases in all other lines of business due to higher cedant retentions. The increase in net premiums earned of 9% in 2008 compared to 2007 was greater than the increase in net premiums written of 4% due to the change in the mix of business towards agriculture, which is written on a loss occurring basis, and a decrease in business written in most lines, except agriculture and property. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its portfolio objectives.

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

Losses and loss expenses and loss ratio

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 reflected a) net favorable loss development on prior accident years of $92 million, or 8.4 points on the loss ratio of this sub-segment; b) large catastrophic losses related to Hurricane Ike of $67 million, or 5.6 points on the loss ratio of this sub-segment; c) higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business reflecting the deteriorating economic and financial market conditions; d) a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business; and e) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned. The net favorable development of $92 million included net favorable development for prior accident years in all lines of business, with the exception of the motor and multiline lines of business, which experienced net adverse development for prior accident years of $10 million. Loss information provided by cedants in 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor and multiline), which had the net effect of decreasing (increasing for motor and multiline) prior year loss estimates.

The increase of $204 million in losses and loss expenses in 2008 compared to 2007 included:

•

an increase in losses and loss expenses of approximately $157 million resulting primarily from an increase in the book of business and exposure, mainly in the agriculture line of business, and higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business, due to reasons discussed above, and a higher level of mid-sized losses and normal fluctuations in profitability between periods;

•	an increase in large catastrophic losses of $67 million resulting from Hurricane Ike; and was partially offset by

•	an increase of $20 million in net favorable prior year development.

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

•

a decrease in losses and loss expenses of approximately $47 million resulting from a combination of the lower loss ratio estimates for the 2007 underwriting year, based on favorable pricing indications, lower net premiums earned and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

2008 over 2007

The acquisition costs increased in 2008 compared to 2007 as a result of higher net premiums earned. While the acquisition ratio for 2008 remained flat compared to the same period in 2007, the effect of the shift in the mix of business to the agriculture line reduced the acquisition ratio, which was offset by increases in the acquisition ratio for all other lines of business.

2007 over 2006

The acquisition costs decreased in 2007 compared to 2006 primarily as a result of lower net premiums earned. The increase in the acquisition ratio in 2007 compared to 2006 was the result of a modest shift from non-proportional to proportional business, which generally carries a higher acquisition ratio.

Technical result and technical ratio

2008 over 2007

The decrease of $135 million in the technical result and corresponding increase in technical ratio in 2008 compared to 2007 was primarily attributable to a decrease of $97 million resulting from a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business, higher loss estimates on the 2007 and 2008 underwriting years mainly related to the specialty casualty line of business and normal fluctuations in profitability between periods, and an increase in large catastrophic losses of $58 million relating to Hurricane Ike, net of $9 million of reinstatement premiums, partially offset by an increase in net favorable prior year development of $20 million.

2007 over 2006

The increase of $88 million in the technical result and corresponding decrease in the technical ratio for 2007 compared to 2006 was primarily explained by an increase in net favorable prior year development of $70 million, and an increase of $18 million resulting from the normal fluctuations in profitability between periods.

2009 Outlook

During the January 1, 2009 renewals, the Company saw diverse market conditions. The property market displayed a general strengthening in pricing as well as terms and conditions, while the casualty market pricing continued to decline, albeit at a decelerating pace. While approximately 40% of the January 1, 2009 renewal business remains in process (primarily related to the agriculture business, which traditionally renews later in the first quarter), the Company’s book of business indicated potential growth in this sub-segment primarily due to increased opportunities in the property line. Based on overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2009 renewals, Management expects an increase in demand for property coverages during the remainder of the year with similar terms and pricing, while remaining cautious about adding exposure in the U.S. specialty casualty line of business given pricing declines.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 81% of net premiums written for 2008 in this sub-segment, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Gross premiums written	$769	4%	$740	(3)%	$763
Net premiums written	765	4	738	(3)	760
Net premiums earned	$797	5	$758	(2)	$775
Losses and loss expenses	(454)	(13)	(523)	4	(505)
Acquisition costs	(198)	4	(191)	(9)	(209)

Technical result	$145	231	$44	(28)	$61
Loss ratio	56.9%		69.0%		65.1%
Acquisition ratio	24.9		25.2		27.1

Technical ratio	81.8%		94.2%		92.2%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 19%, 20% and 21% of total net premiums written in 2008, 2007 and 2006, respectively.

2008 over 2007

The increase in gross and net premiums written and net premiums earned in 2008 resulted from the motor and casualty lines of business and was primarily due to the weaker U.S. dollar in 2008 compared to 2007, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations contributed 8% to the increase in gross and net premiums written and 6% to net premiums earned. The increase in gross and net premiums written and net premiums earned was also due to the acquisition of the renewal rights of the international reinsurance business of the French Monceau Group in 2007, and was partially offset by increased cedant retentions and greater negative premium adjustments of $30 million reported by cedants in 2008 compared to 2007. Notwithstanding the increased competition, declines in pricing and the increased risk retention by cedants prevailing in the lines and markets of this sub-segment, particularly the property line, the Company was able to write business that met its portfolio objectives.

2007 over 2006

Gross and net premiums written and net premiums earned decreased by 3%, 3% and 2%, respectively, in 2007 compared to 2006. The decrease resulted from the property and motor lines and was partially offset by an increase in the casualty line. Net premiums written were impacted by lower negative premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 also partially offset the decrease in premiums written in this sub-segment, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. The foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 7%. The Company remained selective in an increasingly competitive environment and chose to retain business that met its profitability objectives instead of focusing on premium volume.

Losses and loss expenses and loss ratio

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 reflected a) net favorable loss development on prior accident years of $166 million, or 20.8 points on the loss ratio; b) higher level of mid-sized losses mainly in the property line of business; and c) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $166 million included net favorable development in all lines of business, but was most pronounced in the property line, and was primarily due to favorable loss emergence, as losses reported by cedants in 2008 for prior accident years were lower than the Company expected. Loss information provided by cedants in 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The decrease of $69 million in losses and loss expenses in 2008 compared to 2007 included:

•	an increase of $69 million in net favorable prior year development; and

•	a decrease of $12 million in large catastrophic losses; partially offset by

•

an increase in losses and loss expenses of approximately $12 million resulting from a combination of an increase in the book of business, a higher level of mid-sized losses, modestly lower profitability on the business written in 2008 and normal fluctuations in profitability between periods.

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

The increase of $18 million in losses and loss expenses for 2007 compared to 2006 included:

•

an increase in loss and loss expenses resulting from a higher level of mid-sized losses, partially offset by the decrease in the book of business and exposure, and normal fluctuations in profitability between periods totaling approximately $37 million; and

•	an increase in large catastrophic losses of $12 million; and was partially offset by

•	an increase of $31 million in net favorable prior year development.

Acquisition costs and acquisition ratio

2008 over 2007

The acquisition costs increased in 2008 compared to 2007 as a result of higher net premiums earned. The acquisition ratio decreased slightly following a shift in the distribution of net premiums earned during the year in this sub-segment to motor and casualty.

2007 over 2006

The decrease in acquisition costs in 2007 compared to 2006 was primarily due to the reduction in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned and higher acquisition costs in 2006 from sliding scale and profit commission adjustments, which also increased the acquisition ratio in 2006.

Technical result and technical ratio

2008 over 2007

The increase of $101 million in technical result and corresponding decrease in technical ratio for 2008 compared to 2007 was primarily explained by an increase of $69 million in net favorable prior year development, a decrease of $12 million in large catastrophic losses, and an increase of $20 million resulting from normal fluctuations in profitability between periods after considering growth in net earned premiums, and the increase in level of mid-sized losses in 2008.

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

2009 Outlook

During the January 1, 2009 renewals, the Company observed a stabilization of pricing levels in most markets in this sub-segment. Other terms and conditions were also stable. However, the trend towards increasing retentions by cedants and the conversion of treaties from proportional to non-proportional continued. As a result, the Company’s expected premium volume at constant foreign exchange rates reduced at the January 1, 2009 renewals in this sub-segment. Management expects similar or somewhat better pricing trends and conditions during the remainder of 2009.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 19% of the net premiums written in 2008 in this sub-segment. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 68% of the net premiums written, while specialty casualty is considered to be long-tail and represented 13% of the net premiums written in this sub-segment in 2008.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Gross premiums written	$1,172	12%	$1,049	4%	$1,012
Net premiums written	1,150	12	1,026	4	991
Net premiums earned	$1,046	4	$1,006	3	$979
Losses and loss expenses	(721)	60	(450)	1	(446)
Acquisition costs	(281)	8	(260)	10	(236)

Technical result	$44	(85)	$296	—	$297
Loss ratio	69.0%		44.7%		45.6%
Acquisition ratio	26.8		25.9		24.1

Technical ratio	95.8%		70.6%		69.7%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 29%, 27% and 27% of total net premiums written in 2008, 2007 and 2006, respectively.

2008 over 2007

Gross and net premiums written increased by 12% in 2008 compared to 2007. The increase resulted from all lines of business, with the most significant increases in net premiums written in the credit/surety and specialty casualty lines of business. Net premiums written were also impacted by higher positive premium adjustments of $37 million reported by cedants in 2008 compared to 2007, which resulted primarily from the engineering line of business. The increase of 12% in net premiums written in 2008 is higher than the increase of 4% in net premiums earned as a result of refining the Company’s earnings pattern methodology in certain lines of business. The weaker U.S. dollar in 2008 compared to 2007 also contributed significantly to the increase in premiums. Foreign exchange fluctuations contributed 5%, 6% and 5% to the increase in gross and net premiums written and net premiums earned, respectively. Notwithstanding the increased competition, declines in pricing and increased risk retention by cedants prevailing in certain lines and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

2007 over 2006

Gross and net premiums written and net premiums earned increased by 4%, 4% and 3%, respectively, in 2007 compared to 2006. The increase resulted from most lines of business, with the exception of aviation and energy, which decreased compared to 2006. Net premiums written were also impacted by lower positive premium adjustments received from cedants in 2007. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 contributed significantly to the increase in premiums, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S dollars at higher average exchange rates. Foreign exchange fluctuations contributed 5% to the increase in gross and net premiums written and net premiums earned.

Losses and loss expenses and loss ratio

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 for this sub-segment reflected a) net favorable loss development on prior accident years of $82 million, or 7.8 points on the loss ratio; b) large catastrophic losses related to Hurricane Ike of $67 million, or 6.2 points on the loss ratio of this sub-segment; c) a higher than usual level of mid-sized losses mainly in the energy, engineering and specialty casualty lines of business; d) higher loss estimates for the 2006, 2007 and 2008 underwriting years in the credit/surety line of business reflecting deteriorating economic and credit conditions as a result of the global financial crisis; and e) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable development of $82 million reported in 2008 included net favorable development for prior accident years in all lines of business with the exception of the energy line, which incurred net adverse loss development for prior accident years of $7 million. Loss information provided by cedants in 2008 for prior accident years was lower than the Company expected (higher for the energy line) and included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business with the exception of the energy line, which had the net effect of decreasing (increasing for the energy line) the level of prior year loss estimates.

The increase of $271 million in losses and loss expenses in 2008 compared to 2007 included:

•	a decrease of $121 million in net favorable prior year development;

•

an increase in losses and loss expenses of approximately $90 million resulting from a combination of higher loss estimates for the 2007 and 2008 underwriting years in the credit/surety line of business, a higher level of mid-sized losses, modestly lower profitability on the business written in 2008, an increase in the book of business and normal fluctuations in profitability between periods; and

•	an increase of $60 million in large catastrophic losses.

2007 over 2006

The losses and loss expenses and loss ratio reported in 2007 reflected a) losses related to European windstorm Kyrill of $7 million, or 0.7 points on the loss ratio; b) net favorable loss development on prior accident years of $203 million, or 20.1 points on the loss ratio; and c) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable development of $203 million included net favorable development for prior accident years in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants during 2007 for prior accident years were lower than the Company expected. Loss information provided by cedants in 2007 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing the level of prior year loss estimates.

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

Acquisition costs and acquisition ratio

2008 over 2007

The increase in acquisition costs in 2008 compared to 2007 is as a result of higher net premiums earned and due to the write-off of $15 million of acquisition costs in the credit/surety line of business, reflecting anticipated profitability on premiums to be earned in 2009. The increase in acquisition ratio is also due to this charge, which was partially offset by a slight decrease in the acquisition ratio for other lines attributable to a modest shift between lines of business that carry different acquisition ratios.

2007 over 2006

The increase in acquisition costs and acquisition ratio in 2007 compared to 2006 was attributable to an increase in net premiums earned, a modest shift between lines of business that carry different acquisition ratios, deterioration in the acquisition cost ratio in the credit/surety line of business, and profit commission adjustments.

Technical result and technical ratio

2008 over 2007

The decrease of $252 million in the technical result and corresponding increase in the technical ratio in 2008 compared to 2007 is explained by a decrease of $121 million in net favorable prior year development, a decrease of $74 million resulting from higher loss estimates for the 2007 and 2008 underwriting years for the credit/surety line of business, a higher level of mid-sized losses, modestly lower profitability on business written in 2008 and normal fluctuations in profitability between periods, and an increase of $57 million, net of $3 million reinstatement premiums, in large catastrophic losses in 2008 compared to 2007.

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

2009 Outlook

During the January 1, 2009 renewals, the Company observed divergent market conditions, with better pricing, terms and conditions and growth opportunities in several markets. However, in other markets the Company reduced exposures due to the uncertainty in the economic climate and to specifically reduce the Company’s exposure to financial and economic related risks. Overall, the Company’s premium volume at constant foreign exchange rates was slightly increased at the January 1, 2009 renewals in this sub-segment. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2009.

Catastrophe

The Catastrophe sub-segment is exposed to volatility resulting from catastrophic losses, and thus, profitability in any one year is not necessarily predictive of future profitability. The results of 2008, 2007 and 2006 demonstrate this volatility, as 2008 contained a large level of catastrophic losses, while 2007 and 2006 had an unusually low level of large catastrophic losses. This impacted the technical result and ratio and affected year-to-year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Gross premiums written	$413	3%	$401	(3)%	$412
Net premiums written	413	3	401	(3)	412
Net premiums earned	$403	(8)	$440	13	$388
Losses and loss expenses	(144)	213	(46)	(30)	(65)
Acquisition costs	(37)	(12)	(42)	(1)	(43)

Technical result	$222	(37)	$352	26	$280
Loss ratio	35.8%		10.5%		16.9%
Acquisition ratio	9.2		9.6		11.1

Technical ratio	45.0%		20.1%		28.0%

Premiums

The Catastrophe sub-segment represented 10%, 11% and 11% of total net premiums written in 2008, 2007 and 2006, respectively.

2008 over 2007

Gross and net premiums written increased by 3% and net premiums earned decreased by 8% in 2008 compared to 2007. The increases in gross and net premiums written included an additional $18 million of reinstatement premiums related to Hurricane Ike in 2008 compared to those related to European windstorm Kyrill in 2007. In addition, the weaker U.S. dollar in 2008 compared to 2007 also contributed to the increase in premiums. Foreign exchange fluctuations contributed 4% to the increase in gross and net premiums written and 3% to the increase in net premiums earned. The increases in gross and net premiums written from reinstatement premiums and foreign exchange fluctuations were partially offset by increased competition, declines in pricing and increased risk retention by cedants. The decrease in net premiums earned in 2008 compared to 2007 was the result of higher U.S. wind premiums earned in 2007 as a result of the refinement of the Company’s premium earnings pattern, which was partially offset by the impact of the reinstatement premiums and foreign exchange.

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

Losses and loss expenses and loss ratio

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 for this sub-segment reflected a) large catastrophic losses related to Hurricane Ike of $183 million, or 45.8 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $78 million, or 19.4 points on the loss ratio; and c) a lower level of mid-sized loss activity during 2008. The net favorable development of $78 million was primarily due to favorable loss emergence, as losses reported by cedants during 2008 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The increase of $98 million in losses and loss expenses for 2008 compared to 2007 included:

•	an increase of $150 million in large catastrophic losses; partially offset by

•	an increase of $36 million in net favorable prior year development; and

•	a decrease in losses and loss expenses of approximately $16 million resulting from a low level of mid-sized loss activity in 2008 and normal fluctuations in profitability between periods.

2007 over 2006

The losses and loss expenses and loss ratio reported in 2007 reflected a) losses related to European windstorm Kyrill of $33 million, or 7.5 points on the loss ratio; and b) net favorable loss development on prior accident years of $42 million, or 9.7 points on the loss ratio. The net favorable loss development of $42 million was primarily due to favorable loss emergence, as losses reported by cedants during 2007 for prior accident years were lower than the Company expected, and the reduction of the additional IBNR reserve established by the Company in 2006 on the large 2005 catastrophic loss events due to reduced concerns on litigation developments and evolving out of court settlement trends. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The decrease of $19 million in losses and loss expenses for 2007 compared to 2006 included:

•	an improvement of $66 million in net prior year development; partially offset by

•	an increase in large catastrophic losses of $33 million; and

•	an increase in losses and loss expenses of approximately $14 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

2008 over 2007

The decrease in acquisition costs in 2008 compared to 2007 is primarily due to the decrease in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned. The decrease in the acquisition ratio in 2008 compared to 2007 was primarily due the impact of reinstatement premiums, which do not have associated acquisition costs.

2007 over 2006

The decrease in acquisition costs and acquisition ratio in 2007 compared to 2006 was primarily due to a modest shift from proportional to non-proportional business.

Technical result and technical ratio

2008 over 2007

The decrease of $130 million in the technical result and corresponding increase in the technical ratio in 2008 compared to 2007 was primarily explained by an increase of $132 million, net of $18 million additional reinstatement premiums, in large catastrophic losses and a decrease of $34 million resulting from normal fluctuations in profitability between periods, which was partially offset by an increase of $36 million in net favorable prior year development.

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

2009 Outlook

During the January 1, 2009 renewals, the Company observed overall strengthening of terms and conditions and pricing, but the degree of strengthening varied by market. The Company’s expected premium volume increased at the January 1, 2009 renewals in this sub-segment, with growth more pronounced in certain markets. Management expects a continuation of these trends and conditions for the remainder of 2009.

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Gross premiums written	$584	(2)%	$597	18%	$507
Net premiums written	579	2	569	17	487
Net premiums earned	$576	1	$571	17	$487
Life policy benefits	(463)	2	(455)	25	(363)
Acquisition costs	(120)	4	(116)	(1)	(117)

Technical result	$(7)	NM	$—	(93)	$7
Other operating expenses	(43)	33	(33)	11	(29)
Net investment income	67	24	54	4	51

Allocated underwriting result (1)	$17	(21)	$21	(26)	$29

NM:    not meaningful

(1)	Allocated underwriting result is defined as net premiums earned and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 14%, 15% and 13% of total net premiums written in 2008, 2007 and 2006, respectively.

2008 over 2007

Gross premiums written decreased by 2%, and net premiums written and earned increased by 2% and 1% in 2008 compared to 2007, respectively. The decrease in gross premiums written in 2008 compared to 2007 was primarily driven by the non-renewal of a large longevity treaty, which was partially offset by the impact of foreign exchange and an additional $14 million of premiums reported by a cedant for a longevity treaty in run-off. Net premiums written increased despite the decrease in gross premiums written primarily because the Company purchased additional reinsurance protection in the mortality line of business in 2007 compared to 2008. The weaker U.S. dollar in 2008 and resulting foreign exchange fluctuations contributed an increase of 5% to gross and net premiums written and net premiums earned.

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

Life policy benefits

2008 over 2007

Life policy benefits increased by 2% in 2008 compared to 2007. The increase was primarily due to an increase in net adverse prior year reserve development of $22 million and additional life policy benefits of $21 million in 2008 reported by a cedant for a longevity treaty in run-off, which were partially offset by a change in the mix of business as the mortality line, which generally carries a lower level of life policy benefits than the longevity line, increased its percentage of the Life segment’s net premiums earned. The increase in net adverse prior year reserve development of $22 million reflected adverse development of $24 million in 2008 compared to $2 million in 2007. The $24 million of net adverse prior year reserve development in 2008 is comprised of $33 million of adverse development from the GMDB business and was partially offset by favorable development from short-term products. The adverse development on the GMDB business was primarily due to benefit reserves being linked to the performance of underlying capital market assets in France and also due to the impact of increased credit spreads on index-linked products that are interest-rate sensitive.

2007 over 2006

Life policy benefits increased by $92 million in 2007 compared to 2006. This was primarily attributable to the growth in the Company’s book of business and exposure, as evidenced by the 17% increase in net premiums earned for this segment. Life policy benefits for 2007 included net adverse prior year development of $2 million compared to net favorable prior year development of $12 million in 2006. The net adverse development of $2 million reported in 2007 included net adverse loss development in the longevity line of $26 million, partially offset by net favorable loss development in the mortality line of $24 million. The net adverse loss development in the longevity line in 2007 was primarily due to losses developing worse than expected and a change in assumptions used to value future policy benefits for the non-standard annuity business, while the net favorable loss development in the mortality line in 2007 was primarily due to favorable reserve development on long and short-term traditional mortality and TCI products.

Acquisition costs

2008 over 2007

The increase in acquisition costs in 2008 compared to 2007 was primarily attributable to higher rate of lapses than expected on TCI products in the mortality line and profit commission adjustments, which was partially offset by a decrease of $6 million in acquisition costs reported by a cedant for a longevity treaty in run-off.

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

Net investment income

2008 over 2007

Net investment income increased by $13 million in 2008 compared to 2007 primarily as a result of higher invested assets from the growth in the book of business. The 2007 comparative figure was also affected by a decrease of $4 million due to the commutation of a financing treaty.

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

Allocated underwriting result

2008 over 2007

The decrease in allocated underwriting result of $4 million in 2008 compared to 2007 is primarily explained by an increase in operating expenses of $10 million and a decrease in technical result of $7 million, which were partially offset by an increase in allocated investment income of $13 million. The decrease in the technical result of $7 million was driven by an increase of $22 million in net adverse prior year reserve development, which was partially offset by a change in the mix of business to the mortality line, as discussed above.

2007 over 2006

The decrease of $8 million in allocated underwriting result in 2007 compared to 2006 is primarily explained by the increase in net adverse prior year development of $14 million and higher operating expenses, partially offset by an increase in profitability of the mortality line, and an increase in net investment income of $3 million.

2009 Outlook

The Life segment experiences only limited active renewals, as several contracts are written on a continuous basis. The active renewal is mainly in the mortality line. For those treaties that actively renewed, pricing conditions and terms were stable. The Company expects a small increase in premiums written during 2009, assuming constant foreign exchange rates.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Non-life
Property and casualty
Casualty	15%	17%	17%
Property	16	17	18
Motor	6	5	6
Multiline and other	3	3	3
Specialty
Agriculture	7	4	5
Aviation/Space	5	5	6
Catastrophe	10	11	11
Credit/Surety	7	7	6
Engineering	5	5	5
Energy	2	2	2
Marine	4	4	3
Specialty casualty	4	3	3
Specialty property	2	2	2
Life	14	15	13

Total	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line in 2008, 2007 and 2006, which reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a shift in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Agriculture: the increase in premiums written resulted primarily from the growth in the Company’s agriculture line of business in its U.S. sub-segment, which benefited from increased opportunities, pricing and demand.

•	Casualty: the decrease in net premiums written was primarily due to increasingly competitive market conditions and a decrease in the amount of premiums written in the U.S. sub-segment.

2009 Outlook

During the January 1, 2009 renewals, the Company observed diverse market conditions. Based on renewal information received from cedants and brokers, and assuming similar trends and conditions experienced during the January 1, 2009 renewals continue throughout the year, Management expects increases in the relative distribution of its catastrophe premiums in 2009, remains cautious about adding exposure in its U.S. specialty casualty line of business given pricing declines, and expects other lines of business to be comparable to 2008.

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

The distribution of gross premiums written by treaty type for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Non-life Segment
Proportional	55%	52%	51%
Non-Proportional	27	28	30
Facultative	4	4	5
Life Segment
Proportional	13	15	13
Non-Proportional	1	1	1
Total	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The increase in the percentage of proportional gross premiums written for the Non-life segment in 2008 compared to 2007 resulted primarily from the growth in the Company’s agriculture line of business in its U.S. sub-segment. The decrease in the percentage of non-proportional gross premiums written for the Non-life segment in 2007 compared to 2006, resulted primarily from timing differences in the recognition of premiums in the U.S. sub-segment.

The decrease in the percentage of proportional gross premiums written for the Life segment in 2008 compared to 2007 results primarily from the non-renewal of a large longevity treaty in 2008 which was written on a proportional basis. The increase in the percentage of proportional gross premiums written for the Life segment in 2007 compared to 2006 resulted from the increase in the Company’s mortality business.

2009 Outlook

Based on renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2009 renewals continue throughout the year, Management expects the distribution of gross premiums written by treaty type in 2009 to be similar to 2008.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Europe	46%	45%	42%
North America	41	42	43
Latin America, Caribbean and Africa	8	7	7
Asia, Australia and New Zealand	5	6	8

Total	100%	100%	100%

The distribution of gross premiums written was comparable between all periods. The distribution of gross premiums for all non-U.S. regions was affected by foreign exchange fluctuations which increased the non-U.S. premiums, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates.

2009 Outlook

Based on renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2009 renewals continue throughout the year and assuming constant foreign exchange rates, Management expects the distribution of gross premiums written by geographic region in 2009 to be similar to 2008.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Broker	71%	69%	69%
Direct	29	31	31

The shift from direct to broker in 2008 compared to 2007 reflected an increase in gross premiums written through brokers in Europe, and a modest shift in the mix of gross premiums written in other geographic locations. The distribution of gross premiums written was comparable in 2007 and 2006.

2009 Outlook

Based on renewal information from cedants and brokers, and assuming similar conditions experienced during the January 1, 2009 renewals continue throughout the year, Management expects the production source of gross premiums written in 2009 to be similar to 2008.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2008, 2007 and 2006 (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Fixed maturities	$515	22%	$422	26%	$334
Short-term investments, trading securities, cash and cash equivalents	19	(66)	56	(9)	61
Equities	29	(19)	36	10	33
Funds held and other	37	15	32	(20)	40
Investment expenses	(27)	20	(23)	16	(19)

Net investment income	$573	9	$523	16	$449

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

2008 over 2007

Net investment income increased in 2008 compared to 2007 due to:

•

an increase in net investment income from fixed maturities due to an increase in the asset base resulting from the reinvestment of cash flows from operations of $1,159 million and from a change in asset allocation from equities to fixed maturities given the uncertainty and turmoil in equity markets, and higher average reinvestment rates on fixed maturities in 2008 compared to 2007; and

•	the weakening of the U.S. dollar, on average, during 2008 compared to 2007 contributed 2% of the increase in net investment income; partially offset by

•

a decrease in net investment income from short-term investments and cash and cash equivalents due to a lower average balance of cash and cash equivalents and lower yields on short-term investments and cash and cash equivalents during 2008 compared to the same period in 2007;

•	a decrease in net investment income from equities due to the reduction in the level of equity exposures held and lower dividends received on equity securities in 2008 compared to 2007; and

•	an increase in investment expenses of $4 million due to the increase in invested assets from 2007 to 2008.

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

•

a decrease in net investment income from short-term investments, trading securities, and cash and cash equivalents primarily due to the smaller asset allocation in 2007 to cash and cash equivalents and trading securities;

•

a decrease in net investment income on funds held due to the effect of the commutation of a financing treaty in the Company’s Life segment in 2007, which resulted in a decrease of $4 million of net investment income, and a decrease of $6 million in net investment income reported by a cedant for a longevity treaty in 2007 compared to 2006; and

•	an increase in investment expenses of $4 million resulting from the increase in the asset base.

2009 Outlook

Management expects a number of offsetting factors to affect net investment income in 2009 as compared to 2008. Positive factors include the Company’s larger invested asset base and the expected positive cash flow from operations (including net investment income). Management expects these favorable factors to be offset by lower reinvestment rates due to lower U.S. and European interest rates. Assuming constant foreign exchange rates, Management expects net investment income for 2009 to be comparable to 2008.

Net Realized and Unrealized Investment (Losses) Gains

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios.

Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities. Realized and unrealized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates and equity and credit market conditions.

As discussed in Overview above, the unprecedented events in the financial markets during the year ended December 31, 2008 had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized losses on investments. For the year ended December 31, 2008, the investment portfolio and net realized and net unrealized investment losses were primarily impacted by increased credit spreads, declines in equity markets and defaults on certain corporate bonds, which were partially offset by a decline in U.S. and European interest rates.

The components of net realized and unrealized investment (losses) gains for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions of U.S. dollars):

	2008	2007	2006
Net realized investment losses on fixed maturities and short-term investments, excluding other-than-temporary impairments	$(16)	$(17)	$(28)
Net realized investment (losses) gains on equities, excluding other-than- temporary impairments	(230)	82	91
Other-than-temporary impairments	—	(125)	(27)
Net realized gains on trading securities	—	19	22
Change in net unrealized investment (losses) gains on trading securities	—	(31)	11
Net realized and unrealized investment losses on equity securities sold but not yet purchased	—	(9)	(10)
Net realized and unrealized gains on designated hedging activities	—	7	10
Net realized gains (losses) on other invested assets	—	10	(1)
Change in net unrealized gains on other invested assets	3	—	—
Change in net unrealized investment losses on fixed maturities subject to the fair value option under SFAS 159	(151)	—	—
Change in net unrealized investment gains on short-term investments subject to the fair value option under SFAS 159	1	—	—
Change in net unrealized investment losses on equities subject to the fair value option under SFAS 159	(145)	—	—
Net other realized and unrealized investment gains (losses)	7	(8)	(21)

Net realized and unrealized investment (losses) gains	$(531)	$(72)	$47

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

2008 over 2007

Net realized and unrealized investment losses increased by $459 million, from a $72 million loss in 2007 to a $531 million loss in 2008 due to increases in credit spreads, declines in worldwide equity markets and defaults on certain corporate bonds, which were partially offset by decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $531 million in 2008 were primarily due to net realized losses on equities of $230 million, change in net unrealized losses on fixed maturities of $151 million, change in net unrealized losses on equities of $145 million, and net realized losses on fixed maturities of $16 million, partially offset by other net realized and unrealized gains of $11 million. The unrealized investment losses reflect the Company’s adoption of SFAS 159, which was effective January 1, 2008. Thus, the results of 2008 and 2007 are not comparable.

Change in net unrealized gains on other invested assets was $3 million in 2008, compared to net realized gains of $10 million in 2007. The net realized and unrealized gains on other invested assets of $3 million in 2008 primarily related to changes in unrealized gains on treasury and equity futures and credit default swaps, which were partially offset by the change in unrealized losses on insurance linked securities and principal finance transactions. The net realized gains on other invested assets of $10 million in 2007 primarily related to treasury futures.

Net other realized and unrealized investment gains of $7 million in 2008 resulted primarily from a $15 million gain related to the expiration of certain representations and warranties the Company provided related to the sale of its U.S. life operations in 2000, which was partially offset by an unrealized loss of $7 million from the Company’s application of the guidance of Derivatives Implementation Group (DIG) Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). Net other realized and unrealized investment losses of $8 million in 2007 resulted primarily from the impact of foreign exchange on the sale of equity securities.

2007 over 2006

During the years ended December 31, 2007 and 2006, the Company recorded charges for other-than-temporary impairments relating to its investment portfolio of $125 million ($57 million related to fixed maturity securities and $68 million related to equity securities) and $27 million ($25 million related to fixed maturity securities and $2 million related to equity securities). Typically, the Company considered impairment to have occurred when events have occurred that are likely to prevent the Company from recovering its investment in the security. The other-than-temporary impairment charges on fixed maturity securities were mainly a result of wider credit spreads. The Company also recorded other-than-temporary impairment charges on equity securities with large unrealized loss positions. The Company’s other-than-temporary impairment charge for 2007 did not include any write-downs related to sub-prime mortgages as it did not have any direct exposure to the sub-prime mortgage sector in its investment portfolio. Approximately 53% of the impairments recorded in 2007 related to securities of the finance sector and approximately 34% related to securities of the health care, consumer discretionary and industrial sectors, while the balance was related to securities of the retail and manufacturing sector. Approximately 60% of the impairments recorded in 2006 related to securities of the industrial and manufacturing sector, while the balance was related to securities of the banking and finance sector.

Net realized gains on trading securities, change in net unrealized investment (losses) gains on trading securities and net realized and unrealized investment losses on equity securities sold but not yet purchased result from the timing of disposition and the change in fair value of the trading securities.

Net realized and unrealized investment gains on designated hedging activities are primarily due to the comparative interest rate differential between the U.S. dollar and the euro during each period.

Net realized and unrealized gains on other invested assets were $10 million in 2007 compared to net realized and unrealized losses of $1 million in 2006. The difference between 2007 and 2006 resulted primarily from the increase of $14 million in net realized and unrealized gains on treasury futures recorded in 2007 compared to 2006.

Net other realized and unrealized investment losses resulted primarily from the impact of foreign exchange on the sale of equity securities.

Interest in (Losses) Earnings of Equity Investments

The interest in the results of equity investments represents the Company’s share of earnings related to private placement investments and limited partnerships in which the Company has more than a minor interest.

2008 over 2007

Losses from the Company’s interest in the results of equity investments amounted to $5 million in 2008, compared to losses of $83 million in 2007. The loss in 2008 is primarily related to unrealized mark-to-market losses and write-downs related to several unrelated private placement and limited partnership investments, while the loss in 2007 primarily reflected the write-down of $93 million of the Company’s investment in ChannelRe Holdings as discussed below.

2007 over 2006

Losses from the Company’s interest in the results of equity investments amounted to $83 million in 2007, compared to earnings of $12 million in 2006.

Included in the interest in the results of equity investments is the Company’s share of the results of ChannelRe Holdings. In 2004, the Company purchased a 20% ownership in ChannelRe Holdings, a non-publicly traded financial guaranty reinsurer, which assumed a portfolio of in-force business from MBIA and provides reinsurance services exclusively to MBIA. At December 31, 2007, the value of the Company’s investment in ChannelRe Holdings was written down to $nil, compared to $98 million at December 31, 2006. The underlying risks of this investment are municipal, non-U.S. infrastructure, structured finance transactions and CDOs. ChannelRe Holdings has some direct exposure to seasoned sub-prime mortgages in its reinsurance portfolio, and no direct exposure to sub-prime mortgages issued after 2004. ChannelRe Holdings also guaranteed certain CDOs that include sub-prime mortgage collateral. These have high attachment points, and are considered to be well structured.

ChannelRe Holdings provides some coverages on a derivative basis rather than on an insurance basis. The risks and obligations for ChannelRe Holdings are the same under both types of coverages. While coverages on an insurance basis would not be affected by the volatility of the investment market, ChannelRe Holdings has to mark-to-market the value of the derivatives based on the current market price of the underlying security, whether or not they expect to incur a claim for losses. Over time, the mark-to-market losses could be reversed if credit spreads tighten or the underlying securities continue to perform as they approach maturity.

The Company’s interest in ChannelRe Holdings’ negative results for the twelve month period ended September 30, 2007 was $6 million, which the Company recorded on a one-quarter lag. However, the Company recorded an additional charge of $87 million in its Consolidated Statements of Operations for the year ended December 31, 2007 to reflect the write-down of its total investment in ChannelRe Holdings due to unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expected to incur during the three month period ended December 31, 2007 and which were expected to result in ChannelRe Holdings having negative U.S. GAAP shareholders’ equity at that date. ChannelRe Holdings’ financial statements as of December 31, 2007 did present negative U.S. GAAP shareholders’ equity.

Partially offsetting the charge related to ChannelRe Holdings in 2007, the Company recorded $10 million of interest in earnings of equity investments related to other private placement investments and limited partnerships in which the Company has more than a minor interest.

2009 Outlook

With respect to strategic investments, the Company expects to see an increased flow of potential opportunities during 2009 as a result of the disruptions in the capital markets. The Company will evaluate these potential new opportunities for attractiveness during the year.

Technical Result and Other Income (Loss)

2008 over 2007

Technical result and other income included in Corporate and Other of $1 million and $6 million in 2008 are primarily related to income on insurance linked securities and principal finance transactions, and compare to a technical result of $3 million and other loss of $24 million in 2007. The decrease of $2 million in the technical result in 2008 compared to 2007 is primarily related to large catastrophic losses from Hurricane Ike of $13 million, net of reinstatement premiums, in the insurance-linked securities line in 2008, which is partially offset by higher net premiums earned in 2008 compared to 2007. The increase in other income of $30 million in 2008 primarily related to write-downs and mark-to-market adjustments on various transactions in the principal finance line in 2007. Subsequent to the adoption of SFAS 159 on January 1, 2008, these are now reflected in net realized and unrealized investment (losses) gains in the Consolidated Statements of Operations.

2007 over 2006

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

Other Operating Expenses

Other operating expenses were as follows (in millions of U.S. dollars):

	2008	% Change 2008 over 2007	2007	% Change 2007 over 2006	2006
Other operating expenses	$365	12%	$327	5%	$310

Other operating expenses represent 9.3%, 8.6% and 8.4% of the net premiums earned (both life and non-life) in 2008, 2007 and 2006, respectively. Other operating expenses included in Corporate and Other were $91 million, $80 million and $75 million, of which $75 million, $67 million and $62 million are related to corporate activities for 2008, 2007 and 2006, respectively.

2008 over 2007

The increase in operating expenses of 12% in 2008 compared to 2007 was primarily a result of higher personnel costs of $22 million, including salaries and stock-based compensation expense, and an increase in withholding taxes of $7 million, which were partially offset by a decrease in fixed asset depreciation charges. The weakening of the U.S. dollar, on average, in 2008 compared to 2007, contributed 5% to the increase in other operating expenses.

2007 over 2006

The increase in operating expenses of 5% in 2007 compared to 2006 consisted primarily of increases in personnel costs of $16 million and consulting and professional fees of $5 million, partially offset by decreases of $4 million in fixed asset depreciation and other costs. The weakening of the U.S. dollar, on average, in 2007 compared to 2006 contributed 3% to the increase of other operating expenses.

Financial Condition, Liquidity and Capital Resources

Investments

Total investments and cash were $11.7 billion at December 31, 2008, compared to $11.6 billion at December 31, 2007. The major factors influencing the increase during, 2008 were:

•	net cash provided by operating activities of $1,159 million;

•

net proceeds from the Company’s common shares of $113 million related to shares sold under the forward sale agreement of $212 million and $11 million related to the issuance of common shares under the Company’s equity plans, partially offset by the repurchase of common shares of $110 million under the Company’s share repurchase program; and

•	net proceeds of $28 million from the issuance of Senior Notes, the redemption of the 5.81% fixed rate bank loan and associated financing costs; partially offset by

•

a decrease in the market value of the investment portfolio (realized and unrealized) of $531 million resulting from a decrease in the equity portfolio of $375 million and the fixed maturity portfolio of $167 million, which was partially offset by other net realized and unrealized gains of $11 million;

•	dividend payments on common and preferred shares totaling $135 million;

•	a decrease in net payable for securities purchased of $17 million; and

•

other factors, the primary one being the net negative influence of the effect of a stronger U.S. dollar, relative to the euro and other currencies as it relates to the conversion of invested assets into U.S. dollars, amounting to approximately $464 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested entirely in high-quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities in terms of both duration and currency composition to protect the Company against changes in interest and foreign exchange rates. Capital funds represent the capital of the Company and contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines which include issuer and sector concentration limitations. Capital funds may be invested in investment grade and below investment grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

At December 31, 2008, the liability funds totaled $7.2 billion and were comprised of cash and cash equivalents and high-quality fixed income securities. The capital funds, which totaled $4.7 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed income securities.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, foreign currency option contracts, foreign exchange forward contracts, written covered call options and total return and interest rate swaps for the purpose of hedging market risk, replicating investment positions, managing market exposure and duration risks, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways.

Trading Securities

Effective January 1, 2008, the Company adopted SFAS 159. As a result of the adoption of SFAS 159, fixed maturities, short-term investments and equities that were previously classified as available for sale were reclassified as trading securities. The market value of investments classified as trading securities was $10.8 billion at December 31, 2008. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. At December 31, 2007, prior to the adoption of SFAS 159, investments classified as available for sale comprised approximately 96% of the Company’s total investments (excluding other invested assets), with 4% being classified as trading securities.

At December 31, 2008, approximately 97% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 96% of the Company’s fixed income securities were publicly traded. At December 31, 2007, approximately 96% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade by Standard & Poor’s (or estimated equivalent) and 96% of the invested assets held by the Company were publicly traded. The average credit quality of the Company’s fixed income securities at December 31, 2008 and 2007 was AA.

The average duration of the Company’s investment portfolio was 3.1 years at December 31, 2008 and 3.9 years at December 31, 2007. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.6 years to 3.1 years at December 31, 2008 and extend it from 3.7 years to 3.9 years at December 31, 2007. The decrease in the average duration of the Company’s investment portfolio at December 31, 2008 compared to December 31, 2007 reflects the Company’s decision to reduce interest rate risk given significantly lower U.S. and European risk-free interest rates prevailing in 2008.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at December 31, 2008 remained at 4.7%, the same as at December 31, 2007, reflecting lower U.S. interest rates in 2008 which were offset by widening spreads on corporate and mortgage-backed securities. The Company’s investment portfolio generated a positive total return of 0.2%, excluding the effects of foreign exchange, for the year ended December 31, 2008, compared to 8.4% for the year ended December 31, 2007. The lower total return was primarily due to the underperformance of risk asset classes, including equities, and was partially offset by increased investment income.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at December 31, 2008 and classified as available for sale at December 31, 2007 were as follows (in millions of U.S. dollars):

2008	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$881	$51	$(1)	$931
Other foreign governments	2,651	180	(7)	2,824
Corporate	3,568	62	(217)	3,413
Mortgage/asset-backed securities	3,119	72	(177)	3,014

Total fixed maturities	10,219	365	(402)	10,182
Short-term investments	117	—	—	117
Equities	637	10	(134)	513

Total	$10,973	$375	$(536)	$10,812

2007	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,204	$36	$—	$1,240
Other foreign governments	2,784	44	(7)	2,821
Corporate	3,124	40	(32)	3,132
Mortgage/asset-backed securities	2,290	30	(14)	2,306

Total fixed maturities	9,402	150	(53)	9,499
Short-term investments	97	—	—	97
Equities	839	60	(27)	872

Total (2)	$10,338	$210	$(80)	$10,468

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equity securities, net of other than temporary impairments.
(2)	At December 31, 2007, in addition to the available for sale securities in the 2007 table above, investments with a total fair value of $399 million were classified as trading, of which $16 million (with an unrealized gain of $1 million) related to fixed maturities and $383 million (with an unrealized loss of $10 million) related to equities.

The increase in fixed maturities and short-term investments from $9.6 billion at December 31, 2007 to $10.3 billion at December 31, 2008 is primarily related to new cash flows and a reduction in the Company’s asset allocation to equities, given the uncertainty and turmoil in the financial markets during the latter half of 2008, and also reflects an increase in mortgage-backed and corporate securities, partially offset by a decrease in U.S. government and agencies.

U.S. government and agencies included both U.S. treasuries and agencies of the U.S. government. At December 31, 2008, U.S. treasuries accounted for 90% of this category. Although U.S. treasuries and U.S. agencies are not rated, they are generally considered to have credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At December 31, 2008, 88% of this category was rated AAA, while investment grade foreign government and agency obligations accounted for the remaining 12%. The largest three foreign government issuers (Germany, France and Canada) accounted for 87% of this category at December 31, 2008.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At December 31, 2008, 94% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 64% were rated A- or better. While the ten largest issuers accounted for 25% of the corporate bonds held by the Company at December 31, 2008, no single issuer accounted for more than 4% of total corporate bonds or 1% of the Company’s total investments and cash at December 31, 2008. At December 31, 2008, U.S. bonds comprised 83% of this category, and the main exposures by economic sector were 36% in finance (15% were banks), 14% in communications, 13% in consumer noncyclicals and 10% in industrials. Within the finance sector, 99% of corporate bonds were rated investment grade and 89% were rated A- or better at December 31, 2008.

In the mortgage/asset-backed securities category, 90% were U.S. mortgage-backed and asset-backed securities at December 31, 2008. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at December 31, 2008, other than a $6 million investment in a distressed asset vehicle (included in other invested assets) where the Company deemed that the entry point and price of the investment were attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.7 billion at December 31, 2008, approximately 5% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 10% of this category at December 31, 2008 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 89% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of U.S. corporations and U.S. government agencies. At December 31, 2008, corporates comprised 57% of this category, 88% of which were rated investment grade, and 78% of which were in the finance sector.

Publicly traded common stocks (including public exchange traded funds and REITS) comprised 84% of equities at December 31, 2008. The majority of the remaining balance was comprised of a $42 million bank loan portfolio, which accounted for 8% of equities, with the balance primarily in high yield and convertible investments. Of the publicly traded common stocks, exchange traded funds and REITS, U.S. issuers represented 73% at December 31, 2008. While the ten largest common stocks accounted for 23% of equities (excluding equities held in exchange traded funds and mutual funds) at December 31, 2008, no single common stock issuer accounted for more than 5% of total equities or 1% of the Company’s total investments and cash at December 31, 2008. At December 31, 2008, the largest publicly traded common stock exposures by economic sector were 28% in consumer noncyclicals, 19% in finance, 11% in communications, and 11% in energy. The decrease in the Company’s equity portfolio from $0.9 billion at December 31, 2007 to $0.5 billion at December 31, 2008 was primarily due to a change in asset allocation from equities to fixed income securities and also due to a reduction in market values, both of which were driven by the uncertainty and turmoil in worldwide equity markets.

Maturity Distribution

The distribution of fixed maturities and short-term investments at December 31, 2008, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$546	$545
More than one year through five years	3,650	3,649
More than five years through ten years	2,631	2,730
More than ten years	390	361

Subtotal	7,217	7,285
Mortgage/asset-backed securities	3,119	3,014

Total	$10,336	$10,299

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at December 31, 2008:

% of total fixed income securities
Rating Category
AAA	62%
AA	5
A	19
BBB	11
Below investment-grade/unrated	3

100%

The Company’s AAA (or equivalent) rated securities, as a percentage of its total fixed income portfolio, decreased from 65% at December 31, 2007 to 62% at December 31, 2008. This decrease was the result of a change in asset allocation from U.S. government treasury securities to corporate bonds and mortgage/asset-backed securities given increased credit spreads. The Company’s A (or equivalent) rated securities increased from 12% to 19% over the same period. The average credit quality of the Company’s fixed income investment portfolio at December 31, 2008 and 2007 was AA.

Other Invested Assets

At December 31, 2008 and 2007, the Company had other invested assets of $74 million and $50 million, respectively. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in an unrealized loss position at December 31, 2008, are reported within other invested assets in the Company’s Consolidated Balance Sheets.

As part of the insurance-linked securities line, the Company has entered into various weather derivatives, for which the underlying risks include parametric weather risks. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. The fair value of weather derivatives (the Company’s net liabilities) was a net unrealized loss of $5 million and $2 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the total notional value of the Company’s derivatives was $60 million and $39 million, respectively.

As part of its principal finance transactions, the Company has entered into total return, interest rate, and credit default swaps, which are accounted for as derivative financial instruments.

For total return and interest swaps within principal finance, the Company uses internal valuation models to estimate the fair value and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. At December 31, 2008, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps (the Company’s net liabilities), was an unrealized loss of $25 million and $12 million, respectively. At December 31, 2008, the notional value of the Company’s assumed exposure in the form of total return swaps was $240 million. At December 31, 2007, the net fair value and notional value of the Company’s swaps was an unrealized loss of $34 million and $273 million, respectively.

The principal finance portfolio mix has broadened, and as a result, the proportion of the portfolio related to apparel and retail future flow or intellectual property backed transactions has declined from 56% as of December 31, 2007 to 50% as of December 31, 2008, with the remainder distributed over a number of generally unrelated risks. At December 31, 2008 and 2007, approximately 50% and 56%, respectively, of the underlying investments were rated investment-grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At December 31, 2008, the fair value of the Company’s assumed exposure in the form of credit default swaps (the Company’s net liabilities), was an unrealized loss of $5 million, which was offset by purchased protection in the form of credit default swaps with an unrealized gain of $7 million. At December 31, 2008, the notional value of the Company’s assumed exposure in the form of credit defaults swaps was $17 million, which was offset by protection purchased through the use of credit default swaps with a notional value of $19 million. At December 31, 2007, there were no credit default swap transactions outstanding within principal finance.

The Company utilizes credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions. Excluding the credit default swaps included within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized gain of $2 million and a net unrealized loss of $2 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the notional value of these credit default swaps was $248 million, comprised of $277 million of credit protection purchased and $29 million of credit exposure assumed. As discussed above, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury note futures was a net short position of $1,112 million and a long position of $485 million at December 31, 2008 and 2007, respectively, while the fair value of the futures contracts, recorded in other invested assets, was a net unrealized gain of $9 million and $1 million at December 31, 2008 and 2007 respectively. The Company also uses equity futures to replicate equity investment positions. The notional value of the equity futures was a short position of $10 million and $nil at December 31, 2008 and 2007, respectively, while the fair value of the equity futures, recorded in other invested assets, was a net unrealized loss of $1 million and $nil at December 31, 2008 and 2007, respectively.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. Foreign exchange forward contracts outstanding as of December 31, 2008 and 2007 resulted in a net unrealized loss of $5 million and an unrealized gain of $20 million, respectively. Foreign currency option contracts outstanding as of December 31, 2008 and 2007 resulted in an unrealized loss of $8 million and an unrealized gain of $1 million, respectively.

At December 31, 2008 and 2007, the Company had $83 million and $56 million, respectively, in strategic investments. These strategic investments included investments in non-publicly traded companies, private placement equity investments and other specialty asset classes. The Company also had $26 million in notes receivable at December 31, 2008.

Funds Held by Reinsured Companies (Cedants)

The Company writes certain business on a funds held basis. As of December 31, 2008 and 2007, the Company recorded $786 million and $1,083 million, respectively, of funds held assets in its Consolidated Balance Sheets, representing 5% of the Company’s total assets at December 31, 2008. The decline in funds held assets at December 31, 2008 compared to December 31, 2007 is primarily due to the stronger U.S. dollar conversion of funds held assets on contracts that are denominated in currencies that have depreciated against the U.S. dollar and due to the non-renewal of a longevity contract which was written on a funds held basis.

Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income. In general, the purpose of the funds held balances is to provide cedants with additional security that the Company will honor its obligations. The Company is subject to the credit risk of the cedant in the event of insolvency or the cedant’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due. At December 31, 2008, the five largest cedants represented 66% of the funds held asset, with overall net offsetting liabilities owed by the Company to those cedants.

Approximately 71% of the funds held assets at December 31, 2008 earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at December 31, 2008 ranged from 1.0% to 5.0%. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include two of the five cedants with the largest funds held assets, which represented 39% of the Company’s total funds held asset.

With respect to the remaining 29% of the funds held assets at December 31, 2008, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2008 included three of the five cedants with the largest funds held assets, representing 27% of the Company’s total funds held assets. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the cedant, including fluctuations in the market value of the underlying assets. One such treaty is a retrocessional agreement under which the Company receives more limited data than what is generally received under a direct reinsurance agreement. In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the cedant, the risk of loss to the Company is somewhat mitigated, as the Company generally has the contractual ability to offset a shortfall in the funds held asset with amounts owed to the cedant. The Company also has non-life treaties in which the investment performance of the net funds held asset corresponds to the interest income on the assets held by the cedant; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds held.

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company has applied the guidance of DIG B36. Accordingly, the Company recognizes as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held asset balance. In the case of the Company’s annuity contracts, there is also generally a resulting offsetting adjustment to deferred acquisition costs related to this business. At December 31, 2008, the cumulative value of such embedded derivatives was determined to be a loss of approximately $17 million, which is substantially offset by a comparable but opposite adjustment to deferred acquisition costs.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2008.

At December 31, 2008 and 2007, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,511 million and $7,231 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $7,385 million and $7,099 million, respectively.

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2008, 2007 and 2006 (in millions of U.S. dollars):

	2008	2007	2006
Net liability at beginning of year	$7,099	$6,732	$6,552
Net incurred losses related to:
Current year	2,564	2,042	2,000
Prior years	(418)	(414)	(252)

	2,146	1,628	1,748
Net paid losses	(1,581)	(1,620)	(1,860)
Effects of foreign exchange rate changes	(279)	359	292

Net liability at end of year	$7,385	$7,099	$6,732

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income —Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments, and Business—Reserves in Item 1 of Part I of this report for a discussion of the impact of foreign exchange on the net reserves.

The 2008 net incurred losses included $332 million for Hurricane Ike, the 2007 net incurred losses included $53 million for European windstorm Kyrill, and the 2006 net incurred losses reflected low large loss activity. The Non-life ratio of paid losses to net premiums earned was 47%, 51% and 59%, and the Non-life ratio of paid losses to incurred losses was 74%, 100% and 106% for the years ended December 31, 2008, 2007 and 2006, respectively. The lower non-life ratio of paid losses to incurred losses for the year ended December 31, 2008 compared to 2007 and 2006 is due to a higher level of net incurred losses in 2008, resulting primarily from Hurricane Ike, as well as lower paid losses in 2008 compared to 2007 and 2006, which included loss payments from the 2005 hurricane events.

Policy Benefits for Life and Annuity Contracts

At December 31, 2008 and 2007, the Company recorded gross policy benefits for life and annuity contracts of $1,432 million and $1,542 million, respectively, and net policy benefits for life and annuity contracts of $1,408 million and $1,499 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2008, 2007 and 2006 (in millions of U.S. dollars):

	2008	2007	2006
Net liability at beginning of year	$1,499	$1,388	$1,193
Net incurred losses	463	455	363
Net paid losses	(353)	(430)	(278)
Effects of foreign exchange rate changes	(201)	86	110

Net liability at end of year	$1,408	$1,499	$1,388

The decrease in net policy benefits for life and annuity contracts of $91 million from December 31, 2007 compared to December 31, 2008 is due to the stronger U.S. dollar conversion of policy benefits for life and annuity contracts that are denominated in currencies that have depreciated against the U.S. dollar, and was partially offset by an increase in net incurred losses, and a decrease in net paid losses in 2008 compared to 2007 due to the commutation of a financing treaty in 2007.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income—Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements, and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2008, were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Current portion of long-term debt— principal (1)	$200.0	$200.0	$—	$—	$—
Long-term debt—principal	200.0	—	200.0	—	—
Long-term debt—interest	6.7	4.3	2.4	—	—
Operating leases	151.5	26.6	51.7	38.0	35.2
Other operating agreements	27.4	9.2	15.4	2.8	—
Contract fees under forward sale agreement	8.1	5.4	2.7	—	—
Other invested assets (2)	89.1	51.1	34.5	3.5	—
Unpaid losses and loss expenses (3)	7,510.7	2,152.1	1,988.0	1,060.3	2,310.3
Policy benefits for life and annuity contracts (4)	2,228.9	275.6	158.3	161.4	1,633.6
Deposit liabilities (4)	500.2	56.7	60.2	70.1	313.2
Other long-term liabilities:
Senior Notes—principal (5)	250.0	—	—	—	250.0
Senior Notes—interest	NA	17.2	34.4	34.4	17.2 per annum
CENts—principal (6)	250.0	—	—	—	250.0
CENts—interest	NA	16.1	32.2	32.2	16.1 per annum
Series C cumulative preferred shares—principal (7)	290.0	—	—	—	290.0
Series C cumulative preferred shares—dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares—principal (7)	230.0	—	—	—	230.0
Series D cumulative preferred shares—dividends	NA	15.0	29.9	29.9	15.0 per annum

NA: not applicable

(1)	On January 14, 2009, the Company repaid the current portion of its long-term debt. Accordingly, the Company’s interest obligation has not been included in the above table.
(2)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.
(3)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2008, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.
(4)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2008 of $1,432 million and $362 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(5)	PartnerRe Finance A LLC does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million in its Consolidated Balance Sheets.
(6)	PartnerRe Finance II Inc. does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million in its Consolidated Balance Sheets.
(7)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 14 to Consolidated Financial Statements for further information.

The Contractual Obligations and Commitments table above does not include an estimate of the period of cash settlement of its tax liabilities with the respective taxing authorities given the Company cannot make a reasonably reliable estimate of the timing of cash settlements.

Due to the limited nature of the information presented above, it should not be considered indicative of the Company’s liquidity or capital needs. See Liquidity below.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at December 31, 2008 was $4.2 billion, a 2.8% decrease compared to $4.3 billion at December 31, 2007. The major factors contributing to the decrease in shareholders’ equity in 2008 were:

•

a $163 million decline in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar, including an unrealized loss related to the Company’s designated foreign exchange forward contracts hedging its net investment in foreign subsidiaries and branches;

•	dividends declared on both the Company’s common and preferred shares of $135 million;

•	repurchase of common shares of $110 million under the Company’s share repurchase program; and

•	a $13 million increase in the Company’s unfunded pension obligation; partially offset by

•	proceeds of $212 million from the reissuance of common shares held in treasury related to the maturity of the Company’s forward sale agreement;

•	net income of $47 million;

•

a $24 million increase in additional paid in capital due to share-based compensation expenses and the issuance of common shares under the Company’s employee equity plans of $32 million, which was partially offset by $8 million of contract fees related to the extension of half of the Company’s forward sale agreement; and

•	a $15 million change in net unrealized gains on investments, net of tax.

On January 1, 2008, following the adoption of SFAS 159, the Company reclassified $106 million from net unrealized gains, net of tax, included in accumulated other comprehensive income to opening retained earnings. This reclassification had no impact on the Company’s total shareholders’ equity.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s diluted book value per share decreased by 6% to $63.95 at December 31, 2008 from $67.96 at December 31, 2007 due to the decline in shareholders’ equity noted above, as well as additional shares outstanding as a result of net shares issuances in 2008.

The table below sets forth the capital structure of the Company at December 31, 2008 and 2007 (in millions of U.S. dollars):

	2008		2007
Capital Structure:
Long-term debt	$200	4%	$620	12%
Senior notes (1)	250	5	—	—
Capital efficient notes (2)	250	5	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	5	230	4
Common shareholders’ equity	3,679	75	3,802	73

Total Capital	$4,899	100%	$5,192	100%

(1)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million in its Consolidated Balance Sheets.
(2)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million in its Consolidated Balance Sheets.

In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.875% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the Senior Notes is payable semi-annually commencing on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

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

In October 2005, the Company entered into a forward sale agreement under which it agreed to sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company would deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008.

Under the terms of the unamended half of the forward sale agreement, in 2008 the Company delivered 3,366,295 common shares to the forward counterparty for total proceeds of $211.6 million (see Notes 14 and 15 to Consolidated Financial Statements).

On July 31, 2008, the Company amended the existing forward sale agreement. Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010 (see Off-Balance Sheet Arrangements below).

In October 2005, the Company entered into a loan agreement with Citibank, N.A. under which the Company borrowed $400 million. The loan, which had an original maturity of April 2009, bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company was not permitted to prepay the loan prior to its maturity, and the loan was not callable or puttable by the lender other than upon an event of default.

On July 31, 2008, the Company entered into an amendment (Loan Amendment) to the loan agreement with Citibank N.A. Under the terms of the Loan Amendment, the maturity of half of the original $400 million loan was extended to July 12, 2010. The remaining half of the original loan retained its original maturity of April 27, 2009. Under the Loan Amendment, the amended half of the loan will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the loan remained unchanged at 3-month LIBOR plus 0.50%.

On January 8, 2009, the Company entered into a second amendment to the loan agreement with Citibank N.A. Under the terms of the second loan amendment, the Company has a right to prepay the half of the original $400 million loan that has a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment will be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan will have a maturity of July 12, 2010 and the Company will not have a right to prepay this amount. The loan is otherwise unchanged.

On January 14, 2009, the Company repaid half of the original $400 million loan that was due April 27, 2009.

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s current and long-term debt and Senior Notes.

In September 2008, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At December 31, 2008, the Company had 5 million common shares remaining under its current share repurchase authorization. During 2008, the Company repurchased an aggregate of 1,532,460 of its common shares pursuant to its repurchase program at a total cost of approximately $110 million, representing an average cost of $71.79 per share, of which a cumulative 1.3 million common shares are currently held in treasury and are available for reissuance.

During 2007, the Company repurchased in the open market 3.6 million of its common shares pursuant to its share repurchase program at a total cost of $275.0 million, representing an average cost of $76.06 per share. No shares were repurchased in 2006.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $838 million at December 31, 2008. Cash flows from operations in 2008 decreased to $1,159 million, from $1,227 million in 2007. This decrease in cash flows from operations was mainly due to a change in asset allocation to sell approximately $128 million of trading securities in 2007, which were classified as operating cash flows. Following the adoption of SFAS 159 on January 1, 2008, purchases and sales of trading securities are classified as investing cash flows. Without the impact of trading securities, net cash provided by operating activities in 2007 was $1,099 million compared to $1,159 million in 2008.

The increase in cash flows in 2008 compared to 2007 was primarily due to a 9% increase in net investment income and lower taxes paid, which was partially offset by lower underwriting cash flows. The growth in net investment income was primarily a result of an increase in the asset base of the fixed maturity portfolio, higher average reinvestment rates on fixed maturities in 2008 compared to 2007, and the weakening of the U.S. dollar, on average, during 2008 compared to 2007. The lower underwriting cash flows in 2008 compared to 2007 were primarily driven by an increase in operating expenses.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments related to its long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its long-term debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2008, the Company incurred operating expenses of $73 million, interest paid was $16 million, common dividends paid were $100 million and preferred dividends paid were $35 million. In addition, the Company paid approximately $10 million of contract fees and interest related to its forward sale agreement in 2008. In January 2009, the Company announced that it was increasing its quarterly dividend to $0.47 per common share or approximately $106 million in total for 2009, assuming a constant number of common shares outstanding and a constant dividend rate, and it will pay approximately $35 million in dividends to preferred shareholders.

The Company relies primarily on cash dividends and payments from its subsidiaries to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from its subsidiaries to be the principal source of its funds to pay expenses and dividends. The payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. There are currently no significant restrictions on the payment of dividends by Partner Reinsurance. However, PartnerRe Europe is currently restricted from paying dividends under Irish company law given it has negative retained earnings due to transactions undertaken as part of its reorganization, and PartnerRe U.S. is currently restricted from paying dividends under New York law given it has negative earned surplus (see Note 11 to Consolidated Financial Statements).

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. PartnerRe U.S. Holdings and its subsidiaries have $250 million in Senior Notes as well as $250 million of CENts outstanding at December 31, 2008 and it will pay approximately $33 million in aggregate interest payments in 2009 related to this debt.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2009, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, or liquidate a portion of its high quality and liquid investment portfolio. As discussed under Investments above, the Company’s investments and cash totaled $11.7 billion at December 31, 2008, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $10.9 billion.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s syndicated unsecured credit facility (see Credit Facilities below). As of December 31, 2008, there were no borrowings under this line of credit.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Some of the Company’s reinsurance treaties contain special funding and termination clauses that would be triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to occur, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant (see Risk Factors in Item 1A of Part I of this report for the Company’s financial strength ratings).

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit are issued on an unsecured basis in respect of cedants’ reported loss and unearned premium reserves (see Note 18 to Consolidated Financial Statements).

Included in the total credit facilities available to the Company at December 31, 2008, is a $700 million five-year syndicated, unsecured credit facility which matures in September 2010. In February 2009, the Company and its lenders agreed to release one of the participants from its obligations under the syndicated facility. As such, the facility has been reduced from $700 million to $660 million. All other terms and conditions remain unchanged. This credit facility enables the Company to potentially increase its available credit from $660 million to $960 million. The ability of the Company to increase its available credit to $960 million is subject to the agreement of the credit facility participants and, given the current financial crisis and related credit environment, this may be limited.

The Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s syndicated unsecured credit facility. As of December 31, 2008, there were no borrowings under this line of credit.

The syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility some price protection. As long as the Company maintains a minimum senior unsecured debt rating of BBB+ by Standard & Poor’s and Baa1 by Moody’s, the pricing on the facility will not change significantly (see Risk Factors in Item 1A of Part I of this report for the Company’s financial strength ratings).

Some of the credit facilities contain customary default, cross payment and acceleration provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. The long-term debt and capital securities issued by the Company and its subsidiaries contain similar provisions. These include, but are not limited to, failure to make interest and principal payments, breaches of various covenants, payment defaults or acceleration of indebtedness, certain events of bankruptcy and changes in control of the Company. At December 31, 2008, the Company was in compliance with all required covenants, and no conditions of default existed related to the Company’s credit facilities or any of its debt or capital securities.

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it agreed to sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company would deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008.

Under the terms of the unamended half of the forward sale agreement, in 2008 the Company delivered 3,366,295 common shares to the forward counterparty for total proceeds of $211.6 million.

On July 31, 2008, the Company amended the existing forward sale agreement. Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008 (see Shareholders’ Equity and Capital Resources Management above), while the remaining half is extended to April 2010.

The extension with the forward counterparty allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the remaining term of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in April 2010, subject to a minimum price per share of $59.33 and a maximum price per share of $84.43 at December 31, 2008. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends (see Note 15 to Consolidated Financial Statements).

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to both its ownership of its Irish, French and Canadian subsidiaries and branches, whose functional currencies are the euro and Canadian dollar, and to underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro.

At December 31, 2008, the value of the U.S. dollar strengthened approximately 28% against the British pound, 20% against the Canadian dollar and 4% against the euro compared to December 31, 2007. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a decrease in the U.S. dollar value of the assets and liabilities denominated in these currencies at December 31, 2008.

Net foreign exchange gains amounted to $6 million during the year ended December 31, 2008 compared to losses of $15 million and $24 million during the years ended December 31, 2007 and 2006, respectively (see Review of Net Income above). In accordance with SFAS 52, “Foreign Currency Translation”, the foreign exchange gain or loss resulting from the translation of its subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity. The currency translation adjustment account decreased by $163 million during the year ended December 31, 2008 compared to increases of $129 million and $56 million during the years ended December 31, 2007 and 2006, reflecting both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of significant foreign exchange fluctuations, particularly in 2008.

The following table provides a reconciliation of the currency translation adjustment for the years ended December 31, 2008, 2007 and 2006 (in millions of U.S. dollars):

	2008	2007	2006
Currency translation adjustment at beginning of year	$198	$69	$13
Change in currency translation adjustment included in accumulated other comprehensive income	(126)	129	56
Net unrealized loss on designated net investment hedges included in accumulated other comprehensive income	(37)	—	—

Currency translation adjustment at end of year	$35	$198	$69

During the fourth quarter of 2008, the Company entered into foreign exchange contracts (with notional amounts of euro 250 million and Canadian $125 million) to hedge a portion of its net investment exposure to euro and Canadian dollar exchange fluctuations resulting from the translations of its Irish, French and Canadian subsidiaries and branches. The net unrealized loss of $37 million at December 31, 2008 is included in the table above. See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II below for a discussion of the Company’s risk related to changes in foreign currency movements.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

FSP SFAS 157-2

In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt FSP SFAS 157-2 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its consolidated shareholders’ equity and net income.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At December 31, 2008, liability funds represented 61% (or $7.2 billion) of the Company’s total invested assets. Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This practice seeks to protect the Company against changes in interest rates and foreign exchange rates. Although the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of assets and liabilities in a way that is generally offsetting.

At December 31, 2008, capital funds represented 39% (or $4.7 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk and higher return profile, such as preferred and common stocks, private equity and bond investments and convertible and high-yield fixed income securities, in addition to investment-grade securities. At December 31, 2008, 80% of the Company’s capital funds were invested in investment grade fixed income securities, which was reflective of the Company’s current view of available returns for higher risk assets. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative investments, subject to strict limitations. Derivative instruments may be used to hedge market risk, to enhance investment performance, to replicate investment positions or to manage market exposure and duration risks that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Risk Management and Finance Committee of the Board. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions and aims to diversify its counterparty credit risk exposure. (See Note 17 to the Consolidated Financial Statements for additional information concerning derivatives.)

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

While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the reported U.S. GAAP shareholders’ equity of the Company. The Company’s liabilities are carried at their nominal value, and are not adjusted for changes in interest rates, with the exception of certain policy benefits for life and annuity contracts and deposit liabilities that are interest rate sensitive; however, the Company’s invested assets are carried at fair value, which reflects such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in interest rates would have the opposite effect.

At December 31, 2008, the Company held approximately $3,014 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2008, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	December 31, 2008	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest)	$11,992	6%	$11,649	3%	$11,306	$10,963	(3)%	$10,620	(6)%
Total invested assets (including accrued interest)	12,580	6	12,237	3	11,894	11,551	(3)	11,208	(6)
Shareholders’ equity	4,885	16	4,542	8	4,199	3,856	(8)	3,513	(16)

This change does not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Consolidated Balance Sheets.

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

At December 31, 2007, the Company estimated that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximate 4%, or $404 million, decrease in the fair value of investments exposed to interest rates, or an approximate 3% and 9% decrease of the total invested assets and shareholders’ equity, respectively. Accordingly, the impact of an immediate change in interest rates on the Company’s fair value of investments, total invested assets and shareholders’ equity has not changed significantly at December 31, 2008 compared to December 31, 2007.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding long-term debt, senior notes, capital efficient notes (CENts) and preferred securities at December 31, 2008 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Long-term debt	200	196
Senior Notes (1)	250	237
Capital efficient notes (2)	250	95
Series C cumulative preferred shares	290	220
Series D cumulative preferred shares	230	164

(1)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million in its Consolidated Balance Sheets.
(2)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million in its Consolidated Balance Sheets. The fair value of the capital efficient notes was based on the initial issuance of $250.0 million from PartnerRe Finance II.

The fair value of the long-term debt has been calculated as the present value of estimated future cash flows using a discount rate reflective of the current market cost of borrowing under similar terms and conditions. The fair value of the Senior Notes and CENts has been calculated using quoted market prices based on the initial issuance of $250.0 million from PartnerRe Finance A and $250.0 million from PartnerRe Finance II, respectively. For the Company’s Series C and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

The fair value of the Company’s Series C and Series D cumulative preferred shares has not changed significantly at December 31, 2008 compared to December 31, 2007. The $135 million decrease in the fair value of the capital efficient notes from $230 million at December 31, 2007 to $95 million at December 31, 2008 reflects increased credit spreads in the current financial environment for this type of debt instrument.

Credit Spread Risk

The Company’s fixed income portfolio is exposed to credit spread risk. Fluctuations in market credit spreads have a direct impact on the market valuation of these securities. The Company manages credit spread risk by the selection of securities within its fixed income portfolio. Changes in credit spreads directly affect the market value of certain fixed income securities, but do not necessarily result in a change in the future expected cash flows associated with holding individual securities. Other factors, including liquidity, supply and demand, and changing risk preferences of investors, may affect market credit spreads without any change in the underlying credit quality of the security.

As with interest rates, changes in credit spreads impact the shareholders’ equity of the Company as invested assets are carried at fair value, which includes changes in credit spreads. As a result, an increase in credit spreads will result in a decrease in the fair value of the Company’s investments and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in credit spreads would have the opposite effect.

At December 31, 2008, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such spreads and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	December 31, 2008	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest)	$11,738	4%	$11,522	2%	$11,306	$11,090	(2)%	$10,874	(4)%
Total invested assets (including accrued interest)	12,326	4	12,110	2	11,894	11,678	(2)	11,462	(4)
Shareholders’ equity	4,631	10	4,415	5	4,199	3,983	(5)	3,767	(10)

The impacts of changes in credit spreads for all parallel shifts in basis points are lower than the impacts of changes in interest rates, as the change in credit spreads does not impact government fixed income securities. However, the change in credit spreads does assume that mortgage backed securities issued by government sponsored entities are affected, even though these typically exhibit significantly lower spread volatility than corporate fixed income securities. This change also excludes any impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets, although the offset would not be reflected in the Consolidated Balance Sheets.

The impact of an immediate change in credit spreads on the Company’s fair value of investments, total invested assets and shareholders’ equity has not changed significantly at December 31, 2008 compared to December 31, 2007.

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

For the Company’s capital funds, including its net investment in foreign subsidiaries and branches, the Company does not typically employ hedging strategies. However, due to the foreign exchange volatility in the latter part of 2008, the Company did enter into euro and Canadian dollar hedges (see Currency above).

The table below summarizes the Company’s gross and net exposure in its December 31, 2008 Consolidated Balance Sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$2,869	$284	$493	$20	$26	$47	$3,739
Other net liabilities	(2,373)	(193)	(232)	(224)	(49)	(367)	(3,438)

Total foreign currency exposure	496	91	261	(204)	(23)	(320)	301
Total derivative amount	(98)	(82)	(44)	180	58	320	334

Net foreign currency exposure	$398	$9	$217	$(24)	$35	$—	$635

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the invested assets and other net liabilities in the Company’s Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe Europe, whose functional currency is the euro, and certain of its branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the fourth quarter of 2008 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.

Assuming all other variables are held constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $64 million and $127 million, respectively, inclusive of the effect of the derivative and net investment hedges.

At December 31, 2007, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $844 million. The $209 million decrease in the Company’s net foreign currency exposure compared to December 31, 2007 primarily reflects a reduction in the Company’s euro exposure which is the result of entering into the net investment hedge.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At December 31, 2008, approximately 62% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 86% was rated A- or better and 3% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2008, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for 3.4% and 24.7% of the Company’s total corporate fixed income securities, respectively. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2008, the

Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts, including the net investment hedge, was $1,764 million, while the net value of those contracts was an unrealized loss of $13 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and as part of it principal finance activities. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. The Company purchased protection related to its investment portfolio, credit/surety line and principal finance activities primarily in the form of credit default swaps with a notional value of $296 million and an unrealized gain of $20 million at December 31, 2008.

At December 31, 2008, the notional value of the Company’s total return swaps was $240 million with an unrealized loss of $25 million, and the fair value of its interest rate swaps was an unrealized loss of $12 million. Separately, the Company has also assumed credit risk to replicate investment positions in the form of credit default swaps with a notional value of $46 million and an unrealized loss of $16 million at December 31, 2008.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. See Risk Factors in Item 1A of Part I of this report for detailed information on two brokers that accounted for approximately 42% of the Company’s gross premiums written for the year ended December 31, 2008.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2008 were $1,720 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible reinsurance balances receivable was $6 million at December 31, 2008.

Although the Company does not rely heavily on retrocessional reinsurance, it does require its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $154 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $6 million at December 31, 2008.

The concentrations of the Company’s counterparty credit risk exposures have not changed significantly compared to December 31, 2007.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $439 million, excluding fixed income mutual funds of $74 million) at December 31, 2008. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 and MSCI EAFE Indexes of approximately 0.9 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 and MSCI EAFE Indexes would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	December 31, 2008	10% increase	% change	20% increase	% change
Equities (excluding fixed income mutual funds)	$362	(17)%	$401	(9)%	$439	$477	9%	$516	17%
Total invested assets (excluding accrued interest)	11,648	(1)	11,687	—	11,725	11,763	—	11,802	1
Shareholders’ equity	4,122	(2)	4,161	(1)	4,199	4,237	1	4,276	2

This change does not take into account any potential mitigating impact from the fixed income market or taxes.

At December 31, 2007, the Company estimated that a 10% decrease in the S&P 500 Index would result in an approximate 9%, or $120 million, decrease in the fair value of the Company’s equity portfolio, or an approximate 1% and 3% decrease of the total invested assets and shareholders’ equity, respectively. Accordingly, the percentage impact of a decrease in equity markets on the Company’s equity portfolio has not changed significantly at December 31, 2008 compared to December 31, 2007, however, the absolute impacts on the Company’s equity portfolio, total invested assets and shareholders’ equity are significantly reduced compared to December 31, 2007, as a result of the decrease in the equity portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2008	December 31, 2007
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2008, $10,219,126; 2007, $nil)	$10,181,995	$—
Short-term investments, trading securities, at fair value (amortized cost: 2008, $116,445; 2007, $nil)	117,091	—
Equities, trading securities, at fair value (cost: 2008, $637,198; 2007, $nil)	512,812	—
Fixed maturities, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $9,401,962)	—	9,498,791
Short-term investments, available for sale, at fair value (amortized cost: 2008, $nil; 2007, $97,153)	—	97,307
Equities, available for sale, at fair value (cost: 2008, $nil; 2007, $838,777)	—	871,762
Trading securities, at fair value (cost: 2008, $nil; 2007, $407,541)	—	399,280
Other invested assets	74,493	50,201

Total investments	10,886,391	10,917,341
Cash and cash equivalents, at fair value, which approximates amortized cost	838,280	654,895
Accrued investment income	169,103	176,386
Reinsurance balances receivable	1,719,694	1,449,702
Reinsurance recoverable on paid and unpaid losses	153,594	158,494
Funds held by reinsured companies	786,422	1,083,036
Deferred acquisition costs	617,121	641,818
Deposit assets	342,132	398,079
Net tax assets	215,703	112,547
Goodwill	429,519	429,519
Net receivable for securities sold	43,007	50,065
Other assets	78,354	77,614

Total assets	$16,279,320	$16,149,496

Liabilities
Unpaid losses and loss expenses	$7,510,666	$7,231,436
Policy benefits for life and annuity contracts	1,432,015	1,541,687
Unearned premiums	1,273,787	1,267,873
Reinsurance balances payable	173,235	119,853
Ceded premiums payable	12,943	14,617
Funds held under reinsurance treaties	22,829	21,585
Deposit liabilities	362,485	435,852
Net tax liabilities	219,679	150,290
Accounts payable, accrued expenses and other	164,968	167,141
Current portion of long-term debt	200,000	—
Long-term debt	200,000	620,000
Debt related to senior notes	250,000	—
Debt related to capital efficient notes	257,605	257,605

Total liabilities	12,080,212	11,827,939

Shareholders’ Equity
Common shares (par value $1.00, issued: 2008, 57,748,507; 2007, 57,379,516)	57,749	57,380
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 11,600,000; aggregate liquidation preference: 2008 and 2007, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 9,200,000; aggregate liquidation preference: 2008 and 2007, $230,000,000)	9,200	9,200
Additional paid-in capital	1,465,688	1,441,598
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2008, $nil; 2007, $32,769)	3,943	94,747
Currency translation adjustment	34,888	197,777
Unfunded pension obligation (net of tax of: 2008, $4,668; 2007, $1,021)	(16,023)	(3,274)
Retained earnings	2,729,662	2,753,784
Common shares held in treasury, at cost (2008, 1,295,173; 2007, 3,129,008)	(97,599)	(241,255)

Total shareholders’ equity	4,199,108	4,321,557

Total liabilities and shareholders’ equity	$16,279,320	$16,149,496

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Revenues
Gross premiums written	$4,028,248	$3,810,164	$3,733,920
Net premiums written	$3,989,435	$3,757,109	$3,689,548
(Increase) decrease in unearned premiums	(61,411)	20,362	(22,280)

Net premiums earned	3,928,024	3,777,471	3,667,268
Net investment income	572,964	523,259	449,401
Net realized and unrealized investment (losses) gains	(531,360)	(72,492)	47,160
Other income (loss)	10,335	(17,479)	23,555

Total revenues	3,979,963	4,210,759	4,187,384

Expenses
Losses and loss expenses and life policy benefits	2,609,220	2,082,461	2,111,337
Acquisition costs	898,882	849,715	849,241
Other operating expenses	365,009	326,486	309,544
Interest expense	51,228	54,017	61,387
Net foreign exchange (gains) losses	(6,221)	15,552	23,204

Total expenses	3,918,118	3,328,231	3,354,713
Income before taxes and interest in (losses) earnings of equity investments	61,845	882,528	832,671
Income tax expense	9,705	81,748	95,305
Interest in (losses) earnings of equity investments	(5,573)	(82,968)	11,966

Net income	46,567	717,812	749,332
Preferred dividends	34,525	34,525	34,525

Net income available to common shareholders	$12,042	$683,287	$714,807

Comprehensive (loss) income, net of tax
Net income	$46,567	$717,812	$749,332
Change in net unrealized gains or losses on investments, net of tax	15,157	37,834	(20,136)
Change in currency translation adjustment	(162,889)	129,043	56,120
Change in unfunded pension obligation, net of tax	(12,749)	4,003	(418)

Comprehensive (loss) income	$(113,914)	$888,692	$784,898

Per share data
Net income per common share:
Basic net income	$0.22	$12.18	$12.58
Diluted net income	$0.22	$11.87	$12.37
Weighted average number of common shares outstanding	54,347,052	56,104,359	56,822,496
Weighted average number of common and common share equivalents outstanding	55,639,600	57,557,920	57,802,787
Dividends declared per common share	$1.84	$1.72	$1.60

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Common shares
Balance at beginning of year	$57,380	$57,076	$56,730
Issue of common shares	369	791	346
Repurchase of common shares	—	(487)	—

Balance at end of year	57,749	57,380	57,076

Preferred shares
Balance at beginning and end of year	20,800	20,800	20,800

Additional paid-in capital
Balance at beginning of year	1,441,598	1,413,977	1,373,992
Issue of common shares	24,090	60,918	40,092
Repurchase of common shares	—	(33,297)	—
Reclassification of deferred compensation under SFAS 123(R)	—	—	(107)

Balance at end of year	1,465,688	1,441,598	1,413,977

Deferred compensation
Balance at beginning of year	—	—	(107)
Reclassification of deferred compensation under SFAS 123(R)	—	—	107

Balance at end of year	—	—	—

Accumulated other comprehensive income
Balance at beginning of year	289,250	118,370	89,663
Impact of adopting SFAS 159	(105,961)	—	—
Change in net unrealized gains or losses on investments, net of tax	15,157	37,834	(20,136)
Change in currency translation adjustment	(162,889)	129,043	56,120
Unfunded pension obligation, net of tax
Change in unfunded pension obligation, net of tax	(12,749)	4,003	(418)
Transition adjustment to apply SFAS 158	—	—	(6,859)

Balance at end of year	22,808	289,250	118,370

Retained earnings
Balance at beginning of year	2,753,784	2,175,624	1,551,709
Net income	46,567	717,812	749,332
Dividends on common shares	(100,102)	(96,406)	(90,892)
Dividends on preferred shares	(34,525)	(34,525)	(34,525)
Reissuance of treasury shares	(42,023)	—	—
Impact of adopting SFAS 159	105,961	—	—
Impact of adopting FIN 48	—	(8,721)	—

Balance at end of year	2,729,662	2,753,784	2,175,624

Common shares held in treasury
Balance at beginning of year	(241,255)	—	—
Repurchase of common shares	(110,017)	(241,255)	—
Reissuance of treasury shares	253,673	—	—

Balance at end of year	(97,599)	(241,255)	—

Total shareholders’ equity	$4,199,108	$4,321,557	$3,785,847

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Cash flows from operating activities
Net income	$46,567	$717,812	$749,332
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	7,923	1,800	22,311
Net realized and unrealized investment losses (gains)	531,360	72,492	(47,160)
Changes in:
Net sales (purchases) of trading securities	—	127,748	(390,470)
Reinsurance balances, net	(284,771)	209,659	(12,328)
Reinsurance recoverable on paid and unpaid losses	2,708	15,500	49,126
Funds held by reinsured companies	155,427	(34,958)	50,049
Deferred acquisition costs	(20,289)	(55,642)	(73,207)
Net tax assets and liabilities	(22,680)	15,663	71,614
Unpaid losses and loss expenses including life policy benefits	651,021	16,620	(73,617)
Unearned premiums	61,411	(20,362)	22,280
Other changes in operating assets and liabilities	36,540	145,499	100,501
Other, net	(6,219)	15,551	23,343

Net cash provided by operating activities	1,158,998	1,227,382	491,774

Cash flows from investing activities
Sales of fixed maturities	6,045,475	4,100,792	3,897,715
Redemptions of fixed maturities	844,948	963,975	731,133
Purchases of fixed maturities	(8,093,855)	(6,362,080)	(5,620,788)
Sales of short-term investments	189,452	175,169	27,532
Redemptions of short-term investments	4,537	143,040	295,005
Purchases of short-term investments	(212,189)	(272,496)	(209,743)
Sales of equities	1,677,671	1,707,193	9,669,692
Purchases of equities	(1,338,682)	(1,653,316)	(9,236,119)
Other, net	(61,451)	4,332	8,689

Net cash used in investing activities	(944,094)	(1,193,391)	(436,884)

Cash flows from financing activities
Cash dividends paid to shareholders	(134,627)	(130,931)	(125,417)
Repurchase of common shares	(110,017)	(275,039)	—
Proceeds from issuance of common and treasury shares	222,736	37,907	17,225
Redemption of long-term debt	(220,000)	—	—
Proceeds from issuance of senior notes	250,000	—	—
Contract fees on forward sale agreement	(10,006)	(10,414)	(9,594)
Net issue of capital efficient notes	—	—	244,096
Net redemption of trust preferred securities	—	—	(200,000)

Net cash used in financing activities	(1,914)	(378,477)	(73,690)

Effect of foreign exchange rate changes on cash	(29,605)	10,593	6,210

Increase (decrease) in cash and cash equivalents	183,385	(333,893)	(12,590)
Cash and cash equivalents—beginning of year	654,895	988,788	1,001,378

Cash and cash equivalents—end of year	$838,280	$654,895	$988,788

Supplemental cash flow information:
Taxes paid	$36,007	$65,457	$26,869
Interest paid	$51,190	$55,110	$51,759

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

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	Unpaid losses and loss expenses;

•	Policy benefits for life and annuity contracts;

•	Gross and net premiums written and net premiums earned;

•	Recoverability of deferred acquisition costs;

•	Recoverability of deferred tax assets;

•	Valuation of goodwill; and

•	Valuation of fixed maturity and equity investments that are measured using significant unobservable inputs and valuation of other invested assets, including certain derivative financial instruments.

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

(b) Losses and Loss Expenses and Life Policy Benefits

The liability for unpaid losses and loss expenses includes amounts determined from loss reports on individual treaties (case reserves), additional case reserves when the Company’s loss estimate is higher than reported by the cedants (ACRs) and amounts for losses incurred but not yet reported to the Company (IBNR). Such reserves are estimated by Management based upon reports received from ceding companies, supplemented by the Company’s own actuarial estimates of reserves for which ceding company reports have not been received, and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry experience and Management’s judgment. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided. Any adjustments are reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

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

(c) Deferred Acquisition Costs

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are primarily related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in determining the recoverability of deferred acquisition costs. Acquisition costs related to individual life and annuity contracts are deferred and amortized over the premium-paying periods in proportion to anticipated premium income, allowing for lapses, terminations and anticipated investment income. Acquisition costs related to universal life and single premium annuity contracts for which there is no significant mortality or critical illness risk are deferred and amortized over the lives of the contracts as a percentage of the estimated gross profits expected to be realized on the contracts.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(e) Deposit Assets and Liabilities

In the normal course of its operations, the Company enters into certain contracts that do not meet the risk transfer provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (SFAS 113). While these contracts do not meet the risk transfer provisions of SFAS 113, there is a remote possibility that the Company will suffer a loss. These contracts are accounted for using the deposit accounting method in accordance with Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”. For these contracts, the Company originally records deposit liabilities for an amount equivalent to the consideration received. The consideration to be retained by the Company, irrespective of the experience of the contracts, is earned over the expected settlement period of the contracts, with any unearned portion recorded as a component of deposit liabilities. Actuarial studies are used to estimate the final liabilities under these contracts and the appropriate accretion rates to increase or decrease the liabilities over the term of the contracts. The change for the period is recorded in other income or loss in the Consolidated Statements of Operations.

Under some of these contracts, cedants retain the assets on a funds held basis. In those cases, the Company records those assets as deposit assets and records the related income in other income or loss in the Consolidated Statements of Operations.

(f) Investments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157). Fair value is the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

In October 2008, the FASB issued FSP SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP SFAS 157-3), which clarifies the application of SFAS 157 and provides considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The adoption of SFAS 157 and FSP SFAS 157-3 did not have a material impact on the Company’s consolidated shareholders’ equity or net income. See Note 3 for additional information on fair value.

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

Under the provisions of SFAS 159, the Company elected the fair value option for all of its fixed maturities, short-term investments, equities and certain other invested assets (including swaps and derivatives but excluding certain other invested assets, such as those that are accounted for using the equity method of accounting or investment company accounting).

On adoption of SFAS 159, the Company recorded a cumulative effect adjustment of $106.0 million, net of taxes, which decreased accumulated other comprehensive income and increased opening retained earnings as of January 1, 2008. The adoption of SFAS 159 did not have any impact on the Company’s consolidated net income, shareholders’ equity nor its comprehensive income.

Following the adoption of SFAS 159, all of the Company’s fixed maturities, short-term investments and equities that were previously classified as available for sale securities, as well as certain other invested assets, are reported as trading securities. Trading securities are carried at fair value with all changes in fair value included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. Prior to the adoption of SFAS 159, fixed maturities, short-term investments and equities that were classified as available for sale were carried at fair value with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets. The Company believes that accounting for its investments as trading provides a better presentation of the Company’s total return on its investments and also removes an element of management judgment from the preparation of its financial statements by no longer requiring an assessment of its investments for other-than-temporary impairment. Prior to the adoption of SFAS 159, the Company evaluated the fair value of its investments on a periodic basis to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) was other-than-temporary. If the decline in fair value was judged to be other-than-temporary, the cost or amortized cost of the individual security was written down to fair value and a new cost basis was established, with the amount of the write-down included as a realized investment loss in the period in which the determination of other-than-temporary impairment was made.

Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase.

Other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, derivative financial instruments and other specialty asset classes. Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares, and limited partnerships in which the Company has more than a minor interest, are accounted for using the equity method. Other invested

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

assets are recorded based on valuation techniques depending on the nature of the individual assets. The valuation techniques used by the Company are generally commensurate with standard valuation techniques for each asset class.

Net investment income includes interest and dividend income, amortization of premiums and discounts on fixed maturities and short-term investments and investment income on funds held, and is net of investment expenses and withholding taxes. Investment income is recognized when earned. Realized gains and losses on the disposal of investments are determined on a first-in, first-out basis. Investment purchases and sales are recorded on a trade-date basis.

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

(j) Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries and branches are generally their functional currencies, except for the Bermuda subsidiaries and the Company’s Swiss branch, whose functional currencies are the U.S. dollar. In translating the financial statements of those subsidiaries or branches whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the average rates of exchange for the period. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet dates. The resulting foreign exchange gains or losses are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The Company also records realized and unrealized foreign exchange gains and losses on certain hedged items in net foreign exchange gains and losses in the Consolidated Statements of Operations (see Note 2(k)).

(k) Derivatives Used in Hedging Activities

The Company utilizes derivative financial instruments as part of its overall currency risk management strategy. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. On the date the Company enters into a derivative contract, Management designates whether the derivative is to be used as a hedge of an identified underlying exposure (a designated hedge). The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the Consolidated Financial Statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability being hedged.

Following the adoption of SFAS 159, derivatives employed by the Company to hedge currency exposure related to fixed income securities and derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities, except for the hedge of the Company’s net investment in non-U.S. dollar functional currency subsidiaries and branches, are no longer designated as hedges under SFAS 133. The changes in fair value of the non-designated hedges are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.

Prior to the adoption of SFAS 159, the Company used currency derivatives to hedge the fair value of certain available for sale fixed income securities related to the Company’s liability funds (funds representing invested assets supporting net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets). These derivatives were designated as fair value hedges under SFAS 133, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency were recognized in net realized investment gains and losses in the Consolidated Statements of Operations.

As part of its overall strategy to manage its level of currency exposure, the Company uses forward foreign exchange derivatives to partially hedge the net investment in certain non-U.S. dollar functional currency subsidiaries and branches. These derivatives have been designated as net investment hedges under SFAS 133, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in currency translation adjustment in the Consolidated Balance Sheets.

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset or liability that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and on an ongoing basis. The Company assesses the effectiveness of its designated hedges using the period-to-period dollar offset method on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective under SFAS 133. The time value component of the designated net investment hedges is included in the assessment of hedge effectiveness.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item. To the extent that the Company discontinues hedge accounting related to its net investment in non-U.S. dollar functional currency subsidiaries and branches, because, based on Management’s assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in current period net income through net foreign exchange (gains) losses.

(l) Investment Related Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, foreign currency option contracts, foreign exchange forward contracts and written covered call options for the purpose of replicating investment positions, managing market exposure and duration risks, or enhancing investment performance. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets and changes in fair value are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations, and changes in the fair value of foreign currency option contracts and foreign exchange forward contracts are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The fair value of these derivatives are based on quoted market prices, or internal valuation models where quoted market prices are not available. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

(m) Weather Derivatives

The Company has entered into weather related transactions that are structured as insurance, reinsurance or derivatives. When those transactions are determined to be derivatives, they are recorded at fair value with the changes in fair value reported in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. The Company uses internal valuation models to estimate the fair value of these derivatives.

(n) Total Return and Interest Rate Swaps

The Company has entered into total return and interest rate swaps. Margins related to these swaps are included in other income or loss in the Consolidated Statements of Operations and any changes in the fair value of the swaps are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. The Company records these swaps at fair value, based on internal valuation models.

(o) Treasury Shares

Common shares repurchased by the Company and not cancelled are classified as treasury shares, and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets. When shares are reissued from treasury, the Company uses the average cost method to determine the cost of the reissued shares. Gains on sales of treasury stock are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from sales or retirements of treasury shares are included therein, otherwise losses are charged to retained earnings.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

The fair value of the compensation cost is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards granted to employees who are eligible for retirement and do not have to provide additional services are expensed at the date of grant.

(r) Pensions

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) as of December 31, 2006. The Company recognizes an asset or a liability in the Consolidated Balance Sheets for the funded status of defined benefit plans that are overfunded or underfunded, respectively, measured as the difference between the fair value of plan assets and the pension obligation and recognizes changes in the funded status of defined benefit plans in the year in which the changes occur as a component of accumulated other comprehensive income, net of tax.

(s) Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) requires a variable interest entity (VIE) to be consolidated by a company if that company is determined to be the primary beneficiary of the VIE, such that it is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company has determined that PartnerRe Finance A, which issued the Senior Notes, and PartnerRe Finance II, which issued the capital efficient notes (CENts), do not meet the consolidation requirements of FIN 46(R). As a result, the Company has not consolidated PartnerRe Finance A and PartnerRe Finance II and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 13). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(t) Segment Reporting

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

(u) Recent Accounting Pronouncements

FSP SFAS 157-2

In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt FSP SFAS 157-2 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its consolidated shareholders’ equity and net income.

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

SFAS 163

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). SFAS 163 clarifies the recognition and measurement of premium revenue and claim liabilities, and requires expanded disclosures about an entity’s financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has determined that the impact of the adoption of SFAS 163 on its consolidated shareholders’ equity and net income is immaterial and no additional disclosures are required at December 31, 2008.

EITF 07-05

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

3. Fair value

(a) SFAS 157

The SFAS 157 fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement.

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 inputs—Unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange and exchange traded derivatives, such as futures and options that are actively traded.

•

Level 2 inputs—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities; Organization for Economic Co-operation and Development Sovereign Treasury bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (“ABS”); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, equity put and call options, interest rate swaps and credit default swaps.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; private ABS; credit linked notes; loans receivable; total return swaps and weather derivatives.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,103,857	$78,138	$10,181,995
Short-term investments, trading securities	—	116,954	137	117,091
Equities, trading securities	436,627	42,638	33,547	512,812
Other invested assets	—	(870)	(16,136)	(17,006)

Total	$436,627	$10,262,579	$95,686	$10,794,892

At December 31, 2008, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $91.5 million, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Substantially all of the accrued investment income in the Consolidated Balance Sheet as of December 31, 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected.

The following table is a reconciliation of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the year ended December 31, 2008 (in thousands of U.S. dollars):

	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of year	$15,166	$—	$39,606	$(14,838)	$39,934
Realized and unrealized investment (losses) gains included in net income	(7,684)	23	(6,059)	(12,368)	(26,088)
Net purchases, sales and settlements	74,114	114	—	11,070	85,298
Transfers out of Level 3	(3,458)	—	—	—	(3,458)

Balance at end of year	$78,138	$137	$33,547	$(16,136)	$95,686
Change in unrealized investment (losses) gains relating to assets held at end of year	$(7,684)	$23	$(6,059)	$(27,742)	$(41,462)

Changes in the fair value of the Company’s financial instruments measured at fair value, for which the fair value option was elected, during the year ended December 31, 2008 were as follows (in thousands of U.S. dollars):

For the year ended December 31, 2008
Fixed maturities, trading securities	$(150,860)
Short-term investments, trading securities	551
Equities, trading securities	(144,634)

Total	$(294,943)

All of the above changes in fair value are included in the Consolidated Statements of Operations under the caption Net realized and unrealized investment (losses) gains.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial asset recorded in the Consolidated Balance Sheets. Following the adoption of SFAS 157 and FSP SFAS 157-3, there have been no material changes in the Company’s valuation techniques.

Fixed maturities and short-term investments

Substantially all of the Company’s fixed maturities and short-term investments are categorized as Level 2 within the SFAS 157 hierarchy. The Company receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will categorize that security as Level 3. The Company’s private ABS are classified as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Other invested assets

The Company’s foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps and credit default swaps are categorized as Level 2 within the SFAS 157 hierarchy. Included within the Company’s Level 3 categorization are unlisted equities including preference shares, unit trusts, credit linked notes, loans receivable, total return swaps and weather derivatives. The Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any counterparty would not have a significant impact on the Company’s financial statements.

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

(b) Fair Value of Financial Instruments Prior to the Adoption of SFAS 157 and Fair Value of Financial Instrument Liabilities

There were no material differences in the Company’s valuation techniques for financial instrument assets described above prior to the adoption of SFAS 157 and the carrying value of the Company’s financial instrument assets equaled their fair value. At December 31, 2007, included in other invested assets were financial instruments with negative carrying and fair values of $15.8 million. The negative fair value of these other invested assets reflects fair value adjustments on derivative financial instruments. In accordance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS 107), the Company’s investments accounted for under the equity method were excluded for the purpose of the fair value disclosure.

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value. SFAS 107 excludes insurance contracts (other than financial guarantees), investment contracts and certain other financial instruments.

Policy benefits for life and annuity contracts have a fair value equal to the cash value available to the policyholder should the policyholder surrender the policy. The fair value of the current and long-term debt have been calculated as the present value of estimated future cash flows using a discount rate reflective of the current market cost of borrowing under similar terms and conditions. The fair value of the Senior Notes and CENts has been calculated using quoted market prices based on the initial issuance of $250.0 million from PartnerRe Finance A and $250.0 million from PartnerRe Finance II, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The carrying values and fair values of the financial instrument liabilities recorded in the Consolidated Balance Sheets as of December 31, 2008 and 2007 were as follows (in thousands of U.S. dollars):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,432,015	$1,432,015	$1,541,687	$1,541,687
Current portion of long-term debt	200,000	200,000	—	—
Long-term debt	200,000	196,103	620,000	626,840
Debt related to senior notes (2)	250,000	237,095	—	—
Debt related to capital efficient notes (3)	250,000	94,536	257,605	229,475

(1)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.
(2)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million in its Consolidated Balance Sheets.
(3)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $257.6 million in its Consolidated Balance Sheets. The fair value of the capital efficient notes was based on the initial issuance of $250.0 million from PartnerRe Finance II.

4. Investments

(a) Fixed Maturities, Short-Term Investments and Equities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments at December 31, 2008 and 2007 were as follows (in thousands of U.S. dollars):

2008 – Trading securities	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$880,562	$50,515	$(239)	$930,838
other foreign governments	2,651,298	180,154	(7,339)	2,824,113
corporate	3,568,060	61,790	(216,549)	3,413,301
mortgage/asset-backed securities	3,119,206	72,146	(177,609)	3,013,743

Total fixed maturities	10,219,126	364,605	(401,736)	10,181,995
Short-term investments	116,445	707	(61)	117,091
Equities	637,198	10,119	(134,505)	512,812

Total	$10,972,769	$375,431	$(536,302)	$10,811,898

2007 – Available for sale securities	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,203,740	$35,733	$(53)	$1,239,420
other foreign governments	2,784,360	43,742	(7,430)	2,820,672
corporate	3,124,263	40,257	(31,631)	3,132,889
mortgage/asset-backed securities	2,289,599	30,155	(13,944)	2,305,810

Total fixed maturities	9,401,962	149,887	(53,058)	9,498,791
Short-term investments	97,153	200	(46)	97,307
Equities	838,777	60,274	(27,289)	871,762

Total	$10,337,892	$210,361	$(80,393)	$10,467,860

(1)	Cost is amortized cost for fixed maturities and short-term investments and original cost for equities, net of other-than-temporary impairments.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2007, in addition to the securities shown in the above table that were classified as available for sale, the Company held fixed maturities that were classified as trading with a fair value of $16.4 million (amortized cost: $15.0 million; unrealized gain: $1.4 million) and equities that were classified as trading with a fair value of $382.9 million (cost: $392.5 million; unrealized loss: $9.6 million).

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments at December 31, 2008, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$546,165	$545,007
More than one year through five years	3,649,298	3,649,230
More than five years through ten years	2,631,011	2,730,006
More than ten years	389,891	361,100

Subtotal	7,216,365	7,285,343
Mortgage/asset-backed securities	3,119,206	3,013,743

Total	$10,335,571	$10,299,086

(c) Change in Net Unrealized Gains (Losses) on Investments

The analysis of the change in net unrealized gains (losses) on investments, net of applicable taxes, reflected in accumulated other comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands of U.S. dollars):

	2008	2007	2006
Fixed maturities	$(96,829)	$113,947	$(21,697)
Short-term investments	(154)	275	388
Equities	(32,985)	(61,246)	6,049
Other investments	6,395	2,198	(3,086)

	(123,573)	55,174	(18,346)

Tax effect of unrealized gains/losses on investments arising during the period	—	(1,136)	(2,491)
Less: Tax effect of reclassification adjustments for available for sale securities	32,769	(16,204)	701

Decrease (increase) in tax liability	32,769	(17,340)	(1,790)

Net change reflected in accumulated other comprehensive income	(90,804)	37,834	(20,136)
Impact of adopting SFAS 159	105,961	—	—

Net change reflected in other comprehensive (loss) income	$15,157	$37,834	$(20,136)

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(d) Net Realized and Unrealized (Losses) Gains on Investments

The components of the net realized and unrealized investment (losses) gains for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands of U.S. dollars):

	2008	2007	2006
Net realized investment losses on fixed maturities and short term investments, excluding other-than-temporary impairments	$(16,076)	$(16,842)	$(28,100)
Net realized investment (losses) gains on equities, excluding other-than-temporary impairments	(230,481)	82,037	91,149
Other-than-temporary impairments	—	(124,997)	(26,561)
Net realized gains on trading securities	—	18,667	21,685
Change in net unrealized investment (losses) gains on trading securities	—	(31,308)	11,359
Net realized and unrealized investment losses on equity securities sold but not yet purchased	—	(9,398)	(10,484)
Net realized and unrealized gains on designated hedging activities	—	7,482	10,645
Net realized gains (losses) on other invested assets	358	10,408	(1,242)
Change in net unrealized gains on other invested assets	3,212	—	—
Change in net unrealized investment losses on fixed maturities subject to the fair value option under SFAS 159	(150,860)	—	—
Change in net unrealized investment gains on short-term investments subject to the fair value option under SFAS 159	551	—	—
Change in net unrealized investment losses on equities subject to the fair value option under SFAS 159	(144,634)	—	—
Net other realized and unrealized investment gains (losses)	6,570	(8,541)	(21,291)

Total net realized and unrealized investment (losses) gains	$(531,360)	$(72,492)	$47,160

The Company adopted SFAS 159 effective January 1, 2008. For all periods prior to the adoption of SFAS 159, unrealized gains and losses, net of tax, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Following the adoption of SFAS 159, the Company’s available for sale securities have been reclassified as trading securities and all changes in pre-tax unrealized investment gains and losses are recorded in net realized and unrealized investment (losses) gains in the Consolidated Statement of Operations. Net investment income and net realized and unrealized investment gains and losses on securities previously classified as trading have been recorded within the related investments classification (fixed maturities or equities) beginning in 2008, and the change in net unrealized investment gains and losses on such securities are included in change in net unrealized investment gains and losses on securities subject to the fair value option under SFAS 159.

Proceeds from the sale of investments classified as available for sale for the years ended December 31, 2007 and 2006 were $5,989.3 million and $13,550.3 million, respectively. Realized investment (losses) gains on securities classified as available for sale for the years ended December 31, 2007 and 2006 were as follows (in thousands of U.S. dollars):

	2007	2006
Gross realized gains	$188,066	$268,265
Gross realized losses excluding other-than-temporary impairments	(122,871)	(205,216)
Other-than-temporary impairments	(124,997)	(26,561)

Total net realized investment (losses) gains on available for sale securities	$(59,802)	$36,488

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(e) Net Investment Income

The components of net investment income for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands of U.S. dollars):

	2008	2007	2006
Fixed maturities	$514,751	$421,672	$333,888
Short-term investments, trading securities, cash and cash equivalents	18,884	55,618	61,453
Equities	29,415	36,383	33,163
Funds held and other	37,261	32,339	40,446
Investment expenses	(27,347)	(22,753)	(19,549)

Net investment income	$572,964	$523,259	$449,401

The Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 1.0% to 5.0% at December 31, 2008 and from 1.0% to 6.0% at December 31, 2007.

(f) Pledged Assets

At December 31, 2008 and 2007, approximately $15.7 million and $27.5 million, respectively, of cash and cash equivalents and approximately $1,119.3 million and $1,410.6 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws or to support long-term debt.

(g) Net Receivable for Securities Sold

Included in net receivable for securities sold at December 31, 2008 and 2007 were gross payable and receivable balances. The components of net receivable for securities sold at December 31, 2008 and 2007 were as follows (in thousands of U.S. dollars):

	2008	2007
Receivable for securities sold	$43,007	$84,313
Payable for securities purchased	—	(34,248)

Net receivable for securities sold	$43,007	$50,065

5. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses are categorized into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

following table shows unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2008 and 2007 (in thousands of U.S. dollars):

	2008	2007
Case reserves	$3,107,780	$3,062,414
ACRs	311,408	306,487
IBNR reserves	4,091,478	3,862,535

Total unpaid losses and loss expenses	$7,510,666	$7,231,436

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2008, 2007 and 2006 (in thousands of U.S. dollars):

	2008	2007	2006
Gross liability at beginning of year	$7,231,436	$6,870,785	$6,737,661
Reinsurance recoverable at beginning of year	132,479	138,585	185,280

Net liability at beginning of year	7,098,957	6,732,200	6,552,381
Net incurred losses related to:
Current year	2,564,174	2,041,752	1,999,730
Prior years	(417,936)	(414,043)	(251,748)

	2,146,238	1,627,709	1,747,982
Net paid losses related to:
Current year	240,031	146,403	141,559
Prior years	1,340,788	1,473,964	1,718,996

	1,580,819	1,620,367	1,860,555
Effects of foreign exchange rate changes	(278,925)	359,415	292,392

Net liability at end of year	7,385,451	7,098,957	6,732,200
Reinsurance recoverable at end of year	125,215	132,479	138,585

Gross liability at end of year	$7,510,666	$7,231,436	$6,870,785

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2008, 2007 and 2006 (in thousands of U.S. dollars):

	2008	2007	2006
Net incurred losses related to:
Non-life	$2,146,238	$1,627,709	$1,747,982
Life	462,982	454,752	363,355

Losses and loss expenses and life policy benefits	$2,609,220	$2,082,461	$2,111,337

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the net prior year (favorable) adverse development of loss reserves for each of the Company’s Non-life sub-segments for the years ended December 31, 2008, 2007 and 2006 (in millions of U.S. dollars):

	2008	2007	2006
Prior year net (favorable) adverse loss development:
Non-life sub-segment
U.S.	$(92)	$(72)	$(2)
Global (Non-U.S.) P&C	(166)	(97)	(66)
Global (Non-U.S.) Specialty	(82)	(203)	(208)
Catastrophe	(78)	(42)	24

Total net Non-life prior year loss development	$(418)	$(414)	$(252)

Within the Company’s U.S. sub-segment, the Company reported net favorable loss development for prior accident years in 2008, 2007 and 2006. The net favorable development in 2008 included net favorable development for prior accident years in all lines of business, with the exception of the motor and multiline lines of business, which experienced net adverse loss development for prior accident years of $10 million. The net favorable development in 2007 included net favorable loss development for prior accident years in all lines of business, with the exception of multiline, which included net adverse loss development of $5 million. The net favorable loss development in 2006 included net favorable development for prior accident years in the agriculture, casualty and multiline lines of $27 million, partially offset by net adverse development in the property, motor, surety and structured risk lines of $25 million (including a net adverse development of $13 million related to the 2005 Hurricanes Katrina, Rita and Wilma). Other than for losses related to the 2005 hurricanes, loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions. Attritional losses are losses that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable development for prior accident years in 2008, 2007 and 2006. The net favorable development in 2008 included net favorable development in all lines of business, but was most pronounced in the property line, and was primarily due to favorable loss emergence, as losses reported by cedants in 2008 for prior accident years were lower than the Company expected. Losses reported by cedants in 2007 regarding prior accident years were also lower than expected in all lines of business, which led the Company to decrease its expected ultimate loss ratios and loss estimates. The Company observed an improvement in loss experience in the property and casualty lines, and deterioration in the motor line in 2006. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions.

For the Global (Non-U.S.) Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2008, 2007 and 2006. The net favorable development in 2008 included net favorable development in all lines of business with the exception of the energy line, which incurred net adverse development for prior accident years of $7 million. Losses reported by cedants during 2008, 2007 and 2006 for prior accident years were lower than the Company expected in most lines of business, which led the Company to decrease its expected ultimate loss ratios and loss estimates for prior year losses in each of these years. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

For the Catastrophe sub-segment, the Company reported net favorable development for prior accident years in 2008 and 2007 and net adverse loss development in 2006. During 2008 and 2007, the net favorable development was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years were lower than the Company expected. During 2006, the net adverse loss development on prior accident years of $24 million included net adverse loss development of $36 million related to the large 2005 catastrophic losses. Other than for losses related to the 2005 hurricanes, loss information provided by cedants for prior accident years included no significant losses or reductions but a series of attritional losses or reductions.

Sub-Prime and Financial Crisis Exposures

Ultimate losses for lines impacted by the rapidly deteriorating financial condition of the world economies in 2008, particularly in the fourth quarter of 2008, cannot be estimated by standard actuarial techniques alone. The majority of the Company’s underwriting exposure related to this issue arises from business written in U.S. and Global (Non-U.S.) specialty casualty, primarily directors and officers exposures, Global (Non-U.S.) credit/surety, and to a lesser extent, U.S. surety during the underwriting years 2006, 2007, and 2008. The potential ultimate liability for these exposures was evaluated through an analysis of the Company’s exposure to these risks, which include but are not limited to, sub-prime mortgage related exposures. For specialty casualty, the analysis was based on information received from cedants both at the time the exposed business was written and supplemented by discussions with cedants, evaluation of known securities class action filings, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed to the effects of financial stress, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses. For credit/surety, the analysis was based on information received from cedants both at the time the exposed business was written supplemented by discussions with cedants, historical experience in times of similar financial stress, reported claim information and internal modeling.

Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for U.S. and Global (Non-U.S.) specialty casualty, Global (Non-U.S.) credit/surety, U.S. surety and other potentially exposed classes of business contemplate a reasonable provision for exposures related to the effect of increased financial stress in the world economies. The Company is unaware of any specific issues that would materially affect its unpaid loss and loss expense reserves related to this exposure.

Asbestos and Environmental Claims

The Company’s net reserve for unpaid losses and loss expenses at December 31, 2008 and 2007 included $82.5 million and $87.7 million, respectively, that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2008 and 2007 was $92.2 million and $97.8 million, respectively, of which $85.6 million and $89.1 million, respectively, relate to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S. Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its unpaid losses and loss expense reserves related to this exposure.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(b) Policy Benefits for Life and Annuity Contracts

The Life segment reported net adverse development for prior accident years of $24 million and $2 million during the years ended December 31, 2008 and 2007 and net favorable development for prior accident years of $12 million for the year ended December 31, 2006.

The net adverse development and the net favorable development reported in 2008, 2007 and 2006 was primarily related to certain proportional guaranteed minimum death benefit treaties, where the payout is linked to the performance of underlying capital market assets and where increases in credit spreads have impacted certain indexed-linked products that are interest-rate sensitive, as well as the receipt of additional reported loss information from cedants.

The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 1.0% to 5.0% and 1.0% to 4.9% at December 31, 2008 and 2007, respectively.

6. Ceded Reinsurance

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $5.8 million and $9.4 million at December 31, 2008 and 2007, respectively.

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2008
Assumed	$4,028,248	$3,967,704	$2,613,434
Ceded	38,813	39,680	4,214

Net	$3,989,435	$3,928,024	$2,609,220

2007
Assumed	$3,810,164	$3,830,396	$2,088,065
Ceded	53,055	52,925	5,604

Net	$3,757,109	$3,777,471	$2,082,461

2006
Assumed	$3,733,920	$3,710,529	$2,120,716
Ceded	44,372	43,261	9,379

Net	$3,689,548	$3,667,268	$2,111,337

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

The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Canada, France, Ireland, Switzerland and the United States.

While not currently under examination in any of the major taxing jurisdictions in which it operates, income tax returns are open for examination for the tax years 2004-2008 in Canada, Ireland and Switzerland, 2005-2008 in the United States and 2006-2008 in France. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years.

Income tax expense for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands of U.S. dollars):

	2008	2007	2006
Current income tax expense (benefit)
U.S.	$(31,071)	$42,090	$25,992
Non U.S.	107,360	(10,980)	37,667

Total current income tax expense	$76,289	$31,110	$63,659

Deferred income tax (benefit) expense
U.S.	$(44,673)	$(23,270)	$(4,510)
Non U.S.	(56,111)	79,660	36,156

Total deferred income tax (benefit) expense	$(100,784)	$56,390	$31,646

FIN 48 unrecognized tax expense (benefit)
U.S.	$—	$—	$—
Non U.S.	34,200	(5,752)	—

Total FIN 48 unrecognized tax expense (benefit)	$34,200	$(5,752)	$—

Total income tax expense (benefit)
U.S.	$(75,744)	$18,820	$21,482
Non U.S.	85,449	62,928	73,823

Total income tax expense	$9,705	$81,748	$95,305

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2008, 2007 and 2006 to the amount computed by applying the effective rate of 0% under Bermuda law to income or loss before income taxes (in thousands of U.S. dollars):

	2008	2007	2006
Net income	$46,567	$717,812	$749,332
Income tax expense	9,705	81,748	95,305

Income before taxes	$56,272	$799,560	$844,637

Reconciliation of effective tax rate (% of income before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	(117.6)	12.0	11.3
Impact of foreign exchange gains/losses	(25.9)	(1.0)	0.4
Prior year refund/adjustments	(3.8)	0.3	0.4
FIN 48 unrecognized tax benefit	26.6	(0.9)	—
Expenses not deductible and tax-exempt income	167.1	0.2	(0.2)
Impact of enacted changes in tax rates	(15.0)	—	—
Other	(14.2)	(0.4)	(0.6)

Actual tax rate	17.2%	10.2%	11.3%

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows (in thousands of U.S. dollars):

	2008	2007
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$93,283	$66,263
Unrealized depreciation and timing differences on investments	20,799	—
Tax loss carryforwards	27,507	49,295
Unearned premiums	20,502	21,584
Other deferred tax assets	29,673	15,404

	191,764	152,546
FIN 48 liability decreasing deferred tax assets	—	(16,124)

Deferred tax assets	191,764	136,422

Deferred tax liabilities
Deferred acquisition costs	48,187	105,248
Goodwill	21,271	18,946
Tax equalization reserves	35,921	28,431
Unrealized appreciation and timing differences on investments	—	4,527
Other deferred tax liabilities	—	6,243

Deferred tax liabilities	105,379	163,395

Net deferred tax assets (liabilities)	$86,385	$(26,973)

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The net tax assets and liabilities and their components at December 31, 2008 and 2007 were as follows (in thousands of U.S. dollars):

	2008	2007
Net tax assets	$215,703	$112,547
Net tax liabilities	(219,679)	(150,290)

Net tax liabilities	$(3,976)	$(37,743)

	2008	2007
Net current tax liabilities	$(50,639)	$(3,514)
Net deferred tax assets (liabilities)	86,385	(26,973)
Net FIN 48 unrecognized tax benefit	(39,722)	(7,256)

Net tax liabilities	$(3,976)	$(37,743)

As of December 31, 2008 and 2007, the Company had net deferred tax assets of $27.5 million and $49.3 million relating to operating loss carryforwards primarily in Ireland (2008) and France (2007). Irish and French tax laws allow tax losses to be carried forward for an unlimited period.

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

The total amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 was as follows (in thousands of U.S. dollars):

	January 1, 2008	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2008
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$24,613	$8,264	$3,034	$3,325	$(28)	$39,208
Interest and penalties recognized on the above	190	370	—	—	(1)	559

Total unrecognized tax benefits, including interests and penalties	$24,803	$8,634	$3,034	$3,325	$(29)	$39,767

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2008, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis.

	January 1, 2007 (date of adoption)	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2007
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$28,915	$(12,723)	$1,444	$3,980	$2,997	$24,613
Interest and penalties recognized on the above	387	(197)	—	—	—	190

Total	$29,302	$(12,920)	$1,444	$3,980	$2,997	$24,803
Unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis	2,221	(2,221)	—	—	—	—

Total unrecognized tax benefits, including interests and penalties	$31,523	$(15,141)	$1,444	$3,980	$2,997	$24,803

For the year ended December 31, 2007, there were no interest and penalties recognized on such temporary difference.

The total unrecognized tax benefits of $39.8 million and $24.8 million at December 31, 2008 and 2007, respectively, were recorded in net current tax liabilities (2008, $0.1 million; 2007, $1.4 million), net deferred tax liabilities (2008, $nil; 2007, $16.1 million) and net FIN 48 unrecognized tax benefit (2008, $39.7 million; 2007, $7.3 million). The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.

The total amount of unrecognized tax benefits for which it is reasonably possible to change within twelve months was $15.0 million at December 31, 2008, which primarily relates to the expected expiration of the statute of limitations related to foreign exchange tax positions and various intra-group transactions in Europe.

8. Agreements with Related Parties

The Company was party to agreements with Atradius N.V. since December 2003 (a company in which a board member is a supervisory director) and Delta Lloyd since May 2008 (a company in which a board member is a director).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Atradius N.V. The activity included in the Consolidated Statements of Operations related to Atradius N.V. for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands of U.S. dollars):

	2008	2007	2006
Net premiums written	$67,295	$56,520	$48,470
Net premiums earned	65,252	55,675	44,768
Losses and loss expenses and life policy benefits	42,096	27,127	19,204
Acquisition costs	25,533	27,503	17,002

Included in the Consolidated Balance Sheets at December 31, 2008 and 2007 were the following balances related to Atradius N.V. (in thousands of U.S. dollars):

	2008	2007
Reinsurance balances receivable	$20,054	$17,805
Unpaid losses and loss expenses	65,799	62,059
Unearned premiums	32,611	31,676
Other net assets	14,040	13,590

Other Agreements

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Delta Lloyd. The activity included in the Consolidated Statements of Operations related to Delta Lloyd for the year ended December 31, 2008 includes net premiums earned of $1.8 million and losses and loss expenses and life policy benefits of $1.2 million. Included in the Consolidated Balance Sheets at December 31, 2008 were unpaid losses and loss expenses of $8.1 million.

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered into as part of the investment portfolio were completed on market terms.

9. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains defined contribution plans, an active defined benefit plan and a frozen non-contributory defined benefit plan.

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

The Company incurred expenses for these defined contribution arrangements of $13.1 million, $10.3 million and $10.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Active Defined Benefit Plan

Since 1999, the Company has maintained an active pension plan for its Zurich office employees (the Zurich Plan), which was classified and accounted for as a defined contribution plan. Amendments to the Zurich Plan during 2006, in conjunction with changes to Swiss pension law, led the Company to conclude that the features of the plan made it a hybrid plan (which is accounted for as a defined benefit plan) for the year ended December 31, 2006 and onwards.

At December 31, 2008 and 2007, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2008	2007
Funded status
Unfunded pension obligation at beginning of year	$2,371	$7,661

Change in pension obligation
Service cost	3,825	3,543
Interest cost	2,477	1,964
Plan participants’ contributions	6,637	4,860
Actuarial loss (gain)	8,957	(4,381)
Benefits paid	(4,820)	(5,329)
Foreign currency adjustments	6,014	5,603

Change in pension obligation	23,090	6,260

Change in fair value of plan assets
Actual return on plan assets	(2,563)	2,046
Employer contributions	5,200	4,609
Plan participants’ contributions	6,637	4,860
Benefits paid	(4,820)	(5,329)
Foreign currency adjustments	4,979	5,364

Change in fair value of plan assets	9,433	11,550

Funded status
Unfunded pension obligation at end of year	$16,028	$2,371

Additional information:
Projected benefit obligation	$95,495	$72,405
Accumulated pension obligation	91,494	70,032
Fair value of plan assets	79,467	70,034

At December 31, 2008 and 2007, the funded status at the end of the year was included in accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in accumulated other comprehensive income at December 31, 2008 and 2007 were $14.7 million (net of $4.0 million of taxes) and $2.9 million (net of $0.8 million of taxes), respectively.

Of the $6.9 million transition adjustment recorded under SFAS 158 in 2006, $5.5 million remains in accumulated other comprehensive income at December 31, 2008. Of this transition adjustment, $0.6 million (pre-tax) is expected to be recognized in net periodic benefit cost in 2009. The Company expects to recognize $0.3 million amortization of actuarial loss in net periodic benefit cost in 2009.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 consisted of (in thousands of U.S. dollars):

	2008	2007	2006
Service cost	$3,825	$3,543	$3,197
Interest cost	2,477	1,964	1,882
Expected return on plan assets	(2,752)	(1,876)	(1,973)
Transition obligation amortization	570	1,099	—

Net periodic benefit cost	$4,120	$4,730	$3,106

At December 31, 2008 and 2007, the Zurich Plan’s asset allocation was as follows:

	2008	2007
Debt securities	69%	65%
Real estate	13	13
Equity securities	9	12
Other	9	10

Total	100%	100%

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

The assumptions used to determine the pension obligation and net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008 Pension obligation	2008 Net periodic benefit cost	2007 Pension obligation	2007 Net periodic benefit cost	2006 Pension obligation	2006 Net periodic benefit cost
Discount rate	2.75%	3.5%	3.5%	3.0%	3.0%	3.0%
Expected return on plan assets	—	3.75	—	3.25	—	3.25
Rate of compensation increase	3.5	3.5	3.5	3.5	3.5	3.5

At December 31, 2008, estimated employer contributions to be paid in 2009 were $5.1 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Period	Amount
2009	$3,694
2010	4,276
2011	4,628
2012	5,483
2013	5,017
2014 to 2018	26,160

The Company does not believe that any plan assets will be returned to the Company during 2009.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Frozen Defined Benefit Plan

Prior to June 1999, the Company had defined benefit plans in place covering substantially all of its employees. All active employees previously enrolled in defined benefit plans have been transferred to defined contribution plans or the Zurich Plan. Benefit accruals under the former defined benefit plans were either frozen, except for certain disabled participants, or rolled into defined contribution plans or the Zurich Plan. At December 31, 2008 and 2007, the frozen defined benefit plan had plan assets of $6.1 million and $7.5 million, respectively, with a pension obligation of $5.9 million and $6.4 million, respectively, resulting in the defined benefit plan being overfunded by $0.2 million and $1.1 million, respectively. The total amounts recognized in accumulated other comprehensive income at December 31, 2008 and 2007 were $1.4 million (net of $0.7 million of taxes) and $0.4 million (net of $0.2 million of taxes), respectively.

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

In May 2008, the Company approved an allocation of an additional 0.6 million shares to the EEP. Currently, the plan permits the grant of up to 2.9 million shares, of which a total of 1.3 million shares can be issued as either RS or RSU and 1.6 million shares can be issued as stock options or SARs. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. Under the EEP, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the EEP as the closing price reported on the grant date. Awards issued under the EEP generally vest over 3 years of continuous service, either ratably or with a cliff-vest provision, are expensed ratably over the vesting period and have a ten year contractual term. Participants in the EEP are eligible to receive dividends, which the Company records as an expense, on awards that are unvested. Shares available for grant under the EIP at the time of replacement were transferred and became available for grant under the EEP, including an additional 1.0 million common shares approved by shareholders for issuance under the EEP.

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

Non-Employee Directors’ Stock Plan

The Non-Employee Directors’ Stock Plan (Directors’ Stock Plan), which is shareholder-approved, permits the grant of up to 0.5 million stock options, RS, RSU, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the stock options will be equivalent to the fair value of the stock

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

options at the time of grant, as defined in the Directors’ Stock Plan. Option awards issued under the Directors’ Stock Plan generally vest at the time of grant and are expensed immediately and have a ten year contractual term. RSU awards issued under the Directors’ Stock Plan generally vest at the time of grant with a minimum delivery date restriction of five years and are expensed immediately. At December 31, 2008, 0.1 million shares remained available for issuance under this plan.

Employee Share Purchase Plan

The Employee Share Purchase Plan (the ESPP), which is shareholder-approved, has one offering period per year with two purchase periods of six months. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the fair value. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.4 million common shares may be issued under the ESPP.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (the SSPP) has two offering periods per year with two purchase periods of six months. All full-time Swiss employees are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair value. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.1 million common shares may be issued under the SSPP.

Share-Based Compensation

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of stock options or the conversion of RSU and SAR into shares.

For the years ended December 31, 2008, 2007 and 2006, the Company’s share-based compensation expense was $28.1 million, $24.9 million and $23.0 million, respectively with a tax benefit of $2.0 million, $1.0 million and $2.2 million, respectively. The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) resulted in additional compensation expense in 2006 of $2.0 million, or approximately $0.03 per basic and diluted share.

Stock Options

During 2008, 2007 and 2006, the Company issued 119,052 stock options, 76,434 stock options and 83,435 stock options with a weighted average grant date fair value of $11.07, $13.76 and $14.87, respectively.

In 2008, 2007 and 2006 153,146 stock options, 707,444 stock options and 285,382 stock options with a total grant date value of $2.3 million, $10.0 million and $4.1 million were exercised, respectively. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $18.9 million and $5.6 million, respectively. The Company received $8.1 million, $35.1 million and $14.1 million from stock option exercises for the years ended December 31, 2008, 2007 and 2006, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

In 2008 and 2007, the Company’s U.S. subsidiaries deducted $1.2 million and $5.2 million from their taxable income upon exercises of stock options with a corresponding tax benefit realized on options exercised of $0.4 million and $1.8 million, respectively. Shareholders’ equity at December 31, 2008 and 2007, reflects a tax benefit of $1.9 million and $1.8 million, respectively, related to compensation expense deductions for stock options exercised by employees of the Company’s U.S. subsidiaries.

The activity related to the Company’s stock options for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Options	2008 Weighted Average Exercise Price	Options	2007 Weighted Average Exercise Price	Options	2006 Weighted Average Exercise Price
Outstanding at beginning of year	2,431,754	$55.08	3,087,861	$53.38	3,323,006	$52.79
Granted	119,052	74.41	76,434	73.19	83,435	63.29
Exercised	(153,146)	53.01	(707,444)	49.65	(285,382)	49.12
Forfeited or expired	(8,280)	54.20	(25,097)	53.76	(33,198)	55.92

Outstanding at end of year	2,389,380	56.00	2,431,754	55.08	3,087,861	53.38
Options exercisable at end of year	2,331,416	55.62	2,181,609	54.62	2,417,987	52.01

Stock options vested and expected to vest and the weighted average exercise price for these stock options was 2,386,008 stock options and $55.98, respectively, at December 31, 2008. The aggregate intrinsic value and weighted average remaining contractual term of stock options vested and expected to vest at December 31, 2008 was $36.9 million and 4.6 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of stock options exercisable at December 31, 2008 was $36.8 million and 4.5 years, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$36.31 – $49.60	173,885	1.5	$44.04	173,885	$44.04
$49.61 – $53.66	595,229	3.6	50.62	595,229	50.62
$53.67 – $55.63	957,892	4.3	54.99	957,892	54.99
$55.64 – $62.70	275,391	6.2	62.00	263,691	61.98
$62.71 – $73.19	303,656	7.1	66.03	288,267	65.87
$73.20 – $75.85	83,327	9.3	74.74	52,452	74.08

$36.31 – $75.85	2,389,380	4.7	$56.00	2,331,416	$55.62

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company values stock options issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2008, 2007 and 2006:

Weighted average assumptions used	2008	2007	2006
Expected life	6 years	6 years	6 years
Expected volatility	15.9%	17.1%	22.4%
Risk-free interest rate	3.2%	4.5%	5.0%
Dividend yield	2.5%	2.5%	2.6%

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

Restricted Share Units

During 2008, 2007 and 2006, the Company issued 241,458 RSU, 316,427 RSU and 118,193 RSU with a weighted average grant date fair value of $77.19, $71.63 and $61.77, respectively. The Company values RSU issued under all plans at the fair value of its common shares at the time of grant, as defined by the plan document.

The activity related to the Company’s RSU for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Outstanding at beginning of period	681,428	398,912	294,174
Granted	241,458	316,427	118,193
Released	(159,636)	(20,510)	(2,990)
Forfeited	(11,515)	(13,401)	(10,465)

Outstanding at end of period	751,735	681,428	398,912

Of the 751,735 RSU outstanding at December 31, 2008, 118,766 are subject to a five year delivery date restriction from the grant date and were not released for conversion into shares.

Total unrecognized share-based compensation expense related to unvested RSU was approximately $16.1 million at December 31, 2008, which is expected to be recognized over a weighted-average period of 1.7 years.

Share Appreciation Rights (SAR)

During 2008, 2007 and 2006, the Company issued 339,920 SAR, 360,228 SAR and 174,770 SAR with a weighted average grant date fair value of $11.50, $13.88 and $14.37, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The activity related to the Company’s SAR for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Outstanding at beginning of period	510,518	164,770	—
Granted	339,920	360,228	174,770
Exercised	(2,772)	(1,980)	—
Forfeited	(23,628)	(12,500)	(10,000)

Outstanding at end of period	824,038	510,518	164,770

Total unrecognized share-based compensation expense related to unvested SAR was approximately $4.4 million at December 31, 2008, which is expected to be recognized over a weighted-average period of 1.8 years.

The Company values SAR issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2008, 2007 and 2006:

Weighted average assumptions used	2008	2007	2006
Expected life	6 years	6 years	6 years
Expected volatility	16.0%	18.0%	23.2%
Risk-free interest rate	3.3%	4.6%	4.6%
Dividend yield	2.6%	2.5%	2.6%

In determining the weighted average assumptions used, the Company used the same methodology as described in stock options above.

11. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its expenses is dependent mainly on cash dividends from Partner Reinsurance, PartnerRe Europe and PartnerRe U.S. (collectively the reinsurance subsidiaries). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. As of December 31, 2008, there were no significant restrictions on the payment of dividends by Partner Reinsurance. However, PartnerRe Europe is currently restricted from paying dividends under Irish company law given it has negative retained earnings due to transactions undertaken as part of the reorganization (see Note 1), and PartnerRe U.S is currently restricted from paying dividends under New York law given it has negative earned surplus.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. As of December 31, 2008, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The statutory net income (loss) of the Company’s reinsurance subsidiaries for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands of U.S. dollars):

	2008 (unaudited)	2007	2006
Partner Reinsurance	$484,070	$765,394	$673,274
PartnerRe Europe	(144,591)	(932)	(31)
PartnerRe U.S.	(30,105)	35,924	66,643

The following table summarizes the statutory shareholders’ equity of the Company’s reinsurance subsidiaries as of December 31, 2008 and 2007 (in thousands of U.S. dollars):

	2008 (unaudited)	2007
Partner Reinsurance	$2,625,946	$2,973,854
PartnerRe Europe	1,256,493	126,613
PartnerRe U.S.	608,313	677,081

PartnerRe Europe’s statutory net income and shareholders’ equity for 2007 and 2006 are prior to its reorganization (see Note 1). At December 31, 2008, the Company’s Swiss and French operations are branches of PartnerRe Europe and are regulated by the Irish Financial Regulatory Authority as prescribed by the EU Reinsurance Directive.

12. Debt

In connection with the acquisition of the reinsurance operations of Winterthur Re in 1998, the Company’s subsidiary, PartnerRe U.S. Corporation (PartnerRe U.S. Holdings) obtained a $220.0 million, 5.81% fixed rate bank loan. The loan, which was fully collaterized, was repaid in 2008 using the proceeds from the issuance of the Senior Notes (see Note 13). PartnerRe U.S. Holdings incurred interest expense of $8.7 million and paid interest of $9.6 million for the year ended December 31, 2008 and incurred interest expense and paid interest of $13.0 million in each of the years ended December 31, 2007 and 2006 in relation to this loan.

In October 2005, the Company entered into a loan agreement with Citibank, N.A. under which the Company borrowed $400.0 million. The loan, which had an original maturity of April 2009, bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company was not permitted to prepay the loan prior to its maturity, and the loan was not callable or puttable by the lender other than upon an event of default. Citibank, N.A. has pledged its rights under the loan agreement, including the proceeds of any repayment or syndication of the loan, to the Company to secure its obligations to the Company under a forward sale agreement (see Note 15), subject to Citibank, N.A.’s right to substitute cash collateral.

On July 31, 2008, the Company entered into an amendment (Loan Amendment) to the loan agreement with Citibank N.A. Under the terms of the Loan Amendment, the maturity of half of the original $400.0 million loan was extended to July 12, 2010. The remaining half of the original loan retained its original maturity of April 27, 2009. Under the Loan Amendment, the amended half of the loan will bear interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the loan remained unchanged at 3-month LIBOR plus 0.50%.

The Company incurred interest expense of $15.2 million, $23.5 million and $22.7 million and paid interest of $16.1 million, $23.7 million and $2l.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, in relation to this loan.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

13. Debt Related to Senior Notes and Capital Efficient Notes

Senior Notes

In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect wholly-owned subsidiary of the Company, issued $250.0 million aggregate principal amount of 6.875% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the Senior Notes is payable semi-annually commencing on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used to redeem the $220.0 million, 5.81% fixed rate bank loan owed by PartnerRe U.S. Holdings and the remaining net proceeds were used for general corporate purposes (see Note 12).

Contemporaneously, PartnerRe U.S. Holdings issued a 6.875% promissory note, with a principal amount of $250.0 million to PartnerRe Finance A. Under the term of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance A the principal amount on June 1, 2018, unless previously paid. Interest on the promissory note is payable semi-annually commencing on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred. For the year ended December 31, 2008, the Company incurred interest expense of $10.2 million and paid interest of $8.8 million.

Capital Efficient Notes (CENts)

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250.0 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated CENts. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts is payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s current and long-term debt and Senior Notes. The Company used a portion of the net proceeds from the CENts to effect the redemption of all of the $200.0 million liquidation amount of its 7.90% trust preferred securities issued in 2001 and the remaining net proceeds were used for general corporate purposes.

Contemporaneously, PartnerRe U.S. Holdings issued a 6.440% Fixed-to-Floating Rate promissory note, with a principal amount of $257.6 million to PartnerRe Finance II. Under the term of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance II the principal amount on December 1, 2066, unless previously paid. Interest on the promissory note is payable semi-annually commencing on June 1, 2007 to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%. For the years ended December 31, 2008 and 2007, the Company incurred interest expense of $16.6 million and $16.5 million, respectively, and paid interest of $16.6 million and $17.7 million, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company does not consolidate PartnerRe Finance A, which issued the Senior Notes, or PartnerRe Finance II, which issued the CENts, as they do not meet the consolidation requirements under FIN 46(R). The Company has reflected the debt related to the Senior Notes and the CENts in its Consolidated Balance Sheets.

14. Shareholders’ Equity

Authorized Shares

At December 31, 2008 and 2007, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

	2008	2007
Designated common shares	130.0	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	11.6	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2	9.2
Designated and redeemed preference shares	14.0	14.0
Undesignated	35.2	35.2

	200.0	200.0

Common Shares

In September 2008, the Company’s Board of Directors increased the shares authorized for repurchase by the Company to 5 million shares. At December 31, 2008, the Company had 5 million common shares remaining under its current share repurchase authorization.

During 2008, the Company repurchased 1.5 million of its common shares pursuant to its repurchase program at a total cost of $110.0 million, representing an average cost of $71.79 per share. During 2007, the Company repurchased in the open market 3.6 million of its common shares pursuant to its share repurchase program at a total cost of $275.0 million, representing an average cost of $76.06 per share. During 2006, the Company did not repurchase any common shares.

On July 31, 2008, the Company amended its existing forward sale agreement (see Note 15). Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010. Under the maturing forward sale agreement, the Company delivered 3,366,295 common shares to the forward counterparty over the 40 day valuation period for total proceeds of $211.6 million. The value received per share was the average daily market price per share over the valuation period, subject to a minimum price per share of $59.37.

At December 31, 2008, approximately 1.3 million common shares are held in treasury and available for reissuance.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Net Income per Share

The reconciliation of basic and diluted net income per share for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	2008	2007	2006
Numerator:
Net income	$46,567	$717,812	$749,332
Less: preferred dividends	(34,525)	(34,525)	(34,525)

Net income available to common shareholders	$12,042	$683,287	$714,807

Denominator:
Weighted average number of common shares outstanding—basic	54,347.1	56,104.4	56,822.5
Stock options and other (1)	1,292.5	1,453.5	980.3

Weighted average number of common and common share equivalents outstanding—diluted	55,639.6	57,557.9	57,802.8

Basic net income per share	$0.22	$12.18	$12.58
Diluted net income per share	$0.22	$11.87	$12.37

(1)	At December 31, 2008, 2007 and 2006, stock options to purchase 870.1 thousand, 4.7 thousand and nil common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

15. Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it agreed to sell approximately 6.7 million of its common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty. Under the forward sale agreement, the Company would deliver common shares to the forward counterparty on one or more settlement dates chosen by the Company prior to October 2008.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Under the terms of the unamended half of the forward sale agreement, in 2008 the Company delivered 3,366,295 common shares to the forward counterparty for total proceeds of $211.6 million (see Note 14).

On July 31, 2008, the Company amended the existing forward sale agreement. Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010.

The extension with the forward counterparty allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the remaining term of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in April 2010, subject to a minimum price per share of $59.33 and a maximum price per share of $84.43 at December 31, 2008. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Under the terms of the extended forward sale agreement, contract fees of approximately $8.1 million were recorded against additional paid-in capital in 2008 and will be paid over the contract period. Prior to the issuance of shares under the forward sale agreement, this transaction has no other impact on the Company’s common shareholders’ equity, and the Company calculates the dilutive impact related to the forward sale agreement, if any, using the treasury stock method prescribed under SFAS 128, “Earnings per Share”.

For the fourth quarter of 2007, the diluted net income per share included the dilutive effect of 115,350 shares related to this agreement, as the Company’s average share price exceeded the maximum price per share during the fourth quarter of 2007. The 2008 and 2006 diluted net income per share did not include any dilutive effect related to this agreement.

16. Commitments and Contingencies

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

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. Derivative instruments may be used to replicate investment positions, manage currency, market exposure and duration risk, or to enhance investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts and other derivative contracts. However, the Company diversifies the counterparties to its derivative contracts to reduce credit risk, and because the counterparties to these contracts are high-credit-quality international banks, the Company does not anticipate

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

non-performance. These contracts are generally of short duration and settle on a net basis. The difference between the contract amounts and the related market value represents the Company’s maximum credit exposure.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for different life and alternative risk products. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. The Company mitigates the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps.

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

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses (see Note 6). The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. As of December 31, 2008 and 2007, the Company has recorded a provision for uncollectible premiums receivable of $6.5 million and $10.8 million, respectively.

The Company is also subject to the credit risk of its cedants in the event of insolvency or the cedant’s failure to honor the value of funds held balances for any other reason. However, the Company’s credit risk is mitigated, to some extent, by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the premiums receivable or funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2008 (in thousands of U.S. dollars):

Period	Amount
2009	$26,624
2010	26,124
2011	25,571
2012	23,305
2013	14,754
2014 through 2019	35,158

Total future minimum rental payments	$151,536

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $28.8 million, $25.9 million and $25.3 million, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company has also entered into non-cancelable operating subleases expiring in various years through 2010. The minimum rental income to be received by the Company in the future is $2.3 million. The leases are renewable at the option of the lessee under certain circumstances.

(c) Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, stock-based compensation, the reimbursement of certain expenses, retention incentive payments, as well as certain severance provisions.

(d) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $27.4 million through 2014.

The Company has entered into strategic investments with unfunded capital commitments totaling $89.1 million through 2012. The Company expects to fund capital commitments of $51.1 million, $18.0 million, $16.5 million and $3.5 million during 2009, 2010, 2011 and 2012, respectively.

Under the terms of the Company’s extended forward sale agreement (see Note 15), the Company will pay approximately $8.1 million, including interest, in contract fees through 2010.

(e) Legal Proceedings

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

As of December 31, 2008, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

17. Derivatives

Foreign Exchange Forward Contracts

The Company utilizes foreign exchange forward contracts as part of its overall currency risk management and investment strategies. In accordance with SFAS 133, these derivative instruments are recorded in the Consolidated Balance Sheets at fair value, with changes in fair value recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.

Foreign exchange forward contracts outstanding with a notional value of $1,323.9 million had a net unrealized gain of $20.3 million as of December 31, 2007.

The Company also utilizes foreign exchange forward contracts to hedge a portion of its net investment exposure resulting from the translation of its foreign subsidiaries and branches whose functional currency is other than the U.S. dollar. During the fourth quarter of 2008, the Company entered into foreign exchange forward contracts with notional amounts of Euro 250 million and Canadian $125 million. A portion of these contracts have been designated as fair value hedges under SFAS 133.

Foreign Currency Option Contracts

The Company also utilizes foreign currency option contracts to mitigate foreign currency risk. For the year ended December 31, 2007, the balances related to contracts maturing on December 31 were a receivable of $0.8 million. At December 31, 2007, there were no outstanding contracts.

Futures Contracts

Exchange traded treasury note futures are used by the Company for the purposes of managing portfolio duration. The notional value of the treasury futures was a long position of $485 million at December 31, 2007. The fair value of futures contracts was a net unrealized gain of $0.9 million at December 31, 2007.

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line and to manage market exposures. These credit default swaps are recorded at fair value and the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. The fair value of protection purchased through credit default swaps was a net unrealized gain of $0.3 million and a notional value of $498 million at December 31, 2007.

The Company assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

credit default swaps in the event of a default on the underlying issuer, no issuer was in default at December 31, 2008. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions. The fair value of the Company’s assumed credit default swaps was an unrealized loss of $2.1 million and the notional value was $34 million at December 31, 2007.

Weather Derivatives

The Company has entered into various weather derivatives. The fair value of weather derivatives (the Company’s net liabilities) was a net unrealized loss of $1.8 million at December 31, 2007. The notional value of the Company’s weather derivatives was $39 million at December 31, 2007.

Total Return and Interest Rate Swaps

The Company has entered into total return swaps referencing various project and principal finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps. The fair value of those derivatives (the Company’s net liabilities) was a net unrealized loss of $33.7 million at December 31, 2007. The notional value of the Company’s total return swaps was $273 million at December 31, 2007.

Pursuant to the Company’s adoption of the disclosure requirements of SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161), the fair values and notional values of derivatives included in the Company’s Consolidated Balance Sheet at December 31, 2008 were as follows (in thousands of U.S. dollars):

	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$(37,470)	$443,210

Derivatives not designated as hedges
Foreign exchange forward contracts	$32,522	$1,196,830
Foreign currency option contracts	(8,027)	123,932
Futures contracts	7,991	1,122,524
Credit default swaps (protection purchased)	20,305	295,665
Credit default swaps (assumed risks)	(16,191)	46,130
Weather derivatives	(5,393)	60,000
Total return swaps	(24,898)	239,733
Interest rate swaps	(12,355)	—

Total derivatives not designated as hedges	$(6,046)

Total derivatives	$(43,516)

The fair value of all derivatives at December 31, 2008 is recorded in other invested assets in the Company’s Consolidated Balance Sheet. The effect of net investment hedging derivatives for the year ended December 31, 2008 was a $37.5 million loss recognized in accumulated other comprehensive income and $nil included in the Consolidated Statement of Operations.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The effect of derivatives not designated as hedges included in the Consolidated Statement of Operations for the year ended December 31, 2008 was as follows (in thousands of U.S. dollars):

Derivatives not designated as hedges	Location of (loss) gain on derivatives recognized in income	Amount of (loss) gain on derivatives recognized in income
Foreign exchange forward contracts	Net foreign exchange gains and losses	$(19,706)
Foreign currency option contracts	Net foreign exchange gains and losses	(15,167)
Futures contracts	Net realized and unrealized investment gains and losses	7,150
Credit default swaps (protection purchased)	Net realized and unrealized investment gains and losses	19,311
Credit default swaps (assumed risks)	Net realized and unrealized investment gains and losses	(15,581)
Weather derivatives	Net realized and unrealized investment gains and losses	5,367
Total return swaps	Net realized and unrealized investment gains and losses	(1,049)
Interest rate swaps	Net realized and unrealized investment gains and losses	(8,795)
Other	Net realized and unrealized investment gains and losses	449

Total derivatives not designated as hedges		$(28,021)

18. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured credit facilities. As of December 31, 2008, the total amount of such credit facilities available to the Company was $794.1 million. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured basis in the amount of $570.4 million at December 31, 2008, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2008 is a $700 million five-year syndicated, unsecured credit facility. In February 2009, the Company and its lenders agreed to release one of the participants from its obligations under the syndicated facility. As such, the facility has been reduced from $700 million to $660 million. All other terms and conditions remain unchanged. This unsecured credit facility has the following terms: (i) a maturity date of September 30, 2010, (ii) a $300 million accordion feature, which enables the Company to potentially increase its available credit from $660 million to $960 million, and (iii) a minimum consolidated tangible net worth requirement as defined below. The ability of the Company to increase its available credit to $960 million is subject to the agreement of the credit facility participants and, given the current financial crisis and related credit environment, this may be limited.

This facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $350 million as part of the Company’s syndicated unsecured credit facility. At December 31, 2008 and 2007, there were no borrowings under this revolving line of credit.

Some of the credit facilities contain customary default, cross payment and acceleration provisions and require that the Company maintain certain covenants, including the following:

i.	a financial strength rating from A.M. Best of at least A- (for the Company’s material reinsurance subsidiaries that are rated by A.M. Best);

ii.	a maximum ratio of total debt to total capitalization of 35% (for the purposes of this covenant, debt does not include the CENts); and

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

iii.	a minimum consolidated tangible net worth of $2,100 million plus 50% of cumulative net income (if positive) since July 1, 2005 through the most recent June 30 or December 31, for periods subsequent to June 30, 2006. For the purposes of this covenant, consolidated tangible net worth includes the CENts and excludes goodwill. Minimum tangible net worth required at December 31, 2008 was $2,695.7 million.

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

The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2008 and 2007, the Company was not in breach of any of the covenants and no conditions of default existed under its facilities. Its total debt to total capitalization ratio was 12.7% and 11.9%, respectively, and its consolidated tangible net worth was $4,019.6 million and $4,142.1 million, at December 31, 2008 and 2007, respectively.

19. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Catastrophe.

The U.S. sub-segment includes property, casualty, motor, multiline, agriculture, surety and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor business generally originating outside of the United States. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life segment includes life, health and annuity lines of business. Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment. The following items are not considered in evaluating the results of the Non-life and Life segments: net realized and unrealized investment gains and losses, interest expense, net foreign exchange gains and losses and income tax expense or benefit. Segment results are shown net of intercompany transactions.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables provide a summary of the segment revenues and results for the years ended December 31, 2008, 2007 and 2006 (in millions of U.S. dollars, except ratios):

Segment Information

For the Year Ended December 31, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,072	$769	$1,172	$413	$3,426	$584	$18	$4,028
Net premiums written	$1,064	$765	$1,150	$413	$3,392	$579	$18	$3,989
Decrease (increase) in unearned premiums	24	32	(104)	(10)	(58)	(3)	—	(61)

Net premiums earned	$1,088	$797	$1,046	$403	$3,334	$576	$18	$3,928
Losses and loss expenses and life policy benefits	(812)	(454)	(721)	(144)	(2,131)	(463)	(15)	(2,609)
Acquisition costs	(261)	(198)	(281)	(37)	(777)	(120)	(2)	(899)

Technical result	$15	$145	$44	$222	$426	$(7)	$1	$420
Other income					4	—	6	10
Other operating expenses					(231)	(43)	(91)	(365)

Underwriting result					$199	$(50)	n/a	$65
Net investment income						67	506	573

Allocated underwriting result (1)						$17	n/a	n/a
Net realized and unrealized investment losses							(531)	(531)
Interest expense							(51)	(51)
Net foreign exchange gains							6	6
Income tax expense							(10)	(10)
Interest in losses of equity investments							(5)	(5)

Net income							n/a	$47

Loss ratio (2)	74.6%	56.9%	69.0%	35.8%	63.9%
Acquisition ratio (3)	24.0	24.9	26.8	9.2	23.3

Technical ratio (4)	98.6%	81.8%	95.8%	45.0%	87.2%
Other operating expense ratio (5)					6.9

Combined ratio (6)					94.1%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (A)	Total
Gross premiums written	$1,020	$740	$1,049	$401	$3,210	$597	$3	$3,810
Net premiums written	$1,020	$738	$1,026	$401	$3,185	$569	$3	$3,757
(Increase) decrease in unearned premiums	(21)	20	(20)	39	18	2	—	20

Net premiums earned	$999	$758	$1,006	$440	$3,203	$571	$3	$3,777
Losses and loss expenses and life policy benefits	(608)	(523)	(450)	(46)	(1,627)	(455)	—	(2,082)
Acquisition costs	(241)	(191)	(260)	(42)	(734)	(116)	—	(850)

Technical result	$150	$44	$296	$352	$842	$—	$3	$845
Other income (loss)					7	—	(24)	(17)
Other operating expenses					(214)	(33)	(80)	(327)

Underwriting result					$635	$(33)	n/a	$501
Net investment income						54	469	523

Allocated underwriting result (1)						$21	n/a	n/a
Net realized investment losses							(72)	(72)
Interest expense							(54)	(54)
Net foreign exchange losses							(15)	(15)
Income tax expense							(82)	(82)
Interest in losses of equity investments							(83)	(83)

Net income							n/a	$718

Loss ratio (2)	60.8%	69.0%	44.7%	10.5%	50.8%
Acquisition ratio (3)	24.1	25.2	25.9	9.6	22.9

Technical ratio (4)	84.9%	94.2%	70.6%	20.1%	73.7%
Other operating expense ratio (5)					6.7

Combined ratio (6)					80.4%

(A)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The 2007 period includes the Company’s share of ChannelRe Holdings’ net loss and a charge which represents the write-down of its total investment in ChannelRe Holdings due to anticipated unrealized mark-to-market losses on Channel Reinsurance Ltd’s credit derivative portfolio, which it expected to incur during the three months ended December 31, 2007, for a total of $92.8 million (see Note 21).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2006

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other (B)	Total
Gross premiums written	$1,030	$763	$1,012	$412	$3,217	$507	$10	$3,734
Net premiums written	$1,029	$760	$991	$412	$3,192	$487	$10	$3,689
Decrease (increase) in unearned premiums	1	15	(12)	(24)	(20)	—	(2)	(22)

Net premiums earned	$1,030	$775	$979	$388	$3,172	$487	$8	$3,667
Losses and loss expenses and life policy benefits	(725)	(505)	(446)	(65)	(1,741)	(363)	(7)	(2,111)
Acquisition costs	(243)	(209)	(236)	(43)	(731)	(117)	(1)	(849)

Technical result	$62	$61	$297	$280	$700	$7	$—	$707
Other income					5	—	19	24
Other operating expenses					(206)	(29)	(75)	(310)

Underwriting result					$499	$(22)	n/a	$421
Net investment income						51	398	449

Allocated underwriting result (1)						$29	n/a	n/a
Net realized investment gains							47	47
Interest expense							(61)	(61)
Net foreign exchange losses							(24)	(24)
Income tax expense							(95)	(95)
Interest in earnings of equity investments							12	12

Net income							n/a	$749

Loss ratio (2)	70.3%	65.1%	45.6%	16.9%	54.8%
Acquisition ratio (3)	23.7	27.1	24.1	11.1	23.1

Technical ratio (4)	94.0%	92.2%	69.7%	28.0%	77.9%
Other operating expense ratio (5)					6.5

Combined ratio (6)					84.4%

(B)	The 2006 period includes the Company’s share of ChannelRe Holdings’ net income in the amount of $11.7 million for the period from October 2005 to September 2006, as the Company reports the results of ChannelRe Holdings on a one-quarter lag.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Non-life
Property and casualty
Casualty	15%	17%	17%
Property	16	17	18
Motor	6	5	6
Multiline and other	3	3	3
Specialty
Agriculture	7	4	5
Aviation/Space	5	5	6
Catastrophe	10	11	11
Credit/Surety	7	7	6
Engineering	5	5	5
Energy	2	2	2
Marine	4	4	3
Specialty casualty	4	3	3
Specialty property	2	2	2
Life	14	15	13

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Europe	46%	45%	42%
North America	41	42	43
Latin America, Caribbean and Africa	8	7	7
Asia, Australia and New Zealand	5	6	8

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 7% of total gross premiums written during the years ended December 31, 2008, 2007 and 2006.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2008, 2007 and 2006. The brokers accounted for 23%, 17% and 18% and 19%, 19% and 20% of gross premiums written for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Non-life
U.S.	71%	64%	65%
Global (Non-U.S.) P&C	30	29	28
Global (Non-U.S.) Specialty	25	19	24
Catastrophe	74	47	49
Life	18	17	15

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

20. Unaudited Quarterly Financial Information

	2008				2007
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$752.4	$869.2	$956.3	$1,411.6	$714.4	$873.5	$898.7	$1,270.6
Net premiums earned	984.3	1,078.5	955.5	909.8	989.7	1,056.4	889.3	842.0
Net investment income	144.3	146.1	145.5	137.0	137.8	135.6	130.9	119.0
Net realized and unrealized investment gains (losses) (1)	64.0	(324.2)	(296.2)	25.1	(16.5)	(3.1)	(53.7)	0.8
Other income (loss)	7.9	(3.8)	4.6	1.6	(14.5)	5.4	(8.9)	0.5

Total revenues	1,200.5	896.6	809.4	1,073.5	1,096.5	1,194.3	957.6	962.3
Losses and loss expenses and life policy benefits	718.9	752.0	548.7	589.7	517.6	562.1	524.0	478.7
Acquisition costs	233.7	232.8	228.2	204.2	227.2	215.5	206.3	200.7
Other operating expenses	89.1	86.9	96.7	92.3	88.5	79.1	80.0	79.0
Interest expense	12.5	11.9	14.9	11.9	13.4	13.6	13.5	13.5
Net foreign exchange (gains) losses	(14.1)	4.6	(1.5)	4.8	(1.6)	3.6	9.3	4.3

Total expenses	1,040.1	1,088.2	887.0	902.9	845.1	873.9	833.1	776.2
Income (loss) before taxes and interest in (losses) earnings of equity investments	160.4	(191.6)	(77.6)	170.6	251.4	320.4	124.5	186.1
Income tax expense (benefit)	59.9	(39.5)	(53.4)	42.7	4.3	34.8	22.7	19.9
Interest in (losses) earnings of equity investments	(5.2)	0.4	(1.8)	1.1	(66.5)	(22.7)	3.2	3.0

Net income (loss)	95.3	(151.7)	(26.0)	129.0	180.6	262.9	105.0	169.2
Preferred dividends	8.6	8.6	8.6	8.6	8.6	8.6	8.6	8.6

Net income (loss) available to common shareholders	$86.7	$(160.3)	$(34.6)	$120.4	$172.0	$254.3	$96.4	$160.6
Basic net income (loss) per common share	$1.56	$(3.01)	$(0.64)	$2.22	$3.13	$4.55	$1.70	$2.82
Diluted net income (loss) per common share	1.53	(3.01)	(0.64)	2.16	3.04	4.44	1.66	2.76
Dividends declared per common share	0.46	0.46	0.46	0.46	0.43	0.43	0.43	0.43
Common share price range:
High	$72.76	$74.40	$77.66	$82.23	$83.54	$80.04	$77.76	$71.53
Low	48.48	63.05	69.13	73.77	78.28	69.11	68.42	66.95

(1)	Following the adoption of SFAS 159 on January 1, 2008, net realized and unrealized investment gains (losses) include both realized and unrealized gains (losses) on investments. Prior to the adoption of SFAS 159, net realized investment gains (losses) included realized gains (losses) on investments and other-than-temporary impairment charges.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

21. Summarized Financial Information of ChannelRe Holdings

ChannelRe Holdings is a non-publicly traded financial guaranty reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participates in MBIA reinsurance treaties and provides facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common shares of Channel Reinsurance Ltd. (“Channel Reinsurance”), which is a subsidiary and the primary asset of ChannelRe Holdings. The investment in ChannelRe Holdings is accounted for using the equity method. The Company’s share of ChannelRe Holdings’ net income and accumulated other comprehensive income is reported in the Company’s net income and accumulated other comprehensive income, respectively, on a one-quarter lag. The Company calculates its share of ChannelRe Holdings’ net income and accumulated other comprehensive income on the basis of the Company’s ownership percentage of ChannelRe Holdings’ common shares currently outstanding.

The following tables provide summarized financial information for ChannelRe Holdings. As the Company calculates its share of ChannelRe Holdings’ results on a one-quarter lag, the results presented below include summarized financial information for the twelve month periods from October 1 to September 30.

In addition to ChannelRe Holdings’ results for the twelve month period ended September 30, 2007 below, the Company recorded an additional charge of $87 million in its Consolidated Statements of Operations for the year ended December 31, 2007. This additional charge represented the write-down to $nil of its investment in ChannelRe Holdings due to unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expected to incur during the three months ended December 31, 2007, and which were expected to result in ChannelRe Holdings having negative U.S. GAAP shareholders’ equity at that date. ChannelRe Holdings’ financial statements as of December 31, 2007 and September 30, 2008 did present negative U.S. GAAP shareholders’ equity, and accordingly at December 31, 2008, the carrying value of the Company’s investment in ChannelRe Holdings remains $nil.

As ChannelRe Holdings has a financial year-end of December 31, this information is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	September 30, 2008	September 30, 2007
Total investments available for sale	$691	$638
Cash and cash equivalents	8	19
Deferred acquisition costs	32	37
Derivative assets	86	20
Other assets	9	11

Total assets	$826	$725
Deferred premium revenue	$123	$145
Loss and loss adjustment expense reserves	41	28
Derivative liabilities	743	115
Other liabilities	9	7

Total liabilities	916	295
Minority interest	(25)	120
Shareholders’ (deficit) equity	(65)	310

Total liabilities, minority interest and shareholders’ (deficit) equity	$826	$725

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Income Statement Data (in millions of U.S. dollars):

	For the period from October 1, 2007 to September 30, 2008	For the period from October 1, 2006 to September 30, 2007	For the period from October 1, 2005 to September 30, 2006
Premiums earned	$48	$45	$56
Net investment income	30	29	24

Total revenues	78	74	80
Losses incurred	27	12	7
Acquisition costs	12	12	15
Operating expenses	3	4	8

Total expenses	42	28	30
Realized gains and other settlements on derivatives	19	14	10
Unrealized losses on derivatives	(561)	(91)	(1)

Net change in fair value of derivatives	(542)	(77)	9
Other gains (losses)	1	2	(1)

Net realized and unrealized (losses) gains	(541)	(75)	8
Minority interest	141	8	(16)

Net (loss) income	$(364)	$(21)	$42

22. Subsequent Events

On January 8, 2009, the Company entered into a second amendment to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half year term loan agreement with Citibank, N.A. Under the terms of the second loan amendment, the Company has a right to prepay the half of the original $400.0 million loan that has a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment will be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan will have a maturity of July 12, 2010 and the Company will not have a right to prepay this amount. The loan is otherwise unchanged.

On January 14, 2009, the Company repaid the half of the original $400.0 million loan that was due April 27, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 27, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2008, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Deloitte & Touche, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers and corporate governance of the Company is contained under the captions Our Directors, Our Executive Officers, Corporate Governance and Election of Directors in the Proxy Statement and is incorporated herein by reference in response to this item.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number

(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—as of December 31, 2008					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2008, 2007 and 2006					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2008, 2007 and 2006					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2008, 2007 and 2006					X

3.	Exhibits

Included on page 181

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

PARTNERRE LTD.

By:	/s/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	February 27, 2009

/s/ ALBERT A. BENCHIMOL Albert A. Benchimol	Executive Vice President and Chief Financial Officer	February 27, 2009

/s/ WILLIAM BABCOCK William Babcock	Group Finance Director	February 27, 2009

/s/ LAURIE A. DESMET Laurie A. Desmet	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	February 27, 2009

/s/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	February 27, 2009

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 27, 2009

/s/ JUDITH HANRATTY Judith Hanratty	Director	February 27, 2009

/s/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 27, 2009

/s/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	February 27, 2009

/s/ RÉMY SAUTTER Rémy Sautter	Director	February 27, 2009

/s/ LUCIO STANCA Lucio Stanca	Director	February 27, 2009

/s/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 27, 2009

/s/ JURGEN ZECH Jurgen Zech	Director	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 27, 2009; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 27, 2009

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2008

(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1)	Fair Value		Amount at which shown in the balance sheet
Fixed Maturities:
Bonds:
United States government and government agencies and authorities	$3,069,620		$3,171,660	$3,171,660
Foreign governments	2,651,298		2,824,113	2,824,113
Convertibles and bonds with warrants attached	14,961		13,822	13,822
Public utilities	139,439		137,874	137,874
All other corporate bonds	4,343,808		4,034,526	4,034,526

Total fixed maturities	10,219,126		10,181,995	10,181,995

Equity Securities:
Common stocks:
Banks, trust and insurance companies	126,718		100,064	100,064
Public utilities	10,349		8,228	8,228
Industrial, miscellaneous and all other	500,131		404,520	404,520

Total equity securities	637,198		512,812	512,812

Other long-term investments	37,628		xxxxxxxx	(8,379)
Short-term investments	116,445		117,091	117,091

Total investments	$11,010,397	$	xxxxxxxx	$10,803,519

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts, net of other-than-temporary impairments. Original cost of equity securities net of other-than-temporary impairments.

The above table includes the Company’s trading securities as well as other long-term investments and excludes its cash holdings and all investments accounted for using the equity method.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars except parenthetical share and per share data)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$178,528	$101,504
Investments in subsidiaries	5,257,047	5,236,806
Intercompany loans and balances receivable	8,803	9,626
Other	(27,569)	11,323

Total assets	$5,416,809	$5,359,259

Liabilities
Current portion of long-term debt	$200,000	$—
Long-term debt	200,000	400,000
Intercompany loans and balances payable	787,026	604,686
Accounts payable, accrued expenses and other	30,675	33,016

Total liabilities	1,217,701	1,037,702

Shareholders’ Equity
Common shares (par value $1.00, issued: 2008, 57,748,507 shares; 2007, 57,379,516 shares)	57,749	57,380
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 11,600,000; aggregate liquidation preference: 2008 and 2007, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2008 and 2007, 9,200,000; aggregate liquidation preference: 2008 and 2007, $230,000,000)	9,200	9,200
Additional paid-in capital	1,465,688	1,441,598
Accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	3,943	94,747
Currency translation adjustment	34,888	197,777
Unfunded pension obligation, net of tax	(16,023)	(3,274)
Retained earnings	2,729,662	2,753,784
Common shares held in treasury, at cost (2008, 1,295,173 shares; 2007, 3,129,008 shares)	(97,599)	(241,255)

Total shareholders’ equity	4,199,108	4,321,557

Total liabilities and shareholders’ equity	$5,416,809	$5,359,259

(1)	The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect wholly-owned finance subsidiary of the Company, related to the issuance of $250.0 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s current and long-term debt.

The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A, an indirect wholly-owned finance subsidiary of the Company, related to the issuance of $250.0 million aggregate principal amount of 6.875% Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company.

(2)	On January 14, 2009, the Company repaid the $200.0 million current portion of long-term debt.

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Revenues
Net investment income	$68	$15,845	$19,585
Interest income on intercompany loans	—	17,478	10,848
Realized loss on derivatives	(1,477)	—	(274)

Total revenues	(1,409)	33,323	30,159

Expenses
Other operating expenses	72,698	66,620	60,708
Interest expense on intercompany loans	17,093	30,234	25,237
Interest expense	15,592	24,508	23,836
Net foreign exchange gains	(3,828)	(13,818)	(48,170)

Total expenses	101,555	107,544	61,611

Loss before equity in net income of subsidiaries	(102,964)	(74,221)	(31,452)
Equity in net income of subsidiaries	149,531	792,033	780,784

Net income	$46,567	$717,812	$749,332

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Cash flows from operating activities
Net income	$46,567	$717,812	$749,332
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(149,531)	(792,033)	(780,784)
Other changes in assets and liabilities	29,145	46,920	64,436
Other, net	(2,468)	(13,818)	(48,486)

Net cash used in operating activities	(76,287)	(41,119)	(15,502)

Cash flows from investing activities
Advances to/from subsidiaries, net	(61,465)	368,599	145,626
Net issue of intercompany loans receivable and payable	250,000	155,266	390,798
Investments in subsidiaries	—	(405,861)	—
Other, net	(1,393)	(1,083)	(108)

Net cash provided by investing activities	187,142	116,921	536,316

Cash flows from financing activities
Cash dividends paid to shareholders	(134,627)	(130,931)	(125,417)
Repurchase of common shares	(110,017)	(275,039)	—
Proceeds from issuance of common and treasury shares	222,736	37,907	17,225
Contract fees on forward sale agreement	(10,006)	(10,414)	(9,594)
Expenses incurred related to CENts	—	—	(2,943)

Net cash used in financing activities	(31,914)	(378,477)	(120,729)

Effect of foreign exchange rate changes on cash	(1,917)	—	1,246
Increase (decrease) in cash and cash equivalents	77,024	(302,675)	401,331
Cash and cash equivalents—beginning of year	101,504	404,179	2,848

Cash and cash equivalents—end of year	$178,528	$101,504	$404,179

Supplemental cash flow information:
Interest paid	$34,812	$68,517	$44,413

(1)	The Company received non-cash dividends from its subsidiaries of $nil, $450.0 million and $nil for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)	In 2007, the Company settled intercompany loans receivable and payable with subsidiaries in exchange for ownership in the subsidiaries.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income (1)	Losses Incurred	Amortization of DAC	Other Operating Expenses (2)	Premiums Written
2008
Non-life	$313,039	$7,510,666	$1,254,746	—	$3,333,922	N/A	$2,130,951	$777,550	$230,615	$3,392,660
Life	303,940	—	16,873	$1,432,015	576,428	$66,615	462,982	119,994	43,439	N/A
Corporate and Other	142	—	2,168	—	17,674	506,349	15,287	1,338	90,955	17,788

Total	$617,121	$7,510,666	$1,273,787	$1,432,015	$3,928,024	$572,964	$2,609,220	$898,882	$365,009	$3,410,448

2007
Non-life	$327,982	$7,231,436	$1,249,562	—	$3,203,876	N/A	$1,627,510	$734,120	$214,258	$3,184,933
Life	313,782	—	16,125	$1,541,687	570,764	$53,823	454,752	115,537	32,718	N/A
Corporate and Other	54	—	2,186	—	2,831	469,436	199	58	79,510	2,929

Total	$641,818	$7,231,436	$1,267,873	$1,541,687	$3,777,471	$523,259	$2,082,461	$849,715	$326,486	$3,187,862

2006
Non-life	$296,523	$6,870,785	$1,198,239	—	$3,172,168	N/A	$1,740,591	$732,213	$205,091	$3,192,740
Life	246,175	—	15,285	$1,430,691	486,969	$51,547	363,355	116,497	29,462	N/A
Corporate and Other	—	—	2,100	—	8,131	397,854	7,391	531	74,991	9,862

Total	$542,698	$6,870,785	$1,215,624	$1,430,691	$3,667,268	$449,401	$2,111,337	$849,241	$309,544	$3,202,602

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment.
(2)	Other operating expenses are a component of underwriting result for the Non-life and Life segments. Other operating expenses included in Corporate and Other represent corporate expenses and other operating expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2008
Life reinsurance in force	—	$4,451,144	$164,674,622	$160,223,478	103%
Premiums earned
Life	—	$6,002	$567,619	$561,617	101%
Accident and health	—	—	14,811	14,811	100%
Property and casualty	$7,327	33,678	3,377,947	3,351,596	101%

Total premiums	$7,327	$39,680	$3,960,377	$3,928,024	101%

2007
Life reinsurance in force	—	$9,453,511	$139,228,160	$129,774,649	107%
Premiums earned
Life	—	$27,576	$582,530	$554,954	105%
Accident and health	—	—	15,810	15,810	100%
Property and casualty	$5,763	25,349	3,226,293	3,206,707	101%

Total premiums	$5,763	$52,925	$3,824,633	$3,777,471	101%

2006
Life reinsurance in force	—	$6,527,942	$111,583,591	$105,055,649	106%
Premiums earned
Life	—	$18,735	$496,160	$477,425	104%
Accident and health	—	—	9,544	9,544	100%
Property and casualty	$3,534	24,526	3,201,291	3,180,299	101%

Total premiums	$3,534	$43,261	$3,706,995	$3,667,268	101%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2008	$313,181	$7,510,666	$1,256,914	$3,351,596	$2,146,238	$778,888	$1,580,819	$3,410,448
2007	328,036	7,231,436	1,251,748	3,206,707	1,627,709	734,178	1,620,367	3,187,862
2006	296,523	6,870,785	1,200,339	3,180,299	1,747,982	732,744	1,860,555	3,202,602

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
2.1	Asset Purchase Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.1	October 28, 1998	001-14536

2.2	Reinsurance Agreement, dated October 3, 1998 between “Winterthur” Swiss Insurance Company, Winterthur Life, Vitodurum Versicherungs—Gesellschaft and Partner Reinsurance Company Ltd.	8-K	2.2	October 28, 1998	001-14536

2.3	Share Purchase Agreement, dated October 23, 1998 between Winterthur Life U.S. Holdings, Inc., Winterthur U.S. Holdings, Inc. and PartnerRe U.S. Corporation.	8-K	2.3	October 28, 1998	001-14536

2.4	Amended and Restated Stock Purchase Agreement, effective as of April 12, 2000 between Partner Reinsurance Company of the U.S. and SCOR Group in relation to the sale of the outstanding capital stock of PartnerRe Insurance Company of the U.S.	10-Q	2.0	May 15, 2000	001-14536

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws.	10-Q	3.2	August 9, 2007	001-14536 071037066

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536 03680524

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536 03680524

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 041136085

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 041136085

4.9	Junior Subordinated Indenture and First Supplemental Junior Subordinated Indenture.	8-K	4.1 4.2	November 7, 2006	001-14536 061194484

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
4.10	Junior Subordinated Debt Securities Guarantee Agreement and First Supplemental Junior Subordinated Debt Securities Guarantee Agreement.	8-K	4.3 4.4	November 7, 2006	001-14536 061194484

4.11	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 08860178

4.12	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 08860178

4.13	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 08860178

4.14	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 08860178

10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August 23, 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August 23, 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536 02807338

10.4	Credit Agreement, dated June 17, 2004, among PartnerRe Ltd., various designated subsidiary borrowers various lending institutions and JP Morgan Chase Bank, as Administrative Agent.	10-Q	10.1	August 6, 2004	001-14536 04957898

10.4.1	First Amendment to the Credit Agreement dated as of January 26, 2005, among PartnerRe Ltd., the Designated Subsidiary Borrowers, the lending institutions and JP Morgan Chase Bank.	10-K	10.4.1	March 10, 2005	001-14536 05673024

10.4.2	Amended Credit Agreement dated as of September 30, 2005, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	October 6, 2005	001-14536 051126886

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.4.3	Amended Credit Agreement dated as of April 18, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	May 22, 2007	001-14536 07871708

10.4.4	Amended Credit Agreement dated as of August 17, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.	10-K	10.4.4	February 29, 2008	001-14536 08653416

10.4.5	Amended Credit Agreement dated as of December 19, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.	10-K	10.4.5	February 29, 2008	001-14536 08653416

10.4.6	Amended Credit Agreement dated as of February 25, 2009, among the Company, various designated subsidiary borrowers and various lending institutions.					X

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 04957898

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 05988483

10.5.2	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd., Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 08653416

10.6	Loan Agreement between PartnerRe U.S. Corporation and Credit Suisse First Boston, dated October 26, 1998.	10-K	10.19	March 30, 1999	001-14536

10.6.1	Loan Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.1	October 31, 2005	001-14536 051166766

10.6.2	Forward Sale Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.2	October 31, 2005	001-14536 051166766

10.6.3	Amendment dated July 31, 2008, to the Confirmation dated as of October 25, 2005 between PartnerRe Ltd. and Citibank, N.A.	8-K	10.1	August 4, 2008	001-14536 08988788

10.6.4	Amendment dated July 31, 2008, to the Loan Agreement dated as of October 25, 2005 between PartnerRe Ltd. and Citibank, N.A.	8-K	10.2	August 4, 2008	001-14536 08988788

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.6.5	Second Amendment to Loan Agreement dated as of January 8, 2009, to the Loan Agreement as of October 25, 2005, between PartnerRe Ltd. and Citibank, N.A.	8-K	10.1	January 12, 2009	001-14536 09522024

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.9.1	2005 Employee Equity Plan, dated as of May 10, 2005.	8-K	10.1	May 16, 2005	001-14536 05835956

10.9.2	Amended and Restated 2005 Employee Equity Plan, dated as of May 22, 2008.	10-Q	10.1	August 8, 2008	001-14536 08999785

10.10	PartnerRe Ltd. Employee Share Purchase Plan, dated as of May 19, 2000.	10-Q	10.5	August 14, 2000	001-14536

10.10.1	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536 02731849

10.11	Swiss Share Purchase Plan effective June 3, 2002.	10-K	10.31	March 28, 2003	001-14536 03622219

10.12	PartnerRe Ltd 2003 Non-Employee Directors Stock Plan dated May 22, 2003.	10-K	10.26	March 15, 2004	001-14536

10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.01	September 20, 2004	001-14536 041037442

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.02	September 20, 2004	001-14536 041037442

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 05621655

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 05621655

10.16.1	Form of Executive Restricted Shares Unit Award Agreement.	8-K	10.2	May 16, 2005	001-14536 05835956

10.16.2	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536 05835956

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.16.3	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536 05835956

10.16.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 05835956

10.17	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536 05673024

10.17.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536 051206658

10.17.2	Board of Directors Compensation Program for Non-Executive Directors					X

10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536 02584632

10.22.2	Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.2	March 10, 2005	001-14536 05673024

10.22.3	Restricted Stock Unit Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 16, 2004.	10-K	10.22.3	March 10, 2005	001-14536 05673024

10.22.4	Letter Agreement Between PartnerRe Ltd. and Patrick A. Thiele dated May 15, 2007.	10-Q	10.1	August 9, 2007	001-14536 071037066

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
10.23	Employment Agreement between Partner Reinsurance Company Ltd. and Costas Miranthis dated as of September 1, 2007.	8-K	10.1	October 1, 2007	001-14536 071146993

10.24	Executive Employment Agreement between Partner Reinsurance Company of the U.S. and Tad Walker dated January 6, 2009.	8-K	10.1	January 6, 2009	001-14536 09510906

10.25	Executive Employment Agreement between PartnerRe Capital Markets Corp. and Albert A. Benchimol dated as of January 1, 2009.	8-K	10.1	February 11, 2009	001-14536 09589545

14.1	Code of Business Conduct and Ethics.	10-K	14.1	February 29, 2008	001-14536 08653416

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

99.1	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99	June 30, 2006	001-14536 06937793

99.2	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99.2	May 25, 2007	001-14536 07881076

99.3	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.	10-K/A	99.3	June 23, 2008	001-14536 08912468