Form 10-Q
period 2009-03-31
PARTNERRE LTD
filed 2009-05-08
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                  Accelerated filer  ☐                 Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of April 30, 2009 was 56,586,095.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda
May 8, 2009

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31, 2009	December 31, 2008
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2009, $10,370,597; 2008, $10,219,126)	$10,280,043	$10,181,995
Short-term investments, trading securities, at fair value (amortized cost: 2009, $68,752; 2008, $116,445)	69,024	117,091
Equities, trading securities, at fair value (cost: 2009, $544,324; 2008, $637,198)	426,416	512,812
Other invested assets	54,769	74,493

Total investments	10,830,252	10,886,391
Cash and cash equivalents, at fair value, which approximates amortized cost	571,638	838,280
Accrued investment income	170,693	169,103
Reinsurance balances receivable	2,125,796	1,719,694
Reinsurance recoverable on paid and unpaid losses	161,753	153,594
Funds held by reinsured companies	753,187	786,422
Deferred acquisition costs	659,012	617,121
Deposit assets	328,552	342,132
Net tax assets	168,264	215,703
Goodwill	429,519	429,519
Net receivable for securities sold	—	43,007
Other assets	76,108	78,354

Total assets	$16,274,774	$16,279,320

Liabilities
Unpaid losses and loss expenses	$7,393,205	$7,510,666
Policy benefits for life and annuity contracts	1,421,420	1,432,015
Unearned premiums	1,706,598	1,273,787
Other reinsurance balances payable	217,335	209,007
Deposit liabilities	353,726	362,485
Net tax liabilities	195,663	219,679
Net payable for securities purchased	23,526	—
Accounts payable, accrued expenses and other	160,245	164,968
Current portion of long-term debt	—	200,000
Long-term debt	200,000	200,000
Debt related to senior notes	250,000	250,000
Debt related to capital efficient notes	70,989	257,605

Total liabilities	11,992,707	12,080,212

Shareholders’ Equity
Common shares (par value $1.00, issued: 2009, 57,874,268; 2008, 57,748,507)	57,874	57,749
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 11,600,000; aggregate liquidation preference: 2009 and 2008, $290,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 9,200,000; aggregate liquidation preference: 2009 and 2008, $230,000)	9,200	9,200
Additional paid-in capital	1,471,062	1,465,688
Accumulated other comprehensive (loss) income:
Net unrealized gains on investments (net of tax of: 2009 and 2008, $nil)	5,081	3,943
Currency translation adjustment	3,688	34,888
Unfunded pension obligation (net of tax of: 2009, $4,349; 2008, $4,668)	(14,837)	(16,023)
Retained earnings	2,835,998	2,729,662
Common shares held in treasury, at cost (2009 and 2008, 1,295,173)	(97,599)	(97,599)

Total shareholders’ equity	4,282,067	4,199,108

Total liabilities and shareholders’ equity	$16,274,774	$16,279,320

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Revenues
Gross premiums written	$1,340,380	$1,439,332

Net premiums written	$1,308,058	$1,411,564
Increase in unearned premiums	(441,608)	(501,811)

Net premiums earned	866,450	909,753
Net investment income	133,127	137,010
Net realized and unrealized investment (losses) gains	(70,120)	25,112
Net realized gain on purchase of capital efficient notes	88,427	—
Other income	4,582	1,639

Total revenues	1,022,466	1,073,514
Expenses
Losses and loss expenses and life policy benefits	518,899	589,668
Acquisition costs	199,968	204,238
Other operating expenses	83,594	92,280
Interest expense	9,146	11,896
Net foreign exchange losses	3,349	4,798

Total expenses	814,956	902,880
Income before taxes and interest in (losses) earnings of equity investments	207,510	170,634
Income tax expense	59,812	42,726
Interest in (losses) earnings of equity investments	(6,177)	1,112

Net income	141,521	129,020
Preferred dividends	8,631	8,631

Net income available to common shareholders	$132,890	$120,389

Comprehensive income
Net income	$141,521	$129,020
Change in net unrealized gains or losses on investments, net of tax	1,138	8,574
Change in currency translation adjustment	(31,200)	53,006
Change in unfunded pension obligation, net of tax	1,186	(403)

Comprehensive income	$112,645	$190,197

Per share data
Net income per common share:
Basic net income	$2.35	$2.22
Diluted net income	$2.32	$2.16
Weighted average number of common shares outstanding	56,511,201	54,248,290
Weighted average number of common and common share equivalents outstanding	57,320,296	55,711,154
Dividends declared per common share	$0.47	$0.46

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Common shares
Balance at beginning of period	$57,749	$57,380
Issue of common shares	125	201

Balance at end of period	57,874	57,581
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	1,465,688	1,441,598
Issue of common shares	5,374	9,200

Balance at end of period	1,471,062	1,450,798
Accumulated other comprehensive (loss) income
Balance at beginning of period	22,808	289,250
Change in net unrealized gains or losses on investments, net of tax	1,138	8,574
Change in currency translation adjustment	(31,200)	53,006
Change in unfunded pension obligation, net of tax	1,186	(403)
Impact of adopting SFAS 159	—	(105,961)

Balance at end of period	(6,068)	244,466
Retained earnings
Balance at beginning of period	2,729,662	2,753,784
Net income	141,521	129,020
Dividends on common shares	(26,554)	(24,920)
Dividends on preferred shares	(8,631)	(8,631)
Impact of adopting SFAS 159	—	105,961

Balance at end of period	2,835,998	2,955,214
Common shares held in treasury
Balance at beginning of period	(97,599)	(241,255)
Repurchase of common shares	—	(15,000)

Balance at end of period	(97,599)	(256,255)

Total shareholders’ equity	$4,282,067	$4,472,604

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Cash Flows from Operating Activities
Net income	$141,521	$129,020
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	4,207	1,912
Net realized and unrealized investment losses (gains)	70,120	(25,112)
Net realized gain on purchase of capital efficient notes	(88,427)	—
Changes in:
Reinsurance balances, net	(445,482)	(591,574)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	17,117	12,905
Funds held by reinsured companies	11,228	152,769
Deferred acquisition costs	(64,324)	(83,305)
Net tax liabilities	36,113	41,808
Unpaid losses and loss expenses including life policy benefits	119,006	137,210
Unearned premiums	441,608	501,811
Other changes in operating assets and liabilities	7,817	14,552
Other, net	3,348	4,797

Net cash provided by operating activities	253,852	296,793
Cash Flows from Investing Activities
Sales of fixed maturities	1,039,824	1,710,768
Redemptions of fixed maturities	329,424	224,578
Purchases of fixed maturities	(1,661,469)	(2,436,896)
Sales of short-term investments	62,547	44,803
Purchases of short-term investments	(15,177)	(89,521)
Sales of equities	189,925	438,339
Purchases of equities	(115,051)	(374,001)
Other, net	(10,171)	76,229

Net cash used in investing activities	(180,148)	(405,701)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(35,185)	(33,551)
Repayment of current portion of long-term debt	(200,000)	—
Purchase of capital efficient notes	(94,241)	—
Net issue (repurchase) of common shares and treasury shares	1,423	(12,614)
Contract fees on forward sale agreement	(1,242)	(2,580)

Net cash used in financing activities	(329,245)	(48,745)
Effect of foreign exchange rate changes on cash	(11,101)	325
Decrease in cash and cash equivalents	(266,642)	(157,328)
Cash and cash equivalents—beginning of period	838,280	654,895

Cash and cash equivalents—end of period	$571,638	$497,567

Supplemental cash flow information:
Taxes paid	$23,600	$10,729
Interest paid	$6,351	$5,684

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

2. Significant Accounting Policies

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities. Intercompany accounts and transactions have been eliminated. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following significant accounting policies were adopted by the Company during the three months ended March 31, 2009.

FSP FAS 157-2

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which permits a one-year deferral of the application of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”. The adoption of SFAS 160 on January 1, 2009 did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

EITF 07-05

In June 2008, the FASB’s Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of EITF 07-5 on January 1, 2009 did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

3. New Accounting Pronouncements

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted. Since FSP FAS 107-1 and APB 28-1 require only additional disclosures concerning fair value of financial instruments, its adoption will not affect the Company’s consolidated shareholders’ equity or net income.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance on fair value measurements under SFAS 157. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted. The Company has not elected early adoption and is currently evaluating the impact of the adoption of FSP FAS 157-4.

4. Fair value

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

At March 31, 2009 and December 31 2008, respectively, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,158,465	$121,578	$10,280,043
Short-term investments, trading securities	—	68,931	93	69,024
Equities, trading securities	392,479	952	32,985	426,416
Other invested assets	—	(21,970)	(8,754)	(30,724)

Total	$392,479	$10,206,378	$145,902	$10,744,759

December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,103,857	$78,138	$10,181,995
Short-term investments, trading securities	—	116,954	137	117,091
Equities, trading securities	436,627	42,638	33,547	512,812
Other invested assets	—	(870)	(16,136)	(17,006)

Total	$436,627	$10,262,579	$95,686	$10,794,892

At March 31, 2009 and December 31, 2008, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $85.5 million and $91.5 million, respectively, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected.

The following table is a reconciliation of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2009 and 2008, respectively (in thousands of U.S. dollars):

March 31, 2009	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$78,138	$137	$33,547	$(16,136)	$95,686
Realized and unrealized investment (losses) gains included in net income	(296)	(44)	(503)	7,501	6,658
Net purchases, sales and settlements	(1,926)	—	(59)	(119)	(2,104)
Transfers into Level 3	45,662	—	—	—	45,662

Balance at end of period	$121,578	$93	$32,985	$(8,754)	$145,902
Change in unrealized investment (losses) gains relating to assets held at end of period	$(283)	$(44)	$(503)	$7,501	$6,671

March 31, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$15,166	$—	$39,606	$(14,838)	$39,934
Realized and unrealized investment losses included in net income	(26)	—	(921)	(1,891)	(2,838)
Net purchases, sales and settlements	—	—	—	16,818	16,818
Transfers out of Level 3	(3,458)	—	—	—	(3,458)

Balance at end of period	$11,682	$—	$38,685	$89	$50,456
Change in unrealized investment losses relating to assets held at end of period	$(26)	$—	$(921)	$(2,309)	$(3,256)

Changes in the fair value of the Company’s financial instruments measured at fair value, for which the fair value option was elected, during the three months ended March 31, 2009 and 2008, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Fixed maturities, trading securities	$(48,371)	$73,750
Short-term investments, trading securities	(375)	(122)
Equities, trading securities	3,489	(89,086)

Total	$(45,257)	$(15,458)

All of the above changes in fair value are included in the Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment (losses) gains.

5. Debt

On March 2, 2009, the Company announced the commencement of a cash tender offer for any and all of the 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts) due 2066 (see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). Under the terms of the tender offer, Partner Re Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, and the issuer of the CENts, paid holders $500 per $1,000 principal amount of CENts tendered. In addition, holders of the CENts were paid any accrued and unpaid interest on the purchased CENts from the last interest payment date.

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million. The aggregate principal amount of the CENts outstanding at March 31, 2009 was $63.4 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions.

On January 8, 2009, the Company entered into a second amendment to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half year term loan agreement with Citibank, N.A. Under the terms of the second loan amendment, the Company has a right to prepay the half of the original $400.0 million loan that has a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment will be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan will have a maturity of July 12, 2010 and the Company will not have a right to prepay this amount. The loan is otherwise unchanged. On January 14, 2009, the Company repaid the half of the original $400.0 million loan that was due April 27, 2009. See Notes 12 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

6. Net Income per Share

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Numerator:
Net income	$141,521	$129,020
Less: preferred dividends	8,631	8,631

Net income available to common shareholders	$132,890	$120,389

Denominator:
Weighted average number of common shares outstanding – basic	56,511.2	54,248.3
Stock options and other (1)	809.1	1,462.9

Weighted average number of common and common share equivalents outstanding – diluted	57,320.3	55,711.2

Basic net income per share	$2.35	$2.22
Diluted net income per share	$2.32	$2.16

(1)	At March 31, 2009 and 2008, stock options to purchase 928.7 thousand and 25.0 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

7. Derivatives

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value recognized in either net foreign exchange gains and losses or in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

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

Foreign Currency Option Contracts and Futures Contracts

The Company also utilizes foreign currency option contracts to mitigate foreign currency risk and exchange traded treasury note futures contracts to manage portfolio duration.

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line and to manage market exposures. These credit default swaps are recorded at fair value and the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value.

The Company assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at March 31, 2009. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks include parametric weather risks and longevity risk, respectively.

Total Return and Interest Rate Swaps

The Company has entered into total return swaps referencing various project and principal finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps.

The fair values and notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 were as follows (in thousands of U.S. dollars):

	March 31, 2009		December 31, 2008
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$3,561	$522,157	$(37,470)	$443,210

Derivatives not designated as hedges
Foreign exchange forward contracts	$(4,006)	$1,257,291	$32,522	$1,196,830
Foreign currency option contracts	(1,804)	102,942	(8,027)	123,932
Futures contracts	(18,692)	1,053,978	7,991	1,122,524
Credit default swaps (protection purchased)	19,962	260,422	20,305	295,665
Credit default swaps (assumed risks)	(20,732)	38,870	(16,191)	46,130
Insurance-linked securities	(347)	50,532	(5,393)	60,000
Total return swaps	(18,384)	231,426	(24,898)	239,733
Interest rate swaps	(12,168)	—	(12,355)	—
Other	(257)	—	—	—

Total derivatives not designated as hedges	$(56,428)		$(6,046)

Total derivatives	$(52,867)		$(43,516)

The fair value of all derivatives at March 31, 2009 and December 31, 2008 is recorded in other invested assets in the Company’s Condensed Consolidated Balance Sheet.

The effective portion of net investment hedging derivatives, recognized in accumulated other comprehensive (loss) income, at March 31, 2009 and December 31, 2008 was a $14.6 million loss and a $37.5 million loss, respectively.

The effect of derivatives not designated as hedges included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 was as follows (in thousands of U.S. dollars):

Derivatives not designated as hedges	Location of (loss) gain on derivatives recognized in income	Amount of (loss) gain on derivatives recognized in income
Foreign exchange forward contracts	Net foreign exchange gains and losses	$(20,186)
Foreign currency option contracts	Net foreign exchange gains and losses	(1,805)
Futures contracts	Net realized and unrealized investment gains and losses	(5,234)
Credit default swaps (protection purchased)	Net realized and unrealized investment gains and losses	(575)
Credit default swaps (assumed risks)	Net realized and unrealized investment gains and losses	(6,270)
Insurance linked securities	Net realized and unrealized investment gains and losses	521
Total return swaps	Net realized and unrealized investment gains and losses	6,220
Interest rate swaps	Net realized and unrealized investment gains and losses	1,582

Total derivatives not designated as hedges		$(25,747)

8. Legal Proceedings

Legal proceedings at March 31, 2009 have not changed significantly since December 31, 2008. See Note 16(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

9. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other as described in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Non-life segment is further divided into four sub-segments: U.S., Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Catastrophe.

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment. The following items are not considered in evaluating the results of the Non-life and Life segments: net realized and unrealized investment gains and losses, net realized gain on purchase of CENts, interest expense, net foreign exchange gains and losses and income tax expense or benefit. Segment results are shown net of intercompany transactions.

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

The following tables provide a summary of the segment revenues and results for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$312	$299	$359	$205	$1,175	$164	$1	$1,340
Net premiums written	$312	$299	$331	$205	$1,147	$160	$1	$1,308
(Increase) decrease in unearned premiums	(71)	(142)	(84)	(126)	(423)	(20)	1	(442)

Net premiums earned	$241	$157	$247	$79	$724	$140	$2	$866
Losses and loss expenses and life policy benefits	(162)	(75)	(157)	(11)	(405)	(113)	(1)	(519)
Acquisition costs	(63)	(41)	(60)	(8)	(172)	(28)	—	(200)

Technical result	$16	$41	$30	$60	$147	$(1)	$1	$147
Other income					3	1	1	5
Other operating expenses					(54)	(10)	(20)	(84)

Underwriting result					$96	$(10)	n/a	$68
Net investment income						15	118	133

Allocated underwriting result (1)						$5	n/a	n/a
Net realized and unrealized investment losses							(70)	(70)
Net realized gain on purchase of capital efficient notes							89	89
Interest expense							(9)	(9)
Net foreign exchange losses							(3)	(3)
Income tax expense							(60)	(60)
Interest in losses of equity investments							(6)	(6)

Net income							n/a	$142

Loss ratio (2)	66.9%	47.9%	63.6%	14.1%	55.9%
Acquisition ratio (3)	26.2	26.0	24.4	9.6	23.7

Technical ratio (4)	93.1%	73.9%	88.0%	23.7%	79.6%
Other operating expense ratio (5)					7.4

Combined ratio (6)					87.0%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$332	$375	$354	$198	$1,259	$174	$6	$1,439
Net premiums written	$332	$373	$333	$198	$1,236	$170	$6	$1,412
Increase in unearned premiums	(66)	(172)	(114)	(121)	(473)	(25)	(4)	(502)

Net premiums earned	$266	$201	$219	$77	$763	$145	$2	$910
Losses and loss expenses and life policy benefits	(171)	(147)	(148)	(2)	(468)	(122)	—	(590)
Acquisition costs	(66)	(52)	(54)	(7)	(179)	(25)	—	(204)

Technical result	$29	$2	$17	$68	$116	$(2)	$2	$116
Other income					1	—	—	1
Other operating expenses					(57)	(9)	(26)	(92)

Underwriting result					$60	$(11)	n/a	$25
Net investment income						15	122	137

Allocated underwriting result (1)						$4	n/a	n/a
Net realized and unrealized investment gains							25	25
Interest expense							(12)	(12)
Net foreign exchange losses							(4)	(4)
Income tax expense							(43)	(43)
Interest in earnings of equity investments							1	1

Net income							n/a	$129

Loss ratio (2)	64.2%	73.4%	67.7%	2.0%	61.3%
Acquisition ratio (3)	24.9	25.9	24.6	9.1	23.5

Technical ratio (4)	89.1%	99.3%	92.3%	11.1%	84.8%
Other operating expense ratio (5)					7.5

Combined ratio (6)					92.3%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks. Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy.

The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and absolute limits for the risks assumed. All risks are managed by the Company within an integrated framework of policies and processes that seek to ensure the intelligent and consistent evaluation and valuation of risk, and ultimately to provide an appropriate return to shareholders.

The Company’s economic objective is to manage a portfolio of risks that will generate compound annual diluted book value per share growth of 10 percent and an average operating return on beginning shareholders’ equity of 13 percent over a reinsurance cycle.

See Executive Overview, Key Financial Measures and Other Key Issues of Management in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K.

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with the shareholders’ need for an adequate return on their capital. See Executive Overview – Other Key Issues of Management – Risk Management in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

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

Other risks such as interest rate risk and credit risk have the ability to impact results substantially and may result in volatility of results from quarter to quarter, but Management believes that by themselves, they are unlikely to represent a material downside threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report for additional disclosure on interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk.

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

The limits and actual exposures of the Company for its three major risks at March 31, 2009 and December 31, 2008 were as follows:

Risk	Limit at March 31, 2009	Utilized at March 31, 2009	Utilized at December 31, 2008

Catastrophe risk – largest zonal limit	$1.5 billion	$1.4 billion	$1.4 billion

Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	3.8 billion	2.7 billion	2.8 billion

Equity investment risk – value of equity and equity-like securities	2.4 billion	800 million	920 million

The risk appetite and modeled economic loss for the Company’s three major risks at March 31, 2009 and December 31, 2008 were as follows:

Risk	Risk Appetite at March 31, 2009	Modeled Economic Loss at March 31, 2009	Modeled Economic Loss at December 31, 2008

Catastrophe risk – 1 in 75 year annual aggregate loss	$960 million	$790 million	$810 million

Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years’ reserve development	480 million	340 million	350 million

Equity investment risk – 1 in 75 year decline in value	720 million	240 million	280 million

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at March 31, 2009 have not changed materially compared to December 31, 2008. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and fair value measurements.

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

The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The Company assigns treaties to reserving cells and allocates losses from the treaty to the reserving cell. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g., reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the reserving cell and underwriting year for which the projection is made.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended March 31, 2009 and 2008, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the prior year net favorable reserve development for the Company’s Non-life segment for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Prior year net favorable reserve development:
Non-life segment
U.S.	$21	$16
Global (Non-U.S.) P&C	52	58
Global (Non-U.S.) Specialty	25	33
Catastrophe	2	10

Total Non-life prior year net favorable reserve development	$100	$117

The net favorable reserve development on prior accident years of $100 million and $117 million recorded in the three months ended March 31, 2009 and 2008, respectively, resulted from a reassessment of the Company’s total Non-life reserves of approximately $90 million and $87 million, respectively, predominately due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. This impact was supplemented by approximately $10 million and $30 million related to change in exposure due to downward premium adjustments in the three months ended March 31, 2009 and 2008, respectively.

For a discussion of prior year net favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR reserves are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total net loss reserves recorded as of March 31, 2009 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$715	$138	$2,006	$2,859	$(29)	$2,830
Global (Non-U.S.) P&C	1,171	11	975	2,157	(36)	2,121
Global (Non-U.S.) Specialty	1,004	21	1,038	2,063	(63)	2,000
Catastrophe	185	101	28	314	—	314

Total Non-life	$3,075	$271	$4,047	$7,393	$(128)	$7,265

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of March 31, 2009. Loss reserves are estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at March 31, 2009, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
U.S.	$2,830	$3,105	$2,213
Global (Non-U.S.) P&C	2,121	2,245	1,846
Global (Non-U.S.) Specialty	2,000	2,096	1,741
Catastrophe	314	333	282

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total net Non-life carried loss reserves.

The rapidly deteriorating financial condition of the world economies in 2008, particularly in the fourth quarter of 2008, continued into the first quarter of 2009, and has increased the expectation of losses and increased the degree of uncertainty related to the range of possible ultimate liabilities for several classes of business that are potentially exposed to the effects of financial stress. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of possible ultimate liabilities.

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

The Company categorizes life reserves into three types: reported outstanding loss reserves (case reserves), incurred but not reported (IBNR) reserves and reserves for future policy benefits. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of reserves for future policy benefits have been determined based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The Life segment reported net adverse development on prior accident years of $7 million and $5 million during the three months ended March 31, 2009 and 2008, respectively, primarily due to certain GMDB treaties where the payout is linked to the performance of the underlying capital markets. See Results by Segment below.

The Company may be exposed to claims in its life portfolio that may be significantly higher than expected as a result of spikes in mortality due to causes such as a swine flu pandemic. However, the composition of the Company’s mortality and longevity business, as well as retrocessional protection, serve to partially mitigate the impact of such exposures to the Company.

Fair Value Measurements

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

Under the SFAS 157 hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $145.9 million and $95.7 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, the Company transferred approximately $46 million related to one fixed maturity security, which was classified as Level 2 at December 31, 2008, into Level 3 as a result of insufficient information being available to support a Level 2 classification regarding the specific inputs used. For additional information see Note 4 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities and other invested assets, see Note 3 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s 2008 Annual Report on Form 10-K. For additional information on the Company’s use of derivative financial instruments, see Note 7 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months Ended March 31, 2009 and 2008

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part 1 of the Company’s 2008 Annual Report on Form 10-K for a review of important risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(j) to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies, except the Japanese yen, in the three months ended March 31, 2009 compared to the same period in 2008; and

•	the U.S. dollar strengthened against most currencies at March 31, 2009 compared to December 31, 2008.

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

During the first quarter of 2009, equity markets continued to decline, the U.S. dollar strengthened against most currencies, U.S. risk free interest rates increased and credit spreads narrowed. While the Company has a high-quality, well balanced and liquid investment portfolio, it has been impacted by the severe dislocations in the financial markets. The Company’s financial position and first quarter results of operations include a decline in the fair value of its investment portfolio, and the related increase in the level of unrealized losses on investments, which following the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159) are recorded in net income, and a decline in the currency translation account given the strengthening of the U.S. dollar against other major currencies.

The impacts of the global financial and economic crisis are wide-ranging and have also affected the Company’s reinsurance operations. Accordingly, the Company has continued to review its loss estimates and has modestly increased its reserves during the three months ended March 31, 2009 in certain lines of business for the 2006, 2007 and 2008 underwriting years, where increased claims are anticipated, given deteriorated economic and credit conditions. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at March 31, 2009.

These factors are discussed below in Review of Net Income and Financial Condition, Liquidity and Capital Resources. These events and continuing disruptions, uncertainty or volatility in the capital or credit markets may continue to affect our results of operations and financial condition in the future.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2009 and 2008 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Net income	$142	10%	$129
Less: preferred dividends	9	—	9

Net income available to common shareholders	$133	10	$120
Diluted net income per share	$2.32	7	$2.16

The increase in net income, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2009 compared to 2008 resulted primarily from the net realized gain on purchase of capital efficient notes and an increase in Non-life underwriting result, and was partially offset by net realized and unrealized investment losses and an increase in income tax expense. These items are discussed in the Review of Net Income below.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets and changes in net unrealized gains and losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income consist of net realized gain on purchase of capital efficient notes, technical result and other income, other operating expenses, interest expense, net foreign exchange losses and income tax expense.

The components of net income for the three months ended March 31, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Underwriting result:
Non-life	$96	61%	$60
Life	(10)	(8)	(11)
Investment result:
Net investment income	133	(3)	137
Net realized and unrealized investment (losses) gains	(70)	NM	25
Interest in (losses) earnings of equity investments	(6)	NM	1
Corporate and Other:
Net realized gain on purchase of capital efficient notes	89	NM	—
Technical result	1	(52)	2
Other income	1	NM	—
Other operating expenses	(20)	(22)	(26)
Interest expense	(9)	(23)	(12)
Net foreign exchange losses	(3)	(30)	(4)
Income tax expense	(60)	40	(43)

Net income	$142	10	$129

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

The underwriting result for the Non-life segment increased by $36 million, from $60 million in the three months ended March 31, 2008 to $96 million in 2009. The increase was principally attributable to:

•

a decrease of approximately $53 million resulting primarily from a lower frequency of mid-sized losses in 2009 and normal fluctuations in profitability between periods and between lines of business as the Company redistributed its premiums to changing market conditions; partially offset by

•

a decrease of $17 million in net favorable development on prior accident years, from $117 million in the three months ended March 31, 2008 to $100 million in 2009. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

Underwriting result for the Life segment increased by $1 million from a loss of $11 million in the three months ended March 31, 2008 to a loss of $10 million in 2009. This increase was due to an improvement in the technical result, which was driven by an increase in profitability of the mortality line, and was partially offset by an increase of $2 million in net adverse prior year development, primarily the result of charges in the GMDB line due to adverse capital market conditions. See Results by Segment below.

The Company reported net investment income of $133 million in the three months ended March 31, 2009 compared to $137 million in 2008. The 3% decrease in net investment income is primarily attributable to foreign exchange fluctuations, which contributed 5% of the decrease as a result of the stronger average U.S. dollar foreign exchange rates in the three months ended March 31, 2009 compared to the same period in 2008. The decrease was also impacted by the sale of the Company’s bank loan portfolio, which yielded a high interest rate, and lower reinvestment interest rates in the three months ended March 31, 2009 compared to the same period of 2008. Offsetting these declines was net investment income on operating cash flow added to the investment portfolio.

Net realized and unrealized investment losses increased by $95 million, from a gain of $25 million in the three months ended March 31, 2008 to a loss of $70 million in the same period of 2009. The increase in net realized and unrealized investment losses of $95 million from March 31, 2008 to March 31, 2009 was mainly due to increases in U.S. risk-free interest rates. Net realized and unrealized investment losses of $70 million in the three months ended March 31, 2009 were primarily due to the change in net unrealized losses on fixed maturities and short-term investments of $48 million, net realized losses on equities of $41 million and the change in net unrealized losses on other invested assets of $20 million, which were partially offset by net realized gains on fixed maturities of $20 million and net realized gains on other invested assets of $16 million. See Corporate and Other – Net Realized and Unrealized (Losses) Gains below for more details on the net realized and unrealized investment activity.

Interest in the results of equity investments decreased from a gain of $1 million in the three months ended March 31, 2008 to a loss of $6 million in the same period of 2009. See the discussion in Corporate and Other – Interest in (Losses) Earnings of Equity Investments below for more details.

Net realized gain on purchase of capital efficient notes (CENts) was $89 million in the three months ended March 31, 2009 as the Company purchased $187 million of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million. No similar gain was recorded in the same period of 2008.

Other operating expenses included in Corporate and Other decreased by $6 million from $26 million in the three months ended March 31, 2008 to $20 million in the same period of 2009. The decrease was primarily due to lower stock-based compensation expense.

Interest expense decreased by $3 million in the three months ended March 31, 2009 compared to the same period in 2008 mainly due to the repayment of $200 million of the Company’s $400 million floating-rate long-term debt and the purchase of approximately 75% of the Company’s CENts.

Net foreign exchange losses decreased from a loss of $4 million in the three months ended March 31, 2008 to a loss of $3 million in the three months ended March 31, 2009. The decrease in net foreign exchange losses during the three months ended March 31, 2009 was primarily due to the impact of forward points received in 2009 (reflecting the differences in interest rates for the currencies bought and sold against the U.S. dollar and euro) compared to those paid in 2008, and the effect of the Company’s hedging program, which were partially offset by higher losses due to currency movements on certain unhedged securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $17 million, from $43 million in the three months ended March 31, 2008 to $60 million in the same period of 2009. The increase in the income tax expense was primarily due to tax on the net realized gain on purchase of CENts of $31 million, the establishment of a deferred tax asset valuation allowance of $18 million related to unrealized losses on equity investments and the geographic (or tax jurisdiction) distribution of the net realized and unrealized losses on investments, with the Company’s non-

taxable entities generating relatively higher net realized and unrealized losses on investments with no related tax benefit. In 2008, the Company incurred a $46 million tax charge related to its European reorganization.

Results by Segment

The Company monitors the performance of its operations in three segments: Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, and Catastrophe. See Note 19 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for additional information concerning the Company’s segments and sub-segments.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months ended March 31, 2009 compared to the same period in 2008, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 45% and 48% of net premiums written in this sub-segment in the first three months of 2009 and 2008, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of the technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Gross premiums written	$312	(6)%	$332
Net premiums written	312	(6)	332
Net premiums earned	$241	(9)	$266
Losses and loss expenses	(162)	(6)	(171)
Acquisition costs	(63)	(4)	(66)

Technical result (1)	$16	(43)	$29
Loss ratio (2)	66.9%		64.2%
Acquisition ratio (3)	26.2		24.9

Technical ratio (4)	93.1%		89.1%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 24% of total net premiums written in each of the three months ended March 31, 2009 and 2008.

Gross and net premiums written decreased by 6%, while net premiums earned decreased by 9% in the three months ended March 31, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily attributable to overall declining market conditions, predominantly in the casualty line of business, although all lines of business declined except motor and property. The decrease in gross and net premiums written in the agriculture line of business was mainly the result of lower agricultural commodity price levels. The decrease in gross and net premiums written were partially offset by increases in the motor line of business, which reflects new business written on a proportional basis in 2008, and the property line of business, which benefited from a treaty written on December 31, 2008. The decrease in net premiums earned of 9% in the three months ended March 31, 2009 compared to the same period in 2008 was greater than the decrease in net premiums written of 6%, primarily due to $5 million higher downward net premiums earned adjustments. Notwithstanding the overall declining market conditions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $21 million, or 8.9 points on the loss ratio of this sub-segment; c) higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business reflecting the continuing deteriorated economic and financial market conditions; d) increasing loss trends, predominantly in the casualty line of business; and e) a decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned. The net favorable loss development of $21 million included net favorable development for prior accident years in all lines of business, with the exception of the motor, credit/surety and agriculture lines of business, which experienced combined adverse loss development for prior accident years of $2 million. Loss information provided by cedants in the three months ended March 31, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor, credit/surety and agriculture), which had the net effect of decreasing (increasing for motor, credit/surety and agriculture) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2008 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $16 million, or 5.9 points on the loss ratio of this sub-segment; and c) an increase in the book of business and exposure. The net favorable loss development of $16 million included net favorable development for prior accident years in all lines of business, with the exception of the property and motor lines of business, which experienced combined net adverse loss development for prior accident years of $3 million.

The decrease of $9 million in losses and loss expenses for the three months ended March 31, 2009 compared to the same period of 2008 included:

•	an increase of $5 million in net favorable prior year development; and

•

a decrease in losses and loss expenses of approximately $4 million resulting from a decrease in the book of business and exposure, which was partially offset by increasing loss trends, mainly in the casualty line of business, higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Acquisition costs decreased in the three months ended March 31, 2009 compared to the same period in 2008 as a result of lower net premiums earned. The acquisition ratio for the three months ended March 31, 2009 increased compared to the same period in 2008 mainly as a result of profit commission adjustments reported by cedants, the increasingly competitive market conditions and a modest shift between lines of business in the three months ended March 31, 2009 compared to the same period in 2008.

Technical result and technical ratio

The decrease of $13 million in the technical result and the corresponding increase in technical ratio in the three months ended March 31, 2009 compared to the same period of 2008 was primarily attributable to increasing loss trends, mainly in the casualty line of business, higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business, overall declining market conditions and normal fluctuations in profitability and net premiums earned between periods, and was partially offset by an increase in net favorable prior year development of $5 million.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 78% and 76% of net premiums written for this sub-segment in the three months ended March 31, 2009 and 2008, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Gross premiums written	$299	(20)%	$375
Net premiums written	299	(20)	373
Net premiums earned	$157	(22)	$201
Losses and loss expenses	(75)	(49)	(147)
Acquisition costs	(41)	(21)	(52)

Technical result	$41	NM	$2
Loss ratio	47.9%		73.4%
Acquisition ratio	26.0		25.9

Technical ratio	73.9%		99.3%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 23% and 26% of total net premiums written in the three months ended March 31, 2009 and 2008, respectively.

The decrease of 20% in gross and net premiums written and 22% in net premiums earned was primarily due to the stronger U.S. dollar in the three months ended March 31, 2009 compared to the same period in 2008, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 12%. The decrease in gross and net premiums written in the three months ended March 31, 2009 compared to the same period of 2008 resulted from all lines of business in this sub-segment, while the decrease in net premiums earned resulted from the property and casualty lines and was partially offset by an increase in the motor line, as a result of an increase in proportional motor business written during 2008, which is earned in 2009, compared to business written during 2007, which was earned in 2008. The decreases in gross and net premiums written and net premiums earned were also attributable to policy cancellations during renewal, declines in pricing, increased competition and increased risk retention by cedants, partially offset by the impact of lower downward premium adjustments reported by cedants in the three months ended March 31, 2009 compared to the same period of 2008. Notwithstanding the increased competition, declines in pricing and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $52 million, or 32.9 points on the loss ratio; c) a lower level of mid-sized losses; and d) a decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned. The net favorable loss development of $52 million included net favorable development in all lines of business, and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended March 31, 2009 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended March 31, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses, mainly in the property line of business; c) net favorable loss development on prior accident years of $58 million, or 28.7 points on the loss ratio; and d) an increase in the book of business and exposure. The net favorable loss development of $58 million included net favorable development in all lines of business.

The decrease of $72 million in losses and loss expenses for the three months ended March 31, 2009 compared to the same period in 2008 included:

•

a decrease in losses and loss expenses of approximately $78 million resulting from a decrease in the book of business (including the impact of foreign exchange), a lower level of mid-sized losses, improved loss trends and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $6 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Acquisition costs decreased in the three months ended March 31, 2009 compared to 2008 as a result of lower net premiums earned. The acquisition ratio remained flat due to the impact of the various shifts in the distribution of net premiums earned between the lines of business in this sub-segment having an offsetting effect in the three months ended March 31, 2009 compared to 2008.

Technical result and technical ratio

The increase of $39 million in technical result and corresponding decrease in technical ratio for the three months ended March 31, 2009 compared to the same period in 2008 was primarily explained by an increase of $45 million resulting from a lower level of mid-sized losses, improved loss trends and normal fluctuations in profitability and net premiums earned between periods, and was partially offset by a decrease of $6 million in net favorable prior year development.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily composed of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 29% and 23% of the net premiums written in this sub-segment in the three months ended March 31, 2009 and 2008, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 54% and 58% of the net premiums written, while specialty casualty is considered to be long-tail and represented 17% and 19% of the net premiums written in this sub-segment in the three months ended March 31, 2009 and 2008, respectively.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Gross premiums written	$359	1%	$354
Net premiums written	331	(1)	333
Net premiums earned	$247	13	$219
Losses and loss expenses	(157)	6	(148)
Acquisition costs	(60)	12	(54)

Technical result	$30	78	$17
Loss ratio	63.6%		67.7%
Acquisition ratio	24.4		24.6

Technical ratio	88.0%		92.3%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 25% and 24% of total net premiums written in the three months ended March 31, 2009 and 2008, respectively.

Gross premiums written increased by 1%, net premiums written decreased by 1% and net premiums earned increased by 13% during the three months ended March 31, 2009 compared to the same period in 2008. The decrease in net premiums written was primarily due to the stronger U.S. dollar in the three months ended March 31, 2009, compared to the same period in 2008. Foreign exchange fluctuations contributed an 8% decrease in gross and net premiums written and 7% in net premiums earned. The decrease in net premiums written resulted from most lines of business and was primarily driven by decreases in the credit/surety and specialty casualty lines of business, as the Company reduced its exposures to these lines given the deteriorated economic and credit conditions, partially offset by increases in the energy, marine and agriculture lines of business as a result of improved pricing. The increase in net premiums earned was the result of positive premium adjustments received from cedants in the three months ended March 31, 2009 compared to negative premium adjustments in the same period of 2008. Notwithstanding the increased competition, declines in pricing and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected a) no large catastrophic losses; b) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned; c) higher loss estimates for the 2007 and 2008 underwriting years in the credit/surety lines of business; d) net favorable loss development on prior accident years of $25 million, or 10.0 points on the loss ratio; and e) a lower level of mid-sized losses. The net favorable development of $25 million reported in the three months ended March 31, 2009 included net favorable loss development for prior accident years in all lines of business with the exception of the marine and credit/surety lines of business, which included combined adverse loss development for prior accident years of $6 million. Loss information provided by cedants in the three months ended March 31, 2009 for prior accident years was lower than the Company expected (higher for the marine and credit/surety lines) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for the marine and credit/surety lines), which had the net effect of decreasing (increasing for the marine and credit/surety lines) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses; and c) net favorable loss development on prior accident years of $33 million, or 15.0 points on the loss ratio. The net favorable development of $33 million reported in the three months ended March 31, 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the energy line, which had net adverse loss development for prior accident years of $10 million.

The increase of $9 million in losses and loss expenses for the three months ended March 31, 2009 compared to the same period in 2008 included:

•	a decrease of $8 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $1 million resulting from a combination of the increase in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by a lower level of mid-sized losses.

Acquisition costs and acquisition ratio

The increase in acquisition costs in the three months ended March 31, 2009 compared to the same period in 2008 is primarily due to the increase in the sub-segment’s book of business and exposure, as evidenced by the increase in net premiums earned. The acquisition ratio in the three months ended March 31, 2009 compared to the same period in 2008 was comparable, due to the impact of the various shifts in the distribution of net premiums earned between the lines of business in this sub-segment having an offsetting effect in the three months ended March 31, 2009 compared to 2008.

Technical result and technical ratio

The increase of $13 million in the technical result and corresponding decrease in the technical ratio for the three months ended March 31, 2009 compared to the same period in 2008 was explained by a lower level of mid-sized losses, and normal fluctuations in profitability and net premiums earned between periods, partially offset by a decrease of $8 million in net favorable prior year development.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Gross premiums written	$205	4%	$198
Net premiums written	205	4	198
Net premiums earned	$79	2	$77
Losses and loss expenses	(11)	603	(2)
Acquisition costs	(8)	8	(7)

Technical result	$60	(12)	$68
Loss ratio	14.1%		2.0%
Acquisition ratio	9.6		9.1

Technical ratio	23.7%		11.1%

Premiums

The Catastrophe sub-segment represented 16% and 14% of total net premiums written in the three months ended March 31, 2009 and 2008, respectively.

Gross and net premiums written increased by 4% and net premiums earned increased by 2% in the three months ended March 31, 2009 compared to the same period of 2008. The increases in gross and net premiums written and net premiums earned were primarily due to increases in pricing and strengthening of terms and conditions in certain markets. The increases in gross and net premiums written and net premiums earned were partially offset by the stronger U.S. dollar, on average, in the three months ended March 31,

2009 compared to the same period in 2008, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 7% and net premiums earned by 4%.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected a) no large catastrophic losses; b) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned; and c) net favorable loss development on prior accident years of $2 million, or 2.0 points on the loss ratio. The net favorable development of $2 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended March 31, 2009 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2008 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $10 million, or 13.7 points on the loss ratio; and c) a decrease in the book of business and exposure.

The increase of $9 million in losses and loss expenses for the three months ended March 31, 2009 compared to the same period in 2008 included:

•	a decrease of $8 million in net favorable prior year development; and

•	an increase in losses and loss expenses of approximately $1 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

The increase in acquisition costs in the three months ended March 31, 2009 compared to 2008 is primarily due to the increase in the sub-segment’s book of business and exposure, as evidenced by the increase in net premiums earned. The increase in the acquisition ratio in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to profit commission adjustments reported by cedants.

Technical result and technical ratio

The decrease of $8 million in the technical result and corresponding increase in the technical ratio in the three months ended March 31, 2009 compared to the same period in 2008 was primarily explained by a decrease of $8 million in net favorable prior year development.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Gross premiums written	$164	(6)%	$174
Net premiums written	160	(6)	170
Net premiums earned	$140	(4)	$145
Life policy benefits	(113)	(7)	(122)
Acquisition costs	(28)	10	(25)

Technical result	$(1)	(59)	$(2)
Other income	1	NM	—
Other operating expenses	(10)	12	(9)
Net investment income	15	(2)	15

Allocated underwriting result (1)	$5	11	$4

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 12% of total net premiums written in each of the three months ended March 31, 2009 and 2008. Gross and net premiums written decreased by 6%, and net premiums earned decreased by 4% in the three months ended March 31, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily driven by the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written by 14% and decreased net premiums earned by 15% as a result of the stronger U.S. dollar in the three months ended March 31, 2009 compared to the same period in 2008. The decreases in gross and net premiums written and net premiums earned in the longevity line were partially offset by growth in the mortality line.

Life policy benefits

Life policy benefits decreased by $9 million in the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily attributable to the impact of foreign exchange fluctuations, which decreased life policy benefits by 15% (consistent with the decrease in net premiums earned) during the three months ended March 31, 2009 compared to the same period in 2008, as well as a change in the mix of business driven by growth in the mortality line, which generally carries a lower level of life policy benefits than the longevity line, offset by an increase of $2 million in net adverse prior year development. The net adverse development of $7 million in the three months ended March 31, 2009 included adverse development resulting from the GMDB business of $10 million, where the payout is linked to the performance of underlying capital market assets in France, and was partially offset by favorable development on short and long-term and term critical illness products of $3 million. The net adverse development of $5 million in the three months ended March 31, 2008 was primarily from the GMDB business.

Acquisition costs

The increase in acquisition costs in the three months ended March 31, 2009 compared to the same period in 2008 was primarily attributable to commission adjustments reported by a cedant.

Net investment income

Net investment income is comparable for the three months ended March 31, 2009 and the same period of 2008, as the impact of foreign exchange fluctuations and declining interest rates offset the impact of higher invested assets.

Allocated underwriting result

The increase of $1 million in allocated underwriting result in the three months ended March 31, 2009 compared to the same period in 2008 was primarily explained by the improvement in the technical result, driven by an increase in profitability of the mortality line, partially offset by an increase of $2 million in net adverse prior year reserve development.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2009 and 2008 was as follows:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Non-life
Property and casualty
Casualty	14%	16%
Property	19	21
Motor	6	6
Multiline and other	3	3
Specialty
Agriculture	5	5
Aviation/Space	2	3
Catastrophe	16	14
Credit/Surety	5	5
Engineering	4	4
Energy	3	1
Marine	4	3
Specialty casualty	4	4
Specialty property	3	3
Life	12	12

Total	100%	100%

There were some modest shifts in the distribution of net premiums written by line between the three months ended March 31, 2009 and 2008, which reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a shift in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: the decrease in net premiums written was primarily due to increasingly competitive market conditions and non-renewals as pricing is not adequately reflecting increasing loss trends.

•

Property: the decrease in net premiums written was mainly in the Global (Non-U.S.) P&C sub-segment as a result of policy cancellations during renewal, driven by pricing declines, increased competition and increased cedant retentions.

•	Catastrophe: the increase in net premiums written is primarily due to improvements in pricing and strengthening of terms and conditions in certain markets.

•	Energy: the increase in net premiums written resulted principally from increased pricing in catastrophe exposed markets.

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

The distribution of gross premiums written by treaty type for the three months ended March 31, 2009 and 2008 was as follows:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Non-life Segment
Proportional	47%	46%
Non-Proportional	39	39
Facultative	2	3
Life Segment
Proportional	10	9
Non-Proportional	2	3

Total	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The distribution of gross premiums written by treaty type was comparable between both periods.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended March 31, 2009 and 2008 was as follows:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Europe	49%	52%
North America	38	36
Latin America, Caribbean and Africa	7	7
Asia, Australia and New Zealand	6	5

Total	100%	100%

The distribution of gross premiums written in Europe was affected by foreign exchange fluctuations, which decreased non-U.S. premiums as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Gross premiums written in other geographic regions in the three months ended March 31, 2009 were comparable to the same period in 2008, with the increase in the geographic premium distribution in North America driven by the decrease in Europe.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2009 and 2008 was as follows:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Broker	69%	70%
Direct	31	30

Total	100%	100%

The distribution of gross premiums written by production source was comparable between both periods.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months ended March 31, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Fixed maturities	$129	8%	$120
Short-term investments, cash and cash equivalents	2	(70)	6
Equities	3	(63)	8
Funds held and other	7	(17)	9
Investment expenses	(8)	36	(6)

Net investment income	$133	(3)	$137

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Net investment income decreased in the three months ended March 31, 2009 compared to the same period in 2008 for the following reasons:

•	the strengthening of the U.S. dollar, on average, in the three months ended March 31, 2009 compared to the same period in 2008 contributed 5% of the decrease in net investment income;

•

a decrease in net investment income from equities due to a reduction in the level of equity exposures held and lower dividends received on equity securities during the three months ended March 31, 2009 compared to the same period in 2008; and

•

a decrease in net investment income from short-term investments and cash and cash equivalents due to a reduction in short-term investments held and lower yields on short-term investments and cash and cash equivalents during the three months ended March 31, 2009 compared to the same period in 2008; partially offset by

•

an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and from a reallocation to fixed maturities as the Company has reduced its equity exposures during the three months ended March 31, 2009 compared to the same period in 2008, as well as an increase from the purchase of higher yielding investments.

Net Realized and Unrealized Investment (Losses) Gains

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities. In addition, the Company has elected SFAS 159 for substantially all of its investments. Thus, it records changes in fair value of these securities as unrealized investment gains or losses in its Condensed Consolidated Statements of Operations. Realized and unrealized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates and equity and credit market conditions.

As discussed in Overview above, the global economy and financial markets continued to suffer during the three months ended March 31, 2009 and had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized losses on investments.

The components of net realized and unrealized investment (losses) gains for the three months ended March 31, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Net realized investment gains on fixed maturities and short-term investments	$20	$45
Net realized investment losses on equities	(41)	(26)
Net realized gains on other invested assets	16	23
Change in net unrealized losses on other invested assets	(20)	(2)
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments subject to the fair value option under SFAS 159	(48)	74
Change in net unrealized investment gains (losses) on equities subject to the fair value option under SFAS 159	3	(89)

Net realized and unrealized investment (losses) gains	$(70)	$25

Net realized and unrealized investment losses increased by $95 million, from a $25 million gain in the three months ended March 31, 2008 to a $70 million loss in the same period of 2009. The increase of $95 million in net realized and unrealized investment losses was primarily due to increases in U.S. risk-free interest rates, which resulted in unrealized losses on fixed maturities compared to unrealized gains in the same period of 2008, as well as lower realized gains on fixed maturities. The Company had higher realized losses on equities, which were partially offset by unrealized gains on equities compared to unrealized losses in the same period of 2008. Net realized and unrealized investment losses of $70 million in the three months ended March 31, 2009 were primarily due to the change in net unrealized investment losses on fixed maturities and other invested assets of $68 million and net realized investment losses on equities of $41 million, and were partially offset by net realized gains on fixed maturities and short-term investments and other invested assets of $36 million and the change in net unrealized investment gains on equities of $3 million.

Net realized gains on other invested assets of $16 million in the three months ended March 31, 2009 primarily relate to gains on treasury and equity futures. The net unrealized losses on other invested assets of $20 million primarily relate to unrealized losses on treasury futures and credit default swaps, which were partially offset by unrealized gains on total return and interest rate swaps. Net realized gains and unrealized losses on other invested assets of $21 million in the three months ended March 31, 2008 primarily relate to gains on treasury futures and credit default swaps.

Interest in (Losses) Earnings of Equity Investments

The Company’s interest in the losses of equity investments was $6 million for the three months ended March 31, 2009, compared to earnings of $1 million in the same period of 2008. The loss in the 2009 period was primarily related to unrealized mark-to-market losses and write-downs related to several unrelated private placement and limited partnership investments.

Technical Result and Other Income

Technical result and other income included in Corporate and Other of $2 million combined for the three months ended March 31, 2009 are primarily related to income on insurance linked securities and principal finance transactions, and compare to a technical result and other income of $2 million combined for the same period in 2008.

Other Operating Expenses

The Company’s total other operating expenses for the three months ended March 31, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2009	% Change 2009 over 2008	For the three months ended March 31, 2008
Other operating expenses	$84	(9)%	$92

Other operating expenses represent 9.6% and 10.1% of net premiums earned (both life and non-life) for the three months ended March 31, 2009 and 2008, respectively. Other operating expenses included in Corporate and Other were $20 million and $26 million, of which $16 million and $22 million are related to corporate activities for the three months ended March 31, 2009 and 2008, respectively.

The decrease in other operating expenses of 9% for the three months ended March 31, 2009 compared to the same period in 2008 consisted primarily of a decrease in personnel costs of $3 million, predominantly related to lower stock-based compensation expense, and the strengthening of the U.S. dollar, on average, which contributed 3% to the decrease in other operating expenses.

Financial Condition, Liquidity and Capital Resources

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion of financial condition, liquidity and capital resources at March 31, 2009 focuses only on material changes from December 31, 2008.

Investments

Total investments and cash were $11.4 billion at March 31, 2009, compared to $11.7 billion at December 31, 2008. The major factors influencing the decrease in the three months ended March 31, 2009 were:

•	reductions of $294 million related to the repayment of debt of $200 million and the purchase of the capital efficient notes of $94 million;

•

other factors, the primary one being the net negative influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets into U.S. dollars, amounting to approximately $245 million;

•

a decrease in the market value of the investment portfolio (realized and unrealized) of $70 million resulting from a decrease in the equity portfolio of $38 million, a decrease in the fixed maturity portfolio of $28 million and a decrease in other invested assets of $4 million; and

•	dividend payments on common and preferred shares totaling $35 million; partially offset by

•	net cash provided by operating activities of $254 million; and

•	an increase in net payable for securities purchased of $67 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At March 31, 2009, the liability funds totaled $7.2 billion and were comprised of cash and cash equivalents and high-quality fixed income securities. The capital funds, which totaled $4.4 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K.

The market value of investments classified as trading securities was $10.7 billion at March 31, 2009. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations.

At March 31, 2009, approximately 97% of the Company’s fixed income securities, including other fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 95% of the Company’s fixed income securities were publicly traded. The average credit quality of the Company’s fixed income securities at March 31, 2009 was AA, comparable to the position at December 31, 2008.

The average duration of the Company’s investment portfolio was 3.0 years at March 31, 2009 and 3.1 years at December 31, 2008. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures at March 31, 2009 allowed the Company to decrease the duration of its investment portfolio from 3.3 years to 3.0 years.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at March 31, 2009 was 4.8% compared to 5.2% at December 31, 2008, reflecting narrowing credit spreads, lower reinvestment rates and the sale of higher-yielding investments, partially offset by higher U.S. risk-free interest rates. The Company’s investment portfolio generated a positive total return of 0.5%, excluding the effects of foreign exchange, for the three months ended March 31, 2009.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at March 31, 2009 were as follows (in millions of U.S. dollars):

March 31, 2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$930	$32	$(1)	$961
Other foreign governments	2,712	164	(7)	2,869
Corporate	3,568	58	(234)	3,392
Mortgage/asset-backed securities	3,160	85	(187)	3,058

Total fixed maturities	10,370	339	(429)	10,280
Short-term investments	69	—	—	69
Equities	544	10	(128)	426

Total	$10,983	$349	$(557)	$10,775

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

U.S. government and agencies included both U.S. treasuries and agencies of the U.S. government. At March 31, 2009, U.S. treasuries accounted for 92% of this category. Although U.S. treasuries and agencies are not rated, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At March 31, 2009, 87% of this category was rated AAA, while investment grade foreign government and agency obligations accounted for the remaining 13%. The largest three foreign government issuers (Germany, France and Canada) accounted for 86% of this category at March 31, 2009.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At March 31, 2009, 94% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 64% were rated A- or better. While the ten largest issuers accounted for 23% of the corporate bonds held by the Company at March 31, 2009, no single issuer accounted for more than 4% of total corporate bonds or 1% of the Company’s total investments and cash at March 31, 2009. At March 31, 2009, U.S. bonds comprised 83% of this category, and the main exposures by economic sector were 33% in finance (14% were banks), 15% in communications, and 14% in consumer noncyclicals. Within the finance sector, 99% of corporate bonds were rated investment grade and 90% were rated A- or better at March 31, 2009.

In the mortgage/asset-backed securities category, 92% were U.S. mortgage-backed and asset-backed securities at March 31, 2009. These securities generally have a low risk of default as most are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at March 31, 2009, other than an $11 million investment in a distressed asset vehicle (included in other invested assets) where the Company deemed that the entry point and price of the investment were attractive. At March 31, 2009, the Company’s U.S. mortgage-backed and asset-backed securities included approximately $61 million (2%) of commercial mortgage-backed securities, where the Company deemed the entry point and price of the investment to be attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.8 billion at March 31, 2009, approximately 6% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 8% of this category at March 31, 2009 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 94% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of U.S. corporations and U.S. government agencies. At March 31, 2009, U.S. treasuries and agencies of the U.S. government comprised 68% of this category, all of which are considered to have a credit quality equivalent to or greater than AAA corporate issues. Short-term investments also included corporates, which comprised 17% of this category, 83% of which were catastrophe bonds rated below investment grade.

Publicly traded common stocks (including public exchange traded funds and real estate investment trusts (REITs)) comprised 91% of equities at March 31, 2009. The majority of the remaining balance was comprised of a $31 million emerging markets mutual fund, which accounted for 7% of equities, with the balance primarily in convertible investments. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 74% at March 31, 2009. While the ten largest common stocks accounted for 22% of equities (excluding equities held in exchange traded funds and mutual funds) at March 31, 2009, no single common stock issuer accounted for more than 5% of total equities (excluding equities held in exchange traded funds and mutual funds) or 1% of the Company’s total investments and cash at March 31, 2009. At March 31, 2009, the largest publicly traded common stock exposures by economic sector were 26% in consumer noncyclicals, 13% in energy, 11% in finance, and 10% in each of communications, technology and consumer cyclicals. The decrease in the Company’s equity portfolio from $513 million at December 31, 2008 to $426 million at March 31, 2009 was primarily due to a change in asset allocation from equities to fixed income securities and a decrease in the market value of equities, which was driven by the uncertainty and turmoil in worldwide equity markets.

Maturity Distribution

The distribution of fixed maturities and short-term investments at March 31, 2009, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$455	$452
More than one year through five years	3,689	3,697
More than five years through ten years	2,736	2,791
More than ten years	399	351

Subtotal	7,279	7,291
Mortgage/asset-backed securities	3,160	3,058

Total	$10,439	$10,349

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at March 31, 2009:

% of total fixed income securities
Rating Category
AAA	62%
AA	6
A	19
BBB	10
Below investment-grade/unrated	3

100%

Other Invested Assets

At March 31, 2009, the Company had other invested assets of $55 million. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized loss position at March 31, 2009, are reported within other invested assets in the Company’s Condensed Consolidated Balance Sheets.

As part of its principal finance activities, the Company has entered into total return, interest rate, and credit default swaps, which are accounted for as derivative financial instruments.

For total return and interest rate swaps within principal finance, the Company uses internal valuation models to estimate the fair value and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. At March 31, 2009, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps (the Company’s net liabilities), was an unrealized loss of $18 million and $12 million, respectively. At March 31, 2009, the notional value of the Company’s assumed exposure in the form of total return swaps was $231 million.

The principal finance total return and interest rate swap portfolio mix has broadened, and as a result, the proportion of the portfolio related to apparel and retail future flow or intellectual property backed transactions has declined from 50% as of December 31, 2008 to 48% as of March 31, 2009, with the remainder distributed over a number of generally unrelated risks. At March 31, 2009, approximately 56% of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At March 31, 2009, the fair value of the Company’s assumed exposure in the form of credit default swaps (the Company’s net liabilities), was an unrealized loss of $9 million, which was offset by purchased protection in the form of credit default swaps with an unrealized gain of $10 million. At March 31, 2009, the notional value of the Company’s assumed exposure in the form of credit defaults swaps was $18 million, which was offset by protection purchased through the use of credit default swaps with a notional value of $19 million.

The Company utilizes credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poors at March 31, 2009. Excluding the credit default swaps included within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $2 million at March 31, 2009, and the notional value was $220 million, comprised of $241 million of credit protection purchased and $21 million of credit exposure assumed. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks include parametric weather risks and longevity risk, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. The fair value and notional value of both the weather derivatives and the longevity total return swap (the Company’s net liabilities) was a net unrealized loss of $nil and $51 million, respectively.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury note futures was a net short position of $1,054 million at March 31, 2009 and the fair value of the futures contracts was a net unrealized loss of $19 million at March 31, 2009. The Company also uses equity futures to replicate equity investment positions, however, no equity futures were outstanding at March 31, 2009.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. Foreign exchange forward contracts outstanding as of March 31, 2009 resulted in a net unrealized loss of $nil. Foreign currency option contracts outstanding as of March 31, 2009 resulted in an unrealized loss of $2 million.

At March 31, 2009, the Company had $76 million in strategic investments. These strategic investments included investments in non-publicly traded companies, private placement equity investments and other specialty asset classes. The Company also had $22 million in notes receivable and $10 million of other invested assets at March 31, 2009.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at March 31, 2009 have not changed significantly since December 31, 2008. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31,

2009. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information concerning losses and loss expenses.

At March 31, 2009 and December 31, 2008, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,393 million and $7,511 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $7,265 million and $7,385 million, respectively.

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2009 (in million of U.S. dollars):

For the three months ended March 31, 2009
Net liability at December 31, 2008	$7,385
Net incurred losses related to:
Current year	506
Prior years	(100)

406
Net paid losses	(337)
Effects of foreign exchange rate changes	(189)

Net liability at March 31, 2009	$7,265

The Non-life ratio of paid losses to net premiums earned was 46%, while the Non-life ratio of paid losses to incurred losses was 83% for the three months ended March 31, 2009, compared to 45% and 73%, respectively, for the same period in 2008. The higher Non-life ratio of paid losses to incurred losses for the three months ended March 31, 2009 compared to the same period in 2008 is primarily due to a lower level of incurred losses in the three months ended March 31, 2009 compared to the same period in 2008.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Policy Benefits for Life and Annuity Contracts

At March 31, 2009 and December 31, 2008, the Company recorded gross policy benefits for life and annuity contracts of $1,421 million and $1,432 million, respectively, and net policy benefits for life and annuity contracts of $1,399 million and $1,408 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the three months ended March 31, 2009 (in millions of U.S. dollars):

For the three months ended March 31, 2009
Net liability at December 31, 2008	$1,408
Net incurred losses	113
Net paid losses	(69)
Effects of foreign exchange rate changes	(53)

Net liability at March 31, 2009	$1,399

See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These contractual obligations are considered by the Company when assessing its liquidity requirements, and the Company is confident in its ability to meet all of its obligations.

See Shareholders’ Equity and Capital Resources Management for a discussion of the material changes in the Company’s Contractual Obligations and Commitments since December 31, 2008 resulting from the purchase of $186.6 million of the Company’s capital efficient notes and the repayment of $200 million of debt.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at March 31, 2009 was $4.3 billion, a 2.0% increase compared to $4.2 billion at December 31, 2008. The major factors contributing to the increase in shareholders’ equity for the three months ended March 31, 2009 were:

•	net income of $142 million; and

•	share-based compensation expense and the issuance of common shares under the Company’s employee equity plans and other increases totaling $7 million; partially offset by

•	dividends declared on both the Company’s common and preferred shares of $35 million; and

•

a $31 million decline in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar, including the Company’s designated foreign exchange forward contracts hedging its net investment in foreign subsidiaries and branches.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the three months ended March 31, 2009.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through dividends or stock repurchases, when available business opportunities are insufficient to fully utilize the Company’s capital at adequate returns. The Company may also seek to reduce its capital through the repayment or purchase of debt obligations, or increase its capital through the issuance of debt, when opportunities arise.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s diluted book value per share increased by 2.5% to $65.55 at March 31, 2009 from $63.95 at December 31, 2008 primarily due to the increase in shareholders’ equity noted above.

The table below sets forth the capital structure of the Company at March 31, 2009 and December 31, 2008 (in millions of U.S. dollars):

	March 31, 2009		December 31, 2008
Capital Structure:
Long-term debt	$200	4%	$200	4%
Senior notes (1)	250	5	250	5
Capital efficient notes (2)	63	1	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	5	230	5
Common shareholders’ equity	3,762	79	3,679	75

Total Capital	$4,795	100%	$4,899	100%

(1)	PartnerRe Finance A LLC, the issuer of the senior notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million on its Condensed Consolidated Balance Sheets.
(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $71.0 million and $257.6 million on its Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, respectively.

On March 2, 2009, the Company announced the commencement of a cash tender offer for any and all of the 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts) due 2066 (see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). Under the terms of the tender offer, Partner Re Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, and the issuer of the CENts, paid holders $500 per $1,000 principal amount of CENts tendered. In addition, holders of the CENts were paid any accrued and unpaid interest on the purchased CENts from the last interest payment date.

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million. The aggregate principal amount of the CENts outstanding at March 31, 2009 was $63.4 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions.

On January 8, 2009, the Company entered into a second amendment to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half year term loan agreement with Citibank, N.A. Under the terms of the second loan amendment, the Company has a right to prepay the half of the original $400.0 million loan that has a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment will be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan will have a maturity of July 12, 2010 and the Company will not have a right to prepay this amount. The loan is otherwise unchanged. On January 14, 2009, the Company repaid the half of the original $400.0 million loan that was due April 27, 2009. See Notes 12 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $572 million at March 31, 2009, compared to $838 million at December 31, 2008. Net cash used in financing activities of $329 million for the three months ended March 31, 2009 was comprised of repayment of debt ($200 million), purchase of CENts ($94 million) and dividends on common and preferred shares ($35 million). Cash flows from operations for the three months ended March 31, 2009 decreased to $254 million from $297 million in the same period in 2008.

The decrease in cash flows in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a combination of lower underwriting cash flows, higher taxes and foreign exchange and a decrease in net investment income. The lower underwriting cash flows in the three months ended March 31, 2009 compared to the same period in 2008 was driven by loss payments related to Hurricane Ike. The decrease in net investment income was primarily a result of a decrease in dividends received on equities and lower net investment income from short-term investments.

The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2009, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, or liquidate a portion of its high quality and liquid investment portfolio. As discussed under Investments above, the Company’s investments and cash totaled $11.4 billion at March 31, 2009, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $10.6 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. See Liquidity and Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of the impact of a significant downgrade in ratings.

Our current financial strength ratings are:

Standard & Poor’s	AA-/stable
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/stable

Credit Facilities

The Company’s credit facilities at March 31, 2009 have not changed significantly since December 31, 2008, except that in February 2009, the Company and its lenders agreed to release one of the participants from its obligations under the $700 million five-year syndicated, unsecured credit facility which matures in September 2010. As such, the facility has been reduced from $700 million to $660 million. All other terms and conditions remain the same. The credit facility is predominantly used for the issuance of letters of credit, although the Company does have access to a $350 million revolving line of credit under this facility. At March 31, 2009 and December 31, 2008, there were no borrowings under this revolving line of credit. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements have not changed significantly since December 31, 2008. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months ended March 31, 2009 and 2008.

The currency translation adjustment account, comprising the foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into the U.S. dollar, decreased by $31 million during the three months ended March 31, 2009 to $4 million. The decrease reflects both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment account for the three months ended March 31, 2009 (in millions of U.S. dollars):

For the three months ended March 31, 2009
Currency translation adjustment at December 31, 2008	$35
Change in currency translation adjustment included in accumulated other comprehensive (loss) income	(54)
Net realized and unrealized gains on designated net investment hedges included in accumulated other comprehensive (loss) income	23

Currency translation adjustment at March 31, 2009	$4

During the three months ended March 31, 2009, the Company entered into foreign exchange contracts (with notional amounts of euro 350 million and Canadian $80 million) to hedge a portion of its net investment exposure to euro and Canadian dollar exchange fluctuations resulting from the translations of its Irish, French and Canadian subsidiaries and branches. See Item 3 of Part I below for a discussion of foreign currency risk.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion of market risks at March 31, 2009 focuses only on material changes from December 31, 2008 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company’s investment philosophy distinguishes between those assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholders’ capital (capital funds). The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related reinsurance liabilities. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At March 31, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	March 31, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest and fixed income mutual funds)	$11,768	6%	$11,446	3%	$11,124	$10,802	(3)%	$10,480	(6)%
Total invested assets (including accrued interest)	12,217	6	11,895	3	11,573	11,251	(3)	10,929	(6)
Shareholders’ equity	4,926	15	4,604	8	4,282	3,960	(8)	3,638	(15)

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Condensed Consolidated Balance Sheets.

Credit Spread Risk

The Company’s fixed income portfolio is exposed to credit spread risk. Fluctuations in credit spreads have a direct impact on the market valuation of these securities. The Company manages credit spread risk by the selection of securities within its fixed income portfolio. Changes in credit spreads directly affect the market value of certain fixed income securities, but do not necessarily result in a change in the future expected cash flows associated with holding individual securities. Other factors, including liquidity, supply and demand, and changing risk preferences of investors, may affect market credit spreads without any change in the underlying credit quality of the security.

At March 31, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such credit spreads and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	March 31, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest and fixed income mutual funds)	$11,492	3%	$11,308	2%	$11,124	$10,940	(2)%	$10,756	(3)%
Total invested assets (including accrued interest)	11,941	3	11,757	2	11,573	11,389	(2)	11,205	(3)
Shareholders’ equity	4,650	9	4,466	4	4,282	4,098	(4)	3,914	(9)

The impacts of changes in credit spreads for all parallel shifts in basis points are lower than the impacts of changes in interest rates, as the change in credit spreads does not impact government fixed income securities. However, the change in credit spreads does assume that mortgage-backed securities issued by government sponsored entities are affected, even though these typically exhibit significantly lower spread volatility than corporate fixed income securities. These changes also exclude any potential mitigating impact from the equity market and taxes, or any potential results which may offset the economic impact on invested assets.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, British pound, Canadian dollar, Swiss franc and Japanese yen. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Condensed Consolidated Financial Statements.

The table below summarizes the Company’s gross and net exposure on its March 31, 2009 Condensed Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$2,952	$299	$488	$23	$25	$57	$3,844
Other net liabilities	(2,504)	(214)	(237)	(211)	(39)	(360)	(3,565)

Total foreign currency risk	448	85	251	(188)	(14)	(303)	279
Total net derivative amount	(285)	(72)	(13)	186	48	306	170

Net foreign currency exposure	$163	$13	$238	$(2)	$34	$3	$449

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the invested assets and other net liabilities on the Company’s Condensed Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe Europe, whose functional currency is the euro, and certain of its branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the first quarter of 2009 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.

Assuming all other variables are held constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $45 million and $90 million, respectively, inclusive of the effect of the derivative and net investment hedges.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At March 31, 2009, approximately 62% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 87% was rated A- or better and 3% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. At March 31, 2009, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for 3.3% and 23.0% of the Company’s total corporate fixed income securities, respectively. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and as part of its principal finance activities;

•	credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company;

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The credit risks that the Company is exposed to have not changed materially since December 31, 2008. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $394 million, excluding fixed income mutual funds of $32 million) at March 31, 2009. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 and MSCI EAFE Indexes of approximately 0.8 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the market index.

Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 and MSCI EAFE Indexes would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	March 31, 2009	10% increase	% change	20% increase	% change
Equities (excluding fixed income mutual funds)	$328	(17)%	$361	(8)%	$394	$427	8%	$460	17%
Total invested assets (excluding accrued interest)	11,336	(1)	11,369	—	11,402	11,435	—	11,468	1
Shareholders’ equity	4,216	(2)	4,249	(1)	4,282	4,315	1	4,348	2

These changes do not take into account any potential mitigating impact from the fixed income market or taxes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2009, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at March 31, 2009 have not changed significantly since December 31, 2008. See Note 16(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

See Risk Factors in Item 1A of Part I of the Company’s 2008 Annual Report on Form 10-K for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended March 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)
1/01/2009-1/31/2009	—	—	—	5,000,000
2/01/2009-2/28/2009	—	—	—	5,000,000
3/01/2009-3/31/2009	—	—	—	5,000,000

Total	—	—	—

(1)	In September 2008, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 5 million common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At March 31, 2009, approximately 1.3 million common shares are held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: May 8, 2009

By:	/S/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: May 8, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit
15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications