Form 10-Q
period 2009-06-30
PARTNERRE LTD
filed 2009-08-10
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of August 3, 2009 was 58,166,779.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008, and of shareholders’ equity and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

August 10, 2009

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30, 2009	December 31, 2008
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2009, $10,660,127; 2008, $10,219,126)	$10,756,853	$10,181,995
Short-term investments, trading securities, at fair value (amortized cost: 2009, $63,808; 2008, $116,445)	63,873	117,091
Equities, trading securities, at fair value (cost: 2009, $524,272; 2008, $637,198)	527,280	512,812
Other invested assets	105,880	74,493

Total investments	11,453,886	10,886,391
Cash and cash equivalents, at fair value, which approximates amortized cost	616,290	838,280
Accrued investment income	184,925	169,103
Reinsurance balances receivable	2,051,940	1,719,694
Reinsurance recoverable on paid and unpaid losses	156,124	153,594
Funds held by reinsured companies	827,457	786,422
Deferred acquisition costs	673,685	617,121
Deposit assets	330,033	342,132
Net tax assets	140,923	215,703
Goodwill	429,519	429,519
Net receivable for securities sold	37,019	43,007
Other assets	72,270	78,354

Total assets	$16,974,071	$16,279,320

Liabilities
Unpaid losses and loss expenses	$7,396,600	$7,510,666
Policy benefits for life and annuity contracts	1,546,779	1,432,015
Unearned premiums	1,771,401	1,273,787
Other reinsurance balances payable	237,397	209,007
Deposit liabilities	355,365	362,485
Net tax liabilities	239,516	219,679
Accounts payable, accrued expenses and other	138,346	164,968
Current portion of long-term debt	—	200,000
Long-term debt	200,000	200,000
Debt related to senior notes	250,000	250,000
Debt related to capital efficient notes	70,989	257,605

Total liabilities	12,206,393	12,080,212

Shareholders’ Equity
Common shares (par value $1.00, issued: 2009, 57,950,306; 2008, 57,748,507)	57,950	57,749
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 11,600,000; aggregate liquidation preference: 2009 and 2008, $290,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 9,200,000; aggregate liquidation preference: 2009 and 2008, $230,000)	9,200	9,200
Additional paid-in capital	1,479,431	1,465,688
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2009 and 2008, $nil)	5,072	3,943
Currency translation adjustment	42,610	34,888
Unfunded pension obligation (net of tax of: 2009, $4,561; 2008, $4,668)	(15,623)	(16,023)
Retained earnings	3,275,037	2,729,662
Common shares held in treasury, at cost (2009 and 2008, 1,295,173)	(97,599)	(97,599)

Total shareholders’ equity	4,767,678	4,199,108

Total liabilities and shareholders’ equity	$16,974,071	$16,279,320

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Revenues
Gross premiums written	$846,149	$968,163	$2,186,528	$2,407,495

Net premiums written	$844,659	$956,269	$2,152,717	$2,367,833
Increase in unearned premiums	(18,530)	(730)	(460,138)	(502,540)

Net premiums earned	826,129	955,539	1,692,579	1,865,293
Net investment income	135,593	145,494	268,720	282,504
Net realized and unrealized investment gains (losses)	306,536	(296,255)	236,417	(271,143)
Net realized gain on purchase of capital efficient notes	—	—	88,427	—
Other income	3,361	4,591	7,942	6,228

Total revenues	1,271,619	809,369	2,294,085	1,882,882
Expenses
Losses and loss expenses and life policy benefits	458,898	548,720	977,797	1,138,388
Acquisition costs	181,689	228,170	381,657	432,408
Other operating expenses	98,468	96,737	182,062	189,017
Interest expense	6,335	14,914	15,482	26,810
Net foreign exchange losses (gains)	1,202	(1,574)	4,550	3,223

Total expenses	746,592	886,967	1,561,548	1,789,846
Income (loss) before taxes and interest in earnings (losses) of equity investments	525,027	(77,598)	732,537	93,036
Income tax expense (benefit)	56,954	(53,423)	116,765	(10,697)
Interest in earnings (losses) of equity investments	6,196	(1,849)	17	(737)

Net income (loss)	474,269	(26,024)	615,789	102,996
Preferred dividends	8,631	8,631	17,263	17,263

Net income (loss) available to common shareholders	$465,638	$(34,655)	$598,526	$85,733

Comprehensive income (loss), net of tax
Net income (loss)	$474,269	$(26,024)	$615,789	$102,996
Change in net unrealized gains or losses on investments, net of tax	(9)	6,653	1,129	15,227
Change in currency translation adjustment	38,922	4,000	7,722	57,006
Change in unfunded pension obligation, net of tax	(786)	69	400	(334)

Comprehensive income (loss)	$512,396	$(15,302)	$625,040	$174,895

Per share data
Net income (loss) per common share:
Basic net income (loss)	$8.23	$(0.64)	$10.58	$1.58
Diluted net income (loss)	$8.10	$(0.64)	$10.43	$1.54
Weighted average number of common shares outstanding	56,609,822	54,276,623	56,560,784	54,262,457
Weighted average number of common and common share equivalents outstanding	57,469,013	54,276,623	57,394,927	55,685,583
Dividends declared per common share	$0.47	$0.46	$0.94	$0.92

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Common shares
Balance at beginning of period	$57,749	$57,380
Issue of common shares	201	286

Balance at end of period	57,950	57,666
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	1,465,688	1,441,598
Issue of common shares	13,743	19,437

Balance at end of period	1,479,431	1,461,035
Accumulated other comprehensive income
Balance at beginning of period	22,808	289,250
Change in net unrealized gains or losses on investments, net of tax	1,129	15,227
Change in currency translation adjustment	7,722	57,006
Change in unfunded pension obligation, net of tax	400	(334)
Impact of adopting SFAS 159	—	(105,961)

Balance at end of period	32,059	255,188
Retained earnings
Balance at beginning of period	2,729,662	2,753,784
Net income	615,789	102,996
Dividends on common shares	(53,151)	(49,893)
Dividends on preferred shares	(17,263)	(17,263)
Impact of adopting SFAS 159	—	105,961

Balance at end of period	3,275,037	2,895,585
Common shares held in treasury
Balance at beginning of period	(97,599)	(241,255)
Repurchase of common shares	—	(39,777)

Balance at end of period	(97,599)	(281,032)

Total shareholders’ equity	$4,767,678	$4,409,242

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Cash Flows from Operating Activities
Net income	$615,789	$102,996
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	10,074	4,650
Net realized and unrealized investment (gains) losses	(236,417)	271,143
Net realized gain on purchase of capital efficient notes	(88,427)	—
Changes in:
Reinsurance balances, net	(286,205)	(622,812)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	17,380	16,134
Funds held by reinsured companies	8,537	166,697
Deferred acquisition costs	(47,052)	(88,713)
Net tax liabilities	93,419	(18,127)
Unpaid losses and loss expenses including life policy benefits	(104,921)	215,797
Unearned premiums	460,138	502,540
Other changes in operating assets and liabilities	(19,341)	(34,023)
Other, net	4,552	3,223

Net cash provided by operating activities	427,526	519,505
Cash Flows from Investing Activities
Sales of fixed maturities	2,502,800	3,234,844
Redemptions of fixed maturities	561,895	430,734
Purchases of fixed maturities	(3,447,701)	(4,421,994)
Sales of short-term investments	110,600	114,842
Purchases of short-term investments	(57,602)	(124,230)
Sales of equities	424,522	891,536
Purchases of equities	(377,434)	(800,242)
Other, net	(6,767)	57,535

Net cash used in investing activities	(289,687)	(616,975)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(70,414)	(67,156)
Repayment of long-term debt	(200,000)	(220,000)
Purchase of capital efficient notes	(94,241)	—
Net issue (repurchase) of common shares and treasury shares	4,975	(32,760)
Contract fees on forward sale agreement	(2,502)	(5,190)
Proceeds from issuance of senior notes	—	250,000

Net cash used in financing activities	(362,182)	(75,106)
Effect of foreign exchange rate changes on cash	2,353	(1,970)
Decrease in cash and cash equivalents	(221,990)	(174,546)
Cash and cash equivalents—beginning of period	838,280	654,895

Cash and cash equivalents—end of period	$616,290	$480,349

Supplemental cash flow information:
Taxes paid	$41,125	$17,291
Interest paid	$18,157	$27,408

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

On July 4, 2009, the Company entered into definitive agreements to acquire PARIS RE Holdings Limited (Paris Re) a French-listed, Swiss-based diversified reinsurer and its operating subsidiaries. See Note 10.

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

The following significant accounting policies were adopted by the Company during the six months ended June 30, 2009.

SFAS 165

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165). SFAS 165 requires the Company to evaluate subsequent events through the date that the financial statements are issued, establishes the requirements for recognition of a subsequent event in its financial statements and establishes disclosure requirements about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 as of June 30, 2009 only required new disclosures to be made and did not have an impact on the Company’s consolidated shareholders’ equity or net income.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim financial statements. The adoption of FSP FAS 107-1 and APB 28-1 for the three months ended June 30, 2009 only required new disclosures to be made and did not have an impact on the Company’s consolidated shareholders’ equity or net income.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance on fair value measurements under SFAS No. 157, “Fair Value Measurements” (SFAS 157) when the volume and level of activity for an asset or liability have significantly decreased. The adoption of FSP FAS 157-4 for the three months ended June 30, 2009 did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

FSP FAS 157-2

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

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

3. New Accounting Pronouncements

SFAS 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46(R)). SFAS 167 requires an enterprise to perform ongoing reassessments of its variable interest entities, clarifies certain provisions of FIN 46(R) and requires enhanced disclosures of an enterprise’s involvement in variable interest entities. SFAS 167 will be effective for annual and interim periods beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of SFAS 167 on its consolidated shareholders’ equity and net income.

SFAS 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the “FASB

Accounting Standards Codification” (Codification) as the source of authoritative U.S. GAAP for non-governmental entities. The Codification supersedes all then-existing non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. SFAS 168 is effective for annual and interim periods ending after September 15, 2009. Since SFAS 168 will only amend the way the Company refers to U.S. GAAP in its financial statements, its adoption will not affect the Company’s consolidated shareholders’ equity or net income.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities; Organization for Economic Co-operation and Development Sovereign Treasury bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities (ABS); foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, equity put and call options, interest rate swaps and credit default swaps.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; private ABS; credit linked notes; loans receivable; total return swaps and weather derivatives.

At June 30, 2009 and December 31 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,684,878	$71,975	$10,756,853
Short-term investments, trading securities	—	63,800	73	63,873
Equities, trading securities	492,349	217	34,714	527,280
Other invested assets	—	(8,338)	5,289	(3,049)

Total	$492,349	$10,740,557	$112,051	$11,344,957

December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,103,857	$78,138	$10,181,995
Short-term investments, trading securities	—	116,954	137	117,091
Equities, trading securities	436,627	42,638	33,547	512,812
Other invested assets	—	(870)	(16,136)	(17,006)

Total	$436,627	$10,262,579	$95,686	$10,794,892

At June 30, 2009 and December 31, 2008, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $108.9 million and $91.5 million, respectively, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended June 30, 2009 and 2008, respectively (in thousands of U.S. dollars):

Three months ended June 30, 2009	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$121,578	$93	$32,985	$(8,754)	$145,902
Realized and unrealized investment gains (losses) included in net income	19,037	(20)	1,729	16,219	36,965
Net purchases, sales and settlements	(4,010)	—	—	(2,176)	(6,186)
Net transfers out of Level 3	(64,630)	—	—	—	(64,630)

Balance at end of period	$71,975	$73	$34,714	$5,289	$112,051
Change in unrealized investment gains (losses) relating to assets held at end of period	$18,606	$(20)	$1,729	$15,575	$35,890

The net transfers out of Level 3 for the three months ended June 30, 2009 of $64.6 million of fixed maturities was related to a single issuer which was classified as a Level 2 asset at December 31, 2008 and June 30, 2009 and valued using a broker quote based on current market activity. However, these fixed maturities were classified as Level 3 assets at March 31, 2009 and valued using an internal model due to a lack of market activity at that time.

Three months ended June 30, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$11,682	$—	$38,685	$89	$50,456
Realized and unrealized investment (losses) gains included in net loss	(1,738)	—	480	12,302	11,044
Net purchases, sales and settlements	—	—	—	12,718	12,718

Balance at end of period	$9,944	$—	$39,165	$25,109	$74,218
Change in unrealized investment (losses) gains relating to assets held at end of period	$(1,738)	$—	$480	$8,468	$7,210

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the six months ended June 30, 2009 and 2008, respectively (in thousands of U.S. dollars):

Six months ended June 30, 2009	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$78,138	$137	$33,547	$(16,136)	$95,686
Realized and unrealized investment gains (losses) included in net income	18,741	(64)	1,226	23,720	43,623
Net purchases, sales and settlements	(5,936)	—	(59)	(2,295)	(8,290)
Net transfers out of Level 3	(18,968)	—	—	—	(18,968)

Balance at end of period	$71,975	$73	$34,714	$5,289	$112,051
Change in unrealized investment gains (losses) relating to assets held at end of period	$18,622	$(64)	$1,226	$22,792	$42,576

Six months ended June 30, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$15,166	$—	$39,606	$(14,838)	$39,934
Realized and unrealized investment (losses) gains included in net income	(1,764)	—	(441)	10,411	8,206
Net purchases, sales and settlements	—	—	—	29,536	29,536
Transfers out of Level 3	(3,458)	—	—	—	(3,458)

Balance at end of period	$9,944	$—	$39,165	$25,109	$74,218
Change in unrealized investment (losses) gains relating to assets held at end of period	$(1,764)	$—	$(441)	$586	$(1,619)

Changes in the fair value of the Company’s financial instruments measured at fair value, for which the fair value option was elected, during the three months and six months ended June 30, 2009 and 2008, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Fixed maturities, trading securities	$186,819	$(303,100)	$138,448	$(229,350)
Short-term investments, trading securities	(206)	(193)	(581)	(315)
Equities, trading securities	121,199	14,784	124,689	(74,302)

Total	$307,812	$(288,509)	$262,556	$(303,967)

All of the above changes in fair value are included in the Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment gains (losses).

(b) Fair Value of Financial Instrument Liabilities

The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheet for which the Company does not measure these instruments at fair value did not change from December 31, 2008. The carrying values and fair values of the financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 were as follows (in thousands of U.S. dollars):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,546,779	$1,546,779	$1,432,015	$1,432,015
Long-term debt	200,000	198,319	200,000	196,103
Debt related to senior notes (2)	250,000	241,520	250,000	237,095
Debt related to capital efficient notes (3)	63,384	30,185	250,000	94,536
Current portion of long-term debt	—	—	200,000	200,000

(1)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.

(2)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million at June 30, 2009 and December 31, 2008 in its Condensed Consolidated Balance Sheets.

(3)	PartnerRe Finance II, the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $71.0 million at June 30, 2009 and $257.6 million at December 31, 2008 in its Condensed Consolidated Balance Sheets. The fair value of the capital efficient notes was based on the aggregate principal amount outstanding from PartnerRe Finance II of $63.4 million at June 30, 2009 and $250.0 million at December 31, 2008 (see Note 5).

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

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at June 30, 2009 was $63.4 million and $71.0 million, respectively.

On January 8, 2009, the Company entered into a second amendment to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half year term loan agreement with Citibank, N.A. Under the terms of the second loan amendment, the Company had a right to prepay the half of the original $400.0 million loan that had a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment will be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan has a maturity of July 12, 2010 and the Company does not have a right to prepay this amount. The loan was otherwise unchanged. On January 14, 2009, the Company repaid the half of the original $400.0 million loan that was due April 27, 2009. See Notes 12 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

6. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Numerator:
Net income (loss)	$474,269	$(26,024)	$615,789	$102,996
Less: preferred dividends	8,631	8,631	17,263	17,263

Net income (loss) available to common shareholders	$465,638	$(34,655)	$598,526	$85,733

Denominator:
Weighted average number of common shares outstanding—basic	56,609.8	54,276.6	56,560.8	54,262.5
Stock options and other (1)	859.2	—	834.1	1,423.1

Weighted average number of common and common share equivalents outstanding—diluted	57,469.0	54,276.6	57,394.9	55,685.6

Basic net income (loss) per share	$8.23	$(0.64)	$10.58	$1.58
Diluted net income (loss) per share (1)	$8.10	$(0.64)	$10.43	$1.54

(1)	At June 30, 2009 and 2008, stock options to purchase 969.4 thousand and 377.5 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

7. Derivatives

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value recognized in either net foreign exchange gains and losses or net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

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

Foreign Currency Option Contracts and Futures Contracts

The Company also utilizes foreign currency option contracts to mitigate foreign currency risk. The Company uses exchange traded treasury note futures contracts and commodity futures to manage portfolio duration or hedge certain investments, respectively.

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line and to manage market exposures.

The Company assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at June 30, 2009. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives, a weather future and a longevity total return swap for which the underlying risks include parametric weather risks for the weather derivatives and future and longevity risk for the longevity total return swap.

Total Return and Interest Rate Swaps

The Company has entered into total return swaps referencing various project and principal finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps.

The fair values and the related notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 were as follows (in thousands of U.S. dollars):

	June 30, 2009		December 31, 2008
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$(31,110)	$529,779	$(37,470)	$443,210
Derivatives not designated as hedges
Foreign exchange forward contracts	$17,233	$1,892,396	$32,522	$1,196,830
Foreign currency option contracts	3,993	93,300	(8,027)	123,932
Futures contracts	14,297	1,580,993	7,991	1,122,524
Credit default swaps (protection purchased)	3,560	224,141	20,305	295,665
Credit default swaps (assumed risks)	(16,622)	35,714	(16,191)	46,130
Insurance-linked securities	(296)	35,432	(5,393)	60,000
Total return swaps	(6,626)	223,443	(24,898)	239,733
Interest rate swaps	(9,154)	—	(12,355)	—
Other	(13)	—	—	—

Total derivatives not designated as hedges	$6,372		$(6,046)

Total derivatives	$(24,738)		$(43,516)

The fair value of all derivatives at June 30, 2009 and December 31, 2008 is recorded in other invested assets in the Company’s Condensed Consolidated Balance Sheets.

The effective portion of net investment hedging derivatives, recognized in accumulated other comprehensive income, at June 30, 2009 and December 31, 2008 was a $50.0 million loss and a $37.5 million loss, respectively.

The amount of gain (loss) in the Condensed Consolidated Statement of Operations for derivatives not designated as hedges for the three months and six months ended June 30, 2009 was as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Foreign exchange forward contracts	$22,221	$2,035
Foreign currency option contracts	3,989	2,184

Total included in net foreign exchange gains and losses	$26,210	$4,219
Futures contracts	$39,434	$34,200
Credit default swaps (protection purchased)	(8,261)	(8,836)
Credit default swaps (assumed risks)	6,347	77
Insurance-linked securities	50	571
Total return swaps	12,983	19,203
Interest rate swaps	1,620	3,202
Other	213	230

Total included in net realized and unrealized investment gains and losses	$52,386	$48,647

Total derivatives not designated as hedges	$78,596	$52,866

8. Legal Proceedings

Legal proceedings at June 30, 2009 have not changed significantly since December 31, 2008. See Note 16(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio (defined below). Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the Life segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned, other income or loss and allocated net investment income, and expenses from life policy benefits, acquisition costs and other operating expenses.

The following tables provide a summary of the segment revenues and results for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$248	$120	$232	$125	$725	$116	$5	$846
Net premiums written	$249	$118	$232	$125	$724	$116	$5	$845
Decrease (increase) in unearned premiums	9	43	—	(73)	(21)	7	(5)	(19)

Net premiums earned	$258	$161	$232	$52	$703	$123	$—	$826
Losses and loss expenses and life policy benefits	(164)	(83)	(152)	22	(377)	(85)	3	(459)
Acquisition costs	(63)	(38)	(50)	(4)	(155)	(27)	—	(182)

Technical result	$31	$40	$30	$70	$171	$11	$3	$185
Other income					1	—	2	3
Other operating expenses					(55)	(11)	(32)	(98)

Underwriting result					$117	$—	n/a	$90
Net investment income						15	121	136

Allocated underwriting result (1)						$15	n/a	n/a
Net realized and unrealized investment gains							307	307
Interest expense							(6)	(6)
Net foreign exchange losses							(2)	(2)
Income tax expense							(57)	(57)
Interest in earnings of equity investments							6	6

Net income							n/a	$474

Loss ratio (2)	63.7%	51.5%	65.5%	(43.0)%	53.6%
Acquisition ratio (3)	24.2	23.7	21.5	7.9	22.0

Technical ratio (4)	87.9%	75.2%	87.0%	(35.1)%	75.6%
Other operating expense ratio (5)					7.9

Combined ratio (6)					83.5%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended June 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$254	$134	$291	$145	$824	$138	$6	$968
Net premiums written	$246	$132	$291	$145	$814	$136	$6	$956
Decrease (increase) in unearned premiums	39	54	(19)	(80)	(6)	10	(4)	—

Net premiums earned	$285	$186	$272	$65	$808	$146	$2	$956
Losses and loss expenses and life policy benefits	(227)	(87)	(144)	20	(438)	(111)	—	(549)
Acquisition costs	(64)	(48)	(75)	(7)	(194)	(34)	—	(228)

Technical result	$(6)	$51	$53	$78	$176	$1	$2	$179
Other income					2	—	3	5
Other operating expenses					(63)	(12)	(22)	(97)

Underwriting result					$115	$(11)	n/a	$87
Net investment income						18	127	145

Allocated underwriting result (1)						$7	n/a	n/a
Net realized and unrealized investment losses							(296)	(296)
Interest expense							(15)	(15)
Net foreign exchange gains							2	2
Income tax benefit							53	53
Interest in losses of equity investments							(2)	(2)

Net loss							n/a	$(26)

Loss ratio (2)	79.6%	46.7%	52.8%	(30.7)%	54.2%
Acquisition ratio (3)	22.7	25.6	27.7	10.2	24.0

Technical ratio (4)	102.3%	72.3%	80.5%	(20.5)%	78.2%
Other operating expense ratio (5)					7.7

Combined ratio (6)					85.9%

Segment Information

For the six months ended June 30, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$561	$419	$591	$330	$1,901	$281	$5	$2,187
Net premiums written	$561	$417	$563	$330	$1,871	$277	$5	$2,153
Increase in unearned premiums	(61)	(99)	(84)	(199)	(443)	(14)	(3)	(460)

Net premiums earned	$500	$318	$479	$131	$1,428	$263	$2	$1,693
Losses and loss expenses and life policy benefits	(326)	(158)	(309)	11	(782)	(198)	2	(978)
Acquisition costs	(126)	(79)	(110)	(12)	(327)	(55)	—	(382)

Technical result	$48	$81	$60	$130	$319	$10	$4	$333
Other income					3	1	4	8
Other operating expenses					(109)	(21)	(52)	(182)

Underwriting result					$213	$(10)	n/a	$159
Net investment income						30	239	269

Allocated underwriting result (1)						$20	n/a	n/a
Net realized and unrealized investment gains							236	236
Net realized gain on purchase of capital efficient notes							89	89
Interest expense							(15)	(15)
Net foreign exchange losses							(5)	(5)
Income tax expense							(117)	(117)
Interest in earnings of equity investments							—	—

Net income							n/a	$616

Loss ratio (2)	65.2%	49.6%	64.5%	(8.6)%	54.8%
Acquisition ratio (3)	25.2	24.9	23.0	8.9	22.9

Technical ratio (4)	90.4%	74.5%	87.5%	0.3%	77.7%
Other operating expense ratio (5)					7.6

Combined ratio (6)					85.3%

Segment Information

For the six months ended June 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$586	$509	$645	$343	$2,083	$313	$11	$2,407
Net premiums written	$578	$505	$624	$343	$2,050	$307	$11	$2,368
Increase in unearned premiums	(27)	(118)	(134)	(201)	(480)	(16)	(7)	(503)

Net premiums earned	$551	$387	$490	$142	$1,570	$291	$4	$1,865
Losses and loss expenses and life policy benefits	(398)	(234)	(291)	18	(905)	(233)	—	(1,138)
Acquisition costs	(131)	(100)	(129)	(13)	(373)	(59)	—	(432)

Technical result	$22	$53	$70	$147	$292	$(1)	$4	$295
Other income					3	—	3	6
Other operating expenses					(120)	(21)	(48)	(189)

Underwriting result					$175	$(22)	n/a	$112
Net investment income						33	249	282

Allocated underwriting result (1)						$11	n/a	n/a
Net realized and unrealized investment losses							(271)	(271)
Interest expense							(27)	(27)
Net foreign exchange losses							(3)	(3)
Income tax benefit							11	11
Interest in losses of equity investments							(1)	(1)

Net income							n/a	$103

Loss ratio (2)	72.2%	60.6%	59.5%	(12.9)%	57.6%
Acquisition ratio (3)	23.7	25.7	26.3	9.6	23.8

Technical ratio (4)	95.9%	86.3%	85.8%	(3.3)%	81.4%
Other operating expense ratio (5)					7.6

Combined ratio (6)					89.0%

10. Subsequent Events

The Company has evaluated subsequent events through August 10, 2009, the date the financial statements were issued. The following events occurred subsequent to June 30, 2009 through August 10, 2009.

Acquisition of Paris Re

On July 4, 2009, the Company entered into agreements to effect a multi-step acquisition of all of the outstanding common shares and warrants of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-domiciled diversified reinsurer.

As a first step in the acquisition, the Company will cause a wholly-owned subsidiary (the Acquisition Subsidiary) to purchase (the Block Purchase) all of the Paris Re common shares and Paris Re warrants held by six private equity firms and their related investment vehicles pursuant to the terms of a purchase agreement (the Block Purchase Agreement). Under the Block Purchase Agreement, the Company will acquire approximately 57.5% of the outstanding Paris Re common shares. These shares, when added together with the approximately 6.1% of the outstanding Paris Re common shares that the Company purchased from certain other Paris Re shareholders prior to the announcement of the Paris Re acquisition and the additional approximately 19.5% of the outstanding Paris Re common shares that the Company has subsequently committed to acquire simultaneously with the closing of the Block Purchase from certain other Paris Re shareholders, will give the Company an aggregate ownership of approximately 83.1% of the outstanding Paris Re common shares following the closing of the Block Purchase.

Following the closing of the Block Purchase and subject to certain conditions, the Company will cause the Acquisition Subsidiary to commence a voluntary public exchange offer (the Exchange Offer) for all remaining outstanding Paris Re common shares and Paris Re warrants. The Exchange Offer will be commenced pursuant to the terms of a transaction agreement dated July 4, 2009 between the Company and Paris Re (the Transaction Agreement). If, after completion of the Exchange Offer, the Company and its affiliates own at least 90% of the outstanding Paris Re common shares, the Company will effect a compulsory merger (the Merger), in accordance with Swiss law to acquire all remaining outstanding Paris Re common shares. In the Merger, Paris Re will be merged into the Acquisition Subsidiary with the Acquisition Subsidiary surviving the Merger.

In each step of the acquisition, the Company has exchanged or will exchange 0.300 Company common shares for each Paris Re common share and 0.167 Company common shares for each Paris Re warrant. The per share consideration and per warrant consideration are each subject to adjustment if the parties’ tangible book values per share diverge significantly relative to each other prior to the closing of the Block Purchase. In addition, if the Company declares a cash dividend or other cash distribution on the Company’s common shares with a record date on or after the closing of the Block Purchase and prior to the earliest date on which Paris Re shareholders have the right to receive payment for the Paris Re common shares tendered in the Exchange Offer, then the per share consideration will be appropriately adjusted upwards.

Immediately prior to the closing of the Block Purchase, Paris Re intends, subject to obtaining the requisite regulatory approvals, to effect an extraordinary cash distribution by way of a capital reduction to all Paris Re shareholders in the amount of CHF 4.17 per Paris Re common share (the Swiss franc equivalent of $3.85 as of July 7, 2009, the date on which Paris Re fixed the U.S. dollar/Swiss franc currency exchange rate to be used for the extraordinary cash distribution) (the Share Capital Repayment). To the extent that the Share Capital Repayment is not made in full immediately prior to the closing of the Block Purchase, the remaining portion will be paid (i) to the shareholders selling their Paris Re common shares and Paris Re warrants to the Company at or contemporaneously with the Block Purchase in the form of a promissory note issued by the Company at the closing of the Block Purchase and (ii) to all other holders of Paris Re common shares in the form of cash by way of a capital distribution from Paris Re immediately prior to the settlement of the Exchange Offer.

The Paris Re shareholders that have previously sold their Paris Re common shares to the Company prior to the announcement of the transactions will receive a payment of $3.85 for each Paris Re common share sold at the earlier of the closing of the Block Purchase and the termination of the Transaction Agreement (net of dividends paid or payable on the Company’s common shares with respect to the period after such sale and prior to the closing of the Block Purchase). This payment to these selling shareholders will be made irrespective of whether the Block Purchase closes or the Share Capital Repayment or any portion thereof is paid.

The Transaction Agreement contains certain termination rights for both the Company and Paris Re and further provides that the Company may be required to pay Paris Re a termination fee of $75 million upon termination of such agreement either because (i) the Company’s board of directors withdraws, changes or modifies its recommendation with respect to the transactions contemplated by the Block Purchase Agreement and Transaction Agreement in a manner that is adverse to Paris Re or (ii) the Company’s shareholders fail to approve such transactions at the Company’s shareholders’ meeting called for such purpose.

The Block Purchase is expected to close in the fourth quarter of 2009 and the Exchange Offer and the Merger are expected to close in the first quarter of 2010. However, the exact timing of the completion of the transactions cannot be predicted because they are subject to certain shareholder approvals, regulatory approvals and other customary closing conditions.

In conjunction with the purchase of approximately 6.1% of the outstanding Paris Re common shares, in July 2009, the Company issued 1.5 million of its common shares (1.3 million of which were treasury shares) for consideration of $95.5 million in addition to the deferred cash payment described above.

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

Acquisition of Paris Re

On July 4, 2009, the Company entered into agreements to effect a multi-step acquisition of all of the outstanding common shares and warrants of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-domiciled diversified reinsurer.

As a first step in the acquisition, the Company will cause a wholly-owned subsidiary (the Acquisition Subsidiary) to purchase (the Block Purchase) all of the Paris Re common shares and Paris Re warrants held by six private equity firms and their related investment vehicles pursuant to the terms of a purchase agreement (the Block Purchase Agreement). Under the Block Purchase Agreement, the Company will acquire approximately 57.5% of the outstanding Paris Re common shares. These shares, when added together with the approximately 6.1% of the outstanding Paris Re common shares that the Company purchased from certain other Paris Re shareholders prior to the announcement of the Paris Re acquisition and the additional approximately 19.5% of the outstanding Paris Re common shares that the Company has subsequently committed to acquire simultaneously with the closing of the Block Purchase from certain other Paris Re shareholders, will give the Company an aggregate ownership of approximately 83.1% of the outstanding Paris Re common shares following the closing of the Block Purchase.

Following the closing of the Block Purchase and subject to certain conditions, the Company will cause the Acquisition Subsidiary to commence a voluntary public exchange offer (the Exchange Offer) for all remaining outstanding Paris Re common shares and Paris Re warrants. The Exchange Offer will be commenced pursuant to the terms of a transaction agreement dated July 4, 2009 between the Company and Paris Re (the Transaction Agreement). If, after completion of the Exchange Offer, the Company and its affiliates own at least 90% of the outstanding Paris Re common shares, the Company will effect a compulsory merger (the Merger), in accordance with Swiss law to acquire all remaining outstanding Paris Re common shares. In the Merger, Paris Re will be merged into the Acquisition Subsidiary with the Acquisition Subsidiary surviving the Merger.

In each step of the acquisition, the Company has exchanged or will exchange 0.300 Company common shares for each Paris Re common share and 0.167 Company common shares for each Paris Re warrant. The per share consideration and per warrant consideration are each subject to adjustment if the parties’ tangible book values per share diverge significantly relative to each other prior to the closing of the Block Purchase. In addition, if the Company declares a cash dividend or other cash distribution on the Company’s common shares with a record date on or after the closing of the Block Purchase and prior to the earliest date on which Paris Re shareholders have the right to receive payment for the Paris Re common shares tendered in the Exchange Offer, then the per share consideration will be appropriately adjusted upwards.

Immediately prior to the closing of the Block Purchase, Paris Re intends, subject to obtaining the requisite regulatory approvals, to effect an extraordinary cash distribution by way of a capital reduction to all Paris Re shareholders in the amount of CHF 4.17 per Paris Re common share (the Swiss franc equivalent of $3.85 as of July 7, 2009, the date on which Paris Re fixed the U.S. dollar/Swiss franc currency exchange rate to be used for the extraordinary cash distribution) (the Share Capital Repayment). To the extent that the Share Capital Repayment is not made in full immediately prior to the closing of the Block Purchase, the remaining portion will be paid (i) to the shareholders selling their Paris Re common shares and Paris Re warrants to the Company at or contemporaneously with the Block Purchase in the form of a promissory note issued by the Company at the closing of the Block Purchase and (ii) to all other holders of Paris Re common shares in the form of cash by way of a capital distribution from Paris Re immediately prior to the settlement of the Exchange Offer.

The Paris Re shareholders that have previously sold their Paris Re common shares to the Company prior to the announcement of the transactions will receive a payment of $3.85 for each Paris Re common share sold at the earlier of the closing of the Block Purchase and the termination of the Transaction Agreement (net of dividends paid or payable on the Company’s common shares with respect to the period after such sale and prior to the closing of the Block Purchase). This payment to these selling shareholders will be made irrespective of whether the Block Purchase closes or the Share Capital Repayment or any portion thereof is paid.

The Transaction Agreement contains certain termination rights for both the Company and Paris Re and further provides that the Company may be required to pay Paris Re a termination fee of $75 million upon termination of such agreement either because (i) the Company’s board of directors withdraws, changes or modifies its recommendation with respect to the transactions contemplated by the Block Purchase Agreement and Transaction Agreement in a manner that is adverse to Paris Re or (ii) the Company’s shareholders fail to approve such transactions at the Company’s shareholders’ meeting called for such purpose.

The Block Purchase is expected to close in the fourth quarter of 2009 and the Exchange Offer and the Merger are expected to close in the first quarter of 2010. However, the exact timing of the completion of the transactions cannot be predicted because they are subject to certain shareholder approvals, regulatory approvals and other customary closing conditions.

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

The major risks to the Company’s balance sheet are typically due to events that Management refers to as shock losses. The Company defines a shock loss as an event that has the potential to materially damage economic value. The Company defines its economic value as the difference between the net present value of tangible assets and the net present value of liabilities, using appropriate discount rates. For traded assets, the calculated net present values are equivalent to market values.

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

Other risks such as interest rate risk and credit risk have the ability to impact results substantially and may result in volatility of results from quarter to quarter, but Management believes that by themselves, they are unlikely to represent a material downside threat of destruction of the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report for additional disclosure on interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk.

The limits at June 30, 2009 and actual exposures at June 30, 2009 and December 31, 2008 of the Company for its three major risks were as follows:

Risk	Limit at June 30, 2009	Utilized at June 30, 2009	Utilized at December 31, 2008
Catastrophe risk – largest zonal limit	$1.6 billion	$1.4 billion	$1.4 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	3.8 billion	2.6 billion	2.8 billion
Equity investment risk – value of equity and equity-like securities	2.4 billion	1.0 billion	920 million

The risk appetite at June 30, 2009 and modeled economic loss at June 30, 2009 and December 31, 2008 for the Company’s three major risks were as follows:

Risk	Risk Appetite at June 30, 2009	Modeled Economic Loss at June 30, 2009	Modeled Economic Loss at December 31, 2008
Catastrophe risk – 1 in 75 year annual aggregate loss	$960 million	$870 million	$810 million
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years’ reserve development	480 million	330 million	350 million
Equity investment risk – 1 in 75 year decline in value	720 million	300 million	280 million

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at June 30, 2009 have not changed materially compared to December 31, 2008. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and fair value measurements.

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

During the three months and six months ended June 30, 2009 and 2008, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the prior year net favorable reserve development for the Company’s Non-life segment for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Prior year favorable loss development:
Non-life segment
U.S.	$56	$22	$77	$38
Global (Non-U.S.) P&C	35	52	87	110
Global (Non-U.S.) Specialty	31	32	56	65
Catastrophe	21	24	23	34

Total Non-life prior year net favorable reserve development	$143	$130	$243	$247

The net favorable reserve development on prior accident years of $143 million and $243 million recorded in the three months and six months ended June 30, 2009, respectively, resulted from a reassessment of the Company’s total Non-life reserves of approximately $126 million and $216 million, respectively, of loss development assumptions used by the Company to estimate future liabilities predominantly due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. This impact was supplemented by approximately $17 million and $27 million related to change in exposure due to downward premium adjustments in the three months and six months ended June 30, 2009, respectively.

The net favorable reserve development on prior accident years of $130 million and $247 million recorded in the three months and six months ended June 30, 2008, respectively, resulted from a reassessment of approximately $137 million and $223 million, respectively, predominantly due to favorable loss emergence and was partially offset by approximately $7 million related to change in exposure due to upward premium adjustments in the three months ended June 30, 2008 and was supplemented by approximately $24 million related to change in exposure due to downward premium adjustments in the six months ended June 30, 2008.

For a discussion of prior year net favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR reserves are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total net loss reserves recorded as of June 30, 2009 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$730	$143	$1,873	$2,746	$(29)	$2,717
Global (Non-U.S.) P&C	1,232	9	992	2,233	(36)	2,197
Global (Non-U.S.) Specialty	1,120	15	1,016	2,151	(61)	2,090
Catastrophe	160	107	—	267	—	267

Total Non-life	$3,242	$274	$3,881	$7,397	$(126)	$7,271

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of June 30, 2009. Loss reserves are estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at June 30, 2009, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
U.S.	$2,717	$2,966	$2,114
Global (Non-U.S.) P&C	2,197	2,334	1,920
Global (Non-U.S.) Specialty	2,090	2,195	1,824
Catastrophe	267	282	238

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total net Non-life recorded loss reserves.

The deteriorating condition of the financial markets during 2008 continued into the first quarter of 2009. However, during the second quarter of 2009, signs of improvement in the financial markets emerged, primarily with increases in worldwide equity markets. During the second quarter the U.S. dollar reversed its course over the prior nine months and weakened against most currencies compared to March 31, 2009, risk-free rates increased and credit spreads narrowed. The fair value of the Company’s investment portfolio benefited from these improved conditions in the financial markets. The Company’s financial position and second quarter results of operations include an increase in the fair value of its investment portfolio, and the related increase in the level of unrealized gains on investments, which following the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159), are recorded in net income.

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

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life operations, which predominantly includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes traditional death and disability covers (with various riders), term assurance and critical illness (TCI) written in the UK and Ireland, and guaranteed minimum death benefit (GMDB) written in Continental Europe.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits – Life Policy Benefits in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The Life segment reported net favorable development on prior accident years of $4 million during the three months ended June 30, 2009 and net adverse development of $3 million during the six months ended June 30, 2009, primarily due to certain GMDB treaties where the payout is linked to the performance of the underlying capital markets. For the three months ended June 30, 2008, the Life segment reported net favorable development on prior accident years of less than $1 million and net adverse development on prior accident years of $5 million for the six months ended June 30, 2008, primarily due to certain GMDB treaties. See Results by Segment below.

The Company may be exposed to claims in its life portfolio that may be significantly higher than expected as a result of spikes in mortality due to causes such as a swine flu pandemic. However, the composition of the Company’s mortality and longevity business, as well as retrocessional protection, serve to partially mitigate the impact of such exposures to the Company.

Fair Value Measurements

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) on January 1, 2008. Fair value is the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of its financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels based on the reliability of inputs.

Under the SFAS 157 hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $112.1 million and $95.7 million at June 30, 2009 and December 31, 2008, respectively. During the three months ended June 30, 2009, the Company transferred out of Level 3 approximately $65 million of fixed maturities related to a single issuer which was classified as a Level 2 asset at December 31, 2008 and June 30, 2009 and valued using a broker quote based on current market activity. However, these fixed maturities were classified as Level 3 assets at March 31, 2009 and valued using an internal model due to a lack of market activity at that time. For additional information, see Note 4 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Results of Operations—for the Three Months and Six Months Ended June 30, 2009 and 2008

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part 1 of the Company’s 2008 Annual Report on Form 10-K and Item 1A of Part II of this report for a review of important risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies, except the Japanese yen, in the three months and six months ended June 30, 2009 compared to the same periods in 2008; and

•	the U.S. dollar ending exchange rate strengthened against most currencies, except the British pound and the Canadian dollar, at June 30, 2009 compared to December 31, 2008.

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income (loss) per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income (loss) per share is obtained by dividing net income (loss) available to common shareholders by the weighted average number of common and common share equivalents outstanding. Net income (loss) available to common shareholders is defined as net income (loss) less preferred dividends. As the effect of dilutive securities would have been anti-dilutive due to the Company’s reported net loss for the three months ended June 30, 2008, the fully diluted per share figure was calculated using the basic weighted average number of common shares outstanding for that period.

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

The deteriorating condition of the financial markets during 2008 continued into the first quarter of 2009. However, during the second quarter of 2009, signs of improvement in the financial markets emerged, primarily with increases in worldwide equity markets. During the second quarter, the U.S. dollar reversed its course over the prior nine months and weakened against most currencies compared to March 31, 2009, risk-free rates increased and credit spreads narrowed. The fair value of the Company’s investment portfolio benefited from these improved conditions in the financial markets. The Company’s financial position and second quarter results of operations include an increase in the fair value of its investment portfolio, and the related increase in the level of unrealized gains on investments, which following the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159), are recorded in net income.

The impacts of the global financial and economic crisis are wide-ranging and have also affected the Company’s reinsurance operations. Accordingly, the Company has continued to review its loss estimates and has modestly increased its reserves during the three and the six months ended June 30, 2009 in certain lines of business for the 2006, 2007 and 2008 underwriting years, where increased claims are anticipated, given deteriorated economic and credit conditions. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at June 30, 2009.

These factors are discussed below in Review of Net Income (Loss) and Financial Condition, Liquidity and Capital Resources. These events and continuing disruptions, uncertainty or volatility in the capital or credit markets may continue to affect our results of operations and financial condition in the future.

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Net income (loss)	$474	NM	$(26)	$616	498%	$103
Less: preferred dividends	9	—	9	17	—	17

Net income (loss) available to common shareholders	$465	NM	$(35)	$599	598	$86
Diluted net income (loss) per share	$8.10	NM	$(0.64)	$10.43	577	$1.54

NM: not meaningful

Three-month result

The increase in net income (loss), net income (loss) available to common shareholders and diluted net income (loss) per share for the three months ended June 30, 2009 compared to 2008 resulted primarily from realized and unrealized investment gains and was partially offset by an increase in related income tax expense. These items are discussed in the Review of Net Income (Loss) below.

Six-month result

The increase in net income, net income available to common shareholders and diluted net income per share for the six months ended June 30, 2009 compared to 2008 resulted primarily from net realized and unrealized investment gains, net realized gain on purchase of capital efficient notes, an increase in Non-life underwriting result and lower interest expense, and was partially offset by an increase in income tax expense. These items are discussed in the Review of Net Income (Loss) below.

Review of Net Income (Loss)

Management analyzes the Company’s net income (loss) in three parts: underwriting result, investment result and other components of net income (loss). Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets and changes in net unrealized gains and losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income (loss) consist of net realized gain on purchase of capital efficient notes, technical result and other income, other operating expenses, interest expense, net foreign exchange gains and losses and income tax expense or benefit.

The components of net income (loss) for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Underwriting result:
Non-life	$117	1%	$115	$213	22%	$175
Life	—	NM	(11)	(10)	(57)	(22)
Investment result:
Net investment income	136	(7)	145	269	(5)	282
Net realized and unrealized investment gains (losses)	307	NM	(296)	236	NM	(271)
Interest in earnings (losses) of equity investments	6	NM	(2)	—	NM	(1)
Corporate and Other:
Net realized gain on purchase of capital efficient notes	—	—	—	89	NM	—
Technical result	3	114	2	4	26	4
Other income	2	(33)	3	4	9	3
Other operating expenses	(32)	46	(22)	(52)	9	(48)
Interest expense	(6)	(58)	(15)	(15)	(42)	(27)
Net foreign exchange (losses) gains	(2)	NM	2	(5)	41	(3)
Income tax (expense) benefit	(57)	NM	53	(117)	NM	11

Net income (loss)	$474	NM	$(26)	$616	498	$103

NM: not meaningful

Underwriting result is a key measurement that the Company uses to manage and evaluate its Non-life and Life segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income (loss) separately and in the aggregate. Underwriting result should not be considered a substitute for net income (loss) and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

Three-month result

The underwriting result for the Non-life segment increased by $2 million, from $115 million in the three months ended June 30, 2008 to $117 million in 2009. The increase was principally attributable to:

•

an increase of $13 million in net favorable development on prior accident years, from $130 million in the three months ended June 30, 2008 to $143 million in 2009. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; and

•

an increase of approximately $11 million resulting primarily from a lower frequency of mid-sized losses in 2009 and normal fluctuations in profitability between periods and between lines of business as the Company redistributed its premiums to changing market conditions; partially offset by

•	a decrease of $22 million in net favorable prior quarter development.

Underwriting result for the Life segment increased by $11 million from a loss of $11 million in the three months ended June 30, 2008 to a breakeven position in the same period of 2009. This increase was due to an improvement in the technical result, which was driven by an increase in profitability of the mortality line, primarily as a result of favorable development in the GMDB line due to improved capital market conditions. See Results by Segment below.

The Company reported net investment income of $136 million in the three months ended June 30, 2009 compared to $145 million in 2008. The 7% decrease in net investment income is primarily attributable to foreign exchange fluctuations, which contributed 7% of the decrease as a result of stronger average U.S. dollar foreign exchange rates in the three months ended June 30, 2009 compared to the same period in 2008. The decrease was also impacted by (a) lower dividends received on equity securities due to a reduction in the level of equity exposures held, (b) the sale of the Company’s bank loan portfolio, which yielded a high interest rate (c) cash outflows from the investment portfolio during the three months ended March 31, 2009 related to the repayment of the Company’s debt and purchase of the Company’s CENts during the first quarter of 2009 and (d) lower reinvestment interest rates in the three months ended June 30, 2009 compared to the same period of 2008. Partially offsetting these declines were increases in net investment income from fixed maturities due to the reinvestment of cash flows from operations and from a reallocation to fixed maturities as the Company reduced its equity exposures during the three months ended June 30, 2009 compared to the same period in 2008, as well as an increase from the purchase of higher yielding investments.

Net realized and unrealized investment gains increased by $603 million, from a loss of $296 million in the three months ended June 30, 2008 to a gain of $307 million in the same period of 2009. This increase in net realized and unrealized investment gains in 2009 was mainly due to the narrowing of credit spreads and increases in worldwide equity markets and was partially offset by increases in risk-free interest rates. Net realized and unrealized investment gains of $307 million in the three months ended June 30, 2009 were primarily due to the change in net unrealized gains on fixed maturities of $187 million, change in net unrealized gains on equities of $121 million, change in net unrealized gains on other invested assets of $38 million, net realized gains on other invested assets of $16 million and net realized gains on fixed maturities and short-term investments of $8 million, which were partially offset by net realized losses on equities of $62 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the net realized and unrealized investment activity.

Interest in the results of equity investments increased from a loss of $2 million in the three months ended June 30, 2008 to a gain of $6 million in the same period of 2009. See Corporate and Other – Interest in Earnings (Losses) of Equity Investments below for more details.

Other operating expenses included in Corporate and Other increased by $10 million from $22 million in the three months ended June 30, 2008 to $32 million in the same period of 2009. The increase was primarily due to consulting and professional fees incurred related to the acquisition of Paris Re.

Interest expense decreased by $9 million in the three months ended June 30, 2009 compared to the same period in 2008 mainly due to the repayment of $200 million of the Company’s $400 million floating-rate long-term debt and the purchase of approximately 75% of the Company’s CENts during the first quarter of 2009.

Net foreign exchange gains and losses decreased from a gain of $2 million in the three months ended June 30, 2008 to a loss of $2 million in the same period of 2009. The decrease in net foreign exchange during the three months ended June 30, 2009 was primarily due to higher foreign exchange losses on foreign currency exchange hedges on the investment portfolio, partially offset by gains related to currency movements on unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense was $57 million for the three months ended June 30, 2009 compared to income tax benefit of $53 million for the prior year period. The increase in the income tax expense was primarily due to higher pre-tax income, partially reduced by the geographic (or tax jurisdiction) distribution of the net realized and unrealized gains on investments, with the Company’s taxable entities generating relatively lower net realized and unrealized gains on investments.

Six-month result

The underwriting result for the Non-life segment increased by $38 million, from $175 million in the six months ended June 30, 2008 to $213 million in 2009. The increase was principally attributable to:

•

an increase of approximately $42 million resulting primarily from a lower frequency of mid-sized losses in 2009 and normal fluctuations in profitability between periods and between lines of business as the Company redistributed its premiums to changing market conditions; partially offset by

•

a decrease of $4 million in net favorable development on prior accident years, from $247 million in the six months ended June 30, 2008 to $243 million in 2009. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

Underwriting result for the Life segment increased by $12 million from a loss of $22 million in the six months ended June 30, 2008 to a loss of $10 million in the same period of 2009. This increase was due to an improvement in the technical result, which was driven by an increase in profitability of the mortality line, primarily as a result of favorable development in the GMDB line due to improved capital market conditions. See Results by Segment below.

The Company reported net investment income of $269 million in the six months ended June 30, 2009 compared to $282 million in 2008. The 5% decrease in net investment income is primarily attributable to foreign exchange fluctuations, which contributed 6% of the decrease as a result of stronger average U.S. dollar foreign exchange rates in the six months ended June 30, 2009 compared to the same period in 2008. The decrease was also impacted by (a) lower dividends received on equity securities due to a reduction in the level of equity exposures held, (b) the sale of the Company’s bank loan portfolio, which yielded a high interest rate, (c) cash outflows from the investment portfolio during the three months ended March 31, 2009 related to the repayment of the Company’s debt and purchase of the Company’s CENts during the first quarter of 2009, and (d) lower reinvestment interest rates in the six months ended June 30, 2009 compared to the same period of 2008. Offsetting these declines were net investment income on operating cash flow added to the investment portfolio and the purchase of higher yielding investments.

Net realized and unrealized investment gains increased by $507 million, from a loss of $271 million in the six months ended June 30, 2008 to a gain of $236 million in the same period of 2009. The increase in net realized and unrealized investment gains in 2009 was mainly due to the narrowing of credit spreads and increases in worldwide equity markets. Net realized and unrealized investment gains of $236 million in the six months ended June 30, 2009 were primarily due to the change in net unrealized gains on fixed maturities and short-term investments of $138 million, change in net unrealized gains on equities of $125 million, net realized gains on other invested assets of $32 million, net realized gains on fixed maturities and short-term investments of $28 million, and change in net unrealized gains on other invested assets of $18 million, which were partially offset by net realized losses on equities of $103 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the net realized and unrealized investment activity.

Net realized gain on purchase of capital efficient notes (CENts) was $89 million in the six months ended June 30, 2009, as the Company purchased $187 million of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million.

Other operating expenses included in Corporate and Other increased by $4 million from $48 million in the six months ended June 30, 2008 to $52 million in the same period of 2009. The increase was primarily due to consulting and professional fees incurred related to the acquisition of Paris Re, which were partially offset by lower stock based compensation and the impact of foreign exchange.

Interest expense decreased by $12 million in the six months ended June 30, 2009 compared to the same period in 2008 mainly due to the repayment of $200 million of the Company’s $400 million floating-rate long-term debt and the purchase of approximately 75% of the Company’s CENts in 2009.

Net foreign exchange losses increased from a loss of $3 million in the six months ended June 30, 2008 to a loss of $5 million in the six months ended June 30, 2009. The increase in net foreign exchange losses during the six months ended June 30, 2009 was primarily due to the impact of realized losses on the foreign currency hedges on the investment portfolio partially offset by gains arising from the income statement revaluation. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense was $117 million for the six months ended June 30, 2009, compared to an income tax benefit of $11 million for the same period in 2008. The increase in the income tax expense was primarily due to higher pre-tax income, including tax on the net realized gain on purchase of CENts of $31 million. The increase in the income tax expense was partially reduced by the geographic (or tax jurisdiction) distribution of the net realized and unrealized gains on investments, with the Company’s taxable entities generating relatively lower net realized and unrealized gains on investments. In 2008, the Company incurred a $46 million tax charge related to its European reorganization.

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

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and six months ended June 30, 2009 compared to the same period in 2008, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 39% and 42% of net premiums written in this sub-segment in the second quarter and first six months of 2009, respectively. This line typically tends to have a higher loss ratio and a lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of the technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Gross premiums written	$248	(2)%	$254	$561	(4)%	$586
Net premiums written	249	1	246	561	(3)	578
Net premiums earned	$258	(9)	$285	$500	(9)	$551
Losses and loss expenses	(164)	(27)	(227)	(326)	(18)	(398)
Acquisition costs	(63)	(3)	(64)	(126)	(4)	(131)

Technical result(1)	$31	NM	$(6)	$48	110	$22
Loss ratio(2)	63.7%		79.6%	65.2%		72.2%
Acquisition ratio(3)	24.2		22.7	25.2		23.7

Technical ratio(4)	87.9%		102.3%	90.4%		95.9%

NM: not meaningful

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 29% and 26% of total net premiums written in the three months and six months ended June 30, 2009, respectively.

Three-month result

Gross premiums written decreased by 2% while net premiums written increased by 1% in the three months ended June 30, 2009 compared to the same period in 2008. The decrease in gross premiums written was primarily attributable to the decreases in the agriculture and casualty lines of business, reflecting lower agricultural commodity price levels and resulting downward premium adjustments reported for underwriting years 2008 and 2009 and declining casualty pricing and market conditions. The decreases in gross premiums written were partially offset by increases in the property, structured risk and motor lines of business. The largest increase in gross premiums written was in the property line which benefited from a treaty written on December 31, 2008, and which was subsequently renewed in 2009. Net premiums written increased by 1% during the three months ended June 30, 2009 compared to the same period in 2008 due to the purchase of retrocessional cover in 2008 which was not renewed in 2009. The decrease in net premiums earned of 9% in the three months ended June 30, 2009 compared to the same period in 2008 as compared to the increase in net premiums written of 1% was primarily due to a shift from non-proportional treaties to proportional treaties, which are earned at a slower rate.

Six-month result

Gross and net premiums written and net premiums earned decreased 4%, 3% and 9%, respectively, in the six months ended June 30, 2009 compared to the same period in 2008. These decreases were primarily attributable to the agriculture and casualty lines of business partially offset by increases in the property, motor and structured risk lines of business as described in the three-month result. The decrease in net premiums earned of 9% in the six months ended June 30, 2009 compared to the same period in 2008 was greater than the decrease in net premiums written of 3% primarily due a shift from non-proportional treaties to proportional treaties, which are earned at a slower rate and higher downward net premiums earned adjustments. Notwithstanding the overall declining market conditions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $56 million, or 21.6 points on the loss ratio of this sub-segment, including approximately $13 million related to downward premium adjustments in the agriculture line of business; c) a lower level of mid-sized losses; d) increasing loss trends, predominantly in the casualty line of business; and e) a decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned. The net favorable loss development of $56 million included net favorable development for prior accident years in all lines of business, with the exception of the multiline line of business, which experienced net adverse loss development for prior accident years of $9 million. Loss information provided by cedants in the three months ended June 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Except for the agriculture line of business, based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for multiline), which had the net effect of decreasing (increasing for multiline) prior year loss estimates. For the agriculture line of business, the Company increased its expected ultimate loss ratio which when combined with the impact of the downward premium adjustments described above, had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2008 reflected a) no large catastrophic losses; b) higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business reflecting the deteriorated economic and financial market conditions; c) a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business; d) net favorable loss development on prior accident years of $22 million, or 7.9 points on the loss ratio of this sub-segment; and e) an increase in the book of business and exposure. The net favorable loss development of $22 million included net favorable development for prior accident years in all lines of business, with the exception of the motor line, which experienced net adverse loss development for prior accident years of $3 million.

The decrease of $63 million in losses and loss expenses for the three months ended June 30, 2009 compared to the same period of 2008 included:

•	an increase of $34 million in net favorable prior year development, which included approximately $13 million related to downward premium adjustments reported in the agriculture line of business; and

•

a decrease in losses and loss expenses of approximately $32 million resulting from a combination of a lower level of mid-sized losses and a decrease in the book of business and exposure, partially offset by increasing loss trends predominantly in the casualty line of business, and normal fluctuations in profitability between periods; partially offset by

•	an increase of $3 million in net adverse prior quarter development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $77 million, or 15.4 points on the loss ratio of this sub-segment, including approximately $13 million related to downward premium adjustments in the agriculture line of business; c) a lower level of mid-sized losses; d) increasing loss trends, predominantly in the casualty line of business; and e) a decrease in the book of business and exposure. The net favorable loss development of $77 million included net favorable development for prior accident years in all lines of business, with the exception of the multiline and motor lines of business, which experienced combined adverse loss development for prior accident years of $10 million. Loss information provided by cedants in the six months ended June 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Except for the agriculture line of business, based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for multiline and motor), which had the net effect of decreasing (increasing for multiline and motor) prior year loss estimates. For the agriculture line of business, the Company increased its expected ultimate loss ratio which when combined with the impact of the downward premium adjustments described above, had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 reflected a) no large catastrophic losses; b) higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business reflecting the deteriorated economic and financial market conditions; c) a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business; d) net favorable loss development on prior accident years of $38 million, or 6.9 points on the loss ratio of this sub-segment; and e) an increase in the book of business and exposure. The net favorable loss development of $38 million included net favorable development for prior accident years in all lines of business, with the exception of the motor line, which experienced net adverse loss development for prior accident years of $4 million.

The decrease of $72 million in losses and loss expenses for the six months ended June 30, 2009 compared to the same period of 2008 included:

•	an increase of $39 million in net favorable prior year development, which included approximately $13 million related to downward premium adjustments reported in the agriculture line of business; and

•

a decrease in losses and loss expenses of approximately $33 million resulting from a combination of a lower level of mid-sized losses and a decrease in the book of business and exposure, which was partially offset by increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result and six-month result

Acquisition costs decreased in the three months and six months ended June 30, 2009 compared to the same periods in 2008 as a result of lower net premiums earned. The acquisition ratio for the three months and six months ended June 30, 2009 increased compared to the same period in 2008 mainly as a result of a shift towards proportional property and casualty business which carries a higher acquisition cost ratio, and was partially offset by a reduction in profit commissions in the agriculture line of business.

Technical result and technical ratio

Three-month result

The increase of $37 million in the technical result and the corresponding decrease in technical ratio in the three months ended June 30, 2009 compared to the same period of 2008 was primarily attributable to an increase in net favorable prior year development of $34 million, and a lower level of mid-sized losses and was partially offset by lower net premiums earned, increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

Six-month result

The increase of $26 million in the technical result and the corresponding decrease in technical ratio in the six months ended June 30, 2009 compared to the same period of 2008 was primarily attributable to an increase in net favorable prior year development of $39 million, and a lower level of mid-sized losses and was partially offset by lower net premiums earned, increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 92% and 82% of net premiums written for this sub-segment in the three months and six months ended June 30, 2009 and 2008, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Gross premiums written	$120	(11)%	$134	$419	(18)%	$509
Net premiums written	118	(11)	132	417	(17)	505
Net premiums earned	$161	(14)	$186	$318	(18)	$387
Losses and loss expenses	(83)	(5)	(87)	(158)	(33)	(234)
Acquisition costs	(38)	(20)	(48)	(79)	(21)	(100)

Technical result	$40	(23)	$51	$81	52	$53
Loss ratio	51.5%		46.7%	49.6%		60.6%
Acquisition ratio	23.7		25.6	24.9		25.7

Technical ratio	75.2%		72.3%	74.5%		86.3%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 14% and 20% of total net premiums written in the three months and six months ended June 30, 2009, respectively.

Three-month result

The decrease of 11% in gross and net premiums written and 14% in net premiums earned was primarily due to the stronger U.S. dollar in the three months ended June 30, 2009 compared to the same period in 2008, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 17% and net premiums earned by 16%. The decrease in gross and net premiums written in the three months ended June 30, 2009 compared to the same period of 2008 resulted from the motor and casualty lines of business and was partially offset by an increase in the property line. The decrease in net premiums earned of 14% in the three months ended June 30, 2009 compared to the same period in 2008 resulted from all lines of business in this sub-segment and was greater than the decrease in net premiums written primarily due to net premiums written in the property line relating to proportional business, which is earned at a slower rate than it is written.

Six-month result

The decrease in gross and net premiums written and net premiums earned of 18%, 17% and 18%, respectively, was primarily due to the stronger U.S. dollar in the six months ended June 30, 2009 compared to the same period in 2008. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 14%. The decrease in gross and net premiums written in the six months ended June 30, 2009 compared to the same period of 2008 resulted from all lines of business in this sub-segment, while the decrease in net premiums earned resulted from the property and casualty lines and was marginally offset by an increase in the motor line, as a result of an increase in proportional motor business written during 2008, which was earned in 2009. The decreases in gross and net premiums written and net premiums earned were also attributable to treaty cancellations during renewal, declines in pricing, increased competition and increased risk retention by cedants, partially offset by the impact of lower downward premium adjustments reported by cedants in the six months ended June 30, 2009 compared to the same period of 2008. Notwithstanding the declines in pricing, increased competition and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $35 million, or 22.0 points on the loss ratio; c) net adverse loss development on the prior quarter of $2 million or 1.5 points on the loss ratio; d) a higher level of mid-sized losses; and e) a decrease in the book of business and exposure. The net favorable loss development of $35 million included net favorable development in all lines of business, particularly casualty and motor, and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended June 30, 2009 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended June 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2008 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $52 million, or 27.9 points on the loss ratio; c) net favorable loss development on the prior quarter of $5 million, or 2.7 points on the loss ratio; and d) an increase in the book of business and exposure. The net favorable loss development of $52 million included net favorable development in all lines of business, but was most pronounced in the property line.

The decrease of $4 million in losses and loss expenses for the three months ended June 30, 2009 compared to the same period in 2008 included:

•

a decrease in losses and loss expenses of approximately $28 million resulting from a decrease in the book of business (including the impact of foreign exchange) partially offset by a higher level of mid-sized losses and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $17 million in net favorable prior year development; and

•	a decrease of $7 million in net favorable prior quarter development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $87 million, or 27.4 points on the loss ratio; c) a lower level of mid-sized losses; and d) a decrease in the book of business and exposure. The net favorable loss development of $87 million included net favorable development in all lines of business, and was primarily due to favorable loss emergence, as losses reported by cedants during the six months ended June 30, 2009 for prior accident years were lower than the Company expected. Loss information provided by cedants in the six months ended June 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses mainly in the property line of business; c) net favorable loss development on prior accident years of $110 million, or 28.3 points on the loss ratio; and d) an increase in the book of business and exposure. The net favorable loss development of $110 million included net favorable development in all lines of business.

The decrease of $76 million in losses and loss expenses for the six months ended June 30, 2009 compared to the same period in 2008 included:

•

a decrease in losses and loss expenses of approximately $99 million resulting from a combination of a decrease in the book of business (including the impact of foreign exchange), a lower level of mid-sized losses, improved loss trends and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $23 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month and six-month result

Acquisition costs decreased in the three months and six months ended June 30, 2009 compared to 2008 as a result of lower net premiums earned. The acquisition ratio decreased due to lower profit commission adjustments reported by cedants in the three months and six months ended June 30, 2009 compared to 2008.

Technical result and technical ratio

Three-month result

The decrease of $11 million in technical result and corresponding increase in technical ratio for the three months ended June 30, 2009 compared to the same period in 2008 was primarily explained by a decrease of $17 million in net favorable prior year development, and a change of $7 million in adverse prior quarter development, and was partially offset by improved loss trends and normal fluctuations in profitability between periods.

Six-month result

The increase of $28 million in technical result and corresponding decrease in technical ratio for the six months ended June 30, 2009 compared to the same period in 2008 was primarily explained by an increase of $51 million resulting from a lower level of mid-sized losses, improved loss trends and normal fluctuations in profitability between periods, and was partially offset by a decrease of $23 million in net favorable prior year development.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily composed of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 21% and 26% of the net premiums written in this sub-segment in the three months and six months ended June 30, 2009, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 66% and 59% of the net premiums written, while specialty casualty is considered to be long-tail and represented 13% and 15% of the net premiums written in this sub-segment in the three months and six months ended June 30, 2009, respectively.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Gross premiums written	$232	(20)%	$291	$591	(8)%	$645
Net premiums written	232	(20)	291	563	(10)	624
Net premiums earned	$232	(15)	$272	$479	(2)	$490
Losses and loss expenses	(152)	6	(144)	(309)	6	(291)
Acquisition costs	(50)	(34)	(75)	(110)	(15)	(129)

Technical result	$30	(43)	$53	$60	(14)	$70
Loss ratio	65.5%		52.8%	64.5%		59.5%
Acquisition ratio	21.5		27.7	23.0		26.3

Technical ratio	87.0%		80.5%	87.5%		85.8%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 28% and 26% of total net premiums written in the three months and six months ended June 30, 2009, respectively.

Three-month result

Gross and net premiums written decreased by 20% and net premiums earned decreased by 15% during the three months ended June 30, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily due to the stronger U.S. dollar in the three months ended June 30, 2009 compared to the same period in 2008. Foreign exchange fluctuations contributed 10% to the decrease in gross and net premiums written and in net premiums earned. The decrease in gross and net premiums written was primarily driven by decreases in the credit/surety and engineering lines of business, which are due to a reduction in exposure given the deterioration in credit and economic conditions, and a reduction in demand driven by declining market conditions and modest downward premium adjustments during the three months ended June 30, 2009 compared to positive premium adjustments in the same period in 2008. The decreases in gross and net premiums written were partially offset by increases in the marine, specialty property and agriculture lines of business as a result of improved pricing. The decrease in net premiums earned of 15% in the three months ended June 30, 2009 compared to the same period in 2008 was lower than the decrease in the gross and net premiums written of 20% as a result of the written premium adjustments described above.

Six-month result

Gross and net premiums written decreased by 8% and 10%, respectively, and net premiums earned decreased by 2% during the six months ended June 30, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily due to the stronger U.S. dollar in the six months ended June 30, 2009 compared to the same period in 2008. Foreign exchange fluctuations contributed 9% to the decrease in gross and net premiums written and net premiums earned. The decrease in gross and net premiums written was primarily driven by decreases in the credit/surety and engineering lines of business due to the same factors described in the three-month result. The decreases in the gross and net premiums written were partially offset by increases in the marine, energy and agriculture lines of business as a result of improved pricing. The decrease in net premiums earned of 2% in the six months ended June 30, 2009 compared to the same period in 2008 was lower than the decrease in net premiums written of 10% due to an increase in business written in 2008, which was earned in 2009. Notwithstanding the increased competition, declines in pricing and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses; c) net favorable loss development on prior accident years of $31 million, or 13.3 points on the loss ratio; d) net adverse loss development on the prior quarter of $7 million, or 2.9 points on the loss ratio; and e) a decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned. The net favorable development of $31 million reported in the three months ended June 30, 2009 included net favorable loss development for prior accident years in all lines of business. Loss information provided by cedants in the three months ended June 30, 2009 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

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

The increase of $8 million in losses and loss expenses for the three months ended June 30, 2009 compared to the same period in 2008 included:

•	a decrease of $16 million and $1 million in net favorable prior quarter and prior year development, respectively; partially offset by

•

a decrease in losses and loss expenses of approximately $9 million resulting from the decrease in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by a higher level of mid-sized losses.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses; c) net favorable loss development on prior accident years of $56 million, or 11.6 points on the loss ratio; and d) a decrease in the book of business and exposure, as evidenced by the decrease in net premiums earned. The net favorable development of $56 million reported in the six months ended June 30, 2009 included net favorable loss development for prior accident years in all lines of business with the exception of marine, which included adverse loss development for prior accident years of $5 million. Loss information provided by cedants in the six months ended June 30, 2009 for prior accident years was lower than the Company expected (higher for marine) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for the marine line), which had the net effect of decreasing (increasing for the marine line) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 reflected a) no large catastrophic losses; b) a higher level of mid-sized losses; and c) net favorable loss development on prior accident years of $65 million, or 13.2 points on the loss ratio. The net favorable development of $65 million reported in the six months ended June 30, 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the energy line, which included net adverse loss development for prior accident years of $11 million.

The increase of $18 million in losses and loss expenses for the six months ended June 30, 2009 compared to the same period in 2008 included:

•	a decrease of $9 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $9 million resulting from a combination of a higher level of mid-sized losses, partially offset by the decrease in the book of business and exposure and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month and six-month result

The decrease in acquisition costs in the three months and six months ended June 30, 2009 compared to the same periods in 2008 is primarily due to the decrease in the sub-segment’s book of business and exposure, as evidenced by the decrease in net premiums earned. The acquisition ratio in the three months and six months ended June 30, 2009 decreased compared to the same periods in 2008 due to a reduction in acquisition costs following the premium deficiency recorded in the fourth quarter of 2008 in the credit/surety line of business and lower profit commission adjustments reported by the cedants in the three months and six months ended June 30, 2009 compared to 2008.

Technical result and technical ratio

Three-month result

The decrease of $23 million in the technical result and corresponding increase in the technical ratio for the three months ended June 30, 2009 compared to the same period in 2008 was explained by a decrease of $17 million in net favorable prior quarter and prior year development and a higher level of mid-sized losses, partially offset by lower acquisition costs and normal fluctuations in profitability between periods.

Six-month result

The decrease of $10 million in the technical result and corresponding increase in the technical ratio for the six months ended June 30, 2009 compared to the same period in 2008 was explained by a decrease of $9 million in net favorable prior year development and a higher level of mid-sized losses and was partially offset by lower acquisition costs and normal fluctuations in profitability between periods.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Gross premiums written	$125	(14)%	$145	$330	(4)%	$343
Net premiums written	125	(14)	145	330	(4)	343
Net premiums earned	$52	(20)	$65	$131	(8)	$142
Losses and loss expenses	22	12	20	11	(39)	18
Acquisition costs	(4)	(38)	(7)	(12)	(14)	(13)

Technical result	$70	(10)	$78	$130	(11)	$147
Loss ratio	(43.0)%		(30.7)%	(8.6)%		(12.9)%
Acquisition ratio	7.9		10.2	8.9		9.6

Technical ratio	(35.1)%		(20.5)%	0.3%		(3.3)%

Premiums

The Catastrophe sub-segment represented 15% of total net premiums written in the three months and six months ended June 30, 2009, respectively.

Three-month result

Gross and net premiums written decreased by 14% and net premiums earned decreased by 20% in the three months ended June 30, 2009 compared to the same period of 2008. The decreases in gross and net premiums written and net premiums earned were primarily due to policy cancellations during renewal, timing differences between periods related to recording of the premiums compared to the same period of 2008 and downward reinstatement premium adjustments related to a reduction in loss estimates for Hurricane Ike. The stronger U.S. dollar in the three months ended June 30, 2009 compared to the same period in 2008 also contributed to the decrease in gross and net premiums written and net premiums earned as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 2% and net premiums earned by 9%.

Six-month result

Gross and net premiums written decreased by 4% and net premiums earned decreased by 8% in the six months ended June 30, 2009 compared to the same period of 2008. The decreases in gross and net premiums written and net premiums earned were primarily due to the stronger U.S. dollar in the six months ended June 30, 2009 compared to the same period in 2008. Foreign exchange fluctuations decreased gross and net premiums written by 5% and net premiums earned by 6%. The decreases in gross and net premiums written were partially offset by increases in pricing and strengthening of terms and conditions in certain markets.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $21 million, or 40.4 points on the loss ratio; c) net favorable loss development on the prior quarter of $6 million or 11.5 points on the loss ratio; d) a low level of mid-sized loss activity and e) a decrease in the book of business and exposure. The net favorable development of $21 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended June 30, 2009 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2008 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $24 million, or 37.7 points on the loss ratio; and c) net favorable loss development on the prior quarter of $2 million, or 2.6 points on the loss ratio.

The decrease of $2 million in losses and loss expenses for the three months ended June 30, 2009 compared to the same period in 2008 included:

•	an increase of $4 million in net favorable prior quarter development; and

•	a decrease in losses and loss expenses of approximately $1 million resulting from normal fluctuations in profitability between periods; partially offset by

•	a decrease of $3 million in net favorable prior year development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected a) no large catastrophic losses; b) a decrease in the book of business and exposure; c) net favorable loss development on prior accident years of $23 million, or 17.3 points on the loss ratio; and d) a low level of mid-sized loss activity. The net favorable development of $23 million was primarily due to favorable loss emergence, as losses reported by cedants in the six months ended June 30, 2009 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2008 for this sub-segment reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $34 million, or 24.6 points on the loss ratio; and c) a low level of mid-sized loss activity.

The increase of $7 million in losses and loss expenses for the six months ended June 30, 2009 compared to the same period in 2008 included:

•	a decrease of $11 million in net favorable prior year development; partially offset by

•	a decrease in losses and loss expenses of approximately $4 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month and six-month result

The decrease in acquisition costs in the three months and six months ended June 30, 2009 compared to 2008 is primarily due to the decrease in the sub-segment’s book of business and exposure, as evidenced by the decrease in net premiums earned. The decrease in the acquisition ratio in the three months and six months ended June 30, 2009 compared to the same period in 2008 was primarily due to profit commissions received from certain cedants in 2009.

Technical result and technical ratio

Three-month result

The decrease of $8 million in the technical result and decrease in the technical ratio in the three months ended June 30, 2009 compared to the same period in 2008 was primarily explained by a decrease in net premiums earned in the three months ended June 30, 2009 compared to the same period in 2008 offset by a decrease in losses and acquisition costs.

Six-month result

The decrease of $17 million in the technical result and corresponding increase in the technical ratio in the six months ended June 30, 2009 compared to the same period in 2008 was primarily explained by a decrease of $11 million in net favorable prior year development and a decrease in net premiums earned in the six months ended June 30, 2009 compared to the same period in 2008.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Gross premiums written	$116	(16)%	$138	$281	(10)%	$313
Net premiums written	116	(15)	136	277	(10)	307
Net premiums earned	$123	(16)	$146	$263	(10)	$291
Life policy benefits	(85)	(23)	(111)	(198)	(15)	(233)
Acquisition costs	(27)	(21)	(34)	(55)	(8)	(59)

Technical result	$11	NM	$1	$10	NM	$(1)
Other income	—	NM	—	1	268	—
Other operating expenses	(11)	(11)	(12)	(21)	(1)	(21)
Net investment income	15	(19)	18	30	(10)	33

Allocated underwriting result(1)	$15	128	$7	$20	81	$11

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 14% and 13% of total net premiums written in the three months and six months ended June 30, 2009, respectively.

Three-month result

Gross and net premiums written and net premiums earned decreased by 16%, 15% and 16%, respectively, in the three months ended June 30, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily driven by the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 18% as a result of the stronger U.S. dollar in the three months ended June 30, 2009 compared to the same period in 2008. Gross and net premiums written and net premiums earned also decreased as a result of downward premium adjustments reported by a cedant on a term and critical illness treaty in the mortality line, and were partially offset by growth in the longevity line, resulting from growth in the business written by the Company’s cedants on existing treaties.

Six-month result

Gross and net premiums written and net premiums earned all decreased by 10% in the six months ended June 30, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily driven by the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 16% as a result of the stronger U.S. dollar in the six months ended June 30, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was also attributable to downward premium adjustments reported by a cedant on a term and critical illness treaty in the mortality line, and was offset by growth in all other lines of business.

Life policy benefits

Three-month result

Life policy benefits decreased by $26 million in the three months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily attributable to the impact of foreign exchange fluctuations, which decreased life policy benefits by 18% (consistent with the decrease in net premiums earned) during the three months ended June 30, 2009 compared to the same period in 2008, as well as an increase of $4 million in net favorable prior year development. The net favorable development of $4 million in the three months ended June 30, 2009 included favorable development resulting from the GMDB business of $8 million, where the payout is linked to the performance of underlying capital market assets in France, and was partially offset by adverse development of $4 million from the longevity line and from short-term products within the mortality line. The net favorable development of less than $1 million in the three months ended June 30, 2008 resulted primarily from short-term products and was partially offset by adverse development from the GMDB and term and critical illness business.

Six-month result

Life policy benefits decreased by $35 million in the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily attributable to the impact of foreign exchange fluctuations, which decreased life policy benefits by 17% (consistent with the decrease in net premiums earned) during the six months ended June 30, 2009 compared to the same period in 2008, adjustments reported by a cedant on a term and critical illness treaty in the mortality line and a decrease of $2 million in net adverse prior year development, and was partially offset by the increase in the book of business (excluding the impact of foreign exchange). The net adverse development of $3 million in the six months ended June 30, 2009 included adverse development resulting from the GMDB business of $2 million. The net adverse development of $5 million in the six months ended June 30, 2008 was primarily from the GMDB business and was partially offset by net favorable development from the mortality line.

Acquisition costs

Three-month and six-month result

The decrease in acquisition costs in the three months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to lower earned premiums and downward profit commission adjustments reported by cedants. The decrease in acquisition costs in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to lower earned premiums and was partially offset by profit commissions reported by a cedant in 2009.

Net investment income

Three-month and six-month result

Net investment income decreased by $3 million for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily as a result of lower investment income reported by a cedant due to declining interest rates and the impact of foreign exchange fluctuations.

Allocated underwriting result

Three-month and six-month result

The increase of $8 million and $9 million, respectively, in allocated underwriting result in the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily explained by the increase in the technical result, partially offset by lower net investment income. The increase in technical result was driven by a decrease in adverse development from the GMDB business in the three months and six months ended June 30, 2009.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and six months ended June 30, 2009 and 2008 was as follows:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Non-life
Property and casualty
Casualty	13%	14%	13%	15%
Property	16	11	18	17
Motor	4	4	6	6
Multiline and other	3	2	3	2
Specialty
Agriculture	8	10	6	7
Aviation/Space	5	5	3	3
Catastrophe	15	15	15	14
Credit/Surety	5	7	5	6
Engineering	5	6	4	5
Energy	2	3	3	2
Marine	5	3	4	3
Specialty casualty	3	4	4	4
Specialty property	2	2	3	3
Life	14	14	13	13

Total	100%	100%	100%	100%

There were some modest shifts in the distribution of net premiums written by line between the 2009 and 2008 periods, which reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a shift in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: the decrease in net premiums written was primarily due to increasingly competitive market conditions and non-renewals as pricing did not adequately reflect increasing loss trends.

•

Property: the increase was the result of a proportional treaty written on December 31, 2008 and subsequently renewed in 2009, in the U.S. sub-segment, which was partially offset by policy cancellations during renewal, driven by pricing declines, increased competition and increased cedant retentions in Global (Non-U.S.) P&C sub-segment.

•	Agriculture: the decrease in net premiums written in the agriculture line was mainly the result of lower agricultural commodity price levels and downward premium adjustments.

•	Credit/surety: the decrease in net premiums written was driven by a reduction in exposure in this line of business due to the deterioration in economic and credit market conditions.

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

The distribution of gross premiums written by treaty type for the three months and six months ended June 30, 2009 and 2008 was as follows:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Non-life Segment
Proportional	53%	56%	49%	50%
Non-Proportional	28	27	35	34
Facultative	5	3	3	3
Life Segment
Proportional	14	14	11	11
Non-Proportional	—	—	2	2

Total	100%	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The decrease in the percentage of proportional gross premiums written in the Non-life segment in the three months ended June 30, 2009 compared to the same period in 2008 resulted primarily from decreases in the agriculture line of business in the U.S. sub-segment and the credit/surety and engineering lines of business in the Global (Non-U.S.) Specialty sub-segment. The increase in the percentage of facultative gross premiums written in the Non-life segment in three months ended June 30, 2009 compared to the same period in 2008 resulted from a shift from proportional treaties written in the engineering line of business to facultative treaties, as cedants restructured their treaties.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and six months ended June 30, 2009 and 2008 was as follows:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
North America	48%	47%	42%	40%
Europe	32	39	42	47
Asia, Australia and New Zealand	11	7	8	6
Latin America, Caribbean and Africa	9	7	8	7

Total	100%	100%	100%	100%

The distribution of gross premiums written in Europe was affected by foreign exchange fluctuations, which decreased non-U.S. premiums as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. The increase in gross premiums written in Asia, Australia and New Zealand is primarily due to an increase in the property line of business in the Global (Non-U.S.) P&C sub-segment. Gross premiums written in other geographic regions in the three months and six months ended June 30, 2009 were relatively higher than 2008 as a result of the decrease in Europe.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and six months ended June 30, 2009 and 2008 was as follows:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Broker	76%	75%	72%	72%
Direct	24	25	28	28

Total	100%	100%	100%	100%

The distribution of gross premiums written by production source was comparable between both periods.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and six months ended June 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Fixed maturities	$132	2%	$129	$261	5%	$248
Short-term investments, cash and cash equivalents	1	(73)	4	3	(71)	11
Equities	4	(51)	7	7	(57)	15
Funds held and other	8	(26)	11	15	(22)	20
Investment expenses	(9)	49	(6)	(17)	43	(12)

Net investment income	$136	(7)	$145	$269	(5)	$282

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income decreased in the three months ended June 30, 2009 compared to the same period in 2008 for the following reasons:

•	the strengthening of the U.S. dollar, on average, in the three months ended June 30, 2009 compared to the same period in 2008 contributed 7% to the decrease in net investment income;

•	a decrease in net investment income from short-term investments and cash and cash equivalents due to lower yields during the three months ended June 30, 2009 compared to the same period in 2008;

•	a decrease in net investment income from equities due to a reduction in the level of equity exposures held during the three months ended June 30, 2009 compared to the same period in 2008;

•

a decrease in net investment income on funds held balances, primarily due to the impact of the strengthening U.S. dollar as well as lower investment income reported by a cedant due to declining interest rates; and

•	increased investment expenses; partially offset by

•

an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and from a reallocation to fixed maturities as the Company reduced its equity exposures during the three months ended June 30, 2009 compared to the same period in 2008, as well as an increase from the purchase of higher yielding investments. This increase was tempered by cash flows used for the repayment of $200 million of debt and the purchase of 75% of the outstanding CENts during the first quarter of 2009.

Six-month result

Net investment income decreased in the six months ended June 30, 2009 compared to the same period in 2008 for the following reasons:

•	the strengthening of the U.S. dollar, on average, in the six months ended June 30, 2009 compared to the same period in 2008 contributed 6% to the decrease in net investment income; partially offset by

•	the net impact of the factors listed under the thee month result above.

Net Realized and Unrealized Investment Gains (Losses)

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

As discussed in Overview above, the global economy and financial markets showed signs of improvement during the three months ended June 30, 2009, and had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized gains (losses) on investments.

The components of net realized and unrealized investment gains (losses) for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Net realized investment gains on fixed maturities and short-term investments	$8	$18	$28	$63
Net realized investment losses on equities	(62)	(21)	(103)	(47)
Net realized gains (losses) on other invested assets	16	(16)	32	7
Change in net unrealized gains on other invested assets	38	14	17	12
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments subject to the fair value option under SFAS 159	187	(303)	138	(229)
Change in net unrealized investment gains (losses) on equities subject to the fair value option under SFAS 159	121	15	125	(74)
Net other realized and unrealized investment losses	(1)	(3)	(1)	(3)

Net realized and unrealized investment gains (losses)	$307	$(296)	$236	$(271)

Three-month result

Net realized and unrealized investment gains (losses) increased by $603 million, from a $296 million loss in the three months ended June 30, 2008 to a $307 million gain in the same period of 2009. The increase in net realized and unrealized investment gains (losses) was primarily due to the narrowing of credit spreads and improvements in worldwide equity markets, and was partially offset by an increase in risk-free interest rates. Net realized and unrealized investment gains (losses) of $307 million in the three months ended June 30, 2009 were primarily due to the changes in net unrealized investment gains on fixed maturities and short-term investments, equities and other invested assets of $346 million and net realized investment gains on other invested assets and fixed maturities and short-term investments of $24 million, and were partially offset by net realized losses on equities of $62 million.

Net realized gains on other invested assets of $16 million in the three months ended June 30, 2009 primarily relate to gains on credit default swaps and treasury futures. The net unrealized gains on other invested assets of $38 million primarily relate to unrealized gains on treasury futures and total return swaps, which were partially offset by unrealized losses on credit default swaps. Net realized losses and the change in unrealized gains on other invested assets of $2 million in the three months ended June 30, 2008 primarily relate to losses on treasury futures and losses on two principal finance transactions.

Six-month result

Net realized and unrealized investment gains increased by $507 million, from a $271 million loss in the six months ended June 30, 2008 to a $236 million gain in the same period of 2009. The increase in net realized and unrealized investment gains (losses) was primarily due to the narrowing of credit spreads and improvements in worldwide equity markets, and was partially offset by an increase in risk-free interest rates. Net realized and unrealized investment gains of $236 million in the six months ended June 30, 2009 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments, equities and other invested assets of $280 million and net realized investment gains on other invested assets and fixed maturities and short-term investments of $60 million, and were partially offset by net realized losses on equities of $103 million.

Net realized gains on other invested assets of $32 million in the six months ended June 30, 2009 primarily relate to gains on treasury and equity futures and credit default swaps. The net unrealized gains on other invested assets of $17 million primarily relate to unrealized gains on total return and interest rate swaps and treasury futures, which were partially offset by unrealized losses on credit default swaps. Net realized and unrealized gains on other invested assets of $19 million in the six months ended June 30, 2008 primarily relate to gains on treasury futures and were partially offset by losses on principal finance transactions.

Interest in Earnings (Losses) of Equity Investments

Three-month result

The Company’s interest in earnings of equity investments was $6 million for the three months ended June 30, 2009 compared to losses of $2 million for the same period in 2008. The income in the 2009 period was primarily related to unrealized gains resulting from an increase in the valuation of two limited partnership investments and was partially offset by unrealized losses and write-downs related to several unrelated private placement investments.

Six-month result

The Company’s interest in earnings of equity investments was $nil for the six months ended June 30, 2009 compared to a loss of $1 million in the same period in 2008. These results represent the aggregate activity of several unrelated private placement investments as described in the three month result above.

Technical Result and Other Income

Three-month and six-month result

Technical result and other income included in Corporate and Other primarily relates to income on insurance linked securities and principal finance transactions and was $5 million combined for each of the three months ended June 30, 2009 and 2008, and $8 million combined for the six months ended June 30, 2009 compared to $7 million combined for the same period in 2008.

Other Operating Expenses

The Company’s total other operating expenses for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2009	% Change 2009 over 2008	For the three months ended June 30, 2008	For the six months ended June 30, 2009	% Change 2009 over 2008	For the six months ended June 30, 2008
Other operating expenses	$98	2%	$97	$182	(4)%	$189

Three-month result

Other operating expenses represent 11.9% and 10.1% of net premiums earned (both life and non-life) for the three months ended June 30, 2009 and 2008, respectively. Other operating expenses included in Corporate and Other were $32 million and $22 million, of which $29 million and $18 million are related to corporate activities for the three months ended June 30, 2009 and 2008, respectively.

The increase in other operating expenses of 2% for the three months ended June 30, 2009 compared to the same period in 2008 was primarily related to an increase of $10 million in consulting and professional fees related to the acquisition of Paris Re and was partially offset by the impact of the strengthening of the U.S. dollar, on average, which contributed an 8% decrease in other operating expenses.

Six-month result

Other operating expenses represent 10.8% and 10.1% of net premiums earned (both life and non-life) for the six months ended June 30, 2009 and 2008, respectively. Other operating expenses included in Corporate and Other were $52 million and $48 million, of which $46 million and $40 million are related to corporate activities for the six months ended June 30, 2009 and 2008, respectively.

The decrease in other operating expenses of 4% for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the strengthening of the U.S. dollar, on average, which contributed 5% to the decrease in other operating expenses, and a decrease in personnel costs, predominantly related to lower stock-based compensation expense. These decreases were partially offset by an increase in consulting and professional fees related to the acquisition of Paris Re.

Financial Condition, Liquidity and Capital Resources

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion of financial condition, liquidity and capital resources at June 30, 2009 focuses only on material changes from December 31, 2008.

Investments

Total investments and cash were $12.1 billion at June 30, 2009, compared to $11.7 billion at December 31, 2008. The major factors influencing the increase in the six months ended June 30, 2009 were:

•	net cash provided by operating activities of $428 million;

•

an increase in the market value of the investment portfolio (realized and unrealized) of $238 million resulting from an increase in the fixed maturity portfolio of $166 million, an increase in other invested assets of $50 million, and an increase in the equity portfolio of $22 million;

•

other factors, the primary one being the net positive influence of the effect of a stronger U.S. dollar relative to the euro and other currencies as it relates to the conversion of invested assets into U.S. dollars, amounting to approximately $37 million; and

•	a decrease in net receivable for securities sold of $6 million; partially offset by

•	reductions of $294 million related to the repayment of debt of $200 million and the purchase of the capital efficient notes of $94 million; and

•	dividend payments on common and preferred shares totaling $70 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At June 30, 2009, the liability funds totaled $7.3 billion and were comprised of cash and cash equivalents and high-quality fixed income securities. The capital funds, which totaled $4.9 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K.

The market value of investments classified as trading securities was $11.3 billion at June 30, 2009. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations.

At June 30, 2009, approximately 97% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 95% of the Company’s fixed income securities were publicly traded. The average credit quality of the Company’s fixed income securities at June 30, 2009 was AA, comparable to the position at December 31, 2008.

The average duration of the Company’s investment portfolio was 3.0 years at June 30, 2009 and 3.1 years at December 31, 2008. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures at June 30, 2009 allowed the Company to decrease the duration of its investment portfolio from 3.6 years to 3.0 years.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at June 30, 2009 was 4.3% compared to 5.2% at December 31, 2008, reflecting narrowing credit spreads and lower reinvestment rates, partially offset by higher risk-free interest rates. The Company’s investment portfolio generated a positive total return of 3.9% and 4.4%, excluding the effects of foreign exchange, for the three months and six months ended June 30, 2009.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at June 30, 2009 were as follows (in millions of U.S. dollars): `

June 30, 2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$820	$13	$(7)	$826
Other foreign governments	3,080	103	(6)	3,177
Corporate	3,828	119	(87)	3,860
Mortgage/asset-backed securities	2,932	76	(114)	2,894

Total fixed maturities	10,660	311	(214)	10,757
Short-term investments	64	—	—	64
Equities	524	42	(39)	527

Total	$11,248	$353	$(253)	$11,348

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

U.S. government and agencies included U.S. treasuries, agencies of the U.S. government and U.S. municipalities. At June 30, 2009, U.S. treasuries accounted for 91% of this category. Although U.S. treasuries and agencies are not rated, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. The U.S. municipalities held are rated AAA.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At June 30, 2009, 86% of this category was rated AAA, while investment grade foreign government and agency obligations accounted for the remaining 14%. The largest three foreign government issuers (Germany, France and Canada) accounted for 82% of this category at June 30, 2009.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At June 30, 2009, 94% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 64% were rated A- or better. While the ten largest issuers accounted for 22% of the corporate bonds held by the Company at June 30, 2009, no single issuer accounted for more than 4% of total corporate bonds or 2% of the Company’s total investments and cash at June 30, 2009. At June 30, 2009, U.S. bonds comprised 84% of this category, and the main exposures by economic sector were 31% in finance (12% were banks), 15% in consumer noncyclicals and 14% in communications. Within the finance sector, 99% of corporate bonds were rated investment grade and 86% were rated A- or better at June 30, 2009.

In the mortgage/asset-backed securities category, 92% were U.S. mortgage-backed and asset-backed securities at June 30, 2009. These securities generally have a low risk of default as most are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at June 30, 2009, other than an $18 million investment in a distressed asset vehicle (included in other invested assets) where the Company deemed that the entry point and price of the investment were attractive. At June 30, 2009, the Company’s U.S. mortgage-backed and asset-backed securities included approximately $51 million (2%) of commercial mortgage-backed securities and collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.7 billion at June 30, 2009, approximately 10% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 8% of this category at June 30, 2009 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 97% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of U.S. corporations and U.S. government agencies. At June 30, 2009, U.S. treasuries and agencies of the U.S. government comprised 60% of this category, all of which are considered to have a credit quality equivalent to or greater than AAA corporate issues. Short-term investments also included corporates, which comprised 32% of this category.

Publicly traded common stocks (including public exchange traded funds and real estate investment trusts (REITs)) comprised 92% of equities at June 30, 2009. The majority of the remaining balance was comprised of a $33 million emerging markets mutual fund, which accounted for 6% of equities, with the balance primarily in convertible investments. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 95% at June 30, 2009. While the ten largest common stocks accounted for 27% of equities (excluding equities held in public exchange traded funds and mutual funds) at June 30, 2009, no single common stock issuer accounted for more than 6% of total equities (excluding equities held in exchange traded funds and mutual funds) or 1% of the Company’s total investments and cash at June 30, 2009. At June 30, 2009, the largest publicly traded common stock exposures by economic sector were 27% in consumer noncyclical, 15% in technology, 14% in energy and 10% in finance.

Maturity Distribution

The distribution of fixed maturities and short-term investments at June 30, 2009, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$502	$506
More than one year through five years	4,256	4,342
More than five years through ten years	2,641	2,701
More than ten years	393	378

Subtotal	7,792	7,927
Mortgage/asset-backed securities	2,932	2,894

Total	$10,724	$10,821

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at June 30, 2009:

% of total fixed income securities
Rating Category
AAA	58%
AA	6
A	21
BBB	12
Below investment-grade/unrated	3

100%

Other Invested Assets

At June 30, 2009, the Company had other invested assets of $106 million. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized loss position at June 30, 2009, are reported within other invested assets in the Company’s Condensed Consolidated Balance Sheets.

As part of its principal finance activities, the Company has entered into total return, interest rate, and credit default swaps, which are accounted for as derivative financial instruments.

For total return and interest rate swaps within principal finance, the Company uses internal valuation models to estimate the fair value and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. At June 30, 2009, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps (the Company’s net liabilities), was an unrealized loss of $7 million and $9 million, respectively. At June 30, 2009, the notional value of the Company’s assumed exposure in the form of total return swaps was $223 million.

The principal finance total return and interest rate swap portfolio mix related to apparel and retail future flow or intellectual property backed transactions declined from 50% as of December 31, 2008 to 49% as of June 30, 2009, with the remainder distributed over a number of generally unrelated risks. At June 30, 2009, approximately 56% of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At June 30, 2009, the fair value of the Company’s assumed exposure in the form of credit default swaps (the Company’s net liabilities), was an unrealized loss of $5 million. At June 30, 2009, the notional value of the Company’s assumed exposure in the form of credit default swaps was $18 million.

The Company utilizes credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poors at June 30, 2009. Excluding the credit default swaps included within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $9 million at June 30, 2009, and the notional value was $206 million, comprised of $224 million of credit protection purchased and $18 million of credit exposure assumed. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks include parametric weather risks and longevity risk, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. The fair value and notional value of both the weather derivatives and the longevity total return swap (the Company’s net liabilities) was a net unrealized loss of $nil and $35 million, respectively.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury note futures was a net short position of $1,563 million at June 30, 2009 and the fair value of the futures contracts was a net unrealized gain of $13 million at June 30, 2009. The Company also uses equity futures to replicate equity investment positions, however, no equity futures were outstanding at June 30, 2009.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. Foreign exchange forward contracts outstanding as of June 30, 2009 resulted in a net unrealized loss of $14 million. Foreign currency option contracts outstanding as of June 30, 2009 resulted in an unrealized gain of $4 million.

At June 30, 2009, the Company had $100 million in strategic investments. These strategic investments included investments in non-publicly traded companies, private placement equity investments and other specialty asset classes. As part of its strategic investment activities, the Company entered into a commodity futures contract which is accounted for as a derivative financial instrument. The notional value of the commodity futures contract was a net short position of $18 million at June 30, 2009 and the fair value of the futures contracts was a net unrealized gain of $1 million at June 30, 2009. The Company also had $21 million in notes receivable and $10 million of other invested assets at June 30, 2009.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at June 30, 2009 have not changed significantly since December 31, 2008. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2009. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information concerning losses and loss expenses.

At June 30, 2009 and December 31, 2008, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,397 million and $7,511 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $7,271 million and $7,385 million, respectively.

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2009 (in million of U.S. dollars):

For the six months ended June 30, 2009
Net liability at December 31, 2008	$7,385
Net incurred losses related to:
Current year	1,023
Prior years	(243)

780
Net paid losses	(936)
Effects of foreign exchange rate changes	42

Net liability at June 30, 2009	$7,271

The Non-life ratio of paid losses to net premiums earned was 66%, while the Non-life ratio of paid losses to incurred losses was 120% for the six months ended June 30, 2009, compared to 47% and 82%, respectively, for the same period in 2008. The higher ratios for the six months ended June 30, 2009 compared to the same period in 2008 is primarily due to an increase in paid losses related to the annual settlement in 2009 of agricultural business written in 2008 within the Company’s U.S. sub-segment and also due to a lower level of incurred losses in the six months ended June 30, 2009 compared to the same period in 2008.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Policy Benefits for Life and Annuity Contracts

At June 30, 2009 and December 31, 2008, the Company recorded gross policy benefits for life and annuity contracts of $1,547 million and $1,432 million, respectively, and net policy benefits for life and annuity contracts of $1,525 million and $1,408 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the six months ended June 30, 2009 (in millions of U.S. dollars):

For the six months ended June 30, 2009
Net liability at December 31, 2008	$1,408
Net incurred losses	198
Net paid losses	(145)
Effects of foreign exchange rate changes	64

Net liability at June 30, 2009	$1,525

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

On July 4, 2009, the Company entered into agreements to effect a multi-step acquisition of all of the outstanding common shares and warrants of Paris Re. For a more detailed discussed of this acquisition, please see Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I above.

Other than an accrual of $10 million for transaction-related costs already incurred, the Paris Re acquisition had no impact on the Company’s second quarter results or financial position at June 30, 2009. The Company is continuing to incur expenses in connection with legal and financial advisory services relating to the acquisition, which will be recognized in the period in which the expenses are incurred.

See Shareholders’ Equity and Capital Resources Management for a discussion of other material changes in the Company’s Contractual Obligations and Commitments since December 31, 2008 resulting from the purchase of $186.6 million of the Company’s capital efficient notes and the repayment of $200 million of debt.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at June 30, 2009 was $4.8 billion, a 13.5% increase compared to $4.2 billion at December 31, 2008. The major factors contributing to the increase in shareholders’ equity for the six months ended June 30, 2009 were:

•	net income of $616 million;

•	share-based compensation expense and the issuance of common shares under the Company’s employee equity plans and other increases totaling $15 million; and

•

an $8 million increase in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar, and the Company’s designated foreign exchange forward contracts hedging its net investment in foreign subsidiaries and branches; partially offset by

•	dividends declared on both the Company’s common and preferred shares of $70 million.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the six months ended June 30, 2009.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s diluted book value per share increased by 15.5% to $73.85 at June 30, 2009 from $63.95 at December 31, 2008, primarily due to the increase in shareholders’ equity noted above.

The table below sets forth the capital structure of the Company at June 30, 2009 and December 31, 2008 (in millions of U.S. dollars):

	June 30, 2009		December 31, 2008
Capital Structure:
Long-term debt	$200	4%	$200	4%
Senior notes (1)	250	5	250	5
Capital efficient notes (2)	63	1	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	6	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	4	230	5
Common shareholders’ equity	4,248	80	3,679	75

Total Capital	$5,281	100%	$4,899	100%

(1)	PartnerRe Finance A LLC, the issuer of the senior notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $250.0 million on its Condensed Consolidated Balance Sheets.

(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet the consolidation requirements of FIN 46(R). Accordingly, the Company shows the related intercompany debt of $71.0 million and $257.6 million on its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, respectively.

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

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at June 30, 2009 was $63.4 million and $71.0 million, respectively.

On January 8, 2009, the Company entered into a second amendment to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half year term loan agreement with Citibank, N.A. Under the terms of the second loan amendment, the Company had a right to prepay the half of the original $400.0 million loan that had a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment will be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan has a maturity of July 12, 2010 and the Company does not have a right to prepay this amount. The loan was otherwise unchanged. On January 14, 2009, the Company repaid the half of the original $400.0 million loan that was due April 27, 2009. See Notes 12 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

See Note 10 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I for a discussion of the Paris Re acquisition.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $616 million at June 30, 2009, compared to $838 million at December 31, 2008. Net cash used in financing activities of $362 million for the six months ended June 30, 2009 was comprised of repayment of debt ($200 million), purchase of CENts ($94 million), dividends on common and preferred shares ($70 million) and contract fees on forward sale agreement ($3 million), partially offset by the issuance of common shares under the Company’s employee equity plans of $5 million. Cash flows from operations for the six months ended June 30, 2009 decreased to $428 million from $520 million in the same period in 2008.

The decrease in cash flows from operations in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a combination of lower underwriting cash flows and higher taxes and foreign exchange. The lower underwriting cash flows in the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to lower premiums and loss payments in 2009 related to the annual settlement of agricultural business written in 2008 within the Company’s U.S. sub-segment as well as loss payments related to Hurricane Ike.

The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2009, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, or liquidate a portion of its high quality and liquid investment portfolio. As discussed under Investments above, the Company’s investments and cash totaled $12.1 billion at June 30, 2009, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $11.1 billion.

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

Our current financial strength ratings are as follows:

Standard & Poor’s	AA-/negative
Moody’s	Aa3/stable
A.M. Best	A+/stable
Fitch	AA/negative

On July 6, 2009, following the announcement of the Company’s proposed acquisition of Paris Re, Moody’s Investor Service and A.M. Best affirmed the Company’s ratings, while Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) affirmed the Company’s ratings but revised their outlook to negative from stable, with S&P citing concerns about potential integration risks (including the Company’s ability to integrate the culture and risk management cultures of both organizations) as well as potential earnings dilution, and Fitch citing uncertainty over whether the combined entity will generate returns and stability of returns that are commensurate with those required at the Company’s current rating level.

Credit Facilities

The Company’s credit facilities at June 30, 2009 have not changed significantly since December 31, 2008, except that in February 2009, the Company and its lenders agreed to release one of the participants from its obligations under the $700 million five-year syndicated, unsecured credit facility which matures in September 2010. As such, the facility has been reduced from $700 million to $660 million. All other terms and conditions remain the same. The credit facility is predominantly used for the issuance of letters of credit, although the Company does have access to a $350 million revolving line of credit under this facility. At June 30, 2009 and December 31, 2008, there were no borrowings under this revolving line of credit. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements have not changed significantly since December 31, 2008. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Currency

See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months and six months ended June 30, 2009 and 2008.

The currency translation adjustment account, comprising the foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into the U.S. dollar, increased by $8 million during the six months ended June 30, 2009 to $43 million. The increase reflects both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment account for the six months ended June 30, 2009 (in millions of U.S. dollars):

For the six months ended June 30, 2009
Currency translation adjustment at December 31, 2008	$35
Change in currency translation adjustment included in accumulated other comprehensive income	20
Net realized and unrealized losses on designated net investment hedges included in accumulated other comprehensive income	(12)

Currency translation adjustment at June 30, 2009	$43

During the six months ended June 30, 2009, the Company entered into foreign exchange contracts (with notional amounts of euro 350 million and Canadian $80 million) to hedge a portion of its net investment exposure to euro and Canadian dollar exchange fluctuations resulting from the translations of its Irish, French and Canadian subsidiaries and branches. See Item 3 of Part I below for a discussion of foreign currency risk.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

See Notes 2 and 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion of market risks at June 30, 2009 focuses only on material changes from December 31, 2008 in the Company’s market risk exposures, or how those exposures are managed.

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

At June 30, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	June 30, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including funds holding fixed income securities and accrued interest)	$12,345	6%	$12,000	3%	$11,655	$11,310	(3)%	$10,995	(6)%
Total invested assets (including accrued interest)	12,945	6	12,600	3	12,255	11,910	(3)	11,565	(6)
Shareholders’ equity	5,458	14	5,113	7	4,768	4,423	(7)	4,078	(14)

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

At June 30, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such credit spreads and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	June 30, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including funds holding fixed income securities and accrued interest )	$12,133	4%	$11,894	2%	$11,655	$11,416	(2)%	$11,177	(4)%
Total invested assets (including accrued interest)	12,733	4	12,494	2	12,255	12,016	(2)	11,777	(4)
Shareholders’ equity	5,245	10	5,007	5	4,768	4,529	(5)	4,291	(10)

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

The table below summarizes the Company’s gross and net exposure on its June 30, 2009 Condensed Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$3,100	$408	$523	$14	$2	$48	$4,095
Other net liabilities	(2,603)	(260)	(250)	(229)	(41)	(391)	(3,774)

Total foreign currency risk	497	148	273	(215)	(39)	(343)	321
Total net derivative amount	(172)	(158)	(14)	195	49	306	206

Net foreign currency exposure	$325	$(10)	$259	$(20)	$10	$(37)	$527

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the invested assets and other net liabilities on the Company’s Condensed Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe Europe, whose functional currency is the euro, and certain of its branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the second quarter of 2009 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.

Assuming all other variables are held constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $53 million and $105 million, respectively, inclusive of the effect of the derivative and net investment hedges.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At June 30, 2009, approximately 58% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 85% was rated A- or better and 3% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. At June 30, 2009, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for 3.3% and 22.0% of the Company’s total corporate fixed income securities, respectively. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

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

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $494 million, excluding fixed income mutual funds of $33 million) at June 30, 2009. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total investments mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.0 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the market index.

Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	June 30, 2009	10% increase	% change	20% increase	% change
Equities (excluding fixed income mutual funds)	$399	(19)%	$447	(10)%	$494	$541	10%	$589	19%
Total invested assets (excluding accrued interest)	11,975	(1)	12,023	—	12,070	12,114	—	12,165	1
Shareholders’ equity	4,673	(2)	4,721	(1)	4,768	4,815	1	4,863	2

These changes do not take into account any potential mitigating impact from the fixed income market or taxes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2009, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at June 30, 2009 have not changed significantly since December 31, 2008. See Note 16(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are based on the Company’s assumptions and expectations concerning future events and financial performance of the Company, Paris Re, or the combined company and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. The Company’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as exposure to catastrophe, or other large property and casualty losses, adequacy of reserves, risks associated with implementing business strategies and integrating new acquisitions, levels and pricing of new and renewal business achieved, credit, interest, currency and other risks associated with the Company’s, Paris Re’s, or the combined company’s investment portfolio, changes in accounting policies, the risk that a condition to the closing of the proposed transaction with Paris Re may not be satisfied, the risk that a regulatory approval that may be required for the proposed transaction is not obtained or is obtained subject to conditions that are not anticipated, failure to consummate or delay in consummating the proposed transaction for other reasons, and other factors identified in the Company’s filings with the Securities and Exchange Commission.

The words believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words of similar impact generally involve forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company, Paris Re or the combined company undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

See Risk Factors in Item 1A of Part I of the Company’s 2008 Annual Report on Form 10-K for a complete review of important risk factors, as well as the “Risk Factors” section of the Company’s Current Report on Form 8-K filed on August 10, 2009, which is incorporated by reference herein and which updates and supplements the risk factors included in the Company’s 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)
4/01/2009-4/30/2009	—	—	—	5,000,000
5/01/2009-5/31/2009	—	—	—	5,000,000
6/01/2009-6/30/2009	—	—	—	5,000,000

Total	—	—	—

(1)	In September 2008, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 5 million common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

(2)	At June 30, 2009, approximately 1.3 million common shares are held in treasury and available for reissuance. Subsequent to June 30, 2009, the Company issued 1,290,173 common shares out of treasury in conjunction with the purchase of approximately 6.1% of the outstanding Paris Re common shares. See Note 10 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I for a discussion of the Paris Re acquisition. At August 10, 2009, 5,000 common shares are held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of shareholders of the Company was held on May, 22, 2009. The shareholders elected the Class I Directors Mr. Holsboer and Mr. Twomey to hold office until the Annual General Meeting of shareholders in the year 2012 or until their successors are elected or appointed.

The numbers of votes cast For and Withheld for each of the above Directors is set forth below:

	For	Withheld
Jan H. Holsboer	48,171,960	369,306
Kevin Twomey	46,885,055	1,656,211

The term of office of the Company’s Class II Directors (John A. Rollwagen, Vito H. Baumgartner, Jean-Paul Montupet and Lucio Stanca) and its Class III Directors (Judith Hanratty, Remy Sautter, Patrick A. Thiele and Jürgen Zech) continue until the Company’s 2010 and 2011 Annual General Meetings, respectively.

The shareholders also re-appointed Deloitte & Touche to serve as the Company’s independent registered public accounting firm until the 2010 Annual General Meeting of shareholders by a vote of 48,497,184 For, 33,875 Against and 10,023 Abstaining.

The shareholders resolved to approve the 2009 Employee Share Purchase Plan by a vote of 42,816,300 For, 184,847 Against and 959,217 Abstaining.

The shareholders resolved to approve the 2003 Non-Employee Directors Share Plan, as amended and restated, by a vote of 37,571,753 For, 4,808,124 Against and 1,580,487 Abstaining.

The shareholders resolved to approve the term applicable to the shares remaining under the Swiss Share Purchase Plan by a vote 37,132,266 For, 6,664,232 Against and 163,866 Abstaining.

The shareholders resolved to approve the elimination of supermajority voting requirements for amalgamations in our bye-laws by a vote of 48,255,316 For, 116,342 Against and 169,424 Abstaining.

The shareholders resolved to approve advance notice provisions in our bye-laws by a vote of 48,106,513 For, 268,856 Against and 165,713 Abstaining.

The shareholders resolved to approve certain limitations on voting in our bye-laws by a vote of 44,595,309 For, 3,756,436 Against and 189,337 Abstaining.

The shareholders resolved to approve the indemnification provisions in our bye-laws by a vote of 48,083,395 For, 283,504 Against and 174,183 Abstaining.

The shareholders resolved to approve other changes to the bye-laws by a vote of 39,468,604 For, 8,881,512 Against and 190,965 Abstaining.

While not submitted to a vote during the quarter, the Company filed a preliminary proxy statement with the SEC on August 6, 2009 in respect of the Paris Re acquisition.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits—The following exhibits are filed as part of this report on Form 10-Q:

3.1	Amended and Restated Bye-Laws of PartnerRe Ltd., dated as of May 22, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 001-14536), dated May 28, 2009 (and filed May 28, 2009))

10.1	PartnerRe Ltd. 2009 Employee Share Purchase Plan

10.2	PartnerRe Ltd. 2003 Non-Employee Directors Share Plan

10.3	PartnerRe Ltd. Swiss Share Purchase Plan

10.4	PartnerRe Ltd. Change in Control Policy (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (Commission File No. 001-14536), dated May 14, 2009 (and filed May 14, 2009))

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: August 10, 2009

By:	/S/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: August 10, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Bye-Laws of PartnerRe Ltd., dated as of May 22, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 001-14536), dated May 28, 2009 (and filed May 28, 2009))

10.1	PartnerRe Ltd. 2009 Employee Share Purchase Plan

10.2	PartnerRe Ltd. 2003 Non-Employee Directors Share Plan

10.3	PartnerRe Ltd. Swiss Share Purchase Plan

10.4	PartnerRe Ltd. Change in Control Policy (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (Commission File No. 001-14536), dated May 14, 2009 (and filed May 14, 2009))

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications