Form 10-Q
period 2009-09-30
PARTNERRE LTD
filed 2009-11-04
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of October 30, 2009 was 79,691,744.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2009 and 2008, and of shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

November 4, 2009

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2009	December 31, 2008
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2009, $10,908,153; 2008, $10,219,126)	$11,252,027	$10,181,995
Short-term investments, trading securities, at fair value (amortized cost: 2009, $47,111; 2008, $116,445)	48,364	117,091
Equities, trading securities, at fair value (cost: 2009, $787,874; 2008, $637,198)	865,144	512,812
Other invested assets	120,281	74,493

Total investments	12,285,816	10,886,391
Cash and cash equivalents, at fair value, which approximates amortized cost	772,250	838,280
Accrued investment income	167,902	169,103
Reinsurance balances receivable	1,977,265	1,719,694
Reinsurance recoverable on paid and unpaid losses	148,663	153,594
Funds held by reinsured companies	851,932	786,422
Deferred acquisition costs	646,341	617,121
Deposit assets	320,455	342,132
Net tax assets	64,917	215,703
Goodwill	429,519	429,519
Net receivable for securities sold	—	43,007
Other assets	94,586	78,354

Total assets	$17,759,646	$16,279,320

Liabilities
Unpaid losses and loss expenses	$7,558,318	$7,510,666
Policy benefits for life and annuity contracts	1,580,380	1,432,015
Unearned premiums	1,594,274	1,273,787
Other reinsurance balances payable	216,537	209,007
Deposit liabilities	341,275	362,485
Net tax liabilities	278,860	219,679
Accounts payable, accrued expenses and other	188,855	164,968
Net payable for securities purchased	35,604	—
Current portion of long-term debt	200,000	200,000
Long-term debt	—	200,000
Debt related to senior notes	250,000	250,000
Debt related to capital efficient notes	70,989	257,605

Total liabilities	12,315,092	12,080,212

Shareholders’ Equity
Common shares (par value $1.00, issued: 2009, 58,276,502; 2008, 57,748,507)	58,277	57,749
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 11,600,000; aggregate liquidation preference: 2009 and 2008, $290,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 9,200,000; aggregate liquidation preference: 2009 and 2008, $230,000)	9,200	9,200
Additional paid-in capital	1,501,960	1,465,688
Accumulated other comprehensive income:
Net unrealized gains on investments (net of tax of: 2009 and 2008, $nil)	4,908	3,943
Currency translation adjustment	82,731	34,888
Unfunded pension obligation (net of tax of: 2009, $4,745; 2008, $4,668)	(16,311)	(16,023)
Retained earnings	3,792,561	2,729,662
Common shares held in treasury, at cost (2009, 5,000; 2008, 1,295,173)	(372)	(97,599)

Total shareholders’ equity	5,444,554	4,199,108

Total liabilities and shareholders’ equity	$17,759,646	$16,279,320

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Revenues
Gross premiums written	$893,714	$868,584	$3,080,243	$3,276,079

Net premiums written	$891,547	$869,194	$3,044,264	$3,237,027
Decrease (increase) in unearned premiums	199,144	209,265	(260,994)	(293,275)

Net premiums earned	1,090,691	1,078,459	2,783,270	2,943,752
Net investment income	145,350	146,138	414,071	428,642
Net realized and unrealized investment gains (losses)	330,226	(324,184)	566,643	(595,327)
Net realized gain on purchase of capital efficient notes	—	—	88,427	—
Other income (loss)	8,385	(3,838)	16,327	2,390

Total revenues	1,574,652	896,575	3,868,738	2,779,457
Expenses
Losses and loss expenses and life policy benefits	574,228	751,961	1,552,025	1,890,349
Acquisition costs	232,475	232,814	614,133	665,222
Other operating expenses	102,224	86,939	284,286	275,956
Interest expense	6,161	11,877	21,643	38,687
Net foreign exchange losses	961	4,597	5,511	7,820

Total expenses	916,049	1,088,188	2,477,598	2,878,034
Income (loss) before taxes and interest in earnings (losses) of equity investments	658,603	(191,613)	1,391,140	(98,577)
Income tax expense (benefit)	93,433	(39,508)	210,198	(50,205)
Interest in earnings (losses) of equity investments	1,535	386	1,552	(351)

Net income (loss)	566,705	(151,719)	1,182,494	(48,723)
Preferred dividends	8,631	8,631	25,894	25,894

Net income (loss) available to common shareholders	$558,074	$(160,350)	$1,156,600	$(74,617)

Comprehensive income (loss)
Net income (loss)	$566,705	$(151,719)	$1,182,494	$(48,723)
Change in net unrealized gains or losses on investments, net of tax	(164)	(146)	965	15,081
Change in currency translation adjustment	40,121	(91,732)	47,843	(34,726)
Change in unfunded pension obligation, net of tax	(688)	225	(288)	(109)

Comprehensive income (loss)	$605,974	$(243,372)	$1,231,014	$(68,477)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$9.60	$(3.01)	$20.26	$(1.38)
Diluted net income (loss)	$9.44	$(3.01)	$19.95	$(1.38)
Weighted average number of common shares outstanding	58,118,175	53,339,890	57,085,619	53,952,690
Weighted average number of common and common share equivalents outstanding	59,128,488	53,339,890	57,978,485	53,952,690
Dividends declared per common share	$0.47	$0.46	$1.41	$1.38

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Common shares
Balance at beginning of period	$57,749	$57,380
Issue of common shares	528	305

Balance at end of period	58,277	57,685
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	1,465,688	1,441,598
Issue of common shares	36,272	24,564

Balance at end of period	1,501,960	1,466,162
Accumulated other comprehensive income
Balance at beginning of period	22,808	289,250
Change in net unrealized gains or losses on investments, net of tax	965	15,081
Change in currency translation adjustment	47,843	(34,726)
Change in unfunded pension obligation, net of tax	(288)	(109)
Impact of adopting the fair value option for certain investments	—	(105,961)

Balance at end of period	71,328	163,535
Retained earnings
Balance at beginning of period	2,729,662	2,753,784
Net income (loss)	1,182,494	(48,723)
Reissuance of treasury shares	(13,883)	(2,101)
Dividends on common shares	(79,818)	(74,277)
Dividends on preferred shares	(25,894)	(25,894)
Impact of adopting the fair value option for certain investments	—	105,961

Balance at end of period	3,792,561	2,708,750
Common shares held in treasury
Balance at beginning of period	(97,599)	(241,255)
Reissuance of treasury shares	97,227	19,026
Repurchase of common shares	—	(110,017)

Balance at end of period	(372)	(332,246)

Total shareholders’ equity	$5,444,554	$4,084,686

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Cash Flows from Operating Activities
Net income (loss)	$1,182,494	$(48,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	14,938	6,903
Net realized and unrealized investment (gains) losses	(566,643)	595,327
Net realized gain on purchase of capital efficient notes	(88,427)	—
Changes in:
Reinsurance balances, net	(186,388)	(417,506)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	7,791	5,353
Funds held by reinsured companies	(19,362)	147,890
Deferred acquisition costs	(6,685)	(63,478)
Net tax liabilities	196,895	(62,905)
Unpaid losses and loss expenses including life policy benefits	(59,461)	404,605
Unearned premiums	260,994	293,275
Other changes in operating assets and liabilities	32,891	22,584
Other, net	5,513	7,821

Net cash provided by operating activities	774,550	891,146
Cash Flows from Investing Activities
Sales of fixed maturities	4,736,803	4,643,320
Redemptions of fixed maturities	799,958	602,701
Purchases of fixed maturities	(6,029,175)	(6,022,442)
Sales and redemptions of short-term investments	168,001	158,982
Purchases of short-term investments	(96,588)	(176,881)
Sales of equities	592,508	1,320,338
Purchases of equities	(602,834)	(1,146,976)
Other, net	(27,963)	(68,992)

Net cash used in investing activities	(459,290)	(689,950)
Cash Flows from Financing Activities
Cash dividends paid to shareholders	(105,712)	(100,171)
Repayment of long-term debt	(200,000)	(220,000)
Purchase of capital efficient notes	(94,241)	—
Net issue (repurchase) of common shares and treasury shares	11,777	(85,289)
Contract fees on forward sale agreement	(3,779)	(8,779)
Proceeds from issuance of senior notes	—	250,000

Net cash used in financing activities	(391,955)	(164,239)
Effect of foreign exchange rate changes on cash	10,665	(16,258)
(Decrease) increase in cash and cash equivalents	(66,030)	20,699
Cash and cash equivalents—beginning of period	838,280	654,895

Cash and cash equivalents—end of period	$772,250	$675,594

Supplemental cash flow information:
Taxes paid	$74,183	$25,494
Interest paid	$19,209	$30,903

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

On July 4, 2009, the Company entered into definitive agreements to effect a multi-step acquisition of all the outstanding common shares and warrants of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based diversified reinsurer and its operating subsidiaries. In July 2009, the Company purchased approximately 6.1% of the outstanding Paris Re common shares.

On October 2, 2009, the Company closed its block purchase of Paris Re’s common shares and warrants. This purchase represented in the aggregate approximately 77% of the outstanding common shares of Paris Re, resulting in the Company’s ownership of Paris Re’s common shares increasing to approximately 83%. Since October 2, 2009, the Company has acquired additional common shares of Paris Re, resulting in the Company’s ownership of Paris Re increasing to approximately 88.7%. See Notes 10 and 11.

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

The following significant accounting policies were adopted by the Company during the nine months ended September 30, 2009. The adoption of these policies did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

•

In June 2009, the Financial Accounting Standards Board (FASB) established the Accounting Standards Codification (the Codification) as the source of authoritative U.S. GAAP for non-governmental entities, in addition to guidance issued by the Securities and Exchange Commission. The Codification supersedes all then-existing, non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. The Company adopted the Codification as of September 30, 2009, and it impacted the Company’s disclosures by eliminating all references to pre-Codification standards.

•

In May 2009, the FASB issued new accounting guidance which requires the Company to evaluate subsequent events through the date that the financial statements are issued, establishes the requirements for recognition of a subsequent event in its financial statements and establishes disclosure requirements about events or transactions that occurred after the balance sheet date. The Company adopted this guidance as of June 30, 2009.

•

In April 2009, the FASB issued new accounting guidance which required the Company to make additional disclosures about the fair value of financial instruments in its interim financial statements. The Company adopted this guidance as of June 30, 2009.

•

In April 2009, the FASB issued new accounting guidance which provided additional guidance on fair value measurements when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. The Company adopted this guidance on April 1, 2009.

•

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this guidance on January 1, 2009.

•

In February 2008, the FASB issued new accounting guidance which permits a one-year deferral of the application of fair value for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance on January 1, 2009.

•

In December 2007, the FASB issued new accounting guidance to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance on January 1, 2009.

3. New Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance which requires an enterprise to perform ongoing reassessments of its variable interest entities and requires enhanced disclosures of an enterprise’s involvement in variable interest entities. The guidance will be effective for annual and interim periods beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated shareholders’ equity and net income.

In August 2009, the FASB issued new accounting guidance regarding the measurement of liabilities at fair value by clarifying that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. The guidance will be effective for interim and annual reporting periods beginning after August 28, 2009. The adoption of this guidance will not have any impact on the Company’s shareholders’ equity or net income and the Company is currently evaluating the impact of adoption on its disclosures.

In December 2007, the FASB issued new accounting guidance related to business combinations and noncontrolling interests. Significant changes arising from this new accounting guidance include the determination of the purchase price and treatment of transaction expenses, restructuring charges, negative goodwill and the recognition of noncontrolling interests at fair value. In April 2009, the FASB issued additional guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. As a result of the acquisition of Paris Re, the Company will adopt the new accounting guidance for business combinations, noncontrolling interests and contingencies in the fourth quarter of 2009. The Company is currently evaluating the impact of the new accounting guidance on its consolidated shareholders’ equity, net income and related disclosures.

4. Fair value

(a) Fair Value of Financial Instrument Assets

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

At September 30, 2009 and December 31, 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$11,153,243	$98,784	$11,252,027
Short-term investments, trading securities	—	48,364	—	48,364
Equities, trading securities	828,891	188	36,065	865,144
Other invested assets	—	(25,961)	16,311	(9,650)

Total	$828,891	$11,175,834	$151,160	$12,155,885

December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,103,857	$78,138	$10,181,995
Short-term investments, trading securities	—	116,954	137	117,091
Equities, trading securities	436,627	42,638	33,547	512,812
Other invested assets	—	(870)	(16,136)	(17,006)

Total	$436,627	$10,262,579	$95,686	$10,794,892

At September 30, 2009 and December 31, 2008, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $129.9 million and $91.5 million, respectively, which primarily related to the Company’s investments that are accounted for using the equity method of accounting or investment company accounting.

Substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended September 30, 2009 and 2008, respectively (in thousands of U.S. dollars):

Three months ended September 30, 2009	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$71,975	$73	$34,714	$5,289	$112,051
Realized and unrealized investment gains (losses) included in net income	2,521	(35)	1,351	9,673	13,510
Net purchases, sales and settlements	28,166	—	—	(2,149)	26,017
Net transfers (out of) into Level 3	(3,878)	(38)	—	3,498	(418)

Balance at end of period	$98,784	$—	$36,065	$16,311	$151,160
Change in unrealized investment gains relating to assets held at end of period	$1,878	$—	$1,351	$8,662	$11,891

Three months ended September 30, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$9,944	$—	$39,165	$25,109	$74,218
Realized and unrealized investment losses included in net loss	(135)	(4)	(1,268)	(5,462)	(6,869)
Net purchases, sales and settlements	(239)	114	—	50,464	50,339

Balance at end of period	$9,570	$110	$37,897	$70,111	$117,688
Change in unrealized investment losses relating to assets held at end of period	$(135)	$(4)	$(1,268)	$(6,622)	$(8,029)

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the nine months ended September 30, 2009 and 2008, respectively (in thousands of U.S. dollars):

Nine months ended September 30, 2009	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$78,138	$137	$33,547	$(16,136)	$95,686
Realized and unrealized investment gains (losses) included in net income	21,262	(99)	2,577	33,393	57,133
Net purchases, sales and settlements	22,230	—	(59)	(4,444)	17,727
Net transfers (out of) into Level 3	(22,846)	(38)	—	3,498	(19,386)

Balance at end of period	$98,784	$—	$36,065	$16,311	$151,160
Change in unrealized investment gains relating to assets held at end of period	$1,679	$—	$2,577	$32,385	$36,641

Nine months ended September 30, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of period	$15,166	$—	$39,606	$(14,838)	$39,934
Realized and unrealized investment (losses) gains included in net loss	(1,899)	(4)	(1,709)	4,949	1,337
Net purchases, sales and settlements	(239)	114	—	80,000	79,875
Net transfers out of Level 3	(3,458)	—	—	—	(3,458)

Balance at end of period	$9,570	$110	$37,897	$70,111	$117,688
Change in unrealized investment losses relating to assets held at end of period	$(1,899)	$(4)	$(1,709)	$(9,406)	$(13,018)

Changes in the fair value of the Company’s financial instruments measured at fair value, for which the fair value option was elected, during the three months and nine months ended September 30, 2009 and 2008, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Fixed maturities, trading securities	$243,234	$(97,577)	$381,683	$(326,927)
Short-term investments, trading securities	(898)	(1,049)	(1,479)	(1,364)
Equities, trading securities	74,384	(56,280)	199,072	(130,582)

Total	$316,720	$(154,906)	$579,276	$(458,873)

All of the above changes in fair value are included in the Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment gains (losses).

(b) Fair Value of Financial Instrument Liabilities

The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheet for which the Company does not measure these instruments at fair value did not change from December 31, 2008. The carrying values and fair values of the financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 were as follows (in thousands of U.S. dollars):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,580,380	$1,580,380	$1,432,015	$1,432,015
Debt related to senior notes (2)	250,000	265,667	250,000	237,095
Debt related to capital efficient notes (3)	63,384	37,424	250,000	94,536
Current portion of long-term debt	200,000	199,256	200,000	200,000
Long-term debt	—	—	200,000	196,103

(1)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.

(2)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet U.S. GAAP consolidation requirements. Accordingly, the Company shows the related intercompany debt of $250.0 million at September 30, 2009 and December 31, 2008 in its Condensed Consolidated Balance Sheets.

(3)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet U.S. GAAP consolidation requirements. Accordingly, the Company shows the related intercompany debt of $71.0 million at September 30, 2009 and $257.6 million at December 31, 2008 in its Condensed Consolidated Balance Sheets. The fair value of the capital efficient notes was based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63.4 million at September 30, 2009 and $250.0 million at December 31, 2008 (see Note 5).

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

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at September 30, 2009 was $63.4 million and $71.0 million, respectively.

On January 8, 2009, the Company entered into a second amendment to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half year term loan agreement with Citibank, N.A. Under the terms of the second loan amendment, the Company had a right to prepay the half of the original $400.0 million loan that had a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment would be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan has a maturity of July 12, 2010 and the Company does not have a right to prepay this amount. The loan was otherwise unchanged. On January 14, 2009, the Company elected to repay the half of the original $400.0 million loan that was due April 27, 2009. As of September 30, 2009, the remaining half of the loan with a maturity of July 12, 2010, has been reclassified from long-term debt to current portion of long-term debt. See Notes 12 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

6. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Numerator:
Net income (loss)	$566,705	$(151,719)	$1,182,494	$(48,723)
Less: preferred dividends	8,631	8,631	25,894	25,894

Net income (loss) available to common shareholders	$558,074	$(160,350)	$1,156,600	$(74,617)

Denominator:
Weighted average number of common shares outstanding—basic	58,118.2	53,339.9	57,085.6	53,952.7
Stock options and other (1)	1,010.3	—	892.9	—

Weighted average number of common and common share equivalents outstanding—diluted	59,128.5	53,339.9	57,978.5	53,952.7

Basic net income (loss) per share	$9.60	$(3.01)	$20.26	$(1.38)
Diluted net income (loss) per share (1)	$9.44	$(3.01)	$19.95	$(1.38)

(1)	Dilutive securities, in the form of stock options and others, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three months and nine months ended September 30, 2008. The weighted average number of common and common share equivalents outstanding would have amounted to 54,583.3 thousand shares and 55,315.9 thousand shares if these securities had been included for the three months and nine months ended September 30, 2008, respectively. In addition, at September 30, 2009 and 2008, stock options to purchase 875.8 thousand and 818.8 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

7. Derivatives

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value mainly recognized in either net foreign exchange gains and losses or net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

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

The Company assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at September 30, 2009. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives, a weather future and a longevity total return swap for which the underlying risks include parametric weather risks for the weather derivatives and the weather future, and longevity risk for the longevity total return swap.

Total Return and Interest Rate Swaps

The Company has entered into total return swaps referencing various project and principal finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps.

The fair values and the related notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 were as follows (in thousands of U.S. dollars):

	September 30, 2009		December 31, 2008
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$(5,340)	$223,088	$(37,470)	$443,210
Derivatives not designated as hedges
Foreign exchange forward contracts	$16,505	$1,277,009	$32,522	$1,196,830
Foreign currency option contracts	1,861	94,319	(8,027)	123,932
Futures contracts	(37,200)	1,824,030	7,991	1,122,524
Credit default swaps (protection purchased)	(1,030)	208,770	20,305	295,665
Credit default swaps (assumed risks)	(379)	22,500	(16,191)	46,130
Insurance-linked securities	(3,291)	61,156	(5,393)	60,000
Total return swaps	2,656	214,915	(24,898)	239,733
Interest rate swaps	(10,075)	—	(12,355)	—
Other	(27)	—	—	—

Total derivatives not designated as hedges	$(30,980)		$(6,046)

Total derivatives	$(36,320)		$(43,516)

The fair value of all derivatives at September 30, 2009 and December 31, 2008 is recorded in other invested assets in the Company’s Condensed Consolidated Balance Sheets.

The effective portion of net investment hedging derivatives, recognized in accumulated other comprehensive income, at September 30, 2009 and December 31, 2008 was a $64.5 million loss and a $37.5 million loss, respectively.

The gains and losses in the Condensed Consolidated Statement of Operations for derivatives not designated as hedges for the three months and nine months ended September 30, 2009 was as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
Foreign exchange forward contracts	$36,058	$38,093
Foreign currency option contracts	1,861	4,044

Total included in net foreign exchange gains and losses	$37,919	$42,137
Futures contracts	$(50,148)	$(15,948)
Credit default swaps (protection purchased)	(5,121)	(13,957)
Credit default swaps (assumed risks)	5,721	5,798
Insurance-linked securities	120	691
Total return swaps	7,673	26,876
Interest rate swaps	(921)	2,281
Other	—	230

Total included in net realized and unrealized investment gains and losses	$(42,676)	$5,971

Total derivatives not designated as hedges	$(4,757)	$48,108

8. Legal Proceedings

Legal proceedings at September 30, 2009 have not changed significantly since December 31, 2008. See Note 16(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment. The following items are not considered in evaluating the results of the Non-life and Life segments: net realized and unrealized investment gains and losses, net realized gain on purchase of CENts, interest expense, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings and losses of equity investments. Segment results are shown net of intercompany transactions.

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

The following tables provide a summary of the segment revenues and results for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$279	$125	$284	$47	$735	$157	$2	$894
Net premiums written	$279	$124	$283	$47	$733	$157	$2	$892
Decrease in unearned premiums	33	36	12	112	193	3	2	198

Net premiums earned	$312	$160	$295	$159	$926	$160	$4	$1,090
Losses and loss expenses and life policy benefits	(171)	(84)	(195)	(9)	(459)	(115)	—	(574)
Acquisition costs	(80)	(39)	(73)	(12)	(204)	(28)	—	(232)

Technical result	$61	$37	$27	$138	$263	$17	$4	$284
Other income					5	—	3	8
Other operating expenses					(61)	(13)	(28)	(102)

Underwriting result					$207	$4	n/a	$190
Net investment income						16	129	145

Allocated underwriting result (1)						$20	n/a	n/a
Net realized and unrealized investment gains							330	330
Interest expense							(6)	(6)
Net foreign exchange losses							(1)	(1)
Income tax expense							(93)	(93)
Interest in earnings of equity investments							2	2

Net income							n/a	$567

Loss ratio (2)	54.9%	52.2%	66.1%	5.6%	49.5%
Acquisition ratio (3)	25.7	24.5	24.8	7.4	22.0

Technical ratio (4)	80.6%	76.7%	90.9%	13.0%	71.5%
Other operating expense ratio (5)					6.6

Combined ratio (6)					78.1%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended September 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$263	$137	$276	$48	$724	$140	$5	$869
Net premiums written	$264	$137	$274	$48	$723	$141	$5	$869
Decrease in unearned premiums	12	58	16	111	197	8	5	210

Net premiums earned	$276	$195	$290	$159	$920	$149	$10	$1,079
Losses and loss expenses and life policy benefits	(212)	(98)	(185)	(128)	(623)	(114)	(15)	(752)
Acquisition costs	(67)	(47)	(72)	(14)	(200)	(32)	(1)	(233)

Technical result	$(3)	$50	$33	$17	$97	$3	$(6)	$94
Other (loss) income					(5)	—	1	(4)
Other operating expenses					(55)	(11)	(21)	(87)

Underwriting result					$37	$(8)	n/a	$3
Net investment income						17	129	146

Allocated underwriting result (1)						$9	n/a	n/a
Net realized and unrealized investment losses							(324)	(324)
Interest expense							(12)	(12)
Net foreign exchange losses							(5)	(5)
Income tax benefit							40	40
Interest in earnings of equity investments							—	—

Net loss							n/a	$(152)

Loss ratio (2)	76.9%	50.3%	63.8%	80.8%	67.8%
Acquisition ratio (3)	24.2	24.2	24.8	8.7	21.7

Technical ratio (4)	101.1%	74.5%	88.6%	89.5%	89.5%
Other operating expense ratio (5)					6.0

Combined ratio (6)					95.5%

Segment Information

For the nine months ended September 30, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$840	$544	$875	$376	$2,635	$438	$7	$3,080
Net premiums written	$841	$541	$846	$376	$2,604	$433	$7	$3,044
Increase in unearned premiums	(29)	(63)	(72)	(86)	(250)	(10)	(1)	(261)

Net premiums earned	$812	$478	$774	$290	$2,354	$423	$6	$2,783
Losses and loss expenses and life policy benefits	(498)	(241)	(504)	2	(1,241)	(313)	2	(1,552)
Acquisition costs	(206)	(119)	(183)	(23)	(531)	(83)	—	(614)

Technical result	$108	$118	$87	$269	$582	$27	$8	$617
Other income					9	2	5	16
Other operating expenses					(170)	(34)	(80)	(284)

Underwriting result					$421	$(5)	n/a	$349
Net investment income						46	368	414

Allocated underwriting result (1)						$41	n/a	n/a
Net realized and unrealized investment gains							567	567
Net realized gain on purchase of capital efficient notes							89	89
Interest expense							(22)	(22)
Net foreign exchange losses							(6)	(6)
Income tax expense							(210)	(210)
Interest in earnings of equity investments							1	1

Net income							n/a	$1,182

Loss ratio (2)	61.3%	50.5%	65.1%	(0.8)%	52.7%
Acquisition ratio (3)	25.4	24.8	23.7	8.1	22.6

Technical ratio (4)	86.7%	75.3%	88.8%	7.3%	75.3%
Other operating expense ratio (5)					7.2

Combined ratio (6)					82.5%

Segment Information

For the nine months ended September 30, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$849	$645	$921	$391	$2,806	$453	$17	$3,276
Net premiums written	$841	$642	$898	$391	$2,772	$448	$17	$3,237
Increase in unearned premiums	(14)	(60)	(118)	(90)	(282)	(8)	(3)	(293)

Net premiums earned	$827	$582	$780	$301	$2,490	$440	$14	$2,944
Losses and loss expenses and life policy benefits	(610)	(332)	(476)	(111)	(1,529)	(347)	(15)	(1,891)
Acquisition costs	(198)	(147)	(201)	(27)	(573)	(91)	(1)	(665)

Technical result	$19	$103	$103	$163	$388	$2	$(2)	$388
Other (loss) income					(2)	—	4	2
Other operating expenses					(175)	(32)	(69)	(276)

Underwriting result					$211	$(30)	n/a	$114
Net investment income						51	378	429

Allocated underwriting result (1)						$21	n/a	n/a
Net realized and unrealized investment losses							(595)	(595)
Interest expense							(39)	(39)
Net foreign exchange losses							(8)	(8)
Income tax benefit							50	50
Interest in losses of equity investments							—	—

Net loss							n/a	$(49)

Loss ratio (2)	73.7%	57.1%	61.1%	36.6%	61.4%
Acquisition ratio (3)	23.9	25.2	25.7	9.1	23.0

Technical ratio (4)	97.6%	82.3%	86.8%	45.7%	84.4%
Other operating expense ratio (5)					7.0

Combined ratio (6)					91.4%

10. Acquisition of Paris Re

On July 4, 2009, the Company entered into definitive agreements to effect a multi-step acquisition of all of the outstanding common shares and warrants of Paris Re.

As a first step in the acquisition, the Company will cause a wholly-owned subsidiary (the Merger Subsidiary) to purchase (the Block Purchase) all of the Paris Re common shares and Paris Re warrants held by six private equity firms and their related investment vehicles. In the Block Purchase, the Company will acquire approximately 57.4% of the outstanding Paris Re common shares. These shares, when added together with the approximately 6.1% of the outstanding Paris Re common shares that the Company purchased from certain other Paris Re shareholders in July 2009 (see below) and the additional approximately 19.5% of the outstanding Paris Re common shares that the Company has subsequently committed to acquire simultaneously with the closing of the Block Purchase from certain other Paris Re shareholders, will give the Company an aggregate ownership of approximately 83% of the outstanding Paris Re common shares following the closing of the Block Purchase.

Pursuant to the terms of the transaction agreement dated as of July 4, 2009 (as amended, the Transaction Agreement), the Company has agreed to acquire the remaining outstanding Paris Re common shares through a compulsory merger of Paris Re with and into the Merger Subsidiary in accordance with Swiss law (the Merger). The Merger is subject to certain customary conditions, including the affirmative approval of holders of at least 90% of the outstanding Paris Re voting rights in accordance with Swiss law. Pursuant to the terms of the Transaction Agreement, the Company has agreed, as soon as reasonably practicable after the closing of the Block Purchase, to cause Paris Re to call and hold a meeting of the Paris Re shareholders for the purpose of approving the Merger. Previously, the Company had agreed to commence a voluntary exchange offer for all remaining outstanding Paris Re common shares prior to the Merger. However, as a result of certain structural amendments entered into on September 28, 2009 among the Company, Paris Re and the Merger Subsidiary, the Merger will no longer be preceded by a voluntary exchange offer. However, if (1) the affirmative vote of the holders of at least 90% of all outstanding Paris Re voting rights in favor of the Merger is not obtained at the Paris Re shareholders’ meeting called for that purpose or at any adjournment or postponement thereof, or (2) the Merger is not effective on or prior to January 31, 2010, the original transaction structure will be reinstated.

In each step of the acquisition, the Company has exchanged or will exchange 0.300 Company common shares for each Paris Re common share and 0.167 Company common shares for each Paris Re warrant. If the Company declares a cash dividend or other cash distribution on the Company’s common shares with a record date on or after the closing of the Block Purchase and prior to the effective time of the Merger, the per share consideration payable in the Merger will be appropriately adjusted upwards.

In conjunction with the purchase of approximately 6.1% of the outstanding Paris Re common shares, in July 2009, the Company issued approximately 1.5 million of its common shares (approximately 1.3 million of which were treasury shares) for consideration of $95.5 million. At September 30, 2009, the Paris Re common shares were recorded as equity investments in the Company’s Condensed Consolidated Balance Sheet at $113.8 million, with the change in fair value since the date of acquisition of $18.3 million recorded in net realized and unrealized gains in the Condensed Consolidated Statement of Operations.

11. Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the date the financial statements were issued. The following events occurred subsequent to September 30, 2009 through November 4, 2009.

On October 2, 2009, the Company closed the Block Purchase and the associated purchases of 62.1 million Paris Re common shares and 8.4 million warrants to purchase common shares of Paris Re by issuing 20.0 million of its common shares. The Company’s shareholders approved the issuance of these shares at a Special General Meeting on September 24, 2009. The Paris Re common shares acquired in these purchases represent in the aggregate approximately 76.9% of the outstanding Paris Re common shares. Following the closing of the Block Purchase, in late October 2009, the Company entered into a number of separate securities purchase agreements pursuant to which the Company acquired in the aggregate approximately 4.6 million Paris Re common shares held by certain Paris Re shareholders (collectively, the Subsequent Purchases), representing approximately 5.7% of the outstanding Paris Re common shares. In the Subsequent Purchases, the Company issued approximately 1.4 million of its common shares to the holders of Paris Re common shares. As a result of the Block Purchase and associated purchases that closed on October 2, 2009 and the Subsequent Purchases, the Company’s ownership of Paris Re has increased from approximately 6.1% as of September 30, 2009, to approximately 88.7% of Paris Re’s outstanding common shares.

On October 21, 2009, all the members of the Paris Re management board other than Hans-Peter Gerhardt, the chief executive officer of Paris Re, entered into voting agreements with the Company, pursuant to which they agreed to vote certain of their Paris Re common shares in favor of, among other things, the Merger. By virtue of these voting agreements and the similar voting commitment previously made by Mr. Gerhardt to the Company on September 28, 2009, a total of 1.7 million Paris Re common shares, representing approximately 2.2% of the outstanding Paris Re common shares, are committed to be voted in favor of the Merger. Accordingly, the Company has secured, through its ownership of Paris Re common shares and the binding voting commitments, more than 90% of the currently outstanding Paris Re voting rights in favor of the Merger.

On October 26, 2009, the Company declared a cash dividend of $0.47 per common share payable to common shareholders of record on November 20, 2009. Since the record date for this dividend is after the closing of the Block Purchase and will be prior to the effective time of the Merger, the per share consideration payable in the Merger will be appropriately adjusted upwards.

On November 2, 2009, Paris Re, having met all of the conditions precedent to the payment of its previously announced extraordinary cash distribution by way of a capital reduction to all Paris Re shareholders in the amount of CHF 4.17 per Paris Re common share (the Swiss franc equivalent of $3.85 as of July 7, 2009, the date on which Paris Re fixed the U.S. dollar/Swiss franc currency exchange rate to be used for the extraordinary cash distribution) (the Share Capital Repayment), effected the Share Capital Repayment. The Paris Re shareholders that previously sold their Paris Re common shares to the Company in July 2009, received a payment of $3.85 at the closing of the Block Purchase for each Paris Re common share sold (net of dividends paid on the Company’s common shares with respect to the period after such sale and prior to the closing of the Block Purchase). All other Paris Re shareholders who sold their common shares to the Company prior to the Share Capital Repayment received a payment of CHF 4.17 for each Paris Re common share sold either in cash or in the form of a promissory note issued by the Company at the time of the acquisition of their Paris Re common shares. On November 3, 2009, the Company paid in full all promissory notes issued to sellers of Paris Re common shares.

As of November 4, 2009, the financial information of Paris Re as of September 30, 2009 was not available. Accordingly, it is not practicable to prepare pro-forma financial information.

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

Acquisition of Paris Re

On July 4, 2009, the Company entered into definitive agreements to effect a multi-step acquisition of all the outstanding common shares and warrants of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based diversified reinsurer and its operating subsidiaries. In July 2009, the Company purchased approximately 6.1% of the outstanding Paris Re common shares.

On October 2, 2009, the Company closed the Block Purchase and the associated purchases of 62.1 million Paris Re common shares and 8.4 million warrants to purchase common shares of Paris Re by issuing 20.0 million of its common shares. The Company’s shareholders approved the issuance of these shares at a Special General Meeting on September 24, 2009. The Paris Re common shares acquired in these purchases represent in the aggregate approximately 76.9% of the outstanding Paris Re common shares. Following the closing of the Block Purchase, in late October 2009, the Company entered into a number of separate securities purchase agreements pursuant to which the Company acquired in the aggregate approximately 4.6 million Paris Re common shares held by certain Paris Re shareholders (collectively, the Subsequent Purchases), representing approximately 5.7% of the outstanding Paris Re common shares. In the Subsequent Purchases, the Company issued approximately 1.4 million of its common shares to the holders of Paris Re common shares. As a result of the Block Purchase and associated purchases that closed on October 2, 2009 and the Subsequent Purchases, the Company’s ownership of Paris Re has increased from approximately 6.1% as of September 30, 2009, to approximately 88.7% of Paris Re’s outstanding common shares.

On October 21, 2009, all the members of the Paris Re management board other than Hans-Peter Gerhardt, the chief executive officer of Paris Re, entered into voting agreements with the Company, pursuant to which they agreed to vote certain of their Paris Re common shares in favor of, among other things, the Merger. By virtue of these voting agreements and the similar voting commitment previously made by Mr. Gerhardt to the Company on September 28, 2009, a total of 1.7 million Paris Re common shares, representing approximately 2.2% of the outstanding Paris Re common shares, are committed to be voted in favor of the Merger. Accordingly, the Company has secured, through its ownership of Paris Re common shares and the binding voting commitments, more than 90% of the currently outstanding Paris Re voting rights in favor of the Merger.

On November 2, 2009, Paris Re, having met all of the conditions precedent to the payment of its previously announced extraordinary cash distribution by way of a capital reduction to all Paris Re shareholders in the amount of CHF 4.17 per Paris Re common share (the Swiss franc equivalent of $3.85 as of July 7, 2009, the date on which Paris Re fixed the U.S. dollar/Swiss franc currency exchange rate to be used for the extraordinary cash distribution) (the Share Capital Repayment), effected the Share Capital Repayment. The Paris Re shareholders that previously sold their Paris Re common shares to the Company in July 2009, received a payment of $3.85 at the closing of the Block Purchase for each Paris Re common share sold (net of dividends paid on the Company’s common shares with respect to the period after such sale and prior to the closing of the Block Purchase). All other Paris Re shareholders who sold their common shares to the Company prior to the Share Capital Repayment received a payment of CHF 4.17 for each Paris Re common share sold either in cash or in the form of a promissory note issued by the Company at the time of the acquisition of their Paris Re common shares. On November 3, 2009, the Company paid in full all promissory notes issued to sellers of Paris Re common shares.

Following the closing of the Block Purchase, and in accordance with the Transaction Agreement, the Paris Re board of directors was reconstituted to give designees of the Company majority representation on the Paris Re board of directors. In addition, pursuant to the terms of the Transaction Agreement, following the closing of the Block Purchase, Roberto Mendoza, an existing director on the Paris Re board of directors, was appointed to the Company’s board of directors.

In connection with each of the purchases of Paris Re shares, the Company provided registration rights to the Paris Re shareholders who exchanged their Paris Re shares for common shares of the Company.

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to eliminate risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with the shareholders’ need for an adequate return on their capital. See Executive Overview – Other Key Issues of Management – Risk Management in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

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

The limits at September 30, 2009 and actual exposures at September 30, 2009 and December 31, 2008 of the Company for its three major risks were as follows:

Risk	Limit at September 30, 2009	Utilized at September 30, 2009	Utilized at December 31, 2008
Catastrophe risk – largest zonal limit	$1.6 billion	$1.5 billion	$1.4 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	3.8 billion	2.7 billion	2.8 billion
Equity investment risk – value of equity and equity-like securities	2.4 billion	1.3 billion	920 million

The risk appetite at September 30, 2009 and modeled economic loss at September 30, 2009 and December 31, 2008 for the Company’s three major risks were as follows:

Risk	Risk Appetite at September 30, 2009	Modeled Economic Loss at September 30, 2009	Modeled Economic Loss at December 31, 2008
Catastrophe risk – 1 in 75 year annual aggregate loss	$960 million	$900 million	$810 million
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years’ reserve development	480 million	340 million	350 million
Equity investment risk – 1 in 75 year decline in value	720 million	380 million	280 million

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at September 30, 2009 have not changed materially compared to December 31, 2008. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and fair value measurements.

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

During the three months and nine months ended September 30, 2009 and 2008, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the prior year net favorable reserve development for the Company’s Non-life segment for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Prior year favorable loss development:
Non-life segment
U.S.	$43	$16	$120	$54
Global (Non-U.S.) P&C	46	41	133	150
Global (Non-U.S.) Specialty	18	21	74	86
Catastrophe	15	25	38	60

Total Non-life prior year net favorable reserve development	$122	$103	$365	$350

The net favorable reserve development on prior accident years for the three and nine months ended September 30, 2009 and 2008 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Prior year favorable (adverse) loss development:
Non-life segment
Net prior year reserve development due to changes in premiums	$(12)	$(7)	$15	$16
Net prior year reserve development due to all other factors(1)	134	110	350	334

Total Non-life prior year net favorable reserve development	$122	$103	$365	$350

(1)	Net prior year reserve development due to all other factors includes but is not limited to loss experience, changes in assumptions and changes in methodology.

For a discussion of prior year net favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information by reserving lines.

Case reserves are reported to the Company by its cedants, while ACRs and IBNR reserves are estimated by the Company. The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross and net loss reserves recorded as of September 30, 2009 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$737	$140	$1,878	$2,755	$(28)	$2,727
Global (Non-U.S.) P&C	1,270	8	1,013	2,291	(36)	2,255
Global (Non-U.S.) Specialty	1,163	26	1,072	2,261	(60)	2,201
Catastrophe	123	96	32	251	—	251

Total Non-life	$3,293	$270	$3,995	$7,558	$(124)	$7,434

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of September 30, 2009. Loss reserves are estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. The estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, and any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The actuarial point estimates recorded by the Company, and the range of estimates around these point estimates at September 30, 2009, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
U.S.	$2,727	$2,978	$2,122
Global (Non-U.S.) P&C	2,255	2,399	1,973
Global (Non-U.S.) Specialty	2,201	2,318	1,926
Catastrophe	251	269	227

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

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life operations, which predominantly includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes traditional death and disability covers (with various riders), term assurance and critical illness written in the UK and Ireland, and guaranteed minimum death benefit (GMDB) written in Continental Europe.

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

For long duration products, a reserve adequacy test is performed at least once a year based on the latest best estimate assumptions by line of business, including an experience analysis and a review of likely future experience. If such review produces reserves in excess of those currently held, then the locked-in assumptions will be revised and a loss recognized.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits – Life Policy Benefits in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The Life segment reported net favorable development on prior accident years of $14 million during the three months ended September 30, 2009 and net favorable development of $11 million during the nine months ended September 30, 2009, primarily due to certain GMDB treaties where the payout is linked to the performance of the underlying capital markets. For the three months and nine months ended September 30, 2008, the Life segment reported net adverse development on prior accident years of $5 million and $10 million, respectively, primarily due to certain GMDB treaties. See Results by Segment below.

The Company may be exposed to claims in its life portfolio that may be significantly higher than expected as a result of large increases in mortality due to causes such as the H1N1 flu pandemic. However, the composition of the Company’s mortality and longevity business, as well as retrocessional protection, serve to partially mitigate the impact of such exposures to the Company.

Fair Value Measurements

The Company defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of its financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels based on the reliability of inputs.

Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $151.2 million and $95.7 million at September 30, 2009 and December 31, 2008, respectively. For additional information, see Note 4 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2009 and 2008

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was stronger against most currencies, except the Japanese yen, in the three months and nine months ended September 30, 2009 compared to the same periods in 2008; and

•	the U.S. dollar ending exchange rate weakened against most currencies at September 30, 2009 compared to December 31, 2008.

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

The improvement in the financial markets which began in the second quarter of 2009 continued into the third quarter primarily with increases in worldwide equity and credit markets. The U.S. dollar weakened against most currencies compared to its position at December 31, 2008. Credit spreads narrowed during the nine months ended September 30, 2009 and risk-free rates, which increased during the first and second quarters of 2009, declined slightly in the third quarter of 2009. The Company’s financial position and third quarter results of operations include an increase in the fair value of its investment portfolio, and the related increase in the level of unrealized gains on investments, which the Company records in net income.

The impacts of the global financial and economic crisis are wide-ranging and have also affected the Company’s reinsurance operations. Accordingly, the Company has continued to review its loss estimates and has modestly increased its reserves during the three months and nine months ended September 30, 2009 in affected lines of business for certain underwriting years, where increased claims are anticipated, based on information provided by its cedants. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at September 30, 2009.

These events and continuing uncertainty or volatility in the capital or credit markets are discussed below in Review of Net Income (Loss) and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Net income (loss)	$567	NM	$(152)	$1,182	NM	$(49)
Less: preferred dividends	9	—	9	26	—	26

Net income (loss) available to common shareholders	$558	NM	$(161)	$1,156	NM	$(75)
Diluted net income (loss) per share	$9.44	NM	$(3.01)	$19.95	NM	$(1.38)

NM: not meaningful

Three-month result

The increase in net income (loss), net income (loss) available to common shareholders and diluted net income (loss) per share for the three months ended September 30, 2009 compared to 2008 resulted primarily from net realized and unrealized investment gains and an increase in Non-life underwriting result and was partially offset by an increase in related income tax expense. These items are discussed in the Review of Net Income (Loss) below.

Nine-month result

The increase in net income (loss), net income (loss) available to common shareholders and diluted net income (loss) per share for the nine months ended September 30, 2009 compared to 2008 resulted primarily from net realized and unrealized investment gains, an increase in Non-life and Life underwriting results and net realized gain on purchase of capital efficient notes (CENts) and was partially offset by an increase in related income tax expense. These items are discussed in the Review of Net Income (Loss) below.

Review of Net Income (Loss)

Management analyzes the Company’s net income (loss) in three parts: underwriting result, investment result and other components of net income (loss). Underwriting result consists of net premiums earned and other income less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets and changes in net unrealized gains and losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income (loss) consist of net realized gain on the purchase of the Company’s capital efficient notes, technical result and other income, other operating expenses, interest expense, net foreign exchange gains and losses and income tax expense or benefit.

The components of net income (loss) for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Underwriting result:
Non-life	$207	472%	$37	$421	99%	$211
Life	4	NM	(8)	(5)	(82)	(30)
Investment result:
Net investment income	145	(1)	146	414	(3)	429
Net realized and unrealized investment gains (losses)	330	NM	(324)	567	NM	(595)
Interest in earnings (losses) of equity investments	2	NM	—	1	NM	—
Corporate and Other:
Net realized gain on purchase of capital efficient notes	—	—	—	89	NM	—
Technical result	4	NM	(6)	8	NM	(2)
Other income	3	95	1	5	37	4
Other operating expenses	(28)	32	(21)	(80)	16	(69)
Interest expense	(6)	(48)	(12)	(22)	(44)	(39)
Net foreign exchange losses	(1)	(79)	(5)	(6)	(30)	(8)
Income tax (expense) benefit	(93)	NM	40	(210)	NM	50

Net income (loss)	$567	NM	$(152)	$1,182	NM	$(49)

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

Three-month result

The underwriting result for the Non-life segment increased by $170 million, from $37 million in the three months ended September 30, 2008 to $207 million in 2009. The increase was principally attributable to:

•	an increase of $183 million, net of reinstatement premiums, related to the lack of catastrophic losses during the three months ended September 30, 2009 compared to the same period in 2008; and

•

an increase of $19 million in net favorable development on prior accident years, from $103 million in the three months ended September 30, 2008 to $122 million in 2009. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•	a decrease of $21 million in net favorable prior quarters’ development; and

•

a decrease of approximately $11 million resulting primarily from a higher frequency of mid-sized losses and higher loss estimates in the credit/surety line of business in 2009 compared to 2008, and normal fluctuations in profitability between periods and between lines of business as the Company’s premium distribution changed based on changing market conditions.

Underwriting result for the Life segment increased by $12 million from a loss of $8 million in the three months ended September 30, 2008 to a profit of $4 million in the same period of 2009. This increase was driven by an increase in profitability of the mortality line, primarily as a result of favorable development in the GMDB line due to improved capital market conditions. See Results by Segment below.

The Company reported net investment income of $145 million in the three months ended September 30, 2009 compared to $146 million in 2008. The 1% decrease in net investment income is primarily attributable to foreign exchange fluctuations, which contributed 4% of the decrease as a result of stronger average U.S. dollar foreign exchange rates in the three months ended September 30, 2009 compared to the same period in 2008. The decrease was also impacted by a) cash outflows from the investment portfolio related to the repayment of the Company’s debt and purchase of the Company’s CENts during the first quarter of 2009; and b) an increase in investment expenses. Partially offsetting these declines were increases in net investment income from fixed maturities due to the reinvestment of cash flows from operations and the purchase of higher yielding investments.

Net realized and unrealized investment gains increased by $654 million, from a loss of $324 million in the three months ended September 30, 2008 to a gain of $330 million in the same period of 2009. This increase in net realized and unrealized investment gains in 2009 was mainly due to the narrowing of credit spreads, decreases in risk-free interest rates and increases in worldwide equity markets. Net realized and unrealized investment gains of $330 million in the three months ended September 30, 2009 were primarily due to the change in net unrealized gains on fixed maturities of $243 million, change in net unrealized gains on equities of $74 million, net realized gains on fixed maturities and short-term investments of $35 million and net realized gains on equities of $11 million, which were partially offset by change in net unrealized losses on other invested assets of $27 million and net realized losses on other invested assets of $10 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the net realized and unrealized investment activity.

Technical result in Corporate and Other relates to insurance-linked securities and principal finance transactions. The increase in the technical result from a loss of $6 million in 2008 to a profit of $4 million in 2009 is mainly due to a decrease of $13 million, net of reinstatement premiums, in large catastrophic losses related to insurance-linked securities in 2008, partially offset by lower net premiums earned in 2009 compared to 2008.

Other operating expenses included in Corporate and Other increased by $7 million from $21 million in the three months ended September 30, 2008 to $28 million in the same period of 2009. The increase was primarily due to consulting and professional fees incurred related to the acquisition of Paris Re.

Interest expense decreased by $6 million in the three months ended September 30, 2009 compared to the same period in 2008 mainly due to the repayment of $200 million of the Company’s $400 million floating-rate long-term debt and the purchase of approximately 75% of the Company’s CENts during the first quarter of 2009.

Net foreign exchange gains and losses decreased from a loss of $5 million in the three months ended September 30, 2008 to a loss of $1 million in the same period of 2009. The decrease in net foreign exchange losses during the three months ended September 30, 2009 resulted from the impact of currency movements on unhedged securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense was $93 million for the three months ended September 30, 2009 compared to an income tax benefit of $40 million for the prior year period. The increase in the income tax expense was primarily due to higher pre-tax income and the geographic (or tax jurisdiction) distribution of the net realized and unrealized gains on investments.

Nine-month result

The underwriting result for the Non-life segment increased by $210 million, from $211 million in the nine months ended September 30, 2008 to $421 million in 2009. The increase was principally attributable to:

•	an increase of $183 million, net of reinstatement premiums, related to the lack of catastrophic losses during the nine months ended September 30, 2009 compared to the same period in 2008;

•

an increase of $15 million in net favorable development on prior accident years, from $350 million in the nine months ended September 30, 2008 to $365 million in 2009. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; and

•

an increase of approximately $12 million resulting primarily from a lower frequency of mid-sized losses in 2009, partially offset by higher loss estimates in the credit/surety line of business in 2009 compared to 2008, and normal fluctuations in profitability between periods and between lines of business.

Underwriting result for the Life segment increased by $25 million from a loss of $30 million in the nine months ended September 30, 2008 to a loss of $5 million in the same period of 2009. This increase was due to favorable development in the GMDB line due to improved capital market conditions, which have an impact on results in this line of business. See Results by Segment below.

The Company reported net investment income of $414 million in the nine months ended September 30, 2009 compared to $429 million in 2008. The 3% decrease in net investment income is primarily attributable to foreign exchange fluctuations, which contributed 5% of the decrease as a result of stronger average U.S. dollar foreign exchange rates in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was also impacted by the same factors as described in the three-month result above.

Net realized and unrealized investment gains increased by $1,162 million, from a loss of a $595 million in the nine months ended September 30, 2008 to a gain of $567 million in the same period of 2009. The increase in net realized and unrealized investment gains in 2009 was mainly due to the narrowing of credit spreads and increases in worldwide equity markets, partially offset by increases in risk-free rates. Net realized and unrealized investment gains of $567 million in the nine months ended September 30, 2009 were primarily due to the change in net unrealized gains on fixed maturities and short-term investments of $380 million, change in net unrealized gains on equities of $199 million, net realized gains on fixed maturities and short-term investments of $64 million and net realized gains on other invested assets of $22 million, which were partially offset by net realized losses on equities of $92 million and change in net unrealized losses on other invested assets of $9 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the net realized and unrealized investment activity.

Net realized gain on purchase of capital efficient notes was $89 million in the nine months ended September 30, 2009, as the Company purchased $187 million of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million.

The increase of $10 million in the Corporate and Other technical result for the first nine months of 2009 compared to 2008 resulted primarily from the insurance-linked securities line, which had a technical profit of $8 million in the nine months ended September 30, 2009 compared to a technical loss of $2 million in the same period of 2008, for the reasons discussed in the three-month result above.

Other operating expenses included in Corporate and Other increased by $11 million from $69 million in the nine months ended September 30, 2008 to $80 million in the same period of 2009. The increase was primarily due to consulting and professional fees incurred related to the acquisition of Paris Re, which were partially offset by lower stock based compensation expense.

Interest expense decreased by $17 million in the nine months ended September 30, 2009 compared to the same period in 2008 mainly due to the repayment of $200 million of the Company’s $400 million floating-rate long-term debt and the purchase of approximately 75% of the Company’s CENts in 2009.

Net foreign exchange losses decreased from a loss of $8 million in the nine months ended September 30, 2008 to a loss of $6 million in the nine months ended September 30, 2009. The decrease during the nine months ended September 30, 2009 was primarily due to lower foreign exchange losses resulting from the impact of currency movements on unhedged securities, which was partially offset by higher foreign exchange losses related to foreign currency exchange hedges on the investment portfolio.

Income tax expense was $210 million for the nine months ended September 30, 2009, compared to income tax benefit of $50 million for the same period in 2008. The increase in the income tax expense was primarily due to higher pre-tax income, including tax on the net realized gain on purchase of CENts of $31 million. The increase in the income tax expense was also due to the geographic (or tax jurisdiction) distribution of the net realized and unrealized gains on investments. In 2008, the Company incurred a $46 million tax charge related to its European reorganization.

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

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and nine months ended September 30, 2009 compared to the same periods in 2008, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 35% and 40% of net premiums written in this sub-segment in the third quarter and first nine months of 2009, respectively. This line typically tends to have a higher loss ratio and a lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of the technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Gross premiums written	$279	6%	$263	$840	(1)%	$849
Net premiums written	279	6	264	841	—	841
Net premiums earned	$312	13	$276	$812	(2)	$827
Losses and loss expenses	(171)	(19)	(212)	(498)	(18)	(610)
Acquisition costs	(80)	20	(67)	(206)	4	(198)

Technical result(1)	$61	NM	$(3)	$108	452	$19
Loss ratio(2)	54.9%		76.9%	61.3%		73.7%
Acquisition ratio(3)	25.7		24.2	25.4		23.9

Technical ratio(4)	80.6%		101.1%	86.7%		97.6%

NM: not meaningful

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 32% and 28% of total net premiums written in the three months and nine months ended September 30, 2009, respectively.

Three-month result

Gross and net premiums written increased by 6% while net premiums earned increased by 13% in the three months ended September 30, 2009 compared to the same period in 2008. The increase in gross premiums written was primarily attributable to increases in the property, motor and agriculture lines of business. The largest increase in gross premiums written was in the property line, which benefited from a treaty written on December 31, 2008 and subsequently renewed in 2009. The increase in the motor line was driven by new business written and the agriculture line benefited from lower downward premium adjustments compared to the same period in 2008. The increases in gross premiums written were partially offset by decreases in the casualty line, primarily as a result of declining casualty pricing and overall market conditions. The increase in net premiums earned of 13% was higher than the increase in net premiums written of 6% and was primarily driven by a decrease in net premiums written in the casualty line of business relating to proportional business, which due to its earned premium pattern, will lag in earned premium impact.

Nine-month result

Gross premiums written and net premiums earned decreased 1% and 2%, respectively, in the nine months ended September 30, 2009 compared to the same period in 2008, while net premiums written remained flat. These decreases in gross premiums written and net premiums earned were primarily attributable to the casualty and agriculture lines of business, reflecting declining casualty pricing and market conditions and lower agricultural commodity price levels. These decreases were partially offset by increases in the property line, as described in the three-month result above, as well as the motor line. Notwithstanding the overall declining market conditions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $43 million, or 13.7 points on the loss ratio of this sub-segment; c) a lower level of mid-sized losses; d) increasing loss trends, predominantly in the casualty line of business; and e) an increase in the book of business and exposure as evidenced by the increase in the net premiums earned. The net favorable loss development of $43 million resulted primarily from net favorable development for prior accident years in the casualty line of business and was partially offset by all other lines of business within this sub-segment, which experienced combined adverse loss development for prior accident years of $9 million. Loss information provided by cedants in the three months ended September 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for the casualty line of business (increased for all other lines of business), which had the net effect of decreasing (increasing for all other lines of business) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $24 million, or 8.6 points on the loss ratio of this sub-segment; b) a higher level of mid-sized losses mainly in the agriculture and property lines of business; and c) net favorable loss development on prior accident years of $16 million, or 5.9 points on the loss ratio of this sub-segment. The net favorable loss development of $16 million included net favorable development for prior accident years in all lines of business, with the exception of motor and multiline, which experienced combined adverse loss development for prior accident years of $11 million.

The decrease of $41 million in losses and loss expenses for the three months ended September 30, 2009 compared to the same period of 2008 included:

•	an increase of $27 million in net favorable prior year development; and

•	a decrease of $24 million, related to the lack of catastrophic losses in 2009; partially offset by

•

an increase in losses and loss expenses of approximately $10 million resulting from increasing loss trends, predominantly in the casualty line of business, an increase in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by a lower level of mid-sized losses.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $120 million, or 14.8 points on the loss ratio of this sub-segment; c) a lower level of mid-sized losses; d) increasing loss trends, predominantly in the casualty line of business; and e) a decrease in the book of business and exposure. The net favorable loss development of $120 million included net favorable development for prior accident years in all lines of business, with the exception of the multiline, motor and credit/surety lines of business, which experienced combined adverse loss development for prior accident years of $17 million. Loss information provided by cedants in the nine months ended September 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for multiline, motor and credit/surety), which had the net effect of decreasing (increasing for multiline, motor and credit/surety) prior year loss estimates.

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

The decrease of $112 million in losses and loss expenses for the nine months ended September 30, 2009 compared to the same period of 2008 included:

•	an increase of $66 million in net favorable prior year development;

•	a decrease of $24 million, related to the lack of catastrophic losses in 2009; and

•

a decrease in losses and loss expenses of approximately $22 million resulting from a combination of a lower level of mid-sized losses, a decrease in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by increasing loss trends, mainly in the casualty line of business.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs for the three months ended September 30, 2009 increased compared to the same period in 2008 as a result of higher net premiums earned. The acquisition ratio for the three months ended September 30, 2009 increased compared to the same period in 2008 mainly as a result of an increase in proportional property business, which carries a higher acquisition cost ratio, and higher profit commission adjustments reported by cedants.

Nine-month result

Acquisition costs and the acquisition ratio for the nine months ended September 30, 2009 increased compared to the same period in 2008 mainly as a result of an increase in proportional property business and higher profit commission adjustments reported by cedants for most lines of business, except for the agriculture line.

Technical result and technical ratio

Three-month result

The increase of $64 million in the technical result and the corresponding decrease in technical ratio in the three months ended September 30, 2009 compared to the same period of 2008 was primarily attributable to an increase in net favorable prior year development of $27 million, an increase of $24 million related to the lack of catastrophic losses in 2009, a lower level of mid-sized losses and higher net premiums earned, and was partially offset by increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

Nine-month result

The increase of $89 million in the technical result and the corresponding decrease in technical ratio in the nine months ended September 30, 2009 compared to the same period of 2008 was primarily attributable to an increase in net favorable prior year development of $66 million, an increase of $24 million related to the lack of catastrophic losses in 2009 and a lower level of mid-sized losses, and was partially offset by lower net premiums earned, increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 91% and 84% of net premiums written for this sub-segment in the three months and nine months ended September 30, 2009, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Gross premiums written	$125	(9)%	$137	$544	(16)%	$645
Net premiums written	124	(9)	137	541	(16)	642
Net premiums earned	$160	(18)	$195	$478	(18)	$582
Losses and loss expenses	(84)	(15)	(98)	(241)	(27)	(332)
Acquisition costs	(39)	(17)	(47)	(119)	(19)	(147)

Technical result	$37	(25)	$50	$118	15	$103
Loss ratio	52.2%		50.3%	50.5%		57.1%
Acquisition ratio	24.5		24.2	24.8		25.2

Technical ratio	76.7%		74.5%	75.3%		82.3%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 14% and 18% of total net premiums written in the three months and nine months ended September 30, 2009, respectively.

Three-month result

The decrease of 9% in gross and net premiums written and 18% in net premiums earned was primarily due to the stronger U.S. dollar in the three months ended September 30, 2009 compared to the same period in 2008, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 10%. The decrease in gross and net premiums written in the three months ended September 30, 2009 compared to the same period of 2008 resulted from the motor and casualty lines of business and was partially offset by an increase in renewals in the property line. The decrease in net premiums earned of 18% in the three months ended September 30, 2009 compared to the same period in 2008 resulted from all lines of business in this sub-segment and was greater than the decrease in net premiums written primarily due to new and renewal business written during the third quarter of 2009, which was fully reflected in net premiums written but only partially earned during the three months ended September 30, 2009.

Nine-month result

The decrease in gross and net premiums written of 16% and net premiums earned of 18% was primarily due to the stronger U.S. dollar in the nine months ended September 30, 2009 compared to the same period in 2008. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 13%. The decreases resulted from all lines of business in this sub-segment and were attributable to treaty cancellations during renewal, declines in pricing, increased competition and increased risk retention by cedants. Notwithstanding the declines in pricing, increased competition and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $46 million, or 29.1 points on the loss ratio; c) net favorable loss development on prior 2009 quarters of $4 million or 2.3 points on the loss ratio; d) a higher level of mid-sized losses; and e) a decrease in the book of business and exposure. The net favorable loss development of $46 million included net favorable development in all lines of business, particularly casualty and motor, and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended September 30, 2009 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended September 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 reflected a) net favorable loss development on prior accident years of $41 million, or 20.8 points on the loss ratio; and b) net favorable loss development on the prior 2008 quarters of $7 million, or 3.4 points on the loss ratio. The net favorable loss development of $41 million included net favorable development in all lines of business, except for the motor line.

The decrease of $14 million in losses and loss expenses for the three months ended September 30, 2009 compared to the same period in 2008 included:

•

a decrease in losses and loss expenses of approximately $12 million resulting from a decrease in the book of business (including the impact of foreign exchange) and normal fluctuations in profitability between periods partially offset by a higher level of mid-sized losses; and

•	an increase of $5 million in net favorable prior year development; partially offset by

•	a decrease of $3 million in net favorable prior quarters’ development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $133 million, or 28.0 points on the loss ratio; c) a lower level of mid-sized losses; and d) a decrease in the book of business and exposure. The net favorable loss development of $133 million included net favorable development in all lines of business, and was primarily due to favorable loss emergence, as losses reported by cedants during the nine months ended September 30, 2009 for prior accident years were lower than the Company expected. Loss information provided by cedants in the nine months ended September 30, 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

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

The decrease of $91 million in losses and loss expenses for the nine months ended September 30, 2009 compared to the same period in 2008 included:

•

a decrease in losses and loss expenses of approximately $108 million resulting mainly from a decrease in the book of business (including the impact of foreign exchange), as well as a lower level of mid-sized losses, and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $17 million in net favorable prior year development.

Acquisition costs and acquisition ratio

Three-month and nine-month result

Acquisition costs decreased in the three months and nine months ended September 30, 2009 compared to 2008 as a result of lower net premiums earned. The acquisition ratio in the three months ended September 30, 2009 was comparable to the same period in 2008, while the acquisition ratio in the nine months ended September 30, 2009 decreased compared to the same period in 2008 due to lower profit commission adjustments reported by cedants in 2009 compared to 2008.

Technical result and technical ratio

Three-month result

The decrease of $13 million in technical result and corresponding increase in technical ratio for the three months ended September 30, 2009 compared to the same period in 2008 was primarily explained by a decrease of $15 million resulting from a higher level of mid-sized losses, normal fluctuations in profitability between periods and a decrease of $3 million in net favorable prior quarters’ development, partially offset by an increase of $5 million in net favorable prior year development.

Nine-month result

The increase of $15 million in technical result and corresponding decrease in technical ratio for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily explained by an increase of $32 million resulting from a lower level of mid-sized losses and normal fluctuations in profitability between periods, partially offset by a decrease of $17 million in net favorable prior year development.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and accounted for 22% and 25% of the net premiums written in this sub-segment in the three months and nine months ended September 30, 2009, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 69% and 62% of the net premiums written, while specialty casualty is considered to be long-tail and represented 9% and 13% of the net premiums written in this sub-segment in the three months and nine months ended September 30, 2009, respectively.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Gross premiums written	$284	3%	$276	$875	(5)%	$921
Net premiums written	283	3	274	846	(6)	898
Net premiums earned	$295	2	$290	$774	(1)	$780
Losses and loss expenses	(195)	6	(185)	(504)	6	(476)
Acquisition costs	(73)	2	(72)	(183)	(9)	(201)

Technical result	$27	(18)	$33	$87	(16)	$103
Loss ratio	66.1%		63.8%	65.1%		61.1%
Acquisition ratio	24.8		24.8	23.7		25.7

Technical ratio	90.9%		88.6%	88.8%		86.8%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 32% and 28% of total net premiums written in the three months and nine months ended September 30, 2009, respectively.

Three-month result

Gross and net premiums written increased by 3% and net premiums earned increased by 2% during the three months ended September 30, 2009 compared to the same period in 2008. The increases were primarily driven by new business written in the engineering, agriculture and energy lines of business. The credit/surety, specialty casualty and marine lines of business decreased, driven by a continuing reduction in exposure given the deterioration in credit and economic conditions, declines in pricing and a reduction in demand. Foreign exchange fluctuations contributed 5%, 5% and 6% to the decrease in gross and net premiums written and net premiums earned, respectively, due to the stronger U.S. dollar in the three months ended September 30, 2009 compared to the same period in 2008.

Nine-month result

Gross and net premiums written decreased by 5% and 6%, respectively, and net premiums earned decreased by 1% during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily due to the stronger U.S. dollar in the nine months ended September 30, 2009 compared to the same period in 2008. Foreign exchange fluctuations contributed 8% to the decrease in gross and net premiums written and net premiums earned. The decrease in gross and net premiums written was primarily driven by decreases in the credit/surety and specialty casualty lines of business due to a reduction in exposure and declines in pricing. The decreases in the gross and net premiums written were partially offset by increases in the energy, marine and agriculture lines of business as a result of new treaties and improved pricing. The decrease in net premiums earned of 1% in the nine months ended September 30, 2009 compared to the same period in 2008 was lower than the decrease in net premiums written of 6% due to an increase in business written in 2008, which was earned in 2009. Notwithstanding the increased competition, declines in pricing and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected a) no large catastrophic losses; b) a lower level of mid-sized losses; c) net favorable loss development on prior accident years of $18 million, or 6.2 points on the loss ratio and net favorable loss development on prior 2009 quarters of $2 million, or 0.5 points on the loss ratio; d) increasing loss trends and higher loss estimates in the credit/surety line of business reflecting the deterioration in economic and credit conditions; and e) an increase in the book of business and exposure. The net favorable development of $18 million reported in the three months ended September 30, 2009 included net favorable loss development for prior accident years in all lines of business, except credit/surety and agriculture, which experienced combined adverse loss development for prior accident years of $8 million. Loss information provided by cedants in the three months ended September 30, 2009 for prior accident years was lower than the Company expected (higher for credit/surety and agriculture) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for credit/surety and agriculture) its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing (increasing for credit/surety and agriculture) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $28 million, or 9.3 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $21 million, or 7.3 points on the loss ratio; c) net favorable loss development on prior 2008 quarters of $19 million, or 6.7 points on the loss ratio; d) a higher than usual level of mid-sized losses; and e) an increase in the book of business and exposure. The net favorable development of $21 million reported in the three months ended September 30, 2008 included net favorable loss development for prior accident years in all lines of business with the exception of the specialty casualty and credit/surety lines of business, which experienced combined net adverse loss development for prior accident years of $11 million.

The increase of $10 million in losses and loss expenses for the three months ended September 30, 2009 compared to the same period in 2008 included:

•	a decrease of $17 million and $3 million in net favorable prior quarters’ and prior year development, respectively; and

•

an increase in losses and loss expenses of approximately $18 million resulting from increasing loss trends and higher loss estimates in the credit/surety line of business, modestly lower profitability on business written in 2009, partially offset by a lower level of mid-sized losses and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $28 million, related to the lack of catastrophic losses.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected a) no large catastrophic losses; b) a lower level of mid-sized losses; c) net favorable loss development on prior accident years of $74 million, or 9.6 points on the loss ratio; and d) increasing loss trends and higher loss estimates in the credit/surety line of business. The net favorable development of $74 million reported in the nine months ended September 30, 2009 included net favorable loss development for prior accident years in all lines of business with the exception of credit/surety, marine and agriculture, which experienced combined adverse loss development for prior accident years of $8 million. Loss information provided by cedants in the nine months ended September 30, 2009 for prior accident years was lower than the Company expected (higher for credit/surety, marine and agriculture) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for the credit/surety, marine and agriculture lines), which had the net effect of decreasing (increasing for the credit/surety, marine and agriculture lines) prior year loss estimates.

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

The increase of $28 million in losses and loss expenses for the nine months ended September 30, 2009 compared to the same period in 2008 included:

•	a decrease of $12 million in net favorable prior year development; and

•

an increase in losses and loss expenses of approximately $44 million resulting from increasing loss trends and higher loss estimates in the credit/surety line of business and modestly lower profitability on business written in 2009, partially offset by a lower level of mid-sized losses and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $28 million related to the lack of catastrophic losses in 2009.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased in the three months ended September 30, 2009 compared to the same period in 2008 as a result of higher net premiums earned. The acquisition ratio in the three months ended September 30, 2009 remained flat reflecting the impact of a shift in the distribution of net premiums earned to lines of business and to treaty types that carry higher cost ratios, offset by lower profit commission adjustments reported by cedants in 2009 and reduced acquisition costs following the premium deficiency recorded in the fourth quarter of 2008 in the credit/surety line of business.

Nine-month result

Acquisition costs decreased in the three months ended September 30, 2009 compared to the same period in 2008 mainly as a result of a premium deficiency recorded in the credit/surety line of business in the fourth quarter of 2008 which reduced acquisition costs, and lower net premiums earned. The acquisition ratio in the nine months ended September 30, 2009 decreased compared to the same period in 2008 due to the impact of the premium deficiency and lower profit commission adjustments reported by the cedants in the nine months ended September 30, 2009 compared to 2008.

Technical result and technical ratio

Three-month result

The decrease of $6 million in the technical result and corresponding increase in the technical ratio for the three months ended September 30, 2009 compared to the same period in 2008 was explained by a decrease of $20 million in net favorable prior quarter and prior year development, increasing loss trends and higher loss estimates in the credit/surety line of business and modestly lower profitability of business written in 2009, partially offset by an increase of $28 million related to the lack of catastrophic losses in 2009, a lower level of mid-sized losses and normal fluctuations in profitability between periods.

Nine-month result

The decrease of $16 million in the technical result and corresponding increase in the technical ratio for the nine months ended September 30, 2009 compared to the same period in 2008 was explained by a decrease of $12 million in net favorable prior year development, increasing loss trends and higher loss estimates in the credit/surety line of business and modestly lower profitability of business written in 2009, partially offset by an increase of $28 million related to the lack of catastrophic losses in 2009, a lower level of mid-sized losses, lower acquisition costs and normal fluctuations in profitability between periods.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability. The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Gross premiums written	$47	(3)%	$48	$376	(4)%	$391
Net premiums written	47	(3)	48	376	(4)	391
Net premiums earned	$159	—	$159	$290	(4)	$301
Losses and loss expenses	(9)	(93)	(128)	2	NM	(111)
Acquisition costs	(12)	(15)	(14)	(23)	(15)	(27)

Technical result	$138	732	$17	$269	65	$163
Loss ratio	5.6%		80.8%	(0.8)%		36.6%
Acquisition ratio	7.4		8.7	8.1		9.1

Technical ratio	13.0%		89.5%	7.3%		45.7%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 5% and 12% of total net premiums written in the three months and nine months ended September 30, 2009, respectively.

Three-month result

Gross and net premiums written decreased by 3% and net premiums earned were flat in the three months ended September 30, 2009 compared to the same period of 2008 as a result of a decrease in reinstatement premiums of $17 million, related to Hurricanes Ike and Gustav, recorded in the three months ended September 30, 2008, which was offset by timing differences between periods related to recording of the premiums compared to the same period in 2008. Net premiums earned are normally significantly higher compared to gross and net premiums written during the third quarter due to seasonality in the earnings pattern for U.S. wind business, which results in higher earned premiums in quarters with more wind exposure. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 2%.

Nine-month result

Gross and net premiums written and net premiums earned decreased by 4% in the nine months ended September 30, 2009 compared to the same period of 2008. The decreases in gross and net premiums written and net premiums earned were primarily due to the stronger U.S. dollar in the nine months ended September 30, 2009 compared to the same period in 2008. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 4%. The decrease in reinstatement premiums of $17 million, as discussed in the three-month result, was offset by an increase in renewals.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $15 million, or 9.6 points on the loss ratio; and c) a higher level of mid-sized losses. The net favorable development of $15 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended September 30, 2009 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2008 reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $148 million, or 94.9 points on the loss ratio of this sub-segment; and b) net favorable loss development on prior accident years of $25 million, or 15.5 points on the loss ratio.

The decrease of $119 million in losses and loss expenses for the three months ended September 30, 2009 compared to the same period in 2008 included:

•	a decrease of $148 million related to the lack of catastrophic losses in 2009; partially offset by

•	a decrease of $10 million in net favorable prior year development; and

•	an increase of $19 million resulting from a higher level of mid-sized losses.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $38 million, or 13.0 points on the loss ratio; and c) a higher level of mid-sized losses. The net favorable development of $38 million was primarily due to favorable loss emergence, as losses reported by cedants in the nine months ended September 30, 2009 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2008 reflected a) large catastrophic losses related to Hurricanes Ike and Gustav of $148 million, or 50.0 points on the loss ratio of this sub-segment; b) net favorable loss development on prior accident years of $60 million, or 19.8 points on the loss ratio; and c) a lower level of mid-sized loss activity.

The decrease of $113 million in losses and loss expenses for the nine months ended September 30, 2009 compared to the same period in 2008 included:

•	a decrease of $148 million related to the lack of catastrophic losses in 2009; partially offset by

•	a decrease of $22 million in net favorable prior year development; and

•	an increase of $13 million resulting from a higher level of mid-sized losses.

Acquisition costs and acquisition ratio

Three-month and nine-month result

Acquisition costs and the acquisition ratio decreased in the three months and nine months ended September 30, 2009 compared to 2008 primarily due to profit commissions received from certain cedants in 2009.

Technical result and technical ratio

Three-month result

The increase of $121 million in the technical result and corresponding decrease in the technical ratio in the three months ended September 30, 2009 compared to the same period in 2008 was primarily explained by an increase of $131 million, net of reinstatement premiums, related to the lack of catastrophic losses in 2009 and normal fluctuations in profitability between periods, partially offset by a decrease of $10 million in net favorable prior year development and a higher level of mid-sized losses.

Nine-month result

The increase of $106 million in the technical result and corresponding decrease in the technical ratio in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily explained by an increase of $131 million, net of reinstatement premiums, related to the lack of catastrophic losses in 2009 and normal fluctuations in profitability between periods, partially offset by a decrease of $22 million in net favorable prior year development and a higher level of mid-sized losses.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Gross premiums written	$157	12%	$140	$438	(3)%	$453
Net premiums written	157	11	141	433	(3)	448
Net premiums earned	$160	8	$149	$423	(4)	$440
Life policy benefits	(115)	2	(114)	(313)	(10)	(347)
Acquisition costs	(28)	(13)	(32)	(83)	(10)	(91)

Technical result	$17	434	$3	$27	NM	$2
Other income	—	—	—	2	NM	—
Other operating expenses	(13)	21	(11)	(34)	6	(32)
Net investment income	16	(6)	17	46	(9)	51

Allocated underwriting result(1)	$20	115	$9	$41	96	$21

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 17% and 14% of total net premiums written in the three months and nine months ended September 30, 2009, respectively.

Three-month result

Gross and net premiums written and net premiums earned increased by 12%, 11% and 8%, respectively, in the three months ended September 30, 2009 compared to the same period in 2008. The increase in gross and net premiums written and premiums earned resulted from all lines of business and was primarily driven by growth in the longevity line of business and new business in the mortality line. These increases were partially offset by the stronger U.S. dollar in the three months ended September 30, 2009 compared to the same period in 2008, as foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 11%.

Nine-month result

Gross and net premiums written decreased by 3% and net premiums earned decreased by 4% in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in gross and net premiums written and net premiums earned was primarily driven by the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 14% as a result of the stronger U.S. dollar in the nine months ended September 30, 2009 compared to the same period in 2008. The decreases in gross and net premiums written and net premiums earned were partially offset by new business in the mortality line and growth in longevity line of business.

Life policy benefits

Three-month result

Life policy benefits increased by $1 million in the three months ended September 30, 2009 compared to the same period in 2008. The increase was primarily driven by the growth in the longevity and mortality lines of business, partially offset by net favorable development of $14 million in the three months ended September 30, 2009 compared to net adverse development of $5 million the same period in 2008. The net favorable development of $14 million in the three months ended September 30, 2009 was mainly driven by the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. The net adverse development of $5 million in the three months ended September 30, 2008 also resulted primarily from the GMDB business.

Nine-month result

Life policy benefits decreased by $34 million in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was primarily attributable to net favorable development of $11 million in 2009 compared to net adverse development of $10 million in the same period in 2008. The net favorable development in 2009 and the net adverse development in 2008 were primarily due to the GMBD business, as discussed in the three-month result above. Additionally, life policy benefits decreased as a result of a decrease in net premiums earned, mainly driven by changes in foreign exchange.

Acquisition costs

Three-month and nine-month result

The decrease in acquisition costs in the three months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to the impact of foreign exchange fluctuations, downward profit commission adjustments reported by cedants and new business with lower cost ratios, partially offset by acquisition costs on higher premiums earned. The decrease in acquisition costs in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the impact of foreign exchange fluctuations, partially offset by acquisition costs related to new business in the mortality line and growth in the longevity line.

Net investment income

Three-month and nine-month result

Net investment income decreased by $1 million and $5 million for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily as a result of the impact of foreign exchange fluctuations and a decrease in interest rates, partially offset by higher invested assets.

Allocated underwriting result

Three-month and nine-month result

The increase of $11 million and $20 million, respectively, in allocated underwriting result in the three months and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily explained by the increase in the technical result. The increase in technical result was driven by favorable development of $14 million and $12 million, respectively, from the GMDB business in the three months and nine months ended September 30, 2009 compared to adverse development of $5 million and $16 million, respectively, for the same periods in 2008, and normal fluctuations in profitability between periods.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Non-life
Property and casualty
Casualty	12%	16%	13%	15%
Property	18	14	18	16
Motor	6	6	6	6
Multiline and other	2	3	3	3
Specialty
Agriculture	9	7	7	7
Aviation/Space	5	6	4	4
Catastrophe	5	6	12	12
Credit/Surety	6	8	5	7
Engineering	8	5	5	5
Energy	3	2	3	2
Marine	4	5	4	3
Specialty casualty	3	4	4	4
Specialty property	2	2	2	2
Life	17	16	14	14

Total	100%	100%	100%	100%

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

•

Property: the increase was primarily the result of a proportional treaty written on December 31, 2008 and subsequently renewed in 2009, in the U.S. sub-segment, as well as new business opportunities reflecting the gradual hardening of catastrophe-exposed lines.

•	Credit/surety: the decrease in net premiums written was driven by a reduction in exposure in this line of business due to the deterioration in economic and credit market conditions.

•	Engineering: the increase in net premiums written was due to new and renewal business, including increased shares.

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

The distribution of gross premiums written by treaty type for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Non-life Segment
Proportional	59%	59%	52%	52%
Non-Proportional	19	21	30	30
Facultative	4	4	4	4
Life Segment
Proportional	17	16	13	13
Non-Proportional	1	—	1	1

Total	100%	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The decrease in the percentage of non-proportional gross premiums written in the Non-life segment in the three months ended September 30, 2009 compared to the same period in 2008 resulted primarily from decreases in the casualty line of business in the U.S. sub-segment, while the Life segment increased due to growth in the longevity line of business.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
North America	42%	44%	42%	41%
Europe	36	42	40	46
Latin America, Caribbean and Africa	15	9	10	7
Asia, Australia and New Zealand	7	5	8	6

Total	100%	100%	100%	100%

The distribution of gross premiums written in Europe was affected by foreign exchange fluctuations, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. The increase in gross premiums written in Latin America, Caribbean and Africa is primarily due to an increase in the property line of business in the Global (Non-U.S.) P&C sub-segment.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Broker	73%	71%	72%	72%
Direct	27	29	28	28

Total	100%	100%	100%	100%

The distribution of gross premiums written by production source was comparable between both periods.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and nine months ended September 30, 2009 and 2008 (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Fixed maturities	$139	6%	$131	$400	5%	$380
Short-term investments, cash and cash equivalents	3	(34)	4	6	(61)	15
Equities	3	(54)	8	10	(56)	23
Funds held and other	9	(11)	10	24	(18)	30
Investment expenses	(9)	26	(7)	(26)	37	(19)

Net investment income	$145	(1)	$146	$414	(3)	$429

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income decreased in the three months ended September 30, 2009 compared to the same period in 2008 for the following reasons:

•	the strengthening of the U.S. dollar, on average, in the three months ended September 30, 2009 compared to the same period in 2008 contributed 4% to the decrease in net investment income;

•	a decrease in net investment income from equities due to a lower level of equity exposures held, on average, during the three months ended September 30, 2009 compared to the same period in 2008; and

•	increased investment expenses; partially offset by

•

an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and from the purchase of higher yielding investments. This increase was mitigated by cash flows used for the repayment of $200 million of debt and the purchase of 75% of the outstanding CENts during the first quarter of 2009.

Nine-month result

Net investment income decreased in the nine months ended September 30, 2009 compared to the same period in 2008 for the following reasons:

•	the strengthening of the U.S. dollar, on average, in the nine months ended September 30, 2009 compared to the same period in 2008 contributed 5% to the decrease in net investment income;

•	the net impact of the factors listed under the three-month result above; and

•	the impact of lower yields on short-term investments and foreign exchange on funds held; partially offset by

•	an increase in net investment income from fixed maturities as described above.

Net Realized and Unrealized Investment Gains (Losses)

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities. In addition, the Company records changes in fair value for substantially all of its investments as unrealized investment gains or losses in its Condensed Consolidated Statements of Operations. Realized and unrealized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates, credit spreads, and equity market conditions.

As discussed in Overview above, the global economy and financial markets continued to show signs of improvement during the three months and nine months ended September 30, 2009 and this had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized gains (losses) on investments compared to 2008.

The components of net realized and unrealized investment gains (losses) for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Net realized investment gains (losses) on fixed maturities and short-term investments	$35	$(92)	$64	$(29)
Net realized investment gains (losses) on equities	11	(58)	(92)	(104)
Net realized (losses) gains on other invested assets	(10)	(35)	22	(28)
Change in net unrealized (losses) gains on other invested assets	(27)	2	(9)	14
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments subject to the fair value option	243	(98)	380	(328)
Change in net unrealized investment gains (losses) on equities subject to the fair value option	74	(56)	199	(131)
Net other realized and unrealized investment gains	4	13	3	11

Net realized and unrealized investment gains (losses)	$330	$(324)	$567	$(595)

Three-month result

Net realized and unrealized investment gains (losses) increased by $654 million, from a $324 million loss in the three months ended September 30, 2008 to a $330 million gain in the same period of 2009. The increase in net realized and unrealized investment gains (losses) was primarily due to the narrowing of credit spreads, improvements in worldwide equity markets, and a decrease in risk-free interest rates. Net realized and unrealized investment gains (losses) of $330 million in the three months ended September 30, 2009 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments and equities of $317 million and net realized investment gains on fixed maturities and short-term investments and equities of $46 million, which were partially offset by net realized and unrealized losses on other invested assets of $37 million.

Net realized losses on other invested assets of $10 million in the three months ended September 30, 2009 primarily relate to losses on credit default swaps. Net unrealized losses on other invested assets of $27 million primarily relate to unrealized losses on treasury futures, which were partially offset by unrealized gains on credit default swaps and principal finance transactions. Net realized losses and the change in unrealized losses on other invested assets of $33 million in the three months ended September 30, 2008 primarily relate to losses on treasury futures.

Nine-month result

Net realized and unrealized investment gains (losses) increased by $1,162 million, from a $595 million loss in the nine months ended September 30, 2008 to a $567 million gain in the same period of 2009. The increase in net realized and unrealized investment gains (losses) was primarily due to the narrowing of credit spreads and improvements in worldwide equity markets, and was partially offset by an increase in risk-free interest rates. Net realized and unrealized investment gains of $567 million in the nine months ended September 30, 2009 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments and equities of $579 million and net realized investment gains on fixed maturities and short-term investments and other invested assets of $86 million, and were partially offset by net realized losses on equities and the change in net unrealized losses on other invested assets of $101 million.

Net realized gains on other invested assets of $22 million in the nine months ended September 30, 2009 primarily relate to gains on treasury and equity futures, which were partially offset by net realized losses on credit default swaps. Net unrealized losses on other invested assets of $9 million primarily relate to unrealized losses on treasury futures and credit default swaps, which were partially offset by unrealized gains on total return and interest rate swaps and other principal finance transactions. Net realized losses and the change in unrealized losses on other invested assets of $14 million in the nine months ended September 30, 2008 primarily relate to losses on treasury and equity futures.

Interest in Earnings of Equity Investments

Three-month and nine-month result

The Company’s interest in earnings of equity investments was $2 million and $1 million for the three months and nine months ended September 30, 2009, respectively, compared to break-even for the same period in 2008. These results represent the aggregate activity of several limited partnerships and unrelated private placement investments.

Technical Result and Other Income

Three-month and nine-month result

Technical result and other income included in Corporate and Other primarily relates to income on insurance linked securities and principal finance transactions and reflects a gain of $7 million combined for three months ended September 30, 2009, compared to a loss of $5 million combined in 2008, and $13 million combined for the nine months ended September 30, 2009 compared to $2 million combined for the same period in 2008. The 2008 three month and nine month results include a loss of $13 million related to Hurricanes Ike and Gustav.

Other Operating Expenses

The Company’s total other operating expenses for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2009	% Change 2009 over 2008	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	% Change 2009 over 2008	For the nine months ended September 30, 2008
Other operating expenses	$102	18%	$87	$284	3%	$276

Three-month result

Other operating expenses represent 9.4% and 8.1% of net premiums earned (both life and non-life) for the three months ended September 30, 2009 and 2008, respectively. Other operating expenses included in Corporate and Other were $28 million and $21 million, of which $25 million and $16 million are related to corporate activities for the three months ended September 30, 2009 and 2008, respectively.

The increase in other operating expenses of 18% for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to higher personnel costs and an $8 million increase in consulting fees, which was primarily related to the acquisition of Paris Re. These increases were partially offset by the strengthening of the U.S. dollar, on average, which contributed a 3% decrease in other operating expenses.

Nine-month result

Other operating expenses represent 10.2% and 9.4% of net premiums earned (both life and non-life) for the nine months ended September 30, 2009 and 2008, respectively. Other operating expenses included in Corporate and Other were $80 million and $69 million, of which $70 million and $57 million are related to corporate activities for the nine months ended September 30, 2009 and 2008, respectively.

The increase in other operating expenses of 3% for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to higher personnel costs and an $18 million increase in consulting fees, which was primarily related to the acquisition of Paris Re. These increases were partially offset by the strengthening of the U.S. dollar, on average, which contributed a 5% decrease in other operating expenses.

Financial Condition, Liquidity and Capital Resources

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion of financial condition, liquidity and capital resources at September 30, 2009 focuses only on material changes from December 31, 2008.

Investments

Total investments and cash were $13.1 billion at September 30, 2009, compared to $11.7 billion at December 31, 2008. The major factors influencing the increase in the nine months ended September 30, 2009 were:

•	net cash provided by operating activities of $775 million;

•

an increase in the market value of the investment portfolio (realized and unrealized) of $567 million resulting from an increase in the fixed maturity and short-term investment portfolios of $444 million, an increase in the equity portfolio of $107 million, an increase in other invested assets of $13 million, and other increases of $3 million;

•

other factors, the primary one being the net positive influence of the effect of a weaker U.S. dollar at September 30, 2009 relative to the euro and other currencies as it relates to the conversion of invested assets into U.S. dollars, amounting to approximately $215 million;

•	the 6.1% investment in Paris Re of $96 million; and

•	a decrease in net receivable for securities sold of $80 million; partially offset by

•	reductions of $294 million related to the repayment of debt of $200 million and the purchase of the capital efficient notes of $94 million; and

•	dividend payments on common and preferred shares totaling $106 million.

The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At September 30, 2009, the liability funds totaled $7.4 billion and were comprised of cash and cash equivalents and high-quality fixed income securities. The capital funds, which totaled $5.8 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K.

The market value of investments classified as trading securities was $12.2 billion at September 30, 2009. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations.

At September 30, 2009, approximately 96% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 94% of the Company’s fixed income securities were publicly traded. The average credit quality of the Company’s fixed income securities at September 30, 2009 was AA, comparable to the position at December 31, 2008.

The average duration of the Company’s investment portfolio was 3.0 years at September 30, 2009 and 3.1 years at December 31, 2008. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures at September 30, 2009 allowed the Company to decrease the duration of its investment portfolio from 3.6 years to 3.0 years.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at September 30, 2009 was 3.6% compared to 5.2% at December 31, 2008, reflecting narrowing credit spreads and lower reinvestment rates, partially offset by higher risk-free interest rates. The Company’s investment portfolio generated a positive total return of 3.7% and 8.2%, excluding the effects of foreign exchange, for the three months and nine months ended September 30, 2009, respectively.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at September 30, 2009 were as follows (in millions of U.S. dollars):

September 30, 2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$693	$15	$(2)	$706
Other foreign governments	2,939	101	(1)	3,039
Corporate	4,297	236	(31)	4,502
Mortgage/asset-backed securities	2,979	102	(76)	3,005

Total fixed maturities	10,908	454	(110)	11,252
Short-term investments	47	2	—	49
Equities	788	98	(21)	865

Total	$11,743	$554	$(131)	$12,166

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

U.S. government and agencies included U.S. treasuries, agencies of the U.S. government and U.S. municipalities. At September 30, 2009, U.S. treasuries accounted for 89% of this category. Although U.S. treasuries and agencies are not rated, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. The U.S. municipalities held are rated AAA.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At September 30, 2009, 71% of this category was rated AAA (compared to 88% at December 31, 2008, as the Company reallocated exposure from certain AAA rated government securities to AA and A rated government securities), while investment grade foreign government and agency obligations accounted for the remaining 29%. The largest four foreign government issuers (Germany, Canada, France and Italy) accounted for 88% of this category at September 30, 2009.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At September 30, 2009, 94% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 65% were rated A- or better. While the ten largest issuers accounted for 21% of the corporate bonds held by the Company at September 30, 2009 (7% of total investments and cash), no single issuer accounted for more than 4% of total corporate bonds or 2% of the Company’s total investments and cash at September 30, 2009. At September 30, 2009, U.S. bonds comprised 80% of this category, and the main exposures by economic sector were 31% in finance (12% were banks), 15% in consumer noncyclicals and 13% in communications. Within the finance sector, 99% of corporate bonds were rated investment grade and 87% were rated A- or better at September 30, 2009.

In the mortgage/asset-backed securities category, 91% were U.S. mortgage-backed and asset-backed securities at September 30, 2009. These securities generally have a low risk of default as most are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at September 30, 2009, other than a $20 million investment in a distressed asset vehicle (included in other invested assets) where the Company deemed that the entry point and price of the investment were attractive. At September 30, 2009, the Company’s U.S. mortgage-backed and asset-backed securities included approximately $77 million (3%) of commercial mortgage-backed securities and collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.7 billion at September 30, 2009, approximately 9% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 9% of this category at September 30, 2009 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 98% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of U.S. corporations, foreign asset-backed securities, foreign governments and U.S. government and agencies. At September 30, 2009, corporates (consisting primarily of catastrophe bonds) comprised 78% of this category, of which 78% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while foreign asset-backed securities, foreign governments and U.S. government and agencies comprised 10%, 7% and 5%, respectively, and were rated AAA.

Publicly traded common stocks (including public exchange traded funds and real estate investment trusts (REITs)) comprised 95% of equities at September 30, 2009. The majority of the remaining balance was comprised of a $33 million emerging markets mutual fund, which accounted for 4% of equities, with the balance primarily in convertible investments. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 84% at September 30, 2009. Our 6.1% investment in Paris Re accounted for 13% of total equities. Other than our investment in Paris Re, no single common stock issuer accounted for more than 5% of total equities (excluding equities held in exchange traded funds and mutual funds) or 1% of the Company’s total investments and cash at September 30, 2009. The ten largest common stocks accounted for 27% of equities (excluding Paris Re, equities held in public exchange traded funds and mutual funds) at September 30, 2009 and the largest publicly traded common stock exposures by economic sector were 16% in technology, 15% in energy, 14% in consumer noncyclical, 13% in finance, 11% in communications and 10% in industrials.

Maturity Distribution

The distribution of fixed maturities and short-term investments at September 30, 2009, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$515	$526
More than one year through five years	4,253	4,402
More than five years through ten years	2,825	2,964
More than ten years	383	404

Subtotal	7,976	8,296
Mortgage/asset-backed securities	2,979	3,005

Total	$10,955	$11,301

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at September 30, 2009:

% of total fixed income securities
Rating Category
AAA	51%
AA	7
A	26
BBB	12
Below investment-grade/unrated	4

100%

Other Invested Assets

At September 30, 2009, the Company had other invested assets of $120 million. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized loss position at September 30, 2009, are reported within other invested assets in the Company’s Condensed Consolidated Balance Sheets.

As part of its principal finance activities, the Company has entered into total return, interest rate, and credit default swaps, which are accounted for as derivative financial instruments.

For total return and interest rate swaps within principal finance, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. At September 30, 2009, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized gain of $3 million and an unrealized loss of $10 million, respectively. At September 30, 2009, the notional value of the Company’s assumed exposure in the form of total return swaps was $215 million.

The principal finance total return and interest rate swap portfolio mix related to apparel and retail future flow or intellectual property backed transactions was 48% as of September 30, 2009, with the remainder distributed over a number of generally unrelated risks. At September 30, 2009, approximately 55% of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At September 30, 2009, the fair value of the Company’s assumed exposure in the form of credit default swaps was an unrealized loss of $1 million. At September 30, 2009, the notional value of the Company’s assumed exposure in the form of credit default swaps was $18 million.

The Company utilizes credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at September 30, 2009. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $1 million at September 30, 2009, and the notional value was $204 million, comprised of $209 million of credit protection purchased and $5 million of credit exposure assumed. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks include parametric weather risks and longevity risk, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. The fair value and notional value of both the weather derivatives and the longevity total return swap was a net unrealized loss of $3 million and $61 million, respectively.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury note futures was a net short position of $1,819 million and the fair value of the futures contracts was a net unrealized loss of $36 million at September 30, 2009. The Company also uses equity futures to replicate equity investment positions. However, no equity futures were outstanding at September 30, 2009.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. Foreign exchange forward contracts outstanding as of September 30, 2009 resulted in a net unrealized gain of $11 million. Foreign currency option contracts outstanding as of September 30, 2009 resulted in an unrealized gain of $2 million.

At September 30, 2009, the Company had $121 million in strategic investments. These strategic investments included investments in non-publicly traded companies, private placement equity investments and other specialty asset classes. As part of its strategic investment activities, the Company entered into a commodity futures contract which is accounted for as a derivative financial instrument. The notional value of the commodity futures contract was a net short position of $5 million at September 30, 2009 and the fair value of the futures contracts was a net unrealized loss of $2 million at September 30, 2009. The Company also had $26 million in notes receivable and $10 million of other invested assets at September 30, 2009.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at September 30, 2009 have not changed significantly since December 31, 2008. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2009. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s 2008 Annual Report on Form 10-K for additional information concerning losses and loss expenses.

At September 30, 2009 and December 31, 2008, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $7,558 million and $7,511 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $7,434 million and $7,385 million, respectively.

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2009 (in millions of U.S. dollars):

For the nine months ended September 30, 2009
Net liability at December 31, 2008	$7,385
Net incurred losses related to:
Current year	1,603
Prior years	(365)

1,238
Net paid losses	(1,363)
Effects of foreign exchange rate changes	174

Net liability at September 30, 2009	$7,434

The Non-life ratio of paid losses to net premiums earned was 58%, while the Non-life ratio of paid losses to incurred losses was 110% for the nine months ended September 30, 2009, compared to 47% and 77%, respectively, for the same period in 2008. The higher ratios for the nine months ended September 30, 2009 compared to the same period in 2008 are primarily due to an increase in paid losses related to the annual settlement in 2009 of agricultural business written in 2008 within the Company’s U.S. sub-segment as well as a lower level of incurred losses in the nine months ended September 30, 2009 compared to the same period in 2008.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Policy Benefits for Life and Annuity Contracts

At September 30, 2009 and December 31, 2008, the Company recorded gross policy benefits for life and annuity contracts of $1,580 million and $1,432 million, respectively, and net policy benefits for life and annuity contracts of $1,559 million and $1,408 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the nine months ended September 30, 2009 (in millions of U.S. dollars):

For the nine months ended September 30, 2009
Net liability at December 31, 2008	$1,408
Net incurred losses	314
Net paid losses	(243)
Effects of foreign exchange rate changes	80

Net liability at September 30, 2009	$1,559

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

On October 2, 2009, the Company closed its previously announced block purchase of common shares and warrants of Paris Re. Included in the results for the three months and nine months ended September 30, 2009 are expenses of $8 million and $18 million, respectively, for transaction-related costs already incurred. The Company is continuing to incur expenses in connection with legal and financial advisory services relating to the acquisition, which will be recognized in the period in which the expenses are incurred. For a more detailed discussion of the Paris Re acquisition, see Notes 10 and 11 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I above.

See Shareholders’ Equity and Capital Resources Management for a discussion of other material changes in the Company’s Contractual Obligations and Commitments since December 31, 2008 resulting from the purchase of $186.6 million of the Company’s capital efficient notes and the repayment of $200 million of debt.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at September 30, 2009 was $5.4 billion, a 29.7% increase compared to $4.2 billion at December 31, 2008. The major factors contributing to the increase in shareholders’ equity for the nine months ended September 30, 2009 were:

•	net income of $1,182 million;

•	$96 million related to the Company’s acquisition of 6.1% of the outstanding Paris Re common shares;

•

a $48 million increase in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar, and the Company’s designated foreign exchange forward contracts partially hedging its net investment in foreign subsidiaries and branches;

•	share-based compensation expense and the issuance of common shares under the Company’s employee equity plans and other increases totaling $26 million; partially offset by

•	dividends declared on both the Company’s common and preferred shares of $106 million.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the nine months ended September 30, 2009 and Notes 10 and 11 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I above for a discussion of the Paris Re acquisition.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s diluted book value per share increased by 29.9% to $83.07 at September 30, 2009 from $63.95 at December 31, 2008, primarily due to the increase in shareholders’ equity noted above.

The table below sets forth the capital structure, which excludes the current portion of long-term debt, of the Company at September 30, 2009 and December 31, 2008 (in millions of U.S. dollars):

	September 30, 2009		December 31, 2008
Capital Structure:
Long-term debt	$—	—%	$200	4%
Senior notes (1)	250	4	250	5
Capital efficient notes (2)	63	1	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	5	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	4	230	5
Common shareholders’ equity	4,925	86	3,679	75

Total Capital	$5,758	100%	$4,899	100%

(1)	PartnerRe Finance A LLC, the issuer of the senior notes, does not meet U.S. GAAP consolidation requirements. Accordingly, the Company shows the related intercompany debt of $250.0 million on its Condensed Consolidated Balance Sheets.

(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet U.S. GAAP consolidation requirements. Accordingly, the Company shows the related intercompany debt of $71.0 million and $257.6 million on its Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively.

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

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at September 30, 2009 was $63.4 million and $71.0 million, respectively.

On January 8, 2009, the Company entered into a second amendment to the loan agreement, dated as of October 25, 2005, among the Company, as borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as lender, which originally evidenced a three-and-a-half year term loan agreement with Citibank, N.A. Under the terms of the second loan amendment, the Company had a right to prepay the half of the original $400.0 million loan that had a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment would be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan has a maturity of July 12, 2010 and the Company does not have a right to prepay this amount. The loan was otherwise unchanged. On January 14, 2009, the Company elected to repay the half of the original $400.0 million loan that was due April 27, 2009. As of September 30, 2009, the remaining half of the loan with a maturity of July 12, 2010, has been reclassified from long-term debt to current portion of long-term debt and thus excluded from the calculation of Total Capital in the table above. See Notes 12 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

See Notes 10 and 11 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I above for a discussion of the Paris Re acquisition.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $772 million at September 30, 2009, compared to $838 million at December 31, 2008. Net cash used in financing activities of $392 million for the nine months ended September 30, 2009 was comprised of repayment of debt ($200 million), purchase of CENts ($94 million), dividends on common and preferred shares ($106 million) and contract fees on forward sale agreement ($4 million), partially offset by the issuance of common shares under the Company’s employee equity plans of $12 million. Cash flows from operations for the nine months ended September 30, 2009 decreased to $775 million from $891 million in the same period in 2008.

The decrease in cash flows from operations in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to lower underwriting cash flows. The lower underwriting cash flows in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to lower premiums collected on certain lines of business and an increase in loss payments in 2009 related to the annual settlement of agriculture business written within the Company’s U.S. sub-segment as well as loss payments related to Hurricane Ike.

The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2009, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, or liquidate a portion of its high quality and liquid investment portfolio. As discussed under Investments above, the Company’s investments and cash totaled $13.1 billion at September 30, 2009, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $11.7 billion.

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

Credit Facilities

The Company’s credit facilities at September 30, 2009 have not changed significantly since December 31, 2008, except that in February 2009, the Company and its lenders agreed to release one of the participants from its obligations under the $700 million five-year syndicated, unsecured credit facility which matures in September 2010. As such, the facility has been reduced from $700 million to $660 million. All other terms and conditions remain the same. The credit facility is predominantly used for the issuance of letters of credit, although the Company does have access to a $350 million revolving line of credit under this facility. At September 30, 2009 and December 31, 2008, there were no borrowings under this revolving line of credit. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements have not changed significantly since December 31, 2008. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Currency

See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months and nine months ended September 30, 2009 and 2008.

The currency translation adjustment account, comprising the foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into the U.S. dollar, increased by $48 million during the nine months ended September 30, 2009 to $83 million. The increase reflects both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment account for the nine months ended September 30, 2009 (in millions of U.S. dollars):

For the nine months ended September 30, 2009
Currency translation adjustment at December 31, 2008	$35
Change in currency translation adjustment included in accumulated other comprehensive income	75
Net realized and unrealized losses on designated net investment hedges included in accumulated other comprehensive income	(27)

Currency translation adjustment at September 30, 2009	$83

As of September 30, 2009, the Company has entered into foreign exchange contracts (with notional amounts of euro 125 million and Canadian $50 million) to hedge a portion of its net investment exposure to euro and Canadian dollar exchange fluctuations resulting from the translations of its Irish, French and Canadian subsidiaries and branches. See Item 3 of Part I below for a discussion of foreign currency risk.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s 2008 Annual Report on Form 10-K. The following discussion of market risks at September 30, 2009 focuses only on material changes from December 31, 2008 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company’s investment philosophy distinguishes between those assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholders’ capital (capital funds). The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the economic impact on the related reinsurance liabilities. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

At September 30, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	September 30, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including funds holding fixed income securities and accrued interest)	$12,992	6%	$12,633	3%	$12,274	$11,915	(3)%	$11,556	(6)%
Total invested assets (including accrued interest)	13,944	5	13,585	3	13,226	12,867	(3)	12,508	(5)
Shareholders’ equity	6,163	13	5,804	7	5,445	5,086	(7)	4,727	(13)

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

At September 30, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such credit spreads and total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	September 30, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including funds holding fixed income securities and accrued interest )	$12,922	5%	$12,598	3%	$12,274	$11,950	(3)%	$11,626	(5)%
Total invested assets (including accrued interest)	13,874	5	13,550	2	13,226	12,902	(2)	12,578	(5)
Shareholders’ equity	6,093	12	5,769	6	5,445	5,121	(6)	4,797	(12)

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

The table below summarizes the Company’s gross and net exposure on its September 30, 2009 Condensed Consolidated Balance Sheet to foreign currency, as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	JPY	Other	Total (1)
Invested assets	$4,663	$1,022	$668	$86	$45	$314	$6,798
Other net liabilities	(3,983)	(828)	(369)	(296)	(75)	(683)	(6,234)

Total foreign currency risk	680	194	299	(210)	(30)	(369)	564
Total net derivative amount	(77)	(180)	18	210	43	327	341

Net foreign currency exposure	$603	$14	$317	$—	$13	$(42)	$905

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the invested assets and other net liabilities on the Company’s Condensed Consolidated Balance Sheet.

The above numbers include the Company’s investment in PartnerRe Europe, whose functional currency is the euro, and certain of its branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the third quarter of 2009 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.

Assuming all other variables are held constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $91 million and $181 million, respectively, inclusive of the effect of the derivative and net investment hedges.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At September 30, 2009, approximately 51% of the Company’s fixed income portfolio was rated AAA (or equivalent rating) compared to 62% at December 31, 2008, as the Company reallocated exposure to primarily higher yielding investments, 84% was rated A- or better (86% at December 31, 2008) and 4% of the Company’s fixed income portfolio was rated below investment grade (3% at December 31, 2008). The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. At September 30, 2009, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for 3.2% and 21.3% of the Company’s total corporate fixed income securities, respectively (1.1% and 7.4%, respectively, of the Company’s total investments and cash). The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and as part of its principal finance activities;

•	credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due the Company;

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The credit risks that the Company is exposed to have not changed materially since December 31, 2008. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair value of $717 million, excluding fixed income mutual funds of $34 million and $114 million related to the 6.1% investment in Paris Re) at September 30, 2009. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total investments mitigate its exposure to equity price risk. Excluding the Company’s concentration associated with its 6.1% investment in Paris Re, which represents 0.9% of total invested assets and cash and 13.1% of total equities, the Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.0 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the market index.

Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	September 30, 2009	10% increase	% change	20% increase	% change
Equities (excluding Paris Re and fixed income mutual funds)	$571	(20)%	$644	(10)%	$717	$790	10%	$863	20%
Total invested assets (excluding accrued interest)	12,912	(1)	12,985	(1)	13,058	13,131	1	13,204	1
Shareholders’ equity	5,299	(3)	5,372	(1)	5,445	5,518	1	5,591	3

These changes do not take into account any potential mitigating impact from the fixed income market or taxes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2009, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at September 30, 2009 have not changed significantly since December 31, 2008. See Note 16(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are based on the Company’s assumptions and expectations concerning future events and financial performance of the Company, Paris Re, or the combined company and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. The Company’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as exposure to catastrophe, or other large property and casualty losses, adequacy of reserves, risks associated with implementing business strategies and integrating new acquisitions, levels and pricing of new and renewal business achieved, credit, interest, currency and other risks associated with the Company’s, Paris Re’s, or the combined company’s investment portfolio, changes in accounting policies, failure to consummate or delay in consummating the complete acquisition of Paris Re, and other factors identified in the Company’s filings with the Securities and Exchange Commission.

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

Between July 8, 2009 and July 14, 2009, the Company issued 1,290,173 common shares out of treasury, and 188,413 newly issued common shares, in conjunction with the purchase of approximately 6.1% of the outstanding Paris Re common shares in a private exchange.

On October 2, 2009, the Company closed certain purchases of common shares and warrants of Paris Re. These purchases represented in the aggregate approximately 77% of the outstanding common shares of Paris Re, resulting in the Company’s ownership of Paris Re’s common shares increasing to approximately 83%. As a result of these purchases, the Company issued 20.0 million common shares. Since October 2, 2009, the Company has issued an additional 1.4 million common shares related to its purchase of Paris Re, resulting in the Company’s ownership of Paris Re increasing to approximately 88.7%. See Notes 10 and 11 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I for a discussion of the Paris Re acquisition.

The following table provides information about purchases by the Company during the quarter ended September 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)
7/01/2009-7/31/2009	—	—	—	5,000,000
8/01/2009-8/31/2009	—	—	—	5,000,000
9/01/2009-9/30/2009	—	—	—	5,000,000

Total	—	—	—

(1)	In September 2008, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a maximum of 5 million common shares. Of this authorization, 5 million common shares remain eligible for repurchase. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

(2)	At September 30, 2009, 5,000 common shares are held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special General Meeting of shareholders of the Company was held on September 24, 2009. The shareholders resolved to approve the issuance of the Company’s common shares and securities exercisable or exchangeable for the Company’s common shares to the holders of Paris Re securities, in connection with the acquisition of Paris Re by the Company, by a vote of 46,709,311 For, 15,385 Against and 162,720 Abstaining.

The shareholders resolved to approve an increase in the size of the Company’s board of directors of PartnerRe from 11 to 12, by a vote of 50,504,201 For, 71,106 Against and 163,139 Abstaining.

The shareholders resolved to approve to amend the Company’s 2005 Employee Equity Plan, as amended and restated, to increase the Company’s common shares available for issuance and to increase the number of the Company’s common shares that may be awarded as restricted shares or restricted share units, by a vote of 36,772,947 For, 9,944,846 Against and 169,622 Abstaining.

ITEM 5.	OTHER INFORMATION

On July 9, 2009, the Board of Directors of the Company announced that it had appointed David Zwiener to fill a vacancy on the Board, effective July 7, 2009. The Board appointed Mr. Zwiener as a Class I director. Accordingly, his term will expire at the 2012 Annual General Meeting of shareholders of the Company. Mr. Zwiener is also serving as a member of the Board’s Human Resources Committee, Compensation Committee and Audit Committee.

On October 5, 2009, the Board of Directors of the Company announced that it had appointed Roberto Mendoza, who previously served as a director of Paris Re, to the Board. Mr. Mendoza fills a vacancy created at the closing of the Company’s block purchase of Paris Re shares, in accordance with the terms of the Transaction Agreement dated as of July 4, 2009 (and amended) among the

Company, a wholly-owned subsidiary of the Company and Paris Re. The Board of Directors of the Company appointed Mr. Mendoza as a Class I director and his term will expire at the 2012 Annual General Meeting of shareholders of the Company. Mr. Mendoza is also serving as a member of the Board’s Nominating and Governance Committee and Risk and Finance Committee.

Mr. Zwiener and Mr. Mendoza will be compensated on the same terms as the Company’s other non-management directors, as described under “Director Compensation” in the Company’s proxy statement filed with the Securities & Exchange Commission on April 9, 2009. In addition, Mr. Zwiener and Mr. Mendoza have entered into indemnification agreements with the Company in the same form as the Company has entered into such agreements with its other current directors.

ITEM 6.	EXHIBITS

(a)	Exhibits—Included on pages 61 and 62.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: November 4, 2009

By:	/S/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: November 4, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	PartnerRe Ltd. 2005 Employee Equity Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Form DEFM14A filed August 24, 2009)

10.2	Securities Purchase Agreement dated as of July 4, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 9, 2009)

10.3	Amendment No. 1 to the Securities Purchase Agreement dated as of July 17, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 23, 2009)

10.4	Amendment No. 2 to the Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH, PARIS RE Holdings Limited and the sellers named therein (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 29, 2009)

10.5	Transaction Agreement dated as of July 4, 2009 between PartnerRe Ltd. and PARIS RE Holdings Limited (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed July 9, 2009)

10.6	Amendment No. 1 to the Transaction Agreement dated as of September 28, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and PartnerRe Holdings II Switzerland GmbH (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 29, 2009)

10.7	Form of Investor Agreement between PartnerRe Ltd. and shareholders party thereto (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed July 9, 2009)

10.8	Form of Registration Rights Agreement between PartnerRe Ltd. and shareholders party thereto (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed July 9, 2009)

10.9	Tender and Support Agreement dated as of July 4, 2009 between PartnerRe Ltd. and Hans-Peter Gerhardt (incorporated by reference to Exhibit 2.5 of the Company’s Current Report on Form 8-K filed July 9, 2009)

10.10	Tender and Support Agreement dated as of July 4, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd. and OZ Europe Master Fund Ltd. (incorporated by reference to Exhibit 2.6 of the Company’s Current Report on Form 8-K filed July 9, 2009)

10.11	Amendment No. 1 to the Tender and Support Agreement dated as of July 25, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd., OZ Europe Master Fund Ltd. and OZ Select Master Fund, Ltd. (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed July 27, 2009)

10.12	Form of Securities Purchase Agreement dated as of July 17, 2009 and effective as of July 25, 2009 between PartnerRe Ltd. and each seller named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 27, 2009)

10.13	Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH and Mr. Hans-Peter Gerhardt (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed September 29, 2009)

10.14	Form of Securities Purchase Agreement dated as of October 15, 2009 and effective as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the seller named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 23, 2009)

Exhibit Number	Exhibit

10.15	Form of Voting Agreement dated as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the shareholder named therein (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed October 23, 2009)

10.16	Form of Indemnification Agreement between PartnerRe Ltd. and its Directors

10.17	Amended Executive Total Compensation Program

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications