Form 10-K
period 2009-12-31
PARTNERRE LTD
filed 2010-03-01
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-14536

PartnerRe Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 par value	New York Stock Exchange, NYSE Euronext Paris, Bermuda Stock Exchange
6.75% Series C Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
6.50% Series D Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of most recently completed second fiscal quarter (June 30, 2009) was $3,670,057,556 based on the closing sales price of the registrant’s common shares of $64.95 on that date.

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 22, 2010 was 81,202,954.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s Annual General Meeting of Shareholders scheduled to be held May 12, 2010 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PartnerRe Ltd. has made statements under the captions Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors described under the caption entitled Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this annual report on Form 10-K to conform our prior statements to actual results or revised expectations.

PART I

ITEM 1.	BUSINESS

General

PartnerRe Ltd. (the Company or PartnerRe), incorporated in Bermuda in August 1993, is an international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, including Partner Reinsurance Company Ltd. (Partner Reinsurance), Partner Reinsurance Europe Limited (PartnerRe Europe), Partner Reinsurance Company of the U.S. (PartnerRe U.S.), PARIS RE SA (Paris Re France) and PARIS RE Switzerland AG (Paris Re Switzerland). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines and life/annuity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

In November 2005, the European Parliament adopted Directive 2005/68/EC, the European Union Reinsurance Directive (Reinsurance Directive). The Reinsurance Directive seeks to harmonize the supervision of reinsurance business within the European Union by creating a single regulated market. To ensure operational efficiency, the Company determined that it was in its best commercial interests to restructure its European operations to create a single operating platform in Europe and that the appropriate entity to operate as such single operating platform was its Irish reinsurance subsidiary, PartnerRe Europe. This reorganization occurred on January 1, 2008.

On July 4, 2009, the Company entered into definitive agreements (Transaction Agreements) to effect a multi-step acquisition of all of the outstanding common shares and warrants of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based reinsurer.

On October 2, 2009, the Company caused a wholly-owned subsidiary (Merger Subsidiary) to complete the purchase (Block Purchase) in which the Company acquired approximately 57% of the outstanding Paris Re common shares and certain outstanding Paris Re warrants. These shares, when added together with the approximately 6% of the outstanding Paris Re common shares that the Company purchased in July 2009 and an additional approximately 20% of the outstanding Paris Re common shares that the Company subsequently committed to acquire simultaneously with the closing of the Block Purchase from certain other Paris Re shareholders, gave the Company an aggregate ownership of approximately 83% of the outstanding Paris Re common shares following the closing of the Block Purchase on October 2, 2009.

Following the closing of the Block Purchase, in late October 2009, the Company entered into a number of separate securities purchase agreements pursuant to which the Company acquired in the aggregate approximately 6% of the outstanding Paris Re common shares. As a result, the Company’s ownership of Paris Re increased to approximately 89% of outstanding Paris Re common shares.

In each step of these purchases, the Company exchanged 0.300 Company common shares for each Paris Re common share and 0.167 Company common shares for each Paris Re warrant.

On December 7, 2009, the Company completed its acquisition of Paris Re, achieving 100% ownership. The final step of the acquisition was effected by a merger under Swiss law, pursuant to which Paris Re was merged with and into the Merger Subsidiary, with the Merger Subsidiary continuing as the surviving entity, in accordance with the terms of the Transaction Agreements (Merger).

By virtue of the Merger, each issued and outstanding Paris Re common share (other than those already owned by the Company) was converted into the right to receive 0.3018 PartnerRe common shares, which is the same per share consideration paid by PartnerRe in connection with its previous purchases of Paris Re common shares, as adjusted upwards to account for the $0.47 per share cash dividend declared on the PartnerRe common shares on October 26, 2009 with a record date of November 20, 2009.

Paris Re’s operating subsidiaries are in the process of being fully integrated into the Company’s existing operating structure. The Company’s Consolidated Statement of Operations for the year ended December 31, 2009, included in this report, reflects the results of Paris Re only from October 2, 2009, the date of acquisition (Acquisition Date), through December 31, 2009.

On December 7, 2009, PartnerRe successfully cross-listed PartnerRe common shares on NYSE Euronext Paris, under the ticker symbol PRE. As such the Company is subject to the rules and regulations of Autorité des Marches Financiers.

PartnerRe common shares will continue to be listed on the New York Stock Exchange (the NYSE) in the United States and the Bermuda Stock Exchange (the BSX) in Bermuda, and PartnerRe will remain subject to the rules and regulations of the NYSE, the U.S. Securities and Exchange Commission and the BSX.

Summary of certain agreements between AXA SA, Colisée Re and Paris Re

On December 21, 2006, Colisée Re (formerly known as AXA RE), a subsidiary of AXA SA (AXA) transferred substantially all of its assets and liabilities, other than specified reinsurance and retrocession agreements and certain other excluded assets and liabilities, to Paris Re France (AXA Transfer). The AXA Transfer was immediately followed by the acquisition, which consisted of the indirect acquisition by Paris Re of all the outstanding capital stock of Paris Re France (AXA Acquisition). In connection with the AXA Acquisition, AXA, Colisée Re and Paris Re entered into various agreements (2006 Acquisition Agreements).

2006 Acquisition Agreements

The following are the principal agreements entered into between Paris Re France, and its affiliates, and Colisée Re, and its affiliates, to give effect to the AXA Acquisition:

Quota Share Retrocession Agreement

In connection with the AXA Acquisition, the transfer of the benefits and risks of Colisée Re’s reinsurance agreements to Paris Re France was effected by two 100% quota share retrocession agreements. One quota share retrocession agreement is between Colisée Re and Paris Re France, and the other, which relates exclusively to business written by the Canadian branch of Colisée Re, is between the Canadian branch of Colisée Re and the Canadian branch of Paris Re France. These two agreements, dated as of the closing of the AXA Acquisition, are effective as of January 1, 2006, and are on substantially similar terms (collectively, Quota Share Retrocession Agreement). The Quota Share Retrocession Agreement provides for the payment of premiums to Paris Re France (including its Canadian branch) by Colisée Re as consideration for reinsuring the covered liabilities. The Quota Share Retrocession Agreement provides that these premiums will be on a funds withheld basis. Paris Re France will receive any surplus, and be responsible for any deficits remaining with respect to the Funds Held – Directly Managed Account discussed below, after all liabilities have been discharged and payments pursuant to the Reserve Agreement (defined below) have been settled. In addition, every quarter Colisée Re will release to Paris Re France any investment income, or Paris Re France will pay to Colisée Re an amount equal to any investment loss, as the case may be, generated by the funds held.

Issuance Agreement and Claims Management and Services Agreement

To enable Paris Re France (including its Canadian branch) to write business after the closing of the AXA Acquisition, Colisée Re agreed, pursuant to an issuance agreement entered into between Colisée Re and Paris Re France on the closing of the AXA Acquisition (Issuance Agreement) to write business on behalf of Paris Re France for a specified period which ended on September 30, 2007. The Issuance Agreement provides for indemnification by Paris Re France to Colisée Re for any loss incurred by Colisée Re in connection with the performance of its obligations, except to the extent the loss results from fraud, willful misconduct or gross negligence of, or a material breach of the agreement by, Colisée Re. On the closing of the AXA Acquisition, Paris Re France and Colisée Re also entered into a claims management and services agreement (Claims Management and Services Agreement). The Claims Management and Services Agreement specifies certain services, including claims management, to be provided by Paris Re France in respect of the business that is covered by the Quota Share Retrocession Agreement and that was written by Colisée Re from January 1, 2006 to the closing of the AXA Acquisition as well as contracts Colisée Re has issued for the benefit of Paris Re France under the Issuance Agreement. Pursuant to the Claims Management and Services Agreement, Paris Re France manages the retrocession agreements that relate to this business.

Reserve Agreement and Run Off Services and Management Agreement

On the closing of the AXA Acquisition, AXA, Colisée Re and Paris Re France entered into a reserve agreement (Reserve Agreement). The Reserve Agreement provides that AXA and Colisée Re shall guarantee reserves in respect of Paris Re France and subsidiaries acquired in the AXA Acquisition. The Reserve Agreement covers losses incurred prior to December 31, 2005, including any adverse development in respect thereof, by Paris Re France, and the subsidiaries of Colisée Re transferred to Paris Re France as part of the 2006 Acquisition Agreements, in respect of reinsurance policies issued or renewed, and in respect of which premiums were earned, on or prior to December 31, 2005 (but excluding any amendments thereto effected after the closing of the 2006 Acquisition Agreements).

Pursuant to the Reserve Agreement, AXA has agreed to cause AXA Liabilities Managers, an affiliate of Colisée Re (AXA LM), to provide Paris Re France with periodic reports setting forth the amount of losses incurred in respect of the business guaranteed by AXA. The reserve guarantee provided by AXA and Colisée Re is conditioned upon, among other things, the guaranteed business, including all related ceded reinsurance, being managed by AXA LM. The Reserve Agreement further contemplates that Colisée Re or Paris Re France, as the case may be, shall pay to the other party amounts equal to any deficiency or surplus in the transferred reserves with respect to losses incurred, such losses being net of any recovery by Colisée Re including through retrocessional protection, salvage or subrogation.

The rights and obligations of AXA LM with respect to the management of this business are set forth in a run off services and management agreement among AXA LM, Colisée Re and Paris Re France (Run Off Services and Management Agreement). Under the Run Off Services and Management Agreement, Paris Re has agreed that AXA LM will manage claims arising from all reinsurance and retrocession contracts subject to the Reserve Agreement, either directly or, for contracts that were issued by certain Colisée Re entities identified in the agreement, by delegation to certain other specified entities, including Paris Re France. This includes contract administration, the administration of ceded reinsurance, claims handling, settlements and business commutations. Although Paris Re has certain consultation rights in connection with the management of the run-off of the contracts subject to the Reserve Agreement, AXA LM does not need to obtain Paris Re’s prior consent in connection with claims handling and settlements, and no consent is required for business commutations if the amount of case reserves related to commuted contracts does not exceed €100 million in any twelve month period.

Funds Held – Directly Managed Account

Following the AXA Acquisition, Paris Re and its subsidiaries entered into the Issuance Agreement and Quota Share Retrocession Agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business as of December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held – directly managed account are maintained by Colisée Re in a segregated investment portfolio and managed by Paris Re. The segregated investment portfolio underlying the funds held – directly managed account is carried at fair value. Realized and unrealized investment gains and losses and net investment income related to the underlying investment portfolio in the funds held – directly managed account inure to the benefit of Paris Re. The composition of this portfolio at December 31, 2009 and realized and unrealized investment gains and losses and net investment income recognized from the Acquisition Date are discussed below.

Business Strategy

The Company assumes and manages global insurance and capital markets risks. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for absolute certainty of claims payment with its shareholders’ need for an appropriate return on their capital. Operating Return on Equity (ROE) and growth in diluted book value per share are two of the principal metrics used by Management to measure the Company’s results. Consequently, the Company has set a goal of an average 13% operating ROE and a compound annual growth rate of 10% in diluted book value per share after the payment of dividends over a reinsurance cycle. Operating ROE is obtained by dividing operating earnings by common shareholders’ equity at the beginning of the year. Operating earnings is defined as net income or loss available to common shareholders less after-tax net realized and unrealized investment gains or losses on investments, after-tax net realized gain on purchase of capital efficient notes (CENts), after-tax net interest in earnings or losses of equity investments, where the Company does not control the investee companies’ activities, and preferred share dividends. Diluted book value per share is calculated using common shareholders’ equity, defined as total shareholders’ equity less the aggregate liquidation value of the preferred shares, divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities).

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

Actively manage capital across the portfolio and over the cycle: PartnerRe seeks to manage its capital to optimize shareholder returns over the cycle. In order to manage capital across a portfolio and over a cycle, the Company believes two things are critical: an appropriate and common measure of risk-adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or by return to the shareholders. To achieve effective and efficient capital allocation, the Company has an intense focus on operating ROE. This discipline and focus, supported by strong actuarial and financial analysis, allows the Company to make well-informed decisions at the underwriting and pricing level, as well as in the allocation of capital within its portfolio of reinsurance businesses and within pre-established risk limits.

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

The Paris Re transaction does not change the Company’s strategy and goals, fundamental values, or the way it thinks about, evaluates and values risk. Rather, the Company believes that the acquisition will help it be better positioned to achieve its strategy and goals in the future.

Reinsurance Operations

General

The Company provides reinsurance for its clients in approximately 150 countries around the world. Through its branches and subsidiaries, the Company provides reinsurance of non-life and life risks of ceding companies (primary insurers, cedants or reinsureds) on either a proportional or non-proportional basis through treaties or facultative reinsurance. The Company’s offices are located in Beijing, Bermuda, Dublin, Greenwich (Connecticut), Hong Kong, Labuan, Mexico City, Miami, Montreal, New York, Paris, Santiago, Sao Paulo, Seoul, Singapore, Tokyo, Toronto, Washington, D.C., Zug and Zurich.

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

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into five sub-segments, U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, Catastrophe and Paris Re. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. The Company expects that over time the operations of Paris Re will be integrated with the operations of PartnerRe and that the sub-segment reporting will be adjusted accordingly.

The U.S. sub-segment includes property, casualty, motor, multiline, agriculture, surety and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor business generally originating outside of the United States. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Paris Re sub-segment includes agriculture, aviation/space, catastrophe, credit/surety, energy, engineering, marine, motor, property, specialty casualty, specialty property and other lines underwritten by Paris Re. The Life segment includes life, health and annuity lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company (including Paris Re), including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

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

For the year ended December 31, 2009, the Company had two brokers that individually accounted for 10% or more of its gross premiums written. The Aon Group (including the Benfield Group) accounted for approximately $997 million, or 25% of total gross premiums written, while Marsh (including Guy Carpenter) accounted for approximately $779 million, or 19% of total gross premiums written. The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the year ended December 31, 2009:

Non-life
U.S.	78%
Global (Non-U.S.) P&C	29
Global (Non-U.S.) Specialty	26
Catastrophe	71
Paris Re	44
Life	18

The Company’s business is geographically diversified with premiums being written in approximately 150 countries. See Note 22 to Consolidated Financial Statements in Item 8 of Part II of this report for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.

Risk Management, Underwriting, Underwriting Risk and Exposure Controls, Retrocessions and Claims

Risk Management

In the reinsurance industry, the core of the business model is the assumption of risk. Hence, risk management entails both the determination of an optimum risk-adjusted appetite for assumed business risks, and the reduction or mitigation of risks for which the organization is either not sufficiently compensated, or those risks that could threaten the ability of the Company to achieve its objectives.

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

The Company sets its appetite for assumed business risks in order to provide value to its clients and adequate risk-adjusted returns to its shareholders, without overexposing the Company to any one or series of related risks. Assumed business risks are mitigated to the extent the risk mitigation strategies provide a positive return on the Company’s investment.

The Company utilizes a multi-level risk management structure, whereby critical exposure limits, return requirement guidelines, capital at risk and key policies are established by the Executive Management and Board of Directors (Board), but day-to-day execution of risk assumption activities and related risk mitigation strategies are delegated to the business units. Reporting on risk management activities is integrated within the Company’s annual planning process, quarterly operations reports, periodic reports on exposures and large losses, and presentations to the Executive Management and Board. Individual business units employ, and are responsible for reporting on, operating risk management procedures and controls, while the Corporate Audit Group periodically tests these controls to ensure ongoing compliance. See Other Key Issues of Management—Risk Management in Item 7 of Part II of this report for a detailed discussion of the Company’s risk management.

Underwriting

The Company’s underwriting is conducted through specialized underwriting teams with the support of technical staff in disciplines such as actuarial, claims, legal, risk management and finance.

The Company’s underwriters generally speak the local language and/or are native to their country or area of specialization. They develop close working relationships with their ceding company counterparts and brokers through regular visits, gathering detailed information about the cedant’s business and local market conditions and practices. As part of the underwriting process, the underwriters also focus on the reputation and quality of the proposed cedant, the likelihood of establishing a long-term relationship with the cedant, the geographic area in which the cedant does business and the cedant’s market share, historical loss data for the cedant and, where available, historical loss data for the industry as a whole in the relevant regions, in order to compare the cedant’s historical loss experience to industry averages, and to gauge the perceived insurance and reinsurance expertise and financial strength of the cedant. The Company trains its underwriters extensively and strives to maintain continuity of underwriters within specific geographic markets and areas of specialty.

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

Retrocessions

The Company uses retrocessional agreements to a limited extent to reduce its exposure on certain specialty reinsurance risks assumed and to mitigate the effect of any single major event or the frequency of medium-sized events. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The bulk of the retrocessional agreements currently in place cover the Paris Re sub-segment for property exposures, predominantly catastrophe risks. The Company also utilizes retrocessions in the Life segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria.

The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. The Company holds collateral, including escrow funds, securities and letters of credit under certain retrocessional agreements. Provisions are made for amounts considered potentially uncollectible and reinsurance losses recoverable from retrocessionaires are reported after allowances for uncollectible amounts. At December 31, 2009, the Company had $357 million of reinsurance recoverables under such arrangements, the majority of which relate to the Paris Re agreements described above.

In addition to the retrocessional agreements, Paris Re has a Reserve Agreement in place with Colisée Re. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re above.

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

Reserve Agreement

See Summary of certain agreements between AXA SA, Colisée Re and Paris Re above.

Changes in Reserves

The following table shows the development of net reserves for unpaid losses and loss expenses for the Company’s Non-life business. The table begins by showing the initial reported year-end gross and net reserves, including incurred but not reported (IBNR) reserves, recorded at the balance sheet date for each of the ten years presented, except for Paris Re’s liability for unpaid losses and loss expenses, which is included as of December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired.

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

Development of Loss and Loss Expense Reserves

(in thousands of U.S. dollars)

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009 (1)
Gross liability for unpaid losses and loss expenses	$2,616,556	$2,386,032	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$10,811,483
Retroceded liability for unpaid losses and loss expenses	205,982	203,180	214,891	217,777	175,685	153,018	185,280	138,585	132,479	125,215	336,352

Net liability for unpaid losses and loss expenses	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$10,475,131
Net liability re-estimated as of:
One year later	2,376,763	2,111,483	3,035,309	3,806,231	4,688,964	5,006,767	6,602,832	6,715,107	6,343,714	7,076,796
Two years later	2,205,861	2,302,284	3,310,898	3,975,926	4,301,161	5,044,922	6,618,112	6,165,297	6,009,194
Three years later	2,316,164	2,489,601	3,456,250	3,781,574	4,373,992	5,092,289	6,168,445	5,897,044
Four years later	2,448,562	2,611,045	3,326,527	3,894,500	4,494,182	4,845,644	6,002,031
Five years later	2,540,927	2,513,123	3,433,887	4,019,813	4,315,702	4,731,856
Six years later	2,461,178	2,617,775	3,528,665	3,918,380	4,264,865
Seven years later	2,553,570	2,691,267	3,445,844	3,894,155
Eight years later	2,626,386	2,624,838	3,446,683
Nine years later	2,570,201	2,635,104
Ten years later	2,588,571
Cumulative net (deficiency) redundancy	$(177,997)	$(452,252)	$(655,946)	$(453,516)	$314,509	$881,755	$550,350	$835,156	$1,089,763	$308,655
Cumulative amount of net liability paid through:
One year later	$778,382	$615,276	$923,165	$1,126,882	$1,120,756	$1,250,534	$1,718,996	$1,473,964	$1,340,788	$1,716,798
Two years later	1,060,797	960,288	1,391,301	1,713,953	1,573,312	1,821,773	2,482,695	2,116,025	1,971,376
Three years later	1,260,298	1,163,105	1,740,277	1,993,947	1,948,203	2,207,692	2,948,837	2,581,022
Four years later	1,373,693	1,354,886	1,924,833	2,248,980	2,219,506	2,511,446	3,273,808
Five years later	1,508,343	1,465,515	2,086,252	2,433,223	2,439,361	2,721,266
Six years later	1,580,951	1,566,719	2,215,412	2,580,225	2,589,798
Seven years later	1,652,891	1,643,075	2,314,918	2,694,079
Eight years later	1,702,895	1,695,249	2,397,806
Nine years later	1,756,579	1,756,028
Ten years later	1,802,402

(1)

Paris Re’s liability for unpaid losses and loss expenses is included as of December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired. Accordingly, the reserve development (net liability for unpaid losses and loss expenses at the end of the year, as originally estimated, less net liability for unpaid losses and loss expenses re-estimated as of subsequent years) for years prior to 2009 relates only to losses recorded by PartnerRe and subsidiaries not acquired in the Paris Re acquisition.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves provided above (in thousands of U.S. dollars):

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Reconciliation of gross reserves:
Gross liability re-estimated as of December 31, 2009	$2,813,559	$2,875,600	$3,688,236	$4,117,745	$4,415,042	$4,847,392	$6,182,029	$6,009,835	$6,110,705	$7,193,541
Re-estimated retroceded liability	224,988	240,496	241,553	223,590	150,177	115,536	179,998	112,791	101,511	116,744

Net liability re-estimated as of December 31, 2009	$2,588,571	$2,635,104	$3,446,683	$3,894,155	$4,264,865	$4,731,856	$6,002,031	$5,897,044	$6,009,194	$7,076,797

Cumulative gross (deficiency) redundancy	$(197,003)	$(489,568)	$(682,608)	$(459,329)	$340,017	$919,237	$555,632	$860,950	$1,120,731	$317,125

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being the euro, British pound, Canadian dollar, Swiss franc and Singapore dollar. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative (deficiency) redundancy in net reserves and in some years can be the principal component. The following table provides the amount of foreign exchange included in the cumulative net (deficiency) redundancy reported above as well as the net (deficiency) redundancy excluding the impact of foreign exchange movements on net reserves (in thousands of U.S. dollars):

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Cumulative net (deficiency) redundancy	$(177,997)	$(452,252)	$(655,946)	$(453,516)	$314,509	$881,755	$550,350	$835,156	$1,089,763	$308,655
Less: Cumulative net (deficiency) redundancy due to foreign exchange	(137,104)	(305,244)	(511,384)	(475,802)	(252,073)	62,589	(480,997)	(256,564)	212,956	(177,154)

Cumulative net (deficiency) redundancy excluding the impact of foreign exchange	$(40,893)	$(147,008)	$(144,562)	$22,286	$566,582	$819,166	$1,031,347	$1,091,720	$876,807	$485,809

Movements in foreign exchange rates between accounting periods have typically resulted in significant variations in the loss reserves of the Company as the U.S. dollar, the Company’s reporting currency, appreciated/depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves, with the intent of matching the foreign exchange movements on its assets and liabilities. See Quantitative and Qualitative Disclosures about Market Risk contained in Item 7A of Part II of this report for a discussion of the foreign currency risk of the Company’s assets and liabilities.

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

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net liability for unpaid losses and loss expenses	$2,410,574	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451
Net liability re-estimated as of:
One year later	2,410,462	2,174,981	2,846,855	3,496,102	4,440,338	5,382,101	6,300,633	6,318,157	6,681,021	6,899,642
Two years later	2,359,852	2,240,526	2,921,908	3,513,647	4,298,493	5,232,707	6,023,025	6,014,782	6,222,150
Three years later	2,384,937	2,283,941	2,956,308	3,483,720	4,223,937	5,076,765	5,774,643	5,640,480
Four years later	2,400,881	2,322,084	2,964,307	3,491,033	4,178,131	4,972,632	5,521,034
Five years later	2,422,798	2,331,252	2,982,347	3,498,703	4,118,436	4,794,445
Six years later	2,431,416	2,362,941	2,979,426	3,480,094	4,012,792
Seven years later	2,462,104	2,353,910	2,963,708	3,418,353
Eight years later	2,460,794	2,345,737	2,935,299
Nine years later	2,459,348	2,329,860
Ten years later	2,451,467

Cumulative net (deficiency) redundancy	$(40,893)	$(147,008)	$(144,562)	$22,286	$566,582	$819,166	$1,031,347	$1,091,720	$876,807	$485,809

The following table summarizes the net incurred losses for the year ended December 31, 2009 relating to the current and prior accident years by sub-segment for the Company’s Non-life operations (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life segment
Net incurred losses related to:
Current year	$828	$495	$763	$50	$208	$2,344
Prior years’ net favorable development	(168)	(154)	(115)	(49)	—	(486)

Total net incurred losses	$660	$341	$648	$1	$208	$1,858

The net favorable loss development on prior accident years of $486 million for the year ended December 31, 2009 resulted from a reassessment of the Company’s total Non-life reserves of approximately $477 million, predominately due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. The reserves were further reduced by approximately $9 million related to change in exposure due to downward premium adjustments during the year ended December 31, 2009.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of net prior year reserve development by sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year reserve development by reserving lines for the Company’s Non-life and Life operations.

Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2009 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information regarding the Company’s exposure to claims arising from the recent financial crisis, as well as asbestos and environmental exposures.

There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.

Investments and Funds Held—Directly Managed

The Company has developed specific investment objectives and guidelines for the management of its investment portfolio and the funds held – directly managed account. These objectives and guidelines stress diversification of risk, matching of the underlying liability payments, low credit risk and stability of portfolio income. Despite the prudent focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent in particular securities.

The Company’s investment strategy is largely consistent with previous years. To ensure that the Company will have sufficient assets to pay its clients’ claims, the Company’s investment philosophy distinguishes between those assets, including the funds held – directly managed account, that are matched against existing liabilities (liability funds) and those that represent shareholders’ equity (capital funds). Liability funds are invested in high-quality fixed income securities. Capital funds are available for investment in a broadly diversified portfolio, which includes investments in preferred and common stocks, private bond and equity investments, investment-grade and below-investment-grade securities and other asset classes that offer potentially higher returns.

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

See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of this report for a discussion of the Company’s interest rate, equity and currency management strategies and Summary of certain agreements between AXA SA, Colisée Re and Paris Re above for a discussion of the funds held – directly managed account.

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

The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, and reinsurance departments of certain primary insurance companies. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies, as well as specialty reinsurers and regional companies in certain local markets.

Management believes the Company ranks among the world’s largest professional reinsurers and is well positioned in terms of client services and underwriting expertise. Furthermore, the Company’s capitalization and strong financial ratios allow the Company to offer security to its clients.

Employees

The Company had 1,406 employees at December 31, 2009. The increase of approximately 411 employees compared to the prior year was primarily related to the acquisition of Paris Re. The Company believes that its relations with its employees are good.

Regulation

The business of reinsurance is now regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. As a holding company, PartnerRe Ltd. is not subject to Bermuda insurance regulations, but its various material operating subsidiaries are subject to regulation as follows:

Bermuda

In July 2008, the Bermuda insurance supervisory framework underwent major revision with the passage of the Insurance Amendment Act 2008. This Amendment Act established new risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers. Prior to the passage of this Amendment Act, insurers in Bermuda were subject to regulation under The Insurance Act 1978 of Bermuda and related regulations, as amended. Both Acts (Insurance Acts) are now in operation and regulate the insurance business of our Bermuda operating subsidiary, Partner Reinsurance. The Insurance Acts make no distinction between insurance and reinsurance business and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the BMA) under the Insurance Acts. The continued registration of an approved insurer is subject to the insurer’s ongoing compliance with the terms of its registration and such other conditions as the BMA may impose from time to time. Material aspects of the Bermuda insurance regulatory framework are set forth below:

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

Classification of Insurers: The Insurance Acts distinguish between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Partner Reinsurance is registered as both a Class 4 insurer and a long-term insurer, and is regulated under the Insurance Acts.

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

Statutory Financial Statements: An insurer must prepare annual statutory financial statements. The Insurance Acts prescribe rules for the preparation and content of these statutory financial statements and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under The Companies Act 1981 of Bermuda (the Companies Act). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The most significant aspect of the amended regulations in relation to the statutory balance sheet of Class 4 insurers is the reporting obligation to detail, on a line-by-line basis, specific asset and liability classes, as well as the requirement to identify and distinguish between what is or is not attributable to affiliates of the Class 4 insurer.

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

The new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Partner Reinsurance must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:

•	$100,000,000;

•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written)); or

•	15% of net loss and loss expense provisions and other general business insurance reserves.

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

Furthermore, under the Companies Act, Partner Reinsurance may only declare and pay a dividend from retained earnings, and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

United States

PartnerRe U.S. Corporation is a Delaware domiciled holding company for its wholly owned reinsurance subsidiaries, PartnerRe U.S. and PartnerRe Insurance Company of New York (PRNY) (PartnerRe U.S. and PRNY together being the PartnerRe U.S. Insurance Companies). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary state, New York, and all states where they are licensed, accredited or approved to underwrite reinsurance. Currently, the PartnerRe U.S. Insurance Companies are licensed, accredited or approved reinsurers and/or insurers in fifty states and the District of Columbia.

Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with their state domiciliary regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for assets, reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders. In the U.S., the Company’s current domiciliary regulators are the New York Superintendent of Insurance, the Insurance Commissioner of the State of Delaware and the Department of Insurance of the State of California.

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

State laws also require prior notice and/or regulatory approval of changes in control of an insurer or its holding company and of certain inter-company transfers of assets, payments of dividends and certain other transactions among affiliates, as well as any material changes within the holding company structure. The insurance laws of the state of domicile of the PartnerRe U.S. Insurance Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the applicable state’s chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe Ltd. (the ultimate parent company of the PartnerRe U.S. Insurance Companies) could become subject to such change of control regulations and would be required to file certain notices and reports with the Superintendent of the New York Insurance Department prior to such acquisition.

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

The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the NAIC in December 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. The Company Action Level is triggered if an insurer’s Total Adjusted Capital is less than 200% of its Authorized Control Level RBC (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The Regulatory Action Level is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The Authorized Control Level is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level, the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The Mandatory Control Level is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level, the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2009, the Total Adjusted Capital of the PartnerRe U.S. Insurance Companies exceeded applicable RBC levels.

Canada

The Canadian branch of Partner Re Europe holds a license to write property and casualty reinsurance business in Canada and the Canadian branch of Partner Reinsurance holds a license to write life business in Canada. Following its acquisition of Paris Re, the Company also carries out property and casualty operations in Canada through the Canadian branch of Paris Re France. The Canadian branch of Paris Re France holds a license to write property and casualty reinsurance business in Canada. Each Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in their respective licenses and is limited to the business of reinsurance. Each Canadian branch is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Act) applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Act. The Canadian branch of Partner Reinsurance is also licensed in the Province of Ontario to write life reinsurance business. The Canadian branch of PartnerRe Europe is licensed in the Province of Ontario to write property and casualty reinsurance business and the Canadian branch of Paris Re France is licensed in the provinces of Quebec and Ontario to write property and casualty reinsurance business. Partner Reinsurance, PartnerRe Europe and Paris Re France maintain sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow their branches to meet minimum statutory solvency requirements as required by the Act and the regulations made under it. Statutory information required by federal and provincial insurance regulators for both property and casualty and life business includes (1) a yearly business plan, (2) quarterly and year-end returns including general information, financial statements, statutory compliance reports and various investment, technical and other information, (3) an auditor’s report for the Canadian branch, (4) an opinion of an Appointed Actuary of the Canadian branch on the adequacy of the reserves and (5) an annual Dynamic Capital Adequacy Test (DCAT) report from the Appointed Actuary of the Canadian branch that tests the adequacy of the assets that are vested under various adverse scenarios.

Switzerland

The Company’s Swiss reinsurance subsidiary, Paris Re Switzerland, is a Swiss stock corporation (Aktiengesellschaft) based in Zug, Switzerland. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by the Swiss Financial Market Supervisory Authority (FINMA). Licensing and supervision requirements are imposed on Paris Re Switzerland as a separate legal entity.

Paris Re Switzerland obtained its reinsurance license from the Swiss Federal Office of Private Insurance in December 2006. On January 1, 2009, Swiss financial services regulation was reformed pursuant to the Federal Act on the Swiss Financial Market Supervisory Authority of June 22, 2007 (FINMASA Law), creating a single regulator, FINMA, covering all financial services. The function of the Swiss Federal Office of Private Insurance was replaced by this new single regulator.

In general, FINMASA Law is an overarching statute that applies unless there is a contrary provision in the laws specific to the particular industry sector (referred to as sectoral laws). The various legal and regulatory requirements that must be satisfied, are set forth primarily by the three following sets of rules and regulations: the Federal Insurance Supervisory Law (ISL), the Federal Private Insurance Supervision Ordinance (ISO) and the FINMA Insurance Supervision Ordinance, as well as by various implementing directives and circulars. In general, the approach is principles-based and allows for consideration of a justified application by management in relation to such principles.

Under Swiss rules and regulations, Swiss reinsurance companies are generally subject to many, but not all, of the same provisions that apply to direct insurers, and include the following obligations:

Adequacy of Financial Resources: The minimum capital for a third party (non-captive) reinsurance company is CHF 10 million. Companies are also obliged to constitute and maintain an organizational fund. The purpose of the organizational fund is to cover the costs of establishing and setting up the reinsurance company or extraordinarily expanding the reinsurance business. The fund may not be used for other purposes unless FINMA has approved it and three years have elapsed after the constitution of the fund.

In addition, Paris Re Switzerland must keep adequate disposable and unencumbered capital resources to cover its entire activities. In calculating the solvency margin, account is taken of the risks to which the company is exposed, the insurance classes involved, the extent of the business, the geographical scope and internationally recognized principles. Solvency is determined based on two independent methodologies:

•

Solvency I: For non-life reinsurance companies, this methodology involves calculating a margin applying defined percentages to a base of the higher of gross annual premium or gross claims for the last three available years and comparing coverage in terms of admissible “own funds” as determined under ISO.

•

The Swiss Solvency Test (SST): Under this approach, capital is deemed to be adequate if risk-bearing capital exceeds target capital. This involves a more sophisticated analysis providing for a market-consistent valuation of all assets and liabilities in the company with an approach to risk categories (insurance risk, credit risk etc.) that subjects them to stress tests using a standard regulatory approach but, where appropriate, permitting the use of internal models in the overall management of risk, once such models are validated. FINMA will pursue the validation of internal models over the course of 2010 with all companies which have opted for such a process. Until such validation is complete, the standard regulatory approach will be used.

Sound Corporate Governance, Risk Management and Internal Control System: In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in Paris Re Switzerland. This includes requirements as to the ongoing fitness, propriety and competence of the directors and senior management, observance of ethical standards, objective and appropriate remuneration procedures, management of conflicts of interests, the institution of a compliance function, independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function), as well as clear terms of reference and systems of delegation and report throughout. Insurance companies are required to implement documented procedures for risk management and internal control.

Supervisory Process: Paris Re Switzerland is required to prepare an annual report at the end of each financial year on the solvency margins available, as well as annual and semi-annual reports on the calculation of the SST. Paris Re Switzerland must also file a corporate report incorporating financial statements prepared and audited in accordance with Swiss accounting rules and a supervisory report in the prescribed format. The supervisory report is to be submitted to FINMA by June 30 of each year in electronic form together with the annual corporate report.

In addition, Paris Re Switzerland is required to notify FINMA of any intended participation in a company at or exceeding 10%, 20%, 33% or 50% of capital or voting rights. Similarly, any person intending to acquire or to decrease its participation in Paris Re Switzerland to the extent that they would reach or pass any of the thresholds of 10%, 20%, 33%, or 50% of capital or voting rights must also notify FINMA. FINMA then examines whether such participation might put the reinsurance company or the interests of the reinsured at risk. It may prohibit the acquisition or subject it to specific conditions.

There is a general duty to notify FINMA without delay of all matters which are of material significance to the regulator. This includes all matters affecting solvency, which are specified by circular to include an expected breach of solvency requirements and an asset value decrease or adjustment of 10% or more of equity, and any regulatory or criminal investigations brought against the company or the senior management or other significant events.

Intervention and Enforcement by the Regulator: FINMASA Law provides for a wider range of supervisory intervention tools than previously provided for under the ISL, such as orders to comply with the law, declarations of unfitness for individuals, disgorgement and the appointment of independent specialists to investigate and implement remediation.

Capital Structure and Dividends: Paris Re Switzerland is funded by a combination of subordinated debt and equity. The equity is held in the form of paid-in capital by shares and share premium. According to Swiss corporate law and insurance supervisory law, a non-life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital being paid-in share capital. Paris Re Switzerland has been substantially funded by share premium. As of 2011, share premium can, subject to certain conditions, be distributed to shareholders without being subject to withholding tax. However, under certain circumstances, the repayment of subordinated debt and distribution of any dividend and more generally any reduction in shareholder’s equity remain subject to the approval of FINMA, which will consider the maintenance of solvency and the interests of reinsureds.

Reinsurance Group Supervision: In addition to the supervision that is conducted at the individual company level, the reinsurance group controlled by the Merger Subsidiary is subject to group supervision by the Supervision of Insurance Groups section of FINMA. The main goals of the supervision are to ensure solvency of the group, to monitor inter-group transactions, and to assess the adequacy of corporate governance, risk management and internal control processes.

Pursuant to the ISO, the solvency margins of a reinsurance group are determined based on the methods applicable to individual reinsurance companies. The solvency margin according to Solvency I for a reinsurance group is calculated based on the consolidated financial statements of the group. Regarding the risk based solvency calculation under the SST, the reinsurance group must have in place an internal model for the determination and quantification of all material risk types. Such model must be approved by FINMA. The calculation of the solvency margins of a reinsurance group must be performed semi-annually.

France

The Company’s French reinsurance subsidiary, Paris Re France, is a French stock corporation (Société Anonyme) based in Paris, France. The European Directive of November 16, 2005 on reinsurance provides a harmonized regulatory framework for reinsurance in the European Economic Area (EEA). This Reinsurance Directive was fully implemented by French law in November 2008.

Paris Re France has obtained from the Comité des Entreprises d’Assurance (CEA) the authorization to carry on reinsurance business within the EEA. Such authorization represents a “single passport” which enables Paris Re France to carry on reinsurance business anywhere in the EEA under the freedom of establishment (that is, by establishing a branch anywhere in the EEA) and the freedom to provide cross-border services.

Regulatory supervision of Paris Re France is under the authority of the French insurance regulator, the Autorité de Contrôle des Assurances et des Mutuelles (ACAM). Supervision is carried out only by the ACAM, as EEA member states are not able to impose any measures which amount to indirect supervision of authorized reinsurers. The ACAM may request access to any information or document in connection with its mission and, in particular, may request that any measure be taken regarding the reinsurers’ financial situation, their management methods or appropriate conduct of their activities as they relate to their development goals. In addition, the ACAM may request that any document which is contrary to applicable laws or regulations be amended or withdrawn.

Paris Re France is subject to reporting requirements and must have adequate corporate governance mechanisms in place. Financial supervision involves the verification of the state of solvency, technical provisions, and assets of reinsurance undertakings. Paris Re France must establish sufficient technical provisions to match all of its liabilities to reinsured undertakings.

Minimum Solvency Margin: Paris Re France must have sufficient capital to meet a solvency margin determined in light of all of its activities. The solvency margin for reinsurers is equal to the greater of the two results obtained by applying the following two calculation methods: on the basis of annual premiums, and on the basis of the average claims burden for the last three financial years. As part of the approval process for the acquisition of Paris Re by the Company, the CEA imposed an additional capital requirement such that Paris Re France must maintain a solvency margin no less than three times the calculated solvency margin.

Minimum Guarantee Fund: Paris Re France has a minimum guarantee fund. This guarantee fund must correspond to one third of the required solvency margin.

Admissible Assets: The French reinsurers’ investments must comply with principles-based rules. French reinsurers must cover their liabilities with assets which take into account the nature, amount and duration of these liabilities, in order to guarantee the liquidity, security, yield, currency-matching and adequacy of the investments. Investments must also be sufficiently diversified in order to sustain economic fluctuations and catastrophic events.

Financial Reporting and Internal Control: Paris Re France is required to prepare annual financial statements, annual filing and solvency reports. In addition, the board of directors of Paris Re France has to approve, on at least an annual basis, a detailed report on its internal controls that is then filed with the ACAM.

Dividends: Dividend distributions are governed by French law. A company is required to contribute a minimum of 5% of any annual profit up to 10% of the share capital to a legal reserve. The distributable earnings consist of the earnings for the period, less any negative retained earnings and the sum required to be allocated to the legal reserve, plus the positive retained earnings. Further distributions may be made from reserves in excess of the minimum requirements with shareholder approval. However, no dividend distributions can be made to the shareholders when the share capital is, or would become, lower than the amount of the share capital plus the minimum reserves required by French law, except in the event of a capital reduction (and with the approval of the ACAM). In addition, as a reinsurance company, Paris Re France must comply with the provisions of the French Insurance Code, particularly with respect to the solvency margin.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, Partner Reinsurance, PartnerRe Europe, the PartnerRe U.S. Companies and the companies acquired in the Paris Re acquisition is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Brazil, Canada, Chile, China, France, Hong Kong, Ireland, Japan, Labuan, Mexico, Singapore, Switzerland and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

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

Canada

The Canadian non-life branch of PartnerRe Europe, the Canadian life branch of Partner Reinsurance and the Canadian non-life branch of Paris Re France are subject to Canadian taxation on their profits. The profits of the Canadian branches of Partner Re Europe and Partner Reinsurance are taxed at the federal level as well as the Ontario-provincial level at a total rate that was 33% in 2009. Canada has enacted a phased-in decrease of the

Federal income tax rate; combined with the phased-in decrease of the income tax rate in the Province of Ontario, the total rate will be 30.99% in 2010, 28.25% in 2011, 26.25% in 2012 and 25.50% in 2013. See also the discussion of taxation in Ireland below. The Canadian branch of Paris Re France is subject to taxation on its profits at the federal level as well as the Ontario and Quebec provincial level at a total rate that was an average of 31.78% in 2009. We expect this rate to decrease through 2013, however, the exact rate cannot be determined at this time since the branch operates in both Ontario and Quebec.

France

The French branch of PartnerRe Europe and Paris Re France are conducting business in and are subject to taxation in France. The current statutory rate of tax on corporate profits in France is 34.43%. See also the discussion of taxation in Ireland below.

Ireland

The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits arising from other than a trade or business are taxable at the rate of 25%. The Swiss and French branches and Canadian non-life branch of PartnerRe Europe are subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, France and Canada can be credited or deducted against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, French and Canadian non-life branches.

Switzerland

The Swiss branch of PartnerRe Europe is subject to Swiss taxation, mainly on profits and capital. To the extent that net profits are generated, profits are taxed at a rate of approximately 21%. The branch pays capital taxes at a rate of approximately 0.17% on its imputed branch capital calculated according to a procured taxation ruling. See also the discussion of taxation in Ireland above. Paris Re Switzerland is subject to taxation on its profits in the Canton of Zug, at a rate of approximately 10%.

United States

PartnerRe U.S. Corporation and its subsidiaries (collectively the PartnerRe U.S. Companies) transact business in and are subject to taxation in the United States. The Company believes that it and its subsidiaries, other than the PartnerRe U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

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

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investor information pages of its website, located at http://www.partnerre.com. Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). None of the information on the Company’s website or on the SEC’s website is incorporated into this report except to the extent explicitly incorporated by reference.

ITEM 1A.	RISK FACTORS

Introduction

Current and potential investors in the Company should be aware that, as with any publicly traded company, investing in our securities carries risk. Managing risk effectively is paramount to our success, and our organization is built around intelligent risk assumptions and careful risk management, as evidenced by our development of the PartnerRe risk management framework, which provides an integrated approach to risk across the entire organization. We have identified what we believe reflect key significant risks to the organization, and in turn the shareholders. These risks should be read in conjunction with other Risk Factors described in more detail below under the heading Risk Factors.

First, in order to achieve our targeted growth in book value per share of 10% a year, we believe we must be able to generate approximately 13% operating ROE. Our ability to do that over a reinsurance cycle is dependent on our individual performance, but also on industry factors that impact the level of competition and the level of cost. The level of competition is determined by supply and demand of capacity. Demand is determined by client buying behavior, which varies based on the client’s perception of the amount and volatility of risk, its financial capacity to bear it and the cost of risk transfer. Supply is determined by the existing reinsurance companies’ level of financial strength and the introduction of capacity from new start-ups or capital markets. Significant new capacity or significant reduction in demand will depress industry profitability until the supply/demand balance is redressed. Extended periods of imbalance could depress industry profitability to a point where we would fail to meet our targets.

Second, we knowingly expose ourselves to significant volatility in our quarterly and annual net income. We create shareholder value by assuming risk from the insurance and capital markets. This exposes us to volatile earnings as untoward events happen to our clients and in the capital markets. Examples of potential large loss events include, without limitation:

•	Natural catastrophes such as hurricane, windstorm, flood, earthquake, etc.

•	Man-made disasters such as terrorism

•	Declines in the equity and credit markets

•	Systemic increases in the frequency or severity of casualty losses

•	New mass tort actions or reemergence of old mass torts such as asbestosis

We manage large loss events through evaluation processes, which are designed to enable proper pricing of these risks over time, but which do little to moderate short-term earnings volatility. The only effective tool to manage earnings volatility is through diversification by building a portfolio of uncorrelated risks. We do not currently buy significant amounts of retrocessional coverage, nor do we use significant capital market hedges or trading strategies in the pursuit of stability in earnings.

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

We rely on our internal risk management processes, models and systems to manage these risks at the nominal exposure levels approved by the Company’s Board. However, because these models and processes may fail, we also impose limits on our exposure to these risks.

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

The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Berkshire Hathaway’s General Re, Everest Re Group Ltd, Hannover Re, Lloyds, Munich Re, Swiss Re, SCOR Group, Transatlantic Holdings, Inc. and reinsurance operations of certain primary insurance companies, such as ACE Limited, Arch Capital, and Axis Capital. Competition in the types of reinsurance that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing, terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and experience in the lines of reinsurance to be written. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers would become more intense and we could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins.

The current state of the economy and capital markets increases the possibility of adverse effects on our financial position and results of operations. Economic downturns could impair our investment portfolio and affect the primary insurance market, which could, in turn, harm our operating results and reduce our volume of new business.

During 2008 and continuing into 2009, the capital markets in the United States and abroad experienced a severe economic downturn and certain economies remain in recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities. While the increased spreads have reduced during the latter half of 2009, illiquidity remains in certain parts of the debt capital markets. The longer this economic dislocation persists, the greater the probability that these risks could have an adverse effect on our financial results. This may be evidenced in several ways, including but not limited to a potential reduction in our premium income, financial losses in our investment portfolio and decreases in revenue and net income.

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

Our reinsurance operations are subject to extensive laws and regulations that are administered and enforced by a number of different governmental and non-governmental self-regulatory authorities in each of their respective jurisdictions. As a result of the current financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory authority in new and more robust ways, and new regulators could become authorized to oversee parts of our business. It is not possible to predict the future impact of these types of changes but if they did occur they could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which, in turn, could affect our results of operations, financial condition and liquidity. Our main subsidiaries’ regulatory environments are described in detail under the heading Regulation. Regulations relating to each of our main subsidiaries may in effect restrict each of those subsidiaries’ ability to write new business, to make certain investments and to distribute funds or assets to us.

Recent government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of others, including shareholders of reinsurers. In light of the current financial crisis, we believe it is likely there will be increased regulation of, and other forms of government participation in, our industry in the future, which could adversely affect our business by, among other things:

•	Providing reinsurance capacity in markets and to clients that we target or requiring our participation in industry pools and guaranty associations;

•	Further restricting our operational or capital flexibility;

•	Expanding the scope of coverage under existing policies;

•	Regulating the terms of reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

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

If we are downgraded by rating agencies by two notches or more, our standing with brokers and customers could be negatively impacted and may adversely impact our results of operations.

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

Our current financial strength ratings are:

PartnerRe
Standard & Poor’s	AA-
Moody’s	Aa3
A.M. Best	A+
Fitch	AA

Paris Re
Standard & Poor’s	A+
A.M. Best	A

Following the announcement of the Company’s proposed acquisition of Paris Re, Moody’s and A.M. Best affirmed the Company’s ratings, while Standard & Poor’s (S&P) and Fitch affirmed the Company’s ratings but revised their outlook to negative from stable, with S&P citing concerns about potential integration risks (including the Company’s ability to integrate the culture and risk management cultures of both organizations) as well as potential earnings dilution, and Fitch citing uncertainty over whether the combined entity will generate returns and stability of returns that are commensurate with those required at the Company’s current rating level.

Following the completion of the 100% acquisition of Paris Re, both S&P and A.M. Best upgraded Paris Re’s ratings to one notch below the PartnerRe rating with an outlook of positive on December 3, 2009 and January 21, 2010, respectively. Further upgrades are dependent on the timing and structure of the integration.

If our ratings were significantly downgraded, by two notches or more, our competitive position in the reinsurance industry may suffer, and it could result in a reduction in demand for our products, In addition, certain business that we write contains terms that give the ceding company or derivative counterparty the right to terminate cover and/or require collateral if our ratings are downgraded significantly.

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

The exposure of our investments to interest rate, credit and equity risks may limit our net income and may affect the adequacy of our capital.

We invest the net premiums we receive until such time as we pay out losses. Investment results comprise a substantial portion of our income. For the year ended December 31, 2009, we had net investment income of $596 million, which represented approximately 11% of total revenues. In addition, we recorded realized ($81 million) and unrealized ($511 million) gains on investments during 2009, and we record all realized and unrealized gains or losses through net income. While our Management has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.

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

We use the term equity-like investments to describe our investments that have market risk characteristics similar to equities and are not investment grade fixed income securities. This category includes bank loans, high yield fixed income investments, private equity investments and derivative exposure assumed. Fluctuations in the fair value of our equity-like investments may reduce our income in any period or year and cause a reduction in our capital.

Since we rely on a few reinsurance brokers for a large percentage of our business, loss of business provided by these brokers could reduce our premium volume and net income.

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2009, approximately 72% of our gross premiums were produced through brokers. In 2009, we had two brokers that accounted for 44% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers would reduce our premium volume and net income.

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

Although we did not operate prior to 1993, we assumed certain asbestos and environmental exposures through our acquisitions, including Paris Re. Our reserves for losses and loss expenses include an estimate of our ultimate liability for asbestos and environmental claims for which we cannot estimate the ultimate value using traditional reserving techniques, and for which there are significant uncertainties in estimating the amount of our potential losses. We and certain of our subsidiaries have received and continue to receive notices of potential reinsurance claims from ceding insurance companies, which have in turn received claims asserting asbestos and environmental losses under primary insurance policies, in part reinsured by us. Such claims notices are often precautionary in nature and are generally unspecific, and the primary insurers often do not attempt to quantify the amount, timing or nature of the exposure. Given the lack of specificity in some of these notices, and the legal and tort environment that affects the development of claims reserves, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. In addition, the reserves that we have established may be inadequate. If ultimate losses and loss expenses exceed the reserves currently established, we will be required to increase loss reserves in the period in which we identify the deficiency to cover any such claims.

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

We may be adversely affected if Colisée Re, AXA or their affiliates fail to honor their obligations to Paris Re or its clients.

As part of the AXA Acquisition, Paris Re entered into 2006 Acquisition Agreements. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re above.

Pursuant to the Quota Share Retrocession Agreement, the benefits and risks of Colisée Re’s reinsurance agreements, including those entered into following the AXA Acquisition pursuant to the Issuance Agreement entered into between Colisée Re and Paris Re France on December 21, 2006, were ceded to Paris Re, but Colisée Re remains both the legal counterparty for all such reinsurance contracts and the legal holder of the assets relating to such reserves.

Under the Run Off Services and Management Agreement, Paris Re has agreed that AXA LM will manage claims arising from all reinsurance and retrocession contracts subject to the Reserve Agreement.

If AXA LM does not take into account Paris Re’s commercial concerns in the context of Paris Re’s on-going business relations with the relevant ceding companies and retrocessionaires, our ability to renew reinsurance and retrocession contracts with them may be adversely affected.

There can be no assurance that our business activities, financial condition, results or future prospects may not be adversely affected in spite of the existence of the 2006 Acquisition Agreements. In general, if AXA or its affiliates breach or do not satisfy their obligations under the 2006 Acquisition Agreements (whether as a result of insolvency, inability or unwillingness to make payments under the terms of the 2006 Acquisition Agreements), we could be materially adversely affected.

The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.

Catastrophe reinsurance comprises approximately 10% of our net premiums written and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

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

By way of illustration, during the past five calendar years, the Company incurred the following pre-tax large catastrophe losses, net of reinstatement premiums (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophe losses
2009	$—
2008	305
2007	50
2006	—
2005	900

Paris Re’s pre-tax large catastrophe losses are not reflected in the above table. Subsequent to the completion of the Paris Re acquisition, our exposure to natural and man-made disasters may be different than our historical exposure and may have increased.

The loss incurred in 2007 was as the result of one large catastrophe event, whereas the losses in 2008 and 2005 were incurred as the result of multiple large catastrophe events. We believe, and recent scientific studies have indicated, that the frequency of Atlantic basin hurricanes has increased and may change further in the future relative to the historical experience over the past 100 years. As a result of changing climate conditions, such as global warming, there may be increases in the frequency and severity of natural catastrophes and the losses that result from them. We monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies.

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

We maintain cash balances significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various depository institutions. We also have funding commitments from a number of banks and financial institutions that participate in our credit facilities. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities. Access to funds under these existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding requirements. Those banks may not be able to meet their funding requirements if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market. There have also been recent consolidations in the banking industry which could lead to increased reliance on and exposure to a limited number of institutions. If we cannot obtain adequate financing or sources of credit on favorable terms, or at all, our business, operating results and financial condition could be adversely impacted.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Developments in accounting practices, for example a convergence of U.S. GAAP with International Financial Reporting Standards (IFRS), may require considerable additional expense to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted, but may affect the results of our operations, including among other things, the calculation of net income.

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

We believe that we and our non-U.S. subsidiaries have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the United States and, on this basis, we do not expect that either we or our non-U.S. subsidiaries will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S.-source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the IRS may contend that either we or our non-U.S. subsidiaries are engaged in a trade or business in the United States. If either we or our non-U.S. subsidiaries are subject to U.S. income tax, our shareholders’ equity and earnings will be reduced by the amount of such taxes, which might be material.

PartnerRe U.S. Corporation and its subsidiaries conduct business in the United States, and are subject to U.S. corporate income taxes.

If proposed legislation previously introduced in both Houses of Congress is reintroduced and passed, our individual U.S. shareholders may no longer qualify for current capital gains rates on our dividends.

Currently, our individual U.S. shareholders are taxed on dividends paid in taxable years beginning before January 1, 2011 at advantageous capital gains rates rather than ordinary income tax rates. Proposed legislation has been introduced in both Houses of Congress that would exclude shareholders of a foreign corporation from this advantageous treatment unless either (i) the corporation is organized or created in a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S., and the corporation is organized or created in a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would not satisfy either of these tests and, accordingly, if this legislation is reproposed and becomes law, individual U.S. shareholders would no longer qualify for the advantageous capital gains rates on our dividends. It is not possible to predict whether similar legislation might be reintroduced and enacted in the future.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (OECD) has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

If proposed U.S. legislation is passed, our U.S. reinsurance subsidiary may be subject to higher U.S. taxation and our net income would decrease.

Currently, our U.S. reinsurance subsidiary retrocedes or may retrocede a portion of its U.S. business to our Non-U.S. reinsurance subsidiaries and is generally entitled to deductions for premiums paid for such retrocessions. Proposed legislation has been introduced that if enacted would impose a limitation on such deductions, which could result in increased U.S. tax on this business and decreased net income. It is not possible to predict whether this or similar legislation may be enacted in the future.

We are a holding company, and if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations.

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of operating expenses, interest payments related to our long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to our long-term debt, and the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries is limited under Bermuda, Irish, Swiss and French laws and certain statutes of various U.S. states in which our U.S. subsidiaries are licensed to transact business. As of December 31, 2009, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

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

The continued integration of Paris Re into our business following the acquisition may present significant challenges and may result in the incurrence of significant costs.

We may face significant challenges, including regulatory, technical, accounting and other challenges, in combining Paris Re’s operations into our operations in a timely and efficient manner and in retaining key personnel. Furthermore, management resources may be diverted for an extended period of time to accomplish this integration. The failure to successfully integrate Paris Re and to successfully manage the challenges presented by the integration process may result in our not achieving the anticipated benefits of the transaction. In addition, we have been and will continue to incur integration and restructuring costs as we integrate the businesses of Paris Re with our businesses. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, if at all.

Foreign currency fluctuations may reduce our net income and our capital levels.

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Canadian dollar, the Swiss franc and the Singapore dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates.

Provisions in our bye-laws may restrict the voting rights of our shares and may restrict the transferability of our shares.

Our bye-laws generally provide that if any person owns, directly, indirectly or by attribution, more than 9.9% of our outstanding shares (including our common and preferred shares), the voting rights attached to such shares will be reduced so that such person may not exercise and is not attributed more than 9.9% of the total voting rights. In addition, our board of directors may limit a shareholder’s exercise of voting rights where it deems it necessary to do so to avoid non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders.

Under our bye-laws, subject to waiver by our board of directors, no transfer of our shares is permitted if such transfer would result in a shareholder controlling more than 9.9% of our outstanding shares. Our bye-laws also provide that if our board of directors determines that share ownership by a person may result in non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders, then we have the option, but not the obligation, to require that shareholder to sell to us for fair market value the minimum number of shares held by such person which is necessary to eliminate the non-de minimis adverse tax, legal or regulatory consequences.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to our bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate the shareholder’s voting rights.

The loss of key executive officers could adversely affect us.

Our success has depended, and will continue to depend, partly upon our ability to attract and retain executive officers. If any of these executives ceased to continue in his or her present role, we could be adversely affected.

We believe there are only a limited number of available qualified executives in the business lines in which we compete. Our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and other key personnel. The skills, experience and knowledge of the reinsurance industry of our management team constitute important competitive strengths. If some or all of these managers leave their positions, and even if we were able to find persons with suitable skills to replace them, our operations could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases office space in Bermuda where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, including Beijing, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Miami, Montreal, New York, Paris, Santiago, Sao Paulo, Seoul, Singapore, Tokyo, Toronto, Washington, D.C., Zug and Zurich.

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

As of December 31, 2009, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Subpoenas

In January 2007, PartnerRe U.S. received a subpoena from the Attorney General for the State of Connecticut requesting information relating to the Company’s participation in certain underwriting agreements that existed in 2002 and prior. The Company has responded promptly to all requests for information.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange (NYSE):

Common shares	PRE
6.75% Series C cumulative preferred shares	PRE-PrC
6.5% Series D cumulative preferred shares	PRE-PrD

On December 7, 2009, the Company’s common shares also commenced trading on the NYSE Euronext Paris exchange under the symbol PRE.

As of February 22, 2010, the approximate number of common shareholders was 75,800.

During the quarter ended December 31, 2009, the Company issued approximately 24.2 million common shares in connection with the acquisition of the remaining outstanding Paris Re common shares and warrants.

The following table provides information about purchases by the Company during the quarter ended December 31, 2009, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)(3)
10/01/2009-10/31/2009	—	—	—	5,000,000
11/01/2009-11/30/2009	—	—	—	5,000,000
12/01/2009-12/31/2009	—	—	—	5,000,000
Total	—	—	—

(1)	At December 31, 2009, the Company’s stock repurchase authorization was 5 million common shares, all of which remained eligible for repurchase under the then existing authorization approved by the Company’s Board of Directors. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At December 31, 2009, approximately 5,000 common shares were held in treasury and available for reissuance.
(3)	In February 2010, the Company repurchased 1.8 million of its common shares at a total cost of $140.0 million, representing an average cost of $75.83 per share. Following these repurchases, in February 2010, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a total of 8 million common shares.

The following table sets forth the high and low sales prices per share of the Company’s common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2009			2008
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
Three months ended March 31	$72.43	$54.65	$0.47	$82.23	$73.77	$0.46

Three months ended June 30	68.66	62.83	0.47	77.66	69.13	0.46

Three months ended September 30	77.80	61.35	0.47	74.40	63.05	0.46

Three months ended December 31	80.99	73.40	0.47	72.76	48.48	0.46

Other information with respect to the Company’s common shares and related shareholder matters is contained in Notes 3, 13, 14, 17, 18 and 25 to Consolidated Financial Statements in Item 8 of Part II of this report and in the Proxy Statement and is incorporated by reference to this item.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The following Selected Consolidated Financial Data is prepared in accordance with accounting principles generally accepted in the United States. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements.

The Statement of Operations Data reflects the consolidated results of the Company and its subsidiaries for 2005, 2006, 2007, 2008 and 2009, including the results of Paris Re from October 2, 2009 to December 31, 2009. The Balance Sheet Data reflects the consolidated financial position of the Company and its subsidiaries as at December 31, 2005, 2006, 2007, 2008 and 2009, including Paris Re as at December 31, 2009.

(Expressed in millions of U.S. dollars or shares, except per share data)

	For the years ended December 31,
Statement of Operations Data	2009	2008	2007	2006	2005
Gross premiums written	$4,001	$4,028	$3,810	$3,734	$3,665
Net premiums written	3,949	3,989	3,757	3,689	3,616
Net premiums earned	$4,120	$3,928	$3,777	$3,667	$3,599
Net investment income	596	573	523	449	365
Net realized and unrealized investment gains (losses)	591	(531)	(72)	47	207
Net realized gain on purchase of capital efficient notes	89	—	—	—	—
Other income (loss)	22	10	(17)	24	35

Total revenues	5,418	3,980	4,211	4,187	4,206
Losses and loss expenses and life policy benefits	2,296	2,609	2,082	2,111	3,087
Total expenses	3,635	3,918	3,328	3,355	4,244

Income (loss) before taxes and interest in earnings (losses) of equity investments	1,783	62	883	832	(38)
Income tax expense	262	10	82	95	23
Interest in earnings (losses) of equity investments	16	(5)	(83)	12	10

Net income (loss)	$1,537	$47	$718	$749	$(51)

Basic net income (loss) per common share	$23.93	$0.22	$12.18	$12.58	$(1.56)
Diluted net income (loss) per common share	$23.51	$0.22	$11.87	$12.37	$(1.56)
Dividends declared and paid per common share	$1.88	$1.84	$1.72	$1.60	$1.52
Weighted average number of common and common share equivalents outstanding	63.9	55.6	57.6	57.8	55.0
Non-life Ratios
Loss ratio	52.7%	63.9%	50.8%	54.8%	87.3%
Acquisition ratio	21.9	23.3	22.9	23.1	23.0
Other operating expense ratio	7.2	6.9	6.7	6.5	6.0

Combined ratio	81.8%	94.1%	80.4%	84.4%	116.3%

	At December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
Total investments, funds held – directly managed and cash and cash equivalents	$18,165	$11,724	$11,572	$10,679	$9,579
Total assets	23,733	16,279	16,149	15,034	13,783
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	12,427	8,943	8,773	8,301	7,962
Long-term debt	—	200	620	620	620
Debt related to senior notes	250	250	—	—	—
Debt related to capital efficient notes or trust preferred securities	71	258	258	258	206
Total shareholders’ equity	7,646	4,199	4,322	3,786	3,093
Diluted book value per common and common share equivalents outstanding	$84.51	$63.95	$67.96	$56.07	$44.57
Number of common shares outstanding, net of treasury shares	82.6	56.5	54.3	57.1	56.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis reflects the consolidated results of the Company and its subsidiaries for the years ended December 31, 2007, 2008 and 2009, including the results of Paris Re from October 2, 2009 to December 31, 2009. Effective October 2, 2009, the Company’s ownership of the common shares of Paris Re increased to approximately 83%, such that the Company obtained a controlling interest in Paris Re at that date. This interest was subsequently increased to 100% in December 2009.

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

Between 2001 and 2004, premium rates increased, driven by large loss events and there were steep declines in interest rates and equity values, adding to the pressure for improvements in pricing and underwriting terms. This began to reverse in late 2003 and continued into 2004, when the Company began to see a slowing and/or flattening in the rate of improvement. During 2005, pricing was generally flat to down, except for wind-exposed lines, with 2005 being the worst year in the history of the industry in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever. Consequently, the Company observed in 2006 strong pricing increases in the lines and geographies that were affected by the large 2005 catastrophic loss events. Pricing in other lines was generally stable. In 2007, pricing remained strong for U.S. wind-exposed lines, while all other lines saw pricing declines.

In 2008, pricing declined in most major markets and most lines of business as there was a continuation of the trend toward increasing risk retention by cedants, and restructuring proportional coverages to non-proportional treaties, which led to the reduction in the amount of premiums in the reinsurance marketplace. In 2008, there was also severity of losses, such as Hurricane Ike, frequency of losses and severe and widespread financial turmoil stemming from the sub-prime mortgage and resulting global credit and financial crisis. The financial markets experienced severe dislocation and unprecedented events, including extreme volatility in foreign exchange markets and worldwide equity markets, significant declines in risk-free interest rates and increases in credit spreads, risk assets under-performing risk-free assets and several financial institutions being subject to government bail-out packages both in the U.S. and Europe.

In 2009, the non-life reinsurance market overall remained relatively unchanged from 2008. Pricing and profitability improved in certain catastrophe-exposed property lines in the U.S. and Japan, but elsewhere, especially in casualty lines, the impact of stagnant pricing and interest rates near historic lows caused continued pressure on returns on capital, pricing and profitability. Beginning in the second quarter, and continuing through the rest of 2009, financial markets showed improvement, primarily with increases in worldwide equity and credit markets.

The acquisition of Paris Re, combined with a strong net income during 2009, resulted in the Company’s total capital increasing to approximately $8 billion at December 31, 2009. This provides the Company with enhanced strategic and financial flexibility in a less predictable and more limited growth environment. With the addition of Paris Re’s diversified book of business, the Company’s clients will benefit from a broader product spread and increased size and balance. Specifically, the Company’s larger premium base allows it to deploy capital to the lines of business and markets with the most attractive risk and return characteristics, and take advantage of opportunities as they arise. It is also expected that the increased capital base will enable the Company to better position itself in order to continue to achieve its long-term financial goals and generate long-term shareholder value.

Overall, the January 1, 2010 renewals saw stable market conditions with some measured deterioration, except for improvements observed in catastrophe and credit exposed lines in certain markets. The U.S. casualty lines remained uncertain at the January 1, 2010 renewals, with no indication of improving pricing or terms and conditions. The global non-life reinsurance market’s priced profitability is declining under the weight of low risk-free rates and overall pricing that is showing a modestly negative bias. The Company grew in markets with the most attractive risk and return opportunities, and generally maintained its position in lines where priced profitability was stable, but not yet improved. The Company and Paris Re renewed their January 1, 2010 books separately to facilitate an orderly renewal process for Paris Re’s clients. However, it is expected that the Paris Re business will renew under the Company’s name for the July 1, 2010 renewals. Management believes it has maintained appropriate diversification in its risk portfolio and maintained a similarly priced technical ratio (defined below) to that of the January 1, 2009 renewal.

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

The Company’s profitability is significantly affected by the level of its losses and loss expenses incurred. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written and earned. The Company’s Non-life and Life net reserve positions at December 31, 2009 were $10.5 billion and $1.6 billion, respectively. Management believes that it follows prudent reserving policies to maintain a strong financial position. A key challenge for the Company is the accurate estimation of loss reserves for each line of business, which is critical in order to accurately determine the profitability of each line and allocate the appropriate amount of capital to each line in a manner that optimizes profitability.

Within the Company’s Life segment, the reinsurance market is differentiated between mortality and longevity products, with mortality being the larger market. For the mortality markets in which the Company writes business, the Company observed improved pricing and conditions. The Company does not write life business in the U.S. market.

The Company’s capital markets and investment operations, including public and private market investments, experienced a difficult year in 2008, with significant economic fallout resulting from the deterioration of the credit markets which began in 2007, and the collapse of the credit and equity markets in 2008. During 2009, the improvements in equity and credit markets contributed to the Company’s return on its investment portfolio significantly outperforming risk-free rates compared to its returns in 2008, which were below risk-free rates. The Company believes that capital market risks managed in a disciplined and measured way will generate positive excess returns to the Company over time.

The Company generates revenue from its substantial and high quality investment portfolio, as well as the investments underlying the funds held – directly managed account. The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. The Company allocates its invested assets into two categories: liability funds and capital funds. See the discussion of liability funds and capital funds in Financial Condition, Liquidity and Capital Resources. A key challenge for the Company is achieving the right balance between current investment income and total returns (that include price appreciation or depreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and its funds held – directly managed account and allocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. Similarly, the Company reduces its exposure to risk asset classes where returns are underperforming. The Company may also lengthen or shorten the duration of its fixed income portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions. During 2009, the Company took a measured approach to adding risk back into the investment portfolio, by increasing its allocation to equities, and it has shortened the duration of its fixed income portfolio given historically low interest rates.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income, Management uses three key measures to evaluate its financial performance, as well as the overall growth in value generated for the Company’s common shareholders.

Diluted Book Value per Share: Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all stock-based awards and other dilutive securities). Diluted book value per share is impacted by the Company’s net income and external factors such as foreign exchange, interest rates and equity markets, which can drive changes in unrealized gains or losses on its investment portfolio. Over the past seven years, since December 31, 2002, the Company has generated a compound annual growth rate in diluted book value per share in excess of 13%.

ROE: Management uses operating return on beginning shareholders’ equity (ROE) as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings or loss available to common shareholders (net income or loss excluding after-tax net realized gains or losses on investments, after–tax net realized gain on purchase of capital efficient notes (CENts), after-tax net interest in earnings or losses of equity investments and preferred share dividends) divided by beginning common shareholders’ equity. For the year ended December 31, 2009, following the acquisition of Paris Re, Management adjusted the return on beginning common shareholders’ equity to be the sum of the results for the nine months ended September 30, 2009 divided by beginning of year common shareholders’ equity plus the results for the three months ended December 31, 2009 divided by beginning of year common shareholders’ equity plus the equity issued related to the acquisition of Paris Re. Management has set an average 13% ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders for the risk assumed. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital allocation and underwriting pricing decisions, incorporate an ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is allocated to each transaction for determining the transaction’s priced return on deployed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is allocated to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) allocating an appropriate amount of capital to each transaction based on the incremental risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, and (iii) assessing the diversification benefit, if any, of each transaction. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s 13% ROE objective.

Combined Ratio: The combined ratio is used industry-wide as a measure of underwriting profitability for Non-life business. The combined ratio is the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned). A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other operating expenses are less than the premiums earned on that business. While an important metric of success, the combined ratio does not reflect all components of profitability, as it does not recognize the impact of interest income earned on premiums between the time premiums are received and the time loss payments are ultimately made to clients. From 2002 onwards, the Company had seven years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment, with the only exception being 2005. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%. The key challenges in managing the combined ratio metric consist of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines or markets, and (iii) maintaining control over expenses.

Other Key Issues of Management

Enterprise Culture

Management is focused on ensuring that the structure and culture of the organization promote intelligent, prudent, transparent and ethical decision-making. Management believes that a sound enterprise culture starts with the tone at the top. The Executive Management holds regular company-wide information sessions to present and review Management’s latest decisions, whether operational, financial or structural, as well as the financial results of the Company. Employees are encouraged to address questions related to the Company’s results, strategy or Management decisions, either anonymously or otherwise to Management so that they can be answered during these information sessions. Management believes that these sessions provide a consistent message to all employees about the Company’s value of transparency. Management also strives to promote a work environment that (i) aligns the skill set of individuals with challenges encountered by the Company, (ii) includes segregation of duties to ensure objectivity in decision-making, and (iii) provides a compensation structure that encourages and rewards intelligent and ethical behavior. To that effect, the Company has a written Code of Business Conduct and Ethics and provides employees with a direct communication channel to the Audit Committee in the event they become aware of questionable behavior of Management or anyone else. Finally, Management believes that building a sound internal control environment, including a strong internal audit function, helps ensure that behaviors are consistent with the Company’s cultural values.

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital, especially in light of the recent disruptions in the global credit and capital markets. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s ROE. Consequently, Management closely monitors its capital needs and capital level throughout the cycle and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve the proper balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital, returning capital to shareholders by way of share repurchases and dividends.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high-quality, well-balanced and liquid investment portfolio, and by matching the duration of its investments and investments underlying the funds held – directly managed account with that of its net reinsurance liabilities. In 2010, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events. The Company also maintains credit facilities with banks that can provide efficient access to cash in the event of an unforeseen cash requirement.

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

Individual business units manage assumed risks, subject to the appetite and principles approved by the Board, limits approved by the Risk Management and Finance Committee, and policies established by Executive and Business Unit Management. At an operational level, business units manage assumed risk through risk mitigation strategies including strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

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

The major risks to the Company’s balance sheet are typically due to events that Management refers to as shock losses. The Company defines a shock loss as an event that has the potential to materially damage economic value. The Company defines its economic value as the difference between the net present value of tangible assets and the net present value of liabilities, using appropriate risk discount rates, plus the unrecognized value of our Life portfolio. For traded assets, the calculated net present values are equivalent to market values.

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

Other risks such as interest rate risk and credit spread risk have the ability to impact results substantially and may result in volatility in results from quarter to quarter, but Management believes that by themselves, they are unlikely to represent a material downside threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report for additional disclosure on interest rate risk, credit spread risk, foreign currency risk, credit risk and equity price risk.

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

The Company imposes an absolute limit to catastrophe risk from any single loss through exposure limit caps in each zone and to each peril. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance linked securities. The Company also manages its catastrophe exposures such that the chance of an economic loss to the Company from all catastrophe losses in aggregate in any one year exceeding $1.6 billion has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary models that take into account not only the exposures in any zone, but also the likely frequency and severity of catastrophic events. This quantitative analysis is supplemented with the professional judgment of experienced underwriters. At December 31, 2009, the modeled economic loss to the Company from a 1 in 75 year catastrophic loss was $1.3 billion, in aggregate, for all zones.

Catastrophe risk is managed through the real-time allocation of catastrophe exposure capacity in each exposure zone to different business units, regular modeling of aggregate loss scenarios through proprietary models and a combination of quantitative and qualitative analysis. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Not all zones have the same limit and zones are broadly defined so that it would be highly unlikely for any single event to substantially erode the aggregate exposure limits from more than one zone. Even extremely high severity/low likelihood events will only partially exhaust the limits in any zone, as they are likely to only affect a part of the area covered by a wide zone.

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

The Company limits the total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods. The Company also manages its casualty and other long-tail lines exposure such that the chance of an economic loss to the Company from prior years’ deterioration in casualty and other long-tail reserves exceeding $800 million has a modeled probability of occurring less than once every 15 years. To measure this probability, the Company uses proprietary models that contemplate the range of possible reserve outcomes given historic volatility of the Company’s and industry reserve development data and the possible impacts upon the range of reserves of risk factors inherent in the current booked reserves. This quantitative analysis is supplemented with the professional judgment of experienced actuaries. At December 31, 2009, the modeled economic loss to the Company from a 1 in 15 year casualty and other long-tail lines prior years’ reserve development was $500 million.

The Company manages and mitigates the reserving risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends, and the Company establishes prudent reserving policies for determining carried reserves. These policies are systematic and Management endeavors to apply them consistently over time. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits below.

Equity Investment Risk

The Company defines this risk as the risk of a substantial decline in the value of its equity and equity-like securities. The Company defines equity and equity-like securities as the market value of all assets that are not investment grade fixed income.

The Company limits the amount of equity and equity-like securities to a percentage of economic capital. The Company also manages its equity and equity-like exposures such that the chance of an economic loss to the Company of a severe decline in value of equity and equity-like securities exceeding $1.2 billion has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary and vendor models that contemplate the range of historic and possible future returns. This quantitative analysis is supplemented with the professional judgment of experienced investment professionals and actuaries. At December 31, 2009, the modeled economic loss to the Company from a 1 in 75 year equity and equity-like value decline was $400 million.

Assuming equity risk (and equity-like risks such as high yield bonds and convertible securities) within that part of the investment portfolio that is not required to support the Company’s reinsurance liabilities provides valuable diversification from other risk classes, along with the potential for higher returns. However, an overweight position could lead to a large loss of capital and impair the balance sheet in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on other than investment grade bonds as a percentage of capital. The Company’s fully integrated information system provides real-time data on the investment portfolios, allowing for continuous monitoring and decision support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns. See Quantitative and Qualitative Disclosures about Market Risk—Equity Price Risk in Item 7A of Part II of this report.

The limits and actual exposures of the Company for its three major risks were as follows:

Risk	Limit at December 31, 2009	Utilized at December 31, 2009	Utilized at December 31, 2008

Catastrophe risk—largest zonal limit	$2.8 billion	$2.4 billion	$1.4 billion
Casualty reserving risk—total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	3.4 billion	2.8 billion
Equity investment risk—value of equity and equity-like securities	4.0 billion	1.2 billion	920 million

The increase in limits and utilization at December 31, 2009 reflects the acquisition of Paris Re and increased economic capital the Company is willing to expose to each of its three major risks.

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

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tail lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tail lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are first paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. The Company considers agriculture, catastrophe, energy, property, motor business written in the U.S., proportional motor business written outside of the U.S., specialty property and structured risk to be short-tail lines; aviation/space, credit/surety, engineering, marine and multiline to be medium-tail lines; and casualty, non-proportional motor business written outside of the U.S. and specialty casualty to be long-tail lines of business. For all lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACRs from total loss reserves.

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

Reserving line for Non-life Segment	Non-life Sub-segment	Immature Underwriting Years	Mature Underwriting Years
Property	U.S.	Reported B-F / Expected Loss Ratio	Reported B-F

Property / Specialty Property	Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Paris Re	Reported B-K / Expected Loss Ratio / Reported B-F	Reported CL

Casualty	U.S.	Expected Loss Ratio	Reported B-F

Casualty / Specialty Casualty	Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Paris Re	Expected Loss Ratio / Reported B-F	Reported B-F

Multiline	U.S.	Expected Loss Ratio / Reported B-F	Reported B-F

Motor	U.S. and Paris Re (U.S. business)	Expected Loss Ratio	Expected Loss Ratio / Reported B-F

Motor—Proportional	Global (Non-U.S.) P&C and Paris Re (Non-U.S. business)	Expected Loss Ratio / Reported B-F	Reported B-F

Motor—Non-proportional	Global (Non-U.S.) P&C and Paris Re (Non-U.S. business)	Expected Loss Ratio	Reported B-F

Agriculture	U.S., Global (Non-U.S.) Specialty and Paris Re	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Aviation/Space	Global (Non-U.S.) Specialty and Paris Re	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Catastrophe	Catastrophe and Paris Re	Expected Loss Ratio based on exposure analysis	Reported B-F

Credit/Surety	U.S., Global (Non-U.S.) Specialty and Paris Re	Expected Loss Ratio / Reported B-F	Reported B-F /Reported B-K

Engineering	Global (Non-U.S.) Specialty and Paris Re	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Energy Onshore	Global (Non-U.S.) Specialty and Paris Re	Expected Loss Ratio / Reported B-F / Reported B-K	Reported CL / Reported B-F

Marine/Energy Offshore	Global (Non-U.S.) Specialty and Paris Re	Reported B-F / Expected Loss Ratio	Reported B-F

Other (1)	U.S., Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Paris Re	Periodic actuarial studies	Periodic actuarial studies

(1)	The other reserving line is primarily related to structured risk reinsurance and non-active lines of business.

The Company’s approach to estimating its ultimate losses for lines impacted by the deteriorating financial condition of the world economies in 2008 and the first half of 2009 is discussed below.

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

The Company’s best estimate of total loss reserves is typically in excess of the midpoint of the actuarial reserve estimates. The Company believes that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature underwriting years that may not be adequately captured through traditional actuarial projection methodologies. As discussed above, these methodologies usually rely heavily on projections of prior year trends into the future. In selecting its best estimate of future liabilities, the Company considers both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial reserve estimates. The selected best estimates of reserves are always within the indicated reasonable range of estimates indicated by the Company’s actuaries. In determining the appropriate best estimate, the Company reviews (i) the position of overall reserves within the actuarial reserve range, (ii) the result of bottom up analysis by underwriting year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial mid-estimates, such as potential for outstanding litigation, claims practices of cedants, etc.

During 2009, 2008 and 2007, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for the Company’s Non-life operations for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars):

	2009	2008	2007
Net prior year favorable reserve development:
Non-life segment:
U.S.	$168	$92	$72
Global (Non-U.S.) P&C	154	166	97
Global (Non-U.S.) Specialty	115	82	203
Catastrophe	49	78	42
Paris Re	—	N/A	N/A

Total net Non-life prior year reserve development	$486	$418	$414

N/A: Not applicable

For a discussion of net prior year favorable reserve development by segment and sub-segment, see Results by Segment below and Note 8 to Consolidated Financial Statements in Item 8 of Part II of this report.

The table below summarizes the net prior year favorable (adverse) reserve development for the year ended December 31, 2009 by reserving line for the Company’s Non-life segment (in millions of U.S. dollars):

Reserving lines	Net favorable (adverse) prior year reserve development
Property / Specialty Property	$72
Casualty / Specialty Casualty	215
Multiline	(8)
Motor—U.S. business	(3)
Motor—Non-U.S. Proportional business	14
Motor—Non-U.S. Non-proportional business	49
Agriculture	11
Aviation/Space	38
Catastrophe	49
Credit/Surety	3
Engineering	35
Energy Onshore	6
Marine/Energy Offshore	5

Total net Non-life prior year reserve development	$486

The following paragraphs discuss how losses paid and reported during the year ended December 31, 2009 compared with the Company’s expectations, and how the Company modified its reserving parameter assumptions in line with the emerging development in each reserving line.

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

Casualty: Aggregate losses reported and paid for the U.S. and Non-U.S. casualty lines were lower than expected, predominantly for underwriting years 2003-2006, and the Company reflected this experience by lowering its loss ratio picks for those underwriting years.

Multiline: Reported losses were significantly higher than expected for underwriting years 2007 and 2008 and lower than expected for underwriting years 2005 and prior. The Company reflected this experience by using reserving methods that give more weight to the actual development.

Motor:

•

Aggregate losses reported for the U.S. motor line were generally lower than expected, except for underwriting years 2006 and 2007. The Company selected higher loss ratios reflecting this development for those specific years, but lowered loss ratio selections for 2005 and prior.

•

Aggregate losses reported for the Non-U.S. motor proportional line were lower than expected for underwriting years 2006 and prior and the Company reflected this experience by using reserving methods that give more weight to experience.

•

Aggregate losses reported for the Non-U.S. motor non-proportional line were significantly lower than expectations in most countries. The Company reflected this by lowering loss ratio picks in addition to changing loss development assumptions.

Agriculture: Aggregate losses reported during the year for U.S. and non-U.S. business were below the Company’s expectations, primarily for the 2008 underwriting year. The Company lowered its loss ratio picks, but did not otherwise materially alter its reserving assumptions.

Aviation/Space: The overall losses reported during the year were significantly lower than the Company’s expectations for most underwriting years. The Company reflected this experience by selecting faster development patterns and lower loss ratios.

Catastrophe: Losses reported in this line are largely a function of the presence or absence of catastrophic events during the year. Losses reported in respect of prior year catastrophe events were lower than expectations mainly for underwriting year 2008. During the year, losses developed more favorably than anticipated for Hurricane Ike and the Company reduced its loss ratio selection for underwriting year 2008.

Credit/Surety: Aggregate losses reported during the year were significantly lower than expected in the U.S. and the Company reflected this experience by selecting lower loss ratios. For non-U.S. business, loss development for underwriting years 2007 and prior was better than expected and loss ratios were reduced to reflect this experience. For underwriting years 2008 and 2009, losses reported during the year were significantly higher than expected. As a result of this worse than expected development, the Company increased loss ratios as well as selected higher a priori loss ratios for these years. Most of the adverse loss reporting from the 2008 underwriting year was associated with the current accident year. Therefore, prior year reserves associated with the 2008 underwriting year were increased moderately and the current accident year losses incurred associated with the 2008 underwriting year reflected the higher than expected level of claim reporting.

Engineering: Aggregate reported losses were significantly lower than expectations. The Company reflected this experience by selecting lower loss ratios and faster development patterns.

Energy Onshore: Aggregate reported losses were lower than expected during the year and the Company reduced its loss ratios to reflect this experience. The Company did not materially change its reserving assumptions for this line.

Marine/Energy Offshore: Aggregate reported losses during the year were higher than expected due to Hurricane Ike exposure in underwriting years 2007 and 2008. However, for underwriting years 2006 and prior, losses developed better than expected. The Company reflected the underwriting years 2006 and prior favorable experience by relying on more experience based methods and increased the 2007 and 2008 underwriting years loss ratios to reflect the worse than expected experience.

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

Reserving lines selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (*)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (*)
Property / Specialty Property	5 points	3 months	2%	(5) points	(3) months	(2)%
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Multiline	5	6	5	(5)	(6)	(5)
Motor—U.S. business	5	3	2	(5)	(3)	(2)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Agriculture	5	3	2	(5)	(3)	(2)
Aviation/Space	5	3	5	(5)	(3)	(5)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit/Surety	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Energy Onshore	5	3	2	(5)	(3)	(2)
Marine/Energy Offshore	5	3	5	(5)	(3)	(5)

Reserving lines selected sensitivity (in millions of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (*)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (*)
Property / Specialty Property	$40	$65	$10	$(25)	$(45)	$(20)
Casualty / Specialty Casualty	315	160	195	(315)	(120)	(195)
Multiline	10	20	25	(5)	(10)	(20)
Motor—U.S. business	10	15	15	(10)	(5)	(5)
Motor—Non-U.S. Proportional business	5	5	5	(5)	—	(5)
Motor—Non-U.S. Non-proportional business	45	50	55	(45)	(50)	(60)
Agriculture	—	5	—	—	(5)	—
Aviation/Space	15	35	20	(15)	(20)	(15)
Catastrophe	5	5	5	(5)	(5)	(5)
Credit/Surety	20	20	5	(20)	(15)	(10)
Engineering	25	25	35	(25)	(25)	(25)
Energy Onshore	5	10	—	(5)	(10)	—
Marine/Energy Offshore	10	30	10	(10)	(15)	(5)

(*)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

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

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total net loss reserves recorded as of December 31, 2009 by reserving line for the Company’s Non-life operations (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Property / Specialty Property	$695	$6	$428	$1,129	$(84)	$1,045
Casualty / Specialty Casualty	1,432	129	2,715	4,276	(50)	4,226
Multiline	77	17	134	228	—	228
Motor—U.S. business	78	2	81	161	—	161
Motor—Non-U.S. Proportional business	222	—	60	282	(41)	241
Motor—Non-U.S. Non-proportional business	671	5	671	1,347	(2)	1,345
Agriculture	17	1	238	256	—	256
Aviation/Space	268	1	181	450	(41)	409
Catastrophe	300	102	318	720	(27)	693
Credit/Surety	336	—	227	563	(12)	551
Engineering	226	—	171	397	(9)	388
Energy Onshore	113	9	62	184	(1)	183
Marine/Energy Offshore	344	2	334	680	(69)	611
Other (1)	39	—	99	138	—	138

Total Non-life reserves	$4,818	$274	$5,719	$10,811	$(336)	$10,475

(1)	The other reserving line is primarily related to structured risk reinsurance and non-active lines of business.

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. Management believes that the recorded loss reserves represent its best estimate of future liabilities based on information available as of December 31, 2009. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined. The Company’s best estimates are point estimates within a reasonable range of actuarial reserve estimates. These ranges are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the point estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges.

The point estimates recorded by the Company, and the range of actuarial estimates around these point estimates at December 31, 2009 and 2008, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2009 Net Non-life segment loss reserves:
U.S.	$2,767	$3,038	$2,147
Global (Non-U.S.) P&C	2,195	2,329	1,925
Global (Non-U.S.) Specialty	2,147	2,234	1,891
Catastrophe	231	250	211
Paris Re	3,135	3,296	2,974

2008 Net Non-life segment loss reserves:
U.S.	$2,778	$3,039	$2,166
Global (Non-U.S.) P&C	2,252	2,380	1,958
Global (Non-U.S.) Specialty	2,027	2,118	1,760
Catastrophe	329	350	296

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the $3,135 million of net loss reserves for Paris Re, the Company considers only $1,635 million of net loss reserves for accident years 2006 and subsequent to be subject to loss reserve variability. The remaining $1,500 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report.

The deteriorating financial condition of the world economies in 2008 and first half of 2009 has increased the expectation of losses and increased the degree of uncertainty related to the range of possible ultimate liabilities for several classes of business that are exposed to the effects of financial stress. A significant degree of judgment was used to estimate the range of potential losses and there is a considerable degree of uncertainty related to the range of possible ultimate liabilities.

Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for U.S. and Global (Non-U.S.) specialty casualty, U.S., Global (Non-U.S.) and Paris Re credit/surety lines of business and other potentially exposed classes of business contemplate a reasonable provision for exposures related to the effect of increased financial stress in the world economies. The Company is unaware of any specific issues that would materially affect its unpaid loss and loss expenses estimates related to this exposure. The Company’s gross unpaid losses and loss expenses reserves at December 31, 2009 for U.S. and Global (Non-U.S.) specialty casualty for underwriting years 2006 through 2009 were $1.4 billion. The Company’s unpaid losses and loss expenses reserves at December 31, 2009 for U.S., Global (Non-U.S.) and Paris Re credit/surety for underwriting years 2006 through 2009 were $430 million.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses at December 31, 2009 included $232 million that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2009 was $239 million. The increase in asbestos and environmental claims reserves is due to the acquisition of Paris Re. The Company’s gross liability for Paris Re’s asbestos and environmental claims at December 31, 2009 of $159 million relates to pre-2006 accident years and any favorable or adverse development is subject to the Reserve Agreement. Of the remaining $80 million in gross reserves, the majority of the reserves relate to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S.

Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its unpaid losses and loss expense reserves related to this exposure (see Note 8 to Consolidated Financial Statements).

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

For long duration products, a reserve adequacy test is periodically performed based on the latest best estimate assumptions by line of business, including an experience analysis and a review of likely future experience. If such review produces reserves in excess of those currently held, then the locked-in assumptions will be revised and a loss recognized.

Longevity

The reserves for the annuity portfolio of reinsurance contracts within the longevity book are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP. Many of these contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Annuity payments and expenses for policies within the annuity reinsurance portfolio are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element (mortality, expenses and interest) are determined at the issue of the contract and are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract.

For standard annuities, the main risk is a faster increase in future life span than expected in the medium to long term. Non-standard annuities are annuities sold to people with aggravated health conditions and are usually medically underwritten on an individual basis. The main risk in non-standard annuities is an inadequate assessment of the future life span of the people insured.

For the year ended December 31, 2009, the Company increased net prior year reserves by $6 million due to changes in the best estimate of future mortality assumptions. For the year ended December 31, 2008, the Company increased net prior year reserves by $2 million as a result of higher losses reported by cedants.

Mortality

The reserves for the short-term traditional mortality business are established in accordance with the provisions for short duration insurance contracts under U.S. GAAP. They consist of case reserves and IBNR, calculated at the treaty level based upon cedant information and use the Expected Loss Ratio method, described in the Losses and Loss Expenses section above. Given the very short-term loss development of this portion of the portfolio, this method is appropriate.

The reserves for the long-term traditional mortality and TCI reinsurance portfolio are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP. Assumptions for each element (mortality, critical illness, lapses, expenses and interest) are determined at the issue of the contract and are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e. mortality, critical illness, lapses and interest).

The reserves for the GMDB reinsurance business are established in accordance with the provisions for universal life contracts under U.S. GAAP. Key assumptions for this business are mortality, lapses, interest rates, credit spreads and stock market performance. For the last parameter, a stochastic option pricing approach is used and the benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The assumptions of investment performance and volatility are consistent with the historical experience of the respective underlying funds (correlated to the EuroStoxx50 or the CAC 40 Index). The Company regularly evaluates the assumptions used and adjusts them if actual experience or other evidence suggests that the earlier assumptions should be revised.

For the year ended December 31, 2009, the Company decreased net prior year reserves by $21 million. The reserve decrease predominately resulted from favorable financial markets impacts on the GMDB portfolio. With regard to the GMDB portfolio, the recovery in the capital markets resulted in a $16 million decrease in future policy benefits on capital markets linked products. The other mortality products (long-term, short term, and TCI business) experienced better than expected loss development in the year, resulting in a prior year reserve decrease of $5 million. For the year ended December 31, 2008, the Company increased net prior year reserves by $22 million, predominately due to adverse reserve development on certain GMDB treaties.

The following table provides the gross and net reserves for the Company’s life reinsurance book at December 31, 2009 (in millions of U.S. dollars):

Reserving lines	Case reserves	IBNR reserves	Reserves for future policy benefits	Total Life reserves recorded
Longevity	$1	$50	$556	$607
Mortality	134	457	417	1,008

Total gross reserves	135	507	973	1,615
Ceded reserves	(5)	(10)	(5)	(20)

Total net reserves	$130	$497	$968	$1,595

Total reserves for future policy benefits include provisions for adverse deviation of $59 million at December 31, 2009.

As an example of the sensitivity of the Company’s policy benefits for life and annuity contracts to reserving parameter assumptions, the table below summarizes, by reserving line, the effect of different assumption selections.

Reserving lines	Factors	Change	Impact on total Life reserves (in million of U.S. dollars)
Longevity
Impaired life annuity	Life expectancy	+ 1 year	$31
Other annuities	Mortality improvements per annum	+1%	19
Mortality
Long-term and TCI	Mortality	+1%	22
GMDB	Stock market performance	- 10%	10

It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual results. Approximately, 48%, 45% and 44% of the Company’s reported net premiums written for 2009, 2008 and 2007, respectively, were based upon estimates.

Under proportional treaties, which represented 71% of gross premiums written for the year ended December 31, 2009, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 29% of gross premiums written for the year December 31, 2009, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

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

The magnitude and impact of a change in premium estimate differs for proportional and non-proportional treaties. Non-proportional treaties generally include a fixed minimum premium and an adjustment premium, which is generally less than 5% of the fixed minimum premium. While fixed minimum premiums require no estimation, adjustment premiums are estimated and could be subject to changes in estimates. Although proportional treaties may be subject to larger changes in premium estimates, as the Company generally receives cedant statements in arrears and must estimate all premiums for periods ranging from one month to more than one year (depending on the frequency of cedant statements), the pre-tax impact is mitigated by changes in the cedant’s related reported acquisition costs and losses. The impact of the change in estimate on premiums earned and pre-tax results varies depending on when the change becomes known during the risk period and the underlying profitability of the treaty. For the year ended December 31, 2009, the Company recorded reductions of $10 million and $1 million in net premiums written and net premiums earned, respectively, related to changes in Non-life premium estimates of prior year reported premiums. These reductions, after the corresponding adjustments to acquisition costs and losses and loss expenses, had no material impact on consolidated pre-tax income. However, these adjustments for the year ended December 31, 2009 are the result of offsetting impacts in the Company’s Non-life sub-segments. The Company’s U.S., Global (Non-U.S.) P&C and Catastrophe sub-segments reported combined decreases in net premiums written and net premiums earned of $79 million and $57 million, respectively, which were partially offset by the Global (Non-U.S.) Specialty and Paris Re sub-segments, which reported increases in net premiums written and net premiums earned of $69 million and $56 million, respectively.

A 5% increase (decrease) in net premium written estimates and the corresponding acquisition costs for all of the Company’s Non-life non-proportional treaties would increase (decrease) the 2009 pre-tax income by approximately $22 million, assuming the changes become known at the mid-point of the risk period.

For proportional treaties, the impact of a change in net premium written estimates on pre-tax income varies depending on the losses and loss expenses and acquisition costs of the treaties affected by the change. For example, a 5% increase (decrease) in net premiums written and the corresponding acquisition costs and losses in 2009 across all Non-life proportional treaties would increase (decrease) pre-tax income by approximately $14 million, applying the 2009 reported technical ratio and assuming that the changes become known at the mid-point of the risk period.

A 1% increase (decrease) in acquisition costs for all of the Company’s Non-life treaties (both proportional and non-proportional) for the year ended December 31, 2009, would decrease (increase) pre-tax income by approximately $4 million, assuming no change in premium estimates and that the changes become known at the mid-point of the risk period.

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are primarily related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. Deferred policy acquisition costs recoverability testing is performed periodically together with the reserve adequacy test, based on the latest best estimate assumptions by line of business.

Income Taxes

Under U.S. GAAP, a deferred tax asset or liability is to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. U.S. GAAP also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company also establishes tax liabilities relating to uncertain tax positions as defined under U.S. GAAP. See Note 2(l) and Note 10 to Consolidated Financial Statements in Item 8 of Part II of this report.

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2009 of $129.9 million. The most significant components of the deferred tax asset relate to loss reserve discounting for tax purposes and capital tax loss carryforwards in the United States. At December 31, 2009, the deferred tax asset relating to the U.S. tax loss carryforwards was $17.3 million, and is subject to a 5 year carryforward period.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, capital gains and losses, and technical and expense ratios. Based on these projections, Management evaluates the need for a valuation allowance. The Company did not have any valuation allowance at December 31, 2009 or 2008. A 10% decrease in the deferred tax asset of $129.9 million as of December 31, 2009 would result in a $13 million charge to net income and a corresponding decrease in total assets.

The deferred tax liabilities as of December 31, 2009 were $331.5 million. In accordance with U.S. GAAP, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions. A 10% increase in the deferred tax liability as of December 31, 2009 would result in a $33 million charge to net income and a corresponding increase in total liabilities.

The Company’s unrecognized tax benefit related to uncertain tax positions was a liability of $42.5 million at December 31, 2009. A 10% increase in the unrecognized tax benefit as of December 31, 2009 would result in a $4 million charge to net income and a corresponding increase in total liabilities.

Valuation of Investments and Funds Held – Directly Managed, including certain Derivative Financial Instruments

Effective January 1, 2008, the Company adopted fair value measurements guidance under U.S. GAAP. Fair value is the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels.

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

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. See Note 5 to Consolidated Financial Statements for more detail on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities and short-term investments, equities, other invested assets and its fixed maturities, short-term investments and certain other assets underlying the funds held – directly managed account. See Note 20 to Consolidated Financial Statements for more discussion of the Company’s use of derivative financial instruments.

The Company records all of its fixed maturity and equity investments, certain other invested assets, including derivative financial instruments, and its fixed maturities, short-term investments and certain other invested assets underlying the funds held – directly managed account at fair value in its Consolidated Balance Sheets. The changes in fair value of all of the Company’s investments, carried at fair value, are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded.

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2009, the Company had $292 million of Level 3 assets, including fixed maturities ($198 million), equities ($38 million), other invested assets ($16 million) and investments underlying the funds held – directly managed account ($40 million). For the Company’s Level 3 fixed maturities, equities, other invested assets and investments underlying the funds held – directly managed account, a 10% decline in the fair value of these investments would result in an $29 million pre-tax charge to income and a corresponding reduction total assets.

Included in other invested assets, the Company has various loans receivable totaling $25 million at December 31, 2009. In addition, included in the Company’s other invested assets are entities which are accounted for using the cost method of accounting, equity method of accounting and investments for which the Company uses investment company accounting, totaling $169 million at December 31, 2009. The Company does not measure its investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting at fair value. For loans receivable and investments that are accounted for using the cost method of accounting, equity method of accounting and investment company accounting, a 10% decline in the carrying value of these investments would result in a $19 million pre-tax charge to income and a corresponding reduction in investments and total assets.

The Company utilizes derivatives for a variety of purposes, as discussed in Note 20 to Consolidated Financial Statements. The Company’s derivatives are carried at fair value, which is based on quoted market prices or internal valuation models where quoted market prices are not available.

The Company has entered into a longevity total return swap and other total return swaps. Included in the Level 3 other invested assets is a longevity total return swap with net unrealized result of $nil on notional exposure of $39 million and a total return swap portfolio with unrealized losses of $1 million on notional exposure of $229 million.

In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. However, at December 31, 2009, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $6 million decrease or a $7 million increase, respectively, in the fair value of its total return and interest rate swap portfolio.

The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio references many different underlying assets with a number of risk factors. At December 31, 2009, the notional value of the total return swap portfolio was $229 million and the fair value of the assets underlying the total return swap portfolio was $219 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $2 million increase or decrease, respectively, in the fair value of its total return swap portfolio.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re and Paris Re. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. The Company has established September 30 as the date for performing its annual impairment test. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset of $456 million as of December 31, 2009.

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

Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and unearned premiums, as well as the fair values of renewal rights and U.S. licenses all arising from the acquisition of Paris Re. Definite-lived intangible assets are amortized over their useful lives, generally ranging from two to eleven years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying value of the intangible assets is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying value and the fair value. Based upon the Company’s assessment, there was no impairment of its intangible assets of $247 million as of December 31, 2009.

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

The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in Item 8 of Part II of this report for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies in 2009 compared to 2008 and was weaker against most currencies, except the British pound, in 2008 compared to 2007; and

•

the U.S. dollar ending exchange rate weakened against most currencies at December 31, 2009 compared to December 31, 2008 and strengthened against the British pound, euro and Canadian dollar and weakened against the Swiss franc at December 31, 2008 compared to December 31, 2007.

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

The year over year comparison of the Company’s results is primarily affected by the acquisition of Paris Re in 2009, losses related to large catastrophic events in 2008, the effects of the global financial and economic crisis in 2008 and 2009 and the reclassification of the Company’s available for sale securities to trading securities, resulting in all changes in unrealized gains and losses recorded in the Consolidated Statements of Operations effective January 1, 2008. To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2009 include the results of Paris Re for the period from October 2, 2009, the date of acquisition of the controlling interest, to December 31, 2009. Paris Re’s technical results for the period from October 2, 2009 to December 31, 2009 are presented as a separate Non-life sub-segment below. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense and additional assets, liabilities and equity resulting from the acquisition wherever such amounts are material and identifiable.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain years may include unusually low loss experience, while results for other years may include significant catastrophic losses. For example, the Company’s results for 2009 included no significant catastrophic losses, while 2008 and 2007 included losses from large catastrophic events.

During the second half of 2008, the world’s financial markets experienced unprecedented events and severe dislocation, which led to the U.S. government approving a $700 billion package to provide increased liquidity to eligible financial institutions. The concerns spread to Europe and Asia, as there was a recognition that the problems were not contained in the U.S., and other governments provided similar bail-out packages to support their economies. In 2008, interest rates decreased, credit spreads widened, equity markets declined and the U.S. dollar strengthened against most currencies. Beginning in the second quarter of 2009, and continuing for the rest of the year, the financial markets showed improvement, primarily with partial recovery in worldwide equity and credit markets. During 2009, credit spreads narrowed and risk-free rates increased. The increases in risk-free rates in 2009 were significantly lower than the decreases in risk-free rates in 2008.

The impacts of the global financial and economic crisis are wide-ranging and have also affected the Company’s reinsurance operations. Accordingly, the Company revised its loss estimates and has modestly increased its reserves in affected lines of business for certain underwriting years, where increased reported claims are anticipated, based on information provided by its cedants. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at December 31, 2009.

The Company’s financial position includes an increase in the fair value of its investment portfolio, primarily driven by the impact of the Paris Re acquisition and the narrowing credit spreads, which were partially offset by an increase in the risk-free rates. The Company’s results of operations in 2009 include the related increase in the level of unrealized gains on investments, which are recorded in net income, compared to the unrealized losses which were recorded in 2008.

Effective January 1, 2008, the Company’s available for sale securities were reclassified as trading securities and all subsequent changes in pre-tax unrealized gains and losses are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. Prior to this date, unrealized gains and losses, net of tax, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

These events and the continuing uncertainty or volatility in the capital or credit markets are discussed below in Review of Net Income, Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions of U.S. dollars, except per share data):

	2009	2008	2007
Net income	$1,537	$47	$718
Less: preferred dividends	35	35	35

Net income available to common shareholders	$1,502	$12	$683
Diluted net income per share	$23.51	$0.22	$11.87

The increase in net income, net income available to common shareholders and diluted net income per share for 2009 compared to 2008 resulted primarily from an increase in pre-tax net realized and unrealized investment gains of $1,122 million, an increase in the Non-life underwriting result of $456 million, primarily driven by the absence of large catastrophic losses and an increase in net favorable loss development on prior accident years, and net realized gain on purchase of CENts of $89 million, and was partially offset by an increase in the related income tax expense of $252 million. These items are discussed in the Review of Net Income below.

Net income, net income available to common shareholders and diluted net income per share decreased for 2008 compared to 2007, primarily from an increase in net realized and unrealized investment losses, an increase in large catastrophic losses relating to Hurricane Ike in 2008 compared to European windstorm Kyrill in 2007, and higher mid-sized losses and loss estimates on certain lines of business, and was partially offset by a decrease in losses from the Company’s interest in the results of equity investments, a lower tax charge and higher net investment income in 2008 compared to 2007.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment portfolio, as well as interest income generated on funds held assets. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account, changes in net unrealized gains and losses in 2009 and 2008 and other-than-temporary impairment charges in 2007. Interest in earnings or losses of equity investments includes the Company’s strategic investments, including ChannelRe Holdings. Other components of net income include net realized gain on purchase of CENts, other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains and losses and income tax expense.

The components of net income for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Underwriting result:
Non-life	$655	230%	$199	(69)%	$635
Life	(11)	(78)	(50)	54	(33)
Investment result:
Net investment income	596	4	573	9	523
Net realized and unrealized investment gains (losses)	591	NM	(531)	633	(72)
Interest in earnings (losses) of equity investments	16	NM	(5)	(93)	(83)
Corporate and Other:
Net realized gain on purchase of capital efficient notes	89	NM	—	—	—
Technical result	10	805	1	(59)	3
Other income (loss)	7	20	6	NM	(24)
Other operating expenses	(131)	44	(91)	14	(80)
Interest expense	(28)	(45)	(51)	(5)	(54)
Amortization of intangible assets	6	NM	—	—	—
Net foreign exchange (losses) gains	(1)	NM	6	NM	(15)
Income tax expense	(262)	NM	(10)	(88)	(82)

Net income	$1,537	NM	$47	(94)	$718

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

2009 over 2008

The underwriting result for the Non-life segment increased by $456 million, from $199 million in 2008 to $655 million in 2009. The increase was principally attributable to:

•	an increase of $287 million, net of reinstatement premiums of $32 million, related to the lack of large catastrophic losses in 2009 compared to 2008;

•

an increase of $68 million in net favorable loss development on prior accident years, from $418 million in 2008 to $486 million in 2009. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below;

•	an increase of $58 million resulting from the acquisition of Paris Re; and

•	an increase of approximately $65 million resulting primarily from a lower frequency of mid-sized losses in 2009 and normal fluctuations in profitability between periods; partially offset by

•	an increase of $22 million in other operating expenses, partially due to the inclusion of Paris Re’s non-life operating expenses.

Underwriting result for the Life segment improved from a loss of $50 million in 2008 to a loss of $11 million in 2009. This improvement was driven by an increase in profitability of the mortality line, primarily the result of favorable development in the GMDB business due to improved capital market conditions, which have an impact on results in this line of business. See Results by Segment below for more details.

The Company reported net investment income of $596 million in 2009 compared to $573 million in 2008. The 4% increase in net investment income is primarily attributable to the contribution from Paris Re’s investments and funds held – directly managed account, and increases in net investment income from fixed income maturities due to the reinvestment of cash flows from operations and the purchase of higher yielding investments. Partially offsetting these increases were the impact of foreign exchange fluctuations, which contributed a 4% decrease as a result of stronger average U.S. dollar foreign exchange rates in 2009 compared to 2008, cash outflows from the investment portfolio related to the repayment of the Company’s debt and purchase of the Company’s CENts in the first quarter of 2009, and an increase in investment expenses.

Net realized and unrealized investment gains improved by $1,122 million, from a loss of $531 million in 2008 to a gain of $591 million in 2009. The improvement in net realized and unrealized investment gains in 2009 was mainly due to the narrowing of credit spreads and increases in worldwide equity markets, partially offset by increases in risk-free rates. Net realized and unrealized investment gains of $591 million in 2009 were primarily due to the change in net unrealized gains on fixed maturities and short-term investments of $323 million, change in net unrealized gains on equities of $186 million, net realized gains on fixed maturities and short-term investments of $105 million and change in net unrealized gains on other invested assets of $58 million, which were partially offset by net realized losses on equities of $45 million and net realized losses on other invested assets of $35 million. The net unrealized investment gains and losses included in the Consolidated Statements of Operations in 2009 and 2008 reflect the Company’s adoption of the fair value option on January 1, 2008. See Net Realized and Unrealized Investment Gains (Losses) below for more details on the investment activity.

Interest in the results of equity investments increased from a loss of $5 million in 2008 to a gain of $16 million in 2009. The gain in 2009 was primarily related to several unrelated private placement and limited partnership investments. See the discussion in Corporate and Other below for more details.

Net realized gain on purchase of CENts resulted from the $187 million purchase of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million.

Technical result and other income in Corporate and Other relate to principal finance transactions and insurance-linked securities. The increase in the technical result from income of $1 million in 2008 to $10 million in 2009 is primarily due to $13 million, net of reinstatement premiums, in large catastrophic losses related to insurance-linked securities in 2008. See the discussion in Corporate and Other below for more details.

Other operating expenses included in Corporate and Other increased by $40 million, from $91 million in 2008 to $131 million in 2009. The increase was primarily due to consulting and professional fees incurred related to the acquisition of Paris Re, the inclusion of Paris Re’s other operating expenses for the fourth quarter of 2009 and higher bonus accruals recorded in 2009 compared to 2008.

Interest expense decreased by $23 million, from $51 million in 2008 to $28 million in 2009 mainly due to the repayment of $200 million of the Company’s $400 million floating-rate debt and the purchase of approximately 75% of the Company’s CENts in 2009.

The amortization of intangible assets of $6 million in 2009 relates to the intangible assets recorded in connection with the acquisition of Paris Re. See Notes 3 and 4 to Consolidated Financial Statements included in Item 8 of Part II of this report for more details.

Net foreign exchange losses were $1 million in 2009 compared to gains of $6 million in 2008. The Company hedges a significant portion of its currency risk exposure, as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report. The net foreign exchange losses in 2009 compared to 2008 were mainly due to higher foreign exchange losses related to foreign currency exchange hedges on the investment portfolio, which were partially offset by lower foreign exchange losses resulting from the impact of currency movements on unhedged securities.

Income tax expense was $262 million in 2009 compared to $10 million in 2008. The increase in the income tax expense was primarily due to higher pre-tax income, including tax on the net realized gain on purchase of CENts of $31 million. The income tax expense of $10 million in 2008 was primarily due to a non-recurring tax charge of approximately $46 million related to the Company’s European reorganization, and was partially offset by a tax benefit associated with the net realized and unrealized losses on investments.

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

Net realized and unrealized investment losses increased by $459 million, from a loss of $72 million in 2007 to a loss of $531 million in 2008. The increase in net realized and unrealized investment losses in 2008 was mainly due to increases in credit spreads, declines in worldwide equity markets and defaults on certain corporate bonds, which were partially offset by decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $531 million in 2008 were primarily due to net realized losses on equities of $230 million, change in net unrealized losses on fixed maturities of $151 million, change in net unrealized losses on equities of $145 million, and net realized losses on fixed maturities of $16 million, partially offset by other net realized and unrealized gains of $11 million. The unrealized investment losses reflect the Company’s adoption of fair value option, which was effective January 1, 2008. Thus, the results of 2008 and 2007 are not comparable. See Net Realized and Unrealized Investment Gains (Losses) below for more details on the net realized and unrealized loss activity.

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

The decrease in the technical result from income of $3 million in 2007 to income of $1 million in 2008 is primarily related to large catastrophic losses from Hurricane Ike of $13 million, net of reinstatement premiums, in the insurance-linked securities line in 2008, which is partially offset by higher net premiums earned in 2008 compared to 2007. Other income (loss) increased from a loss of $24 million in 2007 to income of $6 million in 2008. The 2007 period reflected write-downs and mark-to-market adjustments on various transactions in the principal finance line. See the discussion in Corporate and Other below for more details.

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

Income tax expense decreased by $72 million, from $82 million in 2007 to $10 million in 2008 reflecting lower pre-tax results. The income tax expense of $10 million in 2008 was primarily due to a non-recurring tax charge of approximately $46 million related to the Company’s European reorganization, and was partially offset by a tax benefit associated with the net realized and unrealized losses on investments and other tax benefits associated with foreign exchange revaluations.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into five sub-segments, U.S., Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty, Catastrophe and Paris Re. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 22 to Consolidated Financial Statements included in Item 8 of Part II of this report.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Paris Re sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each year. The U.S. dollar has fluctuated against the euro and other currencies during each of the three years presented and this should be considered when making year to year comparisons.

Non-life Segment

U.S.

The technical result of the U.S. sub-segment has fluctuated in the last three years reflecting varying levels of large loss events, predominantly in the agriculture and property lines of business, increasing loss trends mainly in the casualty line of business and development on prior years’ reserves, which impacted year to year comparisons as discussed below. The U.S. casualty line represented approximately 40%, 45% and 50% of net premiums written in this sub-segment for 2009, 2008 and 2007, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Gross premiums written	$1,069	—%	$1,072	5%	$1,020
Net premiums written	1,070	—	1,064	4	1,020
Net premiums earned	$1,103	1	$1,088	9	$999
Losses and loss expenses	(660)	(19)	(812)	33	(608)
Acquisition costs	(284)	9	(261)	9	(241)

Technical result (1)	$159	967	$15	(90)	$150
Loss ratio (2)	59.8%		74.6%		60.8%
Acquisition ratio (3)	25.8		24.0		24.1

Technical ratio (4)	85.6%		98.6%		84.9%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 27% of total net premiums written in 2009, 2008 and 2007, respectively.

2009 over 2008

Net premiums earned increased by 1%, while gross and net premiums written remained nearly flat in 2009 compared to 2008. The slight decline in gross premiums written was driven by decreases in the casualty line of business, reflecting declining pricing and market conditions, and in the agriculture line, resulting from higher downward premium adjustments reported by cedants in 2009 compared to 2008. These decreases were partially offset by increases in gross premiums written in the motor and property lines, primarily driven by new business written, while the property line also benefited from a treaty written on December 31, 2008 and subsequently renewed in 2009. While gross premiums written declined slightly in 2009 compared to 2008, net premiums written increased due to the purchase of a retrocessional cover in 2008 which was not renewed in 2009. The increase in net premiums earned was primarily due to the factors described above. Notwithstanding the increased competition prevailing in certain lines and markets of this sub-segment and the increased risk retention by cedants, the Company was able to write business that met its portfolio objectives.

2008 over 2007

Gross and net premiums written and net premiums earned increased by 5%, 4% and 9%, respectively, in 2008 compared to 2007. The increase in gross and net premiums written resulted primarily from growth in the Company’s agriculture and property lines of business. Due to the increased opportunities in the agriculture line, the Company recorded $247 million in net premiums written, after the impact of $8 million of retrocessional cover, compared to $124 million in 2007. The growth in premiums written in the agriculture line of business increased the Company’s exposure to commodity price risk for crops, as well as drought and other agricultural risks. Separately, the Company wrote a treaty on December 31, 2008 with premiums of $31 million which were earned in 2009. The increase in gross and net premiums written in the agriculture and property lines was partially offset by decreases in all other lines of business due to higher cedant retentions. The increase in net premiums earned of 9% in 2008 compared to 2007 was greater than the increase in net premiums written of 4% due to the change in the mix of business towards agriculture, which is written on a loss occurring basis, and a decrease in business written in most lines, except agriculture and property.

Losses and loss expenses and loss ratio

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected a) net favorable loss development on prior accident years of $168 million, or 15.2 points on the loss ratio; b) no large catastrophic losses; c) increasing loss trends, predominantly in the casualty line of business; d) a lower level of mid-sized losses; and e) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned. The net favorable development of $168 million included net favorable development for prior accident years in most lines of business, predominantly in casualty, while multiline and motor experienced combined net adverse development for prior accident years of $11 million. Loss information provided by cedants in 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for multiline and motor), which had the net effect of decreasing (increasing for multiline and motor) prior year loss estimates.

The decrease of $152 million in losses and loss expenses in 2009 compared to 2008 included:

•	an increase of $76 million in net favorable prior year development;

•	a decrease of $67 million related to the lack of large catastrophic losses; and

•

a decrease in losses and loss expenses of approximately $9 million resulting from a combination of a lower level of mid-sized losses, partially offset by increasing loss trends, mainly in the casualty line of business, an increase in the book of business and exposure and normal fluctuations in profitability between periods.

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 reflected a) net favorable loss development on prior accident years of $92 million, or 8.4 points on the loss ratio; b) large catastrophic losses related to Hurricane Ike of $67 million, or 5.6 points on the loss ratio; c) higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business reflecting the deteriorating economic and financial market conditions; d) a higher level of mid-sized losses mainly in the agriculture, property and structured risk lines of business; and e) an increase in the book of business and exposure, as evidenced by the increase in net premiums earned. The net favorable development of $92 million included net favorable development for prior accident years in all lines of business, with the exception of the motor and multiline lines of business, which experienced net adverse development for prior accident years of $10 million. Loss information provided by cedants in 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor and multiline), which had the net effect of decreasing (increasing for motor and multiline) prior year loss estimates.

The increase of $204 million in losses and loss expenses in 2008 compared to 2007 included:

•

an increase in losses and loss expenses of approximately $157 million resulting primarily from an increase in the book of business and exposure, mainly in the agriculture line of business, and higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business, and a higher level of mid-sized losses and normal fluctuations in profitability between periods;

•	an increase in large catastrophic losses of $67 million resulting from Hurricane Ike; and was partially offset by

•	an increase of $20 million in net favorable prior year development.

Acquisition costs and acquisition ratio

2009 over 2008

Acquisition costs and the acquisition ratio increased in 2009 compared to 2008 mainly as a result of an increase in proportional property business, which carries a higher acquisition cost ratio, and higher profit commission adjustments reported by cedants in most lines of business.

2008 over 2007

The acquisition costs increased in 2008 compared to 2007 as a result of higher net premiums earned. While the acquisition ratio for 2008 remained flat compared to the same period in 2007, the effect of the shift in the mix of business to the agriculture line reduced the acquisition ratio, which was offset by increases in the acquisition ratio for all other lines of business.

Technical result and technical ratio

2009 over 2008

The increase of $144 million in the technical result and the corresponding decrease in technical ratio in 2009 compared to 2008 was primarily attributable to an increase in net favorable prior year development of $76 million, an increase of $58 million, net of $9 million of reinstatement premiums, related to the lack of large catastrophic losses in 2009 and a lower level of mid-sized losses, partially offset by increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

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

2010 Outlook

During the January 1, 2010 renewals, the Company observed continued difficult market conditions with flat to slightly decreased pricing levels in most treaty markets. Certain markets in this sub-segment displayed increased pressure on terms and conditions and increased retentions by ceding companies continued, but at a more moderate rate. The Company also noted a marginal shift from proportional business to excess of loss. Cedants continued to place high importance on the security and financial strength of reinsurers, which in turn helped maintain a competitive advantage for the Company. The agriculture business traditionally renews later in the first quarter and remains largely in process. Based on the overall pricing indications and renewal information received from cedants and brokers, and assuming similar conditions experienced during the January 1, 2010 renewals continue for the remainder of 2010, Management generally expects to maintain the current profitability levels for this sub-segment.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 85% of net premiums written for 2009 in this sub-segment, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Gross premiums written	$646	(16)%	$769	4%	$740
Net premiums written	644	(16)	765	4	738
Net premiums earned	$668	(16)	$797	5	$758
Losses and loss expenses	(341)	(25)	(454)	(13)	(523)
Acquisition costs	(165)	(17)	(198)	4	(191)

Technical result	$162	12	$145	231	$44
Loss ratio	51.0%		56.9%		69.0%
Acquisition ratio	24.7		24.9		25.2

Technical ratio	75.7%		81.8%		94.2%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 16%, 19% and 20% of total net premiums written in 2009, 2008 and 2007, respectively.

2009 over 2008

The decrease in gross and net premiums written and net premiums earned of 16% was primarily due to the stronger U.S. dollar in 2009 compared to 2008, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 10% and net premiums earned by 8%. The decreases in gross and net premiums written resulted from all lines of business in this sub-segment and were attributable to treaty cancellations during renewal, declines in pricing, increased competition and increased risk retention by cedants. These decreases were partially offset by lower negative premium adjustments of $26 million reported by cedants in 2009 compared to 2008. Notwithstanding the declines in pricing, increased competition and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

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

Losses and loss expenses and loss ratio

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $154 million, or 23.0 points on the loss ratio; c) a lower level of mid-sized losses; and d) a decrease in the book of business and exposure. The net favorable loss development of $154 million included net favorable development in all lines of business, but was most pronounced in the motor and casualty lines. The net favorable loss development was primarily due to favorable loss emergence, as losses reported by cedants in 2009 for prior accident years were lower than the Company expected. Loss information provided by cedants in 2009 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The decrease of $113 million in losses and loss expenses in 2009 compared to 2008 included:

•

a decrease in losses and loss expenses of approximately $125 million resulting mainly from a decrease in the book of business (including the impact of foreign exchange), as well as a lower level of mid-sized losses, and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $12 million in net favorable prior year development.

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 reflected a) net favorable loss development on prior accident years of $166 million, or 20.8 points on the loss ratio; b) higher level of mid-sized losses mainly in the property line of business; and c) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable loss development of $166 million included net favorable development in all lines of business, but was most pronounced in the property line and was primarily due to favorable loss emergence, as losses reported by cedants in 2008 for prior accident years were lower than the Company expected. Loss information provided by cedants in 2008 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

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

Acquisition costs and acquisition ratio

2009 over 2008

Acquisition costs decreased in 2009 compared to 2008 as a result of lower net premiums earned. The acquisition ratio in 2009 decreased slightly compared to 2008 mainly due to cancellation of treaties with higher commission rates in the property line of business, partially offset by higher profit commission adjustments reported by cedants in 2009 compared to 2008 in the motor line of business.

2008 over 2007

The acquisition costs increased in 2008 compared to 2007 as a result of higher net premiums earned. The acquisition ratio decreased slightly following a shift in the distribution of net premiums earned during the year in this sub-segment to motor and casualty.

Technical result and technical ratio

2009 over 2008

The increase of $17 million in technical result and corresponding decrease in technical ratio in 2009 compared to 2008 was primarily explained by an increase of $29 million resulting from a lower level of mid-sized losses and normal fluctuations in profitability between periods, partially offset by a decrease of $12 million in net favorable prior year development.

2008 over 2007

The increase of $101 million in technical result and corresponding decrease in technical ratio for 2008 compared to 2007 was primarily explained by an increase of $69 million in net favorable prior year development, a decrease of $12 million in large catastrophic losses, and an increase of $20 million resulting from normal fluctuations in profitability between periods after considering growth in net premiums earned, and the increase in level of mid-sized losses in 2008.

2010 Outlook

During the January 1, 2010 renewals, the Company observed a competitive business environment with reinsurance pricing generally flat or experiencing reductions and a continuing trend towards increasing retentions by cedants. Overall, the Company’s expected premium volume at constant foreign exchange rates increased, primarily as a result of new opportunities. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2010.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 23% of the net premiums written in 2009 in this sub-segment. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 65% of the net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of the net premiums written in this sub-segment in 2009.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Gross premiums written	$1,102	(6)%	$1,172	12%	$1,049
Net premiums written	1,071	(7)	1,150	12	1,026
Net premiums earned	$1,037	(1)	$1,046	4	$1,006
Losses and loss expenses	(648)	(10)	(721)	60	(450)
Acquisition costs	(245)	(13)	(281)	8	(260)

Technical result	$144	230	$44	(85)	$296
Loss ratio	62.5%		69.0%		44.7%
Acquisition ratio	23.6		26.8		25.9

Technical ratio	86.1%		95.8%		70.6%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 27%, 29% and 27% of total net premiums written in 2009, 2008 and 2007, respectively.

2009 over 2008

Gross and net premiums written decreased by 6% and 7%, respectively, and net premiums earned decreased by 1% in 2009 compared to 2008. The decrease in gross and net premiums written and net premiums earned was primarily due to the stronger U.S. dollar in 2009 compared to 2008. Foreign exchange fluctuations contributed 6% to the decrease in gross and net premiums written and 5% to net premiums earned. The decrease in gross and net premiums written was primarily driven by decreases in the credit/surety and specialty casualty lines of business, due to a reduction in exposure and declines in pricing and lower positive premium adjustments reported by cedants in 2009 compared to 2008 of $43 million, predominantly in the engineering and aviation lines of business. The decreases in the gross and net premiums written were partially offset by increases in the marine, energy and agriculture lines of business as a result of new treaties and improved pricing. The decrease in net premiums earned of 1% in 2009 compared to 2008 was lower than the decrease in net premiums written of 7% due to an increase in business written in 2008, which was earned in 2009. Notwithstanding the increased competition, declines in pricing and increased risk retention by cedants prevailing in certain lines and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

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

Losses and loss expenses and loss ratio

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $115 million, or 11.1 points on the loss ratio; c) a lower level of mid-sized losses; and d) increasing loss trends and higher loss estimates in the credit/surety line of business. The net favorable development of $115 million reported in 2009 included net favorable development for prior accident years in most lines of business, predominantly in aviation and engineering, while credit/surety and agriculture experienced combined adverse loss development for prior accident years of $2 million. Loss information provided by cedants in 2009 for prior accident years was lower than the Company expected (higher for credit/surety and agriculture) and included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for the credit/surety and agriculture lines), which had the net effect of decreasing (increasing for the credit/surety and agriculture lines) prior year loss estimates.

The decrease of $73 million in losses and loss expenses in 2009 compared to 2008 included:

•	a decrease of $67 million related to the lack of catastrophic losses in 2009; and

•	an increase of $33 million in net favorable prior year development; partially offset by

•

an increase in losses and loss expenses of approximately $27 million resulting from increasing loss trends and higher loss estimates in the credit/surety line of business, partially offset by a lower level of mid-sized losses and normal fluctuations in profitability between periods.

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 reflected a) net favorable loss development on prior accident years of $82 million, or 7.8 points on the loss ratio; b) large catastrophic losses related to Hurricane Ike of $67 million, or 6.2 points on the loss ratio; c) a higher than usual level of mid-sized losses mainly in the energy, engineering and specialty casualty lines of business; d) higher loss estimates for the 2006, 2007 and 2008 underwriting years in the credit/surety line of business reflecting deteriorating economic and credit conditions as a result of the global financial crisis; and e) an increase in the book of business and exposure as evidenced by the increase in net premiums earned. The net favorable development of $82 million reported in 2008 included net favorable development for prior accident years in all lines of business with the exception of the energy line, which incurred net adverse loss development for prior accident years of $7 million. Loss information provided by cedants in 2008 for prior accident years was lower than the Company expected (higher for the energy line) and included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business with the exception of the energy line, which had the net effect of decreasing (increasing for the energy line) the level of prior year loss estimates.

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

Acquisition costs and acquisition ratio

2009 over 2008

Acquisition costs and acquisition ratio decreased in 2009 compared to 2008 mainly as a result of a premium deficiency recorded in the credit/surety line of business in the fourth quarter of 2008 and lower profit commission adjustments reported by the cedants in 2009 predominantly in the credit/surety line of business.

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

Technical result and technical ratio

2009 over 2008

The increase of $100 million in the technical result and corresponding decrease in the technical ratio in 2009 compared to 2008 was primarily explained by an increase of $64 million, net of $3 million of reinstatement premiums, related to the lack of large catastrophic losses in 2009, an increase of $33 million in net favorable prior year development, a lower level of mid-sized losses, lower acquisition costs and normal fluctuations in profitability between periods, partially offset by increasing loss trends and higher loss estimates in the credit/surety line of business.

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

2010 Outlook

During the January 1, 2010 renewals, the Company observed a variety of conditions in its various markets, with terms in some markets strengthening while softening in others. Overall, the Company’s expected premium volume at constant foreign exchange rates is stable to marginally reduced at the January 1, 2010 renewals in this sub-segment. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2010.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one year is not necessarily predictive of future profitability. The results of 2009, 2008 and 2007 demonstrate this volatility, as 2008 contained a large level of catastrophic losses, while 2009 and 2007 had lower than usual levels of large catastrophic losses. This impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Gross premiums written	$388	(6)%	$413	3%	$401
Net premiums written	388	(6)	413	3	401
Net premiums earned	$405	—	$403	(8)	$440
Losses and loss expenses	(1)	(99)	(144)	213	(46)
Acquisition costs	(32)	(13)	(37)	(12)	(42)

Technical result	$372	68	$222	(37)	$352
Loss ratio	0.3%		35.8%		10.5%
Acquisition ratio	8.0		9.2		9.6

Technical ratio	8.3%		45.0%		20.1%

Premiums

The Catastrophe sub-segment represented 10%, 10% and 11% of total net premiums written in 2009, 2008 and 2007, respectively.

2009 over 2008

Gross and net premiums written decreased by 6% in 2009 compared to 2008, while net premiums earned increased slightly. The decreases in gross and net premiums written were primarily due to the stronger U.S.

dollar in 2009 compared to 2008. Foreign exchange fluctuations decreased gross and net premiums written by 4% and net premiums earned by 2%. These decreases and a decrease in reinstatement premiums recorded in 2008 of $18 million, were partially offset by new business and share increases. In addition, net premiums earned in 2009 benefited from a treaty written in December 2008.

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

Losses and loss expenses and loss ratio

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected a) no large catastrophic losses; b) net favorable loss development on prior accident years of $49 million, or 12.1 points on the loss ratio; and c) a higher level of mid-sized losses. The net favorable development of $49 million was primarily due to favorable loss emergence, as losses reported by cedants during 2009 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The decrease of $143 million in losses and loss expenses for 2009 compared to 2008 included:

•	a decrease of $183 million related to the lack of large catastrophic losses in 2009; partially offset by

•	a decrease of $29 million in net favorable prior year development; and

•	an increase of $11 million resulting from a higher level of mid-sized losses and normal fluctuations in profitability between periods.

2008 over 2007

The losses and loss expenses and loss ratio reported in 2008 reflected a) large catastrophic losses related to Hurricane Ike of $183 million, or 45.8 points on the loss ratio; b) net favorable loss development on prior accident years of $78 million, or 19.4 points on the loss ratio; and c) a lower level of mid-sized losses. The net favorable development of $78 million was primarily due to favorable loss emergence, as losses reported by cedants during 2008 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

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

Acquisition costs and acquisition ratio

2009 over 2008

Acquisition costs and the acquisition ratio decreased in 2009 compared to 2008 primarily due to profit commissions received from certain cedants in 2009.

2008 over 2007

The decrease in acquisition costs in 2008 compared to 2007 is primarily due to the decrease in the Company’s book of business and exposure, as evidenced by the decrease in net premiums earned. The decrease in the acquisition ratio in 2008 compared to 2007 was primarily due the impact of reinstatement premiums, which do not have associated acquisition costs.

Technical result and technical ratio

2009 over 2008

The increase of $150 million in the technical result and corresponding decrease in the technical ratio in 2009 compared to 2008 was primarily explained by an increase of $163 million, net of reinstatement premiums of $20 million, related to the lack of large catastrophic losses in 2009, lower acquisition costs and normal fluctuations in profitability between periods, partially offset by a decrease of $29 million in net favorable prior year development and a higher level of mid-sized losses.

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

2010 Outlook

During the January 1, 2010 renewals, the Company observed overall moderate softening of terms and conditions and pricing with strengthening following loss experience in certain markets. The Company’s expected premium volume increased at the January 1, 2010 renewals in this sub-segment, primarily as a result of new opportunities in certain markets. Management expects a continuation of these trends and conditions for the remainder of 2010.

Paris Re

The Paris Re sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, property, proportional motor and specialty property and represented 59% of the net premiums written in 2009 in this sub-segment. Aviation/space, credit/surety, engineering, marine and other are considered by the Company to have a medium tail and represented 38% of the net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of the net premiums written in this sub-segment in 2009. The results of the Paris Re sub-segment are only included in the Company’s Consolidated Statement of Operations from October 2, 2009 to December 31, 2009. Consequently, results of the Paris Re sub-segment for all other periods are not presented or discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

October 2, 2009 – December 31, 2009
Gross premiums written	$193
Net premiums written	178
Net premiums earned	$312
Losses and loss expenses	(208)
Acquisition costs	(46)

Technical result	$58
Loss ratio	66.7%
Acquisition ratio	14.7

Technical ratio	81.4%

Premiums

The Paris Re sub-segment represented 5% of the Company’s total net premiums written in 2009.

October 2, 2009 – December 31, 2009

Gross premiums written of $193 million during the period from October 2, 2009 to December 31, 2009 resulted primarily from the marine, property and credit/surety lines of business, which accounted for 46% of the gross premiums written in this sub-segment. Due to a retrocessional cover in place for the marine line of business, the net premiums written were mainly comprised of property, credit/surety and motor business. The property line of business benefited from premium adjustments reported by cedants during the period from October 2, 2009 to December 31, 2009. Net premiums earned are higher than net premiums written primarily due to the earning of premiums in the period from October 2, 2009 to December 31, 2009 related to business written prior to October 2, 2009, predominantly in the catastrophe line of business, which represented 5% and 21% of net premiums written and net premiums earned, respectively.

Losses and loss expenses and loss ratio

October 2, 2009 – December 31, 2009

The losses and loss expenses and loss ratio reported in 2009 reflected a) no large catastrophic losses; and b) a low level of mid-sized losses.

Acquisition costs and acquisition ratio

October 2, 2009 – December 31, 2009

Acquisition costs and acquisition ratio for the period from October 2, 2009 to December 31, 2009 were primarily driven by the acquisition costs incurred in the catastrophe line of business, which tend to be lower compared to other lines of business.

Technical result and technical ratio

October 2, 2009 – December 31, 2009

The technical result of $58 million and the technical ratio of 81.4% for the period from October 2, 2009 to December 31, 2009 were mainly driven by the catastrophe line of business and reflect a lack of large catastrophic losses and a low level of mid-sized losses.

2010 Outlook

During the January 1, 2010 renewals, the Company observed some softening in market conditions combined with increased retentions by cedants in certain markets. The acquisition of Paris Re by the Company resulted in some business being lost and a limited number of new business opportunities. As a result, the expected premium volume at constant foreign exchange rates reduced at the January 1, 2010 renewals in this sub-segment. Management expects a continuation of these trends and conditions for the remainder of 2010.

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Gross premiums written	$595	2%	$584	(2)%	$597
Net premiums written	591	2	579	2	569
Net premiums earned	$587	2	$576	1	$571
Life policy benefits	(440)	(5)	(463)	2	(455)
Acquisition costs	(113)	(6)	(120)	4	(116)

Technical result	$34	NM	$(7)	NM	$—
Other income	2	377	—	NM	—
Other operating expenses	(47)	9	(43)	33	(33)
Net investment income	62	(7)	67	24	54

Allocated underwriting result (1)	$51	198	$17	(21)	$21

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 15%, 14% and 15% of total net premiums written in 2009, 2008 and 2007, respectively.

2009 over 2008

Gross and net premiums written and net premiums earned increased by 2% in 2009 compared to 2008. The increase in gross and net premiums written and net premiums earned was primarily driven by new business in the mortality line and growth in the longevity line and was partially offset by the impact of foreign exchange rates and lower additional premiums reported in 2009 by a cedant for a longevity treaty in run-off. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 10% as a result of the stronger U.S. dollar in 2009 compared to 2008.

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

Life policy benefits

2009 over 2008

Life policy benefits decreased by $23 million in 2009 compared to 2008. The decrease was primarily attributable to an increase of $39 million in net favorable prior year development and lower life policy benefits reported in 2009 by a cedant for a longevity treaty in run-off. The net favorable development of $15 million in 2009 and the net adverse development of $24 million in 2008 were mainly driven by the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. These decreases in life policy benefits were partially offset by new business in the mortality line and growth in longevity line as discussed above.

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

Acquisition costs

2009 over 2008

The decrease in acquisition costs in 2009 compared to 2008 was primarily due to the impact of foreign exchange fluctuations, downward profit commission adjustments reported by cedants and new business with lower costs ratios, partially offset by acquisition costs on higher premiums earned.

2008 over 2007

The increase in acquisition costs in 2008 compared to 2007 was primarily attributable to higher rate of lapses than expected on TCI products in the mortality line and profit commission adjustments, which was partially offset by a decrease of $6 million in acquisition costs reported by a cedant for a longevity treaty in run-off.

Net investment income

2009 over 2008

Net investment income decreased by $5 million in 2009 compared to 2008 primarily as a result of the impact of foreign exchange fluctuations and a decrease in interest rates, partially offset by higher invested assets.

2008 over 2007

Net investment income increased by $13 million in 2008 compared to 2007 primarily as a result of higher invested assets from the growth in the book of business. The 2007 comparative figure was also affected by a decrease of $4 million due to the commutation of a financing treaty.

Allocated underwriting result

2009 over 2008

The increase of $34 million in allocated underwriting result in 2009 compared to 2008 was primarily explained by the increase in the technical result of $41 million, and was partially offset by lower net investment income and higher operating expenses. The increase in the technical result was driven by favorable development of $15 million from the GMDB business in 2009 compared to adverse development of $24 million in 2008, and normal fluctuations in profitability between periods.

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

2010 Outlook

The Life segment experiences only limited active renewals, as several contracts are written on a continuous basis. The active renewal is mainly in the mortality line. For those treaties that actively renewed, pricing conditions and terms were stable. The mortality line also benefited from new opportunities where the Company observed improved pricing and conditions. Management expects a slight increase in premiums written during 2010, assuming constant foreign exchange rates.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Non-life
Property and casualty
Casualty	12%	15%	17%
Property	17	16	17
Motor	6	6	5
Multiline and other	2	3	3
Specialty
Agriculture	8	7	4
Aviation/Space	5	5	5
Catastrophe	10	10	11
Credit/Surety	6	7	7
Engineering	5	5	5
Energy	3	2	2
Marine	5	4	4
Specialty casualty	3	4	3
Specialty property	3	2	2
Life	15	14	15

Total	100%	100%	100%

There were modest shifts in the distribution of net premiums written by line in 2009, 2008 and 2007, which reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a shift in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Casualty: the decrease in net premiums written in 2009 and 2008 was primarily due to increasingly competitive market conditions and non-renewals as pricing did not adequately reflect increasing loss trends.

•

Agriculture: the increase in net premiums written in 2008 compared to 2007 resulted primarily from the growth in the Company’s agriculture line of business in its U.S. sub-segment, which benefited from increased opportunities, pricing and demand.

2010 Outlook

Based on information received from cedants and brokers during the January 1, 2010 renewals and assuming that similar trends and conditions to those experienced during the January 1, 2010 renewals continue through the year, Management expects increases in the relative distribution of catastrophe and credit/surety premiums in 2010 and expects other lines to be comparable to 2009.

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

The distribution of gross premiums written by treaty type for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Non-life Segment
Proportional	55%	55%	52%
Non-Proportional	25	27	28
Facultative	5	4	4
Life Segment
Proportional	14	13	15
Non-Proportional	1	1	1
Total	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The decrease in the percentage of non-proportional gross premiums written in the Non-life segment in 2009 compared to the 2008 resulted primarily from decreases in the casualty line of business in the U.S. sub-segment.

The increase in the percentage of proportional gross premiums written for the Non-life segment in 2008 compared to 2007 resulted primarily from the growth in the Company’s agriculture line of business in its U.S.

sub-segment. The decrease in the percentage of proportional gross premiums written for the Life segment in 2008 compared to 2007 results primarily from the non-renewal of a large longevity treaty in 2008, which was written on a proportional basis.

2010 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2010 renewals continue throughout the year, Management expects an increase in the relative distribution of facultative business following the acquisition of Paris Re and expects the relative distribution of gross premiums written by other treaty types in 2010 to be similar to 2009.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
North America	41%	41%	42%
Europe	41	46	45
Latin America, Caribbean and Africa	10	8	7
Asia, Australia and New Zealand	8	5	6

Total	100%	100%	100%

The distribution of gross premiums written in Europe was affected by foreign exchange fluctuations, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. The increase in gross premiums written in Latin America, Caribbean and Africa and Asia, Australia and New Zealand is primarily due to an increase in the property line in the Global (Non-U.S.) P&C sub-segment and the acquisition of Paris Re, which writes a proportionately higher percentage in these regions.

2010 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2010 renewals continue throughout the year and assuming constant foreign exchange rates, Management expects the distribution of gross premiums written by geographic region in 2010 to be similar to 2009.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Broker	72%	71%	69%
Direct	28	29	31

The distribution of gross premiums written by production source reflects an increase in gross premiums written through brokers in Europe, and a modest shift in the mix of gross premiums written in other geographic locations.

2010 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2010 renewals continue throughout the year, Management expects the production source of gross premiums written in 2010 to be similar to 2009.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses. Corporate and Other includes the investment related and corporate activities of Paris Re from October 2, 2009 through December 31, 2009.

Net Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Fixed maturities	$559	9%	$515	22%	$422
Short-term investments, trading securities, cash and cash equivalents	12	(38)	19	(66)	56
Equities	14	(53)	29	(19)	36
Funds held and other	33	(12)	37	15	32
Funds held – directly managed	18	NM	—	—	—
Investment expenses	(40)	44	(27)	20	(23)

Net investment income	$596	4	$573	9	$523

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

2009 over 2008

Net investment income increased in 2009 compared to 2008 due to:

•

an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and from the purchase of higher yielding investments. This increase was mitigated by cash flows of $294 million used for the repayment of debt and the purchase of CENts during the first quarter of 2009;

•	an increase in net investment income from fixed maturities and from funds held – directly managed following the acquisition of Paris Re; partially offset by

•	the strengthening of the U.S. dollar, on average, in 2009 compared to 2008 contributed a 4% decrease in net investment income;

•	a decrease in net investment income from equities due to a lower level of equity exposures held, on average, in 2009 compared to 2008;

•	increased investment expenses; and

•	the impact of lower yields on short-term investments.

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

2010 Outlook

Assuming constant foreign exchange rates, Management expects net investment income to increase in 2010 as compared to 2009 primarily due to the Company’s larger invested asset base following the acquisition of Paris Re and the expected positive cash flow from operations (including net investment income). Management expects these favorable factors to be partially offset by lower reinvestment rates due to lower U.S. and European interest rates.

Net Realized and Unrealized Investment Gains (Losses)

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities. In addition, the Company records changes in fair value for substantially all of its investments as unrealized investment gains or losses in its Consolidated Statements of Operations. Realized and unrealized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates, credit spreads, and equity market conditions.

As discussed in Overview above, the global economy and financial markets improved in 2009 and this had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized gains (losses) on investments compared to 2008. For the year ended December 31, 2009, the investment portfolio and net realized and unrealized investment gains were primarily impacted by decreases in credit spreads and increases in worldwide equity markets, which were partially offset by increases in risk-free rates.

The components of net realized and unrealized investment gains (losses) for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions of U.S. dollars):

	2009	2008	2007
Net realized investment gains (losses) on fixed maturities and short-term investments, excluding other-than-temporary impairments	$105	$(16)	$(17)
Net realized investment (losses) gains on equities, excluding other-than-temporary impairments	(45)	(230)	82
Other-than-temporary impairments	—	—	(125)
Net realized gains and change in net unrealized investment losses on trading securities	—	—	(12)
Net realized (losses) gains on other invested assets	(36)	—	10
Change in net unrealized gains on other invested assets	58	3	—
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments subject to the fair value option	323	(150)	—
Change in net unrealized investment gains (losses) on equities subject to the fair value option	186	(145)	—
Net other realized and unrealized investment gains (losses)	2	7	(10)
Net realized losses and change in net unrealized investment gains on funds held – directly managed	(2)	—	—

Net realized and unrealized investment gains (losses)	$591	$(531)	$(72)

Effective January 1, 2008, the Company’s available for sale securities were reclassified as trading securities and all changes in pre-tax unrealized investment gains and losses are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. Prior to the election of the fair value option, unrealized gains and losses, net of tax, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Effective January 1, 2008, the Company is no longer required to record other-than-temporary impairment charges, as changes in market value are now recorded in net income.

2009 over 2008

Net realized and unrealized investment gains improved by $1.1 billion, from a loss of $531 million in 2008 to a gain of $591 million in 2009. The improvement in net realized and unrealized investment gains (losses) was primarily due to the narrowing of credit spreads and improvements in worldwide equity markets, which were partially offset by an increase in risk-free rates. Net realized and unrealized investment gains of $591 million in 2009 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments, equities and other invested assets of $567 million, and net realized investment gains on fixed maturities and short-term investments of $105 million. These gains were partially offset by net realized investment losses on equities and other invested assets of $81 million.

Net realized losses on other invested assets of $36 million in 2009 primarily relate to losses on treasury futures and credit default swaps, which were partially offset by gains on equity futures. Net unrealized gains on other invested assets of $58 million primarily relate to unrealized gains on total return swaps, treasury futures and assumed credit default swaps, which were partially offset by unrealized losses on purchased credit default swaps. The net change in unrealized gains on other invested assets of $3 million in 2008 primarily related to changes in unrealized gains on treasury and equity futures and credit default swaps, which were partially offset by the change in unrealized losses on insurance linked securities and principal finance transactions.

Net other realized and unrealized investment gains of $7 million in 2008 resulted primarily from a $15 million gain related to the expiration of certain representations and warranties the Company provided related to the sale of its U.S. life operations in 2000. This gain was partially offset by an unrealized loss of $7 million from the Company’s application of the U.S. GAAP guidance related to embedded derivatives that exist in certain types of funds held contracts.

2008 over 2007

Net realized and unrealized investment losses increased by $459 million, from a $72 million loss in 2007 to a $531 million loss in 2008 due to increases in credit spreads, declines in worldwide equity markets and defaults on certain corporate bonds, which were partially offset by decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $531 million in 2008 were primarily due to net realized losses on equities of $230 million, change in net unrealized losses on fixed maturities of $151 million, change in net unrealized losses on equities of $145 million, and net realized losses on fixed maturities of $16 million, partially offset by other net realized and unrealized gains of $11 million. The unrealized investment losses reflect the Company’s adoption of the fair value option, which was effective January 1, 2008. Thus, the results of 2008 and 2007 are not comparable.

The other-than-temporary impairments in 2007 of $125 million related to fixed maturities ($57 million) and equities ($68 million). Net realized gains on other invested assets of $10 million in 2007 primarily related to treasury futures. Net other realized and unrealized investment losses of $10 million in 2007 resulted primarily from the impact of foreign exchange on the sale of equity securities.

Interest in Earnings (Losses) of Equity Investments

The interest in the results of equity investments represents the Company’s share of earnings or losses related to private placement investments and limited partnerships in which the Company has more than a minor interest.

2009 over 2008

The Company’s interest in earnings of equity investments was $16 million in 2009, compared to losses of $5 million in 2008. These results represent the aggregate activity of several limited partnerships and unrelated private placement investments.

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

In 2004, the Company purchased a 20% ownership in ChannelRe Holdings, a non-publicly traded financial guaranty reinsurer, which assumed a portfolio of in-force business from MBIA and provides reinsurance services exclusively to MBIA. At December 31, 2007, the value of the Company’s investment in ChannelRe Holdings was written down to $nil.

ChannelRe Holdings is a non-publicly traded financial guaranty reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participated in MBIA reinsurance treaties and provided facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common shares of Channel Reinsurance Ltd. (Channel Reinsurance), which is a subsidiary and the primary asset of ChannelRe Holdings. The investment in ChannelRe Holdings is accounted for using the equity method. The Company’s share of ChannelRe Holdings’ net income and accumulated other comprehensive income is reported in the Company’s net income and accumulated other comprehensive income, respectively, on a one-quarter lag. The Company calculates its share of ChannelRe Holdings’ net income and accumulated other comprehensive income on the basis of the Company’s ownership percentage of ChannelRe Holdings’ common shares currently outstanding.

In addition to the Company’s interest of $6 million in ChannelRe Holdings’ results for the twelve month period ended September 30, 2007 (see Note 24 to Consolidated Financial Statements), the Company recorded an additional charge of $87 million in its Consolidated Statements of Operations for the year ended December 31, 2007. This additional charge represented the write-down to $nil of its investment in ChannelRe Holdings due to unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expected to incur during the three months ended December 31, 2007, and which were expected to result in ChannelRe Holdings having negative U.S. GAAP shareholders’ equity at that date. ChannelRe Holdings’ financial statements as of December 31, 2007 and September 30, 2008 and 2009 did present negative U.S. GAAP shareholders’ equity, and accordingly at December 31, 2009 and 2008, the carrying value of the Company’s investment in ChannelRe Holdings remains $nil.

Partially offsetting the charge related to ChannelRe Holdings in 2007, the Company recorded $10 million of interest in earnings of equity investments related to other private placement investments and limited partnerships in which the Company has more than a minor interest.

2010 Outlook

With respect to strategic investments, the Company expects to see a similar level of potential opportunities during 2010 compared to 2009, as global financial markets continue to improve. The Company will evaluate these potential new opportunities for attractiveness during the year.

Technical Result and Other Income (Loss)

2009 over 2008

Technical result and other income included in Corporate and Other primarily relates to income on insurance linked securities and principal finance transactions and reflects a gain of $17 million combined in 2009, compared to a gain of $7 million combined in 2008. The increase of $10 million in 2009 compared to 2008 is primarily related to $13 million of losses, net of reinstatement premiums, from Hurricane Ike incurred in 2008.

2008 over 2007

Technical result and other income (loss) included in Corporate and Other was a gain of $7 million combined in 2008 compared to a $21 million loss combined in 2007. The increase of $28 million in 2008 primarily related to write-downs and mark-to-market adjustments on various transactions in the principal finance line in 2007. Subsequent to the adoption of the fair value option on January 1, 2008, these are now reflected in net realized and unrealized investment gains (losses) in the Consolidated Statements of Operations.

Other Operating Expenses

Other operating expenses were as follows (in millions of U.S. dollars):

	2009	% Change 2009 over 2008	2008	% Change 2008 over 2007	2007
Other operating expenses	$431	18%	$365	12%	$327

Other operating expenses represent 10.5%, 9.3% and 8.6% of the net premiums earned (both life and non-life) in 2009, 2008 and 2007, respectively. Other operating expenses included in Corporate and Other were $131 million, $91 million and $80 million, of which $117 million, $75 million and $67 million are related to corporate activities for 2009, 2008 and 2007, respectively.

2009 over 2008

The increase in other operating expenses of 18% in 2009 compared to 2008 was primarily due to Paris Re acquisition-related expenses of $36 million, the inclusion of Paris Re’s other operating expenses of $30 million and higher personnel costs. These increases were partially offset by the strengthening of the U.S. dollar, on average, which contributed a 3% decrease in other operating expenses in 2009.

2008 over 2007

The increase in other operating expenses of 12% in 2008 compared to 2007 was primarily a result of higher personnel costs of $22 million, including salaries and stock-based compensation expense, and an increase in withholding taxes of $7 million, which were partially offset by a decrease in fixed asset depreciation charges. The weakening of the U.S. dollar, on average, in 2008 compared to 2007, contributed 5% to the increase in other operating expenses.

Financial Condition, Liquidity and Capital Resources

The Company purchased, as part of its acquisition of Paris Re, an investment portfolio and a funds held – directly managed account. The discussion of the acquired Paris Re investment portfolio is included in the discussion of Investments below. The discussion of the segregated investment portfolio underlying the funds held—directly managed account is included separately in Funds Held – Directly Managed below.

Investments

Total investments and cash were $16.0 billion at December 31, 2009, compared to $11.7 billion at December 31, 2008. The major factors influencing the increase during 2009 were:

•	investments and cash of $3,207 million acquired from Paris Re;

•	net cash provided by operating activities of $1,099 million;

•

an increase in the market value of the investment portfolio (realized and unrealized) of $592 million, resulting from an increase in the fixed maturity and short-term investment portfolios of $428 million, an increase in the equity portfolio of $141 million, an increase in other invested assets of $23 million; and

•

other factors, primarily the net positive influence of the effect of a weaker U.S. dollar at December 31, 2009 relative to the euro and other currencies as it relates to the conversion of invested assets into U.S. dollars, amounting to approximately $193 million; partially offset by

•	the share capital repayment of $330 million by Paris Re to its former shareholders;

•	reductions of $294 million related to the repayment of debt of $200 million and the purchase of CENts of $94 million; and

•	dividend payments on common and preferred shares totaling $152 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds (including funds held - directly managed) represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested primarily in high quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities in terms of both duration and currency composition to protect the Company against changes in interest and foreign exchange rates. Capital funds represent the capital of the Company and contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines which include issuer and sector concentration limitations. Capital funds may be invested in investment grade and below investment grade fixed income securities, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

At December 31, 2009, the liability funds totaled $10.4 billion (including funds held - directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $7.8 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private equity and bond investments, and convertible fixed income securities.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, foreign currency option contracts, foreign exchange forward contracts, and total return and interest rate swaps for the purpose of hedging market risk, replicating investment positions, managing market exposure and duration risks, hedging certain investments, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Risk Management and Finance Committee of the Board.

Trading securities

The Company elected the fair value option for substantially all of its invested assets, including all of Paris Re’s fixed maturities, short-term investments and other invested assets as of the Acquisition Date. The market value of investments classified as trading securities (excluding funds held - directly managed) was $15.1 billion at December 31, 2009. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

At December 31, 2009, approximately 96% of the Company’s fixed income securities, including fixed income type mutual funds were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 92% were publicly traded. At December 31, 2008, approximately 97% of the Company’s fixed income securities, including bank loans and other fixed income type mutual funds, were rated investment-grade by Standard & Poor’s (or estimated equivalent) and 96% were publicly traded. The average credit quality of the Company’s fixed income securities at December 31, 2009 was AA, comparable to the position at December 31, 2008.

The average duration of the Company’s investment portfolio was 3.1 years at December 31, 2009 and 2008. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.7 years to 3.1 years at December 31, 2009 and from 3.6 years to 3.1 years at December 31, 2008.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at December 31, 2009 decreased to 3.6% compared to 5.2% as at December 31, 2008, reflecting narrowing credit spreads and lower reinvestment rates, partially offset by higher risk-free interest rates.

The Company’s investment portfolio generated a positive total return of 9.7% (excluding the effects of foreign exchange) for the year ended December 31, 2009, compared to 0.2% (excluding the effects of foreign exchange) for the year ended December 31, 2008. The higher total return was primarily due to the narrowing of credit spreads and improvements in worldwide equity markets, and was partially offset by an increase in risk-free interest rates.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at December 31, 2009 and 2008 were as follows (in millions of U.S. dollars):

2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,273	$9	$(12)	$1,270
Other foreign governments	3,012	61	(14)	3,059
Corporate	6,438	223	(30)	6,631
Mortgage/asset-backed securities	3,134	88	(39)	3,183

Total fixed maturities	13,857	381	(95)	14,143
Short-term investments	135	2	—	137
Equities	731	82	(17)	796

Total	$14,723	$465	$(112)	$15,076

2008	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$881	$51	$(1)	$931
Other foreign governments	2,651	180	(7)	2,824
Corporate	3,568	62	(217)	3,413
Mortgage/asset-backed securities	3,119	72	(177)	3,014

Total fixed maturities	10,219	365	(402)	10,182
Short-term investments	117	—	—	117
Equities	637	10	(134)	513

Total	$10,973	$375	$(536)	$10,812

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The increase in fixed maturities and short-term investments from $10.3 billion at December 31, 2008 to $14.3 billion at December 31, 2009 is primarily related to the acquisition of Paris Re’s fixed maturity and short-term investment portfolio, new cash flows, the reinvestment of net investment income and increasing asset values due to reduced credit spreads in 2009, which were partially offset by a change in the asset allocation from fixed maturities to equities and an increase in risk-free interest rates.

U.S. government and agencies included U.S. treasuries, agencies of the U.S. government and U.S. municipalities. At December 31, 2009, U.S. treasuries and agencies of the U.S. government accounted for 63% and 36% of this category respectively. Although U.S. treasuries and agencies are not rated, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At December 31, 2009, 64% of this category was rated AAA (compared to 88% at December 31, 2008, as the Company reallocated exposure from certain AAA rated government securities to AA and A rated government securities), while investment grade foreign government and agency obligations accounted for the remaining 36%. The largest four foreign government issuers (France, Canada, Germany and Italy) accounted for 77% of this category at December 31, 2009.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At December 31, 2009, 94% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 72% were rated A- or better. In addition, government guaranteed corporate debt represented 11% of the total corporate bonds held at December 31, 2009. While the ten largest issuers accounted for 20% of the corporate bonds held by the Company at December 31, 2009 (8% of total investments and cash), no single issuer accounted for more than 3% of total corporate bonds (2% of the Company’s total investments and cash at December 31, 2009). At December 31, 2009, U.S. bonds comprised 63% of this category, and the main exposures by economic sector were 29% in finance (13% were banks), 13% in consumer noncyclicals, 11% in government guaranteed corporate debt and 10% in communications. Within the finance sector, 99% of corporate bonds were rated investment grade and 89% were rated A- or better at December 31, 2009.

At December 31, 2009, other foreign governments and corporate bonds included approximately $835 million of foreign government obligations and government guaranteed corporate debt related to Italy, Spain, Greece, Portugal, and Ireland. During January 2010, substantially all of the foreign government obligations and government guaranteed corporate debt (excluding funds held directly – managed) related to Italy, Spain, Greece, Portugal and Ireland had been sold.

In the mortgage/asset-backed securities category, 91% were U.S. mortgage/asset-backed securities at December 31, 2009. These securities generally have a low risk of default as most are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the major risk is uncertainty of the timing of pre-payments. Although these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at December 31, 2009, other than a $17 million investment in a distressed asset vehicle (included in other invested assets). At December 31, 2009, the Company’s U.S. mortgage/asset-backed securities included approximately $145 million (5%) of collateralized mortgage obligations and commercial mortgage-backed securities, where the Company deemed the entry point and price of the investments to be attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.9 billion at December 31, 2009, approximately 11% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 9% of this category at December 31, 2009 was comprised of non-U.S. mortgage/asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 99% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of U.S. and foreign corporations, U.S. asset-backed securities, foreign governments and U.S. government and agencies. At December 31, 2009, corporates (consisting primarily of non-U.S. finance sector, catastrophe and mortality bonds) comprised 50% of this category, of which 97% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while U.S. asset-backed securities, foreign governments and U.S. government and agencies comprised 24%, 22% and 4%, respectively, and were rated AA or higher.

Publicly traded common stocks (including public exchange traded funds and real estate investment trust (REITs)) comprised 96% of equities at December 31, 2009. The majority of the remaining balance was comprised of a $35 million emerging markets mutual fund, which accounted for 4% of equities, with the balance primarily in convertible investments. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 98% at December 31, 2009. While the ten largest common stocks accounted for 26% of equities (excluding equities held in public exchange traded funds and mutual funds) at December 31, 2009, no single common stock issuer accounted for more than 5% of total equities (excluding equities held in public exchange traded funds and mutual funds) or 1% of the Company’s total investments and cash at December 31, 2009. At December 31, 2009, the largest publicly traded common stock exposures by economic sector were 16% in technology, 14% in energy, 13% in finance, 13% in consumer noncyclical, and 12% in industrials and communications. The increase in the Company’s equity portfolio from $513 million at December 31, 2008 to $796 million at December 31, 2009 was primarily due to a modest change in asset allocation from fixed income securities to equities and also due to an increase in market values, driven by increases in worldwide equity markets during 2009.

Maturity Distribution

The distribution of fixed maturities and short-term investments at December 31, 2009, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$858	$869
More than one year through five years	6,223	6,346
More than five years through ten years	3,249	3,343
More than ten years	528	539

Subtotal	10,858	11,097
Mortgage/asset-backed securities	3,134	3,183

Total	$13,992	$14,280

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at December 31, 2009:

% of total fixed income securities
Rating Category
AAA	50%
AA	10
A	24
BBB	12
Below investment-grade/unrated	4

100%

The Company’s AAA (or equivalent) rated securities, as a percentage of its total fixed income portfolio, decreased from 62% at December 31, 2008 to 50% at December 31, 2009. This decrease was primarily the result of a change in asset allocation from U.S. and other foreign government securities to corporate bonds and mortgage/asset-backed securities which provide an increased spread, and was partially offset by the acquisition of the Paris Re fixed maturity portfolio, which had a higher allocation to U.S. and other foreign government exposures. As a result of the change in asset allocations, the Company’s AA and A (or equivalent) rated securities increased from 24% at December 31, 2008 to 34% at December 31, 2009. The average credit quality of the Company’s fixed maturity investment portfolio at December 31, 2009 and 2008 was AA.

Other Invested Assets

At December 31, 2009 and 2008, the Company had other invested assets of $226 million and $74 million, respectively. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in an unrealized gain position at December 31, 2009, are reported within other invested assets in the Company’s Consolidated Balance Sheets.

As part of its principal finance transactions, the Company has entered into total return, interest rate, and credit default swaps, which are accounted for as derivative financial instruments.

For total return and interest rate swaps within principal finance, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. At December 31, 2009, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $1 million and $8 million, respectively. At December 31 2009, the notional value of the Company’s assumed exposure in the form of total return swaps was $229 million.

The principal finance total return and interest rate swap portfolio mix that relates to apparel and retail future flow or intellectual property backed transactions was 43% and 50% as of December 31, 2009 and 2008, respectively, with the remainder distributed over a number of generally unrelated risks. At December 31, 2009 and 2008, approximately 49% and 50%, respectively, of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At December 31, 2009, the fair value of the Company’s assumed exposure in the form of credit default swaps was $nil. At December 31, 2009, the notional value of the Company’s assumed exposure in the form of credit default swaps was $18 million. At December 31, 2008, the fair value of the Company’s assumed exposure in the form of credit default swaps was an unrealized loss of $5 million, which was offset by purchased protection in the form of credit default swaps with an unrealized gain of $7 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at December 31, 2009. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $1 million and a net unrealized gain of $2 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the notional value was $188 million, comprised of $193 million of credit protection purchased and $5 million of credit exposure assumed. As discussed above, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks include parametric weather risks and longevity risk, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. The fair value and notional value of both the weather derivatives and the longevity total return swap was $nil and $49 million, respectively, at December 31, 2009.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The notional value of the treasury note futures was a net short position of $1,820 million and $1,112 million at December 31, 2009 and 2008, respectively. The fair value of the futures contracts was a net unrealized gain of $30 million and $9 million at December 31, 2009 and 2008, respectively. The Company also uses equity futures to replicate equity investment positions. While no equity futures were outstanding at December 31, 2009, the notional value and fair value of the equity futures was a short position of $10 million and a net unrealized loss of $1 million respectively, at December 31, 2008.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. Foreign exchange forward contracts outstanding as of December 31, 2009 and 2008 resulted in a net unrealized gain of $6 million and an unrealized loss of $5 million, respectively. Foreign currency option contracts outstanding as of December 31, 2009 and 2008 resulted in an unrealized gain of $2 million and an unrealized loss of $8 million, respectively.

The Company has entered into an interest rate derivative to mitigate exposure to interest rates. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At December 31, 2009, the notional value of this derivative was $400 million with an unrealized gain of $6 million.

At December 31, 2009 and 2008, the Company had $160 million and $83 million, respectively, in strategic investments. These strategic investments included investments in non-publicly traded companies, private placement equity investments and other specialty asset classes. As part of its strategic investment activities, the

Company entered into commodity futures contracts which are accounted for as derivative financial instruments. The notional value of the commodity futures contract was a net short position of $6 million at December 31, 2009 and the fair value of the futures contracts was a net unrealized loss of $2 million at December 31, 2009. The Company also had $25 million in notes receivable and $9 million of other invested assets at December 31, 2009.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report. The composition of the investments underlying the funds held – directly managed account at December 31, 2009 is discussed below.

Substantially all of the investments in the segregated investment portfolio underlying the funds held—directly managed account are carried at fair value. Realized and unrealized investment gains and losses and net investment income related to this account inure to the benefit of Paris Re. The Company elected the fair value option as of the Acquisition Date of Paris Re for all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying this account, and accordingly, all changes in its fair value subsequent to the Acquisition Date are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

At December 31, 2009, approximately 98% of fixed income securities underlying the funds held – directly managed account were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 99% of these securities were publicly traded. The average credit quality of fixed income securities underlying the funds held – directly managed account at December 31, 2009 was AA.

The average duration of investments underlying the funds held—directly managed account was 3.0 years at December 31, 2009. The average yield to maturity on fixed maturities and short-term investments and cash and cash equivalents underlying the funds held – directly managed account was 2.6% at December 31, 2009. The average yield to maturity was lower than the book yield of 3.5% reported prior to the acquisition due to an increase in the cost basis of the portfolio under U.S. GAAP, which is based on the fair value of the investments at the Acquisition Date. The increased cost basis of the fixed maturity investments underlying the funds held – directly managed account is the result of the securities trading at a premium to their par value at maturity. The premium will be amortized over the remaining period to maturity.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held—directly managed account at December 31, 2009 were as follows (in thousands of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$302	$—	$(2)	$300
Other foreign governments	549	3	(4)	548
Corporate	900	3	(3)	900
Mortgage/asset-backed securities	14	5	(1)	18

Total fixed maturities	1,765	11	(10)	1,766
Short-term investments	28	—	—	28
Other invested assets	41	1	(3)	39

Total	$1,834	$12	$(13)	$1,833

(1)	Cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at December 31, 2009, were cash and cash equivalents of $145.4 million, other assets and liabilities of $120.9 million and accrued investment income of $25.2 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and agencies underlying the funds held – directly managed account included U.S. treasuries, agencies of the U.S. government and U.S. municipalities. At December 31, 2009, U.S. treasuries and agencies of the U.S. government accounted for 40% and 60% of this category, respectively. Although U.S. treasuries and agencies are not rated, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign government underlying the funds held – directly managed account are obligations of non-U.S. governments and their agencies. At December 31, 2009, 35% of this category was rated AAA, while investment grade foreign government and agency obligations accounted for the remaining 65%. The largest four foreign government issuers (Canada, France, Italy and Austria) accounted for 82% of this category at December 31, 2009. During January 2010, a significant portion of the non-U.S. governments and their agencies was sold.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At December 31, 2009, 97% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 88% were rated A- or better. In addition, government guaranteed corporate debt represented 10% of the corporate bond investments underlying the funds held – directly managed account at December 31, 2009. While the ten largest issuers accounted for 22% of the corporate bonds underlying the funds held – directly managed account at December 31, 2009, no single issuer accounted for more than 6% of total corporate bonds or 3% of the investments underlying the funds held – directly managed account. At December 31, 2009, U.S. bonds comprised 44% of this category, while French and Dutch bonds comprised 14% and 10%, respectively. The main exposures of this category by economic sector were 45% in finance (26% were banks), 14% in consumer noncyclicals and 11% in government guaranteed corporate debt. Within the finance sector, 99% of corporate bonds were rated investment grade and 96% were rated A- or better at December 31, 2009.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2009, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$360	$361
More than one year through five years	901	903
More than five years through ten years	426	422
More than ten years	92	90

Subtotal	1,779	1,776
Mortgage/asset-backed securities	14	18

Total	$1,793	$1,794

Rating Distribution

The following table provides a breakdown of the credit quality of fixed income securities underlying the Company’s funds held – directly managed account at December 31, 2009:

% of total fixed income securities
Rating Category
AAA	38%
AA	26
A	29
BBB	5
Below investment-grade/unrated	2

100%

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. The following discussion excludes the funds held – directly managed account. Under such contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income.

As of December 31, 2009 and 2008, the Company recorded $938 million and $786 million, respectively, of funds held assets in its Consolidated Balance Sheets. The increase in funds held assets at December 31, 2009 compared to December 31, 2008 is primarily due to the acquisition of Paris Re and the impact of the weaker U.S. dollar conversion of funds held assets on contracts that are denominated in currencies that have appreciated against the U.S. dollar.

At December 31, 2009, the five largest cedants represented 62% of the funds held balance, with overall net offsetting liabilities owed by the Company to those cedants. Approximately 76% of the funds held at December 31, 2009 earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at December 31, 2009 ranged from 1.0% to 6.0%. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include three of the five cedants with the largest funds held assets, which represented 41% of the Company’s funds held balance.

With respect to the remaining 24% of funds held at December 31, 2009, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2009 included two of the five cedants with the largest funds held assets, representing 21% of the Company’s total funds held assets. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

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

In those cases where the Company is exposed to the credit or interest rate risk of an underlying pool of assets, the Company recognizes as a realized gain or loss the value of the credit and/or interest rate derivative embedded within the funds held asset balance. In the case of the Company’s annuity contracts, there is also generally a resulting offsetting adjustment to deferred acquisition costs related to this business. At December 31, 2009, the cumulative value of such embedded derivatives was determined to be a loss of approximately $5 million, which is substantially offset by a comparable but opposite adjustment to deferred acquisition costs.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2009.

At December 31, 2009 and 2008, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,811 million and $7,511 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,475 million and $7,385 million, respectively. The increase of $3,090 million in net Non-life reserves for unpaid losses and loss expenses from December 31, 2008 to December 31, 2009 was primarily due to the acquisition of Paris Re’s net Non-life reserves for unpaid losses and loss expenses. The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars):

	2009	2008	2007
Net liability at beginning of year	$7,385	$7,099	$6,732
Net liability acquired related to Paris Re	3,176	—	—
Net incurred losses related to:
Current year	2,341	2,564	2,042
Prior years	(486)	(418)	(414)

	1,855	2,146	1,628

Change in Paris Re Reserve Agreement	(32)	—	—

Net paid losses	(2,044)	(1,581)	(1,620)
Effects of foreign exchange rate changes	135	(279)	359

Net liability at end of year	$10,475	$7,385	$7,099

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income —Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of this report for a discussion of the impact of foreign exchange on the net reserves.

The net Non-life reserves for unpaid losses and loss expenses at December 31, 2009 include $1,500 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report and Note 8 to Consolidated Financial Statements for a discussion of the Reserve Agreement).

The 2009 net incurred losses reflected low large loss activity, while 2008 net incurred losses included $332 million for Hurricane Ike and the 2007 net incurred losses included $53 million for European windstorm Kyrill. The Non-life ratio of paid losses to net premiums earned was 58%, 47% and 51%, and the Non-life ratio of paid losses to incurred losses was 110%, 74% and 100% for the years ended December 31, 2009, 2008 and 2007, respectively. The higher non-life ratio of paid losses to incurred losses for the year ended December 31, 2009 compared to 2008 is primarily due to an increase in paid losses related to the annual settlement in 2009 of agricultural business written in 2008 within the Company’s U.S. sub-segment, as well as a lower level of net incurred losses for the year ended December 31, 2009.

Policy Benefits for Life and Annuity Contracts

At December 31, 2009 and 2008, the Company recorded gross policy benefits for life and annuity contracts of $1,615 million and $1,432 million, respectively, and net policy benefits for life and annuity contracts of $1,595 million and $1,408 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars):

	2009	2008	2007
Net liability at beginning of year	$1,408	$1,499	$1,388
Net incurred losses	440	463	455
Net paid losses	(323)	(353)	(430)
Effects of foreign exchange rate changes	70	(201)	86

Net liability at end of year	$1,595	$1,408	$1,499

The increase in net policy benefits for life and annuity contracts of $187 million from December 31, 2008 compared to December 31, 2009 is due to the impact of the weaker U.S. dollar conversion of policy benefits for life and annuity contracts that are denominated in currencies that have appreciated against the U.S. dollar, and net incurred losses, offset by net paid losses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income—Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 9 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk – Counterparty Credit Risk in Item 7A of Part II below for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

The increase in reinsurance recoverable on paid and unpaid losses of $208 million from $149 million at December 31, 2008 compared to $357 million at December 31, 2009 is primarily due to the acquisition of Paris Re. The distribution of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating at December 31, 2009 was as follows:

% of total reinsurance recoverable on paid and unpaid losses
AAA	3%
AA	19
A	38
Less than A/Unrated/Other	28
Collateralized	12

Total	100%

At December 31, 2009, 72% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with an A- or better rating from Standard and Poor’s or from reinsurers with collateralized balances.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements, and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2009, were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Current portion of long-term debt— principal	$200.0	$200.0	$—	$—	$—
Operating leases	155.2	35.7	65.8	28.3	25.4
Other operating agreements	44.2	18.9	20.3	3.9	1.1
Other invested assets (1)	128.0	59.5	58.5	10.0	—
Unpaid losses and loss expenses (2)	10,811.5	2,966.2	2,896.4	1,627.1	3,321.8
Policy benefits for life and annuity contracts (3)	2,500.6	313.1	324.4	239.0	1,624.1
Deposit liabilities (3)	450.7	33.5	72.9	49.9	294.4
Other long-term liabilities:
Senior Notes—principal (4)	250.0	—	—	—	250.0
Senior Notes—interest	NA	17.2	34.4	34.4	17.2 per annum
Capital Efficient Notes—principal (5)	63.4	—	—	—	63.4
Capital Efficient Notes —interest	NA	4.1	8.2	8.2	4.1 per annum
Series C cumulative preferred shares— principal (6)	290.0	—	—	—	290.0
Series C cumulative preferred shares—dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares— principal (6)	230.0	—	—	—	230.0
Series D cumulative preferred shares—dividends	N/A	15.0	29.9	29.9	15.0 per annum

N/A: not applicable

(1)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.

(2)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2009, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.
(3)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2009 of $1,615 million and $330 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(4)	PartnerRe Finance A LLC does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $250 million in its Consolidated Balance Sheet at December 31, 2009.
(5)	PartnerRe Finance II Inc. does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheet at December 31, 2009.
(6)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 17 to Consolidated Financial Statements for further information.

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

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at December 31, 2009 was $7.6 billion, an 82.1% increase compared to $4.2 billion at December 31, 2008. The major factors contributing to the increase in shareholders’ equity in 2009 were:

•

$1,966 million related to the acquisition of Paris Re, which is comprised of the fair value of 25.7 million common shares issued (1.3 million of which were issued out of treasury) of $1,960 million and the fair value of outstanding replacement share-based awards of $6 million;

•	net income of $1,537 million;

•

a $48 million increase in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar, including the Company’s designated foreign exchange forward contracts that partially hedged its net investment in foreign subsidiaries and branches;

•	share-based compensation expense and the issuance of common shares under the Company’s employee equity plans and other increases totaling $34 million; and

•	a $14 million increase in other comprehensive income; partially offset by

•	dividends declared on both the Company’s common and preferred shares of $152 million.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through dividends or stock repurchases, when available business opportunities are insufficient to fully utilize the Company’s capital at adequate returns. The Company may also seek to reduce or restructure its capital through the repayment or purchase of debt obligations, or increase or restructure its capital through the issuance of debt, when opportunities arise.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s stock price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s diluted book value per share increased by 32% to $84.51 at December 31, 2009 from $63.95 at December 31, 2008, primarily due to the increase in shareholders’ equity noted above, which was also impacted by an increase in the number of fully diluted common and common share equivalents outstanding following the Company issuing 25.7 million common shares related to the acquisition of Paris Re.

The table below sets forth the capital structure of the Company at December 31, 2009 and 2008 (in millions of U.S. dollars):

	2009		2008
Capital Structure:
Long-term debt	$—	—%	$200	4%
Senior notes (1)	250	3	250	5
Capital efficient notes (2)	63	1	250	5
6.75% Series C cumulative preferred shares, aggregate liquidation	290	4	290	6
6.5% Series D cumulative preferred shares, aggregate liquidation	230	3	230	5
Common shareholders’ equity	7,126	89	3,679	75

Total Capital	$7,959	100%	$4,899	100%

(1)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $250 million in its Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.
(2)	PartnerRe Finance II, the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million and $258 million in its Condensed Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, respectively.

Debt

In October 2005, the Company entered into a loan agreement with Citibank, N.A. under which the Company borrowed $400 million. The loan, which had an original maturity of April 2009, bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company was not permitted to prepay the loan prior to its maturity, and the loan was not callable or puttable by the lender other than upon an event of default (see Note 18 to Consolidated Financial Statements).

On July 31, 2008, the Company entered into an amendment (Loan Amendment) to the loan agreement with Citibank N.A. Under the terms of the Loan Amendment, the maturity of half of the original $400 million loan was extended to July 12, 2010. The remaining half of the original loan retained its original maturity of April 27, 2009. Under the Loan Amendment, the amended half of the loan bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the loan remained unchanged at 3-month LIBOR plus 0.50%.

On January 8, 2009, the Company entered into a second amendment to the loan agreement with Citibank N.A. Under the terms of the second loan amendment, the Company had a right to prepay the half of the original $400.0 million loan that had a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment would be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan has a maturity of July 12, 2010 and the Company does not have a right to prepay this amount. The loan was otherwise unchanged. On January 14, 2009, the Company elected to repay the half of the original $400.0 million loan that was due April 27, 2009. As of December 31, 2009, the remaining half of the loan with a maturity of July 12, 2010 has been reclassified from long-term debt to current portion of long-term debt and is excluded from the table above.

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

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company (see Note 15 to Consolidated Financial Statements).

Contemporaneously, PartnerRe U.S. Holdings issued a 6.875% promissory note, with a principal amount of $250.0 million to PartnerRe Finance A. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance A the principal amount on June 1, 2018, unless previously paid. Interest on the promissory note is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

Capital Efficient Notes

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250.0 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated CENts. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts is payable semi-annually and commenced on June 1, 2007 through to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s current portion of long-term debt and Senior Notes.

Contemporaneously, PartnerRe U.S. Holdings issued a 6.440% Fixed-to-Floating Rate promissory note, with a principal amount of $257.6 million to PartnerRe Finance II. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance II the principal amount on December 1, 2066, unless previously paid. Interest on the promissory note is payable semi-annually and commenced on June 1, 2007 through to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

On March 2, 2009, the Company announced the commencement of a cash tender offer for any and all of the CENts. Under the terms of the tender offer, PartnerRe Finance II paid holders $500 per $1,000 principal amount of CENts tendered. In addition, holders of the CENts were paid any accrued and unpaid interest on the purchased CENts from the last interest payment date.

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at December 31, 2009 was $63.4 million and $71.0 million, respectively (See Note 16 to Consolidated Financial Statements).

Common Shareholders’ Equity

During 2009, and pursuant to the acquisition of Paris Re, the Company issued 25.7 million common shares, of which 1.3 million common shares were reissued from treasury. (See Notes 3 and 17 to Consolidated Financial Statements).

During 2008, under a maturing forward sale agreement, the Company delivered 3.4 million common shares to the forward counterparty over a 40 day valuation period for total proceeds of $211.6 million. The value received per share was the average daily market price per share over the valuation period, subject to a minimum price per share of $59.37. See Notes 15 and 18 to Consolidated Financial Statements.

During 2009, no shares were repurchased and at December 31, 2009, the Company had 5 million common shares remaining under its then existing share repurchase authorization approved by the Company’s Board of Directors. In February 2010, the Company repurchased 1.8 million of its common shares at a total cost of $140.0 million, representing an average cost of $75.83 per share. Following these repurchases, in February 2010, the Company’s Board of Directors approved an increase in the Company share repurchase authorization up to a total of 8 million common shares.

During 2008, the Company repurchased 1.5 million of its common shares pursuant to its repurchase program at a total cost of $110.0 million, representing an average cost of $71.79 per share. During 2007, the Company repurchased 3.6 million of its common shares at a total cost of $275.0 million, representing an average cost of $76.06 per share.

At December 31, 2009, 5,000 common shares are held in treasury and available for reissuance.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $738 million at December 31, 2009 compared to $838 million at December 31, 2008.

Cash flows from operations decreased from $1,159 million in 2008 to $1,099 million in 2009. This decrease in cash flows from operations was due to lower underwriting cash flows. The lower underwriting cash flows in 2009 compared to 2008 was primarily attributable to higher paid losses in 2009 related to the annual settlement of agriculture business written within the Company’s U.S. sub-segment, as well as loss payments related to Hurricane Ike.

Net cash used in investing activities of $447 million in 2009 reflects the cash that was acquired in the Paris Re acquisition of $492 million. Without the impact of Paris Re’s cash balance, net cash used in investing activities was $939 million compared to $944 million in 2008.

Net cash used in financing activities of $765 million in 2009 was primarily comprised of Paris Re’s share capital repayment to its former shareholders ($330 million), repayment of debt ($200 million), purchase of CENts ($94 million) and dividends on common and preferred shares ($152 million).

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments related to its debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2009, the Company incurred operating expenses of $103 million, interest paid was $14 million, common dividends paid were $117 million and preferred dividends paid were $35 million. In January 2010, the Company announced that it was increasing its quarterly dividend to $0.50 per common share, or approximately $165 million in total for 2010, assuming a constant number of common shares outstanding and a constant dividend rate, and it will pay approximately $35 million in dividends to preferred shareholders.

The Company relies primarily on cash dividends and payments from its subsidiaries to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from its subsidiaries to be the principal source of its funds to pay such expenses and dividends. The payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda, Irish, Swiss and French laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. As of December 31, 2009, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses (see Note 14 to Consolidated Financial Statements).

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. PartnerRe U.S. Holdings and its subsidiaries have $250 million in Senior Notes as well as $63 million of CENts outstanding at December 31, 2009 and will pay approximately $22 million in aggregate interest payments in 2010 related to this debt.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2010, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, or liquidate a portion of its high quality and liquid investment portfolio. As discussed under Investments above, the Company’s investments and cash, excluding the funds held – directly managed account, totaled $16.0 billion at December 31, 2009, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $14.4 billion.

The Company and its subsidiaries have access to a revolving line of credit of up to $330 million as part of the Company’s syndicated unsecured credit facility (see Credit Facilities below). As of December 31, 2009, there were no borrowings under this line of credit.

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

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. As of December 31, 2009, the total amount of such credit facilities available to the Company was $1,118.4 million. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $502.6 million and $250.0 million, respectively, at December 31, 2009, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2009 is a $660 million five-year syndicated, unsecured credit facility. This unsecured credit facility enables the Company to potentially increase its available credit from $660 million to $960 million. The ability of the Company to increase its available credit to $960 million is subject to the agreement of the credit facility participants and, given the recent financial crisis and related credit environment, this may be limited.

The Company and its subsidiaries have access to a revolving line of credit of up to $330 million as part of the Company’s syndicated unsecured credit facility. At December 31, 2009 and 2008, there were no borrowings under this revolving line of credit.

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

Some of the credit facilities contain customary default, cross payment and acceleration provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2009 and 2008, the Company was not in breach of any of the covenants and no conditions of default existed under its facilities.

In addition to the unsecured credit facilities available to the Company, Paris Re maintains two committed secured letter of credit facilities with a total amount available of $350.0 million. The facilities are used for the issuance of letters of credit, which must be secured fully or partially with cash and/or government bonds and/or investment grade bonds. These credit facilities have maturity dates of January 20, 2011, with respect to a $150.0 million facility, and November 18, 2011, with respect to a $200.0 million facility. The agreements include default covenants, which could require Paris Re to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. At December 31, 2009, no conditions of default existed under these facilities. At December 31, 2009, the outstanding letters of credit issued under these facilities was $250.0 million.

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

Under the terms of the unamended half of the forward sale agreement, in 2008 the Company delivered 3.4 million common shares to the forward counterparty for total proceeds of $211.6 million.

On July 31, 2008, the Company amended the existing forward sale agreement. Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half is extended to April 2010.

The extension with the forward counterparty allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the remaining term of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in April 2010, subject to a minimum price per share of $59.13 and a maximum price per share of $84.23 at December 31, 2009. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due to the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to both its ownership of its Irish, French and Canadian subsidiaries and branches, whose functional currencies are the euro and the Canadian dollar, and to underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the euro.

At December 31, 2009, the value of the U.S. dollar weakened approximately 16% against the Canadian dollar, 10% against the British pound, and 2% against the euro compared to December 31, 2008. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was an increase in the U.S. dollar value of the assets and liabilities denominated in these currencies at December 31, 2009.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity. The currency translation adjustment account increased by

$48 million during the year ended December 31, 2009 compared to a decrease of $163 million and an increase of $129 million during the years ended December 31, 2008 and 2007, respectively, due to both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars):

	2009	2008	2007
Currency translation adjustment at beginning of year	$35	$198	$69
Change in currency translation adjustment included in accumulated other comprehensive income	77	(126)	129
Net realized and unrealized loss on designated net investment hedges included in accumulated other comprehensive income	(29)	(37)	—

Currency translation adjustment at end of year	$83	$35	$198

From time to time, the Company enters into net investment hedges. During the fourth quarter of 2009, the Company entered into foreign exchange contracts (with notional amounts of euro 125 million and Canadian $50 million) to hedge a portion of its net investment exposure to euro and Canadian dollar exchange fluctuations resulting from the translations of its Irish, French and Canadian subsidiaries and branches. Subsequently, in the fourth quarter of 2009, the Company neutralized its existing net investment hedge by entering into foreign exchange contracts in an equal and opposite direction to those originally entered into. As a result, the Company’s net notional exposure and net fair value of its net investment hedge at December 31, 2009 is $nil and a gain of $5 million, respectively. The net unrealized gain of $5 million at December 31, 2009 is included in the table above. See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II below for a discussion of the Company’s risk related to changes in foreign currency movements.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance which requires an enterprise to perform ongoing reassessments of its variable interest entities and requires enhanced disclosures of an enterprise’s involvement in variable interest entities. The guidance will be effective for annual and interim periods beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated shareholders’ equity and net income.

In January 2010, the FASB issued new accounting guidance which requires companies to disclose additional information about their fair value measurements at a greater level of disaggregation. The additional disclosures include information about transfers into and/or out of the Level 1 and 2 categories of inputs, increased disclosures of activity in Level 3 fair value measurements, and other disclosures about inputs and valuation techniques. The guidance related to disclosures at a greater level of disaggregation, disclosures about transfers into and/or out of the Level 1 and 2 categories and expanded disclosures about inputs and valuation techniques will be effective for annual and interim periods beginning after December 15, 2009. Expanded disclosures related to the Level 3 activity will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed previously in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At December 31, 2009, liability funds (including the investment portfolio underlying the funds held – directly managed account) represented 57% (or $10.4 billion) of the Company’s total invested assets (including the investments underlying the funds held – directly managed account and accrued interest). Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This practice seeks to protect the Company against changes in interest rates and foreign exchange rates. Although the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of assets and liabilities in a way that is generally offsetting.

At December 31, 2009, capital funds represented 43% (or $7.8 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk and higher return profile, such as preferred and common stocks, private equity and bond investments and convertible and high-yield fixed income securities, in addition to investment-grade securities. At December 31, 2009, 63% of the Company’s capital funds were invested in investment grade fixed income securities compared to 80% at December 31, 2008, reflecting the Company’s current view of available returns for higher risk assets. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative investments, subject to strict limitations. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions and aims to diversify its counterparty credit risk exposure. See Note 20 to the Consolidated Financial Statements for additional information concerning derivatives.

The following comments address those areas where the Company believes it has exposure to material market risk in its operations.

Interest Rate Risk

The Company’s fixed income portfolio and the fixed income securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. This process involves matching the duration of the investment portfolio to the estimated duration of the liabilities. For loss reserves and policy benefits related to non-life and traditional life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to annuity business, the Company estimates duration based on its commitment to annuitants. The Company believes that this matching process mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the Company’s shareholders’ equity. The Company’s liabilities are carried at their nominal value, and are not adjusted for changes in interest rates, with the exception of certain policy benefits for life and annuity contracts and deposit liabilities that are interest rate sensitive. However, substantially all of the Company’s invested assets (including the investment portfolio underlying the funds held – directly managed account) are carried at fair value, which reflects such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments (including the investment portfolio underlying the funds held – directly managed account) and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in interest rates would have the opposite effect.

At December 31, 2009, the Company held approximately $3,201 million of its total invested assets (including the investment portfolio underlying the funds held – directly managed account) in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates and total invested assets (including the investment portfolio underlying the funds held – directly managed account) and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	December 31, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest)	$16,210	6%	$15,741	3%	$15,272	$14,803	(3)%	$14,334	(6)%
Fair value of funds held – directly managed exposed to interest rate risk (including accrued interest)	2,083	6	2,024	3	1,965	1,906	(3)	1,847	(6)
Total invested assets (including funds held – directly managed exposed to interest rate risk and including accrued interest)	19,319	6	18,791	3	18,263	17,735	(3)	17,207	(6)
Shareholders’ equity	8,702	14	8,174	7	7,646	7,118	(7)	6,590	(14)

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

At December 31, 2008, the Company estimated that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximate 3%, or $343 million, increase in the fair value of investments exposed to interest rates, or an approximate 3% and 8% increase of the total invested assets and shareholders’ equity, respectively. The percentage impact of an immediate change in interest rates on the Company’s total invested assets and shareholders’ equity has not changed significantly at December 31, 2009 compared to December 31, 2008. The absolute impact of an immediate change in interest rates on the Company’s total invested assets and shareholders’ equity has increased from $343 million at December 31, 2008 to $469 million at December 31, 2009, reflecting the increase in the fair value of investments following the acquisition of Paris Re.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding senior notes, CENts and preferred securities at December 31, 2009 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$250	$264
Debt related to Capital Efficient Notes (2)	63	56
Series C cumulative preferred shares	290	273
Series D cumulative preferred shares	230	205

(1)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $250 million in its Consolidated Balance Sheet at December 31, 2009.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheet at December 31, 2009. The fair value of the CENts was based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at December 31, 2009.

The fair value of the debt related to Senior Notes and CENts has been calculated using quoted market prices based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A and $63 million from PartnerRe Finance II, respectively. For the Company’s Series C and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the liquidation value of the securities.

The fair value of the Company’s Senior Notes, Series C and Series D cumulative preferred shares increased at December 31, 2009 as a result of narrowing credit spreads. The fair value of the CENts decreased from $95 million at December 31, 2008 to $56 million at December 31, 2009 due to the repurchase of $187 million of the principal amount outstanding in March 2009 (see Shareholders Equity and Capital Resources Management above), partially offset by the impact of narrowing credit spreads.

Credit Spread Risk

The Company’s fixed income portfolio and the fixed income securities in the investment portfolio underlying the funds held – directly managed account are exposed to credit spread risk. Fluctuations in market credit spreads have a direct impact on the market valuation of these securities. The Company manages credit spread risk by the selection of securities within its fixed income portfolio. Changes in credit spreads directly affect the market value of certain fixed income securities, but do not necessarily result in a change in the future expected cash flows associated with holding individual securities. Other factors, including liquidity, supply and demand, and changing risk preferences of investors, may affect market credit spreads without any change in the underlying credit quality of the security.

As with interest rates, changes in credit spreads impact the shareholders’ equity of the Company as invested assets are carried at fair value, which includes changes in credit spreads. As a result, an increase in credit spreads will result in a decrease in the fair value of the Company’s investments (including the investment portfolio underlying the funds held – directly managed account) and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in credit spreads would have the opposite effect.

At December 31, 2009, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such spreads and total invested assets (including the investment portfolio underlying the funds held – directly managed account) and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	December 31, 2009	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest)	$16,018	5%	$15,645	2%	$15,272	$14,899	(2)%	$14,526	(5)%
Fair value of funds held – directly managed exposed to interest rate risk (including accrued interest)	2,041	4	2,003	2	1,965	1,927	(2)	1,889	(4)
Total invested assets (including funds held – directly managed exposed to interest rate risk and including accrued interest)	19,085	5	18,674	2	18,263	17,852	(2)	17,441	(5)
Shareholders’ equity	8,468	11	8,057	5	7,646	7,235	(5)	6,824	(11)

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

At December 31, 2008, the Company estimated that the hypothetical case of an immediate 100 basis point adverse change in credit spreads would result in an approximate 2%, or $216 million, increase in the fair value of investments exposed to interest rates, or an approximate 2% and 5% increase in the total invested assets and shareholders’ equity, respectively. The percentage impact of an immediate change in credit spreads on the Company’s total invested assets and shareholders’ equity has not changed significantly at December 31, 2009 compared to December 31, 2008. The absolute impact of an immediate change in credit spreads on the Company’s total invested assets and shareholders’ equity has increased from $216 million at December 31, 2008 to $373 million at December 31, 2009, reflecting the increase in the fair value of investments following the acquisition of Paris Re.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, British pound, Canadian dollar, Swiss Franc and Singapore dollar. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.

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

For the Company’s capital funds, including its net investment in foreign subsidiaries and branches, the Company does not typically employ hedging strategies. However, due to recent foreign exchange volatility, the Company did enter into euro and Canadian dollar net investment hedges during 2009 (see Currency above).

The table below summarizes the Company’s gross and net exposure in its December 31, 2009 Consolidated Balance Sheet to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total (1)
Total assets	$5,990	$1,112	$1,316	$71	$330	$371	$9,190
Total liabilities	(5,203)	(896)	(791)	(326)	(81)	(914)	(8,211)

Total foreign currency exposure	787	216	525	(255)	249	(543)	979
Total derivative amount	251	(190)	88	196	(32)	405	718

Net foreign currency exposure	$1,038	$26	$613	$(59)	$217	$(138)	$1,697

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the invested assets and other net liabilities in the Company’s Consolidated Balance Sheet at December 31, 2009.

The above numbers include the Company’s investment in PartnerRe Europe, whose functional currency is the euro, and certain of its branches, whose functional currencies are the euro or Canadian dollar. The above numbers also include the Company’s investment in Paris Re France, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $170 million and $339 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

At December 31, 2008, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $635 million. The $1,062 million increase in the Company’s net foreign currency exposure compared to December 31, 2008 is primarily related to increases in euro and Canadian dollar exposure following the acquisition of Paris Re and lower net notional investment hedges at December 31, 2009.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At December 31, 2009, approximately 48% of the Company’s fixed income portfolio (including the funds held—directly managed account) was rated AAA (or equivalent rating), 85% was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment-grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At

December 31, 2009, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for 2.7% and 20.4% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for 5.6% and 21.9% of total corporate fixed income securities underlying the funds held – directly managed account at December 31, 2009, respectively. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2009, the Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts, including the net investment hedge, was $1,442 million, while the net value of those contracts was an unrealized gain of $8 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and as part of it principal finance activities. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. The Company purchased protection related to its investment portfolio and credit/surety line primarily in the form of credit default swaps with a notional value of $193 million and an unrealized loss of $2 million at December 31, 2009.

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

Following the acquisition of Paris Re, the funds held balances due to the Company have significantly increased and the balance due from one cedant, Colisée Re, has also significantly increased. Paris Re and its subsidiaries entered into a Quota Share Retrocession Agreement to assume business written by Colisée Re (see Summary of certain agreements between AXA SA, Colisée Re, and Paris Re in Item 1 of Part I of this report). The agreement provided that the premiums related to the transferred business were retained by Colisée Re and credited to a funds held account. At December 31, 2009, the funds held – directly managed account due from Colisée Re was $2.1 billion, including $1.8 billion in a segregated investment portfolio. The assets underlying the funds held—directly managed account are maintained in a segregated investment portfolio by Colisée Re and managed by Paris Re. The Company is subject to the credit risk of this cedant in the event of insolvency or Colisée Re’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due. See Risk Factors in Item 1 of Part I of this report for additional discussion of the Company’s exposure if Colisée Re, or its affiliates, breach or do not satisfy their obligations.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. See Risk Factors in Item 1A of Part I of this report for detailed information on two brokers that accounted for approximately 44% of the Company’s gross premiums written for the year ended December 31, 2009.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2009 were $2,249 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible reinsurance balances receivable was $10 million at December 31, 2009.

The Company purchases retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $357 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $7 million at December 31, 2009. Following the acquisition of Paris Re, the Company’s reinsurance recoverable on paid and unpaid losses has increased and the concentration of those balances has changed. At December 31, 2009, 72% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with an A- or better rating from Standard and Poor’s or from reinsurers with collateralized balances. See Financial Condition, Liquidity and Capital Resources – Reinsurance Recoverable on Paid and Unpaid Losses above for details of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating.

Other than the concentration related to Colisée Re discussed above, the concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2008.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $761 million, excluding fixed income mutual funds of $35 million) at December 31, 2009. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.04 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	December 31, 2009	10% increase	% change	20% increase	% change
Equities (excluding fixed income mutual funds)	$603	(21)%	$682	(10)%	$761	$840	10%	$919	21%
Total invested assets (including funds held – directly managed, but excluding accrued interest)	17,861	(1)	17,940	—	18,019	18,098	—	18,177	1
Shareholders’ equity	7,488	(2)	7,567	(1)	7,646	7,725	1	7,804	2

This change does not take into account any potential mitigating impact from the fixed income market or taxes.

At December 31, 2008, the Company estimated that a 10% decrease in the S&P 500 and MSCI EAFE Indexes would result in an approximate 9%, or $38 million, decrease in the fair value of the Company’s equity portfolio, or an approximate nil% and 1% decrease of the total invested assets and shareholders’ equity, respectively. The percentage impact of a decrease in equity markets on the Company’s equity portfolio has not changed significantly at December 31, 2009 compared to December 31, 2008. The absolute impact of a decrease in equity markets on the Company’s equity portfolio, total invested assets and shareholders’ equity have increased to $79 million at December 31, 2009 compared to $38 million at December 31, 2008, as a result of the increase in the equity portfolio, excluding fixed income mutual funds, from $439 million at December 31, 2008 to $761 million at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2009	December 31, 2008
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2009, $13,856,840; 2008, $10,219,126)	$14,143,093	$10,181,995
Short-term investments, trading securities, at fair value (amortized cost: 2009, $134,830; 2008, $116,445)	137,346	117,091
Equities, trading securities, at fair value (cost: 2009, $731,387; 2008, $637,198)	795,539	512,812
Other invested assets	225,532	74,493

Total investments	15,301,510	10,886,391
Funds held - directly managed (cost: 2009, $2,126,456)	2,124,826	—
Cash and cash equivalents, at fair value, which approximates amortized cost	738,309	838,280
Accrued investment income	218,739	169,103
Reinsurance balances receivable	2,249,181	1,719,694
Reinsurance recoverable on paid and unpaid losses	367,453	153,594
Funds held by reinsured companies	938,039	786,422
Deferred acquisition costs	614,857	617,121
Deposit assets	313,798	342,132
Net tax assets	79,044	215,703
Goodwill	455,533	429,519
Intangible assets	247,269	—
Other assets	83,986	121,361

Total assets	$23,732,544	$16,279,320

Liabilities
Unpaid losses and loss expenses	$10,811,483	$7,510,666
Policy benefits for life and annuity contracts	1,615,193	1,432,015
Unearned premiums	1,706,816	1,273,787
Other reinsurance balances payable	426,091	209,007
Deposit liabilities	330,015	362,485
Net tax liabilities	444,789	219,679
Accounts payable, accrued expenses and other	231,441	164,968
Current portion of long-term debt	200,000	200,000
Long-term debt	—	200,000
Debt related to senior notes	250,000	250,000
Debt related to capital efficient notes	70,989	257,605

Total liabilities	16,086,817	12,080,212

Shareholders’ Equity
Common shares (par value $1.00, issued: 2009, 82,585,707 shares; 2008, 57,748,507 shares)	82,586	57,749
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 11,600,000 shares; aggregate liquidation preference: 2009 and 2008, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 9,200,000 shares; aggregate liquidation preference: 2009 and 2008, $230,000,000)	9,200	9,200
Additional paid-in capital	3,357,004	1,465,688
Accumulated other comprehensive income:
Currency translation adjustment	82,843	34,888
Other accumulated comprehensive income (loss) (net of tax of: 2009, $3,144; 2008, $4,668)	2,084	(12,080)
Retained earnings	4,100,782	2,729,662
Common shares held in treasury, at cost (2009, 5,000; 2008, 1,295,173)	(372)	(97,599)

Total shareholders’ equity	7,645,727	4,199,108

Total liabilities and shareholders’ equity	$23,732,544	$16,279,320

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Revenues
Gross premiums written	$4,000,888	$4,028,248	$3,810,164
Net premiums written	$3,948,704	$3,989,435	$3,757,109
Decrease (increase) in unearned premiums	171,121	(61,411)	20,362

Net premiums earned	4,119,825	3,928,024	3,777,471
Net investment income	596,071	572,964	523,259
Net realized and unrealized investment gains (losses)	591,707	(531,360)	(72,492)
Net realized gain on purchase of capital efficient notes	88,427	—	—
Other income (loss)	22,312	10,335	(17,479)

Total revenues	5,418,342	3,979,963	4,210,759

Expenses
Losses and loss expenses and life policy benefits	2,295,296	2,609,220	2,082,461
Acquisition costs	885,214	898,882	849,715
Other operating expenses	430,808	365,009	326,486
Interest expense	28,301	51,228	54,017
Amortization of intangible assets	(6,133)	—	—
Net foreign exchange losses (gains)	1,464	(6,221)	15,552

Total expenses	3,634,950	3,918,118	3,328,231
Income before taxes and interest in earnings (losses) of equity investments	1,783,392	61,845	882,528
Income tax expense	262,090	9,705	81,748
Interest in earnings (losses) of equity investments	15,552	(5,573)	(82,968)

Net income	1,536,854	46,567	717,812
Preferred dividends	34,525	34,525	34,525

Net income available to common shareholders	$1,502,329	$12,042	$683,287

Comprehensive income (loss), net of tax
Net income	$1,536,854	$46,567	$717,812
Change in currency translation adjustment	47,955	(162,889)	129,043
Change in other accumulated comprehensive income, net of tax	14,164	2,408	41,837

Comprehensive income (loss)	$1,598,973	$(113,914)	$888,692

Per share data
Net income per common share:
Basic net income	$23.93	$0.22	$12.18
Diluted net income	$23.51	$0.22	$11.87
Weighted average number of common shares outstanding	62,786,234	54,347,052	56,104,359
Weighted average number of common and common share equivalents outstanding	63,890,638	55,639,600	57,557,920
Dividends declared per common share	$1.88	$1.84	$1.72

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Common shares
Balance at beginning of year	$57,749	$57,380	$57,076
Issuance of common shares related to the acquisition of Paris Re	24,361	—	—
Issuance of common shares, other	476	369	791
Repurchase of common shares	—	—	(487)

Balance at end of year	82,586	57,749	57,380

Preferred shares
Balance at beginning and end of year	20,800	20,800	20,800

Additional paid-in capital
Balance at beginning of year	1,465,688	1,441,598	1,413,977
Issue of common shares related to the acquisition of Paris Re	1,858,055	—	—
Issue of common shares, other	33,261	24,090	60,918
Repurchase of common shares	—	—	(33,297)

Balance at end of year	3,357,004	1,465,688	1,441,598

Accumulated other comprehensive income
Balance at beginning of year	22,808	289,250	118,370
Change in currency translation adjustment	47,955	(162,889)	129,043
Change in other accumulated comprehensive income, net of tax	14,164	2,408	41,837
Impact of adopting fair value option for certain investments, net of tax	—	(105,961)	—

Balance at end of year	84,927	22,808	289,250

Retained earnings
Balance at beginning of year	2,729,662	2,753,784	2,175,624
Net income	1,536,854	46,567	717,812
Dividends on common shares	(117,326)	(100,102)	(96,406)
Dividends on preferred shares	(34,525)	(34,525)	(34,525)
Reissuance of treasury shares related to the acquisition of Paris Re	(13,883)	—	—
Reissuance of treasury shares, other	—	(42,023)	—
Impact of adopting fair value option for certain investments, net of tax	—	105,961	—
Impact of adopting accounting for uncertain tax positions	—	—	(8,721)

Balance at end of year	4,100,782	2,729,662	2,753,784

Common shares held in treasury
Balance at beginning of year	(97,599)	(241,255)	—
Reissuance of treasury shares related to the acquisition of Paris Re	97,227	—	—
Reissuance of treasury shares, other	—	253,673	—
Repurchase of common shares	—	(110,017)	(241,255)

Balance at end of year	(372)	(97,599)	(241,255)

Total shareholders’ equity	$7,645,727	$4,199,108	$4,321,557

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Cash flows from operating activities
Net income	$1,536,854	$46,567	$717,812
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	17,312	7,923	1,800
Amortization of intangible assets	(6,133)	—	—
Net realized and unrealized investment (gains) losses	(591,707)	531,360	72,492
Net realized gain on purchase of capital efficient notes	(88,427)	—	—
Changes in:
Reinsurance balances, net	170,986	(284,771)	209,659
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	(20,836)	2,708	15,500
Funds held by reinsured companies and funds held – directly managed	54,416	155,427	(34,958)
Deferred acquisition costs	67,899	(20,289)	(55,642)
Net tax assets and liabilities	208,052	(22,680)	15,663
Unpaid losses and loss expenses including life policy benefits	(112,108)	651,021	16,620
Unearned premiums	(171,121)	61,411	(20,362)
Other net changes in operating assets and liabilities	33,414	30,321	161,050
Net sales of trading securities	—	—	127,748

Net cash provided by operating activities	1,098,601	1,158,998	1,227,382

Cash flows from investing activities
Sales of fixed maturities	7,271,909	6,045,475	4,100,792
Redemptions of fixed maturities	1,065,353	844,948	963,975
Purchases of fixed maturities	(9,039,313)	(8,093,855)	(6,362,080)
Sales and redemptions of short-term investments	201,479	193,989	318,209
Purchases of short-term investments	(182,211)	(212,189)	(272,496)
Sales of equities	688,360	1,677,671	1,707,193
Purchases of equities	(826,246)	(1,338,682)	(1,653,316)
Cash acquired related to the acquisition of Paris Re(1)	492,466	—	—
Other, net	(118,473)	(61,451)	4,332

Net cash used in investing activities	(446,676)	(944,094)	(1,193,391)

Cash flows from financing activities
Cash dividends paid to shareholders	(151,851)	(134,627)	(130,931)
Share capital repayment paid to former shareholders of Paris Re	(330,103)	—	—
Repayment of debt	(200,000)	(220,000)	—
Purchase of capital efficient notes	(94,241)	—	—
Net issuance of common shares and treasury shares	16,034	222,736	37,907
Contract fees on forward sale agreement	(5,070)	(10,006)	(10,414)
Repurchase of common shares	—	(110,017)	(275,039)
Proceeds from issuance of senior notes	—	250,000	—

Net cash used in financing activities	(765,231)	(1,914)	(378,477)

Effect of foreign exchange rate changes on cash	13,335	(29,605)	10,593

(Decrease) increase in cash and cash equivalents	(99,971)	183,385	(333,893)
Cash and cash equivalents—beginning of year	838,280	654,895	988,788

Cash and cash equivalents—end of year	$738,309	$838,280	$654,895

Supplemental cash flow information:
Taxes paid	$118,174	$36,007	$65,457
Interest paid	$32,476	$51,190	$55,110

(1)	The acquisition of Paris Re’s assets and liabilities involved non-cash share for share transactions, which have been excluded from the Consolidated Statements of Cash Flows.

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (Partner Reinsurance), Partner Reinsurance Europe Limited (PartnerRe Europe), Partner Reinsurance Company of the U.S. (PartnerRe U.S.), PARIS RE SA (Paris Re France) and PARIS RE Switzerland AG (Paris Re Switzerland). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, life/annuity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

On July 4, 2009, the Company entered into definitive agreements to effect a multi-step acquisition of all the outstanding common shares and warrants of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based diversified reinsurer and its operating subsidiaries. In July 2009, the Company purchased approximately 6% of the outstanding Paris Re common shares.

On October 2, 2009, the Company closed its block purchase of Paris Re’s common shares and warrants (Block Purchase). This purchase represented, in the aggregate, approximately 77% of the outstanding common shares of Paris Re, resulting in the Company’s ownership of Paris Re’s common shares increasing to approximately 83%. Subsequent to October 2, 2009, the Company acquired additional common shares of Paris Re and effected a statutory merger (Merger), resulting in the Company obtaining 100% ownership of Paris Re on December 7, 2009. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2009 include the results of Paris Re for the period from October 2, 2009, the date of acquisition of the controlling interest (Acquisition Date), to December 31, 2009 (See Note 3).

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

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	Unpaid losses and loss expenses;

•	Policy benefits for life and annuity contracts;

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

•	Gross and net premiums written and net premiums earned;

•	Recoverability of deferred acquisition costs;

•	Recoverability of deferred tax assets;

•	Valuation of goodwill and intangible assets; and

•	Valuation of certain assets and derivative financial instruments that are measured using significant unobservable inputs.

In June 2009, the Financial Accounting Standards Board (FASB) established the Accounting Standards Codification (the Codification) as the source of authoritative U.S. GAAP for non-governmental entities, in addition to guidance issued by the Securities and Exchange Commission. The Codification supersedes all previously existing, non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. The Company adopted the Codification as of September 30, 2009, and it impacted the Company’s disclosures by eliminating all references to pre-Codification standards.

The following are the Company’s significant accounting policies:

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

The Company purchases retrocessional contracts to reduce its exposure to risk of losses on reinsurance assumed. Reinsurance recoverable on paid and unpaid losses involves actuarial estimates consistent with those used to establish the associated liabilities for unpaid losses and loss expenses and life policy benefits.

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

In certain circumstances, the Company may receive an investment return based upon either the result of a pool of assets held by the cedant, generally used to collateralize the funds held balance, or the investment return earned by the cedant on its entire investment portfolio. This is most common in the Company’s life reinsurance business. In these arrangements, gross investment returns are typically reflected in net investment income with a corresponding increase or decrease (net of a spread) being recorded as life policy benefits in the Company’s Consolidated Statements of Operations. In these arrangements, the Company is exposed, to a limited extent, to the underlying credit risk of the pool of assets inasmuch as the underlying life policies may have guaranteed minimum returns. In such cases, an embedded derivative exists and its fair value is recorded by the Company as an increase or decrease to the funds held balance, which is substantially offset by a comparable but opposite adjustment to deferred acquisition costs.

(e) Funds Held - Directly Managed

The Company elected the fair value option as of the Acquisition Date for substantially all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying the funds held – directly managed account, and accordingly, all changes in the fair value of the segregated investment portfolio underlying the funds held – directly managed account subsequent to the Acquisition Date are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations (see Note 7).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(f) Deposit Assets and Liabilities

In the normal course of its operations, the Company enters into certain contracts that do not meet the risk transfer provisions of U.S. GAAP. While these contracts do not meet risk transfer provisions for accounting purposes, there is a remote possibility that the Company will suffer a loss. The Company accounts for these contracts using the deposit accounting method, originally recording deposit liabilities for an amount equivalent to the consideration received. The consideration to be retained by the Company, irrespective of the experience of the contracts, is earned over the expected settlement period of the contracts, with any unearned portion recorded as a component of deposit liabilities. Actuarial studies are used to estimate the final liabilities under these contracts and the appropriate accretion rates to increase or decrease the liabilities over the term of the contracts. The change for the period is recorded in other income or loss in the Consolidated Statements of Operations.

Under some of these contracts, cedants retain the assets on a funds-held basis. In those cases, the Company records those assets as deposit assets and records the related income in net investment income in the Consolidated Statements of Operations.

(g) Investments

Effective January 1, 2008, the Company adopted the fair value measurements guidance under U.S. GAAP. Fair value is the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. The adoption of the guidance on fair value measurements, and subsequent fair value guidance, did not have a material impact on the Company’s consolidated shareholders’ equity or net income. See Note 5 for additional information on fair value.

Effective January 1, 2008, the Company elected the fair value option for all of its fixed maturities, short-term investments, equities and certain other invested assets (including swaps and derivatives but excluding certain other invested assets, such as those that are accounted for using the equity method of accounting or investment company accounting). Following the election of the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in earnings.

The election of the fair value option resulted in a cumulative effect adjustment of $106.0 million, net of taxes, which decreased accumulated other comprehensive income and increased opening retained earnings as of January 1, 2008. There was no impact on the Company’s consolidated net income, shareholders’ equity or its comprehensive income.

Following the adoption of the fair value option, all of the Company’s fixed maturities, short-term investments and equities that were previously classified as available for sale securities, as well as certain other invested assets, are reported as trading securities. Trading securities are carried at fair value with all changes in fair value included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. Prior to the adoption of the fair value option, fixed maturities, short-term investments and equities that were classified as available for sale were carried at fair value with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets. In addition, prior to the adoption of the fair value option, the Company evaluated the fair value of its investments on a periodic basis to determine whether a decline in fair value below the amortized cost basis (original cost basis for equities) was other-than-temporary. If the decline in fair value was judged to be other-than-temporary, the cost or amortized cost of the individual

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

security was written down to fair value and a new cost basis was established, with the amount of the write-down included as a realized investment loss in the period in which the determination of other-than-temporary impairment was made.

The Company elected the fair value option as of the Acquisition Date for all of Paris Re’s fixed maturities, short-term investments and certain other invested assets.

Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase.

Other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, derivative financial instruments and other specialty asset classes. Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares, and limited partnerships in which the Company has more than a minor interest, are accounted for using the equity method. Other invested assets are recorded based on valuation techniques depending on the nature of the individual assets. The valuation techniques used by the Company are generally commensurate with standard valuation techniques for each asset class.

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

(h) Cash and Cash Equivalents

Cash equivalents are carried at fair value and include debt securities that, at purchase, have a maturity of three months or less.

(i) Business Combinations

The FASB issued new accounting guidance related to business combinations and noncontrolling interests acquired after December 15, 2008. In April 2009, the FASB issued additional guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.

The Company adopted this new accounting guidance related to business combinations, noncontrolling interests and contingencies in the fourth quarter of 2009 following the closing of the Block Purchase, which resulted in the Company obtaining control of Paris Re on the Acquisition Date. The transaction was accounted for as an acquisition method business combination with the purchase price allocated to identifiable assets and liabilities, including certain intangible assets, based on their estimated fair value at the Acquisition Date. The fair value of noncontrolling interests was also recorded at fair value at the Acquisition Date. The estimates of fair values for assets and liabilities assumed were determined by management based on various market and income analyses and appraisals. All costs associated with the acquisition were expensed as incurred. See Note 3.

(j) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re and Paris Re. The Company assesses the appropriateness of its valuation of

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

goodwill on at least an annual basis. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. The Company has established September 30 as the date for performing its annual impairment test. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill.

(k) Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and unearned premiums, as well as the fair values of renewal rights and U.S. licenses all arising from the acquisition of Paris Re. Definite-lived intangible assets are amortized over their useful lives, generally ranging from two to eleven years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying value of the intangible assets is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying value and the fair value.

(l) Income Taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to accumulated other comprehensive income, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When Management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. The Company recognizes a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability must be recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP.

(m) Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries and branches are generally their functional currencies, except for the Bermuda subsidiaries and the Company’s Swiss subsidiaries and branch, whose functional currencies are the U.S. dollar. In translating the financial statements of those subsidiaries or branches whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income.

In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the average rates of exchange for the period. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet dates. The resulting foreign exchange gains or losses are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The Company also records realized and unrealized foreign exchange gains and losses on certain hedged items in net foreign exchange gains and losses in the Consolidated Statements of Operations (see Note 2(n)).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(n) Derivatives Used in Hedging Activities

The Company utilizes derivative financial instruments as part of its overall currency risk management strategy. The Company recognizes all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. On the date the Company enters into a derivative contract, Management designates whether the derivative is to be used as a hedge of an identified underlying exposure (a designated hedge). The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the Consolidated Financial Statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability being hedged.

Following the adoption of the fair value option, derivatives employed by the Company to hedge currency exposure related to fixed income securities and derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities, except for the hedge of the Company’s net investment in non-U.S. dollar functional currency subsidiaries and branches, are no longer designated as hedges. The changes in fair value of the non-designated hedges are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations. Prior to the adoption of the fair value option, the Company used currency derivatives, which were designated as fair value hedges, and accordingly, the changes in the fair value of the derivative and the hedged item related to foreign currency were recognized in net realized investment gains and losses in the Consolidated Statements of Operations.

As part of its overall strategy to manage its level of currency exposure, from time to time the Company uses forward foreign exchange derivatives to hedge or partially hedge the net investment in certain non-U.S. dollar functional currency subsidiaries and branches. These derivatives have been designated as net investment hedges, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in currency translation adjustment in the Consolidated Balance Sheets.

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset or liability that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and on an ongoing basis. The Company assesses the effectiveness of its designated hedges using the period-to-period dollar offset method on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective. The time value component of the designated net investment hedges is included in the assessment of hedge effectiveness.

The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item. To the extent that the Company discontinues hedge accounting related to its net investment in non-U.S. dollar functional currency of subsidiaries and branches, because, based on Management’s assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in current period net income through net foreign exchange gains and losses.

(o) Investment Related Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, foreign currency option contracts, foreign exchange forward contracts and written covered call options for the purpose of

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

hedging market risk, replicating investment positions, managing market exposure and duration risks, hedging certain investments, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets. Changes in fair value are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations, and changes in the fair value of foreign currency option contracts and foreign exchange forward contracts are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The fair value of these derivatives are based on quoted market prices, or internal valuation models where quoted market prices are not available. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

(p) Weather Derivatives

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

(q) Total Return and Interest Rate Swaps

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

(r) Treasury Shares

Common shares repurchased by the Company and not cancelled are classified as treasury shares, and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets. When shares are reissued from treasury, the Company uses the average cost method to determine the cost of the reissued shares. Gains on sales of treasury shares are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from sales of treasury shares are included therein, otherwise losses are charged to retained earnings.

(s) Net Income per Common Share

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

(t) Share-Based Compensation

The Company currently uses five types of share-based compensation: share options, restricted shares (RS), restricted share units (RSUs), share-settled share appreciation rights (SSARs) and shares issued under the Company’s employee share purchase plans.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(u) Pensions

The Company recognizes an asset or a liability in the Consolidated Balance Sheets for the funded status of its defined benefit plans that are overfunded or underfunded, respectively, measured as the difference between the fair value of plan assets and the pension obligation and recognizes changes in the funded status of defined benefit plans in the year in which the changes occur as a component of accumulated other comprehensive income, net of tax.

(v) Variable Interest Entities

A variable interest entity (VIE) is required to be consolidated by the Company if the Company is determined to be the primary beneficiary of the VIE, such that it is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company has determined that PartnerRe Finance A, which issued the Senior Notes, and PartnerRe Finance II, which issued the capital efficient notes (CENts), do not meet consolidation requirements under U.S. GAAP. As a result, the Company has not consolidated PartnerRe Finance A LLC and PartnerRe Finance II Inc. and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 16). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.

(w) Segment Reporting

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into five sub-segments: U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, Catastrophe and Paris Re. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns or approach to risk management.

(x) Recent Accounting Pronouncements

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

In January 2010, the FASB issued new accounting guidance which requires companies to disclose additional information about their fair value measurements at a greater level of disaggregation. The additional disclosures include information about transfers into and/or out of the Level 1 and 2 categories of inputs, increased disclosures of activity in Level 3 fair value measurements, and other disclosures about inputs and valuation techniques. The guidance related to disclosures at a greater level of disaggregation, disclosures about transfers

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

into and/or out of the Level 1 and 2 categories and expanded disclosures about inputs and valuation techniques will be effective for annual and interim periods beginning after December 15, 2009. Expanded disclosures related to the Level 3 activity will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

3. Business Combination

On July 4, 2009, the Company entered into definitive agreements (Transaction Agreements) to effect a multi-step acquisition of all of the outstanding common shares and warrants of Paris Re. The acquisition of Paris Re was undertaken to achieve greater market presence, risk diversification and capital strength, while at the same time maintaining the core of the Company’s existing franchise.

In July 2009, the Company purchased approximately 6% of the outstanding Paris Re common shares by issuing approximately 1.5 million of its common shares (approximately 1.3 million of which were treasury shares) for consideration of $95.5 million. Prior to the Acquisition Date, the Paris Re common shares were recorded as equity investments in the Company’s Consolidated Balance Sheet with the change in fair value from the date of purchase to the Acquisition Date of $18.3 million recorded in net realized and unrealized gains in the Consolidated Statement of Operations. The fair value of the Paris Re shares held immediately before the Acquisition Date was determined based on the closing market price of the Company’s common shares as of the Acquisition Date.

On the Acquisition Date, the Company caused a wholly-owned subsidiary (Merger Subsidiary) to complete the Block Purchase in which the Company acquired approximately 57% of the outstanding Paris Re common shares and certain outstanding Paris Re warrants. These shares, when added together with the approximately 6% of the outstanding Paris Re common shares that the Company purchased in July 2009 and an additional approximately 20% of the outstanding Paris Re common shares that the Company subsequently committed to acquire simultaneously with the closing of the Block Purchase from certain other Paris Re shareholders, gave the Company an aggregate ownership of approximately 83% of the outstanding Paris Re common shares following the closing of the Block Purchase on the Acquisition Date. Accordingly, the Company obtained a controlling interest in Paris Re as of the Acquisition Date. In connection with the Block Purchase, the Company issued approximately 20.0 million of its common shares.

Following the closing of the Block Purchase, in late October 2009, the Company entered into a number of separate securities purchase agreements pursuant to which the Company acquired in the aggregate approximately 6% of the outstanding Paris Re common shares and issued approximately 1.4 million of its common shares to the holders of those Paris Re common shares. As a result, the Company’s ownership of Paris Re increased to approximately 89% of outstanding Paris Re common shares.

In each step of these purchases, the Company exchanged 0.300 Company common shares for each Paris Re common share and 0.167 Company common shares for each Paris Re warrant.

On October 26, 2009, the Company declared a cash dividend of $0.47 per common share payable to common shareholders of record on November 20, 2009. As the record date for this dividend was after the closing of the Block Purchase and prior to the effective time of the Merger, the per share consideration payable in the Merger was adjusted upwards to 0.3018 Company common shares for each Paris Re common share and Paris Re warrant in accordance with the Transaction Agreements.

On November 2, 2009, Paris Re, having met all of the conditions precedent to the payment of its previously announced extraordinary cash distribution by way of a capital reduction to all Paris Re shareholders in the

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

amount of CHF 4.17 per Paris Re common share (the Swiss franc equivalent of $3.85 as of July 7, 2009, the date on which Paris Re fixed the U.S. dollar/Swiss franc currency exchange rate to be used for the extraordinary cash distribution) (Share Capital Repayment), effected the Share Capital Repayment. The Paris Re shareholders that previously sold their Paris Re common shares to the Company in July 2009, received a payment of $3.85 at the closing of the Block Purchase for each Paris Re common share sold (net of dividends paid on the Company’s common shares with respect to the period after such sale and prior to the closing of the Block Purchase). All other Paris Re shareholders who sold their common shares to the Company prior to the Share Capital Repayment received a payment of CHF 4.17 for each Paris Re common share sold either in cash or in the form of a promissory note issued by the Company at the time of the acquisition of their Paris Re common shares. On November 3, 2009, the Company paid in full all promissory notes issued to such sellers of Paris Re common shares.

On December 7, 2009, the Company completed its acquisition of Paris Re, achieving 100% ownership. The final step of the acquisition was effected by the Merger under Swiss law, pursuant to which Paris Re was merged with and into the Merger Subsidiary, with the Merger Subsidiary continuing as the surviving entity, in accordance with the terms of the Transaction Agreements dated as of July 4, 2009, as amended, among Paris Re, the Company and Merger Subsidiary.

By virtue of the Merger, each remaining issued and outstanding Paris Re common share (other than those held by Merger Subsidiary) was converted into the right to receive 0.3018 PartnerRe common shares, which is the same per share consideration paid by the Company in connection with its previous purchases of Paris Re common shares, as adjusted upwards to account for the cash dividend declared on the Company’s common shares as described above. In connection with the Merger, the Company issued approximately 2.8 million of its common shares.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The total purchase price, fair value of net assets acquired and goodwill as of the Acquisition Date, are calculated as follows (in millions of U.S. dollars, except share (in thousands) and per share data):

Purchase Price
Paris Re common shares held as of the Acquisition Date	67,061
Exchange ratio	0.300
PartnerRe common shares issued for Paris Re common shares as of the Acquisition Date	20,118
Paris Re warrants held as of the Acquisition Date	8,391
Exchange ratio	0.167
PartnerRe common shares issued for Paris Re warrants as of the Acquisition Date	1,401
Total PartnerRe common shares issued for Paris Re common shares and warrants as of the Acquisition Date	21,520
PartnerRe’s closing share price on the Acquisition Date	$76.96
Purchase price before adjustments for share-based compensation	$1,656.2
Fair value of replacement share-based awards outstanding	9.7
Unrecognized compensation cost on unvested replacement share-based awards	(3.8)

Total purchase price as of the Acquisition Date	$1,662.1

Fair Value of Net Assets Acquired
Investments, cash and cash equivalents, at fair value	$3,207.2
Funds held - directly managed	2,242.0
Reinsurance balances receivable	583.4
Intangible assets	287.5
Other assets	336.2

Total assets	$6,656.3
Unpaid losses and loss expenses	$3,391.3
Unearned premiums	585.5
Other reinsurance balances payable	171.4
Other liabilities	554.4

Total liabilities	$4,702.6

Total identifiable net assets acquired as of the Acquisition Date, at fair value	$1,953.7
Less: noncontrolling interests as of the Acquisition Date, at fair value	(317.6)

PartnerRe’s share of net assets acquired as of the Acquisition Date, at fair value	$1,636.1

Goodwill	$26.0

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the separately identifiable intangible assets acquired and the period over which each intangible asset will be amortized, if applicable, is as follows (in thousands of U.S. dollars):

	Fair value	Amortization period
Definite-lived intangible assets:
Unpaid losses and loss expenses	$191,196	11 years
Unearned premiums	56,300	2 years
Renewal rights	32,700	3 years
Indefinite-lived intangible asset:
U.S. insurance licenses	7,350	N/A

	$287,546

N/A: Not applicable

The aggregate purchase price paid by the Company to acquire 100% of the outstanding Paris Re common shares and warrants was $1,979.7 million for total identifiable net assets acquired of $1,953.7 million. All of the goodwill was assigned to the Company’s Paris Re sub-segment. None of the goodwill recognized is expected to be deductible for tax purposes.

The fair value of the 25.7 million common shares issued as a part of consideration paid for Paris Re and the fair value of the noncontrolling interests as of the Acquisition Date was determined based on the closing market price of the Company’s common shares on the Acquisition Date.

For the period from October 2, 2009 to December 7, 2009, Paris Re had noncontrolling interests. Net income attributable to Paris Re’s noncontrolling interests during this period was $4.3 million, and has been recorded within other income (loss) in the Consolidated Statement of Operations.

The following selected information summarizes the results of Paris Re since October 2, 2009, that have been included within the Company’s Consolidated Statements of Operations (in thousands of U.S. dollars):

October 2, 2009 to December 31, 2009
Net premiums written	$177,953
Total revenues	337,326
Net income	45,225

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Pro forma Information

Paris Re’s results have been included in the Company’s Consolidated Financial Statements from October 2, 2009 to December 31, 2009. The following pro forma financial information for 2009 and 2008 is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. Significant assumptions used to determine pro forma results include amortization of intangible assets related to the acquisition and assumes the Company’s acquisition of Paris Re occurred on January 1 of each of the respective years. The table presents unaudited pro forma consolidated information for the years ended December 31, 2009 and 2008 (in millions of U.S. dollars, except per share data):

	2009 (unaudited)	2008 (unaudited)
Total revenues	$6,508	$5,418
Net income	1,683	40
Basic earnings per share	20.03	0.07
Diluted earnings per share	19.75	0.07

4. Goodwill and Intangible Assets

The following table shows the Company’s goodwill and intangible assets at December 31, 2009, 2008 and 2007 (in thousands of U.S. dollars):

	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible assets	Total
Balance as of December 31, 2007 and 2008	$429,519	$—	$—	$429,519
Acquired during the year	26,014	280,196	7,350	313,560
Intangible assets amortization	—	(40,277)	—	(40,277)

Balance as of December 31, 2009	$455,533	$239,919	$7,350	$702,802

Of the total intangible asset amortization of $40,277, $46,410 is recorded within acquisition costs and $(6,133) is recorded within amortization of intangible assets in the Consolidated Statements of Operations for the year ended December 31, 2009, respectively. The amount recorded within acquisition costs in the Consolidated Statements of Operations approximates the amount of Paris Re’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under purchase accounting.

The estimated remaining amortization expense related to the Company’s definite-lived intangible assets is as follows (in thousands of U.S. dollars):

Period	Amount
2010	$68,554
2011	44,848
2012	31,799
2013	19,479
2014 and thereafter	75,239

Total	$239,919

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

5. Fair Value

(a) Fair Value Hierarchy

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

The Company determines the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 inputs—Unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange and exchange traded derivatives, such as futures and options, that are actively traded.

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

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; private ABS; inactively traded fixed maturities; real estate mutual fund investments; credit linked notes; loans receivable; total return swaps and weather derivatives.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account (see Note 7). At December 31, 2009 and 2008, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$13,945,500	$197,593	$14,143,093
Short-term investments, trading securities	—	137,346	—	137,346
Equities, trading securities	757,436	—	38,103	795,539
Other invested assets	—	39,795	16,454	56,249
Funds held - directly managed	—	1,790,676	39,619	1,830,295

Total	$757,436	$15,913,317	$291,769	$16,962,522

December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$10,103,857	$78,138	$10,181,995
Short-term investments, trading securities	—	116,954	137	117,091
Equities, trading securities	436,627	42,638	33,547	512,812
Other invested assets	—	(870)	(16,136)	(17,006)

Total	$436,627	$10,262,579	$95,686	$10,794,892

At December 31, 2009 and 2008, the aggregate carrying amounts of items included in other invested assets that the Company did not measure at fair value were $169.3 million and $91.5 million, respectively, which primarily related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting. At December 31, 2009, the aggregate carrying amount of items included in the funds held – directly managed account that the Company did not measure at fair value was $294.5 million, which primarily related to cash and cash equivalents, other assets and liabilities and accrued investment income held by Colisée Re related to the underlying business, which are carried at cost (see Note 7).

Substantially all of the accrued investment income in the Consolidated Balance Sheets as of December 31, 2009 and 2008 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected. In addition, accrued investment income of $25.2 million at December 31, 2009, related to the investments underlying the funds held – directly managed account, is included within the value of the funds held – directly managed account.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables reconcile the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the years ended December 31, 2009 and 2008, respectively (in thousands of U.S. dollars):

December 31, 2009	Fixed maturities	Short-term investments	Equities	Other invested assets	Funds held – directly managed	Total
Balance at beginning of year	$78,138	$137	$33,547	$(16,136)	$—	$95,686
Level 3 assets acquired from Paris Re	20,680	—	—	—	44,885	65,565
Realized and unrealized investment gains (losses) included in net income	23,937	(99)	3,661	30,701	(3,342)	54,858
Net purchases, sales and settlements	97,683	—	895	(1,609)	—	96,969
Transfers (out of)/into Level 3	(22,845)	(38)	—	3,498	(1,924)	(21,309)

Balance at end of year	$197,593	$—	$38,103	$16,454	$39,619	$291,769
Change in unrealized investment gains (losses) relating to assets held at end of year	$4,350	$—	$3,661	$26,703	$(3,113)	$31,601

December 31, 2008	Fixed maturities	Short-term investments	Equities	Other invested assets	Total
Balance at beginning of year	$15,166	$—	$39,606	$(14,838)	$39,934
Realized and unrealized investment (losses) gains included in net income	(7,684)	23	(6,059)	(12,368)	(26,088)
Net purchases, sales and settlements	74,114	114	—	11,070	85,298
Transfers out of Level 3	(3,458)	—	—	—	(3,458)

Balance at end of year	$78,138	$137	$33,547	$(16,136)	$95,686
Change in unrealized investment (losses) gains relating to assets held at end of year	$(7,684)	$23	$(6,059)	$(27,742)	$(41,462)

Changes in the fair value of the Company’s financial instruments measured at fair value during the years ended December 31, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	For the year ended December 31, 2009	For the year ended December 31, 2008
Fixed maturities, trading securities	$320,934	$(150,860)
Short-term investments, trading securities	2,010	551
Equities, trading securities	185,925	(144,634)
Funds held - directly managed	1,885	—

Total	$510,754	$(294,943)

All of the above changes in fair value are included in the Consolidated Statements of Operations under the caption Net realized and unrealized investment gains (losses).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument recorded in the Consolidated Balance Sheets. There have been no material changes in the Company’s valuation techniques during the periods presented.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Fixed maturities and short-term investments

Substantially all of the Company’s fixed maturities and short-term investments are categorized as Level 2 within the fair value hierarchy. The Company receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will categorize that security as Level 3. The Company’s private ABS are classified as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.

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

Equities

The majority of the Company’s equities are categorized as Level 1 within the fair value hierarchy. For equities categorized as Level 1, the Company receives prices based on closing exchange prices from independent pricing sources to measure fair value. While the Company did not hold any assets categorized as Level 2 at December 31, 2009, equities categorized as Level 2 at December 31, 2008 were generally mutual funds invested in securities other than the common stock of publicly traded companies (such as emerging market debt funds or bank loan funds). These funds provide daily net asset values which the Company uses in determining fair value for these investments. For funds where the net asset value is not provided on a daily basis, the asset is classified as Level 3.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps and credit default swaps are categorized as Level 2 within the fair value hierarchy. Included in the Company’s Level 3 categorization are unlisted equities including preference shares, unit trusts, credit linked notes, loans receivable, total return swaps and weather derivatives. The Company will generally

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any counterparty would not have a significant impact on the Company’s financial statements.

To validate prices, the Company will compare them to benchmarks, where appropriate, or to the business results generally within that asset class and specifically to those particular assets. In addition, the fair value measurements of all Level 3 investments are presented to, and peer reviewed by, an internal valuation committee that the Company has established.

Funds held - directly managed

The segregated investment portfolio underlying the funds held - directly managed account is comprised of fixed maturities, short-term investments and other invested assets and are fair valued on a basis consistent with the methods described above. Substantially all fixed maturities and short-term investments within the funds held - directly managed account are categorized as Level 2 within the fair value hierarchy.

The other invested assets within the segregated investment portfolio underlying the funds held – directly managed account, which are categorized as Level 3 investments, are primarily real estate mutual fund investments carried at fair value. For the real estate mutual fund investments, the Company receives a price based on the real estate fund manager’s valuation for the asset and further adjusts the price, if necessary, based on appropriate current information on the real estate market.

To validate prices within the segregated investment portfolio underlying the funds held – directly managed account, the Company utilizes the methods described above.

(b) Fair Value of Financial Instrument Liabilities

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value. Disclosures about fair value of financial instruments exclude insurance contracts (other than financial guarantees), investment contracts and certain other financial instruments.

Policy benefits for life and annuity contracts have a fair value equal to the cash value available to the policyholder should the policyholder surrender the policy. The fair value of the current portion of long-term debt and CENts have been calculated as the present value of estimated future cash flows using a discount rate reflective of the current market cost of borrowing under similar terms and conditions. The fair value of the Senior Notes has been calculated using quoted market prices based on the aggregate principal amount outstanding of $250.0 million from PartnerRe Finance A LLC.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The carrying values and fair values of the financial instrument liabilities recorded in the Consolidated Balance Sheets as of December 31, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,615,193	$1,615,193	$1,432,015	$1,432,015
Current portion of long-term debt	200,000	199,494	200,000	200,000
Long-term debt	—	—	200,000	196,103
Debt related to senior notes (2)	250,000	264,438	250,000	237,095
Debt related to capital efficient notes (3)	63,384	56,355	250,000	94,536

(1)	Policy benefits for life and annuity contracts include short-duration and long-duration contracts.
(2)	PartnerRe Finance A LLC, the issuer of the Senior Notes, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $250.0 million in its Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.
(3)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71.0 million and $257.6 million in its Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. The fair value of the CENts was based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63.4 million and $250.0 million at December 31, 2009 and 2008, respectively (See Note 16).

6. Investments

(a) Fixed Maturities, Short-Term Investments and Equities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading securities at December 31, 2009 and 2008 were as follows (in thousands of U.S. dollars):

2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,272,148	$9,201	$(12,059)	$1,269,290
Other foreign governments	3,012,004	61,173	(13,873)	3,059,304
Corporate	6,438,348	223,190	(30,129)	6,631,409
Mortgage/asset-backed securities	3,134,340	87,897	(39,147)	3,183,090
Total fixed maturities	13,856,840	381,461	(95,208)	14,143,093
Short-term investments	134,830	2,565	(49)	137,346
Equities	731,387	81,371	(17,219)	795,539

Total	$14,723,057	$465,397	$(112,476)	$15,075,978

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

2008	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$880,562	$50,515	$(239)	$930,838
Other foreign governments	2,651,298	180,154	(7,339)	2,824,113
Corporate	3,568,060	61,790	(216,549)	3,413,301
Mortgage/asset-backed securities	3,119,206	72,146	(177,609)	3,013,743

Total fixed maturities	10,219,126	364,605	(401,736)	10,181,995
Short-term investments	116,445	707	(61)	117,091
Equities	637,198	10,119	(134,505)	512,812

Total	$10,972,769	$375,431	$(536,302)	$10,811,898

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments at December 31, 2009, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$857,245	$868,758
More than one year through five years	6,223,136	6,346,212
More than five years through ten years	3,249,083	3,343,138
More than ten years	527,866	539,241

Subtotal	10,857,330	11,097,349
Mortgage/asset-backed securities	3,134,340	3,183,090

Total	$13,991,670	$14,280,439

(c) Change in Net Unrealized Gains on Investments

The change in net unrealized gains on investments, net of applicable taxes, reflected in other comprehensive income for the years ended December 31, 2009, 2008 and 2007 was $8.1 million (net of tax of $nil), $15.2 million (net of tax benefit of $32.8 million) and $37.8 million (net of tax of $17.3 million), respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(d) Net Realized and Unrealized Investment Gains (Losses)

The components of the net realized and unrealized investment gains (losses) for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands of U.S. dollars):

	2009	2008	2007
Net realized investment gains (losses) on fixed maturities and short-term investments, excluding other-than-temporary impairments	$105,249	$(16,076)	$(16,842)
Net realized investment (losses) gains on equities, excluding other-than-temporary impairments	(45,258)	(230,481)	82,037
Other-than-temporary impairments	—	—	(124,997)
Net realized gains and change in net unrealized investment losses on trading securities	—	—	(12,641)
Net realized (losses) gains on other invested assets	(35,426)	358	10,408
Change in net unrealized gains on other invested assets	58,196	3,212	—
Change in net unrealized investment gains (losses) on fixed maturities and on short-term investments subject to the fair value option	322,944	(150,309)	—
Change in net unrealized investment gains (losses) on equities subject to the fair value option	185,925	(144,634)	—
Net other realized and unrealized investment gains (losses)	1,777	6,570	(10,457)
Net realized and unrealized investment losses on funds held—directly managed	(1,700)	—	—

Total net realized and unrealized investment gains (losses)	$591,707	$(531,360)	$(72,492)

Effective January 1, 2008, the Company adopted the fair value option for certain investments. The Company’s available for sale securities were reclassified as trading securities and all changes in pre-tax unrealized investment gains and losses are subsequently recorded in net realized and unrealized investment gains (losses) in the Consolidated Statement of Operations. Previously, unrealized gains and losses, net of tax, on available for sale securities were recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Net realized and unrealized investment gains and losses on securities previously classified as trading have been recorded within the related investments classification (fixed maturities or equities) beginning in 2008, and the change in net unrealized investment gains and losses on such securities are included in change in net unrealized investment gains and losses on securities subject to the fair value option.

Included in net realized investment (losses) gains on equities in 2009 is a gain of $18.3 million related to the Company’s equity investment in Paris Re prior to the Acquisition Date (see Note 3).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(e) Net Investment Income

The components of net investment income for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands of U.S. dollars):

	2009	2008	2007
Fixed maturities	$559,330	$514,751	$421,672
Short-term investments, cash and cash equivalents	11,799	18,884	55,618
Equities	13,861	29,415	36,383
Funds held and other	32,793	37,261	32,339
Funds held – directly managed	17,766	—	—
Investment expenses	(39,478)	(27,347)	(22,753)

Net investment income	$596,071	$572,964	$523,259

Other than the funds held – directly managed account, the Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 1.0% to 6.0% at December 31, 2009 and from 1.0% to 5.0% at December 31, 2008. See Note 7 for additional information on the funds held – directly managed account.

(f) Pledged Assets

At December 31, 2009 and 2008, approximately $55.2 million and $15.7 million, respectively, of cash and cash equivalents and approximately $1,693.0 million and $1,119.3 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(g) Net Payable/Receivable for Securities Purchased/Sold

Included within accounts payable, accrued expenses and other in the Consolidated Balance Sheet at December 31, 2009 were gross payable balances for securities purchased and gross receivable balances for securities sold. At December 31, 2008, the receivable for securities sold is included within other assets in the Consolidated Balance Sheet. The amounts of gross payables for securities purchased and gross receivables for securities sold at December 31, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2009	2008
Receivable for securities sold	$57,600	$43,007
Payable for securities purchased	(61,144)	—

Net (payable)/receivable for securities purchased/sold	$(3,544)	$43,007

7. Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business as of December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held – directly managed account are maintained by Colisée Re in a segregated investment portfolio and managed by Paris Re. The segregated investment portfolio underlying the funds held – directly managed account is carried at fair value. Realized and unrealized investment gains and losses and net investment income related to the underlying investment portfolio in the funds held – directly managed account inure to the benefit of Paris Re.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company elected the fair value option as of the Acquisition Date for substantially all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying the funds held – directly managed account, and accordingly, all changes in the fair value of the segregated investment portfolio underlying the funds held – directly managed account subsequent to the Acquisition Date are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

(a) Fixed Maturities, Short-Term Investments, Other Invested Assets and Other Assets and Liabilities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2009 were as follows (in thousands of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$302,400	$204	$(2,583)	$300,021
Other foreign governments	548,845	3,167	(3,725)	548,287
Corporate	899,888	2,888	(2,973)	899,803
Mortgage/asset-backed securities	14,276	4,644	(968)	17,952

Total fixed maturities	1,765,409	10,903	(10,249)	1,766,063
Short-term investments	28,547	—	—	28,547
Other invested assets	40,961	1,081	(3,365)	38,677

Total	$1,834,917	$11,984	$(13,614)	$1,833,287

(1)	Cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the table above at December 31, 2009, the funds held – directly managed account included cash and cash equivalents of $145.4 million, other assets and liabilities of $120.9 million and accrued investment income of $25.2 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business.

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2009, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$360,442	$361,202
More than one year through five years	900,547	902,796
More than five years through ten years	426,049	422,518
More than ten years	92,642	90,142

Subtotal	1,779,680	1,776,658
Mortgage/asset-backed securities	14,276	17,952

Total	$1,793,956	$1,794,610

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(c) Net Realized and Unrealized Investment Losses

The components of the net realized losses and change in net unrealized investment gains on the funds held – directly managed account from October 2, 2009 to December 31, 2009 were as follows (in thousands of U.S. dollars):

2009
Net realized investment losses on fixed maturities and short term investments	$(2,200)
Change in net unrealized investment gains on fixed maturities	1,920
Change in net unrealized investment losses on equities	(35)
Net other realized and unrealized investment losses	(1,385)

Net realized and unrealized investment losses on funds held – directly managed	$(1,700)

(d) Net Investment Income

The components of net investment income underlying the funds held – directly managed account from October 2, 2009 to December 31, 2009 were as follows (in thousands of U.S. dollars):

2009
Fixed maturities	$10,956
Short-term investments, cash and cash equivalents	287
Other	6,934
Investment expenses	(411)

Net investment income	$17,766

8. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses are categorized into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The following table shows unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2009 and 2008 (in thousands of U.S. dollars):

	2009	2008
Case reserves	$4,817,765	$3,107,780
ACRs	274,360	311,408
IBNR reserves	5,719,358	4,091,478

Total unpaid losses and loss expenses	$10,811,483	$7,510,666

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2009, 2008 and 2007 (in thousands of U.S. dollars):

	2009	2008	2007
Gross liability at beginning of year	$7,510,666	$7,231,436	$6,870,785
Reinsurance recoverable at beginning of year	125,215	132,479	138,585

Net liability at beginning of year	7,385,451	7,098,957	6,732,200

Net liability acquired related to Paris Re	3,176,255	—	—

Net incurred losses related to:
Current year	2,340,768	2,564,174	2,041,752
Prior years	(485,809)	(417,936)	(414,043)

	1,854,959	2,146,238	1,627,709

Change in Paris Re Reserve Agreement	(32,027)	—	—

Net paid losses related to:
Current year	327,080	240,031	146,403
Prior years	1,716,798	1,340,788	1,473,964

	2,043,878	1,580,819	1,620,367
Effects of foreign exchange rate changes	134,371	(278,925)	359,415

Net liability at end of year	10,475,131	7,385,451	7,098,957
Reinsurance recoverable at end of year	336,352	125,215	132,479

Gross liability at end of year	$10,811,483	$7,510,666	$7,231,436

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2009, 2008 and 2007 (in thousands of U.S. dollars):

	2009	2008	2007
Net incurred losses related to:
Non-life	$1,854,959	$2,146,238	$1,627,709
Life	440,337	462,982	454,752

Losses and loss expenses and life policy benefits	$2,295,296	$2,609,220	$2,082,461

The following table summarizes the net prior year favorable development of loss reserves for each of the Company’s Non-life sub-segments for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars):

	2009	2008	2007
Prior year net favorable loss development:
Non-life sub-segment
U.S.	$(168)	$(92)	$(72)
Global (Non-U.S.) P&C	(154)	(166)	(97)
Global (Non-U.S.) Specialty	(115)	(82)	(203)
Catastrophe	(49)	(78)	(42)
Paris Re	—	N/A	N/A

Total net Non-life prior year loss development	$(486)	$(418)	$(414)

N/A: Not applicable

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Within the Company’s U.S. sub-segment, the Company reported net favorable loss development for prior accident years in 2009, 2008 and 2007. The net favorable loss development in 2009 included net favorable loss development for prior accident years in most lines of business, predominantly in casualty, while the multiline and motor lines of business experienced combined net adverse loss development for prior accident years of $11 million. The net favorable loss development in 2008 included net favorable development for prior accident years in all lines of business, with the exception of the motor and multiline lines of business, which experienced net adverse loss development for prior accident years of $10 million. The net favorable loss development in 2007 included net favorable development for prior accident years in all lines of business, with the exception of multiline, which included net adverse loss development of $5 million. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions. Attritional losses are losses that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2009, 2008 and 2007. The net favorable loss development in 2009 included net favorable development in all lines of business, but was most pronounced in the motor and casualty lines of business. Losses reported by cedants in 2008 and 2007 regarding prior accident years were also lower than expected in all lines of business, which led the Company to decrease its expected ultimate loss ratios and loss estimates. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions.

For the Global (Non-U.S.) Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2009, 2008 and 2007. The net favorable loss development in 2009 included net favorable development for prior accident years in most lines of business, predominantly in aviation and engineering, while credit/surety and agriculture experienced combined net adverse loss development for prior accident years of $2 million. The net favorable loss development in 2008 included net favorable development in all lines of business with the exception of the energy line, which incurred net adverse loss development for prior accident years of $7 million. Losses reported by cedants during 2009, 2008 and 2007 for prior accident years were lower than the Company expected in most lines of business, which led the Company to decrease its expected ultimate loss ratios and loss estimates for prior year losses in each of these years. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions.

For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2009, 2008 and 2007. The net favorable loss development in each year was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years were lower than the Company expected.

(b) Paris Re Reserve Agreement

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re in 2006, Paris Re France entered into a reserve agreement (Reserve Agreement), which provides that AXA and Colisée Re shall guarantee reserves in respect of Paris Re France and subsidiaries acquired in the acquisition. The Reserve Agreement relates to losses incurred prior to December 31, 2005. Accordingly, the Company’s Consolidated Statement of Operations does not include any favorable or adverse development related to these guaranteed reserves. The reserve guarantee provided by AXA and Colisée Re is conditioned upon, among other things, the guaranteed business, including all related ceded reinsurance, being managed by AXA Liabilities Managers, an affiliate of Colisée Re.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Favorable or adverse development related to the guaranteed reserves is recorded as a change in unpaid losses and loss expenses in the Consolidated Balance Sheet and as a change in the Paris Re Reserve Agreement payable or receivable balance to/from Colisée Re, which is included within Other reinsurance balances payable in the Consolidated Balance Sheet. Accordingly, the reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the year ended December 31, 2009 includes the change in the Paris Re Reserve Agreement. The Company’s net liability for unpaid losses and loss expenses includes $1,500 million of guaranteed reserves and Other reinsurance balances payable includes $116 million payable to Colisée Re related to the Reserve Agreement.

(c) Sub-Prime and Financial Crisis Exposures

Ultimate losses for lines impacted by the deteriorating financial condition of the world economies in 2008 and the first half of 2009 cannot be estimated by standard actuarial techniques alone. The majority of the Company’s underwriting exposure related to this issue arises from business written in U.S. and Global (Non-U.S.) specialty casualty, U.S., Global (Non-U.S.) and Paris Re credit/surety lines of business and other potentially exposed classes of business during the underwriting years 2006 through 2009. The potential ultimate liability for these exposures was evaluated through an analysis of the Company’s exposure to these risks, which include but are not limited to, sub-prime mortgage related exposures. For specialty casualty, the analysis was based on information received from cedants at the time the exposed business was written and supplemented by discussions with cedants, evaluation of known securities class action filings, current industry data regarding the likelihood of securities class actions and other potential suits against companies exposed to the effects of financial stress, estimates of exposed industry premium, estimates of the Company’s market share of exposed industry premium and estimates of industry-wide insured losses.

For credit/surety, the analysis was based on information received from cedants both at the time the exposed business was written supplemented by discussions with cedants, historical experience in times of similar financial stress, reported claim information and internal modeling. The Company monitored actual claim experience during 2009 against original expectations. Reported claims for prior accident years have come in slightly higher than originally expected, resulting in a moderate increase of prior year loss reserves. Reported claims for the current accident year were significantly higher than expected and the Company’s loss reserves reflect this higher than expected claim activity.

Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for U.S. and Global (Non-U.S.) specialty casualty, U.S., Global (Non-U.S.) and Paris Re credit/surety lines of business and other potentially exposed classes of business contemplate a reasonable provision for exposures related to the effect of increased financial stress in the world economies. The Company is unaware of any specific issues that would materially affect its unpaid loss and loss expenses estimates related to this exposure.

(d) Asbestos and Environmental Claims

The Company’s net reserves for unpaid losses and loss expenses at December 31, 2009 and 2008 included $232 million and $82 million, respectively, that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2009 and 2008 was $239 million and $92 million, respectively. The increase in asbestos and environmental claims reserves is due to the acquisition of Paris Re. The Company’s gross liability for Paris Re’s claims at December 31, 2009 of $159 million relates to pre-2006 accident years and any favorable or adverse development is subject to the Reserve Agreement. Of the remaining $80 million in gross reserves, the majority of the reserves relate to U.S. casualty exposures arising from business written by PartnerRe SA and PartnerRe U.S.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(e) Policy Benefits for Life and Annuity Contracts

The Life segment reported net favorable development for prior accident years of $15 million for the year ended December 31, 2009 and net adverse development for prior accident years of $24 million and $2 million for the years ended December 31, 2008 and 2007, respectively.

The net favorable development in 2009 and the net adverse development in 2008 was primarily related to certain guaranteed minimum death benefit treaties, where the payout is linked to the performance of underlying capital market assets and where changes in credit spreads have impacted certain indexed-linked products that are interest-rate sensitive. Such development was $16 million favorable and $33 million unfavorable for the years ended December 31, 2009 and 2008, respectively.

The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 1.0% to 6.0% and 1.0% to 5.0% at December 31, 2009 and 2008, respectively.

9. Reinsurance

(a) Reinsurance Recoverable on Paid and Unpaid Losses

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. The Company actively manages its reinsurance exposures by generally selecting retrocessionaires having a credit rating of A- or higher. In certain cases where an otherwise suitable retrocessionaire has a credit rating lower than A-, the Company generally requires the posting of collateral, including escrow funds and letters of credit, as a condition to its entering into a retrocession agreement. The selection of retrocessionaires follows a precise qualitative and quantitative process. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $6.8 million and $5.8 million at December 31, 2009 and 2008, respectively.

Paris Re reinsured property catastrophe and per risk excess-of-loss business for its 2008 and 2007 underwriting years through a 24% quota share treaty to Triomphe Re Ltd. (Triomphe Re), a special purpose reinsurance company domiciled in Bermuda. Reinsurance balances recoverable from Triomphe Re at December 31, 2009 are $28.4 million. Triomphe Re’s obligations under this agreement are collateralized by cash and other liquid assets held in a trust, including Triomphe Re’s capital, as well as premiums. At December 31, 2009, Triomphe Re’s capitalization is approximately $33 million.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(b) Ceded Reinsurance

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2009
Assumed	$4,000,888	$4,202,379	$2,313,951
Ceded	52,184	82,554	18,655

Net	$3,948,704	$4,119,825	$2,295,296

2008
Assumed	$4,028,248	$3,967,704	$2,613,434
Ceded	38,813	39,680	4,214

Net	$3,989,435	$3,928,024	$2,609,220

2007
Assumed	$3,810,164	$3,830,396	$2,088,065
Ceded	53,055	52,925	5,604

Net	$3,757,109	$3,777,471	$2,082,461

10. Taxation

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

The Company is currently under examination in Switzerland for the tax years 2003-2007. Income tax returns are open for examination for the tax years 2005-2009 in Canada and Ireland, 2006-2009 in the United States, 2007-2009 in France and 2008-2009 in Switzerland. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Income tax expense for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands of U.S. dollars):

	2009	2008	2007
Current income tax expense (benefit)
U.S.	$43,020	$(31,071)	$42,090
Non U.S.	47,980	107,360	(10,980)

Total current income tax expense	$91,000	$76,289	$31,110

Deferred income tax expense (benefit)
U.S.	$83,583	$(44,673)	$(23,270)
Non U.S.	86,837	(56,111)	79,660

Total deferred income tax expense (benefit)	$170,420	$(100,784)	$56,390

Unrecognized tax expense (benefit)
U.S.	$(461)	$—	$—
Non U.S.	1,131	34,200	(5,752)

Total unrecognized tax expense (benefit)	$670	$34,200	$(5,752)

Total income tax expense (benefit)
U.S.	$126,142	$(75,744)	$18,820
Non U.S.	135,948	85,449	62,928

Total income tax expense	$262,090	$9,705	$81,748

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2009, 2008 and 2007 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes (in thousands of U.S. dollars):

	2009	2008	2007
Net income	$1,536,854	$46,567	$717,812
Income tax expense	262,090	9,705	81,748

Income before taxes	$1,798,944	$56,272	$799,560

Reconciliation of effective tax rate (% of income before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	14.2	(117.6)	12.0
Impact of foreign exchange gains	(0.4)	(25.9)	(1.0)
Unrecognized tax expense (benefit)	—	26.6	(0.9)
Tax-exempt income and expenses not deductible	(1.2)	167.1	0.2
Impact of enacted changes in tax rates	(0.1)	(15.0)	—
Other	2.1	(18.0)	(0.1)

Actual tax rate	14.6%	17.2%	10.2%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2009	2008
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$89,967	$93,283
Unrealized depreciation and timing differences on investments	—	20,799
Tax loss carryforwards	17,270	27,507
Unearned premiums	19,550	20,502
Other deferred tax assets	3,156	29,673

Deferred tax assets	129,943	191,764

Deferred tax liabilities
Deferred acquisition costs	46,744	48,187
Goodwill and other intangibles	81,455	21,271
Equalization reserves	99,785	35,921
Unrealized appreciation and timing differences on investments	70,114	—
Other deferred tax liabilities	33,431	—

Deferred tax liabilities	331,529	105,379

Net deferred tax (liabilities) assets	$(201,586)	$86,385

The net tax assets and liabilities and their components at December 31, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2009	2008
Net tax assets	$79,044	$215,703
Net tax liabilities	(444,789)	(219,679)

Net tax liabilities	$(365,745)	$(3,976)

	2009	2008
Net current tax liabilities	$(121,680)	$(50,639)
Net deferred tax (liabilities) assets	(201,586)	86,385
Net unrecognized tax benefit	(42,479)	(39,722)

Net tax liabilities	$(365,745)	$(3,976)

Realization of the deferred tax asset is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax asset will be realized.

As of December 31, 2009, the Company had net deferred tax assets of $17.3 million relating to capital loss carryforwards, primarily in the United States. Net deferred tax assets of $27.5 million as of December 31, 2008 related primarily to operating loss carryforwards in Ireland. U.S. tax laws allow tax losses to be carried forward for 5 years while Irish tax laws allow tax losses to be carried forward for an unlimited period.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The total amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands of U.S. dollars):

	January 1, 2009	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	Unrecognized tax benefits of Paris Re	December 31, 2009
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$39,208	$2,053	$21	$(1,428)	$623	$1,458	$41,935
Interest and penalties recognized on the above	559	347	—	(362)	—	—	544

Total unrecognized tax benefits, including interest and penalties	$39,767	$2,400	$21	$(1,790)	$623	$1,458	$42,479

	January 1, 2008	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2008
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$24,613	$8,264	$3,034	$3,325	$(28)	$39,208
Interest and penalties recognized on the above	190	370	—	—	(1)	559

Total unrecognized tax benefits, including interest and penalties	$24,803	$8,634	$3,034	$3,325	$(29)	$39,767

	January 1, 2007 (date of adoption)	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2007
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$28,915	$(12,723)	$1,444	$3,980	$2,997	$24,613
Interest and penalties recognized on the above	387	(197)	—	—	—	190

Total	$29,302	$(12,920)	$1,444	$3,980	$2,997	$24,803
Unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis	2,221	(2,221)	—	—	—	—

Total unrecognized tax benefits, including interests and penalties	$31,523	$(15,141)	$1,444	$3,980	$2,997	$24,803

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis. For the year ended December 31, 2007, there were no interest and penalties on such temporary difference. The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.

The total amount of unrecognized tax benefits for which it is reasonably possible to change within twelve months was $2.8 million at December 31, 2009, which primarily relates to the expected expiration of the statute of limitations related to various intra-group transactions in Europe.

11. Agreements with Related Parties

The Company was party to agreements with Atradius N.V. since December 2003 (a company in which a board member is a supervisory director) and Delta Lloyd since May 2008 (a company in which a board member is a director).

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Atradius N.V. The activity included in the Consolidated Statements of Operations related to Atradius N.V. for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands of U.S. dollars):

	2009	2008	2007
Net premiums written	$49,487	$67,295	$56,520
Net premiums earned	63,724	65,252	55,675
Losses and loss expenses and life policy benefits	58,394	42,096	27,127
Acquisition costs	20,824	25,533	27,503

Included in the Consolidated Balance Sheets at December 31, 2009 and 2008 were the following balances related to Atradius N.V. (in thousands of U.S. dollars):

	2009	2008
Reinsurance balances receivable	$23,320	$20,054
Unpaid losses and loss expenses	130,505	65,799
Unearned premiums	27,534	32,611
Other net assets	7,715	14,040

Other Agreements

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Delta Lloyd. The activity included in the Consolidated Statements of Operations related to Delta Lloyd for the year ended December 31, 2009 includes net premiums earned of $1.4 million and losses and loss expenses and life policy benefits of $0.5 million (2008, $1.8 million and $1.2 million, respectively). Included in the Consolidated Balance Sheets at December 31, 2009 and 2008 were unpaid losses and loss expenses of $8.5 million and $8.1 million, respectively.

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered into as part of the investment portfolio were completed on market terms.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

12. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains certain defined contributions plans and other active and frozen defined benefit plans. The most significant active defined benefit plan is for the Company’s Zurich office employees (the Zurich Plan).

Defined Contribution Plans

Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice and vesting provisions meet legal compliance standards and market trends. The accumulated benefits for the majority of these plans vest immediately or over a four-year period. As required by law, certain retirement plans also provide for death and disability benefits and lump sum indemnities to employees upon retirement.

The Company incurred expenses for these defined contribution arrangements of $18.7 million, $13.1 million, and $10.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Active Defined Benefit Plan

The Company maintains the Zurich Plan, which is classified as a hybrid plan and accounted for as a defined benefit plan under U.S. GAAP. At December 31, 2009 and 2008, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2009	2008
Funded status
Unfunded pension obligation at beginning of year	$16,028	$2,371

Change in pension obligation
Service cost	4,980	3,825
Interest cost	2,639	2,477
Plan participants’ contributions	2,435	6,637
Actuarial (gain) loss	(9,915)	8,957
Benefits paid	(7,160)	(4,820)
Foreign currency adjustments	1,702	6,014

Change in pension obligation	(5,319)	23,090

Change in fair value of plan assets
Actual return on plan assets	(400)	(2,563)
Employer contributions	5,344	5,200
Plan participants’ contributions	2,435	6,637
Benefits paid	(7,160)	(4,820)
Foreign currency adjustments	1,373	4,979

Change in fair value of plan assets	1,592	9,433

Funded status
Unfunded pension obligation at end of year	$9,117	$16,028
Additional information:
Projected benefit obligation	$90,175	$95,495
Accumulated pension obligation	87,320	91,494
Fair value of plan assets	81,058	79,467

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009 and 2008, the funded status at the end of the year was included in accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in accumulated other comprehensive income (loss) at December 31, 2009 and 2008 were $8.8 million (net of $2.3 million of taxes) and $14.7 million (net of $4.0 million of taxes), respectively.

Of the $6.9 million transition adjustment that was recorded in 2006 resulting from the adoption of U.S. GAAP guidance related to defined benefit plans, $4.9 million remains in accumulated other comprehensive income at December 31, 2009.

The net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007 were $6.0 million, $4.1 million and $4.7 million, respectively.

The investment strategy of the Zurich Plan’s Pension Committee is to achieve a consistent long-term return, which will provide sufficient funding for future pension obligations while limiting risk. The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for the relevant asset categories. The investment strategy is reviewed regularly.

The fair values of the Zurich Plan’s assets at December 31, 2009 were equity funds (Level 1) of $4.0 million and insured funds (Level 2) of $77.1 million. The equity funds are primarily publicly quoted open-end funds that invest in a full replication of European benchmark indices. The insured funds comprise the accumulated pension plan contributions and investment returns thereon, which are held in an insurance arrangement that provides at least a guaranteed minimum investment return. The insured funds are held by a collective foundation of AXA Life Ltd. and are guaranteed under the insurance arrangement.

The assumptions used to determine the pension obligation and net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009 Pension obligation	2009 Net periodic benefit cost	2008 Pension obligation	2008 Net periodic benefit cost	2007 Pension obligation	2007 Net periodic benefit cost
Discount rate	3.25%	2.75%	2.75%	3.5%	3.5%	3.0%
Expected return on plan assets	—	3.0	—	3.75	—	3.25
Rate of compensation increase	3.5	3.5	3.5	3.5	3.5	3.5

At December 31, 2009, estimated employer contributions to be paid in 2010 were $5.5 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Period	Amount
2010	$3,973
2011	4,294
2012	5,167
2013	4,959
2014	4,672
2015 to 2019	26,130

The Company does not believe that any plan assets will be returned to the Company during 2010.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

13. Share-Based Awards

Employee Equity Plan

In May 2005, the shareholders approved the PartnerRe Ltd. 2005 Employee Equity Plan (EEP) and replaced the existing employee plan, the Employee Incentive Plan (EIP). The EEP permits the grant of share options, RS, RSUs, SSARs or other share-based awards to employees of the Company. The EEP is administered by the Compensation Committee of the Board (the Committee).

In May 2008 and in September 2009 (in connection with the acquisition of Paris Re), the shareholders approved an allocation of an additional 0.6 million shares and 0.4 million shares, respectively, to the EEP. Currently, the plan permits the grant of up to 3.3 million shares, of which a total of 1.7 million shares can be issued as either RS or RSUs and 1.6 million shares can be issued as share options or SSARs. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. Under the EEP, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the EEP as the closing price reported on the grant date. Awards issued under the EEP generally vest over 3 years of continuous service, either ratably or with a cliff-vest provision, are expensed ratably over the vesting period and have a ten year contractual term. Participants in the EEP are eligible to receive dividends, which the Company records as an expense, on RSUs that are unvested. Shares available for grant under the EIP at the time of replacement were transferred and became available for grant under the EEP.

Certain awards to certain senior executives will, if the Committee intends such award to qualify as “qualified performance based compensation” under Section 162(m) of the Internal Revenue Code (IRC), become earned and payable only if pre-established targets relating to one or more of the following performance measures are achieved: (i) earnings per share, (ii) financial year return on common equity, (iii) underwriting year return on equity, (iv) return on net assets, (v) organizational objectives, and (vi) premium growth. The individual maximum number of shares underlying any such share-denominated award granted in any year will be 0.8 million shares, and the individual maximum amount earned with respect to any such non-share denominated award granted in any year will be $5.0 million.

In September 2009, in connection with the acquisition of Paris Re, the shareholders approved an amendment to the EEP to increase the number of shares available for issuance and to increase the number of shares that may be awarded as RS or RSUs. An additional 0.4 million shares was allocated to the EEP, of which 0.3 million may be awarded as RS or RSUs. As part of the acquisition of Paris Re, the Company issued replacement share options, RSUs, and warrants to holders of Paris Re share options, RSUs and warrants. These replacement awards were issued under the terms and conditions of the Paris Re 2006 Equity Purchase Plan, Paris Re 2006 Equity Incentive Plan, Paris Re 2006 Executive Equity Incentive Plan and Paris Re 2007 Equity Incentive Plan and were not considered to be grants under the Company’s EEP.

Non-Employee Directors’ Stock Plan

The 2003 Non-Employee Directors Stock Plan (Directors’ Stock Plan), which is shareholder-approved, permits the grant of up to 0.8 million share options, RS, RSUs, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the share options will be equivalent to the fair value of the share options at the time of grant. The fair value is defined in the Directors’ Stock Plan as the closing price reported on the grant date. Option awards issued under the Directors’ Stock Plan generally vest at the time of grant and are expensed immediately and have a ten year contractual term. RSU awards issued under the Directors’ Stock Plan generally vest at the time of grant with a delivery date restriction of one year and are expensed immediately. At December 31, 2009, 0.3 million shares remained available for issuance under this plan.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Employee Share Purchase Plan

The Employee Share Purchase Plan (ESPP), which is shareholder-approved, has a twelve month offering period with two purchase periods of six months each. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the fair value. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.6 million common shares may be issued under the ESPP.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (SSPP) has two offering periods per year with two purchase periods of six months each. All full-time Swiss employees are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair value. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.2 million common shares may be issued under the SSPP.

Share-Based Compensation

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of share options or the conversion of RSUs and SSARs into shares.

For the years ended December 31, 2009, 2008 and 2007, the Company’s share-based compensation expense was $21.7 million, $28.1 million and $24.9 million, respectively, with a tax benefit of $2.2 million, $2.0 million and $1.0 million, respectively.

Share Options

The following table summarizes the activity related to options granted and exercised for the years ended December 31, 2009, 2008 and 2007. There were no material tax impacts related to the options exercised by employees of the Company’s U.S. subsidiaries.

	2009	2008	2007
Options granted	598,698	119,052	76,434
Weighted average grant date fair value of options granted	$7.95	$11.07	$13.76

Options exercised	250,400	153,146	707,444
Total intrinsic value of options exercised (in millions of U.S. dollars)	$5.0	$3.4	$18.9
Proceeds from option exercises (in millions of U.S. dollars)	$12.7	$8.1	$35.1

The activity related to the Company’s share options for the year ended December 31, 2009 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,389,380	$56.00
Granted	47,968	65.56
Replacement awards issued related to the acquisition of Paris Re	550,730	67.69
Exercised	(250,400)	50.76
Forfeited or expired	(3,460)	42.27

Outstanding at December 31, 2009	2,734,218	59.02
Options exercisable at December 31, 2009	2,702,407	58.86
Options vested and expected to vest at December 31, 2009	2,732,709	59.01

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The replacement share options issued related to the acquisition of Paris Re with a weighted average grant date fair value of $7.86, are fully vested. The weighted average remaining contractual term and the aggregate intrinsic value of share options outstanding, exercisable, vested and expected to vest at December 31, 2009 was 4.5 years and $43.4 million, respectively.

The Company values share options issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2009, 2008 and 2007:

Weighted average assumptions used	2009	2008	2007
Expected life	3 years	6 years	6 years
Expected volatility	15.8%	15.9%	17.1%
Risk-free interest rate	2.8%	3.2%	4.5%
Dividend yield	2.7%	2.5%	2.5%

The expected life of the replacement share options issued as part of the acquisition of Paris Re was assumed to be 3 years. The expected life of all other share options issued during the year was assumed to be 6 years. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s share options. The risk-free interest rate is based on the market yield of U.S. treasury securities with maturities equivalent to the expected life of the Company’s share options. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s share options.

Restricted Share Units

During 2009, 2008 and 2007, the Company issued 607,173 RSUs, 241,458 RSUs and 316,427 RSUs with a weighted average grant date fair value of $75.09, $77.19 and $71.63, respectively. The Company values RSUs issued under all plans at the fair value of its common shares at the time of grant, as defined by the plan document.

The activity related to the Company’s RSUs for the year ended December 31, 2009 was as follows:

RSUs
Outstanding at January 1, 2009	751,735
Granted	85,906
Replacement awards issued related to acquisition of Paris Re	521,267
Released	(159,084)
Forfeited	(7,784)

Outstanding at December 31, 2009	1,192,040

The replacement awards were issued at a fair value of $76.96. The RSUs vested in 2009 had a fair value of $9.6 million.

Of the 1,192,040 RSUs outstanding at December 31, 2009, 89,652 and 14,736 are subject to a five year and one year delivery date restriction from the grant date, respectively, and were not released for conversion into shares.

Total unrecognized share-based compensation expense related to unvested RSUs was approximately $12.3 million at December 31, 2009, which is expected to be recognized over a weighted-average period of 1.4 years.

Share-Settled Share Appreciation Rights (SSARs)

During 2009, 2008 and 2007, the Company issued 105,344 SSARs, 339,920 SSARs, and 360,228 SSARs with a weighted average grant date fair value of $8.42, $11.50 and $13.88, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The activity related to the Company’s SSARs for the years ended December 31, 2009, 2008 and 2007 was as follows:

SSARs
Outstanding at January 1, 2009	824,038
Granted	105,344
Exercised	(2,500)

Outstanding at December 31, 2009	926,882
Exercisable at December 31, 2009	481,301

Total unrecognized share-based compensation expense related to unvested SSARs was approximately $2.3 million at December 31, 2009, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company values SSARs issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2009, 2008 and 2007:

Weighted average assumptions used	2009	2008	2007
Expected life	6 years	6 years	6 years
Expected volatility	15.4%	16.0%	18.0%
Risk-free interest rate	2.7%	3.3%	4.6%
Dividend yield	2.6%	2.6%	2.5%

In determining the weighted average assumptions used, the Company used the same methodology as described in share options above.

Warrants

In 2009, the Company issued 27,655 replacement warrants as part of the acquisition of Paris Re. At December 31, 2009, 27,531 warrants are outstanding and fully vested with a weighted average remaining contractual life of 7 years and a weighted average exercise price of $36.58.

14. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from Partner Reinsurance, PartnerRe Europe, PartnerRe U.S., Paris Re France and Paris Re Switzerland (collectively, the reinsurance subsidiaries). The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda, Irish, Swiss and French laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. As of December 31, 2009, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. As of December 31, 2009, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill, intangible assets and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.

The statutory net income (loss) of the Company’s principal reinsurance subsidiaries for the years ended December 31, 2009, 2008 and 2007 was as follows (in millions of U.S. dollars):

	2009 (unaudited)	2008	2007
Partner Reinsurance	$1,050	$485	$765
PartnerRe Europe	307	(137)	(1)
PartnerRe U.S.	89	(30)	36
Paris Re France	30	N/A	N/A
Paris Re Switzerland	59	N/A	N/A

N/A: not applicable

The following table summarizes the statutory shareholders’ equity of the Company’s principal reinsurance subsidiaries as of December 31, 2009 and 2008 (in millions of U.S. dollars):

	2009 (unaudited)	2008
Partner Reinsurance	$3,106	$2,627
PartnerRe Europe	1,549	1,197
PartnerRe U.S.	793	608
Paris Re France	585	N/A
Paris Re Switzerland	1,091	N/A

N/A: not applicable

At December 31, 2009 and 2008, the Company has Swiss and French operations that are branches of PartnerRe Europe and are regulated by the Irish Financial Regulatory Authority, as prescribed by the EU Reinsurance Directive. Paris Re France is regulated by the Autorité de Contrôle des Assurances et des Mutuelles (ACAM). Paris Re Switzerland is regulated by the Swiss Financial Market Supervisory Authority (FINMA).

15. Debt

In October 2005, the Company entered into a loan agreement with Citibank, N.A., under which the Company borrowed $400.0 million. The loan, which had an original maturity of April 2009, bore interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. The Company was not permitted to prepay the loan prior to its maturity, and the loan was not callable or puttable by the lender other than upon an event of default. Citibank, N.A. pledged its rights under the loan agreement, including the proceeds of any repayment or syndication of the loan, to the Company to secure its obligations to the Company under a forward sale agreement (see Note 18), subject to Citibank, N.A.’s right to substitute cash collateral.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

On July 31, 2008, the Company entered into an amendment (Loan Amendment) to the loan agreement with Citibank N.A. Under the terms of the Loan Amendment, the maturity of half of the original $400.0 million loan was extended to July 12, 2010. The remaining half of the original loan retained its original maturity of April 27, 2009. Under the Loan Amendment, the amended half of the loan bears interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter. The interest rate on the unamended half of the loan remained unchanged at 3-month LIBOR plus 0.50%.

On January 8, 2009, the Company entered into a second amendment to the loan agreement with Citibank N.A. Under the terms of the second loan amendment, the Company had a right to prepay the half of the original $400.0 million loan that had a maturity of April 27, 2009. Any such prepayment under the terms of the second loan amendment would be accompanied by payment of accrued and unpaid interest on the prepayment amount. The remaining half of the loan has a maturity of July 12, 2010 and the Company does not have a right to prepay this amount. The loan was otherwise unchanged. On January 14, 2009, the Company elected to repay the half of the original $400.0 million loan that was due April 27, 2009. As of December 31, 2009, the remaining half of the loan with a maturity of July 12, 2010 has been reclassified from long-term debt to current portion of long-term debt.

The Company incurred interest expense of $3.9 million, $15.2 million and $23.5 million and paid interest of $6.3 million, $16.1 million and $23.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, in relation to this loan.

In connection with the acquisition of the reinsurance operations of Winterthur Re in 1998, the Company’s subsidiary, PartnerRe U.S. Corporation (PartnerRe U.S. Holdings) obtained a $220.0 million, 5.81% fixed rate bank loan. The loan was repaid in 2008 using the proceeds from the issuance of the Senior Notes (see Note 16). PartnerRe U.S. Holdings incurred interest expense of $8.7 million and paid interest of $9.6 million for the year ended December 31, 2008 and incurred interest expense and paid interest of $13.0 million for the year ended December 31, 2007 in relation to this loan.

16. Debt Related to Senior Notes and Capital Efficient Notes

Senior Notes

In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect wholly-owned subsidiary of the Company, issued $250.0 million aggregate principal amount of 6.875% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the Senior Notes is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used to redeem the $220.0 million, 5.81% fixed rate bank loan owed by PartnerRe U.S. Holdings and the remaining net proceeds were used for general corporate purposes (see Note 15).

Contemporaneously, PartnerRe U.S. Holdings issued a 6.875% promissory note, with a principal amount of $250.0 million to PartnerRe Finance A. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance A the principal amount on June 1, 2018, unless previously paid. Interest on the promissory note is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008, the Company incurred interest expense of $17.2 million and $10.2 million, respectively, and paid interest of $17.2 million and $8.8 million, respectively.

Capital Efficient Notes (CENts)

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect wholly-owned subsidiary of the Company, issued $250.0 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated CENts. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts is payable semi-annually and commenced on June 1, 2007 through to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s current portion of long-term debt and Senior Notes.

Contemporaneously, PartnerRe U.S. Holdings issued a 6.440% Fixed-to-Floating Rate promissory note, with a principal amount of $257.6 million to PartnerRe Finance II. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance II the principal amount on December 1, 2066, unless previously paid. Interest on the promissory note is payable semi-annually and commenced on June 1, 2007 through to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

On March 2, 2009, the Company announced the commencement of a cash tender offer for any and all of the CENts. Under the terms of the tender offer, PartnerRe Finance II paid holders $500 per $1,000 principal amount of CENts tendered. In addition, holders of the CENts were paid any accrued and unpaid interest on the purchased CENts from the last interest payment date.

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at December 31, 2009 was $63.4 million and $71.0 million, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company incurred interest expense of $7.0 million, $16.6 million and $16.5 million, respectively, and paid interest of $8.0 million, $16.6 million and $17.7 million, respectively.

The Company does not consolidate PartnerRe Finance A, which issued the Senior Notes, or PartnerRe Finance II, which issued the CENts, as they do not meet the consolidation requirements under U.S. GAAP. The Company has reflected the intercompany debt related to the Senior Notes and the CENts in its Consolidated Balance Sheets.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

17. Shareholders’ Equity

Authorized Shares

At December 31, 2009 and 2008, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

	2009	2008
Designated common shares	130.0	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	11.6	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2	9.2
Designated and redeemed preference shares	14.0	14.0
Undesignated	35.2	35.2

	200.0	200.0

Common Shares

During 2009, and pursuant to the acquisition of Paris Re, the Company issued 25.7 million common shares, of which 1.3 million common shares were reissued from treasury.

During 2008, under a maturing forward sale agreement (see Note 18), the Company delivered 3.4 million common shares to the forward counterparty over a 40 day valuation period for total proceeds of $211.6 million. The value received per share was the average daily market price per share over the valuation period, subject to a minimum price per share of $59.37.

During 2009, no shares were repurchased and at December 31, 2009, the Company had 5 million common shares remaining under its then existing share repurchase authorization approved by the Company’s Board of Directors (see Note 25).

During 2008, the Company repurchased 1.5 million of its common shares pursuant to its repurchase program at a total cost of $110.0 million, representing an average cost of $71.79 per share. During 2007, the Company repurchased 3.6 million of its common shares at a total cost of $275.0 million, representing an average cost of $76.06 per share.

At December 31, 2009, 5,000 common shares are held in treasury and available for reissuance.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Net Income per Share

The reconciliation of basic and diluted net income per share for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	2009 (1)	2008	2007
Numerator:
Net income	$1,536,854	$46,567	$717,812
Less: preferred dividends	(34,525)	(34,525)	(34,525)

Net income available to common shareholders	$1,502,329	$12,042	$683,287

Denominator:
Weighted average number of common shares outstanding—basic	62,786.2	54,347.1	56,104.4
Share options and other (2)	1,104.4	1,292.5	1,453.5

Weighted average number of common and common share equivalents outstanding—diluted	63,890.6	55,639.6	57,557.9

Basic net income per share	$23.93	$0.22	$12.18
Diluted net income per share	$23.51	$0.22	$11.87

(1)	Net income and net income available to common shareholders include $4.3 million, and basic net income per share and diluted net income per share include $0.07 per share related to the noncontrolling interests’ share of Paris Re’s net income for the period from October 2, 2009 to December 31, 2009.
(2)	At December 31, 2009, 2008 and 2007, share options to purchase 387.0 thousand, 870.1 thousand and 4.7 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

18. Off-Balance Sheet Arrangements

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

Under the terms of the unamended half of the forward sale agreement, in 2008 the Company delivered 3.4 million common shares to the forward counterparty for total proceeds of $211.6 million (see Note 17).

On July 31, 2008, the Company amended its existing forward sale agreement. Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half was extended to April 2010.

The extension with the forward counterparty allows the Company to deliver 3,366,295 of the 6,732,590 common shares subject to the original contract to the forward counterparty at any time during the remaining term

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

of the agreement, which will mature beginning on April 28, 2010. The future sale price of the Company’s common shares under the amended half of the forward sale agreement will vary depending upon the market price of its common shares over a 40 trading day period surrounding the maturity of the forward sale agreement in April 2010, subject to a minimum price per share of $59.13 and a maximum price per share of $84.23 at December 31, 2009. If the Company elects to settle all or a portion of the forward sale agreement prior to its maturity, the Company will deliver common shares to the forward counterparty and will initially receive the present value of the minimum price per share, and the remaining payment, if any, due the Company will be made at maturity of the agreement based on the excess of the market price of the Company’s common shares over the minimum price per share at maturity of the contract. Settlement of the forward sale agreement may be accelerated by the forward counterparty upon the occurrence of certain events, and the maximum and minimum purchase prices will be reduced or increased quarterly depending on the amount of the Company’s dividends.

Under the terms of the extended forward sale agreement, contract fees of approximately $8.1 million were recorded against additional paid-in capital in 2008 and will be paid over the contract period. Prior to the issuance of shares under the forward sale agreement, this transaction has no other impact on the Company’s common shareholders’ equity, and the Company calculates the dilutive impact related to the forward sale agreement, if any, using the treasury stock method.

For the fourth quarter of 2007, the diluted net income per share included the dilutive effect of 115,350 shares related to this agreement, as the Company’s average share price exceeded the maximum price per share during the fourth quarter of 2007. The 2009 and 2008 diluted net income per share did not include any dilutive effect related to this agreement.

19. Commitments and Contingencies

(a) Concentration of Credit Risk

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued or guaranteed by the U.S. and other AAA-rated sovereign governments. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. Derivative instruments may be used to replicate investment positions, manage currency, market exposure and duration risk, or to enhance investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s derivative contracts. However, the Company diversifies the counterparties to its derivative contracts to reduce credit risk, and because the counterparties to these contracts are high-credit-quality international banks, the Company does not anticipate non-performance. These contracts are generally of short duration and settle on a net basis. The difference between the contract amounts and the related market value represents the Company’s maximum credit exposure.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. As of December 31, 2009 and 2008, the Company has recorded a provision for uncollectible premiums receivable of $10.3 million and $6.5 million, respectively.

The Company is also subject to the credit risk of its cedants in the event of insolvency or the cedant’s failure to honor the value of funds held balances for any other reason. The funds held—directly managed account is with one cedant and is supported by an underlying portfolio of investments, which are managed by the Company (see Note 7). The Company’s credit risk related to funds held is mitigated, to some extent, by the fact that the Company generally has the contractual ability to offset any shortfall in the payment of the premiums receivable or funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2009 (in thousands of U.S. dollars):

Period	Amount
2010	$35,657
2011	34,338
2012	31,514
2013	16,031
2014	12,230
2015 through 2019	25,389

Total future minimum rental payments	$155,159

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $30.9 million, $28.8 million, and $25.9 million, respectively.

(c) Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based compensation, the reimbursement of certain expenses, retention incentive payments, as well as certain severance provisions.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

In addition, the Company has entered into agreements with Paris Re’s Chief Executive Officer that provide for certain termination payments and retirement benefits.

(d) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $44.2 million through 2015.

The Company has entered into strategic investments with unfunded capital commitments totaling $128.0 million through 2014. The Company expects to fund capital commitments of $59.5 million, $43.4 million, $15.1 million, $5.0 million and $5.0 million during 2010, 2011, 2012, 2013 and 2014, respectively.

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

As of December 31, 2009, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Subpoenas

In January 2007, PartnerRe U.S. received a subpoena from the Attorney General for the State of Connecticut requesting information relating to the Company’s participation in certain underwriting agreements that existed in 2002 and prior. The Company has responded promptly to all requests for information.

20. Derivatives

The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at fair value, with changes in fair value mainly recognized in either net foreign exchange gains and losses or net realized and unrealized investment gains and losses in the Consolidated Statements of Operations or accumulated other comprehensive income in the Consolidated Balance Sheets, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

Foreign Exchange Forward Contracts

The Company utilizes foreign exchange forward contracts as part of its overall currency risk management and investment strategies. From time to time, the Company also utilizes foreign exchange forward contracts to hedge a portion of its net investment exposure resulting from the translation of its foreign subsidiaries and branches whose functional currency is other than the U.S. dollar.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Foreign Currency Option Contracts and Futures Contracts

The Company also utilizes foreign currency option contracts to mitigate foreign currency risk. The Company uses exchange traded treasury note futures contracts and commodity futures to manage portfolio duration or to hedge certain investments, respectively.

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to manage market exposures.

The Company assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at December 31, 2009. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives, weather futures and a longevity total return swap for which the underlying risks include parametric weather risks for the weather derivatives and weather futures, and longevity risk for the longevity total return swap.

Total Return and Interest Rate Swaps and Interest Rate Derivatives

The Company has entered into total return swaps referencing various project and principal finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps and interest rate derivatives to mitigate exposure to interest rate volatility.

The fair values and related notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2009		2008
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$4,840	$—	$(37,470)	$443,210
Interest rate derivatives	6,354	400,000	—	—

Total derivatives designated as hedges	$11,194		$(37,470)

Derivatives not designated as hedges
Foreign exchange forward contracts	$1,137	$1,333,862	$32,522	$1,196,830
Foreign currency option contracts	1,680	108,205	(8,027)	123,932
Futures contracts	27,866	1,825,297	7,991	1,122,524
Credit default swaps (protection purchased)	(2,056)	192,996	20,305	295,665
Credit default swaps (assumed risks)	566	22,500	(16,191)	46,130
Insurance-linked securities	(149)	48,962	(5,393)	60,000
Total return swaps	(1,195)	229,165	(24,898)	239,733
Interest rate swaps	(8,166)	—	(12,355)	—
Other	130	—	—	—

Total derivatives not designated as hedges	$19,813		$(6,046)

Total derivatives	$31,007		$(43,516)

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The fair value of all derivatives at December 31, 2009 and 2008 is recorded in other invested assets in the Company’s Consolidated Balance Sheets. The effective portion of net investment hedging derivatives recognized in accumulated other comprehensive income at December 31, 2009 and 2008 was a $66.3 million loss and a $37.5 million loss, respectively. The effective portion of interest rate derivatives in accumulated other comprehensive income at December 31, 2009 was a gain of $6.4 million.

The gains and losses included in the Consolidated Statements of Operations for derivatives not designated as hedges for the years ended December 31, 2009 and 2008 was as follows (in thousands of U.S. dollars):

	2009 Amount of gain (loss) on derivatives recognized in income	2008 Amount of (loss) gain on derivatives recognized in income
Foreign exchange forward contracts	$39,573	$(19,706)
Foreign currency option contracts	5,734	(15,167)

Total included in net foreign exchange gains and losses	$45,307	$(34,873)

Futures contracts	(10,147)	7,150
Credit default swaps (protection purchased)	(15,535)	19,311
Credit default swaps (assumed risks)	7,062	(15,581)
Insurance-linked securities	3,524	5,367
Total return swaps	22,083	(1,049)
Interest rate swaps	4,190	(8,795)
Other	107	449

Total included in net realized and unrealized investment gains and losses	$11,284	$6,852

Total derivatives not designated as hedges	$56,591	$(28,021)

21. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. As of December 31, 2009, the total amount of such credit facilities available to the Company was $1,118.4 million. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $502.6 million and $250.0 million, respectively, at December 31, 2009, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2009 is a $660 million five-year syndicated, unsecured credit facility. This unsecured credit facility has the following terms: (i) a maturity date of September 30, 2010, (ii) a $300 million accordion feature, which enables the Company to potentially increase its available credit from $660 million to $960 million, and (iii) a minimum consolidated tangible net worth requirement as defined below. The ability of the Company to increase its available credit to $960 million is subject to the agreement of the credit facility participants and, given the recent financial crisis and related credit environment, this may be limited.

This facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $330 million as part of the Company’s syndicated unsecured credit facility. At December 31, 2009 and 2008, there were no borrowings under this revolving line of credit.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Some of the credit facilities contain customary default, cross payment and acceleration provisions and require that the Company maintain certain covenants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. At December 31, 2009 and 2008, the Company was not in breach of any of the covenants and no conditions of default existed under its facilities.

In addition to the unsecured credit facilities available to the Company, Paris Re maintains two committed secured letter of credit facilities with a total amount available of $350.0 million. The facilities are used for the issuance of letters of credit, which must be secured fully or partially with cash and/or government bonds and/or investment grade bonds. These credit facilities have maturity dates of January 20, 2011, with respect to a $150.0 million facility, and November 18, 2011, with respect to a $200.0 million facility. The agreements include default covenants, which could require Paris Re to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. At December 31, 2009, no conditions of default existed under these facilities. At December 31, 2009, the outstanding letters of credit issued under these facilities was $250.0 million.

22. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other. The Non-life segment is further divided into five sub-segments: U.S., Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty, Catastrophe and Paris Re.

The U.S. sub-segment includes property, casualty, motor, multiline, agriculture, surety and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes property, casualty and motor business generally originating outside of the United States. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, engineering, energy, marine, specialty property, specialty casualty and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Paris Re sub-segment includes agriculture, aviation/space, catastrophe, credit/surety, energy, engineering, marine, motor, property, specialty casualty, specialty property and other lines underwritten by Paris Re. The Life segment includes life, health and annuity lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment. The following items are not considered in evaluating the results of the Non-life and Life segments: net realized and unrealized investment gains and losses, net realized gain on purchase of CENts, interest expense, amortization of intangible assets, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings and losses of equity investments. Segment results are shown before consideration of intercompany transactions.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables provide a summary of the segment revenues and results for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars, except ratios):

Segment Information

For the Year Ended December 31, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,069	$646	$1,102	$388	$193	$3,398	$595	$8	$4,001
Net premiums written	$1,070	$644	$1,071	$388	$178	$3,351	$591	$7	$3,949
Decrease (increase) in unearned premiums	33	24	(34)	17	134	174	(4)	1	171

Net premiums earned	$1,103	$668	$1,037	$405	$312	$3,525	$587	$8	$4,120
Losses and loss expenses and life policy benefits	(660)	(341)	(648)	(1)	(208)	(1,858)	(440)	2	(2,296)
Acquisition costs	(284)	(165)	(245)	(32)	(46)	(772)	(113)	—	(885)

Technical result	$159	$162	$144	$372	$58	$895	$34	$10	$939
Other income						13	2	7	22
Other operating expenses						(253)	(47)	(131)	(431)

Underwriting result						$655	$(11)	n/a	$530
Net investment income							62	534	596

Allocated underwriting result(1)							$51	n/a	n/a
Net realized and unrealized investment gains								591	591
Net realized gain on purchase of capital efficient notes								89	89
Interest expense								(28)	(28)
Amortization of intangible assets								6	6
Net foreign exchange losses								(1)	(1)
Income tax expense								(262)	(262)
Interest in earnings of equity investments								16	16

Net income								n/a	$1,537

Loss ratio(2)	59.8%	51.0%	62.5%	0.3%	66.7%	52.7%
Acquisition ratio(3)	25.8	24.7	23.6	8.0	14.7	21.9

Technical ratio(4)	85.6%	75.7%	86.1%	8.3%	81.4%	74.6%
Other operating expense ratio(5)						7.2

Combined ratio(6)						81.8%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2008

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,072	$769	$1,172	$413	$3,426	$584	$18	$4,028
Net premiums written	$1,064	$765	$1,150	$413	$3,392	$579	$18	$3,989
Decrease (increase) in unearned premiums	24	32	(104)	(10)	(58)	(3)	—	(61)

Net premiums earned	$1,088	$797	$1,046	$403	$3,334	$576	$18	$3,928
Losses and loss expenses and life policy benefits	(812)	(454)	(721)	(144)	(2,131)	(463)	(15)	(2,609)
Acquisition costs	(261)	(198)	(281)	(37)	(777)	(120)	(2)	(899)

Technical result	$15	$145	$44	$222	$426	$(7)	$1	$420
Other income					4	—	6	10
Other operating expenses					(231)	(43)	(91)	(365)

Underwriting result					$199	$(50)	n/a	$65
Net investment income						67	506	573

Allocated underwriting result(1)						$17	n/a	n/a
Net realized and unrealized investment losses							(531)	(531)
Interest expense							(51)	(51)
Net foreign exchange gains							6	6
Income tax expense							(10)	(10)
Interest in losses of equity investments							(5)	(5)

Net income							n/a	$47

Loss ratio(2)	74.6%	56.9%	69.0%	35.8%	63.9%
Acquisition ratio(3)	24.0	24.9	26.8	9.2	23.3

Technical ratio(4)	98.6%	81.8%	95.8%	45.0%	87.2%
Other operating expense ratio(5)					6.9

Combined ratio(6)					94.1%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the Year Ended December 31, 2007

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other(A)	Total
Gross premiums written	$1,020	$740	$1,049	$401	$3,210	$597	$3	$3,810
Net premiums written	$1,020	$738	$1,026	$401	$3,185	$569	$3	$3,757
(Increase) decrease in unearned premiums	(21)	20	(20)	39	18	2	—	20

Net premiums earned	$999	$758	$1,006	$440	$3,203	$571	$3	$3,777
Losses and loss expenses and life policy benefits	(608)	(523)	(450)	(46)	(1,627)	(455)	—	(2,082)
Acquisition costs	(241)	(191)	(260)	(42)	(734)	(116)	—	(850)

Technical result	$150	$44	$296	$352	$842	$—	$3	$845
Other income (loss)					7	—	(24)	(17)
Other operating expenses					(214)	(33)	(80)	(327)

Underwriting result					$635	$(33)	n/a	$501
Net investment income						54	469	523

Allocated underwriting result(1)						$21	n/a	n/a
Net realized investment losses							(72)	(72)
Interest expense							(54)	(54)
Net foreign exchange losses							(15)	(15)
Income tax expense							(82)	(82)
Interest in losses of equity investments							(83)	(83)

Net income							n/a	$718

Loss ratio(2)	60.8%	69.0%	44.7%	10.5%	50.8%
Acquisition ratio(3)	24.1	25.2	25.9	9.6	22.9

Technical ratio(4)	84.9%	94.2%	70.6%	20.1%	73.7%
Other operating expense ratio(5)					6.7

Combined ratio(6)					80.4%

(A)	The Company reports the results of ChannelRe Holdings on a one-quarter lag. The 2007 period includes the Company’s share of ChannelRe Holdings’ net loss and a charge which represents the write-down of its total investment in ChannelRe Holdings due to anticipated unrealized mark-to-market losses on Channel Reinsurance Ltd’s credit derivative portfolio, which it expected to incur during the three months ended December 31, 2007, for a total of $92.8 million (see Note 24).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Non-life
Property and casualty
Casualty	12%	15%	17%
Property	17	16	17
Motor	6	6	5
Multiline and other	2	3	3
Specialty
Agriculture	8	7	4
Aviation/Space	5	5	5
Catastrophe	10	10	11
Credit/Surety	6	7	7
Engineering	5	5	5
Energy	3	2	2
Marine	5	4	4
Specialty casualty	3	4	3
Specialty property	3	2	2
Life	15	14	15

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
North America	41%	41%	42%
Europe	41	46	45
Latin America, Caribbean and Africa	10	8	7
Asia, Australia and New Zealand	8	5	6

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 6% of total gross premiums written during the year ended December 31, 2009 and more than 7% during the years ended December 31, 2008 and 2007.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2009, 2008 and 2007. The brokers accounted for 25%, 23%, and 17% and 19%, 19%, and 19% of gross premiums written for the years ended December 31, 2009, 2008 and 2007, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Non-life
U.S.	78%	71%	64%
Global (Non-U.S.) P&C	29	30	29
Global (Non-U.S.) Specialty	26	25	19
Catastrophe	71	74	47
Paris Re	44	N/A	N/A
Life	18	18	17

N/A: Not applicable

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

23. Unaudited Quarterly Financial Information

	2009				2008
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter(1)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$904.4	$891.5	$844.7	$1,308.1	$752.4	$869.2	$956.3	$1,411.6
Net premiums earned	1,336.6	1,090.7	826.1	866.5	984.3	1,078.5	955.5	909.8
Net investment income	182.0	145.4	135.6	133.1	144.3	146.1	145.5	137.0
Net realized and unrealized investment gains (losses)	25.0	330.2	306.5	(70.1)	64.0	(324.2)	(296.2)	25.1
Net realized gain on purchase of capital efficient notes	—	—	—	88.4	—	—	—	—
Other income (loss)	6.0	8.4	3.4	4.6	7.9	(3.8)	4.6	1.6

Total revenues	1,549.6	1,574.7	1,271.6	1,022.5	1,200.5	896.6	809.4	1,073.5
Losses and loss expenses and life policy benefits	743.3	574.2	458.9	518.9	718.9	752.0	548.7	589.7
Acquisition costs	271.1	232.5	181.7	200.0	233.7	232.8	228.2	204.2
Other operating expenses	146.5	102.2	98.5	83.6	89.1	86.9	96.7	92.3
Interest expense	6.6	6.2	6.3	9.1	12.5	11.9	14.9	11.9
Amortization of intangible assets	(6.1)	—	—	—	—	—	—	—
Net foreign exchange (gains) losses	(4.1)	1.0	1.2	3.4	(14.1)	4.6	(1.5)	4.8

Total expenses	1,157.3	916.1	746.6	815.0	1,040.1	1,088.2	887.0	902.9
Income (loss) before taxes and interest in earnings (losses) of equity investments	392.3	658.6	525.0	207.5	160.4	(191.6)	(77.6)	170.6
Income tax expense (benefit)	51.9	93.4	57.0	59.8	59.9	(39.5)	(53.4)	42.7
Interest in earnings (losses) of equity investments	14.0	1.5	6.2	(6.2)	(5.2)	0.4	(1.8)	1.1

Net income (loss)	354.4	566.7	474.2	141.5	95.3	(151.7)	(26.0)	129.0
Preferred dividends	8.6	8.6	8.6	8.6	8.6	8.6	8.6	8.6

Net income (loss) available to common shareholders	$345.8	$558.1	$465.6	$132.9	$86.7	$(160.3)	$(34.6)	$120.4
Basic net income (loss) per common share	$4.34	$9.60	$8.23	$2.35	$1.56	$(3.01)	$(0.64)	$2.22
Diluted net income (loss) per common share	4.25	9.44	8.10	2.32	1.53	(3.01)	(0.64)	2.16
Dividends declared per common share	0.47	0.47	0.47	0.47	0.46	0.46	0.46	0.46

(1)	The Company’s results for the three months and year ended December 31, 2009 include the results of Paris Re from October 2, 2009 to December 31, 2009.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

24. Summarized Financial Information of ChannelRe Holdings

ChannelRe Holdings is a non-publicly traded financial guaranty reinsurer based in Bermuda, which assumed a portfolio of in-force business from MBIA, and which participated in MBIA reinsurance treaties and provided facultative reinsurance support to MBIA. The Company’s investment represents 20% of the common shares of Channel Reinsurance Ltd. (Channel Reinsurance), which is a subsidiary and the primary asset of ChannelRe Holdings. The investment in ChannelRe Holdings is accounted for using the equity method. The Company’s share of ChannelRe Holdings’ net income and accumulated other comprehensive income is reported in the Company’s net income and accumulated other comprehensive income, respectively, on a one-quarter lag. The Company calculates its share of ChannelRe Holdings’ net income and accumulated other comprehensive income on the basis of the Company’s ownership percentage of ChannelRe Holdings’ common shares currently outstanding.

The following tables provide summarized financial information for ChannelRe Holdings. As the Company calculates its share of ChannelRe Holdings’ results on a one-quarter lag, the results presented below include summarized financial information for the twelve month periods from October 1 to September 30.

In addition to ChannelRe Holdings’ results for the twelve month period ended September 30, 2007 below, the Company recorded an additional charge of $87 million in its Consolidated Statements of Operations for the year ended December 31, 2007. This additional charge represented the write-down to $nil of its investment in ChannelRe Holdings due to unrealized mark-to-market losses on Channel Reinsurance’s credit derivative portfolio, which Channel Reinsurance expected to incur during the three months ended December 31, 2007, and which were expected to result in ChannelRe Holdings having negative U.S. GAAP shareholders’ equity at that date. ChannelRe Holdings’ financial statements as of December 31, 2007 and September 30, 2008 and 2009 did present negative U.S. GAAP shareholders’ equity, and accordingly at December 31, 2009 and 2008, the carrying value of the Company’s investment in ChannelRe Holdings remains $nil.

As ChannelRe Holdings has a financial year-end of December 31, this information is not presented in the annual financial statements of ChannelRe Holdings.

Balance Sheet Data (in millions of U.S. dollars):

	September 30, 2009	September 30, 2008
Total investments and cash	$752	$699
Derivative assets	—	86
Reinsurance premiums receivable	98	—
Other assets	116	41

Total assets	$966	$826
Deferred premium revenue	$223	$123
Loss and loss adjustment expense reserves	24	41
Derivative liabilities	762	743
Other liabilities	69	9

Total liabilities	1,078	916
Noncontrolling interests	(29)	(25)
Shareholders’ deficit	(83)	(65)

Total liabilities, noncontrolling interests and shareholders’ deficit	$966	$826

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Income Statement Data (in millions of U.S. dollars):

	For the period from October 1, 2008 to September 30, 2009	For the period from October 1, 2007 to September 30, 2008	For the period from October 1, 2006 to September 30, 2007
Premiums earned	$41	$48	$45
Net investment income	25	30	29

Total revenues	66	78	74
Losses incurred	24	27	12
Acquisition costs	11	12	12
Operating expenses	11	3	4

Total expenses	46	42	28
Net realized and unrealized losses	(105)	(541)	(75)
Noncontrolling interests	24	141	8

Net loss	$(61)	$(364)	$(21)

25. Subsequent Events

In February 2010, the Company repurchased 1.8 million of its common shares at a total cost of $140.0 million, representing an average cost of $75.83 per share. On February 25, 2010, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization up to a total of 8 million common shares.

On February 27, 2010, a major earthquake measuring 8.8 on the Richter scale caused substantial damage in southern Chile. The Company has exposure to this event in Chile primarily through its property and casualty, specialty and catastrophe lines. In addition, on February 28, 2010, Atlantic storm Xynthia swept across parts of France, Portugal and Spain causing torrential rain and widespread flooding. The Company is exposed to this event primarily through its property and catastrophe lines. The Company is currently assessing its potential claims relating to these events, but information as of March 1, 2010 is not sufficient to arrive at reasonable estimates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
March 1, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2009, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We have excluded from our assessment of internal control an assessment of the financial reporting at Paris Re, which was acquired on October 2, 2009 and whose financial statements constitute approximately 25% of total assets and approximately 5% of revenues and net income of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2009.

Based on our assessment and those criteria, which excluded an assessment of internal controls over financial reporting at Paris Re, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Deloitte & Touche, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.

Changes in Internal Control Over Financial Reporting

On October 2, 2009, the Company completed its acquisition of Paris Re. The Company is currently in the process of integrating the internal controls and procedures of Paris Re and its subsidiaries into its internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of internal control the internal control over financial reporting at PARIS RE Holdings Limited (Paris Re), which was acquired on October 2, 2009 and whose financial statements constitute approximately 25% of total assets and approximately 5% of revenues and net income of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Paris Re. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
March 1, 2010

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

The information with respect to security ownership of certain beneficial owners and management is contained under the captions Security Ownership of Certain Beneficial Owners, Management and Directors in the Proxy Statement and is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

As part of the Company’s long-term incentive compensation for executives and employees, the Company maintains the PartnerRe Ltd. 2005 Employee Equity Plan as amended and restated. In addition, for directors, the Company maintains the PartnerRe 2003 Non-Employee Director Stock Plan. These two plans enable employees and directors to acquire and maintain share ownership, thereby strengthening their commitment to PartnerRe and promoting a commonality of interest among directors, employees and shareholders. The Company finds that the existence of such plans helps to attract and retain key employees. In connection with the Paris Re acquisition, the Company assumed Paris Re’s equity compensation plans (see Note 13 to Consolidated Financial Statements).

The following table sets out details of the Company’s equity compensation plans, both active and expired, as of December 31, 2009. In May 2000, the Company’s shareholders approved the establishment of the Employee Share Purchase Plan (ESPP) and authorized the issuance of up to 500,000 shares under the ESPP. In 2002, the Company established the Swiss Share Purchase Plan (SSPP) to offer a competitive benefit to its employees in Switzerland. Concurrently, the Compensation Committee approved a reduction in the number of shares available for issue under the ESPP to 300,000 in order to make 200,000 shares available for issue under the SSPP. In 2008, the Compensation Committee approved the transfer of 56,178 shares from the SSPP to the ESPP. The ESPP expired in November 2009 and a new plan was approved by shareholders in May 2009 authorizing the issuance of 600,000 shares under the new ESPP. All equity compensation plans, with the exception of the SSPP and Paris Re’s equity compensation plans, have been approved by shareholders (see Note 13 to Consolidated Financial Statements).

	A		B		C
Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants & Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants & Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	3,781,143	(1)	$61.13	(3)	2,543,008	(5)
Equity compensation plans not approved by shareholders	1,099,528	(2)	$66.21	(4)	64,944	(6)
Total	4,880,671		$61.93		2,607,952

(1)	Includes 69,790 shares that relate to the 1993 Non-Employee Director Stock Plan, 411,768 shares that relate to the 2003 Non-Employee Director Stock Plan, 3,752 shares that relate to the 1993 Stock Option Plan, 1,730,376 shares that relate to the Employee Incentive Plan, and 1,565,457 shares that relate to the 2005 Employee Equity Plan. Column A includes restricted share unit awards but does not include the estimated number of shares to be purchased pursuant to the ESPP or the SSPP during the current offering period, which commenced on December 1, 2009, and will close on May 31, 2010.
(2)	Includes 27,531 warrants that relate to the Paris Re 2006 Equity Purchase Plan, 370,966 shares that relate to the Paris Re 2006 Equity Incentive Plan, 136,313 shares that relate to the Paris Re 2006 Executive Equity Incentive Plan and 564,718 shares that relate to the Paris Re 2007 Equity Incentive Plan.
(3)	The weighted average exercise price of outstanding options is $50.44 per share under the 1993 Non-Employee Director Stock Plan, $65.98 per share under the 2003 Non-Employee Director Stock Plan, $44.37 per share under the 1993 Stock Option Plan, $54.83 per share under the Employee Incentive Plan, and $71.17 per share under the 2005 Employee Equity Plan. The weighted average exercise price does not take into account any restricted share unit awards or the estimated number of shares to be purchased pursuant to the ESPP or SSPP during the current offering period (defined above).
(4)	The weighted average exercise price of outstanding options is $84.28 per share under the Paris Re 2007 Equity Incentive Plan and $66.27 per share under both the Paris Re 2006 Executive Equity Incentive Plan and the Paris Re 2006 Equity Incentive Plan. The weighted average exercise price of outstanding warrants is $36.58 per warrant under the Paris Re 2006 Equity Purchase Plan. The weighted average exercise price does not take into account any restricted share unit awards.
(5)	Includes 335,248 shares remaining available for grant under the 2003 Non-Employee Director Stock Plan, 634,626 shares and 1,004,176 restricted share unit awards remaining available for issue under the 2005 Employee Equity Plan. Includes 568,958 shares remaining available for issue under the ESPP and excludes the estimated number of shares to be purchased in the current offering period. The 1993 Non-Employee Director Stock Plan, the 1993 Stock Option Plan, and the Employee Incentive Plan have expired.
(6)	Includes 64,944 shares remaining available for issue under the SSPP and excludes the estimated number of shares to be purchased in the current offering period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number

(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—as of December 31, 2009					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2009, 2008 and 2007					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2009, 2008 and 2007					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2009, 2008 and 2007					X

3.	Exhibits

Included on page 206

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

PARTNERRE LTD.

By:	/S/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK A. THIELE Patrick A. Thiele	President and Chief Executive Officer and Director	March 1, 2010

/S/ ALBERT A. BENCHIMOL Albert A. Benchimol	Executive Vice President and Chief Financial Officer	March 1, 2010

/S/ WILLIAM BABCOCK William Babcock	Group Finance Director	March 1, 2010

/S/ LAURIE A. DESMET Laurie A. Desmet	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

/S/ JOHN A. ROLLWAGEN John A. Rollwagen	Chairman of the Board of Directors	March 1, 2010

/S/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	March 1, 2010

/S/ JUDITH HANRATTY Judith Hanratty	Director	March 1, 2010

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	March 1, 2010

/S/ ROBERTO MENDOZA Roberto Mendoza	Director	March 1, 2010

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Director	March 1, 2010

/S/ RÉMY SAUTTER Rémy Sautter	Director	March 1, 2010

/S/ LUCIO STANCA Lucio Stanca	Director	March 1, 2010

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	March 1, 2010

/S/ JURGEN ZECH Jurgen Zech	Director	March 1, 2010

/S/ DAVID ZWEINER David Zweiner	Director	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 1, 2010; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
March 1, 2010

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2009

(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1) (2)	Fair Value (2)		Amount at which shown in the balance sheet (2)
Fixed Maturities:
Bonds:
United States government and government agencies and authorities	$3,456,802		$3,514,693	$3,514,693
Foreign governments	3,012,004		3,059,304	3,059,304
Convertibles and bonds with warrants attached	4,980		5,790	5,790
Public utilities	523,844		541,747	541,747
All other corporate bonds	6,859,210		7,021,559	7,021,559

Total fixed maturities	13,856,840		14,143,093	14,143,093

Equity Securities:
Common stocks:
Banks, trust and insurance companies	117,837		116,078	116,078
Public utilities	26,654		27,394	27,394
Industrial, miscellaneous and all other	586,896		652,067	652,067

Total equity securities	731,387		795,539	795,539

Other long-term investments	63,915		xxxxxxxx	94,046
Short-term investments	134,830		137,346	137,346

Total investments	$14,786,972	$	xxxxxxxx	$15,170,024

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Original cost of equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.
(2)	Excludes the investment portfolio underlying the funds held – directly managed account. While the net investment income and net realized and unrealized gains and losses inure to the benefit of the Company, the Company does not legally own the investments.

The above table includes the Company’s trading securities as well as other long-term investments and excludes its cash holdings and all investments accounted for using the cost method or equity method.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars except parenthetical share and per share data)

	December 31, 2009	December 31, 2008
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$3,503	$178,528
Investments in subsidiaries	8,105,905	5,257,047
Intercompany loans and balances receivable	503,359	8,803
Other	23,395	(27,569)

Total assets	$8,636,162	$5,416,809

Liabilities
Current portion of long-term debt	$200,000	$200,000
Long-term debt	—	200,000
Intercompany loans and balances payable	758,612	787,026
Accounts payable, accrued expenses and other	31,823	30,675

Total liabilities	990,435	1,217,701

Shareholders’ Equity
Common shares (par value $1.00, issued: 2009, 82,585,707 shares; 2008, 57,748,507 shares)	82,586	57,749
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 11,600,000 shares; aggregate liquidation preference: 2009 and 2008, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2009 and 2008, 9,200,000 shares; aggregate liquidation preference: 2009 and 2008, $230,000,000)	9,200	9,200
Additional paid-in capital	3,357,004	1,465,688
Accumulated other comprehensive income:
Currency translation adjustment	82,843	34,888
Other accumulated comprehensive income (loss), net of tax	2,084	(12,080)
Retained earnings	4,100,782	2,729,662
Common shares held in treasury, at cost (2009, 5,000 shares; 2008, 1,295,173 shares)	(372)	(97,599)

Total shareholders’ equity	7,645,727	4,199,108

Total liabilities and shareholders’ equity	$8,636,162	$5,416,809

(1)	The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect wholly-owned finance subsidiary of the Company, related to the remaining $63.4 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s current portion of long-term debt.

The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A, an indirect wholly-owned finance subsidiary of the Company, related to the issuance of $250.0 million aggregate principal amount of 6.875% Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company.

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Revenues
Net investment (loss) income	$(375)	$68	$15,845
Interest income on intercompany loans	—	—	17,478
Net realized investment gains (losses)	18,582	(1,477)	—

Total revenues	18,207	(1,409)	33,323

Expenses
Other operating expenses	103,293	72,698	66,620
Interest expense on intercompany loans	6,425	17,093	30,234
Interest expense	3,919	15,592	24,508
Net foreign exchange losses (gains)	4,517	(3,828)	(13,818)

Total expenses	118,154	101,555	107,544

Loss before equity in net income of subsidiaries	(99,947)	(102,964)	(74,221)
Equity in net income of subsidiaries	1,636,801	149,531	792,033

Net income	$1,536,854	$46,567	$717,812

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Cash flows from operating activities
Net income	$1,536,854	$46,567	$717,812
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(1,636,801)	(149,531)	(792,033)
Other, net	8,203	26,677	33,102

Net cash used in operating activities	(91,744)	(76,287)	(41,119)

Cash flows from investing activities
Advances to/from subsidiaries, net	508,213	(61,465)	368,599
Net issue of intercompany loans receivable and payable	—	250,000	155,266
Investments in subsidiaries	(175,111)	—	(405,861)
Other, net	(2,851)	(1,393)	(1,083)
Foreign exchange forward contracts	(71,303)	—	—

Net cash provided by investing activities	258,948	187,142	116,921

Cash flows from financing activities
Cash dividends paid to shareholders	(151,851)	(134,627)	(130,931)
Repayment of debt	(200,000)	—	—
Net issuance of common shares and treasury shares	16,034	222,736	37,907
Repurchase of common shares	—	(110,017)	(275,039)
Contract fees on forward sale agreement	(5,070)	(10,006)	(10,414)

Net cash used in financing activities	(340,887)	(31,914)	(378,477)

Effect of foreign exchange rate changes on cash	(1,342)	(1,917)	—
(Decrease) increase in cash and cash equivalents	(175,025)	77,024	(302,675)
Cash and cash equivalents—beginning of year	178,528	101,504	404,179

Cash and cash equivalents—end of year	$3,503	$178,528	$101,504

Supplemental cash flow information:
Interest paid	$14,362	$34,812	$68,517

(1)	The Company received non-cash dividends from its subsidiaries of $600.0 million, $nil and $450.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	The acquisition of assets and liabilities as part of the Paris Re acquisition involved non-cash share for share transactions which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.
(3)	In 2007, the Company settled intercompany loans receivable and payable with subsidiaries in exchange for ownership in the subsidiaries.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income (1)	Losses Incurred	Amortization of DAC	Other Operating Expenses (2)	Premiums Written
2009
Non-life	$343,729	$10,811,483	$1,684,015	—	$3,524,690	N/A	$1,857,481	$771,684	$252,861	$3,350,909
Life	271,091	—	21,724	$1,615,193	587,553	$61,833	440,337	112,920	47,247	N/A
Corporate and Other	37	—	1,077	—	7,582	534,238	(2,522)	610	130,700	6,911

Total	$614,857	$10,811,483	$1,706,816	$1,615,193	$4,119,825	$596,071	$2,295,296	$885,214	$430,808	$3,357,820

2008
Non-life	$313,039	$7,510,666	$1,254,746	—	$3,333,922	N/A	$2,130,951	$777,550	$230,615	$3,392,660
Life	303,940	—	16,873	$1,432,015	576,428	$66,615	462,982	119,994	43,439	N/A
Corporate and Other	142	—	2,168	—	17,674	506,349	15,287	1,338	90,955	17,788

Total	$617,121	$7,510,666	$1,273,787	$1,432,015	$3,928,024	$572,964	$2,609,220	$898,882	$365,009	$3,410,448

2007
Non-life	$327,982	$7,231,436	$1,249,562	—	$3,203,876	N/A	$1,627,510	$734,120	$214,258	$3,184,933
Life	313,782	—	16,125	$1,541,687	570,764	$53,823	454,752	115,537	32,718	N/A
Corporate and Other	54	—	2,186	—	2,831	469,436	199	58	79,510	2,929

Total	$641,818	$7,231,436	$1,267,873	$1,541,687	$3,777,471	$523,259	$2,082,461	$849,715	$326,486	$3,187,862

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment.
(2)	Other operating expenses are a component of underwriting result for the Non-life and Life segments. Other operating expenses included in Corporate and Other represent corporate expenses, including Paris Re, and other operating expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2009
Life reinsurance in force	—	$1,636,933	$204,704,933	$203,068,000	101%
Premiums earned
Life	—	$4,608	$570,118	$565,510	101%
Accident and health	—	—	22,043	22,043	100%
Property and casualty	$8,390	77,946	3,601,828	3,532,272	102%

Total premiums	$8,390	$82,554	$4,193,989	$4,119,825	102%

2008
Life reinsurance in force	—	$4,451,144	$164,674,622	$160,223,478	103%
Premiums earned
Life	—	$6,002	$567,619	$561,617	101%
Accident and health	—	—	14,811	14,811	100%
Property and casualty	$7,327	33,678	3,377,947	3,351,596	101%

Total premiums	$7,327	$39,680	$3,960,377	$3,928,024	101%

2007
Life reinsurance in force	—	$9,453,511	$139,228,160	$129,774,649	107%
Premiums earned
Life	—	$27,576	$582,530	$554,954	105%
Accident and health	—	—	15,810	15,810	100%
Property and casualty	$5,763	25,349	3,226,293	3,206,707	101%

Total premiums	$5,763	$52,925	$3,824,633	$3,777,471	101%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2009	$343,766	$10,811,483	$1,685,092	$3,532,272	$1,854,959	$772,294	$2,043,878	$3,357,820
2008	313,181	7,510,666	1,256,914	3,351,596	2,146,238	778,888	1,580,819	3,410,448
2007	328,036	7,231,436	1,251,748	3,206,707	1,627,709	734,178	1,620,367	3,187,862

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.	8-K	3.1	May 28, 2009	001-14536 09857978

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536 03680524

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536 03680524

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 041136085

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 041136085

4.9	Junior Subordinated Indenture and First Supplemental Junior Subordinated Indenture.	8-K	4.1 4.2	November 7, 2006	001-14536 061194484

4.10	Junior Subordinated Debt Securities Guarantee Agreement and First Supplemental Junior Subordinated Debt Securities Guarantee Agreement.	8-K	4.3 4.4	November 7, 2006	001-14536 061194484

4.11	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 08860178

4.12	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 08860178

4.13	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 08860178

4.14	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 08860178

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.1	Investor Subscription Agreement, between PartnerRe Holdings Ltd. and certain Investors, dated as of August 25, 1993.	F1	10.1	August 23, 1993	33-68042

10.2	Sponsor Subscription Agreement, among PartnerRe Holdings Ltd., Head Insurance Investors III (Bermuda) L.P. and Swiss Reinsurance Company, dated as of August 25, 1993.	F1	10.4	August 23, 1993	33-68042

10.3	Stock Purchase Agreement dated November 1, 2002 between PartnerRe Ltd., Swiss Reinsurance Company, Swiss Re Capital Management (Bermuda) Ltd and European Reinsurance Company of Zurich.	8-K	99.2	November 4, 2002	001-14536 02807338

10.4	Amended Credit Agreement dated as of September 30, 2005, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	October 6, 2005	001-14536 051126886

10.4.1	Second Amendment to Credit Agreement dated as of April 18, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.	8-K	10.1	May 22, 2007	001-14536 07871708

10.4.2	Third Amendment to Credit Agreement dated as of August 17, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.	10-K	10.4.4	February 29, 2008	001-14536 08653416

10.4.3	Fourth Amendment to Credit Agreement dated as of December 19, 2007, among the Company, various designated subsidiary borrowers and various lending institutions.	10-K	10.4.5	February 29, 2008	001-14536 08653416

10.4.4	Fifth Amendment to Credit Agreement dated as of February 25, 2009, among the Company, various designated subsidiary borrowers and various lending institutions.	10-K	10.4.6	February 27, 2009	001-14536 09640890

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 04957898

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 05988483

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.5.2	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 08653416

10.6	Loan Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.1	October 31, 2005	001-14536 051166766

10.6.1	Forward Sale Agreement between PartnerRe Ltd. and Citibank, N.A. dated October 25, 2005.	8-K	10.2	October 31, 2005	001-14536 051166766

10.6.2	Amendment dated July 31, 2008, to the Confirmation dated as of October 25, 2005 between PartnerRe Ltd. and Citibank, N.A.	8-K	10.1	August 4, 2008	001-14536 08988788

10.6.3	Amendment dated July 31, 2008, to the Loan Agreement dated as of October 25, 2005 between PartnerRe Ltd. and Citibank, N.A.	8-K	10.2	August 4, 2008	001-14536 08988788

10.6.4	Second Amendment to Loan Agreement dated as of January 8, 2009, to the Loan Agreement as of October 25, 2005, between PartnerRe Ltd. and Citibank, N.A.	8-K	10.1	January 12, 2009	001-14536 09522024

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26, 1997	0-2253

10.9	Amended Employee Incentive Plan, dated as of May 19, 2000.	10-Q	10.3	August 14, 2000	001-14536

10.9.1	Amended and Restated 2005 Employee Equity Plan, dated as of May 22, 2008.	10-Q	10.1	August 8, 2008	001-14536 08999785

10.10	Amended and Restated Employee Share Purchase Plan effective June 1, 2002.	10-Q	10.1	August 14, 2002	001-14536 02731849

10.10.1	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 09998853

10.11	PartnerRe Ltd. Swiss Share Purchase Plan effective May 22, 2009.	10-Q	10.3	August 10, 2009	001-14536 09998853

10.12	PartnerRe Ltd. 2003 Non-Employee Directors Share Plan dated May 22, 2009.	10-Q	10.2	August 10, 2009	001-42536 09998853

10.13	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.01	September 20, 2004	001-14536 041037442

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.14	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.02	September 20, 2004	001-14536 041037442

10.15	Form of PartnerRe Ltd. Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 05621655

10.16	Form of PartnerRe Ltd. Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 05621655

10.16.1	Form of Executive Restricted Shares Unit Award Agreement.	8-K	10.2	May 16, 2005	001-14536 05835956

10.16.2	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536 05835956

10.16.3	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536 05835956

10.16.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 05835956

10.16.5	PartnerRe Ltd. Change in Control Policy.	8-K	99.1	May 14, 2009	001-14536 09826945

10.17	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536 05673024

10.17.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536 051206658

10.17.2	Amended Executive Total Compensation Program.	10-Q	10.17	November 4, 2009	001-14536 091158470

10.17.3	Board of Directors Compensation Program for Non-Executive Directors.	10-K	10.17.2	February 27, 2009	001-14536 09640890

10.19	Employment Agreement between PartnerRe Ltd. and Scott D. Moore, amended as of March 31, 1998.	10-K	10.11	March 30, 1999	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Scott D. Moore, dated as of July 5, 2000.	10-Q	10.2	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.20.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.22	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.22.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536 02584632

10.22.2	Letter Agreement Between PartnerRe Ltd. and Patrick A. Thiele dated May 15, 2007.	10-Q	10.1	August 9, 2007	001-14536 071037066

10.22.3	Amended and Restated Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 19, 2009.					X

10.23	Employment Agreement between Partner Reinsurance Company Ltd. and Costas Miranthis dated as of September 1, 2007.	8-K	10.1	October 1, 2007	001-14536 071146993

10.24	Executive Employment Agreement between Partner Reinsurance Company of the U.S. and Tad Walker dated January 6, 2009.	8-K	10.1	January 6, 2009	001-14536 09510906

10.25	Executive Employment Agreement between PartnerRe Capital Markets Corp. and Albert A. Benchimol dated as of January 1, 2009.	8-K	10.1	February 11, 2009	001-14536 09589545

10.26	Securities Purchase Agreement dated as of July 4, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 9, 2009	001-14536 09937187

10.26.1	Amendment No. 1 to the Securities Purchase Agreement dated as of July 17, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 23, 2009	001-14536 09957790

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.26.2	Amendment No. 2 to the Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH, PARIS RE Holdings Limited and the sellers named therein.	8-K	2.2	September 29, 2009	001-14536 091093820

10.26.3	Transaction Agreement dated as of July 4, 2009 between PartnerRe Ltd. and PARIS RE Holdings Limited.	8-K	2.2	July 9, 2009	001-14536 09937187

10.26.4	Amendment No. 1 to the Transaction Agreement dated as of September 28, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and PartnerRe Holdings II Switzerland GmbH.	8-K	2.1	September 29, 2009	001-14536 091093820

10.26.5	Form of Investor Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.3	July 9, 2009	001-14536 09937187

10.26.6	Form of Registration Rights Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.4	July 9, 2009	001-14536 09937187

10.26.7	Tender and Support Agreement dated as of July 4, 2009 between PartnerRe Ltd. and Hans-Peter Gerhardt.	8-K	2.5	July 9, 2009	001-14536 09937187

10.26.8	Tender and Support Agreement dated as of July 4, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd. and OZ Europe Master Fund Ltd.	8-K	2.6	July 9, 2009	001-14536 09937187

10.26.9	Amendment No. 1 to the Tender and Support Agreement dated as of July 25, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd., OZ Europe Master Fund Ltd. and OZ Select Master Fund, Ltd.	8-K	2.2	July 27, 2009	001-14536 09965322

10.26.10	Form of Securities Purchase Agreement dated as of July 17, 2009 and effective as of July 25, 2009 between PartnerRe Ltd. and each seller named therein.	8-K	2.1	July 27, 2009	001-14536 09965322

10.26.11	Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH and Mr. Hans-Peter Gerhardt.	8-K	2.3	September 29, 2009	001-14536 091093820

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.26.12	Form of Securities Purchase Agreement dated as of October 15, 2009 and effective as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the seller named therein.	8-K	2.1	October 23, 2009	001-14536 09113457

10.26.13	Form of Voting Agreement dated as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the shareholder named therein.	8-K	2.2	October 23, 2009	001-14536 091134537

10.27.1	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.					X

10.27.2	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.					X

10.27.3	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.					X

10.27.4	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.					X

10.27.5	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.					X

10.27.6	USD 200,000,000 Committed Standby Letter of Credit Facility dated December 18, 2008 between PARIS RE and Natixis					X

10.27.7	Charge over Custody Accounts dated December 18, 2008 between PARIS RE and Natixis.					X

10.27.8	Account Control Agreement dated December 18, 2008 between PARIS RE, BNY Mellon Asset Servicing B.V., London Branch and Natixis.					X

10.27.9	USD 150,000,000 Committed Standby Letter of Credit Facility dated January 21, 2009 between PARIS RE and CALYON with English translation.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.27.10	Charge over Custody Accounts dated January 21, 2009 between PARIS RE and CALYON.					X

10.27.11	Account Control Agreement between PARIS RE, BNY Mellon Asset Servicing B.V., London Branch and CALYON.					X

10.28	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 091158470

14.1	Code of Business Conduct and Ethics.	10-K	14.1	February 29, 2008	001-14536 08653416

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

23.2	Consent of Mazars.					X

23.3	Letter Regarding Unaudited Interim Financial Information from Mazars					X

31.1	Certification of Patrick A. Thiele, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Patrick A. Thiele, Chief Executive Officer, and Albert A. Benchimol, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

99.1	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and the period from February 12, 2004 (date of inception) to December 31, 2004.	10-K/A	99.2	May 25, 2007	001-14536 07881076

99.2	Unaudited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.	10-K/A	99.3	June 23, 2008	001-14536 08912468

99.3	Audited Consolidated Financial Statements of PARIS RE Holdings Limited for the years ended December 31, 2008 and 2007 and the period from March 27, 2006 to December 31, 2006.	DEFM14A		August 24, 2009	001-14536 091030342

99.4	Unaudited Interim Consolidated Financial Statements of PARIS RE Holdings for the six months ended June 30, 2009 and 2008.	DEFM14A		August 24, 2009	001-14536 091030342