Form 10-Q
period 2010-03-31
PARTNERRE LTD
filed 2010-05-10
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of May 3, 2010 was 78,249,600.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

May 10, 2010

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31, 2010	December 31, 2009
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2010, $13,708,227; 2009, $13,856,840)	$14,090,157	$14,143,093
Short-term investments, trading securities, at fair value (amortized cost: 2010, $72,254; 2009, $134,830)	72,340	137,346
Equities, trading securities, at fair value (cost: 2010, $789,668; 2009, $731,387)	879,083	795,539
Other invested assets	187,417	225,532

Total investments	15,228,997	15,301,510
Funds held - directly managed (cost: 2010, $1,976,804; 2009, $2,126,456)	1,981,665	2,124,826
Cash and cash equivalents, at fair value, which approximates amortized cost	1,319,275	738,309
Accrued investment income	204,591	218,739
Reinsurance balances receivable	2,908,652	2,249,181
Reinsurance recoverable on paid and unpaid losses	420,251	367,453
Funds held by reinsured companies	900,257	938,039
Deferred acquisition costs	709,745	614,857
Deposit assets	302,933	313,798
Net tax assets	64,994	79,044
Goodwill	455,533	455,533
Intangible assets	224,264	247,269
Other assets	96,019	83,986

Total assets	$24,817,176	$23,732,544

Liabilities
Unpaid losses and loss expenses	$10,930,486	$10,811,483
Policy benefits for life and annuity contracts	1,613,662	1,615,193
Unearned premiums	2,371,256	1,706,816
Other reinsurance balances payable	488,664	426,091
Deposit liabilities	318,115	330,015
Net tax liabilities	414,231	444,789
Accounts payable, accrued expenses and other	271,262	231,441
Current portion of long-term debt	200,000	200,000
Debt related to senior notes	750,000	250,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	17,428,665	16,086,817

Shareholders’ Equity
Common shares (par value $1.00, issued: 2010, 83,027,283 shares; 2009, 82,585,707 shares)	83,027	82,586
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 11,600,000 shares; aggregate liquidation preference: 2010 and 2009, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 9,200,000 shares; aggregate liquidation preference: 2010 and 2009, $230,000,000)	9,200	9,200
Additional paid-in capital	3,373,045	3,357,004
Accumulated other comprehensive income:
Currency translation adjustment	14,100	82,843
Other accumulated comprehensive (loss) income (net of tax of: 2010, $3,086; 2009, $3,144)	(1,849)	2,084
Retained earnings	4,131,104	4,100,782
Common shares held in treasury, at cost (2010, 3,011,873 shares; 2009, 5,000 shares)	(231,716)	(372)

Total shareholders’ equity	7,388,511	7,645,727

Total liabilities and shareholders’ equity	$24,817,176	$23,732,544

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Revenues
Gross premiums written	$1,909,326	$1,340,380
Net premiums written	$1,784,165	$1,308,058
Increase in unearned premiums	(630,386)	(441,608)

Net premiums earned	1,153,779	866,450
Net investment income	173,122	133,127
Net realized and unrealized investment gains (losses)	145,474	(70,120)
Net realized gain on purchase of capital efficient notes	—	88,427
Other income	1,274	4,582

Total revenues	1,473,649	1,022,466
Expenses
Losses and loss expenses and life policy benefits	1,012,337	518,899
Acquisition costs	220,107	199,968
Other operating expenses	128,134	83,594
Interest expense	7,132	9,146
Amortization of intangible assets	4,803	—
Net foreign exchange (gains) losses	(3,627)	3,349

Total expenses	1,368,886	814,956
Income before taxes and interest in earnings (losses) of equity investments	104,763	207,510
Income tax expense	27,554	59,812
Interest in earnings (losses) of equity investments	2,445	(6,177)

Net income	79,654	141,521
Preferred dividends	8,631	8,631

Net income available to common shareholders	$71,023	$132,890

Comprehensive income, net of tax
Net income	$79,654	$141,521
Change in currency translation adjustment	(68,743)	(31,200)
Change in other accumulated comprehensive (loss) income, net of tax	(3,933)	2,324

Comprehensive income, net of tax	$6,978	$112,645

Per share data
Net income per common share:
Basic net income	$0.87	$2.35
Diluted net income	$0.85	$2.32
Weighted average number of common shares outstanding	81,696,881	56,511,201
Weighted average number of common and common share equivalents outstanding	83,328,824	57,320,296
Dividends declared per common share	$0.50	$0.47

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Common shares
Balance at beginning of period	$82,586	$57,749
Issue of common shares	441	125

Balance at end of period	83,027	57,874
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	3,357,004	1,465,688
Issue of common shares	16,041	5,374

Balance at end of period	3,373,045	1,471,062
Accumulated other comprehensive income (loss)
Balance at beginning of period	84,927	22,808
Change in currency translation adjustment	(68,743)	(31,200)
Change in other accumulated comprehensive (loss) income, net of tax	(3,933)	2,324

Balance at end of period	12,251	(6,068)
Retained earnings
Balance at beginning of period	4,100,782	2,729,662
Net income	79,654	141,521
Dividends on common shares	(40,701)	(26,554)
Dividends on preferred shares	(8,631)	(8,631)

Balance at end of period	4,131,104	2,835,998
Common shares held in treasury
Balance at beginning of period	(372)	(97,599)
Repurchase of common shares	(231,344)	—

Balance at end of period	(231,716)	(97,599)

Total shareholders’ equity	$7,388,511	$4,282,067

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Cash flows from operating activities
Net income	$79,654	$141,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	17,957	4,207
Amortization of intangible assets	4,803	—
Net realized and unrealized investment (gains) losses	(145,474)	70,120
Net realized gain on purchase of capital efficient notes	—	(88,427)
Changes in:
Reinsurance balances, net	(643,079)	(445,482)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	25,580	17,117
Funds held by reinsured companies and funds held – directly managed	111,504	11,228
Deferred acquisition costs	(98,950)	(64,324)
Net tax assets and liabilities	1,882	36,113
Unpaid losses and loss expenses including life policy benefits	409,258	119,006
Unearned premiums	630,386	441,608
Other net changes in operating assets and liabilities	20,183	11,165

Net cash provided by operating activities	413,704	253,852
Cash flows from investing activities
Sales of fixed maturities	2,424,795	1,039,824
Redemptions of fixed maturities	271,520	329,424
Purchases of fixed maturities	(2,748,913)	(1,661,469)
Sales and redemptions of short-term investments	78,443	62,547
Purchases of short-term investments	(15,573)	(15,177)
Sales of equities	79,651	189,925
Purchases of equities	(126,805)	(115,051)
Other, net	5,870	(10,171)

Net cash used in investing activities	(31,012)	(180,148)
Cash flows from financing activities
Cash dividends paid to shareholders	(49,332)	(35,185)
Proceeds from issuance of senior notes	500,000	—
Repurchase of treasury shares	(231,344)	—
Issuance of common shares	6,810	1,423
Contract fees on forward sale agreement	(1,310)	(1,242)
Repayment of debt	—	(200,000)
Purchase of capital efficient notes	—	(94,241)

Net cash provided by (used in) financing activities	224,824	(329,245)
Effect of foreign exchange rate changes on cash	(26,550)	(11,101)
Increase (decrease) in cash and cash equivalents	580,966	(266,642)
Cash and cash equivalents—beginning of period	738,309	838,280

Cash and cash equivalents—end of period	$1,319,275	$571,638

Supplemental cash flow information:
Taxes paid	$23,919	$23,600
Interest paid	$608	$6,351

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd., Partner Reinsurance Europe Limited, Partner Reinsurance Company of the U.S., PARIS RE SA and PARIS RE Switzerland AG. Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, life/annuity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

2. Significant Accounting Policies

The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities. Intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While Management believes that the amounts included in the Unaudited Condensed Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following significant accounting policies were adopted by the Company during the three months ended March 31, 2010. The adoption of these policies did not have an impact on the Company’s consolidated shareholders’ equity or net income.

•

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance which requires the Company to perform ongoing reassessments of its variable interest entities and requires enhanced disclosures of the Company’s involvement in variable interest entities. In February 2010, the FASB issued new accounting guidance related to the consolidation of variable interest entities which introduces a deferral of the consolidation guidance issued in June 2009 for interests in entities that have the attributes of an investment company. The Company adopted this guidance as of January 1, 2010.

•

In January 2010, the FASB issued new accounting guidance which requires the Company to disclose additional information about its fair value measurements at a greater level of disaggregation. The additional disclosures include information about significant transfers into and/or out of the Level 1 and 2 categories, other disclosures about inputs and valuation techniques, and expanded disclosures related to the Level 3 activity. The Company adopted the guidance related to disclosures at a greater level of disaggregation, disclosures about transfers into and/or out of the Level 1 and 2 categories and other disclosures about inputs and valuation techniques as of January 1, 2010. Expanded disclosures related to the Level 3 activity will be effective for interim and annual periods beginning after December 15, 2010.

3. New Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance for embedded credit derivatives, which clarifies that only a credit derivative related to the subordination of one financial instrument to another is exempt from embedded derivative bifurcation requirements. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination, may need to separately account for the embedded credit derivative feature. This guidance will be effective for interim and annual periods beginning after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated shareholders’ equity and net income.

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

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange, exchange traded funds and exchange traded derivatives, such as futures, options and certain weather derivatives, that are actively traded.

•

Level 2 inputs—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities; Organization for Economic Co-operation and Development Sovereign Treasury bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortgage-backed securities; asset-backed securities; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, equity put and call options, credit default swaps and interest rate swaps.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; inactively traded fixed maturities; real estate mutual fund investments; loans receivable and total return swaps.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At March 31, 2010 and December 31, 2009, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities
U.S. government and agencies	$—	$1,141,055	$9,720	$1,150,775
Other foreign governments	—	2,918,629	—	2,918,629
Corporate	—	6,840,515	10,057	6,850,572
Asset-backed securities	—	455,101	84,984	540,085
Residential mortgage-backed securities	—	2,094,454	95,029	2,189,483
Other mortgage-backed securities	—	439,802	811	440,613

Fixed maturities, trading securities	$—	$13,889,556	$200,601	$14,090,157

Short-term investments, trading securities	$—	$72,340	$—	$72,340

Equities, trading securities
Finance	$91,250	$—	$2,459	$93,709
Technology	93,337	—	—	93,337
Energy	89,041	—	—	89,041
Consumer noncyclical	82,943	—	—	82,943
Industrials	77,241	—	—	77,241
Consumer cyclical	70,023	—	—	70,023
Communications	65,597	—	—	65,597
Other	85,344	—	—	85,344
Mutual funds and exchange traded funds	186,178	—	35,670	221,848

Equities, trading securities	$840,954	$—	$38,129	$879,083

Other invested assets
Foreign exchange forward contracts	$—	$(3,124)	$—	$(3,124)
Foreign currency option contracts	—	(438)	—	(438)
Futures contracts	7,731	—	—	7,731
Credit default swaps (protection purchased)	—	(2,166)	—	(2,166)
Credit default swaps (assumed risks)	—	284	—	284
Insurance-linked securities	1,329	—	—	1,329
Total return swaps	—	—	(7,998)	(7,998)
Interest rate swaps	—	(7,669)	—	(7,669)
Other	—	(232)	25,918	25,686

Other invested assets	$9,060	$(13,345)	$17,920	$13,635

Funds held – directly managed
U.S. government and agencies	$—	$330,279	$204	$330,483
Other foreign governments	—	480,645	—	480,645
Corporate	—	932,394	—	932,394
Mortgage/asset-backed securities	—	—	13,260	13,260
Short-term investments	—	23,316	—	23,316
Other invested assets	—	—	30,348	30,348

Funds held – directly managed	$—	$1,766,634	$43,812	$1,810,446

Total	$850,014	$15,715,185	$300,462	$16,865,661

December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$13,945,500	$197,593	$14,143,093
Short-term investments, trading securities	—	137,346	—	137,346
Equities, trading securities	757,436	—	38,103	795,539
Other invested assets	—	39,795	16,454	56,249
Funds held – directly managed	—	1,790,676	39,619	1,830,295

Total	$757,436	$15,913,317	$291,769	$16,962,522

At March 31, 2010 and December 31, 2009, the aggregate carrying amounts of items included in other invested assets that the Company did not measure at fair value were $173.8 million and $169.3 million, respectively, which primarily related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting. At March 31, 2010 and December 31, 2009, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $171.2 million and $294.5 million, respectively, which primarily related to cash and cash equivalents, other assets and liabilities and accrued investment income held by Colisée Re related to the underlying business, which are carried at cost (see Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Substantially all of the accrued investment income in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 related to the Company’s fixed maturities, short-term investments and equities for which the fair value option was elected. In addition, accrued investment income of $27.5 million and $25.2 million at March 31, 2010 and December 31, 2009, respectively, related to the investments underlying the funds held – directly managed account, is included within the value of the funds held – directly managed account.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2010 and 2009, respectively (in thousands of U.S. dollars):

For the three months ended March 31, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Transfers (out of)/into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities, trading securities
U.S. government and agencies	$4,286	$—	$9,720	$(4,286)	$9,720	$—
Corporate	15,041	123	5,820	(10,927)	10,057	123
Asset-backed securities	99,952	(2,758)	(9,310)	(2,900)	84,984	(2,782)
Residential mortgage-backed securities	77,440	191	17,398	—	95,029	191
Other mortgage-backed securities	874	30	(93)	—	811	30

Fixed maturities, trading securities	$197,593	$(2,414)	$23,535	$(18,113)	$200,601	$(2,438)

Equities, trading securities
Finance	$2,488	$(29)	$—	$—	$2,459	$(29)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	860	—	—	35,670	860

Equities, trading securities	$38,103	$747	$(721)	$—	$38,129	$831

Other invested assets
Derivatives, net	$(9,361)	$2,543	$(9,346)	$8,166	$(7,998)	$720
Other	25,815	84	19	—	25,918	84

Other invested assets	$16,454	$2,627	$(9,327)	$8,166	$17,920	$804

Funds held – directly managed
U.S. government and agencies	$375	$(171)	$—	$—	$204	$(171)
Other foreign governments	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(3,748)	—	16,866	13,260	(3,748)
Other invested assets	35,685	(5,337)	—	—	30,348	(5,337)

Funds held – directly managed	$39,619	$(9,269)	$(3,404)	$16,866	$43,812	$(9,256)

Total	$291,769	$(8,309)	$10,083	$6,919	$300,462	$(10,059)

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the three months ended March 31, 2009	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Net purchases, sales and settlements	Transfers into Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities	$78,138	$(296)	$(1,926)	$45,662	$121,578	$(283)
Short-term investments	137	(44)	—	—	93	(44)
Equities	33,547	(503)	(59)	—	32,985	(503)
Other invested assets	(16,136)	7,501	(119)	—	(8,754)	7,501

Total	$95,686	$6,658	$(2,104)	$45,662	$145,902	$6,671

During the three months ended March 31, 2010, certain fixed maturities with a fair value of $18 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of municipals (included with U.S. government and agencies), corporate and student loans (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation as of March 31, 2010, resulting from the continued recovery of the financial markets. In addition, during the three months ended March 31, 2010, certain derivatives with a fair value in a net liability position of $8 million were transferred out of Level 3 into Level 2 due to the availability of externally modeled quoted prices that use observable inputs.

During the three months ended March 31, 2010, certain fixed maturities within the investments underlying the funds held – directly managed account with a fair value of $17 million were transferred from Level 2 into Level 3. At March 31, 2010, the reclassification into Level 3 consisted of asset-backed securities and residential and commercial mortgage-backed securities. The transfers into Level 3 were the result of the lack of observable market inputs as of March 31, 2010, leading the Company to apply inputs that were not directly observable.

Changes in the fair value of the Company’s financial instruments subject to the fair value option, during the three months ended March 31, 2010 and 2009, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Fixed maturities, trading securities	$99,097	$(48,371)
Short-term investments, trading securities	(2,425)	(375)
Equities, trading securities	25,412	3,489
Funds held - directly managed	11,179	N/A

Total	$133,263	$(45,257)

N/A: not applicable

All of the above changes in fair value are included in the Unaudited Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment gains (losses).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument recorded in the Unaudited Condensed Consolidated Balance Sheets. There have been no material changes in the Company’s valuation techniques during the periods presented.

Fixed maturities and short-term investments

Substantially all of the Company’s fixed maturities and short-term investments are categorized as Level 2 within the fair value hierarchy. The Company receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will categorize that security as Level 3. The Company’s inactively traded fixed maturities are classified as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.

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

Equities

The majority of the Company’s equities are categorized as Level 1 within the fair value hierarchy. In determining the fair value for equities and exchange traded funds categorized as Level 1, the Company uses prices received from independent pricing sources based on closing exchange prices. Equities categorized as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s exchange traded derivatives, such as futures, options and certain weather derivatives are categorized as Level 1 and foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps, and credit default swaps are categorized as Level 2 within the fair value hierarchy. Included in the Company’s Level 3 categorization are unlisted equities including preference shares, unit trusts, credit linked notes, loans receivable and total return swaps. The Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s financial statements.

To validate prices, the Company will compare them to benchmarks, where appropriate, or to the business results generally within that asset class and specifically to those particular assets. In addition, the fair value measurements of all Level 3 investments are presented to, and peer reviewed by, an internal valuation committee that the Company has established.

Funds held - directly managed

The segregated investment portfolio underlying the funds held - directly managed account is comprised of fixed maturities, short-term investments and other invested assets which are fair valued on a basis consistent with the methods described above. Substantially all fixed maturities and short-term investments within the funds held - directly managed account are categorized as Level 2 within the fair value hierarchy.

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

(b) Fair Value of Financial Instrument Liabilities

The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2010, for which the Company does not measure that instrument at fair value, did not change from December 31, 2009, except for the fair value of the capital efficient notes (CENts), which was based on quoted market prices.

The fair value of the Senior Notes, issued on March 10, 2010, was based on quoted market prices (see Note 5).

The carrying values and fair values of the financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 were as follows (in thousands of U.S. dollars):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,613,662	$1,613,662	$1,615,193	$1,615,193
Current portion of long-term debt	200,000	199,621	200,000	199,494
Debt related to senior notes (2)	750,000	774,910	250,000	264,438
Debt related to capital efficient notes (3)	63,384	49,575	63,384	56,355

(1)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.

(2)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750.0 million and $250.0 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

(3)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71.0 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

5. Debt Related to Senior Notes

On March 10, 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500.0 million aggregate principal amount of 5.500% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the Senior Notes is payable semi-annually commencing on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance B. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance B under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used for general corporate purposes.

Contemporaneously, PartnerRe U.S. Holdings, a wholly-owned subsidiary of the Company, issued a 5.500% promissory note, with a principal amount of $500.0 million to PartnerRe Finance B. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance B the principal amount on June 1, 2020, unless previously paid. Interest on the promissory note is payable semi-annually commencing on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

6. Net Income per Share

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Numerator:
Net income	$79,654	$141,521
Less: preferred dividends	8,631	8,631

Net income available to common shareholders	$71,023	$132,890

Denominator:
Weighted average number of common shares outstanding—basic	81,696.9	56,511.2

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Share options and other (1)	1,631.9	809.1

Weighted average number of common and common share equivalents outstanding—diluted	83,328.8	57,320.3

Basic net income per share	$0.87	$2.35
Diluted net income per share	$0.85	$2.32

(1)	At March 31, 2010 and 2009, share options to purchase 616.7 thousand and 928.7 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

7. Derivatives

The Company’s derivative instruments are recorded in the Unaudited Condensed Consolidated Balance Sheets at fair value, with changes in fair value mainly recognized in either net foreign exchange gains and losses or net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations or accumulated other comprehensive income in the Unaudited Condensed Consolidated Balance Sheets, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

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

The Company assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at March 31, 2010. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

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

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 were as follows (in thousands of U.S. dollars):

	March 31, 2010		December 31, 2009
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$—	$4,840	$—
Interest rate derivatives	—	—	6,354	400,000

Total derivatives designated as hedges	$—		$11,194

Derivatives not designated as hedges
Foreign exchange forward contracts	$(3,124)	$1,274,437	$1,137	$1,333,862
Foreign currency option contracts	(438)	110,033	1,680	108,205
Futures contracts	7,731	1,446,554	27,866	1,825,297
Credit default swaps (protection purchased)	(2,166)	190,359	(2,056)	192,996
Credit default swaps (assumed risks)	284	22,500	566	22,500
Insurance-linked securities	1,329	52,906	(149)	48,962
Total return swaps	(7,998)	178,616	(1,195)	229,165
Interest rate swaps	(7,669)	—	(8,166)	—
Other	13	—	130	—

Total derivatives not designated as hedges	$(12,038)		$19,813

Total derivatives	$(12,038)		$31,007

The fair value of all derivatives at March 31, 2010 and December 31, 2009 is recorded in other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. The effective portion of net investment hedging derivatives recognized in accumulated other comprehensive income at December 31, 2009 was a loss of $66.3 million. The effective portion of interest rate derivatives recognized in accumulated other comprehensive income at December 31, 2009 was a gain of $6.4 million. There were no net investment hedges or interest rate derivatives outstanding at March 31, 2010.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months ended March 31, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	Amount of (loss) gain on derivatives recognized in income for the three months ended March 31, 2010	Amount of (loss) gain on derivatives recognized in income for the three months ended March 31, 2009
Foreign exchange forward contracts	$(4,015)	$(20,186)
Foreign currency option contracts	2,200	(1,805)

Total included in net foreign exchange gains and losses	$(1,815)	$(21,991)
Futures contracts	$(20,945)	$(5,234)
Credit default swaps (protection purchased)	(652)	(575)
Credit default swaps (assumed risks)	21	(6,270)
Insurance-linked securities	1,138	521
Total return swaps	2,621	6,220
Interest rate swaps	497	1,582
Interest rate derivatives	(3,848)	—
Other	(121)	—

Total included in net realized and unrealized investment gains and losses	$(21,289)	$(3,756)

Total derivatives not designated as hedges	$(23,104)	$(25,747)

8. Legal Proceedings

Legal proceedings at March 31, 2010 have not changed significantly since December 31, 2009. See Note 19(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

9. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other as described in Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Non-life segment is further divided into five sub-segments: U.S., Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty, Catastrophe and Paris Re.

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

The following tables provide a summary of the segment revenues and results for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2010

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$293	$341	$379	$246	$461	$1,720	$187	$2	$1,909
Net premiums written	$293	$339	$352	$246	$377	$1,607	$183	$(6)	$1,784
(Increase) decrease in unearned premiums	(60)	(173)	(97)	(154)	(134)	(618)	(18)	6	(630)

Net premiums earned	$233	$166	$255	$92	$243	$989	$165	$—	$1,154
Losses and loss expenses and life policy benefits	(150)	(193)	(185)	(124)	(229)	(881)	(132)	—	(1,013)
Acquisition costs	(61)	(39)	(51)	(7)	(39)	(197)	(23)	—	(220)

Technical result	$22	$(66)	$19	$(39)	$(25)	$(89)	$10	$—	$(79)
Other income						1	—	—	1
Other operating expenses						(78)	(14)	(36)	(128)

Underwriting result						$(166)	$(4)	n/a	$(206)
Net investment income							16	157	173

Allocated underwriting result (1)							$12	n/a	n/a
Net realized and unrealized investment gains								146	146
Interest expense								(7)	(7)
Amortization of intangible assets								(5)	(5)
Net foreign exchange gains								4	4
Income tax expense								(27)	(27)
Interest in earnings of equity investments								2	2

Net income								n/a	$80

Loss ratio (2)	64.5%	116.1%	72.5%	134.9%	94.4%	89.1%
Acquisition ratio (3)	26.2	23.8	19.9	8.0	15.8	19.9

Technical ratio (4)	90.7%	139.9%	92.4%	142.9%	110.2%	109.0%
Other operating expense ratio (5)						7.9

Combined ratio (6)						116.9%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$312	$299	$359	$205	$1,175	$164	$1	$1,340
Net premiums written	$312	$299	$331	$205	$1,147	$160	$1	$1,308
(Increase) decrease in unearned premiums	(71)	(142)	(84)	(126)	(423)	(20)	1	(442)

Net premiums earned	$241	$157	$247	$79	$724	$140	$2	$866
Losses and loss expenses and life policy benefits	(162)	(75)	(157)	(11)	(405)	(113)	(1)	(519)
Acquisition costs	(63)	(41)	(60)	(8)	(172)	(28)	—	(200)

Technical result	$16	$41	$30	$60	$147	$(1)	$1	$147
Other income					3	1	1	5
Other operating expenses					(54)	(10)	(20)	(84)

Underwriting result					$96	$(10)	n/a	$68
Net investment income						15	118	133

Allocated underwriting result (1)						$5	n/a	n/a
Net realized and unrealized investment losses							(70)	(70)
Net realized gain on purchase of capital efficient notes							89	89
Interest expense							(9)	(9)
Net foreign exchange losses							(3)	(3)
Income tax expense							(60)	(60)
Interest in losses of equity investments							(6)	(6)

Net income							n/a	$142

Loss ratio (2)	66.9%	47.9%	63.6%	14.1%	55.9%
Acquisition ratio (3)	26.2	26.0	24.4	9.6	23.7

Technical ratio (4)	93.1%	73.9%	88.0%	23.7%	79.6%
Other operating expense ratio (5)					7.4

Combined ratio (6)					87.0%

11. Subsequent Events

During the period from April 1, 2010 to April 27, 2010, the Company repurchased 1.8 million of its common shares at a total cost of $146 million, representing an average cost of $80.23 per share. Following these share repurchases, the Company has 5.0 million common shares available for repurchase under the current authorization.

In April 2010, as part of the Company’s continuing integration of Paris Re, the Company announced a voluntary termination plan available to certain eligible employees in France. The Company did not accrue any expense related to the voluntary termination plan as of March 31, 2010, however, expects to incur charges related to this plan in future periods, and such charges may be material. Charges to be incurred related to the plan are dependant upon plan enrollment, which is currently open, and such factors as years of service.

On April 20, 2010, the Deepwater Horizon Drilling Platform in the Gulf of Mexico exploded and sank. The Company has exposure to this event primarily through its Global (Non-U.S.) Specialty and Paris Re sub-segments. The Company expects its claims relating to Deepwater Horizon will be between $60-$70 million, pre-tax, net of reinstatement premiums and retrocessions. The Company’s loss estimates related to Deepwater Horizon are preliminary, as there is limited actual loss data available. The Company will update these estimates as additional information is received.

On April 28, 2010, under the terms of the amendment to the forward sale agreement with Citigroup Global Markets Inc., the remaining $200 million range forward matured. Subsequent to maturity and commencing on April 28, 2010, there is a 40 day valuation period, whereby the Company could deliver up to 3.4 million common shares over the valuation period, subject to a minimum price per share of $59.05 and a maximum price per share of $84.15. As a result of the Company’s share price trading between the minimum and the maximum price per share during the period from April 28, 2010 to May 10, 2010, as of May 10, 2010, the Company has not delivered any common shares to Citigroup Global Markets Inc.

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

See Executive Overview—Key Financial Measures and Other Key Issues of Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with the shareholders’ need for an adequate return on their capital. See Executive Overview—Other Key Issues of Management—Risk Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

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

There are four areas of risk that the Company has currently identified as having the greatest potential for shock losses: catastrophe, reserving for casualty and other long-tail lines, equity and equity-like investment risk and longevity risk. The Company manages the risk of shock losses by setting risk appetite and limits as described above and below for each type of shock loss. The Company establishes limits to manage the absolute maximum foreseeable loss from any one event and considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business should such an event occur.

During the three months ended March 31, 2010, Management identified longevity risk as the fourth area of risk having the potential for shock losses, as discussed below. See Executive Overview—Other Key Issues of Management—Risk Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Company’s exposure to catastrophe risk, casualty reserving risk and equity investment risk.

Management considers longevity exposure to have a material accumulation potential and has established a limit to manage the risk of loss associated with this exposure. The Company defines longevity risk as the potential for increased actual and future expected annuity payments resulting from annuitants living longer than expected, or the expectation that annuitants will live longer in the future. Assuming longevity risk, through reinsurance or capital markets transactions, is part of the Company’s strategy of building a diversified portfolio of risks. While longevity risk is highly diversifying in relation to other risks in the Company’s portfolio (e.g. mortality products), longevity risk itself is a systemic risk with little opportunity to diversify within the risk class. Longevity risk accumulates across cedants, geographies, and over time because mortality trends can impact diverse populations in the same manner. Longevity risk can manifest slowly over time as experience proves annuitants are living longer than original expectations, or abruptly as in the case of a “miracle drug” that increases the life expectancy of all annuitants simultaneously.

In order to determine a longevity limit metric for the purposes of risk accumulation, the Company examined extreme scenarios and measured its exposure to loss under those scenarios. Examples of these scenarios included, but were not limited to, immediate elimination of major causes of death and an extreme improvement scenario equivalent to the adverse result of every annuitant’s life expectancy increasing to approximately 100 years. The Company did not rely upon modeled losses to determine the limit metric, but did benchmark the scenario results against existing tests, scenarios and models. For risk accumulation purposes, the Company selected the most extreme scenario and added an additional margin for error.

The Company selected a longevity limit of $2 billion. To measure utilization of the longevity limit (accumulation of longevity exposure), the Company accumulates the net present value of adverse loss resulting from the application of the selected extreme scenario and additional margin applied to every in-force longevity treaty and the notional value of any longevity insurance-linked security.

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

The limits and actual exposures of the Company for its major risks were as follows:

Risk	Limit at March 31, 2010	Utilized at March 31, 2010	Utilized at December 31, 2009
Catastrophe risk – largest zonal limit	$2.8 billion	$2.4 billion	$2.4 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	3.3 billion	3.4 billion
Equity investment risk – value of equity and equity-like securities	4.0 billion	1.2 billion	1.2 billion
Longevity risk – net present value loss from extreme mortality improvement scenario	2.0 billion	0.5 billion	N/A

N/A: not applicable

The risk appetite and modeled economic loss for the Company’s major risks were as follows:

Risk	Risk Appetite at March 31, 2010 (1)	Modeled Economic Loss at March 31, 2010(1)	Modeled Economic Loss at December 31, 2009
Catastrophe risk – 1 in 75 year annual aggregate loss	$1.6 billion	$1.2 billion	$1.3 billion
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years’ reserve development	0.8 billion	0.5 billion	0.5 billion
Equity investment risk – 1 in 75 year decline in value	1.2 billion	0.4 billion	0.4 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at March 31, 2010 have not changed materially compared to December 31, 2009. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

The Company’s best estimate of total loss reserves is typically in excess of the midpoint of the actuarial reserve estimates. The Company believes that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature underwriting years that may not be adequately captured through traditional actuarial projection methodologies as these methodologies usually rely heavily on projections of prior year trends into the future. In selecting its best estimate of future liabilities, the Company considers both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial reserve estimates. The selected best estimates of reserves are always within the indicated reasonable range of estimates indicated by the Company’s actuaries.

During the three months ended March 31, 2010 and 2009, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for the Company’s Non-life segment for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Net prior year favorable reserve development:
Non-life segment
U.S.	$22	$21
Global (Non-U.S.) P&C	34	52
Global (Non-U.S.) Specialty	34	25
Catastrophe	2	2
Paris Re	1	N/A

Total net Non-life prior year favorable reserve development	$93	$100

N/A: not applicable

The net favorable reserve development on prior accident years for the three months ended March 31, 2010 and 2009 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Net prior year favorable reserve development:
Non-life segment
Net prior year reserve development due to changes in premiums	$(6)	$10
Net prior year reserve development due to all other factors(1)	99	90

Total net Non-life prior year favorable reserve development	$93	$100

(1)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross and net loss reserves recorded as of March 31, 2010 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$703	$139	$1,977	$2,819	$(27)	$2,792
Global (Non-U.S.) P&C	1,204	11	1,027	2,242	(34)	2,208
Global (Non-U.S.) Specialty	1,146	25	999	2,170	(48)	2,122
Catastrophe	107	67	164	338	—	338
Paris Re	1,457	—	1,904	3,361	(236)	3,125

Total Non-life	$4,617	$242	$6,071	$10,930	$(345)	$10,585

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of March 31, 2010. Loss reserves are estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, and any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates recorded by the Company, and the range of actuarial estimates around these point estimates at March 31, 2010, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
U.S.	$2,792	$3,058	$2,161
Global (Non-U.S.) P&C	2,208	2,348	1,940
Global (Non-U.S.) Specialty	2,122	2,210	1,871
Catastrophe	338	362	306
Paris Re	3,125	3,284	2,955

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total net Non-life carried loss reserves.

Of the $3,125 million of net loss reserves for PARIS RE (Paris Re), the Company considers only $1,680 million of net loss reserves for accident years 2006 and subsequent to be subject to loss reserve variability. The remaining $1,445 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life segment, which predominantly includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes traditional death and disability covers (with various riders), term assurance and critical illness written in the UK and Ireland, and guaranteed minimum death benefit (GMDB) written in Continental Europe.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The Life segment reported net favorable development on prior accident years of $11 million and net adverse development on prior accident years of $7 million during the three months ended March 31, 2010 and 2009, respectively, primarily due to certain GMDB treaties where the payout is linked to the performance of the underlying capital markets. See Results by Segment below.

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $300 million and $292 million at March 31, 2010 and December 31, 2009, respectively. For additional information related to the transfers into, and out of, the Company’s Level 3 classification during the three months ended March 31, 2010, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For additional information on the Company’s use of derivative financial instruments, see Note 7 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months Ended March 31, 2010 and 2009

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of this report for a review of important risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies in the three months ended March 31, 2010 compared to the same period in 2009; and

•	the U.S. dollar strengthened against most currencies, except the Canadian dollar, at March 31, 2010 compared to December 31, 2009.

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

The year over year comparison of the Company’s results is primarily affected by the acquisition of Paris Re in the fourth quarter of 2009, losses related to large catastrophic events in the three months ended March 31, 2010 and the effects of the global financial and economic crisis in 2009. To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

The results of Paris Re are only included in the Company’s Consolidated Statement of Operations and Cash Flows from October 2, 2009, the date of acquisition, and Paris Re’s technical results are presented as a separate Non-life sub-segment below. Consequently, results of the Paris Re sub-segment for the three months ended March 31, 2009 are not presented or discussed below. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense and additional assets, liabilities and equity resulting from the acquisition wherever such amounts are material and identifiable.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

In the three months ended March 31, 2010, the Company incurred net losses of $334 million, related to the combined impact of the Chile Earthquake and Atlantic storm Xynthia (Storm Xynthia). Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and additional uncertainty exists, specifically with respect to the Chile Earthquake, due to the place of occurrence and magnitude of the event. The Company’s actual losses from the Chile Earthquake and Storm Xynthia may exceed the estimated losses as a result of, among other things, an increase in industry incurred loss estimates, the expected lengthy claims development period, in particular for the Chile Earthquake, and the receipt of additional information from cedants, brokers and loss adjusters.

The following table reflects the combined impact of the Chile Earthquake and Storm Xynthia and the impact on the Company’s technical result and pre-tax income by segment and sub-segment during the three months ended March 31, 2010 (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Losses and loss expenses and life policy benefits	$(8)	$(99)	$(25)	$(122)	$(83)	$(337)	$(5)	$—	$(342)
Reinstatement premiums earned	—	—	—	4	4	8	—	—	8

Impact on technical result and pre-tax income	$(8)	$(99)	$(25)	$(118)	$(79)	$(329)	$(5)	$—	$(334)

During the first quarter of 2010, the trends in the financial markets observed during the most part of 2009 continued with the narrowing of the credit spreads and improvements in worldwide equity markets, while U.S. risk-free interest rates remained essentially unchanged and European risk-free interest rates declined. The U.S. dollar strengthened against most currencies compared to its position at December 31, 2009. The Company’s financial position and first quarter results of operations include an increase in the fair value of its investment portfolio, and the related increase in the level of unrealized gains on investments, which are recorded in net income, compared to the unrealized losses which were recorded in net income during the three months ended March 31, 2009.

The impacts of the global financial and economic crisis have abated in the three months ended March 31, 2010. The Company has continued to review its loss estimates and has modestly decreased its reserves during the three months ended March 31, 2010 in certain affected lines of business for certain underwriting years, reflecting actual claims activity less than anticipated based on information provided by cedants. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at March 31, 2010.

These events in the three months ended March 31, 2010 and the continuing uncertainty or volatility in the capital or credit markets are discussed below in Review of Net Income and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2010 and 2009 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Net income	$80	(44)	$142
Less: preferred dividends	9	—	9

Net income available to common shareholders	$71	(47)	$133
Diluted net income per share	$0.85	(63)	$2.32

The decrease in net income, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2010 compared to 2009 resulted primarily from:

•	a decrease in Non-life underwriting result of $262 million, largely driven by large catastrophic losses related to the Chile Earthquake and Storm Xynthia; and

•

no activity related to the Company’s capital efficient notes (CENts) in the three months ended March 31, 2010 compared to a gain of $89 million on purchase of CENts in the three months ended March 31, 2009; partially offset by

•	an increase in net realized and unrealized investment gains of $216 million;

•	an increase in net investment income of $40 million; and

•	a decrease in income tax expense of $33 million.

These items are discussed in the Review of Net Income below.

In addition to the above, subsequent to March 31, 2010, on April 20, 2010, the Deepwater Horizon Drilling Platform in the Gulf of Mexico exploded and sank. The Company has exposure to this event primarily through its Global (Non-U.S.) Specialty and Paris Re sub-segments. The Company expects its claims relating to Deepwater Horizon will be between $60-$70 million, pre-tax, net of reinstatement premiums and retrocessions. The Company’s loss estimates related to Deepwater Horizon are preliminary, as there is limited actual loss data available. The Company will update these estimates as additional information is received.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains and losses and interest in earnings or losses of equity investments. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains and losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income include net realized gain on the purchase of the Company’s CENts in 2009, technical result and other income, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains and losses and income tax expense.

The components of net income for the three months ended March 31, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009		For the three months ended March 31, 2009
Underwriting result:
Non-life	$(166)	NM	%	$96
Life	(4)	(62)		(10)
Investment result:
Net investment income	173	30		133
Net realized and unrealized investment gains (losses)	146	NM		(70)
Interest in earnings (losses) of equity investments	2	NM		(6)

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Corporate and Other:
Net realized gain on purchase of capital efficient notes	—	NM	89
Technical result	—	(17)	1
Other income	—	(97)	1
Other operating expenses	(36)	81	(20)
Interest expense	(7)	(22)	(9)
Amortization of intangible assets	(5)	NM	—
Net foreign exchange gains (losses)	4	NM	(3)
Income tax expense	(27)	(54)	(60)

Net income	$80	(44)	$142

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

The underwriting result for the Non-life segment decreased by $262 million, from income of $96 million in the three months ended March 31, 2009 to a loss of $166 million in the same period of 2010. The decrease was principally attributable to:

•	an increase in large catastrophic losses of approximately $329 million, net of reinstatement premiums of $8 million, related to the Chile Earthquake and Storm Xynthia;

•	an increase of $24 million in other operating expenses, primarily due to the inclusion of Paris Re’s Non-life operating expenses; and

•

a decrease of $7 million in net favorable loss development on prior accident years, from $100 million in the three months ended March 31, 2009 to $93 million in the same period of 2010. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•

an increase of $53 million resulting from the acquisition of Paris Re, excluding losses related to the Chile Earthquake and Storm Xynthia and net favorable loss development on prior accident years discussed above; and

•

an increase of $45 million resulting from a lower level of loss estimates recorded in the specialty casualty and credit/surety lines of business related to the global economic and financial crisis, lower acquisition costs and normal fluctuations in profitability between periods.

Underwriting result for the Life segment improved from a loss of $10 million in the three months ended March 31, 2009 to a loss of $4 million in 2010. The improvement was primarily driven by an increase in profitability of the GMDB business due to improved capital markets conditions, partially offset by an increase in life policy benefits related to the Chile Earthquake and Storm Xynthia. See Results by Segment below.

The Company reported net investment income of $173 million in the three months ended March 31, 2010 compared to $133 million in 2009. The 30% increase in net investment income is primarily attributable to the contribution from Paris Re’s investments and funds held – directly managed account, an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and foreign exchange fluctuations, which contributed 3% of the increase as a result of the weaker average U.S. dollar foreign exchange rates in the three months ended March 31, 2010 compared to the same period in 2009. The increase was partially offset by an increase in investment expenses.

Net realized and unrealized investment gains improved by $216 million, from a loss of $70 million in the three months ended March 31, 2009 to a gain of $146 million in the same period of 2010. The increase in net realized and unrealized investment gains of $216 million from March 31, 2009 to March 31, 2010 was mainly due to a decrease in European risk-free interest rates, the narrowing of credit spreads and improvements in worldwide equity markets. Net realized and unrealized investment gains of $146 million in the three months ended March 31, 2010 were primarily due to the change in net unrealized investment gains on fixed maturities, short-term investments and equities of $122 million, net realized investment gains on fixed maturities, short-term investments, equities and other invested assets of $31 million, net realized losses and change in net unrealized investment gains on funds held – directly managed of $9 million and net other realized and unrealized investment gains of $7 million, which were partially offset by net unrealized losses on other invested assets of $23 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the investment activity.

Interest in the results of equity investments improved from a loss of $6 million in the three months ended March 31, 2009 to a gain of $2 million in the same period of 2010. See the discussion in Corporate and Other – Interest in Earnings (Losses) of Equity Investments below for more details.

Net realized gain on purchase of capital efficient notes (CENts) was $89 million in the three months ended March 31, 2009 as the Company purchased $187 million of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million. No similar gain was recorded in the same period of 2010.

Other operating expenses included in Corporate and Other increased by $16 million from $20 million in the three months ended March 31, 2009 to $36 million in the same period of 2010. The increase was primarily due to the inclusion of Paris Re’s other operating expenses, higher share-based compensation expense and acquisition-related professional and consulting fees.

Interest expense decreased by $2 million in the three months ended March 31, 2010 compared to the same period in 2009 mainly due to the purchase of approximately 75% of the Company’s CENts during the three months ended March 31, 2009 and a lower interest rate related to the Company’s $200 million floating-rate long-term debt.

Net foreign exchange gains were $4 million in the three months ended March 31, 2010 compared to a loss of $3 million in the three months ended March 31, 2009. The improvement in net foreign exchange gains during the three months ended March 31, 2010 resulted primarily from the impact of currency movements on certain unhedged equity securities, partially offset by foreign exchange losses driven by changes in the Company’s net U.S. dollar assets in its subsidiaries whose functional currency is other than the U.S. dollar. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $33 million, from $60 million in the three months ended March 31, 2009 to $27 million in the same period of 2010. The decrease in the income tax expense was primarily due to:

•	a decrease in tax on the net realized gain on purchase of CENts of $31 million recorded in the three months ended March 31, 2009;

•	the establishment of a deferred tax asset valuation allowance of $18 million related to unrealized losses on equity investments in the three months ended March 31, 2009; and

•	lower pre-tax net income in the three months ended March 31, 2010 compared to the same period in 2009; partially offset by

•	the geographic (tax jurisdiction) distribution of the net realized and unrealized gains on investments, with the Company’s taxable jurisdictions generating relatively higher gains.

Results by Segment

The Company monitors the performance of its operations in three segments: Non-life, Life and Corporate and Other. The Non-life segment is further divided into five sub-segments, U.S., Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty, Catastrophe and Paris Re. See Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information concerning the Company’s segments and sub-segments.

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty and Paris Re sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months ended March 31, 2010 compared to the same period in 2009, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 44% and 45% of net premiums written in this sub-segment in the three months ended March 31, 2010 and 2009, respectively. This line typically tends to have a higher loss ratio and a lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of the technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Gross premiums written	$293	(6)%	$312
Net premiums written	293	(6)	312
Net premiums earned	$233	(4)	$241
Losses and loss expenses	(150)	(7)	(162)
Acquisition costs	(61)	(4)	(63)

Technical result(1)	$22	32	$16
Loss ratio(2)	64.5%		66.9%
Acquisition ratio(3)	26.2		26.2

Technical ratio(4)	90.7%		93.1%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 16% and 24% of total net premiums written in the three months ended March 31, 2010 and 2009, respectively. The decrease in the U.S. sub-segment’s net premiums written as a percentage of total net premiums written during the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Gross and net premiums written decreased by 6%, while net premiums earned decreased by 4% in the three months ended March 31, 2010 compared to the same period in 2009. The decrease in gross and net premiums written and net premiums earned was primarily attributable to the agriculture and casualty lines of business. The decrease in gross and net premiums written and net premiums earned in the agriculture line resulted primarily from the timing of renewals and cancellations due to increased competition and higher retentions by cedants, driven by lower commodity prices. The decrease in the casualty line reflected overall declining market conditions. These decreases in gross and net premiums written and net premiums earned were partially offset by increases in other lines of business, predominantly from the property and motor lines, which benefited from higher positive premium adjustments reported by cedants in the three months ended March 31, 2010 compared to the same period in 2009. Notwithstanding the overall declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	net favorable loss development on prior accident years of $22 million, or 9.4 points on the loss ratio of this sub-segment;

•	losses related to the Chile Earthquake and Storm Xynthia of $8 million, or 3.5 points on the loss ratio; and

•	a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned.

The net favorable loss development of $22 million included net favorable loss development for prior accident years in most lines of business within this sub-segment, predominantly in casualty. Loss information provided by cedants in the three months ended March 31, 2010 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $21 million, or 8.9 points on the loss ratio;

•	higher loss estimates for the 2007 and 2008 underwriting years in the specialty casualty line of business reflecting the continuing deteriorated economic and financial market conditions;

•	increasing loss trends, predominantly in the casualty line of business; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $21 million included net favorable development for prior accident years in all lines of business, with the exception of the motor, credit/surety and agriculture lines of business, which experienced combined adverse loss development for prior accident years of $2 million.

The decrease of $12 million in losses and loss expenses for the three months ended March 31, 2010 compared to the same period of 2009 included:

•

a decrease of approximately $20 million in losses and loss expenses resulting from lower level of loss estimates recorded in the specialty casualty line of business, a decrease in the book of business and exposure and normal fluctuations in profitability between periods; partially offset by

•	an increase of $8 million in large catastrophic losses.

Acquisition costs and acquisition ratio

Acquisition costs decreased in the three months ended March 31, 2010 compared to the same period in 2009 as a result of lower net premiums earned. The acquisition ratio for the three months ended March 31, 2010 remained flat compared to the same period in 2009 mainly as a result of lower profit commission adjustments reported by cedants, offset by a shift towards proportional business which carries a higher acquisition cost ratio.

Technical result and technical ratio

The increase of $6 million in the technical result and the corresponding decrease in technical ratio in the three months ended March 31, 2010 compared to the same period of 2009 was primarily attributable to a lower level of loss estimates recorded in the specialty casualty line of business and normal fluctuations in profitability and premiums earned between periods, partially offset by an increase in large catastrophic losses of $8 million.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 80% and 78% of net premiums written for this sub-segment in the three months ended March 31, 2010 and 2009, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Gross premiums written	$341	14%	$299
Net premiums written	339	14	299
Net premiums earned	$166	5	$157
Losses and loss expenses	(193)	156	(75)
Acquisition costs	(39)	(4)	(41)

Technical result	$(66)	NM	$41
Loss ratio	116.1%		47.9%
Acquisition ratio	23.8		26.0

Technical ratio	139.9%		73.9%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 19% and 23% of total net premiums written in the three months ended March 31, 2010 and 2009, respectively. The decrease in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written during the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

The increase of 14% in gross and net premiums written and 5% in net premiums earned was primarily due to the weaker U.S. dollar in the three months ended March 31, 2010 compared to the same period in 2009, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written by 9% and net premiums earned by 10%. The increases in gross and net premiums written in the three months ended March 31, 2010 compared to the same period of 2009 resulted primarily from the property line of business and was driven mainly by increases in treaty participations and new business. The increase in net premiums earned of 5% in the three months ended March 31, 2010 compared to the same period in 2009 was lower than the increase in net premiums written of 14% primarily due to the timing of new business written and treaty cancellations in prior years. Notwithstanding the increased competition, slight overall declines in pricing and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $99 million, or 59.7 points on the loss ratio; and

•	net favorable loss development on prior accident years of $34 million, or 20.7 points on the loss ratio.

The net favorable loss development of $34 million included net favorable development in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended March 31, 2010 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended March 31, 2010 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $52 million, or 32.9 points on the loss ratio;

•	a lower level of mid-sized losses; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $52 million included net favorable development in all lines of business.

The increase of $118 million in losses and loss expenses for the three months ended March 31, 2010 compared to the same period in 2009 included:

•	an increase of $99 million in large catastrophic losses;

•	a decrease of $18 million in net favorable prior year development; and

•	an increase of $1 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Acquisition costs decreased in the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of downward profit commission adjustments. The acquisition ratio decreased primarily due to lower commission rates in the property line in the three months ended March 31, 2010 and a slight shift from proportional business to non-proportional business, which carries a lower acquisition ratio.

Technical result and technical ratio

The decrease of $107 million in technical result and corresponding increase in technical ratio for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to an increase of $99 million in large catastrophic losses and a decrease of $18 million in net favorable prior year development, which was partially offset by normal fluctuations in profitability and net premiums earned between periods.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 25% and 29% of the net premiums written in this sub-segment in the three months ended March 31, 2010 and 2009, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium tail and represented 58% and 54% of the net premiums written, while specialty casualty is considered to be long-tail and represented 17% of the net premiums written in this sub-segment in the three months ended March 31, 2010 and 2009.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Gross premiums written	$379	6%	$359
Net premiums written	352	6	331
Net premiums earned	$255	3	$247
Losses and loss expenses	(185)	17	(157)
Acquisition costs	(51)	(16)	(60)

Technical result	$19	(35)	$30
Loss ratio	72.5%		63.6%
Acquisition ratio	19.9		24.4

Technical ratio	92.4%		88.0%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 20% and 25% of total net premiums written in the three months ended March 31, 2010 and 2009, respectively. The decrease in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written during the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Gross and net premiums written increased by 6% and net premiums earned increased by 3% during the three months ended March 31, 2010 compared to the same period in 2009. The increase in gross and net premiums written and net premiums earned was primarily due to the weaker U.S. dollar in the three months ended March 31, 2010 compared to the same period in 2009, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 6%. The increases in gross and net premiums written resulted from most lines of business, primarily driven by increases in the credit/surety and aviation, which benefited from increases in treaty participation. These increases in gross and net premiums written were partially offset by decreases in the energy and engineering lines, resulting from reduced treaty participations and lower upward premium adjustments reported by cedants during the three months ended March 31, 2010. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in some markets strengthening while softening in others, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $25 million, or 9.9 points on the loss ratio;

•	net favorable loss development on prior accident years of $34 million, or 13.2 points on the loss ratio;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable development of $34 million reported in the three months ended March 31, 2010 included net favorable loss development for prior accident years in all lines of business, except specialty casualty, energy and agriculture, which experienced combined adverse loss development for prior accident years of $15 million. Loss information provided by cedants in the three months ended March 31, 2010 for prior accident years was lower than the Company expected (higher for specialty casualty, energy and agriculture) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for specialty casualty, energy and agriculture) its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing (increasing for specialty casualty, energy and agriculture) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected:

•	no large catastrophic losses;

•	an increase in the book of business and exposure;

•	higher loss estimates for the 2007 and 2008 underwriting years in the credit/surety lines of business;

•	net favorable loss development on prior accident years of $25 million, or 10.0 points on the loss ratio; and

•	a lower level of mid-sized losses.

The net favorable development of $25 million reported in the three months ended March 31, 2009 included net favorable loss development for prior accident years in all lines of business with the exception of the marine and credit/surety lines of business, which experienced combined net adverse loss development for prior accident years of $6 million.

The increase of $28 million in losses and loss expenses for the three months ended March 31, 2010 compared to the same period in 2009 included:

•	an increase of $25 million related to large catastrophic losses; and

•

an increase in losses and loss expenses of approximately $12 million resulting from increasing loss trends in the specialty casualty line of business, an increase in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by lower loss estimates in the credit/surety lines of business; partially offset by

•	an increase of $9 million in net favorable prior year development.

Acquisition costs and acquisition ratio

The decrease in acquisition costs and acquisition ratio in the three months ended March 31, 2010 compared to the same period in 2009 is primarily due to a lower premium deficiency charge and lower profit commission adjustments reported by cedants in the credit/surety line of business.

Technical result and technical ratio

The decrease of $11 million in the technical result and corresponding increase in the technical ratio for the three months ended March 31, 2010 compared to the same period in 2009 was explained by an increase of $25 million in large catastrophic losses, increasing loss trends and normal fluctuations in profitability and premiums earned between periods, partially offset by an increase of $9 million in net favorable prior year development, lower loss estimates in the credit/surety lines of business and a decrease in acquisition costs.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Gross premiums written	$246	20%	$205
Net premiums written	246	20	205
Net premiums earned	$92	16	$79
Losses and loss expenses	(124)	NM	(11)
Acquisition costs	(7)	(3)	(8)

Technical result	$(39)	NM	$60
Loss ratio	134.9%		14.1%
Acquisition ratio	8.0		9.6

Technical ratio	142.9%		23.7%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 14% and 16% of total net premiums written in the three months ended March 31, 2010 and 2009, respectively. The decrease in the Catastrophe sub-segment’s net premiums written as a percentage of total net premiums written during the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Gross and net premiums written increased by 20% and net premiums earned increased by 16% in the three months ended March 31, 2010 compared to the same period of 2009. The increases in gross and net premiums written and net premiums earned were partially due to the weaker U.S. dollar in the three months ended March 31, 2010 compared to the same period in 2009, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written by 7% and net premiums earned by 6%. The increases in gross and net premiums written resulted from a timing difference related to the renewal of a treaty. The increase in net premiums earned of 16% in the three months ended March 31, 2010 compared to the same period in 2009 was lower than the increase in net premiums written of 20% primarily due to the timing of the renewal of a treaty written during the first quarter of 2010, which was fully reflected in net premiums written but only partially earned during the three months ended March 31, 2010.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $122 million, or 132.9 points on the loss ratio; and

•	an increase in the book of business and exposure.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2009 reflected:

•	no large catastrophic losses; and

•	an increase in the book of business and exposure.

The increase of $113 million in losses and loss expenses for the three months ended March 31, 2010 compared to the same period in 2009 included:

•	an increase of $122 million in large catastrophic losses; partially offset by

•	a decrease of $9 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Acquisition costs and acquisition ratio decreased in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to profit commissions received from certain cedants in the three months ended March 31, 2010.

Technical result and technical ratio

The decrease of $99 million in the technical result and corresponding increase in the technical ratio in the three months ended March 31, 2010 compared to the same period in 2009 was primarily explained by an increase of $118 million, net of reinstatement premiums of $4 million, in large catastrophic losses, partially offset by normal fluctuations in profitability and net premiums earned between periods.

Paris Re

The Paris Re sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, property, proportional motor and specialty property and represented 59% of the net premiums written in this sub-segment in the three months ended March 31, 2010. Aviation/space, credit/surety, engineering, marine and other are considered by the Company to have a medium tail and represented 20% of the net premiums written, while specialty casualty and non-proportional motor are considered to be long-tail and accounted for the balance of the net premiums written in this sub-segment in the three months ended March 31, 2010. The results of the Paris Re sub-segment are only included in the Company’s Consolidated Statement of Operations from October 2, 2009, the date of acquisition. Consequently, results of the Paris Re sub-segment for the three months ended March 31, 2009 are not presented or discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2010 (in millions of U.S. dollars):

For the three months ended March 31, 2010
Gross premiums written	$461
Net premiums written	377
Net premiums earned	$243
Losses and loss expenses	(229)
Acquisition costs	(39)

Technical result	$(25)
Loss ratio	94.4%
Acquisition ratio	15.8

Technical ratio	110.2%

Premiums

The Paris Re sub-segment represented 21% of total net premiums written in the three months ended March 31, 2010.

Gross and net premiums written for the three months ended March 31, 2010 included 35% and 30%, respectively, from the catastrophe line of business, as a significant amount of Paris Re’s business in this line renews at January 1. Net premiums written are 18% lower than gross premiums written reflecting retrocessional covers in place for the catastrophe and marine lines of business. Net premiums earned of $243 million are primarily driven by the catastrophe, property and motor lines. The property line benefited from premium adjustments reported by cedants during the three months ended March 31, 2010.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 included large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $83 million, or 32.9 points on the loss ratio.

Acquisition costs and acquisition ratio

Acquisition costs and acquisition ratio for the three months ended March 31, 2010 were primarily driven by the acquisition costs incurred in the catastrophe line of business, which tend to be lower compared to other lines of business.

Technical result and technical ratio

The technical result of $25 million loss and the technical ratio of 110.2% for the three months ended March 31, 2010 reflect large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $79 million, net of reinstatement premiums of $4 million.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Gross premiums written	$187	14%	$164
Net premiums written	183	14	160
Net premiums earned	$165	17	$140
Life policy benefits	(132)	16	(113)
Acquisition costs	(23)	(17)	(28)

Technical result	$10	NM	(1)
Other income	—	(77)	1
Other operating expenses	(14)	36	(10)
Net investment income	16	4	15

Allocated underwriting result(1)	$12	115	$5

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 10% and 12% of total net premiums written in the three months ended March 31, 2010 and 2009, respectively. The decrease in the Life segment’s net premiums written as a percentage of total net premiums written during the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Gross and net premiums written increased by 14% and net premiums earned increased by 17% in the three months ended March 31, 2010 compared to the same period in 2009. The increase in gross and net premiums written and net premiums earned was primarily due to the weaker U.S. dollar in the three months ended March 31, 2010 compared to the same period in 2009, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 9%. The increases in gross and net premiums written and net premiums earned were primarily driven by new business in the longevity line.

Life policy benefits

Life policy benefits increased by $19 million in the three months ended March 31, 2010 compared to the same period in 2009. The increase was primarily attributable to:

•	new business written in the longevity line;

•

the impact of foreign exchange fluctuations, which increased life policy benefits by 9% (consistent with the increase in net premiums earned) during the three months ended March 31, 2010 compared to the same period in 2009; and

•	life policy benefits related to the Chile Earthquake and Storm Xynthia of $5 million; partially offset by

•	an increase of $18 million in favorable prior year development.

The net favorable development of $11 million and net adverse development of $7 million in the three months ended March 31, 2010 and 2009, respectively, were primarily driven by the GMDB business, where the payout is linked to the performance of underlying capital market assets in France.

Acquisition costs

The decrease in acquisition costs in the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to a decrease of $4 million in acquisition costs reported for a longevity treaty in run-off.

Net investment income

Net investment income increased in the three months ended March 31, 2010 compared to the same period of 2009, as a result of higher invested assets and the impact of foreign exchange fluctuations, partially offset by lower interest rates.

Allocated underwriting result

The improvement of $7 million in allocated underwriting result in the three months ended March 31, 2010 compared to the same period in 2009 was primarily explained by the improvement in the technical result, which was partially offset by an increase in other operating expenses. The improvement in the technical result was primarily driven by an increase in profitability of the GMDB business and was partially offset by life policy benefits related to the Chile Earthquake and Storm Xynthia.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2010 and 2009 was as follows:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Non-life
Property and casualty
Casualty	10%	14%
Property	19	19
Motor	8	6
Multiline and other	2	3
Specialty
Agriculture	4	5
Aviation/Space	3	2
Catastrophe	20	16
Credit/Surety	5	5
Engineering	3	4
Energy	2	3
Marine	5	4
Specialty casualty	6	4
Specialty property	3	3
Life	10	12

Total	100%	100%

The changes in the distribution of net premiums written by line between the three months ended March 31, 2010 and 2009 primarily reflected the inclusion of Paris Re’s results in the three months ended March 31, 2010 following the Company’s acquisition in the fourth quarter of 2009, as well as the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: the decrease in net premiums written was primarily due to higher cedants’ retentions and continued pressure on pricing.

•

Motor and catastrophe: the increase in the percentage of net premiums written in these lines of business is primarily due to the inclusion of Paris Re’s results, as discussed above. The catastrophe line of business represents a relatively high percentage of Paris Re’s net premiums written for the three months ended March 31, 2010, given that a significant amount of Paris Re’s catastrophe business renews at January 1.

•	Life: the decrease in net premiums written is primarily due to the inclusion of Paris Re’s results, as discussed above, which increased the net premiums written in the Non-life segment.

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

The distribution of gross premiums written by treaty type for the three months ended March 31, 2010 and 2009 was as follows:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Non-life Segment
Proportional	38%	47%
Non-Proportional	47	39
Facultative	5	2
Life Segment
Proportional	8	10
Non-Proportional	2	2

Total	100%	100%

The changes in the distribution of gross premiums written by treaty type in the Non-life segment between the three months ended March 31, 2010 and 2009 primarily reflected the inclusion of Paris Re’s results in the three months ended March 31, 2010 following the Company’s acquisition in the fourth quarter of 2009. Paris Re writes a significantly higher percentage of non-proportional and facultative business than the Company’s other Non-life sub-segments. The decrease in the distribution of proportional business written in the Life segment was also driven by the inclusion of the Paris Re’s results, which increased the percentage of the gross premiums written in the Non-life segment.

The distribution of gross premiums written by treaty type is also affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended March 31, 2010 and 2009 was as follows:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Europe	48%	49%
North America	36	38
Latin America, Caribbean and Africa	8	7
Asia, Australia and New Zealand	8	6

Total	100%	100%

The modest changes in the distribution of gross premiums written by geographic region was primarily driven by the inclusion of Paris Re’s results. Paris Re’s gross premiums written were proportionately higher in Asia, Australia and New Zealand and lower in Europe than the Company’s other Non-life sub-segments and Life segment. The decrease in gross premiums written in North America is primarily driven by a decrease in gross premiums written in the Company’s U.S. sub-segment, as discussed above.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2010 and 2009 was as follows:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Broker	74%	69%
Direct	26	31

Total	100%	100%

The percentage of gross premiums written through brokers has increased due to the inclusion of Paris Re’s results. Paris Re writes a proportionately higher percentage of its business through brokers than the Company’s other Non-life sub-segments and Life segment.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses. The investment related and corporate activities of Paris Re are only included in Corporate and Other from October 2, 2009, the date of acquisition. Consequently, the investment related and corporate activities of Paris Re for the same period in 2009 are not presented or discussed below.

Net Investment Income

The table below provides net investment income by asset source for the three months ended March 31, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Fixed maturities	$154	19%	$129
Short-term investments, cash and cash equivalents	4	89	2
Equities	3	15	3
Funds held and other	11	46	7
Funds held – directly managed	12	NM	—
Investment expenses	(11)	26	(8)

Net investment income	$173	30	$133

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Net investment income increased in the three months ended March 31, 2010 compared to the same period in 2009 due to:

•	an increase in net investment income from fixed maturities and from funds held – directly managed following the acquisition of Paris Re;

•	an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and the purchase of higher yielding investments; and

•	the weakening of the U.S. dollar, on average, in the three months ended March 31, 2010 compared to the same period in 2009 contributed 3% to the increase in net investment income; partially offset by

•	lower reinvestment rates; and

•	increased investment expenses.

Net Realized and Unrealized Investment Gains (Losses)

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities. In addition, the Company records changes in fair value for substantially all of its investments as unrealized investment gains or losses in its Unaudited Consolidated Statements of Operations.

Realized and unrealized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates, credit spreads and equity market conditions.

As discussed in Overview above, the trends in the financial markets observed during the most part of 2009 continued in the three months ended March 31, 2010 with the narrowing of credit spreads and improvements in worldwide equity markets, while U.S. risk-free interest rates remained essentially unchanged and European risk-free interest rates declined. This had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized gains on investments compared to realized and unrealized losses on investments in during the three months ended March 31, 2009.

The components of net realized and unrealized investment gains (losses) for the three months ended March 31, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Net realized investment gains on fixed maturities and short-term investments	$16	$20
Net realized investment gains (losses) on equities	13	(41)
Net realized gains on other invested assets	2	16
Change in net unrealized losses on other invested assets	(23)	(20)
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments subject to the fair value option	97	(48)
Change in net unrealized investment gains on equities subject to the fair value option	25	3
Net other realized and unrealized investment gains	7	—
Net realized losses and change in net unrealized investment gains on funds held – directly managed	9	—

Net realized and unrealized investment gains (losses)	$146	$(70)

Net realized and unrealized investment gains (losses) improved by $216 million, from a loss of $70 million in the three months ended March 31, 2009 to a gain of $146 million in the same period of 2010. The improvement in net realized and unrealized investment gains (losses) was primarily due to a decrease in European risk-free interest rates, the narrowing of credit spreads and improvements in worldwide equity markets. Net realized and unrealized investment gains of $146 million in the three months ended March 31, 2010 were primarily due to the change in net unrealized investment gains on fixed maturities, short-term investments and equities of $122 million, net realized investment gains on fixed maturities, short-term investments, equities and other invested assets of $31 million, net realized losses and change in net unrealized investment gains on funds held – directly managed of $9 million and net other realized and unrealized investment gains of $7 million, which were partially offset by net unrealized losses on other invested assets of $23 million.

Net realized gains on other invested assets of $2 million in the three months ended March 31, 2010 primarily relate to gains on total return swaps and was partially offset by a loss on an interest rate derivative used to mitigate exposure to interest rate volatility related to the Company’s recent Senior Notes issuance. Net unrealized losses on other invested assets of $23 million primarily relate to unrealized losses on treasury futures and total return swaps. Net realized gains on other invested assets of $16 million in the three months ended March 31, 2009 primarily relate to gains on treasury and equity futures. The net unrealized losses on other invested assets of $20 million primarily relate to unrealized losses on treasury futures and credit default swaps, which were partially offset by unrealized gains on total return and interest rate swaps.

Interest in Earnings (Losses) of Equity Investments

The interest in the results of equity investments represents the Company’s share of earnings or losses related to private placement investments and limited partnerships in which the Company has more than a minor interest. The Company’s interest in earnings (losses) of equity investments was $2 million for the three months ended March 31, 2010, compared to a loss of $6 million for the same period in 2009. These results represent the aggregate activity of several limited partnerships and unrelated private placement investments.

Technical Result and Other Income

Technical result and other income included in Corporate and Other primarily relates to income on insurance-linked securities and principal finance transactions and was $nil for three months ended March 31, 2010, compared to a gain of $2 million combined for the same period in 2009.

Other Operating Expenses

The Company’s total other operating expenses for the three months ended March 31, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2010	% Change 2010 over 2009	For the three months ended March 31, 2009
Other operating expenses	$128	53%	$84

Other operating expenses represent 11.1% and 9.6% of net premiums earned (both Non-life and Life) for the three months ended March 31, 2010 and 2009, respectively. Other operating expenses included in Corporate and Other were $36 million and $20 million, of which $32 million and $16 million are related to corporate activities for the three months ended March 31, 2010 and 2009, respectively.

The increase in other operating expenses of 53% for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the inclusion of Paris Re’s other operating expenses of $25 million, a higher share-based compensation expense, Paris Re acquisition-related costs of $4 million and the weakening of the U.S. dollar, on average, which contributed a 5% increase in other operating expenses.

Financial Condition, Liquidity and Capital Resources

The Company purchased, as part of its acquisition of Paris Re, an investment portfolio and a funds held – directly managed account. The discussion of the acquired Paris Re investment portfolio is included in the discussion of Investments below. The discussion of the segregated investment portfolio underlying the funds held – directly managed account is included separately in Funds Held – Directly Managed below.

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of financial condition, liquidity and capital resources at March 31, 2010 focuses only on material changes from December 31, 2009.

Investments

Total investments and cash were $16.5 billion at March 31, 2010, compared to $16.0 billion at December 31, 2009. The major factors influencing the increase in the three months ended March 31, 2010 were:

•	the issuance of $500 million in Senior Notes in March 2010;

•	net cash provided by operating activities of $414 million; and

•

an increase in the market value of the investment portfolio (realized and unrealized) of $130 million resulting from an increase in the fixed maturity and short-term investment portfolios of $113 million, and an increase in the equity portfolio of $38 million, partially offset by an a decrease in other invested assets of $21 million; partially offset by

•

other factors, the primary one being the effect of a stronger U.S. dollar at March 31, 2010 relative to the euro and other currencies as it relates to the conversion of non-U.S. dollar invested assets into U.S. dollars at lower exchange rates, amounting to approximately $256 million;

•	repurchases of the Company’s common shares of $231 million; and

•	dividend payments on common and preferred shares totaling $49 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At March 31, 2010, the liability funds totaled $10.6 billion (including funds held – directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $8.0 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The market value of investments classified as trading securities (excluding funds held - directly managed) was $15.0 billion at March 31, 2010. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2010, approximately 95% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 92% were publicly traded. The average credit quality of the Company’s fixed income securities at March 31, 2010 was AA, comparable to the position at December 31, 2009.

The average duration of the Company’s investment portfolio was 3.1 years at March 31, 2010 and December 31, 2009. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.6 years to 3.1 years at March 31, 2010.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at March 31, 2010 decreased to 3.2% from 3.6% at December 31, 2009, reflecting the narrowing of credit spreads and lower risk-free interest rates.

The Company’s investment portfolio generated a positive total return of 1.8% (excluding the effects of foreign exchange rates) for the three months ended March 31, 2010 compared to a positive total return of 0.5% (excluding the effects of foreign exchange rates) for the comparable period in 2009. The higher total return was primarily due to an increase in higher yielding investments, the narrowing of credit spreads and improvements in worldwide equity markets.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at March 31, 2010 were as follows (in millions of U.S. dollars):

March 31, 2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,146	$9	$(4)	$1,151
Other foreign governments	2,854	71	(7)	2,918
Corporate	6,607	261	(17)	6,851
Mortgage/asset-backed securities	3,101	98	(29)	3,170

Total fixed maturities	13,708	439	(57)	14,090
Short-term investments	72	—	—	72
Equities	790	103	(14)	879

Total	$14,570	$542	$(71)	$15,041

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

U.S. government and agencies included U.S. treasuries, agencies of the U.S. government and U.S. municipalities. At March 31, 2010, U.S. treasuries and agencies of the U.S. government accounted for 62% and 36% of this category, respectively. Although U.S. treasuries and agencies are not rated, with the exception of investments totaling $22 million in government sponsored entities which were rated AA, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. The U.S. municipalities held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with 70% of this category rated AAA at March 31, 2010.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At March 31, 2010, 82% of this category was rated AAA compared to 64% at December 31, 2009. The increase in the percentage of this category rated AAA was due to the Company selling substantially all of its foreign government obligations related to Italy, Spain, Greece, Portugal and Ireland in January 2010, and reallocating these exposures to AAA rated other foreign government securities. Investment grade foreign government and agency obligations accounted for the remaining 18%. The largest three foreign government issuers (France, Canada and Germany) accounted for 82% of this category at March 31, 2010.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At March 31, 2010, 93% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 71% were rated A- or better. While the ten largest issuers accounted for 18% of the corporate bonds held by the Company at March 31, 2010 (7% of total investments and cash), no single issuer accounted for more than 3% of total corporate bonds (2% of the Company’s total investments and cash at March 31, 2010). At March 31, 2010, U.S. bonds comprised 62% of this category. The main exposures by economic sector were 29% in finance (13% were banks), 13% in consumer noncyclicals, 10% in government guaranteed corporate debt and 10% in communications. Within the finance sector, 99% of corporate bonds were rated investment grade and 90% were rated A- or better at March 31, 2010. In January 2010, the Company sold substantially all of its holdings of Spanish government guaranteed corporate debt (excluding funds held – directly managed) with these exposures reallocated primarily to AAA rated other foreign government securities.

In the mortgage/asset-backed securities category, 90% were U.S. mortgage-backed and asset-backed securities at March 31, 2010. These securities generally have a low risk of default and 77% are backed by agencies of the U.S. government, which sets standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at March 31, 2010, other than $15 million of investments in distressed asset vehicles (included in other invested assets). At March 31, 2010, the Company’s U.S. mortgage-backed and asset-backed securities included approximately $131 million (5%) of collateralized mortgage obligations and commercial mortgage-backed securities, where the Company deemed the entry point and price of the investment to be attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.8 billion at March 31, 2010, approximately 12% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 10% of this category at March 31, 2010 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 98% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of foreign and U.S. corporations, foreign governments and U.S. government and agencies. At March 31, 2010, corporates (consisting primarily of foreign government guaranteed corporate debt and catastrophe bonds) comprised 84% of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent), while foreign governments and U.S. government and agencies comprised the remaining 11% and 5%, respectively, and were rated AAA.

Publicly traded common stocks (including public exchange traded funds and real estate investment trusts (REITs)) comprised 96% of equities at March 31, 2010. The majority of the remaining balance was comprised of a $36 million emerging markets mutual fund, which accounted for 4% of equities. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 97% at March 31, 2010. While the ten largest common stocks accounted for 24% of equities (excluding equities held in public exchange traded funds and mutual funds) at March 31, 2010, no single common stock issuer accounted for more than 4% of total equities (excluding equities held in public exchange traded funds and mutual funds) or 1% of the Company’s total investments and cash. At March 31, 2010, the largest publicly traded common stock exposures by economic sector were 14% in each of finance, technology and energy, 13% in consumer noncyclicals and 12% in industrials. The increase in the Company’s equity portfolio from $796 million at December 31, 2009 to $879 million at March 31, 2010 was primarily due to a modest shift in asset allocation to equities and also due to an increase in market values, driven by increases in worldwide equity markets during the three months ended March 31, 2010.

Maturity Distribution

The distribution of fixed maturities and short-term investments at March 31, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$664	$669
More than one year through five years	5,940	6,107
More than five years through ten years	3,450	3,574
More than ten years	625	642

Subtotal	10,679	10,992
Mortgage/asset-backed securities	3,101	3,170

Total	$13,780	$14,162

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at March 31, 2010:

% of total fixed income securities
Rating Category
AAA	51%
AA	10
A	23
BBB	11
Below investment grade/unrated	5

100%

Other Invested Assets

At March 31, 2010, the Company had other invested assets of $187 million. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain and loss position at March 31, 2010, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

As part of its principal finance activities, the Company has entered into total return, interest rate, and credit default swaps, which are accounted for as derivative financial instruments.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At March 31, 2010, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $8 million and $8 million, respectively. At March 31, 2010, the notional value of the Company’s assumed exposure in the form of total return swaps was $179 million.

As of March 31, 2010, 54% of the Company’s principal finance total return and interest rate swap portfolio was related to apparel and retail future flow or intellectual property backed transactions, with the remainder distributed over a number of generally unrelated risks, and approximately 62% of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At March 31, 2010, the fair value and the notional value of the Company’s assumed exposure in the form of credit default swaps was $nil and $18 million, respectively.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at March 31, 2010. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $2 million at March 31, 2010, and the notional value was $185 million, comprised of $190 million of credit protection purchased and $5 million of credit exposure assumed. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks include parametric weather risks and longevity risk, respectively. For the longevity total return swap, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment. The weather derivatives are valued using quoted market prices that are actively traded on an exchange. The fair value and notional value of both the weather derivatives and the longevity total return swap was a net unrealized gain of $1 million and $53 million, respectively.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The fair value and notional value of the treasury note futures was a net unrealized gain of $10 million and a net short position of $1,441 million at March 31, 2010. The Company also uses equity futures to replicate equity investment positions. However, no equity futures were outstanding at March 31, 2010.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. As of March 31, 2010, foreign exchange forward contracts outstanding resulted in a net unrealized loss of $3 million and foreign currency option contracts outstanding resulted in an unrealized loss of $nil.

In December 2009, to mitigate exposure to interest rates, the Company entered into an interest rate derivative which had a notional value of $400 million. This interest rate derivative matured in March 2010.

At March 31, 2010, the Company’s strategic investments of $172 million (of which $162 million were included in other invested assets) includes investments in non-publicly traded companies, private placement equity investments, derivatives and other specialty asset classes. As part of the Company’s strategic investment activities, are commodity futures and option contracts which are accounted for as derivative financial instruments. The notional value of the commodity futures and option contracts was a net short position of $6 million and a net long position of $1 million, respectively, at March 31, 2010. The fair value of the commodity futures and option contracts was a net unrealized loss of $2 million and $nil, respectively at March 31, 2010. The Company also had $25 million in notes receivable and $10 million of other invested assets at March 31, 2010.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The composition of the investments underlying the funds held – directly managed account at March 31, 2010 is discussed below.

At March 31, 2010, approximately 99% of fixed income securities underlying the funds held – directly managed account were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and all of these securities were publicly traded. The average credit quality of fixed income securities underlying the funds held – directly managed account at March 31, 2010 was AA, comparable to December 31, 2009.

The average duration of investments underlying the funds held – directly managed account was 3.2 years at March 31, 2010. The average yield to maturity on fixed maturities and short-term investments and cash and cash equivalents underlying the funds held – directly managed account was 2.5% at March 31, 2010 and is lower than the book yield of 3.5% reported prior to the acquisition of Paris Re due to an increase in the cost basis of the portfolio under U.S. GAAP, which is based on the fair value of the investments at the date of acquisition. The increased cost basis is a result of the securities trading at a premium to their par value at maturity at the date of acquisition. The premium will be amortized over the remaining period to maturity.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at March 31, 2010 were as follows (in millions of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$330	$2	$(1)	$331
Other foreign governments	480	3	(2)	481
Corporate	923	28	(19)	932
Mortgage/asset-backed securities	14	2	(3)	13

Total fixed maturities	1,747	35	(25)	1,757
Short-term investments	23	—	—	23
Other invested assets	37	—	(5)	32

Total	$1,807	$35	$(30)	$1,812

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at March 31, 2010, were cash and cash equivalents of $25 million, other assets and liabilities of $117 million and accrued investment income of $28 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and agencies underlying the funds held – directly managed account included U.S. treasuries and agencies of the U.S. government. At March 31, 2010, U.S. treasuries and agencies of the U.S. government accounted for 33% and 67% of this category, respectively. Although U.S. treasuries and agencies are not rated, with the exception of investments totaling $37 million in government sponsored entities which were rated AA, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments underlying the funds held – directly managed account are obligations of non-U.S. governments and their agencies. At March 31, 2010, 38% of this category was rated AAA, while investment grade foreign government and agency obligations accounted for the remaining 62%. The largest two foreign government issuers (Canada and France) accounted for 87% of this category at March 31, 2010. The decrease in other foreign governments underlying the funds held – directly managed account from $548 million at December 31, 2009 to $481 million at March 31, 2010, is primarily related to the sale of substantially all of the other foreign governments and agency obligations related to Italy, Spain, Greece, Portugal and Ireland in January 2010.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At March 31, 2010, 99% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 92% were rated A- or better. In addition, government guaranteed corporate debt represented 10% of the corporate bond investments underlying the funds held – directly managed account at March 31, 2010. While the ten largest issuers accounted for 20% of the corporate bonds underlying the funds held – directly managed account at March 31, 2010, no single issuer accounted for more than 5% of total corporate bonds or 3% of the investments underlying the funds held – directly managed account. At March 31, 2010, U.S. bonds comprised 43% of this category, while French and Dutch bonds comprised 16% and 10%, respectively. The main exposures of this category by economic sector were 47% in finance (28% were banks), 14% in consumer noncyclicals and 10% in government guaranteed corporate debt. Within the finance sector, 99% of corporate bonds were rated investment grade and 98% were rated A- or better at March 31, 2010. In January 2010, the Company sold substantially all of its holdings of Portuguese government guaranteed corporate debt in this category with these exposures reallocated primarily to AAA rated other foreign government securities.

Short-term investments primarily consist of foreign government obligations, with 76% rated as AAA at March 31, 2010.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$366	$366
More than one year through five years	893	899
More than five years through ten years	417	421
More than ten years	81	81

Subtotal	1,757	1,767
Mortgage/asset-backed securities	14	13

Total	$1,771	$1,780

Rating Distribution

The following table provides a breakdown of the credit quality of fixed income securities underlying the Company’s funds held – directly managed account at March 31, 2010:

% of total fixed income securities
Rating Category
AAA	42%
AA	27
A	26
BBB	4
Below investment grade/unrated	1

100%

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at March 31, 2010 have not changed significantly since December 31, 2009. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2010. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information concerning losses and loss expenses.

At March 31, 2010 and December 31, 2009, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,930 million and $10,811 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,585 million and $10,475 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at March 31, 2010 include $1,445 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I and Note 8 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2010 (in millions of U.S. dollars):

For the three months ended March 31, 2010
Net liability at December 31, 2009	$10,475
Net incurred losses related to:
Current year	974
Prior year	(93)

881
Change in Paris Re Reserve Agreement	9
Net paid losses	(565)
Effects of foreign exchange rate changes	(215)

Net liability at March 31, 2010	$10,585

The Non-life ratio of paid losses to net premiums earned was 57%, while the Non-life ratio of paid losses to incurred losses was 64% for the three months ended March 31, 2010, compared to 46% and 83%, respectively, for the same period in 2009. The higher Non-life ratio of paid losses to net premiums earned for the three months ended March 31, 2010 compared to the same period in 2009 is primarily related to loss payments to commute certain contracts during the three months ended March 31, 2010. The decrease in the Non-life ratio of paid losses to incurred losses is due to a higher level of incurred losses, primarily related to the Chile Earthquake and Storm Xynthia, during the three months ended March 31, 2010 compared to the same period in 2009, which had no catastrophic losses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the impact of foreign exchange on net reserves.

Policy Benefits for Life and Annuity Contracts

At March 31, 2010 and December 31, 2009, the Company recorded gross policy benefits for life and annuity contracts of $1,614 million and $1,615 million, respectively, and net policy benefits for life and annuity contracts of $1,598 million and $1,595 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the three months ended March 31, 2010 (in millions of U.S. dollars):

For the three months ended March 31, 2010
Net liability at December 31, 2009	$1,595
Net incurred losses	131
Net paid losses	(56)
Effects of foreign exchange rate changes	(72)

Net liability at March 31, 2010	$1,598

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. Reinsurance recoverable on paid and unpaid losses at March 31, 2010 has not changed significantly since December 31, 2009. See Note 9 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II below for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These contractual obligations are considered by the Company when assessing its liquidity requirements, and the Company is confident in its ability to meet all of its obligations.

See Shareholders’ Equity and Capital Resources Management for a discussion of the material changes in the Company’s Contractual Obligations and Commitments since December 31, 2009 resulting from the issuance of $500 million in Senior Notes in March 2010.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at March 31, 2010 was $7.4 billion, a 3% decrease compared to $7.6 billion at December 31, 2009. The major factors contributing to the decrease in shareholders’ equity for the three months ended March 31, 2010 were:

•

a net decrease of $215 million, due to the repurchase of common shares of $231 million under the Company’s share repurchase program, partially offset by share-based compensation expense and the issuance of common shares under the Company’s employee equity plans of $16 million;

•

a $69 million decrease in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s and PARIS RE SA’s financial statements into the U.S. dollar;

•	dividends declared on both the Company’s common and preferred shares of $49 million; and

•	a $4 million decrease in other comprehensive income; partially offset by

•	net income of $80 million.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the three months ended March 31, 2010.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s share price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all share-based awards and other dilutive securities). The Company’s diluted book value per share declined by 0.5% to $84.12 at March 31, 2010 from $84.51 at December 31, 2009, primarily due to the decrease in shareholders’ equity noted above, and was partially offset by the accretive impact of the share repurchases during the three months ended March 31, 2010.

The table below sets forth the capital structure, which excludes the current portion of long-term debt, of the Company at March 31, 2010 and December 31, 2009 (in millions of U.S. dollars):

	March 31, 2010		December 31, 2009
Capital Structure:
Senior notes (1)	750	9	250	3
Capital efficient notes (2)	63	1	63	1
6.75% Series C cumulative preferred shares, aggregate liquidation	290	3	290	4
6.5% Series D cumulative preferred shares, aggregate liquidation	230	3	230	3
Common shareholders’ equity	6,869	84	7,126	89

Total Capital	$8,202	100%	$7,959	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750.0 million and $250.0 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71.0 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

Senior Notes

On March 10, 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.500% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the Senior Notes is payable semi-annually commencing on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

The Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance B. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance B under the Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the Senior Notes were used for general corporate purposes.

Contemporaneously, PartnerRe U.S. Holdings, a wholly-owned subsidiary of the Company, issued a 5.500% promissory note, with a principal amount of $500 million to PartnerRe Finance B. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance B the principal amount on June 1, 2020, unless previously paid. Interest on the promissory note is payable semi-annually commencing on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

Common Shareholders’ Equity

During the three months ended March 31, 2010, the Company repurchased, under its authorized share repurchase program, 3,006,873 of its common shares at a total cost of $231 million, representing an average cost of $76.94 per share. In February 2010, following the repurchase of 1,846,094 common shares, the Company’s Board of Directors approved an increase in the Company’s share repurchase authorization up to a total of 8 million common shares. Subsequently, during the period from April 1, 2010 to April 27, 2010, the Company repurchased an additional 1,825,450 common shares at a total cost of $146 million, representing an average cost of $80.23 per share. Following these repurchases, the Company had approximately 5.0 million common shares remaining under its current share repurchase authorization and approximately 4.8 million common shares are held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

See Off-Balance Sheet Arrangements below for a discussion of the Company’s forward sale agreement maturing in April 2010.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.3 billion at March 31, 2010, compared to $738 million at December 31, 2009.

Cash flows from operations for the three months ended March 31, 2010 increased to $414 million from $254 million in the same period in 2009. The increase in cash flows from operations in the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to higher underwriting and net investment cash flows. While paid losses in the three months ended March 31, 2010 were higher than paid losses in the same period of 2009, driven by the inclusion of Paris Re’s paid losses, overall the Company’s net cash inflows from underwriting activities have increased. The increase in net investment cash flows reflects contributions from Paris Re and increased net investment income from a higher asset base and higher yielding investments.

Net cash provided by financing activities of $225 million for the three months ended March 31, 2010 was primarily related to the issuance of the Senior Notes of $500 million, partially offset by share repurchases ($231 million) and dividends on common and preferred shares ($49 million).

The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2010, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available or liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). As discussed under Investments above, the Company’s investments and cash totaled $16.5 billion at March 31, 2010, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $14.8 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. The Company’s financial strength ratings at March 31, 2010 have not changed since December 31, 2009. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Facilities

The Company’s credit facilities at March 31, 2010 have not changed significantly since December 31, 2009. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

On April 28, 2010, under the terms of the amendment to the forward sale agreement with the forward counterparty, the remaining $200 million range forward matured. Subsequent to maturity and commencing on April 28, 2010, there is a 40 day valuation period, whereby the Company could deliver up to 3.4 million common shares over the valuation period, subject to a minimum price per share of $59.05 and a maximum price per share of $84.15. As a result of the Company’s share price trading between the minimum and the maximum price per share during the period from April 28, 2010 to May 10, 2010, as of May 10, 2010, the Company has not delivered any common shares to the forward counterparty.

See Off-Balance Sheet Arrangements in Item 7 of Part II and Notes 15 and 18 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months ended March 31, 2010 and 2009.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity. The currency translation adjustment account decreased by $69 million during the three months ended March 31, 2010 due to both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment account for the three months ended March 31, 2010 (in millions of U.S. dollars):

For the three months ended March 31, 2010
Currency translation adjustment at December 31, 2009	$83
Change in currency translation adjustment included in accumulated other comprehensive income	(69)

Currency translation adjustment at March 31, 2010	$14

See Item 3 of Part I below for a discussion of the Company’s risk related to changes in foreign currency.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

See Notes 2 and 3 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of market risks at March 31, 2010 focuses only on material changes from December 31, 2009 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed income portfolio and the fixed income securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship. For additional information on liability funds and capital funds, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

At March 31, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates, total invested assets (including investments underlying the funds held – directly managed account), and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	March 31, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest)	$16,640	6%	$16,181	3%	$15,722	$15,263	(3)%	$14,804	(6)%
Fair value of funds held – directly managed exposed to interest rate risk (including accrued interest)	1,948	6	1,890	3	1,832	1,774	(3)	1,716	(6)
Total invested assets (including funds held – directly managed exposed to interest rate risk and including accrued interest)	19,652	6	19,135	3	18,618	18,101	(3)	17,584	(6)
Shareholders’ equity	8,423	14	7,906	7	7,389	6,872	(7)	6,355	(14)

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Consolidated Balance Sheets. In March 2010, the Company issued $500 million aggregate principal amount of 5.500% Senior Notes. The fair value of the $500 million Senior Notes at March 31, 2010 of $496 million was based on quoted market prices. The fair value of the Company’s other outstanding debt obligations and preferred securities, has not changed materially compared to December 31, 2009. For additional information see Note 4 to the Unaudited Condensed Financial Statements in Item 1 of Part I of this report and Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Spread Risk

The Company’s fixed income portfolio and the fixed income securities underlying the funds held – directly managed account are exposed to credit spread risk. Fluctuations in market credit spreads have a direct impact on the market valuation of these securities. The Company manages credit spread risk by the selection of securities within its fixed income portfolio. Changes in credit spreads directly affect the market value of certain fixed income securities, but do not necessarily result in a change in the future expected cash flows associated with holding individual securities. Other factors, including liquidity, supply and demand, and changing risk preferences of investors, may affect market credit spreads without any change in the underlying credit quality of the security.

At March 31, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such spreads, total invested assets (including investments underlying the funds held – directly managed account) and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	March 31, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (including accrued interest)	$16,428	4%	$16,075	2%	$15,722	$15,369	(2)%	$15,016	(4)%
Fair value of funds held – directly managed exposed to interest rate risk (including accrued interest)	1,910	4	1,871	2	1,832	1,793	(2)	1,754	(4)
Total invested assets (including funds held – directly managed exposed to interest rate risk and including accrued interest)	19,402	4	19,010	2	18,618	18,226	(2)	17,834	(4)
Shareholders’ equity	8,173	11	7,781	5	7,389	6,997	(5)	6,605	(11)

The impacts of changes in credit spreads for all parallel shifts in basis points are lower than the impacts of changes in interest rates, as the change in credit spreads does not impact government fixed income securities. However, the change in credit spreads does assume that mortgage-backed securities issued by government sponsored entities are affected, even though these typically exhibit significantly lower spread volatility than corporate fixed income securities. These changes also exclude any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, British pound, Canadian dollar, Swiss franc and Singapore dollar. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Unaudited Condensed Consolidated Financial Statements.

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at March 31, 2010 to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total (1)
Total assets	$6,090	$1,116	$1,416	$88	$338	$403	$9,451
Total liabilities	(5,099)	(913)	(875)	(329)	(86)	(1,101)	(8,403)

Total foreign currency exposure	991	203	541	(241)	252	(698)	1,048
Total derivative amount	270	(190)	89	227	(32)	385	749

Net foreign currency exposure	$1,261	$13	$630	$(14)	$220	$(313)	$1,797

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at March 31, 2010.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its branches, whose functional currencies are the euro or Canadian dollar. The above numbers also include the Company’s investment in PARIS RE SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar. Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $180 million and $359 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At March 31, 2010, approximately 50% of the Company’s fixed income portfolio (including the funds held – directly managed account) was rated AAA (or equivalent rating), 85% was rated A- or better and 4% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2010, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for 2.5% and 17.8% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for 5% and 20% of total corporate fixed income securities underlying the funds held – directly managed account at March 31, 2010, respectively. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and as part of its principal finance activities;

•	credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due the Company;

•	credit risk of Colisée Re in the event of their insolvency or their failure to honor the value of the funds held balances due the Company;

•

credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the 2006 Acquisition Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009);

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The credit risks that the Company is exposed to have not changed materially since December 31, 2009. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair value of $843 million, excluding fixed income mutual funds of $36 million) at March 31, 2010. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.10 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index.

Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	March 31, 2010	10% increase	% change	20% increase	% change
Equities (excluding fixed income mutual funds)	$657	(22)%	$750	(11)%	$843	$936	11%	$1,029	22%
Total invested assets (including funds held – directly managed, but excluding accrued interest)	18,199	(1)	18,292	(1)	18,385	18,478	1	18,571	1
Shareholders’ equity	7,203	(3)	7,296	(1)	7,389	7,482	1	7,575	3

These changes do not take into account any potential mitigating impact from the fixed income market or taxes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2010, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

On October 2, 2009, the Company completed its acquisition of Paris Re and is currently in the process of integrating the internal controls and procedures of Paris Re and its subsidiaries into its internal control over financial reporting. The Company has excluded from its assessment of internal control an assessment of the financial reporting at Paris Re, whose financial statements constitute approximately 25% of total assets, approximately 20% of revenues and approximately 5% of net income of the Company’s unaudited consolidated financial statement amounts as of and for the three months ended March 31, 2010.

There have been no other changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at March 31, 2010 have not changed significantly since December 31, 2009. See Note 19(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A.	RISK FACTORS

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are based on the Company’s assumptions and expectations concerning future events and financial performance of the Company and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. The Company’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as exposure to catastrophe, or other large property and casualty losses, adequacy of reserves, risks associated with implementing business strategies and integrating new acquisitions, levels and pricing of new and renewal business achieved, credit, interest, currency and other risks associated with the Company’s investment portfolio, changes in accounting policies, and other factors identified in the Company’s filings with the Securities and Exchange Commission.

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

The following discussion updates and supplements the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

We are unable to predict the effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on the Company in particular.

In response to the financial crises affecting the banking system and financial markets, the U.S. federal government and other governmental and regulatory bodies have taken or are considering taking other actions to address the governance of those industries that are viewed as presenting a systemic risk to economic stability. Such actions include the International Monetary Fund’s proposal to levy a financial stability tax on all financial institutions and the proposals for enhanced regulation and supervision contained in the recently published Organization for Economic Co-operation and Development paper on the impact of the financial crisis on the Insurance sector. We are unable to predict the effect that the enactment of any such proposals will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are monitoring the situation as it evolves.

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended March 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)(3)
1/01/2010-1/31/2010	—	—	—	5,000,000
2/01/2010-2/28/2010	1,846,094	75.83	1,846,094	8,000,000
3/01/2010-3/31/2010	1,160,779	78.69	1,160,779	6,839,221

Total	3,006,873	76.94	3,006,873

(1)	In February 2010, the Company repurchased 1.8 million of its common shares at a total cost of $140 million, representing an average cost of $75.83 per share. Following these repurchases, and also in February 2010, the Company’s Board of Directors approved an increase in the Company’s share repurchase authorization up to a total of 8 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

(2)	At March 31, 2010, approximately 3.0 million common shares were held in treasury and available for reissuance.

(3)	During the period from April 1, 2010 to April 27, 2010, the Company repurchased 1.8 million of its common shares at a total cost of $146 million, representing an average cost of $80.23 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 56.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: May 10, 2010

By:	/S/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: May 10, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Board of Directors Compensation Program For Non Executive Directors

10.2	PartnerRe Ltd. Director Share Option Agreement

10.3	PartnerRe Ltd. Restricted Share Unit Award Agreement

10.4	Underwriting Agreement dated March 10, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Barclays Capital Inc. and the other underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed March 15, 2010)

10.5	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 15, 2010)

10.6	First Supplemental Indenture (including the form of the Notes) dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of the Company’s Current Report of Form 8-K filed March 15, 2010)

10.7	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed March 15, 2010)

10.8	First Supplemental Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed
March 15, 2010)

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications