Form 10-Q
period 2010-06-30
PARTNERRE LTD
filed 2010-08-09
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of August 2, 2010 was 75,590,936.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and of shareholders’ equity, and of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda

August 9, 2010

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30, 2010	December 31, 2009
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2010, $13,018,712; 2009, $13,856,840)	$13,556,761	$14,143,093
Short-term investments, trading securities, at fair value (amortized cost: 2010, $106,680; 2009, $134,830)	106,773	137,346
Equities, trading securities, at fair value (cost: 2010, $922,807; 2009, $731,387)	885,999	795,539
Other invested assets	246,664	225,532

Total investments	14,796,197	15,301,510
Funds held – directly managed (cost: 2010, $1,850,549; 2009, $2,126,456)	1,875,305	2,124,826
Cash and cash equivalents, at fair value, which approximates amortized cost	1,085,325	738,309
Accrued investment income	184,715	218,739
Reinsurance balances receivable	2,627,422	2,249,181
Reinsurance recoverable on paid and unpaid losses	406,549	367,453
Funds held by reinsured companies	859,050	938,039
Deferred acquisition costs	672,694	614,857
Deposit assets	300,162	313,798
Net tax assets	73,414	79,044
Goodwill	455,533	455,533
Intangible assets	206,044	247,269
Other assets	93,724	83,986

Total assets	$23,636,134	$23,732,544

Liabilities
Unpaid losses and loss expenses	$10,342,589	$10,811,483
Policy benefits for life and annuity contracts	1,566,899	1,615,193
Unearned premiums	2,295,576	1,706,816
Other reinsurance balances payable	478,862	426,091
Deposit liabilities	314,723	330,015
Net tax liabilities	336,588	444,789
Accounts payable, accrued expenses and other	208,666	231,441
Current portion of long-term debt	200,000	200,000
Debt related to senior notes	750,000	250,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,564,892	16,086,817

Shareholders’ Equity
Common shares (par value $1.00, issued: 2010, 83,215,032 shares; 2009, 82,585,707 shares)	83,215	82,586
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 11,600,000 shares; aggregate liquidation preference: 2010 and 2009, $290,000,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 9,200,000 shares; aggregate liquidation preference: 2010 and 2009, $230,000,000)	9,200	9,200
Additional paid-in capital	3,387,335	3,357,004
Accumulated other comprehensive (loss) income:
Currency translation adjustment	(91,235)	82,843
Other accumulated comprehensive (loss) income (net of tax of: 2010, $3,042; 2009, $3,144)	(3,170)	2,084
Retained earnings	4,274,755	4,100,782
Common shares held in treasury, at cost (2010, 7,865,177 shares; 2009, 5,000 shares)	(600,458)	(372)

Total shareholders’ equity	7,071,242	7,645,727

Total liabilities and shareholders’ equity	$23,636,134	$23,732,544

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Revenues
Gross premiums written	$1,140,175	$846,149	$3,049,501	$2,186,528
Net premiums written	$1,112,735	$844,659	$2,896,899	$2,152,717
Increase in unearned premiums	(8,104)	(18,530)	(638,489)	(460,138)

Net premiums earned	1,104,631	826,129	2,258,410	1,692,579
Net investment income	174,454	135,593	347,576	268,720
Net realized and unrealized investment gains	46,046	306,536	191,519	236,417
Net realized gain on purchase of capital efficient notes	—	—	—	88,427
Other income	753	3,361	2,028	7,942

Total revenues	1,325,884	1,271,619	2,799,533	2,294,085
Expenses
Losses and loss expenses and life policy benefits	704,631	458,898	1,716,967	977,797
Acquisition costs	244,144	181,689	464,251	381,657
Other operating expenses	160,151	98,468	288,286	182,062
Interest expense	12,803	6,335	19,935	15,482
Amortization of intangible assets	7,833	—	12,636	—
Net foreign exchange (gains) losses	(11,021)	1,202	(14,648)	4,550

Total expenses	1,118,541	746,592	2,487,427	1,561,548
Income before taxes and interest in earnings of equity investments	207,343	525,027	312,106	732,537
Income tax expense	17,762	56,954	45,316	116,765
Interest in earnings of equity investments	1,346	6,196	3,791	17

Net income	190,927	474,269	270,581	615,789
Preferred dividends	8,631	8,631	17,263	17,263

Net income available to common shareholders	$182,296	$465,638	$253,318	$598,526

Comprehensive income
Net income	$190,927	$474,269	$270,581	$615,789
Change in currency translation adjustment	(105,335)	38,922	(174,078)	7,722
Change in other accumulated comprehensive (loss) income, net of tax	(1,321)	(795)	(5,254)	1,529

Comprehensive income	$84,271	$512,396	$91,249	$625,040

Per share data
Net income per common share:
Basic net income	$2.36	$8.23	$3.19	$10.58
Diluted net income	$2.31	$8.10	$3.13	$10.43
Weighted average number of common shares outstanding	77,365,445	56,609,822	79,519,198	56,560,784
Weighted average number of common and common share equivalents outstanding	78,796,431	57,469,013	81,050,662	57,394,927
Dividends declared per common share	$0.50	$0.47	$1.00	$0.94

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Common shares
Balance at beginning of period	$82,586	$57,749
Issue of common shares	629	201

Balance at end of period	83,215	57,950
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	3,357,004	1,465,688
Issue of common shares	30,331	13,743

Balance at end of period	3,387,335	1,479,431
Accumulated other comprehensive (loss) income
Balance at beginning of period	84,927	22,808
Change in currency translation adjustment	(174,078)	7,722
Change in other accumulated comprehensive (loss) income, net of tax	(5,254)	1,529

Balance at end of period	(94,405)	32,059
Retained earnings
Balance at beginning of period	4,100,782	2,729,662
Net income	270,581	615,789
Dividends on common shares	(79,345)	(53,151)
Dividends on preferred shares	(17,263)	(17,263)

Balance at end of period	4,274,755	3,275,037
Common shares held in treasury
Balance at beginning of period	(372)	(97,599)
Repurchase of common shares	(600,086)	—

Balance at end of period	(600,458)	(97,599)

Total shareholders’ equity	$7,071,242	$4,767,678

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Cash flows from operating activities
Net income	$270,581	$615,789
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	37,518	10,074
Amortization of intangible assets	12,636	—
Net realized and unrealized investment gains	(191,519)	(236,417)
Net realized gain on purchase of capital efficient notes	—	(88,427)
Changes in:
Reinsurance balances, net	(443,469)	(286,205)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	7,542	17,380
Funds held by reinsured companies and funds held – directly managed	169,847	8,537
Deferred acquisition costs	(80,901)	(47,052)
Net tax assets and liabilities	(66,175)	93,419
Unpaid losses and loss expenses including life policy benefits	194,878	(104,921)
Unearned premiums	638,489	460,138
Other net changes in operating assets and liabilities	(8,671)	(14,789)

Net cash provided by operating activities	540,756	427,526
Cash flows from investing activities
Sales of fixed maturities	4,001,975	2,502,800
Redemptions of fixed maturities	561,593	561,895
Purchases of fixed maturities	(4,227,623)	(3,447,701)
Sales and redemptions of short-term investments	94,045	110,600
Purchases of short-term investments	(69,056)	(57,602)
Sales of equities	171,643	424,522
Purchases of equities	(341,427)	(377,434)
Other, net	(138,272)	(6,767)

Net cash provided by (used in) investing activities	52,878	(289,687)
Cash flows from financing activities
Cash dividends paid to shareholders	(96,608)	(70,414)
Proceeds from issuance of senior notes	500,000	—
Repurchase of treasury shares	(600,086)	—
Issue of common shares	15,013	4,975
Contract fees on forward sale agreement	(2,638)	(2,502)
Repayment of debt	—	(200,000)
Purchase of capital efficient notes	—	(94,241)

Net cash used in financing activities	(184,319)	(362,182)
Effect of foreign exchange rate changes on cash	(62,299)	2,353
Increase (decrease) in cash and cash equivalents	347,016	(221,990)
Cash and cash equivalents—beginning of period	738,309	838,280

Cash and cash equivalents—end of period	$1,085,325	$616,290

Supplemental cash flow information:
Taxes paid	$109,841	$41,125
Interest paid	$17,866	$18,157

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

2. Significant Accounting Policies

The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

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

The following significant accounting policies were adopted by the Company during the six months ended June 30, 2010. The adoption of these policies did not have an impact on the Company’s consolidated shareholders’ equity or net income.

•

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance which replaced the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (VIE) with a qualitative approach to determine whether the Company has a controlling interest (primary beneficiary) in a VIE at the date when it becomes initially involved in the VIE. The guidance also requires the Company to perform ongoing reassessments, and provide certain disclosures, related to its involvement in VIEs. The Company adopted this guidance as of January 1, 2010.

The Company is involved in the normal course of business with VIEs as a passive investor in certain asset-backed securities, other fixed maturity investments and limited partnerships, that are issued by third party VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets and any unfunded commitments. The Company also has three indirect wholly-owned subsidiaries that are considered to be VIEs, which were utilized to issue the Company’s Senior Notes and Capital Efficient Notes (see Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). The Company determined that it was not the primary beneficiary of any of these VIEs as of June 30, 2010.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

3. New Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance for embedded credit derivatives, which clarifies that only a credit derivative related to the subordination of one financial instrument to another is exempt from embedded derivative bifurcation requirements. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination, may need to separately account for the embedded credit derivative feature. This guidance is effective for interim and annual periods beginning after June 15, 2010, with early adoption permitted. The adoption of this guidance will not have an impact on the Company’s consolidated shareholders’ equity or net income.

In July 2010, the FASB issued new accounting guidance which requires companies to enhance the disclosures related to the credit quality of financing receivables and the allowances for credit losses. This guidance is effective for interim and annual periods ending on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

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

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange, exchange traded funds and exchange traded derivatives, such as futures and certain weather derivatives, that are actively traded.

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

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; inactively traded fixed maturities; real estate mutual fund investments; notes receivable and total return swaps.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At June 30, 2010 and December 31, 2009, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities
U.S. government and agencies	$—	$1,105,256	$9,999	$1,115,255
Other foreign governments	—	2,640,461	—	2,640,461
Corporate	—	6,772,051	15,437	6,787,488
Asset-backed securities	—	389,113	225,958	615,071
Residential mortgage-backed securities	—	2,367,973	—	2,367,973
Other mortgage-backed securities	—	29,659	854	30,513

Fixed maturities, trading securities	$—	$13,304,513	$252,248	$13,556,761

Short-term investments, trading securities	$—	$106,773	$—	$106,773

Equities, trading securities
Finance	$93,500	$—	$2,115	$95,615
Consumer noncyclical	91,893	—	—	91,893
Energy	90,883	—	—	90,883
Technology	88,867	—	—	88,867
Industrials	75,614	—	—	75,614
Consumer cyclical	70,808	—	—	70,808
Communications	64,544	—	—	64,544
Other	87,046	—	—	87,046
Mutual funds and exchange traded funds	181,117	—	39,612	220,729

Equities, trading securities	$844,272	$—	$41,727	$885,999

Other invested assets
Foreign exchange forward contracts	$—	$(16,056)	$—	$(16,056)
Foreign currency option contracts	—	445	—	445
Futures contracts	(16,042)	—	—	(16,042)
Credit default swaps (protection purchased)	—	(1,207)	—	(1,207)
Credit default swaps (assumed risks)	—	(1,406)	—	(1,406)
Insurance-linked securities	(5)	—	(6,763)	(6,768)
Total return swaps	—	—	(7,816)	(7,816)
Interest rate swaps	—	(8,104)	—	(8,104)
Other	—	423	50,289	50,712

Other invested assets	$(16,047)	$(25,905)	$35,710	$(6,242)

Funds held – directly managed
U.S. government and agencies	$—	$313,027	$357	$313,384
Other foreign governments	—	439,818	—	439,818
Corporate	—	864,189	—	864,189
Mortgage/asset-backed securities	—	—	12,577	12,577
Short-term investments	—	28,495	—	28,495
Other invested assets	—	—	26,825	26,825

Funds held – directly managed	$—	$1,645,529	$39,759	$1,685,288

Total	$828,225	$15,030,910	$369,444	$16,228,579

During the three months and six months ended June 30, 2010, there were no significant transfers between Levels 1 and 2.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$13,945,500	$197,593	$14,143,093
Short-term investments, trading securities	—	137,346	—	137,346
Equities, trading securities	757,436	—	38,103	795,539
Other invested assets	—	39,795	16,454	56,249
Funds held – directly managed	—	1,790,676	39,619	1,830,295

Total	$757,436	$15,913,317	$291,769	$16,962,522

At June 30, 2010 and December 31, 2009, the aggregate carrying amounts of items included in other invested assets that the Company did not measure at fair value were $252.9 million and $169.3 million, respectively, which primarily related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

At June 30, 2010 and December 31, 2009, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $116.7 million and $123.9 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). In addition to the investments underlying the funds held – directly managed account held at fair value of $1,685.3 million and $1,830.3 million at June 30, 2010 and December 31, 2009, respectively, the funds held – directly managed account included cash and cash equivalents, carried at fair value, of $51.5 million and $145.4 million, respectively, and accrued investment income of $21.8 million and $25.2 million, respectively.

At June 30, 2010 and December 31, 2009, substantially all of the accrued investment income and the accrued investment income related to the investments underlying the funds held – directly managed account in the Unaudited Condensed Consolidated Balance Sheets related to investments for which the fair value option was elected.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended June 30, 2010 and 2009 (in thousands of U.S. dollars):

For the three months ended June 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3(a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities, trading securities
U.S. government and agencies	$9,720	$272	$7	$—	$9,999	$272
Corporate	10,057	300	5,080	—	15,437	300
Asset-backed securities	84,984	7,359	133,615	—	225,958	7,359
Residential mortgage-backed securities	95,029	—	(95,029)	—	—	—
Other mortgage-backed securities	811	123	(80)	—	854	123

Fixed maturities, trading securities	$200,601	$8,054	$43,593	$—	$252,248	$8,054

Equities, trading securities
Finance	$2,459	$(1,039)	$695	$—	$2,115	$(1,039)
Mutual funds and exchange traded funds	35,670	(1,058)	5,000	—	39,612	(1,058)

Equities, trading securities	$38,129	$(2,097)	$5,695	$—	$41,727	$(2,097)

Other invested assets
Derivatives, net	$(7,998)	$1,772	$(8,353)	$—	$(14,579)	$1,772
Other	25,918	(253)	24,624	—	50,289	(253)

Other invested assets	$17,920	$1,519	$16,271	$—	$35,710	$1,519

Funds held – directly managed
U.S. government and agencies	$204	$153	$—	$—	$357	$153
Mortgage/asset-backed securities	13,260	(683)	—	—	12,577	(683)
Other invested assets	30,348	(3,523)	—	—	26,825	(3,523)

Funds held – directly managed	$43,812	$(4,053)	$—	$—	$39,759	$(4,053)

Total	$300,462	$3,423	$65,559	$—	$369,444	$3,423

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the three months ended June 30, 2009	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers out of Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities	$121,578	$19,037	$(4,010)	$(64,630)	$71,975	$18,606
Short-term investments	93	(20)	—	—	73	(20)
Equities	32,985	1,729	—	—	34,714	1,729
Other invested assets	(8,754)	16,219	(2,176)	—	5,289	15,575

Total	$145,902	$36,965	$(6,186)	$(64,630)	$112,051	$35,890

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the six months ended June 30, 2010 and 2009 (in thousands of U.S. dollars):

For the six months ended June 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3(a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities, trading securities
U.S. government and agencies	$4,286	$272	$9,727	$(4,286)	$9,999	$272
Corporate	15,041	423	10,900	(10,927)	15,437	423
Asset-backed securities	99,952	4,601	124,305	(2,900)	225,958	4,576
Residential mortgage-backed securities	77,440	191	(77,631)	—	—	—
Other mortgage-backed securities	874	153	(173)	—	854	153

Fixed maturities, trading securities	$197,593	$5,640	$67,128	$(18,113)	$252,248	$5,424

Equities, trading securities
Finance	$2,488	$(1,068)	$695	$—	$2,115	$(1,068)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	(198)	5,000	—	39,612	(198)

Equities, trading securities	$38,103	$(1,350)	$4,974	$—	$41,727	$(1,266)

Other invested assets
Derivatives, net	$(9,361)	$4,315	$(17,699)	$8,166	$(14,579)	$2,490
Other	25,815	(169)	24,643	—	50,289	(169)

Other invested assets	$16,454	$4,146	$6,944	$8,166	$35,710	$2,321

Funds held – directly managed
U.S. government and agencies	$375	$(18)	$—	$—	$357	$(18)
Other foreign governments	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(4,431)	—	16,866	12,577	(4,426)
Other invested assets	35,685	(8,860)	—	—	26,825	(8,860)

Funds held – directly managed	$39,619	$(13,322)	$(3,404)	$16,866	$39,759	$(13,304)

Total	$291,769	$(4,886)	$75,642	$6,919	$369,444	$(6,825)

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the six months ended June 30, 2009	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers out of Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities	$78,138	$18,741	$(5,936)	$(18,968)	$71,975	$18,622
Short-term investments	137	(64)	—	—	73	(64)
Equities	33,547	1,226	(59)	—	34,714	1,226
Other invested assets	(16,136)	23,720	(2,295)	—	5,289	22,792

Total	$95,686	$43,623	$(8,290)	$(18,968)	$112,051	$42,576

During the six months ended June 30, 2010, certain fixed maturities with a fair value of $18 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of municipal (included within U.S. government and agencies), corporate and student loans (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation as of June 30, 2010, resulting from the continued recovery of the financial markets. In addition, during the six months ended June 30, 2010, certain derivatives with a fair value in a net liability position of $8 million were transferred out of Level 3 into Level 2 due to the availability of externally modeled quoted prices that use observable inputs.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

During the six months ended June 30, 2010, certain fixed maturities within the investments underlying the funds held – directly managed account with a fair value of $17 million were transferred from Level 2 into Level 3. The reclassification into Level 3 consisted of asset-backed securities and residential and commercial mortgage-backed securities. The transfers into Level 3 were the result of the lack of observable market inputs, leading the Company to apply inputs that were not directly observable.

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Fixed maturities, trading securities	$165,665	$186,819	$264,762	$138,448
Short-term investments, trading securities	7	(206)	(2,418)	(581)
Equities, trading securities	(126,610)	121,199	(101,198)	124,689
Funds held – directly managed	19,988	N/A	31,167	N/A

Total	$59,050	$307,812	$192,313	$262,556

N/A: not applicable

All of the above changes in fair value are included in the Unaudited Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment gains.

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Other invested assets

The Company’s exchange traded derivatives, such as futures, options and certain weather derivatives are categorized as Level 1 and foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps, and credit default swaps are categorized as Level 2 within the fair value hierarchy. Included in the Company’s Level 3 categorization are unlisted equities including preference shares, unit trusts, credit linked notes, notes receivable and total return swaps. The Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s financial statements.

To validate prices, the Company will compare them to benchmarks, where appropriate, or to the business results generally within that asset class and specifically to those particular assets. In addition, the fair value measurements of all Level 3 investments are presented to, and peer reviewed by, an internal valuation committee that the Company has established.

Funds held – directly managed

The segregated investment portfolio underlying the funds held – directly managed account is comprised of fixed maturities, short-term investments and other invested assets which are fair valued on a basis consistent with the methods described above. Substantially all fixed maturities and short-term investments within the funds held – directly managed account are categorized as Level 2 within the fair value hierarchy.

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

(b) Fair Value of Financial Instrument Liabilities

The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2010, for which the Company does not measure that instrument at fair value, did not change from December 31, 2009, except for the fair value of the capital efficient notes (CENts), which was based on quoted market prices.

The fair value of the Senior Notes, issued on March 10, 2010, was based on quoted market prices (see Note 5).

The carrying values and fair values of the financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 were as follows (in thousands of U.S. dollars):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,566,899	$1,566,899	$1,615,193	$1,615,193
Current portion of long-term debt	200,000	200,000	200,000	199,494
Debt related to senior notes (2)	750,000	760,220	250,000	264,438
Debt related to capital efficient notes (3)	63,384	60,020	63,384	56,355

(1)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.
(2)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750.0 million and $250.0 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.
(3)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71.0 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

6. Net Income per Share

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Numerator:
Net income	$190,927	$474,269	$270,581	$615,789
Less: preferred dividends	8,631	8,631	17,263	17,263

Net income available to common shareholders	$182,296	$465,638	$253,318	$598,526

Denominator:
Weighted average number of common shares outstanding—basic	77,365.4	56,609.8	79,519.2	56,560.8
Share options and other (1)	1,431.0	859.2	1,531.5	834.1

Weighted average number of common and common share equivalents outstanding—diluted	78,796.4	57,469.0	81,050.7	57,394.9

Basic net income per share	$2.36	$8.23	$3.19	$10.58
Diluted net income per share (1)	$2.31	$8.10	$3.13	$10.43

(1)	At June 30, 2010 and 2009, share options to purchase 840.4 thousand and 969.4 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

7. Derivatives

The Company’s derivative instruments are recorded in the Unaudited Condensed Consolidated Balance Sheets at fair value, with changes in fair value mainly recognized in either net foreign exchange gains and losses or net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations or accumulated other comprehensive income or loss in the Unaudited Condensed Consolidated Balance Sheets, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

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

Foreign Currency Option Contracts and Futures Contracts

The Company also utilizes foreign currency option contracts to mitigate foreign currency risk. The Company uses exchange traded treasury note futures contracts to manage portfolio duration and commodity and equity futures to hedge certain investments.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to manage market exposures.

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at June 30, 2010. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

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

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 were as follows (in thousands of U.S. dollars):

	June 30, 2010		December 31, 2009
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$—	$4,840	$—
Interest rate derivatives	—	—	6,354	400,000

Total derivatives designated as hedges	$—		$11,194

Derivatives not designated as hedges
Foreign exchange forward contracts	$(16,056)	$1,385,554	$1,137	$1,333,862
Foreign currency option contracts	445	112,457	1,680	108,205
Futures contracts	(16,042)	770,585	27,866	1,825,297
Credit default swaps (protection purchased)	(1,207)	172,912	(2,056)	192,996
Credit default swaps (assumed risks)	(1,406)	27,500	566	22,500
Insurance-linked securities	(6,768)	116,115	(149)	48,962
Total return swaps	(7,816)	170,369	(1,195)	229,165
Interest rate swaps	(8,104)	—	(8,166)	—
Other	61	—	130	—

Total derivatives not designated as hedges	$(56,893)		$19,813

Total derivatives	$(56,893)		$31,007

The fair value of all derivatives at June 30, 2010 and December 31, 2009 is recorded in other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. The effective portion of net investment hedging derivatives recognized in accumulated other comprehensive income at December 31, 2009 was a loss of $66.3 million. The effective portion of interest rate derivatives recognized in accumulated other comprehensive income at December 31, 2009 was a gain of $6.4 million. There were no net investment hedges or interest rate derivatives outstanding at June 30, 2010.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Foreign exchange forward contracts	$14,557	$22,221	$10,542	$2,035
Foreign currency option contracts	(1,066)	3,989	1,134	2,184

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Total included in net foreign exchange gains and losses	$13,491	$26,210	$11,676	$4,219
Futures contracts	$(55,170)	$39,434	$(76,115)	$34,200
Credit default swaps (protection purchased)	311	(8,261)	(341)	(8,836)
Credit default swaps (assumed risks)	(1,400)	6,347	(1,379)	77
Insurance-linked securities	2,676	50	3,814	571
Total return swaps	(212)	12,983	2,409	19,203
Interest rate swaps	(104)	1,620	393	3,202
Interest rate derivatives	—	—	(3,848)	—
Other	55	213	(66)	230

Total included in net realized and unrealized investment gains and losses	$(53,844)	$52,386	$(75,133)	$48,647

Total derivatives not designated as hedges	$(40,353)	$78,596	$(63,457)	$52,866

8. Off-Balance Sheet Arrangements

On April 28, 2010, under the terms of the amendment to the forward sale agreement with the forward counterparty, the remaining $200 million forward sale agreement matured. Subsequent to maturity and commencing on April 28, 2010, there was a 40 day valuation period, whereby the Company could deliver up to 3.4 million common shares over the valuation period, subject to a minimum price per share of $59.05 and a maximum price per share of $84.15. As a result of the Company’s share price trading between the minimum and the maximum price per share during the valuation period, the Company did not deliver any common shares to the forward counterparty.

See Off-Balance Sheet Arrangements in Notes 15 and 18 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

9. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes.

On May 14, 2010, the Company entered into an agreement to modify an existing credit facility with Credit Suisse AG. Under the terms of the agreement, this credit facility was increased from a $100 million unsecured credit facility to a $250 million combined credit facility, with the initial $100 million being unsecured and any utilization above that being secured. This credit facility matures on May 14, 2011, and can be extended automatically to May 14, 2012.

See Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the credit facilities available to the Company.

10. Commitments and Contingencies

(a) Concentration of Credit Risk

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued or guaranteed by the U.S. and other AAA rated sovereign governments. As of June 30, 2010, the Company’s fixed maturity investments included $787 million, or 11.1% of the Company’s total shareholders’ equity, of AAA rated debt securities issued by the government of France. As of December 31, 2009, the Company’s fixed maturity investments included $814 million, or 10.6% of the Company’s total shareholders’ equity, of AAA rated debt securities issued by the government of France. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

See Note 19(a) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of the Company’s credit risks and the related credit risk management strategies and controls.

(b) Employment Agreements

In April 2010, as part of the Company’s integration of PARIS RE (Paris Re), the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. During the three months and six months ended June 30, 2010, the Company recorded charges of $33.8 million and $35.2 million, respectively, related to the voluntary plan within other operating

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

expenses. Employees participating in the voluntary plan have no compulsory notice periods, however, their expected leaving dates are over the next 18 months. Participating employees will continue to receive salary and other employment benefits until they leave the Company. The continuing salary and other employment benefits costs related to participating employees will be expensed as the employee provides service and remains with the Company.

(c) Legal Proceedings

Legal proceedings at June 30, 2010 have not changed significantly since December 31, 2009. See Note 19(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

11. Segment Information

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following tables provide a summary of the segment revenues and results for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2010

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$170	$144	$288	$125	$246	$973	$167	$—	$1,140
Net premiums written	$170	$142	$285	$125	$217	$939	$167	$7	$1,113
Decrease (increase) in unearned premiums	14	32	(18)	(63)	27	(8)	6	(6)	(8)

Net premiums earned	$184	$174	$267	$62	$244	$931	$173	$1	$1,105
Losses and loss expenses and life policy benefits	(95)	(112)	(173)	19	(175)	(536)	(169)	—	(705)
Acquisition costs	(60)	(45)	(63)	(5)	(46)	(219)	(25)	—	(244)

Technical result	$29	$17	$31	$76	$23	$176	$(21)	$1	$156
Other income (loss)						1	1	(1)	1
Other operating expenses						(82)	(13)	(65)	(160)

Underwriting result						$95	$(33)	n/a	$(3)
Net investment income							20	154	174

Allocated underwriting result (1)							$(13)	n/a	n/a
Net realized and unrealized investment gains								46	46
Interest expense								(13)	(13)
Amortization of intangible assets								(8)	(8)
Net foreign exchange gains								11	11
Income tax expense								(17)	(17)
Interest in earnings of equity investments								1	1

Net income								n/a	$191

Loss ratio (2)	51.4%	64.4%	64.9%	(30.4)%	71.8%	57.6%
Acquisition ratio (3)	32.4	25.6	23.5	8.1	18.9	23.4

Technical ratio (4)	83.8%	90.0%	88.4%	(22.3)%	90.7%	81.0%
Other operating expense ratio (5)						8.8

Combined ratio (6)						89.8%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Segment Information

For the six months ended June 30, 2010

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$462	$485	$667	$371	$707	$2,692	$354	$3	$3,049
Net premiums written	$462	$482	$637	$371	$594	$2,546	$349	$2	$2,897
Increase in unearned premiums	(45)	(142)	(115)	(218)	(106)	(626)	(12)	(1)	(639)

Net premiums earned	$417	$340	$522	$153	$488	$1,920	$337	$1	$2,258
Losses and loss expenses and life policy benefits	(245)	(305)	(358)	(105)	(405)	(1,418)	(299)	—	(1,717)
Acquisition costs	(121)	(84)	(113)	(12)	(85)	(415)	(49)	—	(464)

Technical result	$51	$(49)	$51	$36	$(2)	$87	$(11)	$1	$77
Other income (loss)						2	1	(1)	2
Other operating expenses						(160)	(27)	(101)	(288)

Underwriting result						$(71)	$(37)	n/a	$(209)
Net investment income							37	311	348

Allocated underwriting result (1)							$—	n/a	n/a
Net realized and unrealized investment gains								191	191
Interest expense								(20)	(20)
Amortization of intangible assets								(13)	(13)
Net foreign exchange gains								15	15
Income tax expense								(45)	(45)
Interest in earnings of equity investments								4	4

Net income								n/a	$271

Loss ratio (2)	58.7%	89.6%	68.6%	68.4%	83.0%	73.9%
Acquisition ratio (3)	28.9	24.7	21.8	8.0	17.4	21.6

Technical ratio (4)	87.6%	114.3%	90.4%	76.4%	100.4%	95.5%
Other operating expense ratio (5)						8.3

Combined ratio (6)						103.8%

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

12. Subsequent Events

On July 7, 2010, the Company agreed to sell its entire ownership of ChannelRe Holdings (ChannelRe), a Bermuda based non-publicly traded financial guaranty reinsurer, in consideration for cash of $9.7 million. Following the sale, the Company no longer has an ownership interest in ChannelRe and has no contractual obligations to provide capital or other financial support to ChannelRe. The carrying value of the Company’s investment in ChannelRe immediately prior to its sale was $nil, resulting in a realized gain on sale of $9.7 million, which the Company will record in its Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 (see Note 24 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

On July 12, 2010, the Company repaid the $200 million remaining half of the original $400 million loan agreement with Citibank N.A. (see Note 15 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

On July 12, 2010, the Company announced certain changes in its executive management group. Related to these changes, on July 28, 2010, the Company entered into a separation agreement with a member of executive management. As a result, the Company expects to recognize an additional pre-tax charge of approximately $10 million during the remainder of 2010.

On July 16, 2010, the Company terminated its existing $660 million five-year syndicated unsecured credit facility, which had a maturity date of September 30, 2010, and entered into a new $750 million three-year syndicated unsecured credit facility. The new facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants, which may be limited. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. The new facility will predominantly be used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility.

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

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Risk Factors in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for absolute certainty of claims payment with the shareholders’ need for an adequate return on their capital. See Executive Overview—Other Key Issues of Management—Risk Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

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

The major risks to the Company’s balance sheet are typically due to events that Management refers to as shock losses. The Company defines a shock loss as an event that has the potential to materially impact economic value. The Company defines its economic value as the difference between the net present value of tangible assets and the net present value of liabilities, using appropriate risk discount rates, plus the unrecognized value of our Life portfolio. For traded assets, the calculated net present values are equivalent to market values.

There are four areas of risk that the Company has currently identified as having the greatest potential for shock losses: catastrophe, reserving for casualty and other long-tail lines, equity and equity-like investment risk and longevity risk. The Company manages the risk of shock losses by setting risk appetite and limits, as described above and below, for each type of shock loss. The Company establishes limits to manage the absolute maximum foreseeable loss from any one event and considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business should such an event occur.

See Executive Overview—Other Key Issues of Management—Risk Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Company’s exposure to catastrophe risk, casualty reserving risk and equity investment risk.

During the three months ended March 31, 2010, Management identified longevity risk as the fourth area of risk having the potential for shock losses. Management considers longevity exposure to have a material accumulation potential and has established a limit to manage the risk of loss associated with this exposure. The Company defines longevity risk as the potential for increased actual and future expected annuity payments resulting from annuitants living longer than expected, or the expectation that annuitants will live longer in the future. Assuming longevity risk, through reinsurance or capital markets transactions, is part of the Company’s strategy of building a diversified portfolio of risks. While longevity risk is highly diversifying in relation to other risks in the Company’s portfolio (e.g. mortality products), longevity risk itself is a systemic risk with little opportunity to diversify within the risk class. Longevity risk accumulates across cedants, geographies, and over time because mortality trends can impact diverse populations in the same manner. Longevity risk can manifest slowly over time as experience proves annuitants are living longer than original expectations, or abruptly as in the case of a “miracle drug” that increases the life expectancy of all annuitants simultaneously.

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

Other risks such as interest rate risk and credit spread risk have the ability to impact results substantially and may result in volatility in results from period to period, but Management believes that by themselves, they are unlikely to represent a material downside threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report for additional disclosure on interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk.

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

The limits and actual exposures of the Company for its major risks were as follows:

Risk	Limit at June 30, 2010	Utilized at June 30, 2010	Utilized at December 31, 2009
Catastrophe risk – largest zonal limit	$2.8 billion	$2.4 billion	$2.4 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	3.2 billion	3.4 billion
Equity investment risk – value of equity and equity-like securities	4.0 billion	1.3 billion	1.2 billion
Longevity risk – net present value loss from extreme mortality improvement scenario	2.0 billion	0.5 billion	N/A

N/A: not applicable

The risk appetite and modeled economic loss for the Company’s major risks were as follows:

Risk	Risk Appetite at June 30, 2010(1)	Modeled Economic Loss at June 30, 2010(1)	Modeled Economic Loss at December 31, 2009
Catastrophe risk – 1 in 75 year annual aggregate loss	$1.6 billion	$1.2 billion	$1.3 billion
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years reserve development	0.8 billion	0.5 billion	0.5 billion
Equity investment risk – 1 in 75 year decline in value	1.2 billion	0.4 billion	0.4 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at June 30, 2010 have not changed materially compared to December 31, 2009. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments.

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

During the three months and six months ended June 30, 2010 and 2009, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for the Company’s Non-life segment for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Net prior year favorable reserve development:
Non-life segment
U.S.	$47	$56	$69	$77
Global (Non-U.S.) P&C	17	35	51	87
Global (Non-U.S.) Specialty	39	31	73	56
Catastrophe	8	21	10	23
Paris Re	10	N/A	11	N/A

Total net Non-life prior year favorable reserve development	$121	$143	$214	$243

N/A: not applicable

The net favorable reserve development on prior accident years for the three months and six months ended June 30, 2010 and 2009 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Net prior year favorable reserve development:
Non-life segment
Net prior year reserve development due to changes in premiums	$—	$17	$(6)	$27
Net prior year reserve development due to all other factors(1)	121	126	220	216

Total net Non-life prior year favorable reserve development	$121	$143	$214	$243

(1)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded as of June 30, 2010 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$706	$138	$1,874	$2,718	$(27)	$2,691
Global (Non-U.S.) P&C	1,116	8	929	2,053	(30)	2,023
Global (Non-U.S.) Specialty	1,092	35	967	2,094	(64)	2,030
Catastrophe	105	144	46	295	—	295
Paris Re	1,352	—	1,831	3,183	(236)	2,947

Total Non-life	$4,371	$325	$5,647	$10,343	$(357)	$9,986

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of June 30, 2010. Loss reserves are estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, and any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates recorded by the Company, and the range of actuarial estimates around these point estimates at June 30, 2010, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
U.S.	$2,691	$2,921	$2,064
Global (Non-U.S.) P&C	2,023	2,151	1,777
Global (Non-U.S.) Specialty	2,030	2,101	1,778
Catastrophe	295	320	270
Paris Re	2,947	3,091	2,774

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total net Non-life carried loss reserves.

Of the $2,947 million of net loss reserves for the PARIS RE (Paris Re) sub-segment, the Company considers only $1,624 million of net loss reserves for accident years 2006 and subsequent to be subject to loss reserve variability. The remaining $1,323 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Life segment reported net adverse development on prior accident years of $28 million and $17 million during the three months and six months ended June 30, 2010, respectively, primarily driven by adverse development of $20 million in the longevity line, due to an improvement in the mortality trend related to an impaired life annuity (ILA) treaty, and adverse development of $8 million resulting from the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. For the three months ended June 30, 2009, the Life segment reported net favorable development on prior accident years of $4 million and net adverse development on prior accident years of $3 million for the six months ended June 30, 2009, primarily due to certain GMDB treaties. See Results by Segment below.

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $369 million and $292 million at June 30, 2010 and December 31, 2009, respectively. For additional information related to the transfers into, and out of, the Company’s Level 3 classification during the three months and six months ended June 30, 2010, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Results of Operations—for the Three Months and Six Months Ended June 30, 2010 and 2009

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies in the three months and six months ended June 30, 2010 compared to the same periods in 2009; and

•	the U.S. dollar strengthened against most currencies, except the Canadian dollar, at June 30, 2010 compared to December 31, 2009.

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

The year over year comparison of the Company’s results is primarily affected by the acquisition of Paris Re in the fourth quarter of 2009, integration costs incurred in the three months ended June 30, 2010, losses related to large catastrophic events and the Deepwater Horizon Drilling Platform (Deepwater Horizon) in the six months ended June 30, 2010 and the effects of the global financial and economic crisis in 2009. To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

The results of Paris Re are only included in the Company’s Consolidated Statements of Operations and Cash Flows from October 2, 2009, the date of acquisition, and Paris Re’s technical results are presented as a separate Non-life sub-segment below. Consequently, results of the Paris Re sub-segment for the three months and six months ended June 30, 2009 are not presented or discussed below. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense and additional assets, liabilities and equity resulting from the acquisition wherever such amounts are material and identifiable.

In April 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. During the three months and six months ended June 30, 2010, the Company recorded charges of $33.8 million and $35.2 million, respectively, related to the voluntary plan within other operating expenses. Employees participating in the voluntary plan have no compulsory notice periods, however, their expected leaving dates are over the next 18 months. Participating employees will continue to receive salary and other employment benefits until they leave the Company. The continuing salary and other employment benefits costs related to participating employees will be expensed as the employee provides service and remains with the Company.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

In the three months ended March 31, 2010, the Company incurred net losses of $334 million, related to the combined impact of the Chile Earthquake and Atlantic storm Xynthia (Storm Xynthia). During the three months ended June 30, 2010, the Company decreased its loss estimates related to these events for all sub-segments, except for Global (Non-U.S.) P&C, which had a positive impact on the Company’s technical result and pre-tax income of $17 million (see Results by Segment below for further details). Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and additional uncertainty exists, specifically with respect to the Chile Earthquake, due to the place of occurrence and magnitude of the event. The Company’s actual losses from the Chile Earthquake and Storm Xynthia may exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for the Chile Earthquake, and the receipt of additional information from cedants, brokers and loss adjusters.

The following table reflects the combined impact of the Chile Earthquake and Storm Xynthia and the impact on the Company’s technical result and pre-tax income by segment and sub-segment during the six months ended June 30, 2010 (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$(8)	$(118)	$(20)	$(98)	$(118)	$(362)	$(2)	$—	$(364)
Reinsurance recoverable	—	—	—	—	39	39	—	—	39

Net losses and loss expenses and life policy benefits	$(8)	$(118)	$(20)	$(98)	$(79)	$(323)	$(2)	$—	$(325)
Reinstatement premiums earned	—	—	—	4	4	8	—	—	8

Impact on technical result and pre-tax income	$(8)	$(118)	$(20)	$(94)	$(75)	$(315)	$(2)	$—	$(317)

In addition to the above, on April 20, 2010, Deepwater Horizon in the Gulf of Mexico exploded and subsequently sank. The Company has exposure to this event primarily through its U.S., Global (Non-U.S.) Specialty and Paris Re sub-segments and incurred net losses of $63 million, net of reinstatement premiums. The Company’s loss estimate remains preliminary, given the on-going nature of the event, and the significant uncertainty regarding liability exposure, primarily related to pollution.

The following table reflects the impact of Deepwater Horizon on the Company’s technical result and pre-tax income by segment and sub-segment during the three months ended June 30, 2010 (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$(5)	$—	$(34)	$—	$(66)	$(105)	$—	$—	$(105)
Reinsurance recoverable	—	—	14	—	25	39	—	—	39

Net losses and loss expenses and life policy benefits	$(5)	$—	$(20)	$—	$(41)	$(66)	$—	$—	$(66)
Reinstatement premiums earned	—	—	—	—	3	3	—	—	3

Impact on technical result and pre-tax income	$(5)	$—	$(20)	$—	$(38)	$(63)	$—	$—	$(63)

During the three months ended March 31, 2010, the trends in the financial markets observed during the most part of 2009 continued with the narrowing of the credit spreads and improvements in worldwide equity markets, while U.S. risk-free interest rates remained essentially unchanged and European risk-free interest rates declined. The U.S. dollar strengthened against most currencies compared to its position at December 31, 2009. During the three months ended June 30, 2010, U.S. and European risk-free interest rates decreased while credit spreads widened, and worldwide equity markets declined. The U.S. dollar continued strengthening against most currencies compared to its position at March 31, 2010. As a result of these movements, the fair value of the Company’s investment portfolio decreased as of June 30, 2010 compared to December 31, 2009, which was primarily driven by the impact of foreign exchange as well as equities, and was partially offset by an increase in the fair value of fixed maturities. The Company’s results of operations for the three months and six months ended June 30, 2010 include net unrealized gains on fixed maturities, which were partially offset by net unrealized losses on equities.

The impacts of the global financial and economic crisis on the Company’s reinsurance underwriting operations have abated in the three months and six months ended June 30, 2010. The Company has continued to review its loss estimates and has modestly decreased its reserves during the three months and six months ended June 30, 2010 in certain affected lines of business for certain underwriting years, reflecting actual claims activity being less than anticipated based on information provided by cedants. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at June 30, 2010.

These events in the three months and six months ended June 30, 2010 and the continuing uncertainty or volatility in the capital or credit markets are discussed below in Review of Net Income and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months and six months ended June 30, 2010 and 2009 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Net income	$191	(60)%	$474	$271	(56)%	$616
Less: preferred dividends	9	—	9	17	—	17

Net income available to common shareholders	$182	(61)	$465	$254	(58)	$599
Diluted net income per share	$2.31	(71)	$8.10	$3.13	(70)	$10.43

Three-month result

The decrease in net income, net income available to common shareholders and diluted net income per share for the three months ended June 30, 2010 compared to 2009 resulted primarily from:

•	a decrease in net realized and unrealized investment gains of $261 million;

•	a decrease in Life underwriting result of $33 million, driven by net adverse prior year loss development;

•	an increase in other corporate operating expenses of $33 million, driven by the charges related to the voluntary plan; and

•

a decrease in Non-life underwriting result of $22 million, largely driven by losses related to Deepwater Horizon and partially offset by an increase in prior quarter favorable development; which were partially offset by

•	an increase in net investment income of $38 million, driven by the inclusion of Paris Re’s net investment income; and

•	a decrease in income tax expense of $40 million.

Six-month result

The decrease in net income, net income available to common shareholders and diluted net income per share for the six months ended June 30, 2010 compared to 2009 resulted primarily from:

•	a decrease in Non-life underwriting result of $284 million, largely driven by large catastrophic losses related to the Chile Earthquake and Storm Xynthia, and losses related to Deepwater Horizon;

•	no activity related to the Company’s capital efficient notes (CENts) in the six months ended June 30, 2010 compared to a gain of $89 million on purchase of CENts in the six months ended June 30, 2009;

•	an increase in other corporate operating expenses of $49 million, primarily driven by the charges related to the voluntary plan;

•	a decrease in net realized and unrealized investment gains of $45 million; and

•	a decrease in Life underwriting result of $27 million, primarily driven by net adverse prior year loss development; partially offset by

•	an increase in net investment income of $79 million, driven by the inclusion of Paris Re’s net investment income; and

•	a decrease in income tax expense of $72 million.

These items are further described in the Review of Net Income below.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains and losses and interest in earnings or losses of equity investments. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains and losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income include net realized gain on the purchase of the Company’s CENts in 2009, technical result and other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains and losses and income tax expense.

The components of net income for the three months and six months ended June 30, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Underwriting result:
Non-life	$95	(18)%	$117	$(71)	NM %	$213
Life	(33)	NM	—	(37)	285	(10)
Investment result:
Net investment income	174	29	136	348	29	269
Net realized and unrealized investment gains	46	(85)	307	191	(19)	236
Interest in earnings of equity investments	1	(78)	6	4	NM	—
Corporate and Other:
Net realized gain on purchase of capital efficient notes	—	—	—	—	NM	89
Technical result(1)	1	(83)	3	1	(69)	4
Other (loss) income	(1)	NM	2	(1)	NM	4
Other operating expenses	(65)	103	(32)	(101)	95	(52)
Interest expense	(13)	(102)	(6)	(20)	29	(15)
Amortization of intangible assets	(8)	NM	—	(13)	NM	—
Net foreign exchange gains (losses)	11	NM	(2)	15	NM	(5)
Income tax expense	(17)	(69)	(57)	(45)	(61)	(117)

Net income	$191	(60)	$474	$271	(56)	$616

NM: not meaningful

(1)	Technical result primarily relates to income on insurance-linked securities and principal finance transactions within Corporate and Other segment.

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

Three-month result

The underwriting result for the Non-life segment decreased by $22 million, from $117 million in the three months ended June 30, 2009 to $95 million in the same period of 2010. The decrease was principally attributable to:

•	an increase in losses and loss expenses of approximately $63 million, net of reinstatement premiums of $3 million, related to Deepwater Horizon;

•	an increase of $27 million in other operating expenses, primarily due to the inclusion of Paris Re’s Non-life operating expenses; and

•

a decrease of $22 million in net favorable loss development on prior years, from $143 million in the three months ended June 30, 2009 to $121 million in the same period of 2010. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•

an increase of $48 million resulting from the acquisition of Paris Re, excluding losses related to Deepwater Horizon and net favorable loss development on prior quarter and prior years discussed above and below; and

•

an increase of $42 million in net favorable prior quarter loss development, driven by significant downward premium adjustments in the agriculture line of business, favorable development related to the Chile Earthquake and Storm Xynthia and normal fluctuations in profitability between periods.

Underwriting result for the Life segment decreased from a breakeven position in the three months ended June 30, 2009 to a loss of $33 million in the same period of 2010. The decrease was primarily driven by adverse prior year development in the longevity and the GMDB lines of business. See Results by Segment below.

The Company reported net investment income of $174 million in the three months ended June 30, 2010 compared to $136 million in the same period of 2009. The 29% increase in net investment income is primarily attributable to the contribution from Paris Re’s investments and funds held – directly managed account, an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and the purchase of higher yielding investments, an increase in net investment income on funds held balances and foreign exchange fluctuations, which contributed 3% of the increase as a result of the weaker average U.S. dollar foreign exchange rates in the three months ended June 30, 2010 compared to the same period in 2009. The increase was partially offset by lower reinvestment rates.

Net realized and unrealized investment gains decreased by $261 million, from a gain of $307 million in the three months ended June 30, 2009 to a gain of $46 million in the same period of 2010. The decrease in net realized and unrealized investment gains of $261 million was primarily due to declines in worldwide equity markets, losses on treasury note futures and widening credit spreads, which were partially offset by lower U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $46 million in the three months ended June 30, 2010 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments of $166 million, net realized investment gains on fixed maturities, short-term investments and equities of $45 million and net realized and unrealized investment gains on funds held – directly managed of $20 million, which were partially offset by the change in net unrealized losses on equities and other invested assets of $152 million and net realized losses on other invested assets of $29 million. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details on the investment activity.

Interest in the results of equity investments decreased from a gain of $6 million in the three months ended June 30, 2009 to a gain of $1 million in the same period of 2010. See the discussion in Corporate and Other – Interest in Earnings of Equity Investments below for more details.

Technical result and other (loss) income included in Corporate and Other primarily relates to income on insurance-linked securities and principal finance transactions and was breakeven for the three months ended June 30, 2010, compared to $5 million for the three months ended June 30, 2009. See the discussion in Corporate and Other – Technical Result and Other Income below for more details.

Other operating expenses included in Corporate and Other increased by $33 million, from $32 million in the three months ended June 30, 2009 to $65 million in the same period of 2010. The increase was primarily due to the charges related to the Company’s voluntary plan discussed in Overview above and the inclusion of Paris Re’s other operating expenses, which were partially offset by lower consulting and professional fees.

Interest expense increased by $7 million in the three months ended June 30, 2010 compared to the same period in 2009 mainly due to interest related to the issuance of $500 million 5.500% Senior Notes in the three months ended March 31, 2010.

Net foreign exchange gains were $11 million in the three months ended June 30, 2010 compared to a loss of $2 million in the same period of 2009. The improvement in net foreign exchange gains during the three months ended June 30, 2010 resulted primarily from the impact of currency movements on certain unhedged equity securities and was partially offset by the impact of the Company’s hedging program. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $40 million, from $57 million in the three months ended June 30, 2009 to $17 million in the same period of 2010. The decrease in the income tax expense was primarily due to lower pre-tax net income and the geographic (tax jurisdiction) distribution of the lower pre-tax net income, with the Company’s taxable jurisdictions generating relatively lower income in the three months ended June 30, 2010 compared to the same period in 2009.

Six-month result

The underwriting result for the Non-life segment decreased by $284 million, from income of $213 million in the six months ended June 30, 2009 to a loss of $71 million in the same period of 2010. The decrease was principally attributable to:

•	an increase in large catastrophic losses of approximately $315 million, net of reinstatement premiums of $8 million, related to the Chile Earthquake and Storm Xynthia;

•	losses and loss expenses of approximately $63 million, net of reinstatement premiums of $3 million, related to Deepwater Horizon;

•	an increase of $51 million in other operating expenses, primarily due to the inclusion of Paris Re’s Non-life operating expenses; and

•

a decrease of $29 million in net favorable loss development on prior years, from $243 million in the six months ended June 30, 2009 to $214 million in the same period of 2010. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•

an increase of $100 million resulting from the acquisition of Paris Re, excluding losses related to the Chile Earthquake, Deepwater Horizon and Storm Xynthia and net favorable loss development on prior years discussed above; and

•

an increase of $74 million resulting from a lower level of loss estimates recorded in the specialty casualty and credit/surety lines of business related to the global economic and financial crisis and normal fluctuations in profitability between periods.

Underwriting result for the Life segment decreased from a loss of $10 million in the six months ended June 30, 2009 to a loss of $37 million in the same period of 2010. The decrease was primarily driven by net adverse prior year development in the longevity line. See Results by Segment below.

The Company reported net investment income of $348 million in the six months ended June 30, 2010 compared to $269 million in 2009. The 29% increase in net investment income is primarily attributable to the same factors described in the three-month result above.

Net realized and unrealized investment gains decreased by $45 million, from a gain of $236 million in the six months ended June 30, 2009 to a gain of $191 million in the same period of 2010. The decrease in net realized and unrealized investment gains was primarily due to declines in worldwide equity markets and widening credit spreads, which were partially offset by a decrease in U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $191 million in the six months ended June 30, 2010 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments of $262 million, net realized investment gains on fixed maturities, short-term investments and equities of $74 million and net realized and unrealized investment gains on funds held – directly managed of $29 million, which were partially offset by the change in net unrealized losses on equities and other invested assets of $149 million and net realized losses on other invested assets of $28 million. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details on the investment activity.

Interest in the results of equity investments improved from a breakeven position in the six months ended June 30, 2009 to a gain of $4 million in the same period of 2010. See the discussion in Corporate and Other – Interest in Earnings of Equity Investments below for more details.

Net realized gain on purchase of capital efficient notes (CENts) was $89 million in the six months ended June 30, 2009 as the Company purchased $187 million of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million. No similar gain was recorded in the same period of 2010.

Technical result and other income included in Corporate and Other primarily relates to income on insurance-linked securities and principal finance transactions and was breakeven for six months ended June 30, 2010, compared to $8 million in the same period of 2009. See the discussion in Corporate and Other – Technical Result and Other Income below for more details.

Other operating expenses included in Corporate and Other increased by $49 million from $52 million in the six months ended June 30, 2009 to $101 million in the same period of 2010. The increase was primarily due to the inclusion of Paris Re’s other operating expenses, the charges related to the Company’s voluntary plan, discussed in Overview above, and higher share-based compensation expense, partially offset by lower consulting and professional fees.

Interest expense increased by $5 million in the six months ended June 30, 2010 compared to the same period in 2009 mainly due to interest related to the issuance of $500 million 5.500% Senior Notes in the three months ended March 31, 2010, partially offset by the interest expense incurred related to, and prior to the purchase of, the Company’s CENts.

Net foreign exchange gains were $15 million in the six months ended June 30, 2010 compared to a loss of $5 million in the same period of 2009. The improvement in net foreign exchange gains during the six months ended June 30, 2010 resulted primarily from the impact of currency movements on certain unhedged equity securities, partially offset by the impact of the Company’s hedging program and losses driven by changes in the Company’s net U.S. dollar assets in its subsidiaries whose functional currency is other than the U.S. dollar. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $72 million, from $117 million in the six months ended June 30, 2009 to $45 million in the same period of 2010. The decrease in the income tax expense was primarily due to lower pre-tax net income and the geographic (tax jurisdiction) distribution of the lower pre-tax net income, with the Company’s taxable jurisdictions generating relatively lower income in the six months ended June 30, 2010 compared to the same period in 2009. The decrease in the income tax expense was also due to a decrease in tax on the net realized gain on purchase of CENts of $31 million recorded in the six months ended June 30, 2009.

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

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Paris Re sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and six months ended June 30, 2010 compared to the same period in 2009, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 47% and 45% of net premiums written in this sub-segment in the three months and six months ended June 30, 2010, respectively. This line typically tends to have a higher loss ratio and a lower technical result due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of the technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Gross premiums written	$170	(32)%	$248	$462	(18)%	$561
Net premiums written	170	(32)	249	462	(18)	561
Net premiums earned	$184	(29)	$258	$417	(17)	$500
Losses and loss expenses	(95)	(42)	(164)	(245)	(25)	(326)
Acquisition costs	(60)	(5)	(63)	(121)	(4)	(126)

Technical result(1)	$29	(4)	$31	$51	8	$48
Loss ratio(2)	51.4%		63.7%	58.7%		65.2%
Acquisition ratio(3)	32.4		24.2	28.9		25.2

Technical ratio(4)	83.8%		87.9%	87.6%		90.4%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 15% and 16% of total net premiums written in the three months and six months ended June 30, 2010, respectively, compared to 29% and 26% of total net premiums written during the same periods in 2009. The decrease in the U.S. sub-segment’s net premiums written as a percentage of total net premiums written during the three months and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to significantly lower net premiums written in the agriculture line of business and overall declining market conditions, as described in the three-month and six-month result, and the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Three-month result

Gross and net premiums written decreased by 32% and net premiums earned decreased by 29% in the three months ended June 30, 2010 compared to the same period in 2009. The decrease in gross and net premiums written and net premiums earned was primarily attributable to the agriculture and casualty lines of business. The decrease in the agriculture line was primarily driven by significant downward premium adjustments and higher retentions by cedants, driven by lower commodity prices. The decrease in the casualty line reflected continuing overall declining market conditions. The decrease in net premiums earned in the three months ended June 30, 2010 compared to the same period in 2009 was lower than the decrease in gross and net premiums written primarily due to the impact of increased business that was written in the motor line during prior periods being earned.

Six-month result

Gross and net premiums written decreased by 18% and net premiums earned decreased by 17% in the six months ended June 30, 2010 compared to the same period in 2009. The decrease in gross and net premiums written and net premiums earned was primarily attributable to the agriculture and casualty lines of business due to reasons described in the three-month result. These decreases in gross and net premiums written and net premiums earned were partially offset by lower downward premium adjustments related to prior periods reported by cedants in the six months ended June 30, 2010 compared to the same period in 2009, primarily in the motor and casualty lines. Notwithstanding the overall declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 2.7 points on the loss ratio;

•	net favorable loss development on prior accident years of $47 million, or 25.5 points on the loss ratio;

•

net favorable loss development on the prior quarter of $19 million, or 10.3 points on the loss ratio, primarily driven by significant downward premium adjustments in the agriculture line of business; and

•	a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned.

The net favorable loss development of $47 million included net favorable loss development for prior accident years in the agriculture and casualty lines of business, while the motor, property and credit/surety lines experienced combined adverse loss development for prior accident years of $11 million. Loss information provided by cedants in the three months ended June 30, 2010 for prior accident years was lower than the Company expected (higher for motor, property and credit/surety) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for the agriculture and casualty lines of business (increased for motor, property and credit/surety), which had the net effect of decreasing (increasing for motor, property and credit/surety) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•

net favorable loss development on prior accident years of $56 million, or 21.6 points on the loss ratio, including approximately $19 million related to downward premium adjustments in the agriculture line of business;

•	a lower level of mid-sized losses;

•	increasing loss trends, predominantly in the casualty line of business; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $56 million included net favorable development for prior accident years in all lines of business, with the exception of the multiline line of business, which experienced net adverse loss development for prior accident years of $9 million.

The decrease of $69 million in losses and loss expenses for the three months ended June 30, 2010 compared to the same period of 2009 included:

•

a decrease of approximately $64 million in losses and loss expenses resulting from a decrease in the book of business and exposure, a lower level of loss estimates recorded in the specialty casualty line of business and normal fluctuations in profitability between periods; and

•	an increase of $19 million in net favorable prior quarter loss development; partially offset by

•	a decrease of $9 million in net favorable prior year development; and

•	an increase in losses and loss expenses of $5 million related to Deepwater Horizon.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $8 million, or 1.9 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 1.2 points on the loss ratio;

•	net favorable loss development on prior accident years of $69 million, or 16.5 points on the loss ratio; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $69 million included net favorable loss development for prior accident years in most lines of business, predominantly in casualty and agriculture, while the motor and credit/surety lines experienced combined adverse loss development for prior accident years of $9 million. Loss information provided by cedants in the six months ended June 30, 2010 for prior accident years was lower than the Company expected (higher for motor and credit/surety) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business (increased for motor and credit/surety), which had the net effect of decreasing (increasing for motor and credit/surety) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•

net favorable loss development on prior accident years of $77 million, or 15.4 points on the loss ratio, including approximately $19 million related to downward premium adjustments in the agriculture line of business;

•	a lower level of mid-sized losses;

•	increasing loss trends, predominantly in the casualty line of business; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $77 million included net favorable development for prior accident years in all lines of business, with the exception of the multiline and motor lines of business, which experienced combined adverse loss development for prior accident years of $10 million.

The decrease of $81 million in losses and loss expenses for the six months ended June 30, 2010 compared to the same period of 2009 included:

•

a decrease of approximately $102 million in losses and loss expenses resulting from a decrease in the book of business and exposure, a lower level of loss estimates recorded in the specialty casualty line of business and normal fluctuations in profitability between periods; partially offset by

•	an increase in losses and loss expenses of $13 million related to large catastrophic losses and Deepwater Horizon; and

•	a decrease of $8 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month result and six-month result

Acquisition costs decreased in the three months and six months ended June 30, 2010 compared to the same periods in 2009 primarily as a result of lower net premiums earned. The acquisition ratio increased in the three months and six months ended June 30, 2010 compared to the same periods in 2009 due to a decrease in net premiums earned in the agriculture line of business, which carries a lower acquisition ratio, and higher profit commission adjustments reported by cedants.

Technical result and technical ratio

Three-month result

The decrease of $2 million in the technical result in the three months ended June 30, 2010 compared to the same period of 2009 was primarily attributable to normal fluctuations in profitability between periods predominantly driven by a decrease in the book of business, a decrease of $9 million in net favorable prior year loss development and an increase in losses and loss expenses of $5 million related to Deepwater Horizon, partially offset by a lower level of loss estimates recorded in the specialty casualty line of business. The technical ratio decreased in the three months ended June 30, 2010 compared to the same period in 2009 primarily due to change in the mix of business driven by significant downward premium adjustments in the agriculture line of business.

Six-month result

The increase of $3 million in the technical result and the corresponding decrease in technical ratio in the six months ended June 30, 2010 compared to the same period of 2009 was primarily attributable to a lower level of loss estimates recorded in the specialty casualty line of business and normal fluctuations in profitability between periods, partially offset by an increase of $13 million related to large catastrophic losses and Deepwater Horizon and a decrease of $8 million in net favorable prior year development.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 91% and 83% of net premiums written for this sub-segment in the three months and six months ended June 30, 2010, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Gross premiums written	$144	20%	$120	$485	16%	$419
Net premiums written	142	20	118	482	15	417
Net premiums earned	$174	9	$161	$340	7	$318
Losses and loss expenses	(112)	36	(83)	(305)	93	(158)
Acquisition costs	(45)	17	(38)	(84)	6	(79)

Technical result	$17	(56)	$40	$(49)	NM	$81
Loss ratio	64.4%		51.5%	89.6%		49.6%
Acquisition ratio	25.6		23.7	24.7		24.9

Technical ratio	90.0%		75.2%	114.3%		74.5%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 13% and 17% of total net premiums written in the three months and six months ended June 30, 2010, respectively, compared to 14% and 20% of total net premiums written during the same periods in 2009. The decrease in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written during the three months and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Three-month result

Gross and net premiums written increased by 20% and net premiums earned increased by 9% during the three months ended June 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written resulted primarily from the property line of business and were driven mainly by increases in treaty participations and new proportional business written in prior quarters. The increase in gross and net premiums written and net premiums earned was also partially due to the weaker U.S. dollar in the three months ended June 30, 2010 compared to the same period in 2009, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written by 9% and net premiums earned by 7%. The increase in net premiums earned of 9% in the three months ended June 30, 2010 compared to the same period in 2009 was lower than the increase in net premiums written of 20% primarily due to a shift from non-proportional treaties to proportional treaties, which are earned at a slower rate.

Six-month result

Gross and net premiums written and net premiums earned increased by 16%, 15% and 7% in the six months ended June 30, 2010 compared to the same period in 2009, respectively, primarily due to the weaker U.S. dollar, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written by 9% and net premiums earned by 8%. The increases in gross and net premiums written in the six months ended June 30, 2010 compared to the same period of 2009 resulted primarily from the property line of business, as described in the three-month result. Notwithstanding the increased competition, slight overall declines in pricing and increased risk retentions by cedants prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $17 million, or 9.8 points on the loss ratio; and

•

net adverse loss development on the prior quarter of $14 million, or 8.1 points on the loss ratio, which was driven by development of $19 million, or 10.9 points on the loss ratio, related to the Chile Earthquake and Storm Xynthia.

The net favorable loss development of $17 million included net favorable development in all lines of business, except the property line, and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended June 30, 2010 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended June 30, 2010 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines (increased for property), which had the net effect of decreasing (increasing for property) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $35 million, or 22.0 points on the loss ratio;

•	a higher level of mid-sized losses; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $35 million in the three months ended June 30, 2009 included net favorable development in all lines of business, particularly casualty and motor.

The increase of $29 million in losses and loss expenses for the three months ended June 30, 2010 compared to the same period in 2009 included:

•	a decrease of $18 million in net favorable prior year loss development; and

•	an increase of $12 million in net adverse prior quarter loss development; partially offset by

•

a decrease of $1 million resulting from a lower level of mid-sized losses and normal fluctuations in profitability between periods, which was partially offset by an increase in the book of business and exposure.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $118 million, or 34.7 points on the loss ratio;

•	a lower level of mid-sized losses; and

•	net favorable loss development on prior accident years of $51 million, or 15.1 points on the loss ratio.

The net favorable loss development of $51 million included net favorable development in all lines of business, particularly motor and casualty, and was primarily due to favorable loss emergence, as losses reported by cedants during the six months ended June 30, 2010 for prior accident years were lower than the Company expected. Loss information provided by cedants in the six months ended June 30, 2010 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $87 million, or 27.4 points on the loss ratio; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $87 million included net favorable development in all lines of business.

The increase of $147 million in losses and loss expenses for the six months ended June 30, 2010 compared to the same period in 2009 included:

•	an increase of $118 million in large catastrophic losses; and

•	a decrease of $36 million in net favorable prior year loss development; partially offset by

•	a decrease of $7 million resulting from a lower level of mid-sized losses and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased in the three months ended June 30, 2010 compared to the same period in 2009 as a result of higher net premiums earned and higher profit commissions reported by cedants. The acquisition ratio increased in the three months ended June 30, 2010 compared to the same period in 2009 due to higher profit commission adjustments and new business written in the motor line of business, which carries higher commission rates.

Six-month result

Acquisition costs increased in the six months ended June 30, 2010 compared to the same period in 2009 as a result of higher net premiums earned. The acquisition ratio remained flat in the six months ended June 30, 2010 compared to the same period in 2009.

Technical result and technical ratio

Three-month result

The decrease of $23 million in technical result and corresponding increase in technical ratio for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to a decrease of $18 million in net favorable prior year loss development and an increase of $12 million in net adverse prior quarter loss development, which was partially offset by a lower level of mid-sized losses and normal fluctuations in profitability between periods.

Six-month result

The decrease of $130 million in technical result and corresponding increase in technical ratio for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to an increase of $118 million in large catastrophic losses and a decrease of $36 million in net favorable prior year loss development, which was partially offset by a lower level of mid-sized losses and normal fluctuations in profitability between periods.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are generally considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 20% and 23% of the net premiums written in this sub-segment in the three months and six months ended June 30, 2010, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium tail and represented 68% and 62% of the net premiums written in the three months and six months ended June 30, 2010, respectively, while specialty casualty is considered to be long-tail and represented the balance of the net premiums written in this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Gross premiums written	$288	24%	$232	$667	13%	$591
Net premiums written	285	23	232	637	13	563
Net premiums earned	$267	15	$232	$522	9	$479
Losses and loss expenses	(173)	14	(152)	(358)	16	(309)
Acquisition costs	(63)	26	(50)	(113)	3	(110)

Technical result	$31	3	$30	$51	(16)	$60
Loss ratio	64.9%		65.5%	68.6%		64.5%
Acquisition ratio	23.5		21.5	21.8		23.0

Technical ratio	88.4%		87.0%	90.4%		87.5%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 26% and 22% of total net premiums written in the three months and six months ended June 30, 2010, respectively, compared to 28% and 26% of total net premiums written during the same periods in 2009. The decrease in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written during the three months and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Three-month result

Gross and net premiums written and net premiums earned increased by 24%, 23% and 15%, respectively, during the three months ended June 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written resulted from most lines of business, primarily driven by the increases in the marine and credit/surety lines. The increase in the marine line resulted from new business and a timing difference related to the renewal of a treaty, while the credit/surety line benefited from increased treaty participation. These increases in gross and net premiums written were partially offset by a decrease in the agriculture line, resulting from reduced treaty participation and higher downward premium adjustments reported by cedants in the three months ended June 30, 2010 compared to 2009. The increase in gross and net premiums written and net premiums earned was partially due to the weaker U.S. dollar in the three months ended June 30, 2010 compared to the same period in 2009, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 3%.

Six-month result

Gross and net premiums written increased by 13% and net premiums earned increased by 9% during the six months ended June 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written were primarily driven by increases in the credit/surety and marine lines, which benefited from increased treaty participations and new business written, respectively. These increases in gross and net premiums written were partially offset by decreases in the energy line, resulting from reduced treaty participations, and lower upward premium adjustments reported by cedants in the six months ended June 30, 2010 compared to the same period in 2009. The increase in gross and net premiums written and net premiums earned was also partially due to the weaker U.S. dollar in the six months ended June 30, 2010 compared to the same period in 2009. Foreign exchange fluctuations increased gross and net premiums written by 5% and net premiums earned by 4%. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft with some markets strengthening, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	losses and loss expenses related to Deepwater Horizon of $20 million, or 7.5 points on the loss ratio;

•	net favorable loss development on prior accident years of $39 million, or 14.6 points on the loss ratio;

•

net favorable loss development on the prior quarter of $10 million, or 3.7 points on the loss ratio, which was driven by favorable development of $6 million, or 2.2 points on the loss ratio, related to the Chile Earthquake and Storm Xynthia;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable development of $39 million reported in the three months ended June 30, 2010 included net favorable loss development for prior accident years in all lines of business, except specialty casualty and specialty property, which experienced combined adverse loss development for prior accident years of $14 million. Loss information provided by cedants in the three months ended June 30, 2010 for prior accident years was lower than the Company expected (higher for specialty casualty and specialty property) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for specialty casualty and specialty property), which had the net effect of decreasing (increasing for specialty casualty and specialty property) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•	a higher level of mid-sized losses;

•	net favorable loss development on prior accident years of $31 million, or 13.3 points on the loss ratio;

•	net adverse loss development on the prior quarter of $7 million, or 2.9 points on the loss ratio; and

•	a decrease in the book of business and exposure.

The net favorable development of $31 million reported in the three months ended June 30, 2009 included net favorable loss development for prior accident years in all lines of business.

The increase of $21 million in losses and loss expenses for the three months ended June 30, 2010 compared to the same period in 2009 included:

•

an increase in losses and loss expenses of approximately $26 million resulting from an increase in the book of business and exposure and increasing loss trends in the specialty casualty line of business, partially offset by normal fluctuations in profitability between periods; and

•	an increase in losses of $20 million related to Deepwater Horizon; partially offset by

•	an increase of $17 million and $8 million in net favorable prior quarter and prior year loss development, respectively.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $20 million, or 3.7 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $20 million, or 3.9 points on the loss ratio;

•	net favorable loss development on prior accident years of $73 million, or 13.9 points on the loss ratio;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable development of $73 million reported in the six months ended June 30, 2010 included net favorable loss development for prior accident years in all lines of business, except specialty casualty, which experienced adverse loss development for prior accident years of $24 million. Loss information provided by cedants in the six months ended June 30, 2010 for prior accident years was lower than the Company expected (higher for specialty casualty) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for specialty casualty), which had the net effect of decreasing (increasing for specialty casualty) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•	a higher level of mid-sized losses;

•	net favorable loss development on prior accident years of $56 million, or 11.6 points on the loss ratio; and

•	a decrease in the book of business and exposure.

The net favorable development of $56 million reported in the six months ended June 30, 2009 included net favorable loss development for prior accident years in all lines of business, except for marine, which experienced adverse loss development for prior accident years of $5 million.

The increase of $49 million in losses and loss expenses for the six months ended June 30, 2010 compared to the same period in 2009 included:

•

an increase in losses and loss expenses of approximately $26 million resulting from an increase in the book of business and exposure and increasing loss trends in the specialty casualty line of business, partially offset by normal fluctuations in profitability between periods; and

•	an increase in losses and loss expenses of $40 million related to large catastrophic losses and Deepwater Horizon; partially offset by

•	an increase of $17 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased in the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of higher net premiums earned. The acquisition ratio increased in the three months ended June 30, 2010 compared to 2009 due to a reduction in acquisition costs during the three months ended June 30, 2009 following a premium deficiency recorded in the fourth quarter of 2008 in the credit/surety line of business.

Six-month result

Acquisition costs increased in the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of higher net premiums earned. The acquisition ratio decreased in the six months ended June 30, 2010 compared to 2009 primarily due to a shift from proportional business to non-proportional business in the specialty casualty line, which carries a lower acquisition ratio.

Technical result and technical ratio

Three-month result

The increase of $1 million in the technical result for the three months ended June 30, 2010 compared to the same period in 2009 was explained by an increase in net favorable prior quarter loss development of $17 million and an increase of $8 million in net favorable prior year loss development, partially offset by losses and loss expenses of $20 million related to Deepwater Horizon, normal fluctuations in profitability and increasing loss trends in the specialty casualty line of business. The technical ratio increased in the three months ended June 30, 2010 compared to the same period in 2009 primarily due to the increase in the acquisition ratio as described in the acquisition cost three-month result.

Six-month result

The decrease of $9 million in the technical result and corresponding increase in the technical ratio for the six months ended June 30, 2010 compared to the same period in 2009 was explained by an increase of $40 million related to large catastrophic losses and Deepwater Horizon, and increasing loss trends in the specialty casualty line of business, partially offset by an increase of $17 million in net favorable prior year loss development and normal fluctuations in profitability and premiums earned between periods.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Gross premiums written	$125	—%	$125	$371	13%	$330
Net premiums written	125	—	125	371	13	330
Net premiums earned	$62	19	$52	$153	17	$131
Losses and loss expenses	19	(16)	22	(105)	NM	11
Acquisition costs	(5)	21	(4)	(12)	5	(12)

Technical result	$76	8	$70	$36	(72)	$130
Loss ratio	(30.4)%		(43.0)%	68.4%		(8.6)%
Acquisition ratio	8.1		7.9	8.0		8.9

Technical ratio	(22.3)%		(35.1)%	76.4%		0.3%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 11% and 13% of total net premiums written in the three months and six months ended June 30, 2010, respectively, compared to 15% of total net premiums written during the same periods in 2009. The decrease in the Catastrophe sub-segment’s net premiums written as a percentage of total net premiums written during the three months and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Three-month result

Gross and net premiums written remained flat while net premiums earned increased by 19% in the three months ended June 30, 2010 compared to the same period of 2009. Gross and net premiums written remained flat primarily due to increases attributable to foreign exchange fluctuations and reinstatement premiums being offset by the impact of treaty cancellations. Foreign exchange fluctuations contributed 2% to the increase in gross and net premiums written and 7% to the increase in net premiums earned due to the weaker U.S. dollar in the three months ended June 30, 2010 compared to the same period in 2009. The increase in net premiums earned in the three months ended June 30, 2010 compared to the same period in 2009 was more pronounced compared to gross and net premiums written primarily due to the impact of treaty cancellations on gross and net premiums written.

Six-month result

Gross and net premiums written increased by 13% and net premiums earned increased by 17% in the six months ended June 30, 2010 compared to the same period of 2009. The increases in gross and net premiums written and net premiums earned resulted from a timing difference related to the renewal of a significant treaty and reinstatement premiums. Foreign exchange fluctuations contributed 5% to the increase in gross and net premiums written and 7% to net premiums earned due to the weaker U.S. dollar in the six months ended June 30, 2010 compared to the same period in 2009. The increase in net premiums earned of 17% in the six months ended June 30, 2010 compared to the same period in 2009 was higher than the increase in gross and net premiums written of 13% primarily due to the reasons described in the three-month result.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $8 million, or 12.9 points on the loss ratio; and

•

net favorable loss development on the prior quarter of $20 million, or 32.1 points on the loss ratio, which was driven by development of $24 million, or 38.3 points on the loss ratio, related to the Chile Earthquake and Storm Xynthia.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $21 million, or 40.4 points on the loss ratio;

•	net favorable loss development on the prior quarter of $6 million, or 11.5 points on the loss ratio; and

•	a low level of mid-sized loss activity.

The increase of $3 million in losses and loss expenses for the three months ended June 30, 2010 compared to the same period in 2009 included:

•	a decrease of $13 million in net favorable prior year loss development; and

•	an increase in losses and loss expenses of approximately $4 million resulting from normal fluctuations in profitability between periods; partially offset by

•	an increase of $14 million in net favorable prior quarter loss development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $98 million, or 63.9 points on the loss ratio; and

•	net favorable loss development on prior accident years of $10 million, or 6.2 points on the loss ratio.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $23 million, or 17.3 points on the loss ratio; and

•	a low level of mid-sized loss activity.

The increase of $116 million in losses and loss expenses for the six months ended June 30, 2010 compared to the same period in 2009 included:

•	an increase of $98 million in large catastrophic losses;

•	a decrease of $13 million in net favorable prior year loss development; and

•	an increase in losses and loss expenses of approximately $5 million resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased slightly in the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of higher net premiums earned. The acquisition ratio remained essentially flat during the three months ended June 30, 2010 compared to the same period in 2009.

Six-month result

Acquisition costs remained flat in the six months ended June 30, 2010 compared to the same period in 2009 as a result of the impact from higher net premiums earned being offset by profit commissions received from certain cedants in the six months ended June 30, 2010. The acquisition ratio decreased in the six months ended June 30, 2010 compared to the same period in 2009 as a result of the profit commissions received from cedants.

Technical result and technical ratio

Three-month result

The increase of $6 million in the technical result and corresponding change in the technical ratio in the three months ended June 30, 2010 compared to the same period in 2009 was primarily explained by an increase of $14 million in net favorable prior quarter loss development and normal fluctuations in profitability and net premiums earned between periods, partially offset by a decrease in net favorable prior year loss development of $13 million.

Six-month result

The decrease of $94 million in the technical result and corresponding increase in the technical ratio in the six months ended June 30, 2010 compared to the same period in 2009 was primarily explained by an increase of $94 million, net of reinstatement premiums of $4 million, in large catastrophic losses and a decrease of $13 million in net favorable prior year loss development, partially offset by normal fluctuations in profitability and net premiums earned between periods.

Paris Re

The Paris Re sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, property, proportional motor and specialty property and represented 70% and 63% of the net premiums written in this sub-segment in the three months and six months ended June 30, 2010, respectively. Aviation/space, credit/surety, engineering, marine and other are considered by the Company to have a medium tail and represented 22% and 21% of the net premiums written, while specialty casualty, casualty and non-proportional motor are considered to be long-tail and accounted for the balance of the net premiums written in this sub-segment in the three months and six months ended June 30, 2010. The results of the Paris Re sub-segment are only included in the Company’s Consolidated Statement of Operations from October 2, 2009, the date of acquisition. Consequently, results of the Paris Re sub-segment for the three months and six months ended June 30, 2009 are not presented or discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2010 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	For the six months ended June 30, 2010
Gross premiums written	$246	$707
Net premiums written	217	594
Net premiums earned	$244	$488
Losses and loss expenses	(175)	(405)
Acquisition costs	(46)	(85)

Technical result	$23	$(2)
Loss ratio	71.8%	83.0%
Acquisition ratio	18.9	17.4

Technical ratio	90.7%	100.4%

Premiums

The Paris Re sub-segment represented 20% of total net premiums written in the three months and six months ended June 30, 2010, respectively.

Three-month result

Gross and net premiums written for the three months ended June 30, 2010 included 33% and 31%, respectively, from the catastrophe line of business, as a significant amount of Paris Re’s catastrophe business renews at April 1. Net premiums written are 12% lower than gross premiums written reflecting retrocessional covers in place for the catastrophe and marine lines of business. Net premiums earned of $244 million are primarily driven by the catastrophe, property, specialty casualty, motor and marine lines. The catastrophe, credit/surety and agriculture lines benefited from premium adjustments reported by cedants during the three months ended June 30, 2010.

Six-month result

Gross and net premiums written for the six months ended June 30, 2010 included 34% and 30%, respectively, from the catastrophe line of business, as a significant amount of Paris Re’s catastrophe business renews at both January 1 and April 1. Net premiums written are 16% lower than gross premiums written for the same reasons described in the three-month result. Net premiums earned of $488 million are primarily driven by the catastrophe, property, motor and specialty casualty lines. The agriculture and property lines of business benefited from premium adjustments reported by cedants during the six months ended June 30, 2010.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	losses related to Deepwater Horizon of $41 million, or 16.1 points on the loss ratio;

•	net favorable loss development on prior accident years of $10 million, or 4.0 points on the loss ratio; and

•	net favorable loss development on the prior quarter of $3 million, or 1.2 points on the loss ratio, which was primarily related to the Chile Earthquake and Storm Xynthia.

The net favorable development of $10 million reported in the three months ended June 30, 2010 was driven primarily by net favorable loss development for prior accident years in the property line of business.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $79 million, or 15.6 points on the loss ratio;

•	losses related to Deepwater Horizon of $41 million, or 8.1 points on the loss ratio; and

•	net favorable loss development on prior accident years of $11 million, or 2.3 points on the loss ratio.

The net favorable development of $11 million reported in the six months ended June 30, 2010 was driven primarily by net favorable loss development for prior accident years in the catastrophe and property lines of business and was partially offset by net adverse loss development in the specialty casualty line of business.

Acquisition costs and acquisition ratio

Three-month and six-month result

Acquisition costs and acquisition ratio for the three months and six months ended June 30, 2010 were primarily driven by the acquisition costs incurred in the catastrophe line of business, which tend to be lower compared to other lines of business.

Technical result and technical ratio

Three-month result

The technical result and the technical ratio for the three months ended June 30, 2010 reflect losses related to Deepwater Horizon of $38 million, net of reinstatement premiums of $3 million, partially offset by net favorable prior year loss development of $10 million and net favorable prior quarter development of $3 million.

Six-month result

The technical result and the technical ratio for the six months ended June 30, 2010 reflect large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $75 million, net of reinstatement premiums of $4 million, and losses related to Deepwater Horizon of $38 million, net of reinstatement premiums of $3 million, partially offset by net favorable prior year development of $11 million.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Gross premiums written	$167	43%	$116	$354	26%	$281
Net premiums written	167	43	116	349	26	277
Net premiums earned	$173	41	$123	$337	28	$263
Life policy benefits	(169)	97	(85)	(299)	51	(198)
Acquisition costs	(25)	(3)	(27)	(49)	(10)	(55)

Technical result	$(21)	NM	$11	$(11)	NM	$10
Other income	1	398	—	1	(19)	1
Other operating expenses	(13)	18	(11)	(27)	27	(21)
Net investment income	20	40	15	37	22	30

Allocated underwriting result(1)	$(13)	NM	$15	$—	NM	$20

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 15% and 12% of total net premiums written in the three months and six months ended June 30, 2010, respectively, compared to 14% and 13% of total net premiums written during the same periods in 2009. Net premiums written in the Life segment as a percentage of total net premiums written during the three months and six months ended June 30, 2010 compared to the same periods in 2009 did not change significantly due to new business written, as described in the three-month and six-month results, being offset by the inclusion of Paris Re’s results, following the Company’s acquisition in the fourth quarter of 2009.

Three-month result

Gross and net premiums written increased by 43% and net premiums earned increased by 41% in the three months ended June 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written and net premiums earned were primarily driven by new business in the mortality and longevity lines of business. The increase in gross and net premiums written and net premiums earned was also partially due to the weaker U.S. dollar in the three months ended June 30, 2010 compared to the same period in 2009, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 5%.

Six-month result

Gross and net premiums written increased by 26% and net premiums earned increased by 28% in the six months ended June 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written and net premiums earned were primarily driven by new business in the mortality and longevity lines of business. The increase in gross and net premiums written and net premiums earned was also partially due to the weaker U.S. dollar in the six months ended June 30, 2010 compared to the same period in 2009. Foreign exchange fluctuations increased gross premiums written by 8% and net premiums written and earned by 7%.

Life policy benefits

Three-month result

Life policy benefits increased by $84 million in the three months ended June 30, 2010 compared to the same period in 2009. The increase was primarily attributable to:

•	an increase in new business written in the mortality and longevity lines;

•	an increase of $32 million in net adverse prior year loss development; and

•

the impact of foreign exchange fluctuations, which increased life policy benefits by 6% (comparable with the increase in net premiums earned) during the three months ended June 30, 2010 compared to the same period in 2009.

The net adverse development of $28 million in the three months ended June 30, 2010 included adverse development of $20 million in the longevity line, due to an improvement in the mortality trend related to an ILA treaty, and adverse development of $8 million resulting from the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. The net favorable development of $4 million in the three months ended June 30, 2009 included favorable development resulting from the GMDB business of $8 million and was partially offset by adverse development of $4 million from the longevity line and from short-term products within the mortality line.

Six-month result

Life policy benefits increased by $101 million in the six months ended June 30, 2010 compared to the same period in 2009. The increase was primarily attributable to:

•	an increase in new business written in the mortality and longevity lines;

•

the impact of foreign exchange fluctuations, which increased life policy benefits by 8% (comparable with the increase in net premiums earned) during the six months ended June 30, 2010 compared to the same period in 2009; and

•	an increase of $14 million in net adverse prior year loss development.

The net adverse development of $17 million in the six months ended June 30, 2010 was primarily driven by adverse development of $20 million in the longevity line as described in the three-month result, partially offset by $3 million favorable development in the mortality line related to long term and TCI business. The net adverse development of $3 million in the six months ended June 30, 2009 was primarily driven by the GMDB business.

Acquisition costs

Three-month and six-month result

The decrease in acquisition costs in the three months and six months ended June 30, 2010 compared to the same periods in 2009 was primarily attributable to lower acquisition costs reported for a longevity treaty in run-off and lower profit commissions reported by cedants, partially offset by an increase in acquisition costs due to higher net premiums earned.

Net investment income

Three-month and six-month result

Net investment income increased in the three months and six months ended June 30, 2010 compared to the same periods in 2009 primarily as a result of positive adjustments on funds held contracts reported by cedants and higher invested assets, partially offset by lower interest rates.

Allocated underwriting result

Three-month and six-month result

The decrease of $28 million and $20 million in allocated underwriting result in the three months and six months ended June 30, 2010, respectively, was primarily driven by an increase in net adverse prior year loss development. The net adverse prior year loss development was driven by an ILA treaty in the longevity line of business and the GMDB business in the three months ended June 30, 2010, and by the ILA treaty in the six months ended June 30, 2010.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and six months ended June 30, 2010 and 2009 was as follows:

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Non-life
Property and casualty
Casualty	8%	13%	9%	13%
Property	16	16	18	18
Motor	5	4	7	6
Multiline and other	4	3	3	3
Specialty
Agriculture	2	8	4	6
Aviation/Space	5	5	3	3
Catastrophe	17	15	19	15
Credit/Surety	6	5	6	5
Energy	3	2	2	3
Engineering	4	5	3	4
Marine	7	5	6	4
Specialty casualty	4	3	5	4
Specialty property	4	2	3	3
Life	15	14	12	13

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line between the three months and six months ended June 30, 2010 and 2009 primarily reflected the inclusion of Paris Re’s results in the three months and six months ended June 30, 2010 following the Company’s acquisition in the fourth quarter of 2009, as well as the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: the decrease in the distribution of net premiums written was primarily due to higher cedants’ retentions and continued downward pressure on pricing.

•	Agriculture: the decrease in the distribution of net premiums written was primarily due to significant downward premium adjustments and higher cedants’ retentions, driven by lower commodity prices.

•

Catastrophe: The increase in the distribution of net premiums written in the three months and six months ended June 30, 2010 is primarily due to the inclusion of Paris Re’s results, as described above. The catastrophe line of business represents a relatively high percentage of Paris Re’s net premiums written for the three months and six months ended June 30, 2010, given that a significant amount of Paris Re’s catastrophe business renews at both January 1 and April 1.

Premium Distribution by Reinsurance Type

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

The distribution of gross premiums written by reinsurance type for the three months and six months ended June 30, 2010 and 2009 was as follows:

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Non-life Segment
Proportional	44%	53%	40%	49%
Non-Proportional	31	28	41	35
Facultative	10	5	7	3
Life Segment
Proportional	15	14	11	11
Non-Proportional	—	—	1	2

Total	100%	100%	100%	100%

The changes in the distribution of gross premiums written by reinsurance type in the Non-life segment between the three months and six months ended June 30, 2010 and 2009 primarily reflected the inclusion of Paris Re’s results in the three months and six months ended June 30, 2010, following the Company’s acquisition in the fourth quarter of 2009. Paris Re writes a significantly higher percentage of non-proportional and facultative business than the Company’s other Non-life sub-segments. The reduction in the proportional business written by the Non-life segment in the three months and six months ended June 30, 2010 was also driven by the decreases in the agriculture and casualty lines of business in the U.S. sub-segment, as described above. The distribution of proportional business written in the Life segment in the three months and six months ended June 30, 2010 was comparable to the same periods in 2009 due to new business written being offset by the inclusion of the Paris Re’s results, which increased the percentage of the gross premiums written in the Non-life segment.

The distribution of gross premiums written by reinsurance type is also affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and six months ended June 30, 2010 and 2009 was as follows:

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Europe	36%	32%	44%	42%
North America	36	48	36	42
Asia, Australia and New Zealand	16	11	11	8
Latin America, Caribbean and Africa	12	9	9	8

Total	100%	100%	100%	100%

The changes in the distribution of gross premiums written by geographic region was primarily driven by the decrease in gross premiums written in the Company’s U.S. sub-segment, as described above, and the inclusion of Paris Re’s results. Paris Re’s gross premiums written were proportionately higher in Asia, Australia and New Zealand and lower in Europe than the Company’s other

Non-life sub-segments and Life segment. In addition, the percentage of gross premiums written in Europe increased due to new business written in the Life segment and foreign exchange fluctuations, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and six months ended June 30, 2010 and 2009 was as follows:

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Broker	76%	76%	75%	72%
Direct	24	24	25	28

Total	100%	100%	100%	100%

The percentage of gross premiums written through brokers in the three months and six months ended June 30, 2010 has increased due to the inclusion of Paris Re’s results, as Paris Re writes a proportionately higher percentage of its business through brokers than the Company’s other Non-life sub-segments and Life segment. This increase in the three months ended June 30, 2010 was offset by the decrease in the U.S. sub-segment’s gross premiums written, which are predominantly broker generated.

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

Net Investment Income

The table below provides net investment income by asset source for the three months and six months ended June 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Fixed maturities	$148	12%	$132	$302	15%	$261
Short-term investments, cash and cash equivalents	1	(22)	1	5	44	3
Equities	6	61	4	9	40	7
Funds held and other	15	94	8	26	71	15
Funds held – directly managed	14	NM	—	27	NM	—
Investment expenses	(10)	10	(9)	(21)	18	(17)

Net investment income	$174	29	$136	$348	29	$269

NM: not meaningful

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income increased in the three months ended June 30, 2010 compared to the same period in 2009 due to:

•	an increase in net investment income from fixed maturities and from funds held – directly managed following the acquisition of Paris Re;

•	an increase in net investment income from fixed maturities due to the reinvestment of cash flows from operations and the purchase of higher yielding investments;

•	an increase in net investment income on funds held balances as a result of higher investment income reported by cedants; and

•	the weakening of the U.S. dollar, on average, in the three months ended June 30, 2010 compared to the same period in 2009 contributed 3% to the increase in net investment income; partially offset by

•	lower reinvestment rates; and

•	increased investment expenses.

Six-month result

Net investment income increased in the six months ended June 30, 2010 compared to the same period in 2009 due to:

•	the net impact of the factors listed under the three-month result above; and

•	the weakening of the U.S. dollar, on average, in the six months ended June 30, 2010 compared to the same period in 2009 contributed 3% to the increase in net investment income.

Net Realized and Unrealized Investment Gains

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

As discussed in Overview above, during the three months ended March 31, 2010, the trends in the financial markets observed during the most part of 2009 continued with the narrowing of the credit spreads and improvements in worldwide equity markets, while U.S. risk-free interest rates remained essentially unchanged and European risk-free interest rates declined. During the three months ended June 30, 2010, U.S. and European risk-free interest rates decreased while credit spreads widened, and worldwide equity markets declined.

The components of net realized and unrealized investment gains for the three months and six months ended June 30, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Net realized investment gains on fixed maturities and short-term investments	$35	$8	$51	$28
Net realized investment gains (losses) on equities	10	(62)	23	(103)
Net realized (losses) gains on other invested assets	(29)	16	(28)	32
Change in net unrealized (losses) gains on other invested assets	(25)	38	(48)	17
Change in net unrealized investment gains on fixed maturities and short-term investments subject to the fair value option	166	187	262	138
Change in net unrealized investment (losses) gains on equities subject to the fair value option	(127)	121	(101)	125
Net other realized and unrealized investment (losses) gains	(4)	(1)	3	(1)
Net realized and unrealized investment gains on funds held – directly managed	20	—	29	—

Net realized and unrealized investment gains	$46	$307	$191	$236

Three-month result

Net realized and unrealized investment gains decreased by $261 million, from $307 million in the three months ended June 30, 2009 to $46 million in the same period of 2010. The decrease in net realized and unrealized investment gains was primarily due to declines in worldwide equity markets, losses on treasury note futures and widening credit spreads, which were partially offset by lower U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $46 million in the three months ended June 30, 2010 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments of $166 million, net realized investment gains on fixed maturities, short-term investments and equities of $45 million and net realized and unrealized investment gains on funds held – directly managed of $20 million, which were partially offset by the change in net unrealized losses on equities and other invested assets of $152 million and net realized losses on other invested assets of $29 million.

Net realized and the change in unrealized investment losses on other invested assets in the three months ended June 30, 2010 of $54 million primarily related to losses on treasury note futures. Net realized gains on other invested assets of $16 million in the three months ended June 30, 2009 primarily related to gains on credit default swaps and treasury note futures. The change in net unrealized gains on other invested assets of $38 million in the three months ended June 30, 2009 primarily related to unrealized gains on treasury futures and total return swaps, which were partially offset by unrealized losses on credit default swaps.

Six-month result

Net realized and unrealized investment gains decreased by $45 million, from $236 million in the six months ended June 30, 2009 to $191 million in the same period of 2010. The decrease in net realized and unrealized investment gains was primarily due to declines in worldwide equity markets and widening credit spreads, which were partially offset by a decrease in U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $191 million in the six months ended June 30, 2010 were primarily due to the change in net unrealized investment gains on fixed maturities and short-term investments of $262 million, net realized investment gains on fixed maturities, short-term investments and equities of $74 million and net realized and unrealized investment gains on funds held – directly managed of $29 million, which were partially offset by the change in net unrealized losses on equities and other invested assets of $149 million and net realized losses on other invested assets of $28 million.

Net realized losses on other invested assets of $28 million in the six months ended June 30, 2010 primarily related to losses on treasury note futures and a loss on an interest rate derivative used to mitigate exposure to interest rate volatility related to the Company’s recent Senior Notes issuance, and was partially offset by gains on total return swaps. The change in net unrealized losses on other invested assets of $48 million primarily related to unrealized losses on treasury note futures and total return swaps. Net realized gains on other invested assets of $32 million in the six months ended June 30, 2009 primarily related to gains on treasury note futures and equity futures and credit default swaps. The net unrealized gains on other invested assets of $17 million primarily related to unrealized gains on total return and interest rate swaps and treasury note futures, which were partially offset by unrealized losses on credit default swaps.

Interest in Earnings of Equity Investments

Three-month and six-month result

The interest in the results of equity investments represents the Company’s share of earnings or losses related to private placement investments and limited partnerships in which the Company has more than a minor interest. The Company’s interest in earnings of equity investments was $1 million and $4 million for the three months and six months ended June 30, 2010, respectively, compared to $6 million and $nil for the same periods in 2009. These results represent the aggregate activity of several limited partnerships and unrelated private placement investments.

Technical Result and Other Income

Three-month and six-month result

Technical result and other income included in Corporate and Other primarily relates to income on insurance-linked securities and principal finance transactions and was $nil combined for each of the three months and six months ended June 30, 2010, compared to $5 million combined and $8 million combined for the three months and six months ended June 30, 2009, respectively.

Other Operating Expenses

The Company’s total other operating expenses for the three months and six months ended June 30, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2010	% Change 2010 over 2009	For the three months ended June 30, 2009	For the six months ended June 30, 2010	% Change 2010 over 2009	For the six months ended June 30, 2009
Other operating expenses	$160	63%	$98	$288	58%	$182

Three-month result

Other operating expenses represent 14.5% and 11.9% of net premiums earned (both Non-life and Life) for the three months ended June 30, 2010 and 2009, respectively. Other operating expenses included in Corporate and Other were $65 million and $32 million, of which $62 million and $29 million are related to corporate activities for the three months ended June 30, 2010 and 2009, respectively.

The increase in other operating expenses of 63% for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to a charge of $34 million related to the Company’s voluntary plan (see Overview above), the inclusion of Paris Re’s other operating expenses of $24 million and the weakening of the U.S. dollar, on average, which contributed a 2% increase in other operating expenses, which were partially offset by lower consulting and professional fees.

Six-month result

Other operating expenses represent 12.8% and 10.8% of net premiums earned (both Non-life and Life) for the six months ended June 30, 2010 and 2009, respectively. Other operating expenses included in Corporate and Other were $101 million and $52 million, of which $94 million and $46 million are related to corporate activities for the six months ended June 30, 2010 and 2009, respectively.

The increase in other operating expenses of 58% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the inclusion of Paris Re’s other operating expenses of $49 million, a charge of $35 million related to the Company’s voluntary plan (see Overview above), share-based compensation expenses and the weakening of the U.S. dollar, on average, which contributed a 4% increase in other operating expenses, which were partially offset by lower consulting and professional fees.

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

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of financial condition, liquidity and capital resources at June 30, 2010 focuses only on material changes from December 31, 2009.

Investments

Total investments and cash were $15.9 billion at June 30, 2010, compared to $16.0 billion at December 31, 2009. The major factors influencing the decrease in the six months ended June 30, 2010 were:

•

various factors, the primary one being the effect of a stronger U.S. dollar at June 30, 2010 relative to the euro and other currencies as it relates to the conversion of non-U.S. dollar invested assets into U.S. dollars at lower exchange rates, amounting to approximately $663 million;

•	repurchases of the Company’s common shares of $600 million; and

•	dividend payments on common and preferred shares totaling $97 million; partially offset by

•	net cash provided by operating activities of $541 million;

•	the issuance of $500 million in Senior Notes in March 2010; and

•

an increase in the market value of the investment portfolio (realized and unrealized) of $161 million resulting from an increase in the fixed maturity and short-term investment portfolios of $313 million, partially offset by a decrease in the equity portfolio of $78 million and other invested assets of $76 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At June 30, 2010, the liability funds totaled $10.1 billion (including funds held – directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $7.7 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The market value of investments classified as trading securities (excluding funds held – directly managed) was $14.5 billion at June 30, 2010. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2010, approximately 94% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 91% were publicly traded. The average credit quality of the Company’s fixed income securities at June 30, 2010 was AA, comparable to the position at December 31, 2009.

The average duration of the Company’s investment portfolio was 3.1 years at June 30, 2010 and December 31, 2009. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.2 years to 3.1 years at June 30, 2010.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at June 30, 2010 decreased to 2.9% from 3.6% at December 31, 2009, reflecting lower risk-free interest rates, which were partially offset by wider credit spreads.

The Company’s investment portfolio generated a positive total return, excluding the effects of foreign exchange rates, of 1.2% and 3.0% for the three months and six months ended June 30, 2010, respectively, compared to a total return of 3.9% and 4.4% (excluding the effects of foreign exchange rates) for the comparable periods in 2009. The lower total return was primarily due to declines in worldwide equity markets, partially offset by the widening of credit spreads and an increase in higher yielding investments.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at June 30, 2010 were as follows (in millions of U.S. dollars):

June 30, 2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,084	$31	$—	$1,115
Other foreign governments	2,537	105	(1)	2,641
Corporate	6,493	321	(27)	6,787
Mortgage/asset-backed securities	2,905	134	(25)	3,014

Total fixed maturities	13,019	591	(53)	13,557
Short-term investments	107	—	—	107
Equities	923	34	(71)	886

Total	$14,049	$625	$(124)	$14,550

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

U.S. treasuries, agencies of the U.S. government and U.S. municipalities accounted for 62%, 36% and 2%, respectively, of the U.S. government and agencies category at June 30, 2010. Although U.S. treasuries and agencies are not rated, with the exception of investments totaling $23 million in government sponsored entities which were rated AA, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. The U.S. municipalities held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with 71% of this category rated AAA at June 30, 2010.

Included in other foreign governments are obligations of non-U.S. governments and their agencies. At June 30, 2010, 82% of this category was rated AAA compared to 64% at December 31, 2009. The increase in the percentage of this category rated AAA compared to December 31, 2009 was due to the Company selling substantially all of its foreign government obligations related to Italy, Spain, Greece, Portugal and Ireland in January 2010, and reallocating these exposures to AAA rated foreign government securities. Investment grade foreign government and agency obligations accounted for the remaining 18%. The largest three foreign government issuers (France, Canada and Germany) accounted for 67% of this category at June 30, 2010.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At June 30, 2010, 93% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 71% were rated A- or better. While the ten largest issuers accounted for 21% of the corporate bonds held by the Company at June 30, 2010 (9% of total investments and cash), no single issuer accounted for more than 3% of total corporate bonds (2% of the Company’s total investments and cash at June 30, 2010). At June 30, 2010, U.S. bonds comprised 63% of this category, with no other country accounting for more than 10% of this category. The main exposures by economic sector were 29% in finance (12% were banks) and 13% in consumer noncyclicals. Within the finance sector, 99% of corporate bonds were rated investment grade and 91% were rated A- or better at June 30, 2010. In January 2010, the Company sold substantially all of its holdings of Spanish government guaranteed corporate debt (excluding funds held – directly managed) with these exposures reallocated primarily to AAA rated foreign government securities.

In the mortgage/asset-backed securities category, 88% were U.S. mortgage-backed and asset-backed securities at June 30, 2010. These securities generally have a low risk of default and 79% are backed by agencies of the U.S. government, which sets standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been recent market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at June 30, 2010, other than $16 million of investments in distressed asset vehicles (included in other invested assets). At June 30, 2010, the Company’s U.S. mortgage-backed and asset-backed securities included approximately $115 million (4% of this category) of collateralized mortgage obligations and commercial mortgage-backed securities, where the Company deemed the entry point and price of the investment to be attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.7 billion at June 30, 2010, approximately 13% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 12% of this category at June 30, 2010 was comprised of non-U.S. mortgage-backed and asset-backed securities, all of which were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). Within that, 99% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of foreign and U.S. corporations, U.S. government and foreign governments. At June 30, 2010, corporates (consisting primarily of catastrophe bonds, Irish government guaranteed corporate debt and mortality bonds) comprised 68% of this category, of which 85% were rated A- or higher by Standard & Poor’s (or estimated equivalent), while U.S. government and foreign governments comprised the remaining 25% and 7%, respectively, and were rated AAA.

Publicly traded common stocks (including public exchange traded funds and real estate investment trusts (REITs)) comprised 96% of equities at June 30, 2010. The remaining 4% of this category consisted primarily of equity mutual funds, including a $34 million emerging markets mutual fund that accounted for 87% of equity mutual funds. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 91% at June 30, 2010. While the ten largest common stocks accounted for 21% of equities (excluding equities held in public exchange traded funds and mutual funds) at June 30, 2010, no single common stock issuer accounted for more than 4% of total equities (excluding equities held in public exchange traded funds and mutual funds) or more than 1% of the Company’s total investments and cash. At June 30, 2010, the largest publicly traded common stock exposures by economic sector were 14% in each of finance, consumer noncyclicals and energy, 13% in technology and 11% in each of industrials and consumer cyclicals. The increase in the Company’s equity portfolio from $796 million at December 31, 2009 to $886 million at June 30, 2010 was primarily due to a modest shift in asset allocation to equities, which was partially offset by a decrease in market values driven by declines in worldwide equity markets during the six months ended June 30, 2010.

Maturity Distribution

The distribution of fixed maturities and short-term investments at June 30, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$1,254	$1,262
More than one year through five years	5,322	5,499
More than five years through ten years	3,140	3,346
More than ten years	505	543

Subtotal	10,221	10,650
Mortgage/asset-backed securities	2,905	3,014

Total	$13,126	$13,664

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at June 30, 2010:

% of total fixed income securities
Rating Category
AAA	50%
AA	9
A	24
BBB	11
Below investment grade/unrated	6

100%

Other Invested Assets

At June 30, 2010, the Company had other invested assets of $246 million. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, notes receivable and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at June 30, 2010, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At June 30, 2010, the Company’s principal finance activities included $123 million of investments classified as other invested assets, which were comprised primarily of total return, interest rate, and credit default swaps (which are accounted for as derivative financial instruments), other asset-backed securities and notes receivable. At June 30, 2010, the carrying value of other asset-backed securities and notes receivable was $97 million and $44 million, respectively.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At June 30, 2010, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $8 million and $8 million, respectively. At June 30, 2010, the notional value of the Company’s assumed exposure in the form of total return swaps was $170 million.

As of June 30, 2010, 53% of the Company’s principal finance total return and interest rate swap portfolio was related to apparel and retail future flow or intellectual property backed transactions, with the remainder distributed over a number of generally unrelated risks, and approximately 60% of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At June 30, 2010, the fair value and the notional value of the Company’s assumed exposure in the form of credit default swaps was a loss of $2 million and $23 million, respectively.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at June 30, 2010. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $1 million at June 30, 2010, and the notional value was $168 million, comprised of $173 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks include parametric weather risks and longevity risk, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At June 30, 2010, the fair value and notional value of the weather derivatives, excluding exchange traded weather derivatives, and the longevity total return swap was a net unrealized loss of $7 million and a net long position of $116 million, respectively. At June 30, 2010, the fair value and the net notional value of exchange traded weather derivatives was less than $1 million.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The fair value and notional value of the treasury note futures was a net unrealized loss of $15 million and a net short position of $771 million at June 30, 2010, respectively. The Company also uses equity futures to replicate equity investment positions. At June 30, 2010, the fair value and notional value of the equity futures was less than $1 million.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. As of June 30, 2010, the fair value of foreign exchange forward contracts was a net unrealized loss of $16 million and foreign currency option contracts was an unrealized gain of less than $1 million.

At June 30, 2010, the Company’s strategic investments of $166 million (of which $151 million were included in other invested assets) includes investments in non-publicly traded companies, private placement equity investments, derivatives and other specialty asset classes. Included as part of the Company’s strategic investment activities are commodity futures and option contracts, which are accounted for as derivative financial instruments, and which as of June 30, 2010, had fair values and notional values of $1 million or less.

The Company also had $11 million of other invested assets at June 30, 2010.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The composition of the investments underlying the funds held – directly managed account at June 30, 2010 is discussed below.

At June 30, 2010, all of the fixed income securities underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of fixed income securities underlying the funds held – directly managed account at June 30, 2010 was AA, comparable to December 31, 2009.

The average duration of investments underlying the funds held – directly managed account was 3.2 years at June 30, 2010. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account was 2.3% at June 30, 2010 and is lower than the book yield of 3.5% reported prior to the acquisition of Paris Re due to an increase in the cost basis of the portfolio under U.S. GAAP, which is based on the fair value of the investments at the date of acquisition. The increased cost basis is a result of the securities trading at a premium to their par value at maturity at the date of acquisition. The premium will be amortized over the remaining period to maturity.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at June 30, 2010 were as follows (in millions of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$304	$9	$—	$313
Other foreign governments	432	8	—	440
Corporate	852	16	(4)	864
Mortgage/asset-backed securities	13	2	(2)	13

Total fixed maturities	1,601	35	(6)	1,630
Short-term investments	29	—	—	29
Other invested assets	32	—	(5)	27

Total	$1,662	$35	$(11)	$1,686

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at June 30, 2010, were cash and cash equivalents of $51 million, other assets and liabilities of $116 million and accrued investment income of $22 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and agencies underlying the funds held – directly managed account is comprised of agencies of the U.S. government and U.S. treasuries. At June 30, 2010, agencies of the U.S. government and U.S. treasuries accounted for 69% and 31% of this category, respectively. Although agencies of the U.S. government and U.S. treasuries are not rated, with the exception of investments totaling $38 million in government sponsored entities which were rated AA, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in other foreign governments underlying the funds held – directly managed account are obligations of non-U.S. governments and their agencies. At June 30, 2010, 37% of this category was rated AAA, while investment grade foreign government and agency obligations accounted for the remaining 63%. The decrease in other foreign governments underlying the funds held – directly managed account from $548 million at December 31, 2009 to $440 million at June 30, 2010, is primarily related to the sale of substantially all of the foreign governments and agency obligations related to Italy, Spain, Greece, Portugal and Ireland in January 2010, and reallocating these exposures to other categories.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At June 30, 2010, substantially all (more than 99%) of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 92% were rated A- or better. In addition, government guaranteed corporate debt represented 11% of the corporate bonds underlying the funds held – directly managed account at June 30, 2010. While the ten largest issuers accounted for 24% of the corporate bonds underlying the funds held – directly managed account at June 30, 2010, no single issuer accounted for more than 6% of total corporate bonds or 3% of the investments and cash underlying the funds held – directly managed account. At June 30, 2010, U.S. bonds comprised 44% of this category, while French and Dutch bonds comprised 16% and 10%, respectively. The main exposures of this category by economic sector were 45% in finance (25% were banks), 14% in consumer noncyclicals and 11% in government guaranteed corporate debt. Within the finance sector, 99% of corporate bonds were rated investment grade and 98% were rated A- or better at June 30, 2010. In January 2010, the Company sold substantially all of its holdings of Portuguese government guaranteed corporate debt in this category with these exposures reallocated primarily to AAA rated other foreign government securities.

Mortgage/asset-backed securities underlying the funds held – directly managed account are comprised of U.S. mortgage-backed and asset-backed securities. At June 30, 2010, 61% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 33% were rated A- or better.

Short-term investments underlying the funds held – directly managed account at June 30, 2010, are comprised of AAA-rated Canadian government obligations.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$334	$334
More than one year through five years	821	833
More than five years through ten years	407	422
More than ten years	55	57

Subtotal	1,617	1,646
Mortgage/asset-backed securities	13	13

Total	$1,630	$1,659

Rating Distribution

The following table provides a breakdown of the credit quality of fixed income securities underlying the Company’s funds held – directly managed account at June 30, 2010:

% of total fixed income securities
Rating Category
AAA	43%
AA	26
A	26
BBB	4
Below investment grade/unrated	1

100%

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at June 30, 2010 have not changed significantly since December 31, 2009. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2010. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information concerning losses and loss expenses.

At June 30, 2010 and December 31, 2009, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,343 million and $10,811 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $9,986 million and $10,475 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at June 30, 2010 include $1,323 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I and Note 8 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2010 (in millions of U.S. dollars):

For the six months ended June 30, 2010
Net liability at December 31, 2009	$10,475
Net incurred losses related to:
Current year	1,632
Prior year	(214)

1,418

Change in Paris Re Reserve Agreement	(26)
Net paid losses	(1,327)
Effects of foreign exchange rate changes	(554)

Net liability at June 30, 2010	$9,986

The Non-life ratio of paid losses to net premiums earned was 69%, while the Non-life ratio of paid losses to incurred losses was 94% for the six months ended June 30, 2010, compared to 66% and 120%, respectively, for the same period in 2009. The Non-life ratio of paid losses to net premiums earned for the six months ended June 30, 2010 is comparable to the same period in 2009. The decrease in the Non-life ratio of paid losses to incurred losses is due to a higher level of incurred losses, primarily related to the Chile Earthquake, Storm Xynthia and the Deepwater Horizon drilling platform, during the six months ended June 30, 2010 compared to the same period in 2009, which had no catastrophic or large losses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the impact of foreign exchange on net reserves.

Policy Benefits for Life and Annuity Contracts

At June 30, 2010 and December 31, 2009, the Company recorded gross policy benefits for life and annuity contracts of $1,567 million and $1,615 million, respectively, and net policy benefits for life and annuity contracts of $1,553 million and $1,595 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the six months ended June 30, 2010 (in millions of U.S. dollars):

For the six months ended June 30, 2010
Net liability at December 31, 2009	$1,595
Net incurred losses	299
Net paid losses	(195)
Effects of foreign exchange rate changes	(146)

Net liability at June 30, 2010	$1,553

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 9 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

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

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity at June 30, 2010 was $7.1 billion, an 8% decrease compared to $7.6 billion at December 31, 2009. The major factors contributing to the decrease in shareholders’ equity for the six months ended June 30, 2010 were:

•

a net decrease of $569 million, due to the repurchase of common shares of $600 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans and share-based compensation expense of $31 million;

•

a $174 million decrease in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s and PARIS RE SA’s financial statements into the U.S. dollar;

•	dividends declared on both the Company’s common and preferred shares of $97 million; and

•	a $5 million decrease in other comprehensive income; partially offset by

•	net income of $271 million.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the six months ended June 30, 2010.

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

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s share price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all share-based awards and other dilutive securities). The Company’s diluted book value per share increased modestly by 1% to $85.32 at June 30, 2010 from $84.51 at December 31, 2009, primarily due to the accretive impact of the share repurchases during the six months ended June 30, 2010 and was partially offset by the decrease in shareholders’ equity described above.

The table below sets forth the capital structure, which excludes the current portion of long-term debt, of the Company at June 30, 2010 and December 31, 2009 (in millions of U.S. dollars):

	June 30, 2010		December 31, 2009
Capital Structure:
Senior notes (1)	$750	9%	$250	3%
Capital efficient notes (2)	63	1	63	1
6.75% Series C cumulative preferred shares, aggregate liquidation	290	4	290	4
6.5% Series D cumulative preferred shares, aggregate liquidation	230	3	230	3
Common shareholders’ equity	6,552	83	7,126	89

Total Capital	$7,885	100%	$7,959	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750.0 million and $250.0 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.
(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71.0 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.

Debt

On July 12, 2010, the Company repaid the $200 million remaining half of the original $400 million loan agreement with Citibank N.A. (see Note 15 to Consolidated Financial Statements and Shareholders’ Equity and Capital Resources Management in Item 7 of Part II in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

Common Shareholders’ Equity

During the six months ended June 30, 2010, the Company repurchased, under its authorized share repurchase program, 7,860,177 of its common shares at a total cost of approximately $600 million, representing an average cost of $76.35 per share. At June 30, 2010, the Company had approximately 2.0 million common shares remaining under its current share repurchase authorization and approximately 7.9 million common shares were held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

See Off-Balance Sheet Arrangements below for a discussion of the Company’s forward sale agreement which matured in April 2010.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.1 billion at June 30, 2010, compared to $738 million at December 31, 2009.

Cash flows from operations for the six months ended June 30, 2010 increased to $541 million from $428 million in the same period in 2009. The increase in cash flows from operations in the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to higher net investment and underwriting cash flows and was partially offset by an increase in taxes and foreign exchange. The increase in net investment cash flows reflects contributions from Paris Re and increased net investment income from a higher asset base and higher yielding investments. While paid losses in the six months ended June 30, 2010 were higher than paid losses in the same period of 2009, due to the inclusion of Paris Re’s paid losses, the Company’s net cash inflows from underwriting activities have increased.

Net cash used in financing activities of $184 million for the six months ended June 30, 2010 was primarily related to share repurchases ($600 million) and dividends on common and preferred shares ($97 million), partially offset by the issuance of the Senior Notes of $500 million.

The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2010, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available or liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below and Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). As discussed in Investments above, the Company’s investments and cash totaled $15.9 billion at June 30, 2010, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $14.0 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. The Company’s financial strength ratings at June 30, 2010 have not changed since December 31, 2009. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Facilities

On May 14, 2010, the Company entered into an agreement to modify an existing credit facility with Credit Suisse AG. Under the terms of the agreement, this credit facility was increased from a $100 million unsecured credit facility to a $250 million combined credit facility, with the initial $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on May 14, 2011, and can be extended automatically to May 14, 2012.

On July 16, 2010, the Company terminated its existing $660 million five-year syndicated unsecured credit facility (which had a maturity date of September 30, 2010) and entered into a new $750 million three-year syndicated unsecured credit facility. The new facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants, which may be limited. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under these facilities. The new facility will predominantly be used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility.

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

On April 28, 2010, under the terms of the amendment to the forward sale agreement with the forward counterparty, the remaining $200 million forward sale agreement matured. Subsequent to maturity and commencing on April 28, 2010, there was a 40 day valuation period, whereby the Company could deliver up to 3.4 million common shares over the valuation period, subject to a minimum price per share of $59.05 and a maximum price per share of $84.15. As a result of the Company’s share price trading between the minimum and the maximum price per share during the valuation period, the Company did not deliver any common shares to the forward counterparty.

See Off-Balance Sheet Arrangements in Item 7 of Part II and Notes 15 and 18 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months and six months ended June 30, 2010 and 2009.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $174 million during the six months ended June 30, 2010 due to both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment account for the six months ended June 30, 2010 (in millions of U.S. dollars):

For the six months ended June 30, 2010
Currency translation adjustment at December 31, 2009	$83
Change in currency translation adjustment included in accumulated other comprehensive income or loss	(174)

Currency translation adjustment at June 30, 2010	$(91)

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of market risks at June 30, 2010 focuses only on material changes from December 31, 2009 in the Company’s market risk exposures, or how those exposures are managed.

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

At June 30, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates, total invested assets (including investments underlying the funds held – directly managed account), and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	June 30, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (1)	$15,817	6%	$15,382	3%	$14,947	$14,512	(3)%	$14,077	(6)%
Fair value of funds held – directly managed exposed to interest rate risk (1)	1,842	6	1,787	3	1,732	1,677	(3)	1,622	(6)
Total invested assets (2)	18,805	5	18,315	3	17,825	17,335	(3)	16,845	(5)
Shareholders’ equity	8,051	14	7,561	7	7,071	6,581	(7)	6,091	(14)

(1)	Includes accrued interest.
(2)	Includes the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Consolidated Balance Sheets. In March 2010, the Company issued $500 million aggregate principal amount of 5.500% Senior Notes. The fair value of the $500 million Senior Notes at June 30, 2010, of $490 million, was based on quoted market prices. The fair value of the Company’s other outstanding debt obligations and preferred securities, has not changed materially compared to December 31, 2009. For additional information see Note 4 to the Unaudited Condensed Financial Statements in Item 1 of Part I of this report and Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

At June 30, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such spreads, total invested assets (including investments underlying the funds held – directly managed account) and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	June 30, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (1)	$15,579	4%	$15,263	2%	$14,947	$14,631	(2)%	$14,315	(4)%
Fair value of funds held – directly managed exposed to interest rate risk (1)	1,808	4	1,770	2	1,732	1,694	(2)	1,656	(4)
Total invested assets (2)	18,533	4	18,179	2	17,825	17,471	(2)	17,117	(4)
Shareholders’ equity	7,779	10	7,425	5	7,071	6,717	(5)	6,363	(10)

(1)	Includes accrued interest.
(2)	Includes the funds held – directly managed account and accrued interest.

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

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at June 30, 2010 to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total (1)
Total assets	$5,111	$1,114	$1,381	$71	$331	$447	$8,455
Total liabilities	(4,470)	(890)	(821)	(313)	(83)	(1,221)	(7,798)

Total foreign currency exposure	641	224	560	(242)	248	(774)	657
Total derivative amount	(43)	(188)	17	242	(25)	550	553

Net foreign currency exposure	$598	$36	$577	$—	$223	$(224)	$1,210

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at June 30, 2010.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its branches, whose functional currencies are the euro or Canadian dollar. The above numbers also include the Company’s investment in PARIS RE SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar. Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $121 million and $242 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At June 30, 2010, approximately 49% of the Company’s fixed income portfolio (including the funds held – directly managed account) was rated AAA (or equivalent rating), 85% was rated A- or better and 5% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2010, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for less than 3% and 22% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 6% and 24% of total corporate fixed income securities underlying the funds held – directly managed account at June 30, 2010, respectively.

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

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair value of $846 million, excluding fixed income mutual funds of $40 million) at June 30, 2010. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.08 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index.

Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	June 30, 2010	10% increase	% change	20% increase	% change
Equities (1)	$664	(22)%	$755	(11)%	$846	$937	11%	$1,028	22%
Total invested assets (2)	17,643	(1)	17,734	(1)	17,825	17,916	1	18,007	1
Shareholders’ equity	6,889	(3)	6,980	(1)	7,071	7,162	1	7,253	3

(1)	Excludes fixed income mutual funds.
(2)	Includes the funds held – directly managed account and accrued interest.

These changes do not take into account any potential mitigating impact from fixed income securities or taxes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2010, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

On October 2, 2009, the Company completed its acquisition of Paris Re and is currently in the process of integrating the internal controls and procedures of Paris Re and its subsidiaries into its internal control over financial reporting. The Company has excluded from its assessment of internal control an assessment of the financial reporting at Paris Re, whose financial statements constitute approximately 25% of total assets, approximately 25% of revenues and approximately 30% of net income of the Company’s unaudited consolidated financial statement amounts as of and for the three months ended June 30, 2010.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at June 30, 2010 have not changed significantly since December 31, 2009. See Note 19(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In response to the financial crises affecting the banking system and financial markets, the U.S. federal government and other governmental and regulatory bodies have taken or are considering taking other actions to address the governance of those industries that are viewed as presenting a systemic risk to economic stability. Such actions include the International Monetary Fund’s proposal to levy a financial stability tax on all financial institutions, the proposals for enhanced regulation and supervision contained in the recently published Organization for Economic Co-operation and Development paper on the impact of the financial crisis on the Insurance sector and the financial regulatory reform provisions contained within the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are unable to predict the effect that the enactment of any such proposals will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are monitoring the situation as it evolves.

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (2)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)
4/01/2010-4/30/2010	1,825,450	80.23	1,825,450	5,013,771
5/01/2010-5/31/2010	1,918,054	74.35	1,918,054	3,095,717
6/01/2010-6/30/2010	1,109,800	71.79	1,109,800	1,985,917

Total	4,853,304	75.98	4,853,304

(1)	In February 2010, the Company’s Board of Directors approved an increase in the Company’s share repurchase authorization up to a total of 8 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At June 30, 2010, approximately 7.9 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 68.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ PATRICK A. THIELE
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: August 9, 2010

By:	/S/ ALBERT A. BENCHIMOL
Name:	Albert A. Benchimol
Title:	Executive Vice President & Chief Financial Officer

Date: August 9, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of Albert A. Benchimol

32	Section 906 Certifications

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2010, and December 31, 2009; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2010 and 2009; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.