Form 10-Q
period 2010-09-30
PARTNERRE LTD
filed 2010-11-08
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of November 2, 2010 was 74,497,314.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and of shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

November 8, 2010

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2010	December 31, 2009
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2010, $13,088,496; 2009, $13,856,840)	$13,769,651	$14,143,093
Short-term investments, trading securities, at fair value (amortized cost: 2010, $88,599; 2009, $134,830)	89,016	137,346
Equities, trading securities, at fair value (cost: 2010, $984,957; 2009, $731,387)	1,027,338	795,539
Other invested assets	296,105	225,532

Total investments	15,182,110	15,301,510
Funds held – directly managed (cost: 2010, $1,870,523; 2009, $2,126,456)	1,919,325	2,124,826
Cash and cash equivalents, at fair value, which approximates amortized cost	1,437,722	738,309
Accrued investment income	201,400	218,739
Reinsurance balances receivable	2,494,034	2,249,181
Reinsurance recoverable on paid and unpaid losses	395,865	367,453
Funds held by reinsured companies	918,832	938,039
Deferred acquisition costs	664,058	614,857
Deposit assets	277,275	313,798
Net tax assets	40,276	79,044
Goodwill	455,533	455,533
Intangible assets	191,252	247,269
Other assets	94,141	83,986

Total assets	$24,271,823	$23,732,544

Liabilities
Unpaid losses and loss expenses	$10,705,562	$10,811,483
Policy benefits for life and annuity contracts	1,735,930	1,615,193
Unearned premiums	2,019,892	1,706,816
Other reinsurance balances payable	528,014	426,091
Deposit liabilities	290,598	330,015
Net tax liabilities	349,866	444,789
Accounts payable, accrued expenses and other	238,679	231,441
Current portion of long-term debt	—	200,000
Debt related to senior notes	750,000	250,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,689,530	16,086,817

Shareholders’ Equity
Common shares (par value $1.00, issued: 2010, 83,538,734 shares; 2009, 82,585,707 shares)	83,539	82,586
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 11,600,000 shares; aggregate liquidation preference: 2010 and 2009, $290,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 9,200,000 shares; aggregate liquidation preference: 2010 and 2009, $230,000)	9,200	9,200
Additional paid-in capital	3,395,567	3,357,004
Accumulated other comprehensive income:
Currency translation adjustment	16,337	82,843
Other accumulated comprehensive (loss) income (net of tax of: 2010, $3,293; 2009, $3,144)	(4,430)	2,084
Retained earnings	4,753,328	4,100,782
Common shares held in treasury, at cost (2010, 8,957,377 shares; 2009, 5,000 shares)	(682,848)	(372)

Total shareholders’ equity	7,582,293	7,645,727

Total liabilities and shareholders’ equity	$24,271,823	$23,732,544

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Revenues
Gross premiums written	$1,008,464	$893,714	$4,057,965	$3,080,243

Net premiums written	$987,612	$891,547	$3,884,511	$3,044,264
Decrease (increase) in unearned premiums	325,802	199,144	(312,687)	(260,994)

Net premiums earned	1,313,414	1,090,691	3,571,824	2,783,270
Net investment income	164,402	145,350	511,978	414,071
Net realized and unrealized investment gains	293,164	330,226	484,683	566,643
Net realized gain on purchase of capital efficient notes	—	—	—	88,427
Other income	3,363	8,385	5,391	16,327

Total revenues	1,774,343	1,574,652	4,573,876	3,868,738
Expenses
Losses and loss expenses and life policy benefits	748,879	574,228	2,465,847	1,552,025
Acquisition costs	261,668	232,475	725,919	614,133
Other operating expenses	118,221	102,224	406,506	284,286
Interest expense	12,297	6,161	32,232	21,643
Amortization of intangible assets	10,003	—	22,639	—
Net foreign exchange losses	27,074	961	12,426	5,511

Total expenses	1,178,142	916,049	3,665,569	2,477,598
Income before taxes and interest in earnings of equity investments	596,201	658,603	908,307	1,391,140
Income tax expense	72,576	93,433	117,892	210,198
Interest in earnings of equity investments	1,312	1,535	5,103	1,552

Net income	524,937	566,705	795,518	1,182,494
Preferred dividends	8,631	8,631	25,894	25,894

Net income available to common shareholders	$516,306	$558,074	$769,624	$1,156,600

Comprehensive income
Net income	$524,937	$566,705	$795,518	$1,182,494
Change in currency translation adjustment	107,572	40,121	(66,506)	47,843
Change in other accumulated comprehensive
(loss) income, net of tax	(1,260)	(852)	(6,514)	677

Comprehensive income	$631,249	$605,974	$722,498	$1,231,014

Per share data
Net income per common share:
Basic net income	$6.86	$9.60	$9.86	$20.26
Diluted net income	$6.76	$9.44	$9.68	$19.95
Weighted average number of common shares outstanding	75,238,329	58,118,175	78,076,561	57,085,619
Weighted average number of common and common share equivalents outstanding	76,428,460	59,128,488	79,494,247	57,978,485
Dividends declared per common share	$0.50	$0.47	$1.50	$1.41

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Common shares
Balance at beginning of period	$82,586	$57,749
Issuance of common shares	953	528

Balance at end of period	83,539	58,277
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	3,357,004	1,465,688
Issuance of common shares	38,563	36,272

Balance at end of period	3,395,567	1,501,960
Accumulated other comprehensive income
Balance at beginning of period	84,927	22,808
Change in currency translation adjustment	(66,506)	47,843
Change in other accumulated comprehensive (loss) income, net of tax	(6,514)	677

Balance at end of period	11,907	71,328
Retained earnings
Balance at beginning of period	4,100,782	2,729,662
Net income	795,518	1,182,494
Reissuance of treasury shares	—	(13,883)
Dividends on common shares	(117,078)	(79,818)
Dividends on preferred shares	(25,894)	(25,894)

Balance at end of period	4,753,328	3,792,561
Common shares held in treasury
Balance at beginning of period	(372)	(97,599)
Repurchase of common shares	(682,476)	—
Reissuance of treasury shares	—	97,227

Balance at end of period	(682,848)	(372)

Total shareholders’ equity	$7,582,293	$5,444,554

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Cash flows from operating activities
Net income	$795,518	$1,182,494
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	59,766	14,938
Amortization of intangible assets	22,639	—
Net realized and unrealized investment gains	(484,683)	(566,643)
Net realized gain on purchase of capital efficient notes	—	(88,427)
Changes in:
Reinsurance balances, net	(165,012)	(186,388)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	(2,061)	7,791
Funds held by reinsured companies and funds held – directly managed	178,945	(19,362)
Deferred acquisition costs	(31,300)	(6,685)
Net tax assets and liabilities	(50,269)	196,895
Unpaid losses and loss expenses including life policy benefits	172,974	(59,461)
Unearned premiums	312,687	260,994
Other net changes in operating assets and liabilities	56,269	38,404

Net cash provided by operating activities	865,473	774,550
Cash flows from investing activities
Sales of fixed maturities	5,609,630	4,736,803
Redemptions of fixed maturities	962,540	799,958
Purchases of fixed maturities	(5,910,648)	(6,029,175)
Sales and redemptions of short-term investments	175,733	168,001
Purchases of short-term investments	(86,252)	(96,588)
Sales of equities	268,625	592,508
Purchases of equities	(485,455)	(602,834)
Other, net	(160,862)	(27,963)

Net cash provided by (used in) investing activities	373,311	(459,290)
Cash flows from financing activities
Cash dividends paid to shareholders	(142,972)	(105,712)
Proceeds from issuance of senior notes	500,000	—
Repurchase of common shares	(682,476)	—
Issuance of common shares	17,487	11,777
Contract fees on forward sale agreement	(2,638)	(3,779)
Repayment of debt	(200,000)	(200,000)
Purchase of capital efficient notes	—	(94,241)

Net cash used in financing activities	(510,599)	(391,955)
Effect of foreign exchange rate changes on cash	(28,772)	10,665
Increase (decrease) in cash and cash equivalents	699,413	(66,030)
Cash and cash equivalents—beginning of period	738,309	838,280

Cash and cash equivalents—end of period	$1,437,722	$772,250

Supplemental cash flow information:
Taxes paid	$182,335	$74,183
Interest paid	$18,365	$19,209

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

The following significant accounting policies were adopted by the Company during the nine months ended September 30, 2010. The adoption of these policies did not have an impact on the Company’s consolidated shareholders’ equity or net income.

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

The Company is involved in the normal course of business with VIEs as a passive investor in certain asset-backed securities, other fixed maturity investments and limited partnerships, that are issued by third party VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets and any unfunded commitments. The Company also has three indirect wholly-owned subsidiaries that are considered to be VIEs, which were utilized to issue the Company’s Senior Notes and Capital Efficient Notes (see Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). The Company determined that it was not the primary beneficiary of any of these VIEs as of September 30, 2010.

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

•

In March 2010, the FASB issued new accounting guidance for embedded credit derivatives, which clarifies that only a credit derivative related to the subordination of one financial instrument to another is exempt from embedded derivative bifurcation requirements. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted this guidance as of July 1, 2010.

3. New Accounting Pronouncements

In July 2010, the FASB issued new accounting guidance which requires companies to enhance the disclosures related to the credit quality of financing receivables and the allowances for credit losses. This guidance is effective for interim and annual periods ending on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

In October 2010, the FASB issued new accounting guidance clarifying that only acquisition costs related directly to the successful acquisition of new or renewal insurance contracts may be capitalized. Those acquisition costs that may be capitalized include incremental direct costs, such as commissions, and a portion of salaries and benefits of certain employees who are involved in underwriting and policy issuance, that are directly related to time spent on an acquired contract. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted at the beginning of an entity’s annual reporting period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated shareholders’ equity or net income.

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At September 30, 2010 and December 31, 2009, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities
U.S. government and agencies	$—	$1,086,968	$10,532	$1,097,500
Non-U.S. sovereign government, supranational and government related	—	2,980,384	—	2,980,384
Corporate	—	6,600,060	16,577	6,616,637
Asset-backed securities	—	447,652	202,224	649,876
Residential mortgage-backed securities	—	2,397,653	—	2,397,653
Other mortgage-backed securities	—	27,047	554	27,601

Fixed maturities, trading securities	$—	$13,539,764	$229,887	$13,769,651
Short-term investments, trading securities	$—	$89,016	$—	$89,016
Equities, trading securities
Consumer noncyclical	$192,085	$—	$—	$192,085
Technology	112,288	—	—	112,288
Finance	105,234	—	2,428	107,662
Communications	107,024	—	—	107,024
Energy	105,804	—	—	105,804
Industrials	95,402	—	—	95,402
Consumer cyclical	78,023	—	—	78,023
Insurance	49,461	—	—	49,461
Other	86,223	—	—	86,223
Mutual funds and exchange traded funds	53,111	—	40,255	93,366

Equities, trading securities	$984,655	$—	$42,683	$1,027,338
Other invested assets
Foreign exchange forward contracts	$—	$13,569	$—	$13,569
Foreign currency option contracts	—	4,675	—	4,675
Futures contracts	(20,046)	—	—	(20,046)
Credit default swaps (protection purchased)	—	(1,741)	—	(1,741)
Credit default swaps (assumed risks)	—	(262)	—	(262)
Insurance-linked securities	389	—	(2,548)	(2,159)
Total return swaps	—	—	(4,020)	(4,020)
Interest rate swaps	—	(8,629)	—	(8,629)
Other	—	(36)	78,871	78,835

Other invested assets	$(19,657)	$7,576	$72,303	$60,222
Funds held – directly managed
U.S. government and agencies	$—	$301,942	$369	$302,311
Non-U.S. sovereign government, supranational and government related	—	437,998	—	437,998
Corporate	—	929,046	—	929,046
Mortgage/asset-backed securities	—	—	12,258	12,258
Short-term investments	—	17,389	—	17,389
Other invested assets	—	—	30,888	30,888

Funds held – directly managed	$—	$1,686,375	$43,515	$1,729,890

Total	$964,998	$15,322,731	$388,388	$16,676,117

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

During the three months and nine months ended September 30, 2010, there were no significant transfers between Levels 1 and 2.

December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, trading securities	$—	$13,945,500	$197,593	$14,143,093
Short-term investments, trading securities	—	137,346	—	137,346
Equities, trading securities	757,436	—	38,103	795,539
Other invested assets	—	39,795	16,454	56,249
Funds held – directly managed	—	1,790,676	39,619	1,830,295

Total	$757,436	$15,913,317	$291,769	$16,962,522

At September 30, 2010 and December 31, 2009, the aggregate carrying amounts of items included in other invested assets that the Company did not measure at fair value were $235.9 million and $169.3 million, respectively, which primarily related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,729.9 million and $1,830.3 million at September 30, 2010 and December 31, 2009, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $45.5 million and $145.4 million, respectively, and accrued investment income of $26.6 million and $25.2 million, respectively. At September 30, 2010 and December 31, 2009, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $117.3 million and $123.9 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

At September 30, 2010 and December 31, 2009, substantially all of the accrued investment income and the accrued investment income related to the investments underlying the funds held – directly managed account in the Unaudited Condensed Consolidated Balance Sheets related to investments for which the fair value option was elected.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended September 30, 2010 and 2009 (in thousands of U.S. dollars):

For the three months ended September 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Transfers into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities, trading securities
U.S. government and agencies	$9,999	$533	$—	$—	$10,532	$533
Corporate	15,437	109	856	175	16,577	109
Asset-backed securities	225,958	(1,066)	(22,668)	—	202,224	(3,677)
Mortgage-backed securities	854	(25)	(275)	—	554	(25)

Fixed maturities, trading securities	$252,248	$(449)	$(22,087)	$175	$229,887	$(3,060)
Equities, trading securities
Finance	$2,115	$313	$—	$—	$2,428	$313
Mutual funds and exchange traded funds	39,612	643	—	—	40,255	643

Equities, trading securities	$41,727	$956	$—	$—	$42,683	$956
Other invested assets
Derivatives, net	$(14,579)	$10,011	$(2,000)	$—	$(6,568)	$9,023
Other	50,289	(1,580)	30,162	—	78,871	(1,580)

Other invested assets	$35,710	$8,431	$28,162	$—	$72,303	$7,443
Funds held – directly managed
U.S. government and agencies	$357	$12	$—	$—	$369	$12
Mortgage/asset-backed securities	12,577	(319)	—	—	12,258	(319)
Other invested assets	26,825	4,063	—	—	30,888	4,063

Funds held – directly managed	$39,759	$3,756	$—	$—	$43,515	$$3,756

Total	$369,444	$12,694	$6,075	$175	$388,388	$9,095

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For the three months ended September 30, 2009	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3 (a)	Balance at end of period	Change in unrealized investment gains relating to assets held at end of period
Fixed maturities	$71,975	$2,521	$28,166	$(3,878)	$98,784	$1,878
Short-term investments	73	(35)	—	(38)	—	—
Equities	34,714	1,351	—	—	36,065	1,351
Other invested assets	5,289	9,673	(2,149)	3,498	16,311	8,662

Total	$112,051	$13,510	$26,017	$(418)	$151,160	$11,891

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the nine months ended September 30, 2010 and 2009 (in thousands of U.S. dollars):

For the nine months ended September 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities, trading securities
U.S. government and agencies	$4,286	$806	$9,726	$(4,286)	$10,532	$806
Corporate	15,041	532	11,754	(10,750)	16,577	532
Asset-backed securities	99,952	3,536	101,636	(2,900)	202,224	1,167
Residential mortgage-backed securities	77,440	191	(77,631)	—	—	—
Other mortgage-backed securities	874	129	(449)	—	554	129

Fixed maturities, trading securities	$197,593	$5,194	$45,036	$(17,936)	$229,887	$2,634
Equities, trading securities
Finance	$2,488	$(754)	$694	$—	$2,428	$(60)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	445	5,000	—	40,255	445

Equities, trading securities	$38,103	$(393)	$4,973	$—	$42,683	$385
Other invested assets
Derivatives, net	$(9,361)	$14,326	$(19,699)	$8,166	$(6,568)	$10,501
Other	25,815	(1,749)	54,805	—	78,871	(1,749)

Other invested assets	$16,454	$12,577	$35,106	$8,166	$72,303	$8,752
Funds held – directly managed
U.S. government and agencies	$375	$(6)	$—	$—	$369	$(6)
Non-U.S. sovereign government, supranational and government related	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(4,750)	—	16,866	12,258	(4,744)
Other invested assets	35,685	(4,797)	—	—	30,888	(4,797)

Funds held – directly managed	$39,619	$(9,566)	$(3,404)	$16,866	$43,515	$(9,547)

Total	$291,769	$7,812	$81,711	$7,096	$388,388	$2,224

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For the nine months ended September 30, 2009	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3 (a)	Balance at end of period	Change in unrealized investment gains relating to assets held at end of period
Fixed maturities	$78,138	$21,262	$22,230	$(22,846)	$98,784	$1,679
Short-term investments	137	(99)	—	(38)	—	—
Equities	33,547	2,577	(59)	—	36,065	2,577
Other invested assets	(16,136)	33,393	(4,444)	3,498	16,311	32,385

Total	$95,686	$57,133	$17,727	$(19,386)	$151,160	$36,641

During the nine months ended September 30, 2010, certain fixed maturities with a fair value of $17.9 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of municipal (included within U.S. government and agencies), corporate and student loans (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation as of September 30, 2010, resulting from the continued recovery of the financial markets. In addition, during the nine months ended September 30, 2010, certain derivatives with a fair value in a net liability position of $8.2 million were transferred out of Level 3 into Level 2 due to the availability of externally modeled quoted prices that use observable inputs.

During the nine months ended September 30, 2010, certain fixed maturities within the investments underlying the funds held – directly managed account with a fair value of $16.9 million were transferred from Level 2 into Level 3. The reclassification into Level 3 consisted of asset-backed securities and residential and commercial mortgage-backed securities. The transfers into Level 3 were the result of the lack of observable market inputs, leading the Company to apply inputs that were not directly observable.

Changes in the fair value of the Company’s financial instruments subject to the fair value option, during the three months and nine months ended September 30, 2010 and 2009, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Fixed maturities, trading securities	$134,467	$243,234	$399,229	$381,683
Short-term investments, trading securities	324	(898)	(2,093)	(1,479)
Equities, trading securities	79,650	74,384	(21,549)	199,072
Funds held – directly managed	24,182	N/A	55,349	N/A

Total	$238,623	$316,720	$430,936	$579,276

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Other invested assets

The Company’s exchange traded derivatives, such as futures and certain weather derivatives are categorized as Level 1 and foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps, and credit default swaps are categorized as Level 2 within the fair value hierarchy. Included in the Company’s Level 3 categorization are unlisted equities including preference shares, unit trusts, credit linked notes, notes receivable and total return swaps. The Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s financial statements.

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

(b) Fair Value of Financial Instrument Liabilities

The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2010, for which the Company does not measure that instrument at fair value, did not change from December 31, 2009, except for:

•

the fair value of the capital efficient notes (CENts), which was based on the present value of estimated discounted future cash flows at December 31, 2009, was based on quoted market prices at September 30, 2010;

•	the fair value of the Senior Notes, issued on March 10, 2010, was based on quoted market prices (see Note 6); and

•	the current portion of long-term debt was repaid in July 2010 (see Note 5).

The carrying values and fair values of the financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 were as follows (in thousands of U.S. dollars):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,735,930	$1,735,930	$1,615,193	$1,615,193
Current portion of long-term debt	—	—	200,000	199,494
Debt related to senior notes (2)	750,000	789,666	250,000	264,438
Debt related to capital efficient notes (3)	63,384	54,829	63,384	56,355

(1)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.
(2)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750.0 million and $250.0 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.
(3)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71.0 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.

5. Debt

On July 12, 2010, the Company repaid the $200 million remaining half of the original $400 million loan agreement with Citibank N.A. that was classified as current portion of long-term debt in the Company’s Unaudited Condensed Consolidated Balance Sheet at December 31, 2009 (see Note 15 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

6. Debt Related to Senior Notes

On March 10, 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.500% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest payments on the Senior Notes commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

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

Contemporaneously, PartnerRe U.S. Holdings, a wholly-owned subsidiary of the Company, issued a 5.500% promissory note, with a principal amount of $500 million to PartnerRe Finance B. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance B the principal amount on June 1, 2020, unless previously paid. Interest on the promissory note commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7. Net Income per Share

The reconciliation of basic and diluted net income per share is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Numerator:
Net income	$524,937	$566,705	$795,518	$1,182,494
Less: preferred dividends	(8,631)	(8,631)	(25,894)	(25,894)

Net income available to common shareholders	$516,306	$558,074	$769,624	$1,156,600

Denominator:
Weighted average number of common shares outstanding—basic	75,238.3	58,118.2	78,076.6	57,085.6
Share options and other (1)	1,190.2	1,010.3	1,417.6	892.9
Weighted average number of common and common share equivalents outstanding—diluted	76,428.5	59,128.5	79,494.2	57,978.5

Basic net income per share	$6.86	$9.60	$9.86	$20.26
Diluted net income per share (1)	$6.76	$9.44	$9.68	$19.95

(1)	At September 30, 2010 and 2009, share options to purchase 897.3 thousand and 875.8 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

8. Derivatives

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at September 30, 2010. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Insurance-Linked Securities

The Company has entered into various weather derivatives, weather futures and longevity total return swaps for which the underlying risks include parametric weather risks for the weather derivatives and weather futures, and longevity risk for the longevity total return swaps.

Total Return and Interest Rate Swaps and Interest Rate Derivatives

The Company has entered into total return swaps referencing various project and principal finance obligations. The Company has also entered into interest rate swaps to mitigate interest rate risk on certain total return swaps and interest rate derivatives to mitigate exposure to interest rate volatility.

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 were as follows (in thousands of U.S. dollars):

	September 30, 2010		December 31, 2009
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$—	$4,840	$—
Interest rate derivatives	—	—	6,354	400,000

Total derivatives designated as hedges	$—		$11,194
Derivatives not designated as hedges
Foreign exchange forward contracts	$13,569	$1,732,462	$1,137	$1,333,862
Foreign currency option contracts	4,675	120,527	1,680	108,205
Futures contracts	(20,046)	1,306,486	27,866	1,825,297
Credit default swaps (protection purchased)	(1,741)	134,110	(2,056)	192,996
Credit default swaps (assumed risks)	(262)	27,500	566	22,500
Insurance-linked securities	(2,159)	118,213	(149)	48,962
Total return swaps	(4,020)	178,126	(1,195)	229,165
Interest rate swaps(1)	(8,629)	—	(8,166)	—
Other	—	—	130	—

Total derivatives not designated as hedges	$(18,613)		$19,813

Total derivatives	$(18,613)		$31,007

(1)	The Company enters into interest rate swaps to mitigate certain notional exposures on total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at September 30, 2010 and December 31, 2009 is recorded in other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. The effective portion of net investment hedging derivatives recognized in accumulated other comprehensive income at December 31, 2009 was a loss of $66.3 million. The effective portion of interest rate derivatives recognized in accumulated other comprehensive income at December 31, 2009 was a gain of $6.4 million. There were no net investment hedges or interest rate derivatives outstanding at September 30, 2010.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Foreign exchange forward contracts	$33,284	$36,058	$43,825	$38,093
Foreign currency option contracts	4,774	1,861	5,908	4,044

Total included in net foreign exchange gains and losses	$38,058	$37,919	$49,733	$42,137

Futures contracts	$(39,092)	$(50,148)	$(115,207)	$(15,948)
Credit default swaps (protection purchased)	(944)	(5,121)	(1,285)	(13,957)
Credit default swaps (assumed risks)	1,528	5,721	149	5,798
Insurance-linked securities	5,020	120	8,834	691
Total return swaps	4,400	7,673	6,809	26,876
Interest rate swaps	(857)	(921)	(464)	2,281
Interest rate derivatives	—	—	(3,848)	—
Other	(88)	—	(154)	230

Total included in net realized and unrealized investment gains and losses	$(30,033)	$(42,676)	$(105,166)	$5,971

Total derivatives not designated as hedges	$8,025	$(4,757)	$(55,433)	$48,108

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. Off-Balance Sheet Arrangements

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

10. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes.

On May 14, 2010, the Company entered into an agreement to modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $100 million unsecured credit facility to a $250 million combined credit facility, with the initial $100 million being unsecured and any utilization above that being secured. This credit facility matures on May 14, 2011, and can be extended automatically to May 14, 2012.

On July 16, 2010, the Company terminated its existing $660 million five-year syndicated unsecured credit facility, which had a maturity date of September 30, 2010, and entered into a new $750 million three-year syndicated unsecured credit facility. The new facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants as of September 30, 2010. The new facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility. At September 30, 2010, there were no borrowings under this revolving line of credit.

See Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information related to the credit facilities available to the Company.

11. Commitments and Contingencies

(a) Concentration of Credit Risk

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued or guaranteed by the U.S. government and other AAA rated sovereign governments. As of September 30, 2010, the Company’s fixed maturity investments included $882.9 million, or 11.6% of the Company’s total shareholders’ equity, of AAA rated debt securities issued by the government of France. As of December 31, 2009, the Company’s fixed maturity investments included $814 million, or 10.6% of the Company’s total shareholders’ equity, of AAA rated debt securities issued by the government of France. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

See Note 19(a) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of the Company’s credit risks and the related credit risk management strategies and controls.

(b) Employment Agreements

In April 2010, as part of the Company’s integration of PARIS RE (Paris Re), the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Employees participating in the voluntary plan have no compulsory notice periods, however, their expected leaving dates are largely through mid 2012. Participating employees will continue to receive salary and other employment benefits until they leave the Company.

On July 12, 2010, the Company announced certain changes in its executive management group. Related to these changes, on July 28, 2010, the Company entered into a separation agreement (letter agreement) with a member of executive management.

During the three months and nine months ended September 30, 2010, the Company recorded pre-tax charges of $9.2 million and $44.4 million, respectively, related to the aggregated costs of the voluntary plan and the letter agreement within other operating expenses. The continuing salary and other employment benefits costs related to employees participating in the voluntary plan and the member of executive management will be expensed as the employee provides service and remains with the Company.

(c) Legal Proceedings

Legal proceedings at September 30, 2010 have not changed significantly since December 31, 2009. See Note 19(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

12. Segment Information

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

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following tables provide a summary of the segment revenues and results for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2010

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$242	$149	$276	$91	$66	$824	$183	$1	$1,008
Net premiums written	$242	$149	$269	$84	$60	$804	$183	$1	$988
Decrease in unearned premiums	5	28	19	90	182	324	1	—	325

Net premiums earned	$247	$177	$288	$174	$242	$1,128	$184	$1	$1,313
Losses and loss expenses and life policy benefits	(115)	(133)	(141)	(58)	(154)	(601)	(147)	(1)	(749)
Acquisition costs	(72)	(46)	(62)	(13)	(35)	(228)	(33)	—	(261)

Technical result	$60	$(2)	$85	$103	$53	$299	$4	$—	$303
Other income						2	—	1	3
Other operating expenses						(81)	(11)	(26)	(118)

Underwriting result						$220	$(7)	n/a	$188
Net investment income							17	147	164

Allocated underwriting result (1)							$10	n/a	n/a
Net realized and unrealized investment gains								293	293
Interest expense								(12)	(12)
Amortization of intangible assets								(10)	(10)
Net foreign exchange losses								(27)	(27)
Income tax expense								(72)	(72)
Interest in earnings of equity investments								1	1

Net income								n/a	$525

Loss ratio (2)	46.5%	75.0%	49.1%	33.5%	63.6%	53.3%
Acquisition ratio (3)	29.0	26.1	21.5	7.5	14.7	20.2

Technical ratio (4)	75.5%	101.1%	70.6%	41.0%	78.3%	73.5%
Other operating expense ratio (5)						7.2

Combined ratio (6)						80.7%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Segment Information

For the three months ended September 30, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$279	$125	$284	$47	$735	$157	$2	$894
Net premiums written	$279	$124	$283	$47	$733	$157	$2	$892
Decrease in unearned premiums	33	36	12	112	193	3	2	198

Net premiums earned	$312	$160	$295	$159	$926	$160	$4	$1,090
Losses and loss expenses and life policy benefits	(171)	(84)	(195)	(9)	(459)	(115)	—	(574)
Acquisition costs	(80)	(39)	(73)	(12)	(204)	(28)	—	(232)

Technical result	$61	$37	$27	$138	$263	$17	$4	$284
Other income					5	—	3	8
Other operating expenses					(61)	(13)	(28)	(102)

Underwriting result					$207	$4	n/a	$190
Net investment income						16	129	145

Allocated underwriting result						$20	n/a	n/a
Net realized and unrealized investment gains							330	330
Interest expense							(6)	(6)
Net foreign exchange losses							(1)	(1)
Income tax expense							(93)	(93)
Interest in earnings of equity investments							2	2

Net income							n/a	$567

Loss ratio	54.9%	52.2%	66.1%	5.6%	49.5%
Acquisition ratio	25.7	24.5	24.8	7.4	22.0

Technical ratio	80.6%	76.7%	90.9%	13.0%	71.5%
Other operating expense ratio					6.6

Combined ratio					78.1%

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Segment Information

For the nine months ended September 30, 2010

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$704	$634	$944	$462	$773	$3,517	$537	$4	$4,058
Net premiums written	$704	$630	$906	$455	$654	$3,349	$533	$3	$3,885
(Increase) decrease in unearned premiums	(40)	(114)	(96)	(127)	76	(301)	(12)	—	(313)

Net premiums earned	$664	$516	$810	$328	$730	$3,048	$521	$3	$3,572
Losses and loss expenses and life policy benefits	(360)	(437)	(499)	(163)	(559)	(2,018)	(447)	(1)	(2,466)
Acquisition costs	(192)	(130)	(176)	(25)	(121)	(644)	(82)	—	(726)

Technical result	$112	$(51)	$135	$140	$50	$386	$(8)	$2	$380
Other income						3	2	—	5
Other operating expenses						(241)	(38)	(127)	(406)

Underwriting result						$148	$(44)	n/a	$(21)
Net investment income							54	458	512

Allocated underwriting result							$10	n/a	n/a
Net realized and unrealized investment gains								485	485
Interest expense								(32)	(32)
Amortization of intangible assets								(23)	(23)
Net foreign exchange losses								(12)	(12)
Income tax expense								(118)	(118)
Interest in earnings of equity investments								5	5

Net income								n/a	$796

Loss ratio	54.2%	84.6%	61.6%	49.9%	76.6%	66.2%
Acquisition ratio	28.9	25.2	21.7	7.7	16.5	21.1

Technical ratio	83.1%	109.8%	83.3%	57.6%	93.1%	87.3%
Other operating expense ratio						7.9

Combined ratio						95.2%

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Segment Information

For the nine months ended September 30, 2009

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$840	$544	$875	$376	$2,635	$438	$7	$3,080
Net premiums written	$841	$541	$846	$376	$2,604	$433	$7	$3,044
Increase in unearned premiums	(29)	(63)	(72)	(86)	(250)	(10)	(1)	(261)

Net premiums earned	$812	$478	$774	$290	$2,354	$423	$6	$2,783
Losses and loss expenses and life policy benefits	(498)	(241)	(504)	2	(1,241)	(313)	2	(1,552)
Acquisition costs	(206)	(119)	(183)	(23)	(531)	(83)	—	(614)

Technical result	$108	$118	$87	$269	$582	$27	$8	$617
Other income					9	2	5	16
Other operating expenses					(170)	(34)	(80)	(284)

Underwriting result					$421	$(5)	n/a	$349
Net investment income						46	368	414

Allocated underwriting result						$41	n/a	n/a
Net realized and unrealized investment gains							567	567
Net realized gain on purchase of capital efficient notes							89	89
Interest expense							(22)	(22)
Net foreign exchange losses							(6)	(6)
Income tax expense							(210)	(210)
Interest in earnings of equity investments							1	1

Net income							n/a	$1,182

Loss ratio	61.3%	50.5%	65.1%	(0.8)%	52.7%
Acquisition ratio	25.4	24.8	23.7	8.1	22.6

Technical ratio	86.7%	75.3%	88.8%	7.3%	75.3%
Other operating expense ratio					7.2

Combined ratio					82.5%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks.

Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks are managed by the Company within an integrated framework of policies and processes that ensure the intelligent and consistent evaluation and valuation of risk, and ultimately provide an appropriate return to shareholders.

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

The Company manages assumed risk at a strategic level through diversification, risk appetite, and limits. For each key risk, the Board approves a risk appetite that the Company defines as the percentage of economic capital the Company is willing to expose to economic loss with a modeled probability of occurring once every 15 years and once every 75 years. The Company manages its exposure to key risks such that the modeled economic loss at a 1 in 15 year and a 1 in 75 year return period are less than the economic capital the Company is willing to expose to the key risks at those return periods.

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

There are four areas of risk that the Company has currently identified as having the greatest potential for shock losses: catastrophe, reserving for casualty and other long-tail lines, equity and equity-like investment risk and longevity risk. The Company manages the risk of shock losses by setting risk appetite and limits, as described above and below, for each type of shock loss. The Company establishes limits to manage the maximum foreseeable loss from any one event and considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business should such an event occur.

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

In order to determine a longevity limit metric for the purposes of risk accumulation, the Company examined extreme scenarios and measured its exposure to loss under those scenarios. Examples of these scenarios included, but were not limited to, immediate elimination of major causes of death and an extreme improvement scenario equivalent to the adverse result of every annuitant’s life expectancy increasing to approximately 100 years. The Company did not rely upon modeled losses to determine the limit metric, but did benchmark the scenario results against existing tests, scenarios and models. For risk accumulation purposes, the Company selected the most extreme scenario and added an additional margin for potential deviation.

The Company selected a longevity limit of $2 billion. To measure utilization of the longevity limit (accumulation of longevity exposure), the Company accumulates the net present value of adverse loss resulting from the application of the selected extreme scenario and additional margin applied to every in-force longevity treaty and the notional value of any longevity insurance-linked security.

Other risks such as interest rate risk and credit spread risk have the ability to impact results substantially and may result in volatility in results from period to period. However, Management believes that by themselves, interest rate risk and credit spread risk are unlikely to represent a material threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report for additional disclosure on interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk.

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

The limits and actual exposures of the Company for its major risks were as follows:

Risk	Limit at September 30, 2010	Utilized at September 30, 2010	Utilized at December 31, 2009
Catastrophe risk – largest zonal limit	$2.8 billion	$2.5 billion	$2.4 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	3.1 billion	3.4 billion
Equity investment risk – value of equity and equity-like securities	4.0 billion	1.4 billion	1.2 billion
Longevity risk – net present value loss from extreme mortality improvement scenario	2.0 billion	0.9 billion	N/A

N/A: not applicable

The risk appetite and modeled economic loss for the Company’s major risks were as follows:

Risk	Risk Appetite at September 30, 2010(1)	Modeled Economic Loss at September 30, 2010(1)	Modeled Economic Loss at December 31, 2009
Catastrophe risk – 1 in 75 year annual aggregate loss	$1.6 billion	$1.3 billion	$1.3 billion
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years reserve development	0.8 billion	0.5 billion	0.5 billion
Equity investment risk – 1 in 75 year decline in value	1.2 billion	0.4 billion	0.4 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at September 30, 2010 have not changed materially compared to December 31, 2009. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments.

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

During the three months and nine months ended September 30, 2010 and 2009, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for the Company’s Non-life segment for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009		For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Net prior year favorable (adverse) reserve development:
Non-life segment
U.S.	$58		$43	$127	$120
Global (Non-U.S.) P&C	14		46	65	133
Global (Non-U.S.) Specialty	61		18	134	74
Catastrophe	(13)		15	(3)	38
Paris Re	16	$	N/A	27	N/A

Total net Non-life prior year favorable reserve development	$136		$122	$350	$365

N/A: not applicable

The net favorable reserve development on prior accident years for the three months and nine months ended September 30, 2010 and 2009 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Net prior year favorable (adverse) reserve development:
Non-life segment
Net prior year reserve development due to changes in premiums	$(9)	$(12)	$(15)	$15
Net prior year reserve development due to all other factors(1)	145	134	365	350

Total net Non-life prior year favorable reserve development	$136	$122	$350	$365

(1)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded as of September 30, 2010 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
U.S.	$690	$136	$1,830	$2,656	$(26)	$2,630
Global (Non-U.S.) P&C	1,271	7	990	2,268	(33)	2,235
Global (Non-U.S.) Specialty	1,187	35	1,004	2,226	(70)	2,156
Catastrophe	116	154	59	329	—	329
Paris Re	1,404	—	1,823	3,227	(224)	3,003

Total Non-life	$4,668	$332	$5,706	$10,706	$(353)	$10,353

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on information available as of September 30, 2010. Loss reserves are estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, and any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates recorded by the Company, and the range of actuarial estimates around these point estimates at September 30, 2010, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
U.S.	$2,630	$2,836	$2,004
Global (Non-U.S.) P&C	2,235	2,384	1,970
Global (Non-U.S.) Specialty	2,156	2,253	1,907
Catastrophe	329	357	301
Paris Re	3,003	3,152	2,832

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total net Non-life carried loss reserves.

Of the $3,003 million of net loss reserves for the PARIS RE (Paris Re) sub-segment, the Company considers only $1,697 million of net loss reserves for accident years 2006 and subsequent to be subject to loss reserve variability. The remaining $1,306 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Life segment reported net adverse development on prior accident years of $4 million and $21 million during the three months and nine months ended September 30, 2010, respectively. The net adverse development of $4 million in the three months ended September 30, 2010 was primarily driven by deterioration on a credit life treaty in the mortality line and an impaired life annuity (ILA) treaty in the longevity line, resulting from an improvement in the mortality trend, and was partially offset by favorable development on various other mortality treaties. The net adverse development of $21 million in the nine months ended September 30, 2010 was primarily driven by adverse development in the longevity line due to an improvement in the mortality trend related to an ILA treaty. For the three months and nine months ended September 30, 2009, the Life segment reported net favorable development on prior accident years of $14 million and $11 million, respectively, primarily due to certain GMDB treaties, where the payout is linked to the performance of underlying capital market assets in France. See Results by Segment below.

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $388 million and $292 million at September 30, 2010 and December 31, 2009, respectively. For additional information related to the transfers into, and out of, the Company’s Level 3 classification during the three months and nine months ended September 30, 2010, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For additional information on the Company’s use of derivative financial instruments, see Note 8 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months and Nine Months Ended September 30, 2010 and 2009

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of this report for a review of important risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was stronger against most currencies, except the Canadian dollar, in the three months ended September 30, 2010 compared to the same period in 2009 and was weaker against most currencies, except the euro, in the nine months ended September 30, 2010 compared to the same period in 2009; and

•	the U.S. dollar strengthened against the euro and British pound and weakened against most other currencies at September 30, 2010 compared to December 31, 2009.

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

The year over year comparison of the Company’s results is primarily affected by the acquisition of Paris Re in the fourth quarter of 2009 and costs related to its integration in 2010, losses related to large catastrophic events and the Deepwater Horizon Drilling Platform (Deepwater Horizon), and the effects of the global financial and economic crisis in 2009. To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

The results of Paris Re are only included in the Company’s Consolidated Statements of Operations and Cash Flows from October 2, 2009, the date of acquisition, and Paris Re’s technical results are presented as a separate Non-life sub-segment below. Consequently, results of the Paris Re sub-segment for the three months and nine months ended September 30, 2009 are not presented or discussed below. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense and additional assets, liabilities and equity resulting from the acquisition wherever such amounts are material and identifiable.

In April 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Employees participating in the voluntary plan have no compulsory notice periods, however, their expected leaving dates are largely through mid 2012. Participating employees will continue to receive salary and other employment benefits until they leave the Company. During the nine months ended September 30, 2010, the Company recorded pre-tax charges of $34.4 million related to the costs of the voluntary plan within other operating expenses. The continuing salary and other employment benefits costs related to employees participating in the voluntary plan will be expensed as the employee provides service and remains with the Company.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

In the three months ended March 31, 2010, the Company incurred net losses of $334 million, related to the combined impact of the Chile Earthquake and Atlantic storm Xynthia (Storm Xynthia). Based on information received from cedants, the Company has subsequently decreased the loss estimates related to these events for all sub-segments, except for Global (Non-U.S.) P&C, which resulted in net losses related to these events of $326 million in the nine months ended September 30, 2010 (see Results by Segment below for further details). Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and additional uncertainty exists, specifically with respect to the Chile Earthquake, due to the place of occurrence and magnitude of the event. The Company’s actual losses from the Chile Earthquake and Storm Xynthia may exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for the Chile Earthquake, and the receipt of additional information from cedants, brokers and loss adjusters.

The following table reflects the combined impact of the Chile Earthquake and Storm Xynthia and the impact on the Company’s technical result and pre-tax income by segment and sub-segment during the nine months ended September 30, 2010 (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$(8)	$(143)	$(19)	$(88)	$(106)	$(364)	$(1)	$—	$(365)
Reinsurance recoverable	—	—	—	—	31	31	—	—	31

Net losses and loss expenses and life policy benefits	$(8)	$(143)	$(19)	$(88)	$(75)	$(333)	$(1)	$—	$(334)
Reinstatement premiums earned	—	—	—	4	4	8	—	—	8

Impact on technical result and pre-tax income	$(8)	$(143)	$(19)	$(84)	$(71)	$(325)	$(1)	$—	$(326)

On April 20, 2010, Deepwater Horizon in the Gulf of Mexico exploded and subsequently sank. The Company has exposure to this event primarily through its U.S., Global (Non-U.S.) Specialty and Paris Re sub-segments and incurred net losses of $63 million during the nine months ended September 30, 2010. The Company’s loss estimate remains preliminary, given the significant uncertainty regarding liability exposure, primarily related to pollution.

The following table reflects the impact of Deepwater Horizon on the Company’s technical result and pre-tax income by segment and sub-segment during the nine months ended September 30, 2010 (in millions of U.S. dollars):

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

In the three months ended September 30, 2010, the Company incurred net losses of $64 million related to the New Zealand Earthquake. As discussed above, loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company’s actual losses from the New Zealand Earthquake may exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period and the receipt of additional information from cedants, brokers and loss adjusters.

The following table reflects the impact of the New Zealand Earthquake on the Company’s technical result and pre-tax income by segment and sub-segment during the three months and nine months ended September 30, 2010 (in millions of U.S. dollars):

	U.S.	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Paris Re	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$—	$(6)	$(1)	$(52)	$(6)	$(65)	$—	$—	$(65)
Reinsurance recoverable	—	—	—	—	1	1	—	—	1

Net losses and loss expenses and life policy benefits	$—	$(6)	$(1)	$(52)	$(5)	$(64)	$—	$—	$(64)
Reinstatement premiums earned	—	—	—	—	—	—	—	—	—

Impact on technical result and pre-tax income	$—	$(6)	$(1)	$(52)	$(5)	$(64)	$—	$—	$(64)

The global economy and financial markets continued to improve during the three months ended September 30, 2010 reflecting rising equity markets, narrowing credit spreads and declining U.S. and European risk-free rates. Similar trends were also observed in the nine months ended September 30, 2010 during which equity markets rose and U.S. and European risk-free rates declined, while credit spreads remained flat. As a result of these movements, the fair value of the Company’s investment portfolio and cash increased as of September 30, 2010 compared to December 31, 2009, primarily due to an increase in the fair value of fixed maturities and equities which was partially offset by the impact of foreign exchange.

The impacts of the global financial and economic crisis on the Company’s reinsurance underwriting operations have abated in the three months and nine months ended September 30, 2010. The Company has continued to review its loss estimates and has modestly decreased its reserves during the three months and nine months ended September 30, 2010 in certain affected lines of business for certain underwriting years, reflecting actual claims activity being less than anticipated based on information provided by cedants. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at September 30, 2010.

These events in the three months and nine months ended September 30, 2010 and the continuing volatility in the capital or credit markets are discussed below in Review of Net Income and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the three months and nine months ended September 30, 2010 and 2009 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Net income	$525	(7)%	$567	$796	(33)%	$1,182
Less: preferred dividends	9	—	9	26	—	26

Net income available to common shareholders	$516	(7)	$558	$770	(33)	$1,156
Diluted net income per share	$6.76	(28)	$9.44	$9.68	(51)	$19.95

Three-month result

The decrease in net income, net income available to common shareholders and diluted net income per share for the three months ended September 30, 2010 compared to 2009 resulted primarily from:

•	a decrease in net realized and unrealized investment gains of $37 million;

•	an increase in net foreign exchange losses of $26 million;

•	a decrease in Life underwriting result of $11 million, driven primarily by an increase in net adverse prior year loss development; and

•	various other factors, the primary one being an increase in amortization of intangible assets of $10 million; which were partially offset by

•	a decrease in income tax expense of $21 million, driven by the geographic (tax jurisdiction) distribution of the pre-tax income and a lower pre-tax income;

•	an increase in net investment income of $19 million, driven by the inclusion of Paris Re’s net investment income; and

•

an increase in Non-life underwriting result of $13 million, which was primarily driven by the inclusion of Paris Re’s results and a lower level of loss estimates related to the financial crisis and were partially offset by large catastrophic losses related to the New Zealand Earthquake.

Nine-month result

The decrease in net income, net income available to common shareholders and diluted net income per share for the nine months ended September 30, 2010 compared to 2009 resulted primarily from:

•

a decrease in Non-life underwriting result of $273 million, driven by large catastrophic losses related to the Chile Earthquake, New Zealand Earthquake and Storm Xynthia, and losses related to Deepwater Horizon;

•

no activity related to the Company’s capital efficient notes (CENts) in the nine months ended September 30, 2010 compared to a gain of $89 million on purchase of CENts in the nine months ended September 30, 2009;

•	a decrease in net realized and unrealized investment gains of $82 million;

•	an increase in other corporate operating expenses of $47 million, primarily driven by charges related to the voluntary plan;

•	a decrease in Life underwriting result of $39 million, primarily driven by an increase in net adverse prior year loss development; and

•	various other factors, the primary one being an increase in amortization of intangible assets of $23 million; which were partially offset by

•	an increase in net investment income of $98 million, driven by the inclusion of Paris Re’s net investment income; and

•	a decrease in income tax expense of $92 million, resulting primarily from a lower pre-tax income.

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

The components of net income for the three months and nine months ended September 30, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Underwriting result:
Non-life	$220	6%	$207	$148	(65)%	$421
Life	(7)	NM	4	(44)	719	(5)
Investment result:
Net investment income	164	13	145	512	24	414
Net realized and unrealized investment gains	293	(11)	330	485	(14)	567
Interest in earnings of equity investments(1)	1	(15)	2	5	229	1
Corporate and Other:
Net realized gain on purchase of capital efficient notes	—	NM	—	—	NM	89
Technical result(2)	—	(96)	4	2	(82)	8
Other income(2)	1	(52)	3	—	(94)	5
Other operating expenses	(26)	(8)	(28)	(127)	59	(80)
Interest expense	(12)	100	(6)	(32)	49	(22)
Amortization of intangible assets(3)	(10)	NM	—	(23)	NM	—
Net foreign exchange losses	(27)	NM	(1)	(12)	(125)	(6)
Income tax expense	(72)	(22)	(93)	(118)	(44)	(210)

Net income	$525	(7)	$567	$796	(33)	$1,182

NM: not meaningful

(1)	Interest in earnings of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment. See the discussion in Corporate and Other – Interest in Earnings of Equity Investments below for more details.

(2)	Technical result and other income primarily relates to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment. See the discussion in Corporate and Other – Technical Result and Other Income below for more details.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

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

Three-month result

The underwriting result for the Non-life segment increased by $13 million, from $207 million in the three months ended September 30, 2009 to $220 million in the same period of 2010. The increase was principally attributable to:

•

an increase of $45 million resulting from a lower level of loss estimates recorded in the specialty casualty and credit/surety lines of business related to the global economic and financial crisis and normal fluctuations in profitability between periods which was partially offset by lower net favorable loss development on prior quarters. The components of the net favorable prior quarters’ loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below;

•

an increase of $38 million resulting from the acquisition of Paris Re, excluding net favorable loss development on prior quarters and prior years and large catastrophic losses related to the New Zealand Earthquake, discussed above and below; and

•

an increase of $14 million in net favorable loss development on prior years, from $122 million in the three months ended September 30, 2009 to $136 million in the same period of 2010. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•	an increase in large catastrophic losses of $64 million related to the New Zealand Earthquake; and

•	an increase of $20 million in other operating expenses, primarily due to the inclusion of Paris Re’s Non-life operating expenses.

Underwriting result for the Life segment decreased from a gain of $4 million in the three months ended September 30, 2009 to a loss of $7 million in the same period of 2010. The decrease was primarily driven by net adverse prior year development in the mortality and longevity lines of business in the three months ended September 30, 2010 compared to net favorable prior year development in the mortality line in the same period of 2009. See Results by Segment below.

The Company reported net investment income of $164 million in the three months ended September 30, 2010 compared to $145 million in the same period of 2009. The 13% increase in net investment income is primarily attributable to the contribution from Paris Re’s investments and the funds held – directly managed account, an increase in net investment income from fixed maturities due to the purchase of higher yielding investments and the reinvestment of cash flows from operations. The increase was partially offset by lower reinvestment rates and foreign exchange fluctuations, which decreased net investment income by 2% as a result of the stronger average U.S. dollar foreign exchange rates in the three months ended September 30, 2010 compared to the same period in 2009.

Net realized and unrealized investment gains decreased by $37 million, from $330 million in the three months ended September 30, 2009 to $293 million in the same period of 2010. The net realized and unrealized investment gains of $293 million were primarily driven by improvements in worldwide equity markets, narrowing credit spreads and declining risk-free interest rates in the three months ended September 30, 2010. Net realized and unrealized investment gains of $293 million in the three months ended September 30, 2010 consist of the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $220 million, net realized investment gains on fixed maturities, short-term investments and equities of $71 million, net realized and unrealized investment gains on funds held – directly managed of $26 million and net other realized and unrealized investment gains of $11 million, which were partially offset by net realized losses on other invested assets of $35 million. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details on the investment activity.

Other operating expenses included in Corporate and Other decreased by $2 million, from $28 million in the three months ended September 30, 2009 to $26 million in the same period of 2010. The decrease was primarily due to lower consulting and professional fees and was partially offset by higher personnel expenses.

Interest expense increased by $6 million in the three months ended September 30, 2010 compared to the same period in 2009 mainly due to interest related to the issuance of $500 million 5.500% Senior Notes in the three months ended March 31, 2010.

Net foreign exchange losses were $27 million in the three months ended September 30, 2010 compared to a loss of $1 million in the same period of 2009. The increase in net foreign exchange losses during the three months ended September 30, 2010 resulted primarily from the impact of currency movements on unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $21 million, from $93 million in the three months ended September 30, 2009 to $72 million in the same period of 2010. The decrease in the income tax expense was primarily due to the geographic (tax jurisdiction) distribution of the pre-tax net income and lower pre-tax net income, with the Company’s taxable jurisdictions generating relatively lower pre-tax income in the three months ended September 30, 2010 compared to the same period in 2009.

Nine-month result

The underwriting result for the Non-life segment decreased by $273 million, from $421 million in the nine months ended September 30, 2009 to $148 million in the same period of 2010. The decrease was principally attributable to:

•	an increase in large catastrophic losses of $389 million, net of reinstatement premiums, related to the Chile Earthquake, New Zealand Earthquake and Storm Xynthia;

•	an increase of $71 million in other operating expenses, primarily due to the inclusion of Paris Re’s Non-life operating expenses;

•	an increase in losses and loss expenses of $63 million, net of reinstatement premiums, related to Deepwater Horizon; and

•

a decrease of $15 million in net favorable loss development on prior years, from $365 million in the nine months ended September 30, 2009 to $350 million in the same period of 2010. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•

an increase of $137 million resulting from the acquisition of Paris Re, excluding large catastrophic losses, losses related to Deepwater Horizon and net favorable loss development on prior years discussed above and below; and

•

an increase of $128 million resulting from a lower level of loss estimates recorded in the specialty casualty and credit/surety lines of business related to the global economic and financial crisis, a lower level of mid-sized losses and normal fluctuations in profitability between periods.

Underwriting result for the Life segment decreased from a loss of $5 million in the nine months ended September 30, 2009 to a loss of $44 million in the same period of 2010. The decrease was primarily driven by net adverse prior year development in the longevity line in the nine months ended September 30, 2010 compared to net favorable prior year development in the mortality line in the same period of 2009. See Results by Segment below.

The Company reported net investment income of $512 million in the nine months ended September 30, 2010 compared to $414 million in the same period of 2009. The 24% increase in net investment income is primarily attributable to the contribution from Paris Re’s investments and the funds held – directly managed account, an increase in net investment income from fixed maturities due to the purchase of higher yielding investments and the reinvestment of cash flows from operations. The increase was partially offset by lower reinvestment rates.

Net realized and unrealized investment gains decreased by $82 million, from $567 million in the nine months ended September 30, 2009 to $485 million in the same period of 2010. The net realized and unrealized investment gains of $485 million were primarily due to lower U.S. and European risk-free interest rates and narrowing credit spreads. Net realized and unrealized investment gains of $485 million in the nine months ended September 30, 2010 consist of the change in net unrealized investment gains on fixed maturities and short-term investments of $397 million, net realized investment gains on fixed maturities, short-term investments and equities of $145 million, net realized and unrealized investment gains on funds held – directly managed of $56 million and net other realized and unrealized gains of $13 million, which were partially offset by the change in net unrealized losses on other invested assets and equities of $64 million and net realized losses on other invested assets of $62 million.

Net realized gain on purchase of capital efficient notes (CENts) was $89 million in the nine months ended September 30, 2009 as the Company purchased $187 million of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million. No similar gain was recorded in the same period of 2010.

Other operating expenses included in Corporate and Other increased by $47 million from $80 million in the nine months ended September 30, 2009 to $127 million in the same period of 2010. The increase was primarily due to the charges related to the Company’s voluntary plan, discussed in Overview above, higher share-based compensation expense and other personnel expenses, partially offset by lower consulting and professional fees.

Interest expense increased by $10 million in the nine months ended September 30, 2010 compared to the same period in 2009 mainly due to interest related to the issuance of $500 million 5.500% Senior Notes in the three months ended March 31, 2010, partially offset by a reduction in interest expense associated with the long term debt of $200 million which was repaid during the three months ended September 30, 2010.

Net foreign exchange losses were $12 million in the nine months ended September 30, 2010 compared to a loss of $6 million in the same period of 2009. The increase in net foreign exchange losses during the nine months ended September 30, 2010 resulted primarily from losses arising from the income statement revaluation partially offset by currency movements on unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $92 million, from $210 million in the nine months ended September 30, 2009 to $118 million in the same period of 2010. The decrease in the income tax expense was primarily due to the same factors discussed in the three-month result as well as a decrease in tax on the net realized gain on purchase of CENts of $31 million recorded in the nine months ended September 30, 2009.

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

Segment results are shown net of intercompany transactions. Business reported in the Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Paris Re sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and nine months ended September 30, 2010 compared to the same period in 2009, and this should be considered when making period-to-period comparisons.

Non-life Segment

U.S.

The U.S. sub-segment includes the U.S. casualty line, which represented approximately 46% and 45% of net premiums written in this sub-segment in the three months and nine months ended September 30, 2010, respectively. This line tends to have a higher loss ratio and a lower technical result due to the long-tail nature of the risks involved. Casualty treaties generally provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of the technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Gross premiums written	$242	(14)%	$279	$704	(16)%	$840
Net premiums written	242	(14)	279	704	(16)	841
Net premiums earned	$247	(21)	$312	$664	(18)	$812
Losses and loss expenses	(115)	(33)	(171)	(360)	(28)	(498)
Acquisition costs	(72)	(11)	(80)	(192)	(7)	(206)

Technical result(1)	$60	—	$61	$112	4	$108
Loss ratio(2)	46.5%		54.9%	54.2%		61.3%
Acquisition ratio(3)	29.0		25.7	28.9		25.4

Technical ratio(4)	75.5%		80.6%	83.1%		86.7%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The U.S. sub-segment represented 24% and 18% of total net premiums written in the three months and nine months ended September 30, 2010, respectively, compared to 32% and 28% of total net premiums written during the same periods in 2009. The decrease in the U.S. sub-segment’s net premiums written as a percentage of total net premiums written during the three months and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily due to significantly lower net premiums written in the agriculture line of business and overall declining market conditions, as described in the three-month and nine-month result, and the inclusion of the Paris Re sub-segment’s premiums in the Company’s total net premiums written, following the Company’s acquisition in the fourth quarter of 2009.

Three-month result

Gross and net premiums written decreased by 14% and net premiums earned decreased by 21% in the three months ended September 30, 2010 compared to the same period in 2009. The decrease in gross and net premiums written resulted from all lines of business, except the casualty line, and was most pronounced in the agriculture and property lines of business. The decrease in the agriculture line was due to lower agricultural commodity price levels and higher retentions by cedants. The decrease in the property line primarily reflected a higher cedant retention on a significant treaty. These decreases in gross and net premiums written were partially offset by an increase in the casualty line of business driven by increases in treaty participations and timing differences related to the renewal of certain treaties. The decrease in net premiums earned in the three months ended September 30, 2010 compared to the same period in 2009 was higher than the decrease in gross and net premiums written primarily due to the impact of decreased business written in the casualty line during prior periods being earned.

Nine-month result

Gross and net premiums written decreased by 16% and net premiums earned decreased by 18% in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in gross and net premiums written and net premiums earned was primarily attributable to the agriculture, casualty and property lines of business. The agriculture and property lines decreased due to the reasons described in the three-month result and the casualty line was impacted by overall declining market conditions. These decreases in gross and net premiums written and net premiums earned were partially offset by lower downward premium adjustments related to prior periods reported by cedants in the nine months ended September 30, 2010 compared to the same period in 2009, primarily in the casualty and motor lines. Notwithstanding the overall declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $58 million, or 23.6 points on the loss ratio;

•	a higher level of mid-sized loss activity;

•	a lower level of loss estimates recorded in the casualty line of business reflecting abating economic and financial market conditions; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $58 million included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty line of business. Loss information provided by cedants in the three months ended September 30, 2010 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $43 million, or 13.7 points on the loss ratio;

•	a lower level of mid-sized loss activity;

•	increasing loss trends, predominantly in the casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable loss development of $43 million resulted from net favorable development for prior accident years in the casualty line of business and was partially offset by all other lines of business within this sub-segment, which experienced combined adverse loss development for prior accident years of $9 million.

The decrease of $56 million in losses and loss expenses for the three months ended September 30, 2010 compared to the same period of 2009 included:

•

a decrease of approximately $41 million in losses and loss expenses resulting from a decrease in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by an increase in mid-sized loss activity; and

•	an increase of $15 million in net favorable prior year development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $8 million, or 1.2 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 0.8 points on the loss ratio;

•	net favorable loss development on prior accident years of $127 million, or 19.1 points on the loss ratio;

•	a lower level of loss estimates recorded in the casualty line of business reflecting abating economic and financial market conditions; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $127 million included net favorable loss development for prior accident years in most lines of business, predominantly in casualty and agriculture, while the motor line experienced adverse loss development for prior accident years of $8 million. Loss information provided by cedants in the nine months ended September 30, 2010 for prior accident years was lower than the Company expected (higher for motor) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business (increased for motor), which had the net effect of decreasing (increasing for motor) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $120 million, or 14.8 points on the loss ratio;

•	a lower level of mid-sized loss activity;

•	increasing loss trends, predominantly in the casualty line of business; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $120 million included net favorable development for prior accident years in most lines of business, with the exception of the multiline, motor and credit/surety lines of business, which experienced combined adverse loss development for prior accident years of $17 million.

The decrease of $138 million in losses and loss expenses for the nine months ended September 30, 2010 compared to the same period of 2009 included:

•

a decrease of approximately $144 million in losses and loss expenses resulting from a decrease in the book of business and exposure, a lower level of loss estimates recorded in the casualty line of business and normal fluctuations in profitability between periods; and

•	an increase of $7 million in net favorable prior year loss development; partially offset by

•	an increase in losses and loss expenses of $13 million related to large catastrophic losses and Deepwater Horizon.

Acquisition costs and acquisition ratio

Three-month result and nine-month result

Acquisition costs decreased in the three months and nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of lower net premiums earned, partially offset by higher profit commission adjustments reported by cedants in the agriculture and credit/surety lines of business. The acquisition ratio increased in the three months and nine months ended September 30, 2010 compared to the same periods in 2009 due to higher profit commission adjustments reported by cedants and a decrease in net premiums earned in the agriculture line of business, which carries a lower acquisition ratio.

Technical result and technical ratio

Three-month result

The technical result remained essentially flat in the three months ended September 30, 2010 compared to the same period of 2009 as a result of a higher level of mid-sized loss activity, normal fluctuations in profitability between periods and a decrease in the book of business, offset by an increase of $15 million in net favorable prior year loss development. The technical ratio decreased in the three months ended September 30, 2010 compared to the same period in 2009 due to the impact of higher net favorable prior year loss development on a significantly lower net premiums earned base, which was partially offset by higher profit commission adjustments.

Nine-month result

The increase of $4 million in the technical result in the nine months ended September 30, 2010 compared to the same period of 2009 was primarily attributable to a lower level of loss estimates recorded in the casualty line of business, an increase of $7 million in net favorable prior year development and normal fluctuations in profitability between periods, partially offset by an increase of $13 million related to large catastrophic losses and Deepwater Horizon. The decrease in the technical ratio in the nine months ended September 30, 2010 compared to the same period in 2009 was due to the same reasons described in the three-month result.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 88% and 84% of net premiums written for this sub-segment in the three months and nine months ended September 30, 2010, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Gross premiums written	$149	19%	$125	$634	17%	$544
Net premiums written	149	19	124	630	16	541
Net premiums earned	$177	11	$160	$516	8	$478
Losses and loss expenses	(133)	59	(84)	(437)	81	(241)
Acquisition costs	(46)	18	(39)	(130)	10	(119)

Technical result	$(2)	NM	$37	$(51)	NM	$118
Loss ratio	75.0%		52.2%	84.6%		50.5%
Acquisition ratio	26.1		24.5	25.2		24.8

Technical ratio	101.1%		76.7%	109.8%		75.3%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 15% and 16% of total net premiums written in the three months and nine months ended September 30, 2010, respectively, compared to 14% and 18% of total net premiums written during the same periods in 2009. Net premiums written in the Global (Non-U.S.) P&C segment as a percentage of total net premiums written during the three months and nine months ended September 30, 2010 compared to the same periods in 2009 did not change significantly due to the offsetting effects of new business written, as described in the three-month and nine-month results, and the inclusion of the Paris Re sub-segment’s premiums in the Company’s total net premiums written.

Three-month result

Gross and net premiums written increased by 19% and net premiums earned increased by 11% during the three months ended September 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written and net premiums earned resulted primarily from the property line of business and were driven mainly by increases in treaty participations, new business written and an increase in upward premium adjustments. The increase in gross and net premiums written and net premiums earned was partially offset by the impact of the stronger U.S. dollar in the three months ended September 30, 2010 compared to the same period in 2009, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 1% and net premiums earned by 4%. The increase in net premiums earned of 11% during the three months ended September 30, 2010 compared to the same period in 2009 was lower than the increase in net premiums written of 19% primarily due to a shift from non-proportional treaties to proportional treaties, which are earned at a slower rate.

Nine-month result

Gross and net premiums written and net premiums earned increased by 17%, 16% and 8% during the nine months ended September 30, 2010 compared to the same period in 2009, respectively. The increases in gross and net premiums written and net premiums earned in the nine months ended September 30, 2010 compared to the same period of 2009 resulted primarily from the property line of business, as described in the three-month result. The increase in gross and net premiums written and net premiums earned was also partially due to the weaker U.S. dollar, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written by 7% and net premiums earned by 4%. Notwithstanding the increased competition and slight overall declines in pricing prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	large catastrophic losses related to the New Zealand Earthquake of $6 million, or 3.4 points on the loss ratio;

•

net adverse loss development on prior quarters of $34 million, or 19.1 points on the loss ratio, which was driven by development of $25 million, or 14.4 points on the loss ratio, related to the Chile Earthquake and Storm Xynthia;

•	net favorable loss development on prior accident years of $14 million, or 7.7 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The net favorable loss development of $14 million included net favorable development in all lines of business and was primarily due to favorable loss emergence, as losses reported by cedants during the three months ended September 30, 2010 for prior accident years were lower than the Company expected. Loss information provided by cedants in the three months ended September 30, 2010 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $46 million, or 29.1 points on the loss ratio;

•	net favorable loss development on prior quarters of $4 million, or 2.3 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $46 million in the three months ended September 30, 2009 included net favorable development in all lines of business, particularly the casualty and motor lines.

The increase of $49 million in losses and loss expenses for the three months ended September 30, 2010 compared to the same period in 2009 included:

•	an increase of $38 million in net adverse prior quarters’ loss development, which was primarily due to development of $25 million related to the Chile Earthquake and Storm Xynthia;

•	a decrease of $32 million in net favorable prior year loss development; and

•	an increase of $6 million in large catastrophic losses; partially offset by

•

a decrease of $27 million in losses and loss expenses resulting from a lower level of mid-sized loss activity and normal fluctuations in profitability between periods, which was partially offset by an increase in the book of business and exposure.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake, New Zealand Earthquake and Storm Xynthia of $149 million, or 28.9 points on the loss ratio;

•	net favorable loss development on prior accident years of $65 million, or 12.6 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The net favorable loss development of $65 million included net favorable development in all lines of business, particularly motor and casualty, and was primarily due to favorable loss emergence, as losses reported by cedants during the nine months ended September 30, 2010 for prior accident years were lower than the Company expected. Loss information provided by cedants in the nine months ended September 30, 2010 for prior accident years included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $133 million, or 28.0 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $133 million included net favorable development in all lines of business.

The increase of $196 million in losses and loss expenses for the nine months ended September 30, 2010 compared to the same period in 2009 included:

•	an increase of $149 million in large catastrophic losses; and

•	a decrease of $68 million in net favorable prior year loss development; partially offset by

•

a decrease of $21 million in losses and loss expenses resulting from normal fluctuations in profitability between periods and a lower level of mid-sized loss activity, which was partially offset by an increase in the book of business and exposure.

Acquisition costs and acquisition ratio

Three-month and nine-month result

Acquisition costs increased in the three months and nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of higher net premiums earned. The acquisition ratio increased in the three months and nine months ended September 30, 2010 compared to the same periods in 2009 due to a shift from non-proportional to proportional business, which carries a higher acquisition cost ratio.

Technical result and technical ratio

Three-month result

The decrease of $39 million in the technical result and corresponding increase in technical ratio for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to an increase of $38 million in net adverse prior quarters’ loss development, a decrease of $32 million in net favorable prior year loss development and an increase of $6 million in large catastrophic losses, which was partially offset by a lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

Nine-month result

The decrease of $169 million in the technical result and corresponding increase in technical ratio for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to an increase of $149 million in large catastrophic losses and a decrease of $68 million in net favorable prior year loss development, which was partially offset by normal fluctuations in profitability between periods and a lower level of mid-sized loss activity.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are generally considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 23% of the net premiums written in this sub-segment in the three months and nine months ended September 30, 2010, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium tail and represented 70% and 65% of the net premiums written in the three months and nine months ended September 30, 2010, respectively, while specialty casualty is considered to be long-tail and represented the balance of the net premiums written in this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Gross premiums written	$276	(3)%	$284	$944	8%	$875
Net premiums written	269	(5)	283	906	7	846
Net premiums earned	$288	(2)	$295	$810	5	$774
Losses and loss expenses	(141)	(27)	(195)	(499)	(1)	(504)
Acquisition costs	(62)	(15)	(73)	(176)	(4)	(183)

Technical result	$85	214	$27	$135	56	$87
Loss ratio	49.1%		66.1%	61.6%		65.1%
Acquisition ratio	21.5		24.8	21.7		23.7

Technical ratio	70.6%		90.9%	83.3%		88.8%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 27% and 23% of total net premiums written in the three months and nine months ended September 30, 2010, respectively, compared to 32% and 28% of total net premiums written during the same periods in 2009. The decrease in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written during the three months and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily due to the inclusion of the Paris Re sub-segment’s premiums in the Company’s total net premiums written.

Three-month result

Gross and net premiums written and net premiums earned decreased by 3%, 5% and 2%, respectively, during the three months ended September 30, 2010 compared to the same period in 2009. The decreases in gross and net premiums written and net premiums earned were primarily due to the stronger U.S. dollar in the three months ended September 30, 2010 compared to the same period in 2009, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 3% and net premiums earned by 4%. The decrease in net premiums written was also due to the engineering line of business, driven by a significant non-renewable treaty written during the three months ended September 30, 2009, partially offset by an increase in the marine line of business resulting from new business.

Nine-month result

Gross and net premiums written and net premiums earned increased by 8%, 7% and 5%, respectively, during the nine months ended September 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written were primarily driven by increases in the marine and credit/surety lines of business, which benefited from new business written and increased treaty participations, respectively. The increase in gross and net premiums written and net premiums earned was also partially due to the weaker U.S. dollar in the nine months ended September 30, 2010 compared to the same period in 2009. Foreign exchange fluctuations increased gross and net premiums written by 2% and net premiums earned by 1%. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft with some markets strengthening, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $61 million, or 21.3 points on the loss ratio;

•	net favorable loss development on prior quarters of $21 million, or 7.4 points on the loss ratio;

•	increasing loss trends in the specialty casualty line of business; and

•	lower loss estimates in the credit/surety line of business reflecting abating economic and credit conditions.

The net favorable development of $61 million reported in the three months ended September 30, 2010 included net favorable loss development for prior accident years in all lines of business, most notably in the credit/surety and aviation lines of business. Loss information provided by cedants in the three months ended September 30, 2010 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	a lower level of mid-sized loss activity;

•	net favorable loss development on prior accident years of $18 million, or 6.2 points on the loss ratio;

•	increasing loss trends and higher loss estimates in the credit/surety line of business reflecting the deterioration in economic and credit conditions; and

•	an increase in the book of business and exposure.

The net favorable development of $18 million reported in the three months ended September 30, 2009 included net favorable loss development for prior accident years in all lines of business, except the credit/surety and agriculture lines of business, which experienced combined adverse loss development for prior accident years of $8 million.

The decrease of $54 million in losses and loss expenses for the three months ended September 30, 2010 compared to the same period in 2009 included:

•	an increase of $43 million and $19 million in net favorable prior year and prior quarters’ loss development, respectively; partially offset by

•

an increase in losses and loss expenses of approximately $8 million resulting from increasing loss trends in the specialty casualty line of business, partially offset by lower loss estimates in the credit/surety line of business and normal fluctuations in profitability between periods.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and Storm Xynthia of $19 million, or 2.3 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $20 million, or 2.5 points on the loss ratio;

•	net favorable loss development on prior accident years of $134 million, or 16.6 points on the loss ratio;

•	lower loss estimates in the credit/surety line of business reflecting abating economic and credit conditions;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable development of $134 million reported in the nine months ended September 30, 2010 included net favorable loss development for prior accident years in all lines of business, except the specialty casualty line of business, which experienced adverse loss development for prior accident years of $17 million. Loss information provided by cedants in the nine months ended September 30, 2010 for prior accident years was lower than the Company expected (higher for specialty casualty) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for specialty casualty), which had the net effect of decreasing (increasing for specialty casualty) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	a lower level of mid-sized loss activity;

•	net favorable loss development on prior accident years of $74 million, or 9.6 points on the loss ratio; and

•	increasing loss trends and higher loss estimates in the credit/surety line of business.

The net favorable development of $74 million reported in the nine months ended September 30, 2009 included net favorable loss development for prior accident years in all lines of business with the exception of the credit/surety, marine and agriculture lines of business, which experienced combined adverse loss development for prior accident years of $8 million.

The decrease of $5 million in losses and loss expenses for the nine months ended September 30, 2010 compared to the same period in 2009 included:

•	an increase of $60 million in net favorable prior year loss development; partially offset by

•	an increase in losses and loss expenses of $39 million related to large catastrophic losses and Deepwater Horizon; and

•

an increase in losses and loss expenses of approximately $16 million resulting from an increase in the book of business and exposure and increasing loss trends in the specialty casualty line of business, partially offset by lower loss estimates in the credit/surety line of business and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs decreased in the three months ended September 30, 2010 compared to the same period in 2009 primarily as a result of a lower cost ratio in the credit/surety line of business, which also decreased the acquisition ratio, and lower net premiums earned.

Nine-month result

Acquisition costs and the acquisition ratio decreased in the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of overall lower cost ratios, primarily in the credit/surety line of business. The decrease in acquisition costs was partially offset by an increase due to higher net premiums earned.

Technical result and technical ratio

Three-month result

The increase of $58 million in the technical result and corresponding decrease in the technical ratio for the three months ended September 30, 2010 compared to the same period in 2009 was explained by an increase of $62 million in net favorable prior year and prior quarters’ loss development, lower loss estimates in the credit/surety line of business and normal fluctuations in profitability between periods, partially offset by increasing loss trends in the specialty casualty line of business.

Nine-month result

The increase of $48 million in the technical result and corresponding decrease in the technical ratio for the nine months ended September 30, 2010 compared to the same period in 2009 was explained by an increase of $60 million in net favorable prior year loss development, lower loss estimates in the credit/surety line of business and normal fluctuations in profitability between periods, partially offset by $39 million related to large catastrophic losses and Deepwater Horizon and increasing loss trends in the specialty casualty line of business.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Gross premiums written	$91	96%	$47	$462	23%	$376
Net premiums written	84	81	47	455	21	376
Net premiums earned	$174	9	$159	$328	13	$290
Losses and loss expenses	(58)	551	(9)	(163)	NM	2
Acquisition costs	(13)	10	(12)	(25)	8	(23)

Technical result	$103	(26)	$138	$140	(48)	$269
Loss ratio	33.5%		5.6%	49.9%		(0.8)%
Acquisition ratio	7.5		7.4	7.7		8.1

Technical ratio	41.0%		13.0%	57.6%		7.3%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 9% and 12% of total net premiums written in the three months and nine months ended September 30, 2010, respectively, compared to 5% and 12% of total net premiums written during the same periods in 2009. The increase in the Catastrophe sub-segment’s net premiums written as a percentage of total net premiums written during the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to the renewal by the Catastrophe sub-segment of certain treaties previously written by Paris Re and new business written. This increase was partially offset by the inclusion of the Paris Re sub-segment’s premiums in the Company’s total net premiums written. The percentage of total net premiums written during the nine months ended September 30, 2010 compared to 2009 has not changed due to the effect of these factors offsetting during the nine months ended September 30, 2010.

Three-month result

Gross and net premiums written and net premiums earned increased by 96%, 81% and 9%, respectively, in the three months ended September 30, 2010 compared to the same period of 2009. The increase in gross and net premiums written in the three months ended September 30, 2010 was primarily due to the renewal by the Catastrophe sub-segment of certain treaties previously written by Paris Re and new business written. Net premiums earned are normally significantly higher compared to gross and net premiums written during the three months ended September 30, 2010 due to seasonality in the earnings pattern for U.S. wind business, which results in higher earned premiums in quarters with more exposure. The increase in net premiums earned in the three months ended September 30, 2010 compared to the same period in 2009 was less than the increase in gross and net premiums written primarily due to the renewed Paris Re treaties and new business written during the third quarter of 2010 being fully reflected in gross and net premiums written but only partially earned during the three months ended September 30, 2010.

Nine-month result

Gross and net premiums written and net premiums earned increased by 23%, 21% and 13% in the nine months ended September 30, 2010 compared to the same period of 2009. The increases in gross and net premiums written and net premiums earned are primarily attributable to the factors described in the three-month result as well as a timing difference related to a renewal of a significant treaty. Foreign exchange fluctuations increased gross and net premiums written by 5% and net premiums earned by 3% due to the weaker U.S. dollar in the nine months ended September 30, 2010 compared to the same period in 2009. The increase in net premiums earned in the nine months ended September 30, 2010 compared to the same period in 2009 was lower than the increase in gross and net premiums written primarily due to the factors described in the three-month result.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	large catastrophic losses related to the New Zealand Earthquake of $52 million, or 29.5 points on the loss ratio;

•

net favorable loss development on prior quarters of $14 million, or 7.8 points on the loss ratio, which was primarily driven by development of $10 million, or 5.8 points on the loss ratio, related to the Chile Earthquake and Storm Xynthia;

•

net adverse loss development on prior accident years of $13 million, or 7.5 points on the loss ratio, which was primarily driven by adverse loss development of $10 million related to Hurricane Ike that was reported by a cedant; and

•	a lower level of mid-sized loss activity.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $15 million, or 9.6 points on the loss ratio; and

•	a higher level of mid-sized loss activity.

The increase of $49 million in losses and loss expenses for the three months ended September 30, 2010 compared to the same period in 2009 included:

•	an increase of $52 million in large catastrophic losses; and

•	a decrease of $28 million in net favorable prior year loss development; partially offset by

•	a decrease in losses and loss expenses of approximately $17 million resulting from a lower level of mid-sized loss activity and normal fluctuations in profitability between periods; and

•	an increase of $14 million in net favorable prior quarters’ loss development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake, New Zealand Earthquake and Storm Xynthia of $140 million, or 42.5 points on the loss ratio;

•	a lower level of mid-sized loss activity;

•	net adverse loss development on prior accident years of $3 million, or 1.1 points on the loss ratio; and

•	an increase in the book of business and exposure.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $38 million, or 13.0 points on the loss ratio; and

•	a higher level of mid-sized loss activity.

The increase of $165 million in losses and loss expenses for the nine months ended September 30, 2010 compared to the same period in 2009 included:

•	an increase of $140 million in large catastrophic losses; and

•	a decrease of $41 million in net favorable prior year loss development; partially offset by

•	a decrease in losses and loss expenses of approximately $16 million resulting from normal fluctuations in profitability between periods and a lower level of mid-sized loss activity.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased slightly in the three months ended September 30, 2010 compared to the same period in 2009 primarily as a result of higher net premiums earned. The acquisition ratio remained essentially flat during the three months ended September 30, 2010 compared to the same period in 2009.

Nine-month result

Acquisition costs increased in the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of higher net premiums earned. The acquisition ratio decreased during the nine months ended September 30, 2010 compared to the same period in 2009 as a result of the profit commissions received from cedants.

Technical result and technical ratio

Three-month result

The decrease of $35 million in the technical result and corresponding increase in the technical ratio in the three months ended September 30, 2010 compared to the same period in 2009 was primarily explained by an increase of $52 million in large catastrophic losses and a decrease in net favorable prior year loss development of $28 million, partially offset by an increase of $14 million in net favorable prior quarters’ loss development, a lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

Nine-month result

The decrease of $129 million in the technical result and corresponding increase in the technical ratio in the nine months ended September 30, 2010 compared to the same period in 2009 was primarily explained by an increase of $136 million, net of reinstatement premiums of $4 million, in large catastrophic losses and a decrease of $41 million in net favorable prior year loss development, partially offset by normal fluctuations in profitability between periods and a lower level of mid-sized loss activity.

Paris Re

The Paris Re sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, catastrophe, energy, property, proportional motor and specialty property and represented 69% and 64% of the net premiums written in this sub-segment in the three months and nine months ended September 30, 2010, respectively. Aviation/space, credit/surety, engineering, marine and other are considered by the Company to have a medium tail and represented 27% and 22% of the net premiums written, while specialty casualty, casualty and non-proportional motor are considered to be long-tail and accounted for the balance of the net premiums written in this sub-segment in the three months and nine months ended September 30, 2010. The results of the Paris Re sub-segment are only included in the Company’s Consolidated Statement of Operations from October 2, 2009, the date of acquisition. Consequently, results of the Paris Re sub-segment for the three months and nine months ended September 30, 2009 are not presented or discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010
Gross premiums written	$66	$773
Net premiums written	60	654
Net premiums earned	$242	$730
Losses and loss expenses	(154)	(559)
Acquisition costs	(35)	(121)

Technical result	$53	$50
Loss ratio	63.6%	76.6%
Acquisition ratio	14.7	16.5

Technical ratio	78.3%	93.1%

Premiums

The Paris Re sub-segment represented 6% and 17% of total net premiums written in the three months and nine months ended September 30, 2010, respectively. The percentage of total net premiums written during the three months ended September 30, 2010 was lower compared to the nine months ended September 30, 2010 due to the renewal of certain treaties by the Company’s other Non-life sub-segments.

Three-month result

Gross premiums written for the three months ended September 30, 2010 resulted primarily from the property, motor and marine lines of business, which accounted for 55% of the gross premiums written in this sub-segment. Due to retrocessional covers in place for the catastrophe and marine lines of business, net premiums written were 9% lower than gross premiums written. Gross and net premiums written were impacted by the renewal of certain treaties by the Company’s other Non-life sub-segments. Net premiums earned of $242 million are primarily driven by the catastrophe, property and agriculture lines of business. Net premiums earned were significantly higher compared to gross and net premiums written during the three months ended September 30, 2010 primarily due to the seasonality in the earnings pattern for U.S. wind business, which results in higher earned premiums in quarters with more exposure, and the renewal of certain treaties by the Company’s other Non-life sub-segments as described above.

Nine-month result

Gross and net premiums written for the nine months ended September 30, 2010 included 32% and 28%, respectively, from the catastrophe line of business. Gross and net premiums written were impacted by the renewal of certain treaties by the Company’s other Non-life sub-segments. Net premiums written are 15% lower than gross premiums written for the same reasons described in the three-month result. Net premiums earned of $730 million were primarily driven by the catastrophe, property and motor lines of business and include the seasonality in the earnings pattern for U.S. wind business as described in the three-month result. The agriculture, property and marine lines of business benefited from upward premium adjustments reported by cedants during the nine months ended September 30, 2010.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	large catastrophic losses related to the New Zealand Earthquake of $5 million, or 2.1 points on the loss ratio;

•	net favorable loss development on prior accident years of $16 million, or 6.6 points on the loss ratio;

•	net favorable loss development on prior quarters of $4 million, or 1.5 points on the loss ratio, which was primarily related to the Chile Earthquake and Storm Xynthia; and

•	a high level of mid-sized loss activity.

The net favorable development of $16 million reported in the three months ended September 30, 2010 was driven primarily by net favorable loss development for prior accident years in the catastrophe line of business.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake, Storm Xynthia and New Zealand Earthquake of $80 million, or 10.6 points on the loss ratio;

•	losses related to Deepwater Horizon of $41 million, or 5.3 points on the loss ratio; and

•	net favorable loss development on prior accident years of $27 million, or 3.7 points on the loss ratio.

The net favorable development of $27 million reported in the nine months ended September 30, 2010 was driven primarily by net favorable loss development for prior accident years in the catastrophe and property lines of business and was partially offset by net adverse loss development in the specialty casualty line of business.

Acquisition costs and acquisition ratio

Three-month and nine-month result

Acquisition costs and acquisition ratio for the three months and nine months ended September 30, 2010 were primarily driven by the acquisition costs incurred in the catastrophe line of business, which tend to be lower compared to other lines of business.

Technical result and technical ratio

Three-month result

The technical result and the technical ratio for the three months ended September 30, 2010 reflect net favorable prior year loss development of $16 million and net favorable prior quarters’ development of $4 million, partially offset by a high level of mid-sized loss activity and large catastrophic losses related to the New Zealand Earthquake of $5 million.

Nine-month result

The technical result and the technical ratio for the nine months ended September 30, 2010 reflect large catastrophic losses related to the Chile Earthquake, Storm Xynthia and New Zealand Earthquake of $76 million, net of reinstatement premiums of $4 million, and losses related to Deepwater Horizon of $38 million, net of reinstatement premiums of $3 million, partially offset by net favorable prior year development of $27 million.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Gross premiums written	$183	17%	$157	$537	23%	$438
Net premiums written	183	17	157	533	23	433
Net premiums earned	$184	14	$160	$521	23	$423
Life policy benefits	(147)	27	(115)	(447)	42	(313)
Acquisition costs	(33)	18	(28)	(82)	(1)	(83)

Technical result	$4	(77)	$17	$(8)	NM	$27
Other income	—	18	—	2	(12)	2
Other operating expenses	(11)	(15)	(13)	(38)	11	(34)
Net investment income	17	6	16	54	16	46

Allocated underwriting result(1)	$10	(50)	$20	$10	(76)	$41

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 19% and 14% of total net premiums written in the three months and nine months ended September 30, 2010, respectively, compared to 17% and 14% of total net premiums written during the same periods in 2009. The increase in the Life segment’s net premiums written as a percentage of total net premiums written during the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to new business written, as described in the three-month result. This increase was partially offset by the inclusion of the Paris Re sub-segment’s premiums in the Company’s total net premiums written. The Life’s segment’s net premiums written as a percentage of total net premiums written during the nine months ended September 30, 2010 compared to 2009 has not changed due to the effect of these factors offsetting during the nine months ended September 30, 2010.

Three-month result

Gross and net premiums written increased by 17% and net premiums earned increased by 14% in the three months ended September 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the longevity line. The increases in gross and net premiums written and net premiums earned were partially offset by the stronger U.S. dollar in the three months ended September 30, 2010 compared to the same period in 2009, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 6% and net premiums earned by 7%.

Nine-month result

Gross and net premiums written and net premiums earned increased by 23% in the nine months ended September 30, 2010 compared to the same period in 2009. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the longevity and mortality lines. The increase in gross and net premiums written and net premiums earned was also partially due to the weaker U.S. dollar in the nine months ended September 30, 2010 compared to the same period in 2009. Foreign exchange fluctuations increased gross premiums written by 3% and net premiums written and earned by 2%.

Life policy benefits

Three-month result

Life policy benefits increased by $32 million in the three months ended September 30, 2010 compared to the same period in 2009. The increase was primarily attributable to:

•	an increase in new business written in the longevity line; and

•	a decrease of $18 million in net favorable prior year loss development; partially offset by

•

the impact of foreign exchange fluctuations, which decreased life policy benefits by 6% (comparable with the decrease in net premiums earned) during the three months ended September 30, 2010 compared to the same period in 2009.

The net adverse development of $4 million in the three months ended September 30, 2010 was primarily driven by deterioration on a credit life treaty in the mortality line and an ILA treaty in the longevity line, resulting from an improvement in the mortality trend, and was partially offset by favorable development on various other mortality treaties. The net favorable development of $14 million in the three months ended September 30, 2009 was mainly driven by the GMDB business, where the payout is linked to the performance of underlying capital market assets in France.

Nine-month result

Life policy benefits increased by $134 million in the nine months ended September 30, 2010 compared to the same period in 2009. The increase was primarily attributable to:

•	an increase in new business written in the mortality and longevity lines;

•	an increase of $32 million in net adverse prior year loss development; and

•

the impact of foreign exchange fluctuations, which increased life policy benefits by 3% (comparable with the increase in net premiums earned) during the nine months ended September 30, 2010 compared to the same period in 2009.

The net adverse development of $21 million in the nine months ended September 30, 2010 was primarily driven by adverse development of $23 million in the longevity line due to an improvement in the mortality trend related to an ILA treaty. The net favorable development of $11 million in the nine months ended September 30, 2009 was primarily driven by the GMDB business.

Acquisition costs

Three-month result

The increase in acquisition costs in the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to higher profit commissions reported by cedants in the mortality line and higher acquisition costs reported for a longevity treaty in run-off.

Nine-month result

Acquisition costs remained essentially flat in the nine months ended September 30, 2010 compared to the same period in 2009 due to lower acquisition costs reported for a longevity treaty in run-off and lower profit commissions reported by cedants, partially offset by an increase in acquisition costs in the mortality line due to higher net premiums earned.

Net investment income

Three-month and nine-month result

Net investment income increased in the three months and nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of positive adjustments on funds held contracts reported by cedants and higher invested assets, partially offset by lower interest rates.

Allocated underwriting result

Three-month result

The decrease of $10 million in allocated underwriting result in the three months ended September 30, 2010 was primarily explained by the decrease in the technical result and partially offset by lower other operating expenses and higher net investment income. The decrease in the technical result was driven by a decrease in favorable prior year loss development of $18 million, which was partially offset by normal fluctuations in profitability between periods.

Nine-month result

The decrease of $31 million in allocated underwriting result in the nine months ended September 30, 2010 was primarily due to a decrease in the technical result, partially offset by an increase in net investment income. The decrease in the technical result was primarily driven by an increase of $32 million in net adverse prior year loss development and normal fluctuations in profitability between periods.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2010 and 2009 was as follows:

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Non-life
Property and casualty
Casualty	13%	12%	10%	13%
Property	18	18	18	18
Motor	6	6	7	6
Multiline and other	1	2	2	3
Specialty
Agriculture	5	9	4	7
Aviation/Space	5	5	4	4
Catastrophe	9	5	16	12
Credit/Surety	6	6	6	5
Energy	3	3	2	3
Engineering	5	8	4	5
Marine	5	4	6	4
Specialty casualty	2	3	4	4
Specialty property	3	2	3	2
Life	19	17	14	14

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line between the three months and nine months ended September 30, 2010 and 2009 primarily reflected the inclusion of Paris Re’s premiums in the three months and nine months ended September 30, 2010 following the Company’s acquisition in the fourth quarter of 2009, as well as the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Agriculture: the decrease in the distribution of net premiums written was primarily due to lower commodity prices and higher cedants’ retentions.

•

Catastrophe: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2010 is primarily due to the inclusion of Paris Re’s premiums, as described above. Paris Re’s catastrophe line of business represents a relatively higher percentage of its net premiums written compared to the Catastrophe sub-segment’s net premiums written as a percentage of the Company’s net premiums written.

•	Engineering: the decrease in the distribution of net premiums written was primarily due to a significant non-renewable treaty written during the three months ended September 30, 2009.

•

Life: the increase in the distribution of net premiums written between the three months ended September 30, 2010 and 2009 was primarily due to an increase in the business written in the longevity line of business.

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

The distribution of gross premiums written by reinsurance type for the three months and nine months ended September 30, 2010 and 2009 was as follows:

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Non-life Segment
Proportional	54%	59%	44%	52%
Non-Proportional	21	19	36	30
Facultative	7	4	7	4
Life Segment
Proportional	17	17	12	13
Non-Proportional	1	1	1	1

Total	100%	100%	100%	100%

The changes in the distribution of gross premiums written by reinsurance type in the Non-life segment between the three months and nine months ended September 30, 2010 and 2009 primarily reflected the inclusion of Paris Re’s premiums in the three months and nine months ended September 30, 2010, following the Company’s acquisition in the fourth quarter of 2009. Paris Re wrote a significantly higher percentage of facultative business during the three months ended September 30, 2010, and a significantly higher percentage of non-proportional and facultative business during the nine months ended September 30, 2010, than the Company’s other Non-life sub-segments. The reduction in the proportional business written by the Non-life segment in the three months and nine months ended September 30, 2010 was also driven by the decreases in the agriculture line of business, as described above. The distribution of proportional business written in the Life segment in the three months and nine months ended September 30, 2010 was comparable to the same periods in 2009 due to new business written being offset by the inclusion of the Paris Re’s premiums, which increased the percentage of the gross premiums written in the Non-life segment.

The distribution of gross premiums written by reinsurance type is also affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months and nine months ended September 30, 2010 and 2009 was as follows:

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
North America	39%	42%	37%	42%
Europe	38	36	42	40
Latin America, Caribbean and Africa	13	15	10	10
Asia, Australia and New Zealand	10	7	11	8

Total	100%	100%	100%	100%

The changes in the distribution of gross premiums written by geographic region was primarily driven by the decrease in gross premiums written in the Company’s U.S. sub-segment, as described above, and the inclusion of Paris Re’s premiums. Paris Re’s gross premiums written were proportionately higher in Asia, Australia and New Zealand and lower in Europe compared to the Company’s other Non-life sub-segments and Life segment. In addition, the percentage of gross premiums written in Europe increased in the three months and nine months ended September 30, 2010 due to new business written in the Life segment.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2010 and 2009 was as follows:

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Broker	73%	73%	74%	72%
Direct	27	27	26	28

Total	100%	100%	100%	100%

The distribution of gross premiums written by production source for the nine months ended September 30, 2010 reflects the inclusion of Paris Re’s premiums, as Paris Re writes a proportionately higher percentage of its business through brokers than the Company’s other Non-life sub-segments and Life segment. The distribution of gross premiums written by production source for the three months ended September 30, 2010 was comparable to the same period in 2009 due to Paris Re’s premiums, which have a proportionately higher percentage of broker generated business, representing a lower percentage of the Company’s total gross premiums written.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses. The investment related and corporate activities of Paris Re are only included in Corporate and Other from October 2, 2009, the date of acquisition. Consequently, the investment related and corporate activities of Paris Re for the three months and nine months ended September 30, 2009 are not presented or discussed below.

Net Investment Income

The table below provides net investment income by asset source for the three months and nine months ended September 30, 2010 and 2009 (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Fixed maturities	$142	2%	$139	$444	11%	$400
Short-term investments, cash and cash equivalents	2	(41)	3	6	5	6
Equities	6	79	3	15	53	10
Funds held and other	12	33	9	38	57	24
Funds held – directly managed	11	NM	—	38	NM	—
Investment expenses	(9)	3	(9)	(29)	13	(26)

Net investment income	$164	13	$145	$512	24	$414

NM: not meaningful

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income increased in the three months ended September 30, 2010 compared to the same period in 2009 primarily due to:

•	an increase in net investment income from fixed maturities and from funds held – directly managed following the acquisition of Paris Re; and

•	an increase in net investment income from fixed maturities due to the purchase of higher yielding investments and the reinvestment of cash flows from operations; partially offset by

•	lower reinvestment rates; and

•	the strengthening of the U.S. dollar, on average, in the three months ended September 30, 2010 compared to the same period in 2009 contributed a 2% decrease in net investment income.

Nine-month result

Net investment income increased in the nine months ended September 30, 2010 compared to the same period in 2009 due to:

•	the net impact of the factors listed under the three-month result;

•	an increase in net investment income on funds held balances as a result of higher investment income reported by cedants; and

•	the weakening of the U.S. dollar, on average, in the nine months ended September 30, 2010 compared to the same period in 2009 contributed 1% to the increase in net investment income.

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

As discussed in Overview above, the global economy and financial markets continued to improve during the three months ended September 30, 2010 reflecting rising equity markets, narrowing credit spreads and declining U.S. and European risk-free rates. Similar trends were also observed in the nine months ended September 30, 2010 during which equity markets rose and U.S. and European risk-free rates declined, while credit spreads remained flat.

The components of net realized and unrealized investment gains for the three months and nine months ended September 30, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Net realized investment gains on fixed maturities and short-term investments	$56	$35	$107	$64
Net realized investment gains (losses) on equities	15	11	38	(92)
Net realized (losses) gains on other invested assets	(35)	(10)	(62)	22
Change in net unrealized gains (losses) on other invested assets	5	(27)	(42)	(9)
Change in net unrealized investment gains on fixed maturities and short-term investments subject to the fair value option	135	243	397	380
Change in net unrealized investment gains (losses) on equities subject to the fair value option	80	74	(22)	199
Net other realized and unrealized investment gains	11	4	13	3
Net realized and unrealized investment gains on funds held – directly managed	26	—	56	—

Net realized and unrealized investment gains	$293	$330	$485	$567

Three-month result

Net realized and unrealized investment gains decreased by $37 million, from $330 million in the three months ended September 30, 2009 to $293 million in the same period of 2010. The net realized and unrealized investment gains of $293 million were primarily driven by improvements in worldwide equity markets, narrowing credit spreads and declining risk-free interest rates in the three months ended September 30, 2010. Net realized and unrealized investment gains of $293 million in the three months ended September 30, 2010 consist of the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $220 million, net realized investment gains on fixed maturities, short-term investments and equities of $71 million, net realized and unrealized investment gains on funds held – directly managed of $26 million and net other realized and unrealized investment gains of $11 million, which were partially offset by net realized losses on other invested assets of $35 million.

Net realized investment losses on other invested assets of $35 million in the three months ended September 30, 2010 primarily relate to losses on treasury note futures. The change in net unrealized investment gains on other invested assets in the three months ended September 30, 2010 of $5 million primarily related to gains on weather derivatives and total return swaps, which were partially offset by losses on treasury note futures. Net realized losses on other invested assets of $10 million in the three months ended September 30, 2009 primarily related to losses on credit default swaps. The change in net unrealized losses on other invested assets of $27 million in the three months ended September 30, 2009 primarily related to unrealized losses on treasury note futures, which were partially offset by unrealized gains on credit default swaps and principal finance transactions.

Nine-month result

Net realized and unrealized investment gains decreased by $82 million, from $567 million in the nine months ended September 30, 2009 to $485 million in same period of 2010. The net realized and unrealized investment gains of $485 million were primarily due to lower U.S. and European risk-free interest rates and narrowing credit spreads. Net realized and unrealized investment gains of $485 million in the nine months ended September 30, 2010 consist of the change in net unrealized investment gains on fixed maturities and short-term investments of $397 million, net realized investment gains on fixed maturities, short-term investments and equities of $145 million, net realized and unrealized investment gains on funds held – directly managed of $56 million and net other realized and unrealized gains of $13 million, which were partially offset by the change in net unrealized losses on other invested assets and equities of $64 million and net realized losses on other invested assets of $62 million.

Net realized and the change in net unrealized losses on other invested assets of $62 million and $42 million, respectively, in the nine months ended September 30, 2010 primarily related to losses on treasury note futures. Net realized gains on other invested assets of $22 million in the nine months ended September 30, 2009 primarily related to gains on treasury note and equity futures, which were partially offset by net realized losses on credit default swaps. The net unrealized loss on other invested assets of $9 million primarily related to unrealized losses on treasury note futures and credit default swaps, which were partially offset by unrealized gains on total return and interest rate swaps and other principal finance transactions.

Interest in Earnings of Equity Investments

Three-month and nine-month result

The interest in the results of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships in which the Company has more than a minor interest. The Company’s interest in earnings of equity investments was $1 million and $5 million for the three months and nine months ended September 30, 2010, respectively, compared to $2 million and $1 million for the same periods in 2009.

Technical Result and Other Income

Three-month and nine-month result

Technical result and other income included in Corporate and Other primarily relates to income on insurance-linked securities and principal finance transactions.

Other Operating Expenses

The Company’s total other operating expenses for the three months and nine months ended September 30, 2010 and 2009 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2010	% Change 2010 over 2009	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	% Change 2010 over 2009	For the nine months ended September 30, 2009
Other operating expenses	$118	16%	$102	$406	43%	$284

Three-month result

Other operating expenses represent 9.0% and 9.4% of net premiums earned (both Non-life and Life) for the three months ended September 30, 2010 and 2009, respectively. Other operating expenses included in Corporate and Other were $26 million and $28 million, of which $22 million and $25 million are related to corporate activities for the three months ended September 30, 2010 and 2009, respectively.

The increase in other operating expenses of 16% for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to the inclusion of Paris Re’s other operating expenses of $18 million which were partially offset by lower consulting and professional fees.

Nine-month result

Other operating expenses represent 11.4% and 10.2% of net premiums earned (both Non-life and Life) for the nine months ended September 30, 2010 and 2009, respectively. Other operating expenses included in Corporate and Other were $127 million and $80 million, of which $116 million and $70 million are related to corporate activities for the nine months ended September 30, 2010 and 2009, respectively.

The increase in other operating expenses of 43% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to the inclusion of Paris Re’s other operating expenses of $67 million, a charge of $34 million related to the Company’s voluntary plan (see Overview above), and increased share-based compensation and personnel expenses, which were partially offset by lower consulting and professional fees.

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

See the Financial Condition, Liquidity and Capital Resources discussion in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of financial condition, liquidity and capital resources at September 30, 2010 focuses only on material changes from December 31, 2009.

Investments

Total investments and cash were $16.6 billion at September 30, 2010, compared to $16.0 billion at December 31, 2009. The major factors influencing the increase in the nine months ended September 30, 2010 were:

•	net cash provided by operating activities of $865 million;

•	the issuance of $500 million in Senior Notes in March 2010; and

•

an increase in the market value of the investment portfolio (realized and unrealized) of $429 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $504 million, an increase in the equity portfolio of $16 million and net other realized and unrealized investment gains of $13 million, partially offset by a decrease in other invested assets of $104 million; partially offset by

•	repurchases of the Company’s common shares of $682 million;

•	repayment of debt of $200 million;

•

various factors, the primary one being the effect of a stronger U.S. dollar at September 30, 2010 relative to the euro as it relates to the conversion of non-U.S. dollar invested assets into U.S. dollars at lower exchange rates, amounting to approximately $189 million; and

•	dividend payments on common and preferred shares totaling $143 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At September, 30, 2010, the liability funds totaled $10.6 billion (including funds held – directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $8.1 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private equity and bond investments, and convertible fixed income securities. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The market value of investments classified as trading securities (excluding funds held – directly managed) was $14.9 billion at September 30, 2010. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations.

At September 30, 2010, approximately 94% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 92% were publicly traded. The average credit quality of the Company’s fixed income securities at September 30, 2010 was AA, comparable to the position at December 31, 2009.

The average duration of the Company’s investment portfolio was 3.1 years at September 30, 2010 and December 31, 2009. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.5 years to 3.1 years at September 30, 2010.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at September 30, 2010 decreased to 2.6% from 3.6% at December 31, 2009, reflecting lower risk-free interest rates.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 2.6% and 5.7% for the three months and nine months ended September 30, 2010, respectively, compared to a positive total accounting return of 3.7% and 8.2% for the comparable periods in 2009. The lower total accounting return was primarily due to lower risk-free interest rates.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at September 30, 2010 were as follows (in millions of U.S. dollars):

September 30, 2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,061	$41	$(4)	$1,098
Non-U.S. sovereign government, supranational and government related	2,841	140	(1)	2,980
Corporate	6,213	413	(9)	6,617
Mortgage/asset-backed securities	2,973	133	(31)	3,075

Total fixed maturities	13,088	727	(45)	13,770
Short-term investments	89	—	—	89
Equities	985	72	(30)	1,027

Total	$14,162	$799	$(75)	$14,886

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

U.S. treasuries, agencies of the U.S. government and U.S. municipalities accounted for 65%, 32%, and 3%, respectively, of the U.S. government and agencies category at September 30, 2010. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. At September 30, 2010, 58% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AAA corporate issues. Of the remaining 42% of U.S. government agency securities, 35% and 7% are rated AAA and AA, respectively. At September 30, 2010, 38% of the U.S. municipalities held, although unrated, were generally considered to have a credit quality equivalent to AAA corporate issues and 33% were rated AAA. The remaining 29% of municipalities were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Included in non-U.S. sovereign government, supranational and government related are obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Non-U.S. sovereign government obligations comprised 78% of this category, of which 93% were rated AAA. The largest three non-U.S. sovereign government issuers (France, Germany and Canada) accounted for 63% of non-U.S. sovereign government obligations at September 30, 2010. The remaining 22% of this category was comprised of investment grade non-U.S. government related obligations, non-U.S. government agency obligations and supranational debt, which represented 14%, 7% and 1%, respectively. At September 30, 2010, 81% of this category was rated AAA compared to 64% at December 31, 2009. The increase in the percentage of this category rated AAA was due to the Company selling substantially all of its non-U.S. government and government related obligations related to Italy, Spain, Greece, Portugal and Ireland in January 2010, and reallocating these exposures to AAA-rated non-U.S. government and government related securities.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At September 30, 2010, 92% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 69% were rated A- or better. While the ten largest issuers accounted for 21% of the corporate bonds held by the Company at September 30, 2010 (8% of total investments and cash), no single issuer accounted for more than 3% of total corporate bonds (2% of the Company’s total investments and cash at September 30, 2010). At September 30, 2010, U.S. bonds comprised 62% of this category and no other country accounted for more than 10% of this category. The main exposures by economic sector were 28% in finance (12% were banks) and 13% in consumer noncyclicals. Within the finance sector, 99% of corporate bonds were rated investment grade and 90% were rated A- or better at September 30, 2010. In January 2010, the Company sold substantially all of its holdings of Spanish government guaranteed corporate debt (excluding funds held – directly managed) with these exposures reallocated primarily to AAA rated non-U.S. government securities.

In the mortgage/asset-backed securities category, 88% were U.S. mortgage-backed and asset-backed securities at September 30, 2010. These securities generally have a low risk of default and 77% are backed by agencies of the U.S. government, which sets standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at September 30, 2010, other than $15 million of investments in distressed asset vehicles (included in other invested assets). At September 30, 2010, the Company’s U.S. mortgage-backed and asset-backed securities included approximately $113 million (4% of this category) of collateralized mortgage obligations and commercial mortgage-backed securities, where the Company deemed the entry point and price of the investment to be attractive. Of the Company’s U.S. mortgage/asset-backed securities of $2.7 billion at September 30, 2010, approximately 15% were rated below AA by Standard & Poor’s (or estimated equivalent). The remaining 12% of this category at September 30, 2010 was comprised of non-U.S. mortgage-backed and asset-backed securities, of which 99% were rated AA or higher by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of U.S. and foreign governments and U.S. and foreign corporations. At September 30, 2010, corporates (consisting primarily of catastrophe bonds, mortality bonds and U.S. finance sector bonds) comprised 48% of this category, of which 74% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while U.S. government and agencies and foreign governments comprised the remaining 43% and 9%, respectively, and were rated AAA.

Publicly traded common stocks (including public exchange traded funds and real estate investment trusts (REITs)) comprised 96% of equities at September 30, 2010. The remaining 4% of this category consisted primarily of funds holding fixed income securities, including a $34 million emerging markets fund that accounted for 85% of funds holding fixed income securities. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 90% at September 30, 2010. While the ten largest common stocks accounted for 17% of equities (excluding equities held in public exchange traded funds and mutual funds) at September 30, 2010, no single common stock issuer accounted for more than 3% of total equities (excluding equities held in public exchange traded funds and mutual funds) or more than 1% of the Company’s total investments and cash. At September 30, 2010, the largest publicly traded common stock exposures by economic sector were 21% in consumer noncyclicals, 12% in each of technology and finance, 11% in each of communications and energy, and 10% in industrials. The increase in the Company’s equity portfolio from $796 million at December 31, 2009 to $1,027 million at September 30, 2010 was primarily due to a shift in asset allocation to equities and a modest increase in market values driven by improving worldwide equity markets during the nine months ended September 30, 2010.

Maturity Distribution

The distribution of fixed maturities and short-term investments at September 30, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$1,034	$1,046
More than one year through five years	5,340	5,549
More than five years through ten years	3,329	3,624
More than ten years	501	565

Subtotal	10,204	10,784
Mortgage/asset-backed securities	2,973	3,075

Total	$13,177	$13,859

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at September 30, 2010:

% of total fixed income securities
Rating Category
AAA	51%
AA	9
A	23
BBB	11
Below investment grade/unrated	6

100%

The breakdown of the credit quality of the Company’s fixed income securities at September 30, 2010 has not changed significantly compared to December 31, 2009.

Other Invested Assets

At September 30, 2010, the Company had other invested assets of $296 million. The Company’s other invested assets consist primarily of investments in non-publicly traded companies, private placement equity investments, notes receivable and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at September 30, 2010, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At September 30, 2010, the Company’s principal finance activities included $129 million of investments classified as other invested assets, which were comprised primarily of total return, interest rate, and credit default swaps (which are accounted for as derivative financial instruments), other asset-backed securities and notes receivable. At September 30, 2010, the carrying value of other asset-backed securities and notes receivable was $97 million and $45 million, respectively.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At September 30, 2010, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $4 million and $8 million, respectively. At September 30, 2010, the notional value of the Company’s assumed exposure in the form of total return swaps was $178 million.

As of September 30, 2010, 47% of the Company’s principal finance total return and interest rate swap portfolio was related to apparel and retail future flow or intellectual property backed transactions, with the remainder distributed over a number of generally unrelated risks, and approximately 52% of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At September 30, 2010, the fair value and the notional value of the Company’s assumed exposure in the form of credit default swaps was an unrealized loss of $1 million and $23 million, respectively.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at September 30, 2010. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $1 million at September 30, 2010, and the notional value was $129 million, comprised of $134 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks include parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At September 30, 2010, the fair value and notional value of the weather derivatives, excluding exchange traded weather derivatives, and the longevity total return swap was a net unrealized loss of $3 million and a net long position of $118 million, respectively. At September 30, 2010, the fair value and the net notional value of exchange traded weather derivatives was less than $1 million.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The fair value and notional value of the treasury note futures was a net unrealized loss of $19 million and a net short position of $1,306 million at September 30, 2010, respectively. The Company also uses equity futures to replicate equity investment positions. At September 30, 2010, there were no equity futures outstanding.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. As of September 30, 2010, the fair value of foreign exchange forward contracts and foreign currency option contracts was a net unrealized gain of $14 million and $5 million, respectively.

At September 30, 2010, the Company’s strategic investments of $176 million (of which $161 million were included in other invested assets) includes investments in non-publicly traded companies, private placement equity investments, derivatives and other specialty asset classes. Included as part of the Company’s strategic investment activities are commodity futures and option contracts (which are accounted for as derivative financial instruments) with combined fair values and notional values of approximately $1 million at September 30, 2010. The fair value of the commodity futures and option contracts was a net unrealized loss of $1 million at September 30, 2010.

The Company also had $9 million of other invested assets at September 30, 2010.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The composition of the investments underlying the funds held – directly managed account at September 30, 2010 is discussed below.

At September 30, 2010, all of the fixed income securities underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of fixed income securities underlying the funds held – directly managed account was AA at September 30, 2010, comparable to December 31, 2010.

The average duration of investments underlying the funds held – directly managed account was 3.2 years at September 30, 2010. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account decreased from 2.6% at December 31, 2009 to 2.1% at September 30, 2010, primarily due to a decline in risk-free interest rates in the nine months ended September 30, 2010. The average yield to maturity is lower than the book yield of 3.5% reported prior to the acquisition of Paris Re due to an increase in the cost basis of the portfolio under U.S. GAAP, which is based on the fair value of the investments at the date of acquisition. The increased cost basis is a result of the securities trading at a premium to their par value at maturity at the date of acquisition. The premium will be amortized over the remaining period to maturity.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at September 30, 2010 were as follows (in millions of U.S. dollars):

	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$288	$14	$—	$302
Non-U.S. sovereign government, supranational and government related	424	14	—	438
Corporate	904	26	(1)	929
Mortgage/asset-backed securities	13	2	(3)	12

Total fixed maturities	1,629	56	(4)	1,681
Short-term investments	18	—	—	18
Other invested assets	34	—	(3)	31

Total	$1,681	$56	$(7)	$1,730

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at September 30, 2010, were cash and cash equivalents of $46 million, other assets and liabilities of $117 million and accrued investment income of $26 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and agencies underlying the funds held – directly managed account is comprised of agencies of the U.S. government and U.S. treasuries. At September 30, 2010, agencies of the U.S. government and U.S. treasuries accounted for 67% and 33% of this category, respectively. With the exception of investments totaling $38 million in government sponsored entities which were rated AA, the agencies of the U.S. government and U.S. treasuries are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in the non-U.S. sovereign government, supranational and government related category are obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) non-U.S. government related obligations comprised 60% of this category, with non-U.S government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 19%, 17% and 4%, respectively. The decrease in this category from $548 million at December 31, 2009 to $438 million at September 30, 2010, is primarily related to the sale of substantially all of the non-U.S. governments and agency obligations related to Italy, Spain, Greece, Portugal and Ireland in January 2010, and reallocating these exposures to other categories.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At September 30, 2010, substantially all (more than 99%) of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 92% were rated A- or better. While the ten largest issuers accounted for 23% of the corporate bonds underlying the funds held – directly managed account at September 30, 2010, no single issuer accounted for more than 6% of total corporate bonds or more than 3% of the investments and cash underlying the funds held – directly managed account. At September 30, 2010, U.S. bonds comprised 43% of this category, while French and Dutch bonds comprised 15% and 10%, respectively. The main exposures of this category by economic sector were 46% in finance (26% were banks) and 14% in consumer noncyclicals. Within the finance sector, 99% of corporate bonds were rated investment grade and 98% were rated A- or better at September 30, 2010. In January 2010, the Company sold substantially all of its holdings of Portuguese government guaranteed corporate debt in this category with these exposures reallocated primarily to AAA rated other foreign government securities.

Mortgage/asset-backed securities underlying the funds held – directly managed account are comprised of U.S. mortgage-backed and asset-backed securities. At September 30, 2010, 60% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 32% were rated A- or better.

Short-term investments underlying the funds held – directly managed account at September 30, 2010, are comprised of AAA-rated non-U.S. sovereign government obligations.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at September 30, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$297	$298
More than one year through five years	888	910
More than five years through ten years	401	427
More than ten years	48	52

Subtotal	1,634	1,687
Mortgage/asset-backed securities	13	12

Total	$1,647	$1,699

Rating Distribution

The following table provides a breakdown of the credit quality of fixed income securities underlying the Company’s funds held – directly managed account at September 30, 2010:

% of total fixed income securities
Rating Category
AAA	41%
AA	27
A	27
BBB	4
Below investment grade/unrated	1

100%

The breakdown of the credit quality of the fixed income securities underlying the funds held – directly managed account at September 30, 2010 has not changed significantly compared to December 31, 2009.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at September 30, 2010 have not changed significantly since December 31, 2009. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2010. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information concerning losses and loss expenses.

At September 30, 2010 and December 31, 2009, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,706 million and $10,811 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,353 million and $10,475 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at September 30, 2010 include $1,306 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I and Note 8 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2010 (in millions of U.S. dollars):

For the nine months ended September 30, 2010
Net liability at December 31, 2009	$10,475
Net incurred losses related to:
Current year	2,369
Prior years	(350)

2,019
Change in Paris Re Reserve Agreement	(60)
Net paid losses	(1,958)
Effects of foreign exchange rate changes	(123)

Net liability at September 30, 2010	$10,353

The Non-life ratio of paid losses to net premiums earned was 64%, while the Non-life ratio of paid losses to incurred losses was 97% for the nine months ended September 30, 2010, compared to 58% and 110%, respectively, for the same period in 2009. The Non-life ratio of paid losses to net premiums earned for the nine months ended September 30, 2010 increased primarily due to paid losses related to the large catastrophic losses incurred in 2010 as well as the impact of Paris Re’s paid losses, which were proportionately higher than the Company’s other Non-life sub-segments. The decrease in the Non-life ratio of paid losses to incurred losses is due to a higher level of incurred losses, primarily related to the Chile Earthquake, New Zealand Earthquake, Storm Xynthia and Deepwater Horizon during the nine months ended September 30, 2010 compared to the same period in 2009, which had no catastrophic or large losses.

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

Policy Benefits for Life and Annuity Contracts

At September 30, 2010 and December 31, 2009, the Company recorded gross policy benefits for life and annuity contracts of $1,736 million and $1,615 million, respectively, and net policy benefits for life and annuity contracts of $1,721 million and $1,595 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the nine months ended September 30, 2010 (in millions of U.S. dollars):

For the nine months ended September 30, 2010
Net liability at December 31, 2009	$1,595
Net incurred losses related to:
Current year	425
Prior years	22

447
Net paid losses	(287)
Effects of foreign exchange rate changes	(34)
Net liability at September 30, 2010	$1,721

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

See Shareholders’ Equity and Capital Resources Management for a discussion of the material changes in the Company’s Contractual Obligations and Commitments since December 31, 2009 resulting from the issuance of $500 million in Senior Notes in March 2010 and the repayment of $200 million debt in July 2010.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $7.6 billion at September 30, 2010 and December 31, 2009. The following offsetting factors contributed to a modest decrease of $63 million in shareholders’ equity during the nine months ended September 30, 2010:

•

a net decrease of $643 million, due to the repurchase of common shares of $682 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans and share-based compensation expense of $39 million;

•

a $67 million decrease in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s and PARIS RE SA’s financial statements into the U.S. dollar;

•	dividends declared on both the Company’s common and preferred shares of $143 million; and

•	a $6 million decrease in other comprehensive income; partially offset by

•	net income of $796 million.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the nine months ended September 30, 2010.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through the payment of dividends or stock repurchases, when available business opportunities are insufficient to fully utilize the Company’s capital at adequate returns. The Company may also seek to reduce or restructure its capital through the repayment or purchase of debt obligations, or increase or restructure its capital through the issuance of debt, when opportunities arise.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s diluted book value per share ultimately translates into growth in the Company’s share price. Diluted book value per share is calculated using common shareholders’ equity (shareholders’ equity less the liquidation value of preferred shares) divided by the number of fully diluted common shares outstanding (assuming exercise of all share-based awards and other dilutive securities). The Company’s diluted book value per share increased by 10% to $93.21 at September 30, 2010 from $84.51 at December 31, 2009, primarily due to comprehensive income and the accretive impact of the share repurchases during the nine months ended September 30, 2010.

The table below sets forth the capital structure of the Company at September 30, 2010 and December 31, 2009 (in millions of U.S. dollars):

	September 30, 2010		December 31, 2009
Capital Structure:
Senior notes (1)	$750	9%	$250	3%
Capital efficient notes (2)	63	1	63	1
6.75% Series C cumulative preferred shares, aggregate liquidation	290	3	290	4
6.5% Series D cumulative preferred shares, aggregate liquidation	230	3	230	3
Common shareholders’ equity	7,062	84	7,126	89

Total Capital	$8,395	100%	$7,959	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750.0 million and $250.0 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.
(2)	PartnerRe Finance II Inc., the issuer of the capital efficient notes, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71.0 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.

Debt

On July 12, 2010, the Company repaid the $200 million remaining half of the original $400 million loan agreement with Citibank N.A. that was classified as current portion of long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2009 (see Note 15 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

The Company did not enter into any short-term borrowing arrangements during the three months and nine months ended September 30, 2010.

Senior Notes

On March 10, 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.500% Senior Notes (Senior Notes). The Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest payments on the Senior Notes commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

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

Contemporaneously, PartnerRe U.S. Holdings, a wholly-owned subsidiary of the Company, issued a 5.500% promissory note, with a principal amount of $500 million to PartnerRe Finance B. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance B the principal amount on June 1, 2020, unless previously paid. Interest on the promissory note commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

Common Shareholders’ Equity

During the nine months ended September 30, 2010, the Company repurchased, under its authorized share repurchase program, 8,952,377 of its common shares at a total cost of approximately $682 million, representing an average cost of $76.23 per share. At September 30, 2010, the Company had approximately 6.7 million common shares remaining under its current share repurchase authorization and approximately 9.0 million common shares were held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

See Off-Balance Sheet Arrangements below for a discussion of the Company’s forward sale agreement which matured in April 2010.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.4 billion at September 30, 2010, compared to $738 million at December 31, 2009.

Cash flows from operations for the nine months ended September 30, 2010 increased to $865 million from $775 million in the same period in 2009. The increase in cash flows from operations in the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to higher net investment and underwriting cash flows and was partially offset by an increase in taxes and foreign exchange. The increase in net investment cash flows reflects contributions from Paris Re and increased net investment income from a higher asset base and higher yielding investments. Although paid losses in the nine months ended September 30, 2010 were higher than paid losses in the same period of 2009 (due to the inclusion of Paris Re’s paid losses), the Company’s net cash inflows from underwriting activities have increased.

Net cash used in financing activities of $510 million for the nine months ended September 30, 2010 was primarily related to share repurchases ($682 million), repayment of debt ($200 million) and dividends on common and preferred shares ($143 million), partially offset by the issuance of the Senior Notes of $500 million.

The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available or liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below and Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). As discussed in Investments above, the Company’s investments and cash totaled $16.6 billion at September 30, 2010, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $14.4 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. The Company’s financial strength ratings at September 30, 2010 have not changed since December 31, 2009. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Facilities

On May 14, 2010, the Company entered into an agreement to modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $100 million unsecured credit facility to a $250 million combined credit facility, with the initial $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on May 14, 2011, and can be extended automatically to May 14, 2012.

On July 16, 2010, the Company terminated its existing $660 million five-year syndicated unsecured credit facility, which had a maturity date of September 30, 2010, and entered into a new $750 million three-year syndicated unsecured credit facility. The new facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants as of September 30, 2010. The new facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility.

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

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months and nine months ended September 30, 2010 and 2009.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $67 million during the nine months ended September 30, 2010 due to both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment account for the nine months ended September 30, 2010 (in millions of U.S. dollars):

For the nine months ended September 30, 2010
Currency translation adjustment at December 31, 2009	$83
Change in currency translation adjustment included in accumulated other comprehensive income or loss	(67)

Currency translation adjustment at September 30, 2010	$16

See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I below for a discussion of the Company’s risk related to changes in foreign currency.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of market risks at September 30, 2010 focuses only on material changes from December 31, 2009 in the Company’s market risk exposures, or how those exposures are managed.

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

At September 30, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in fair value of investments exposed to interest rates, total invested assets (including investments underlying the funds held – directly managed account), and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	September 30, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (1)(2)	$16,022	6%	$15,559	3%	$15,096	$14,633	(3)%	$14,170	(6)%
Fair value of funds held – directly managed exposed to interest rate risk (2)	1,857	6	1,801	3	1,745	1,689	(3)	1,633	(6)
Total invested assets (3)	19,662	6	19,143	3	18,624	18,105	(3)	17,586	(6)
Shareholders’ equity	8,620	14	8,101	7	7,582	7,063	(7)	6,544	(14)

(1)	Includes Funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Consolidated Balance Sheets. In March 2010, the Company issued $500 million aggregate principal amount of 5.500% Senior Notes. The fair value of the $500 million Senior Notes at September 30, 2010, of $510 million, was based on quoted market prices. The fair value of the Company’s other outstanding debt obligations and preferred securities, has not changed materially compared to December 31, 2009. For additional information see Note 4 to the Unaudited Condensed Financial Statements in Item 1 of Part I of this report and Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

At September 30, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in fair value of investments exposed to such spreads, total invested assets (including investments underlying the funds held – directly managed account) and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	September 30, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rates (1)(2)	$15,788	5%	$15,442	2%	$15,096	$14,750	(2)%	$14,404	(5)%
Fair value of funds held – directly managed exposed to interest rate risk (2)	1,821	4	1,783	2	1,745	1,707	(2)	1,669	(4)
Total invested assets (3)	19,392	4	19,008	2	18,624	18,240	(2)	17,856	(4)
Shareholders’ equity	8,350	10	7,966	5	7,582	7,198	(5)	6,814	(10)

(1)	Includes Funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes the funds held – directly managed account and accrued interest.

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

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at September 30, 2010 to foreign currency as well as the associated foreign currency derivatives the Company has put in place to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total (1)
Total assets	$5,548	$1,178	$1,432	$74	$358	$499	$9,089
Total liabilities	(4,919)	(951)	(846)	(290)	(74)	(1,297)	(8,377)

Total foreign currency exposure	629	227	586	(216)	284	(798)	712
Total derivative amount	(175)	(241)	17	268	(27)	606	448

Net foreign currency exposure	$454	$(14)	$603	$52	$257	$(192)	$1,160

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at September 30, 2010.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar. The above numbers also include the Company’s investment in PARIS RE SA, whose functional currency is the euro, and its Canadian branch, whose functional currency is the Canadian dollar. Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $116 million and $232 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At September 30, 2010, approximately 50% of the Company’s fixed income portfolio (including the funds held – directly managed account) was rated AAA (or equivalent rating), 84% was rated A- or better and 6% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2010, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and other AAA-rated sovereign governments, with the single largest corporate issuer and the top 10 corporate issuers accounting for less than 3% and 22% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 6% and 23% of total corporate fixed income securities underlying the funds held – directly managed account at September 30, 2010, respectively.

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

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair value of $987 million, excluding funds holding fixed income securities of $40 million) at September 30, 2010. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.08 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index.

Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	September 30, 2010	10% increase	% change	20% increase	% change
Equities (1)	$773	(22)%	$880	(11)%	$987	$1,094	11%	$1,201	22%
Total invested assets (2)	18,410	(1)	18,517	(1)	18,624	18,731	1	18,838	1
Shareholders’ equity	7,368	(3)	7,475	(1)	7,582	7,689	1	7,796	3

(1)	Excludes Funds holding fixed income securities of $40 million.
(2)	Includes the funds held – directly managed account and accrued interest.

These changes do not take into account any potential mitigating impact from fixed income securities or taxes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2010, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

On October 2, 2009, the Company completed its acquisition of Paris Re and is currently in the process of integrating the internal controls and procedures of Paris Re and its subsidiaries into its internal control over financial reporting. The Company has excluded from its assessment of internal control an assessment of the financial reporting at Paris Re, whose financial statements constitute approximately 25% of total assets, approximately 20% of revenues and approximately 20% of net income of the Company’s unaudited consolidated financial statement amounts as of and for the three months ended September 30, 2010.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings at September 30, 2010 have not changed significantly since December 31, 2009. See Note 19(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and quarterly report on Form 10-Q for the three months ended June 30, 2010 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended September 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (2)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (1)(2)	(d) Maximum number of shares that may yet be purchased under the program (1)
7/01/2010-7/31/2010	—	—	—	1,985,197
8/01/2010-8/31/2010	645,000	73.85	645,000	1,340,917
9/01/2010-9/30/2010	447,200	77.73	447,200	6,732,800

Total	1,092,200	75.43	1,092,200

(1)	In September 2010, the Company’s Board of Directors approved an increase in the Company’s share repurchase authorization up to a total of 7 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At September 30, 2010, approximately 9.0 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 71.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/s/ Patrick A. Thiele
Name:	Patrick A. Thiele
Title:	President & Chief Executive Officer

Date: November 8, 2010

By:	/s/ William Babcock
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer

Date: November 8, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, dated July 16, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 21, 2010).

10.2	Letter Agreement between PartnerRe Ltd. and Albert Benchimol, dated July 28, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 3, 2010).

15	Letter Regarding Unaudited Interim Financial Information

31.1	Section 302 Certification of Patrick A. Thiele

31.2	Section 302 Certification of William Babcock

32	Section 906 Certifications

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2010, and December 31, 2009; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2010 and 2009; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.