Form 10-K
period 2010-12-31
PARTNERRE LTD
filed 2011-02-28
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of most recently completed second fiscal quarter (June 30, 2010) was $5,265,430,772 based on the closing sales price of the registrant’s common shares of $70.14 on that date.

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 22, 2011 was 67,553,253.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s Annual General Meeting of Shareholders scheduled to be held May 19, 2011 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

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

General

PartnerRe Ltd. (the Company or PartnerRe), incorporated in Bermuda in August 1993, is the ultimate holding company for our international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe Limited (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines and mortality, longevity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

In December 2009, the Company completed its acquisition of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based holding company and its operating subsidiaries. The Consolidated Statements of Operations and Cash Flows include the results of Paris Re for the period from October 2, 2009, the date of acquisition of the controlling interest (Acquisition Date). This acquisition provides the Company with a stronger global platform resulting in more balance and stability in the increasingly volatile financial and reinsurance markets.

On December 7, 2009, PartnerRe successfully cross-listed PartnerRe common shares on NYSE Euronext Paris, under the ticker symbol PRE. As such the Company is subject to the rules and regulations of Autorité des Marches Financiers. PartnerRe common shares continue to be listed on the New York Stock Exchange (the NYSE) in the United States and the Bermuda Stock Exchange (the BSX) in Bermuda, under the ticker symbol PRE, and PartnerRe remains subject to the rules and regulations of the NYSE, the U.S. Securities and Exchange Commission and the BSX.

During 2010, Paris Re’s operating subsidiaries and business were integrated into the Company’s existing operating structure.

Business Strategy

The Company assumes and manages global re/insurance and capital markets risks. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for absolute certainty of claims payment with its shareholders’ need for an appropriate return on their capital. Operating return on beginning shareholders’ equity (Operating ROE) and growth in diluted book value per common shares and common share equivalents outstanding (Diluted Book Value per Share) are two of the key metrics used by Management to measure the Company’s results. Consequently, the Company has set a goal of an average 13% Operating ROE and a compound annual growth rate of 10% in Diluted Book Value per Share after the payment of dividends over a reinsurance cycle. Operating ROE is obtained by dividing operating earnings or loss available to common shareholders (Operating Earnings or Loss) by common shareholders’ equity at the beginning of the year. Operating Earnings or Loss is defined as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net realized gain on purchase of capital efficient notes (CENts), net of tax, and net interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares), divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.

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

Actively manage capital across the portfolio and over the cycle: PartnerRe seeks to manage its capital to optimize shareholder returns over the cycle. In order to manage capital across a portfolio and over a cycle, the Company believes two things are critical: an appropriate and common measure of risk-adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or by return to the shareholders. To achieve effective and efficient capital allocation, the Company has an intense focus on operating return on beginning shareholders’ equity. This discipline and focus, supported by strong actuarial and financial analysis, allows the Company to make well-informed decisions at the underwriting and pricing level, as well as in the allocation of capital within its portfolio of reinsurance businesses and within pre-established risk limits.

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

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. During the fourth quarter of 2010, the Company redefined its financial reporting segments following the completion of its integration of Paris Re into its other Non-life sub-segments and changes in management responsibilities for certain lines of business and treaties. As a result, segment data for prior periods has been recast to conform to the current year presentation (see Note 22 to Consolidated Financial Statements in Item 8 of Part II of this report).

The North America sub-segment includes agriculture, casualty, motor, multiline, property, surety and other risks generally originating in the United States. The Global (Non- U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the United States. The Global (Non- U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life segment includes mortality, longevity and health lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

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

Catastrophe—The Company provides property catastrophe reinsurance protection, written primarily on a non-proportional basis, against the accumulation of losses caused by windstorm, earthquake, tropical cyclone, flood or by any other natural hazard that is covered under a comprehensive property policy. Through the use of underwriting tools based on proprietary computer models developed by its research team, the Company combines natural science with highly professional underwriting skills in order to offer capacity at a price commensurate with the risk.

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

Mortality/Longevity and Health—Mortality treaties provide reinsurance coverage to primary life insurers and pension funds with respect to individual and group mortality and health risks. Longevity treaties provide reinsurance coverage to insurers who issue annuity contracts offering long-term retirement benefits to consumers who seek protection against outliving their financial resources. Mortality business is written primarily on a proportional basis through treaty arrangements.

The Company’s business is produced both through brokers and through direct relationships with insurance companies. In North America, business is primarily written through brokers, while in the rest of the world, the business is written on both a direct and broker basis.

For the year ended December 31, 2010, the Company had two brokers that individually accounted for 10% or more of its gross premiums written. The Aon Group (including the Benfield Group) accounted for approximately 25% of total gross premiums written, while Marsh (including Guy Carpenter) accounted for approximately 21% of total gross premiums written. The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the year ended December 31, 2010:

Non-life
North America	77%
Global (Non- U.S.) P&C	32
Global (Non- U.S.) Specialty	37
Catastrophe	70
Life	15

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

Summary of certain agreements between AXA SA, Colisée Re and Paris Re

On December 21, 2006, Colisée Re (formerly known as AXA RE), a subsidiary of AXA SA (AXA) transferred substantially all of its assets and liabilities, other than specified reinsurance and retrocession agreements and certain other excluded assets and liabilities, to PARIS RE Holdings SA’s French operating subsidiary Paris Re (Paris Re France) (AXA Transfer). The AXA Transfer was immediately followed by the acquisition, which consisted of the indirect acquisition by Paris Re of all the outstanding capital stock of Paris Re France (AXA Acquisition). In connection with the AXA Acquisition, AXA, Colisée Re and Paris Re entered into various agreements (2006 Acquisition Agreements).

On October 1, 2010, PartnerRe Europe and Paris Re France effected a cross border merger whereby all the assets and liabilities of Paris Re were transferred to PartnerRe Europe, including the 2006 Acquisition Agreements. The following provides a summary of certain agreements entered into by Paris Re, Paris Re France, AXA SA and Colisée Re however references to Paris Re France should now, as a result of the aforementioned merger, be to PartnerRe Europe.

2006 Acquisition Agreements

The following are the principal agreements entered into between Paris Re France, and its affiliates, and Colisée Re, and its affiliates, to give effect to the AXA Acquisition:

Quota Share Retrocession Agreement

In connection with the AXA Acquisition, the transfer of the benefits and risks of Colisée Re’s reinsurance agreements to Paris Re France was effected by two 100% quota share retrocession agreements. One quota share retrocession agreement is between Colisée Re and Paris Re France, and the other, which relates exclusively to business written by the Canadian branch of Colisée Re, is between the Canadian branch of Colisée Re and the Canadian branch of Paris Re France (now Canadian non-life branch of PartnerRe Europe). These two agreements, dated as of the closing of the AXA Acquisition, are effective as of January 1, 2006, and are on substantially similar terms (collectively, Quota Share Retrocession Agreement). The Quota Share Retrocession Agreement provides for the payment of premiums to Paris Re France (including its then Canadian branch) by Colisée Re as consideration for reinsuring the covered liabilities. The Quota Share Retrocession Agreement provides that these premiums will be on a funds withheld basis. Paris Re France will receive any surplus, and be responsible for any deficits remaining with respect to the Funds Held – Directly Managed Account discussed below, after all liabilities have been discharged and payments pursuant to the Reserve Agreement (defined below) have been settled. In addition, every quarter Colisée Re will release to Paris Re France any investment income, or Paris Re France will pay to Colisée Re an amount equal to any investment loss, as the case may be, generated by the funds held.

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

The rights and obligations of AXA LM with respect to the management of this business are set forth in a run off services and management agreement among AXA LM, Colisée Re and Paris Re France (Run Off Services and Management Agreement). Under the Run Off Services and Management Agreement, Paris Re has agreed that AXA LM will manage claims arising from all reinsurance and retrocession contracts subject to the Reserve Agreement, either directly or, for contracts that were issued by certain Colisée Re entities identified in the agreement, by delegation to certain other specified entities, including Paris Re France. This includes contract administration, the administration of ceded reinsurance, claims handling, settlements and business commutations. Although Paris Re France has certain consultation rights in connection with the management of the run-off of the contracts subject to the Reserve Agreement, AXA LM does not need to obtain Paris Re France’s prior consent in connection with claims handling and settlements, and no consent is required for business commutations if the amount of case reserves related to commuted contracts does not exceed €100 million in any twelve month period.

Funds Held - Directly Managed Account

Following the AXA Acquisition, Paris Re and its subsidiaries entered into the Issuance Agreement and Quota Share Retrocession Agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business as of December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held—directly managed account were predominantly maintained by Colisée Re in a segregated investment portfolio and managed by the Company. On February 1, 2011, PartnerRe Europe (formerly Paris Re France prior to the aforementioned cross border merger with PartnerRe Europe), entered into an Endorsement to Quota Share Retrocession Agreement (the Endorsement) with Colisée Re. The Endorsement amends certain terms of the Quota Share Retrocession Agreement and sets out the basis on which the parties have agreed that certain assets currently forming part of the funds held—directly managed account will be released to PartnerRe Europe. The segregated investment portfolio underlying the funds held—directly managed account is carried at fair value. Realized and unrealized investment gains and losses and net investment income related to the underlying investment portfolio in the funds held—directly managed account inure to the benefit of Paris Re. The composition of this portfolio at December 31, 2010 and 2009 is discussed in Financial Condition, Liquidity and Capital Resources—Funds Held—Directly Managed in Item 7 of Part II of this report and net investment income and realized and unrealized investment gains and losses recognized from the Acquisition Date are discussed in Corporate and Other—Net investment income and Net Realized and Unrealized Investment Gains (Losses) in Item 7 of Part II of this report. The credit risk of Colisée Re in the event of its insolvency or its failure to honor the value of the funds held balances for any other reason is discussed in Quantitative and Qualitative Disclosures About Market Risk—Counterparty Credit Risk in Item 7A of Part II of this report.

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

Retrocessions

The Company uses retrocessional agreements to a limited extent to reduce its exposure on certain specialty reinsurance risks assumed and to mitigate the effect of any single major event or the frequency of medium-sized events. These agreements provide for recovery of a portion of losses and loss expenses from retrocessionaires. The bulk of the retrocessional agreements currently in place cover the property exposures, predominantly catastrophe risks. The Company also utilizes retrocessions in the Life segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria.

The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. The Company holds collateral, including escrow funds, securities and letters of credit under certain retrocessional agreements. Provisions are made for amounts considered potentially uncollectible and reinsurance losses recoverable from retrocessionaires are reported after allowances for uncollectible amounts. At December 31, 2010, the Company had $363 million of reinsurance recoverables under such arrangements.

In addition to the retrocessional agreements, Paris Re France has a Reserve Agreement in place with Colisée Re. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re France above.

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

Reserve Agreement

See Summary of certain agreements between AXA SA, Colisée Re and Paris Re above.

Changes in Reserves

The below table shows the gross, retroceded and net reserves for unpaid losses and loss expenses for the Company’s Non-life business, and the portion of the gross, retroceded and net reserves that relates to the reserves subject to the Reserve Agreement (Guaranteed Reserves), as of December 31, 2010 and 2009 (in thousands of U.S. dollars):

	2010	2009
Gross reserves	$10,666,604	$10,811,483
Less: Guaranteed Reserves	1,287,576	1,562,954

Gross reserves, excluding Guaranteed Reserves	9,379,028	9,248,529

Retroceded reserves	348,747	336,352

Less: Guaranteed Reserves	48,099	65,414

Retroceded reserves, excluding Guaranteed Reserves	300,648	270,938

Net reserves	$10,317,857	$10,475,131
Net reserves, excluding Guaranteed Reserves	$9,078,380	$8,977,591

The Guaranteed Reserves have been excluded from the following tables that analyze the development of the Company’s net reserves for unpaid losses and loss expenses for the Company’s Non-life business given the Reserve Agreement covers any adverse or favorable development related to the reserves acquired by Paris Re in the AXA acquisition, and therefore, they have no impact on the development of the Company’s gross and net reserves for unpaid losses and loss expenses.

The following table shows the development of net reserves for unpaid losses and loss expenses for the Company’s Non-life business, excluding Guaranteed Reserves. The table begins by showing the initial reported year-end gross and net reserves, including incurred but not reported (IBNR) reserves, recorded at the balance sheet date for each of the ten years presented.

The next section of the table shows the re-estimated amount of the initial reported net reserves, excluding Guaranteed Reserves, for up to ten subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-

end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated. Reserves denominated in foreign currencies are revalued at each year-end’s foreign exchange rates.

The lower section of the table shows the portion of the initial year-end net reserves, excluding Guaranteed Reserves, that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future. Claims paid are converted to U.S. dollars at the average foreign exchange rates during the year of payment and are not revalued at the current year foreign exchange rates. Because claims paid in prior years are not revalued at the current year’s foreign exchange rates, the difference between the cumulative claims paid at the end of any given year and the immediately previous year represents the claims paid during the year.

Development of Loss and Loss Expense Reserves (Excluding Guaranteed Reserves subject to the Reserve Agreement)

(in thousands of U.S. dollars)

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009 (1)	2010
Gross liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$2,386,032	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$9,248,529	$9,379,028
Retroceded liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	203,180	214,891	217,777	175,685	153,018	185,280	138,585	132,479	125,215	270,938	300,648

Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380
Net liability re-estimated, excluding Guaranteed Reserves as of:
One year later	2,111,483	3,035,309	3,806,231	4,688,964	5,006,767	6,602,832	6,715,107	6,343,714	7,076,796	8,354,221
Two years later	2,302,284	3,310,898	3,975,926	4,301,161	5,044,922	6,618,112	6,165,297	6,009,194	6,686,926
Three years later	2,489,601	3,456,250	3,781,574	4,373,992	5,092,289	6,168,445	5,897,044	5,674,509
Four years later	2,611,045	3,326,527	3,894,500	4,494,182	4,845,644	6,002,031	5,645,132
Five years later	2,513,123	3,433,887	4,019,813	4,315,702	4,731,856	5,802,799
Six years later	2,617,775	3,528,665	3,918,380	4,264,865	4,595,232
Seven years later	2,691,267	3,445,844	3,894,155	4,171,108
Eight years later	2,624,838	3,446,683	3,822,959
Nine years later	2,635,104	3,394,936
Ten years later	2,594,527
Cumulative net (deficiency) redundancy	$(411,675)	$(604,199)	$(382,320)	$408,266	$1,018,379	$749,582	$1,087,068	$1,424,448	$698,525	$623,370
Cumulative amount of net liability paid through:
One year later	$615,276	$923,165	$1,126,882	$1,120,756	$1,250,534	$1,718,996	$1,473,964	$1,340,788	$1,716,798	$2,267,766
Two years later	960,288	1,391,301	1,713,953	1,573,312	1,821,773	2,482,695	2,116,025	1,971,376	2,448,950
Three years later	1,163,105	1,740,277	1,993,947	1,948,203	2,207,692	2,948,837	2,581,022	2,470,068
Four years later	1,354,886	1,924,833	2,248,980	2,219,506	2,511,446	3,273,808	2,932,356
Five years later	1,465,515	2,086,252	2,433,223	2,439,361	2,721,266	3,534,003
Six years later	1,566,719	2,215,412	2,580,225	2,589,798	2,898,779
Seven years later	1,643,075	2,314,918	2,694,079	2,717,665
Eight years later	1,695,249	2,397,806	2,779,632
Nine years later	1,756,028	2,463,518
Ten years later	1,802,764

(1)	Paris Re’s liability for unpaid losses and loss expenses is included as of December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired. Accordingly, the reserve development (net liability for unpaid losses and loss expenses at the end of the year, as originally estimated, less net liability for unpaid losses and loss expenses re-estimated as of subsequent years) for years prior to 2009 relates only to losses recorded by PartnerRe and subsidiaries not acquired in the Paris Re acquisition.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves as of December 31, 2010 provided above (in thousands of U.S. dollars):

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Reconciliation of gross reserves:
Gross liability re-estimated, excluding Guaranteed Reserves	$2,830,323	$3,632,690	$4,041,521	$4,316,484	$4,705,875	$5,979,101	$5,753,655	$5,770,137	$6,801,249	$8,611,598
Re-estimated retroceded liability, excluding Guaranteed Reserves	235,796	237,754	218,562	145,376	110,643	176,302	108,523	95,628	114,323	257,377

Net liability re-estimated, excluding Guaranteed Reserves	$2,594,527	$3,394,936	$3,822,959	$4,171,108	$4,595,232	$5,802,799	$5,645,132	$5,674,509	$6,686,926	$8,354,221

Cumulative gross (deficiency) redundancy	$(444,291)	$(627,062)	$(383,105)	$438,575	$1,060,754	$758,560	$1,117,130	$1,461,299	$709,417	$636,931

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

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Cumulative net (deficiency) redundancy	$(411,675)	$(604,199)	$(382,320)	$408,266	$1,018,379	$749,582	$1,087,068	$1,424,448	$698,525	$623,370
Less: Cumulative net (deficiency) redundancy due to foreign exchange	(280,989)	(482,068)	(443,577)	(212,615)	108,952	(426,754)	(193,653)	287,239	(89,238)	145,487

Cumulative net (deficiency) redundancy excluding the impact of foreign exchange	$(130,686)	$(122,131)	$61,257	$620,881	$909,427	$1,176,336	$1,280,721	$1,137,209	$787,763	$477,883

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

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$2,182,852	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591
Net liability re-estimated, excluding Guaranteed Reserves as of:
One year later	2,174,981	2,846,855	3,496,102	4,440,338	5,382,101	6,300,633	6,318,157	6,681,021	6,899,642	8,499,708
Two years later	2,240,526	2,921,908	3,513,647	4,298,493	5,232,707	6,023,025	6,014,782	6,222,150	6,597,688
Three years later	2,283,941	2,956,308	3,483,720	4,223,937	5,076,765	5,774,643	5,640,480	5,961,748
Four years later	2,322,084	2,964,307	3,491,033	4,178,131	4,972,632	5,521,034	5,451,479
Five years later	2,331,252	2,982,347	3,498,703	4,118,436	4,794,445	5,376,045
Six years later	2,362,941	2,979,426	3,480,094	4,012,792	4,704,184
Seven years later	2,353,910	2,963,708	3,418,353	3,958,493
Eight years later	2,345,737	2,935,299	3,379,382
Nine years later	2,329,860	2,912,868
Ten years later	2,313,538

Cumulative net (deficiency) redundancy	$(130,686)	$(122,131)	$61,257	$620,881	$909,427	$1,176,336	$1,280,721	$1,137,209	$787,763	$477,883

The following table summarizes the net incurred losses for the year ended December 31, 2010 relating to the current and prior accident years by sub-segment for the Company’s Non-life operations (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment
Net incurred losses related to:
Current year	$742	$800	$1,156	$437	$3,135
Net prior years favorable reserve development	(165)	(98)	(171)	(44)	(478)

Total net incurred losses	$577	$702	$985	$393	$2,657

The net favorable loss development on prior accident years of $478 million for the year ended December 31, 2010 resulted from a reassessment of the Company’s total Non-life reserves of approximately $485 million, predominately due to favorable loss emergence, as losses reported by cedants, including treaties where the risk period expired, were lower than expected. This decrease in the loss reserves was partially offset by $7 million related to change in exposure due to upward premium adjustments during the year ended December 31, 2010.

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

Other Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2010 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information regarding the Company’s exposure to claims arising from the recent financial crisis, as well as asbestos and environmental exposures.

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

The Company’s investment strategy is largely consistent with previous years. To ensure that the Company will have sufficient assets to pay its clients’ claims, the Company’s investment philosophy distinguishes between those assets, including the funds held – directly managed account, that are matched against existing liabilities (liability funds) and those that represent shareholders’ equity (capital funds). Liability funds are invested in high quality fixed income securities. Capital funds are available for investing in a broadly diversified portfolio, which includes investments in preferred and common stocks, private bond and equity investments, investment grade and below investment grade securities and other asset classes that offer potentially higher returns.

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

In order to manage the risks of the investment portfolio, several controls are in place. First, the overall duration (interest rate risk) of the portfolio is managed relative to the duration of the net reinsurance liabilities, defined as reinsurance liabilities net of all reinsurance assets, so that the economic value of changes in interest rates have offsetting effects on the Company’s assets and liabilities. To ensure diversification and avoid aggregation of risks, limits on assets types, economic sector exposure, industry exposure and individual security exposure are placed on the investment portfolio. These exposures are monitored on an ongoing basis and reported at least quarterly to the Risk Management and Finance Committee of the Board.

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

Employees

The Company had 1,379 employees at December 31, 2010. Included in this number are approximately 100 employees that participated in the voluntary plan (see Overview in Item 7 of Part II of this report) and with expected leaving dates through mid 2012. The Company may increase its staff over time commensurate with the expansion of operation. The Company believes that its relations with its employees are good.

Regulation

The business of reinsurance is now regulated in all countries in which we operate, although the degree and type of regulation varies significantly from one jurisdiction to another. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. As a holding company, PartnerRe is not subject to Bermuda insurance regulations, but its various material operating subsidiaries are subject to regulation as follows:

Bermuda

The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance business of PartnerRe Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (BMA). The Insurance Acts make no distinction between insurance and reinsurance business. The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

In 2008, the Bermuda insurance supervisory framework underwent major revision with the passage of the Insurance Amendment Act 2008 (the Amendment Act). The Amendment Act established new risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers.

As a Class 4 insurer, PartnerRe Bermuda must prepare annual statutory financial statements and file them with the BMA, together with audited annual financial statements prepared in accordance with U.S. GAAP, International Financial Reporting Standards (IFRS) or any such other GAAP as the BMA may recognize. These audited financials are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under the Companies Act 1981 of Bermuda (the Companies Act). PartnerRe Bermuda is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The most significant aspect of the amended regulations in relation to the statutory balance sheet of PartnerRe Bermuda is the reporting obligation to detail, on a line-by-line basis, specific asset and liability classes, as well as the requirement to identify and distinguish between what is or is not attributable to affiliates of PartnerRe Bermuda.

Under the new regulatory framework, the BMA promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 (the Order) which, inter alia, mandates that a Class 4 insurer’s Enhanced Capital Requirement (ECR) be calculated by either (a) the model set out in Schedule 1 to the Order, or (b) an internal capital model which the BMA has approved for use for this purpose. PartnerRe Bermuda uses the BMA model in calculating its solvency requirements.

The new risk-based regulatory capital adequacy and solvency margin regime provides a risk-based capital model (termed the Bermuda Solvency Capital Requirement (BSCR)) as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of catastrophe risk exposure.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA requires that insurers operate at or above a threshold capital level (termed the Target Capital Level (TCL)), which exceeds the BSCR or approved internal model minimum amounts.

These capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as PartnerRe Bermuda must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:

•	$100,000,000;

•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written)); or

•	15% of net loss and loss expense provisions and other general business insurance reserves.

Under the Insurance Act, Class 4 insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. In addition, Class 4 insurers must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.

Furthermore, under the Companies Act, PartnerRe Bermuda may only declare and pay a dividend from retained earnings, and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

PartnerRe Bermuda is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

Current international initiatives in the regulation of global insurance and reinsurance groups, such as the European Union’s Solvency II initiative, are trending towards the imposition of group supervisory regimes, introducing one principal “home” regulator over all the operating entities in a particular insurance or reinsurance group. The determination of which regulator will assume the role of the Company’s group supervisor will be made following a consultation with the Company and between regulators. In February 2011, the Company received an advice from the BMA proposing that it is appropriate for the BMA to be the Group Supervisor of the PartnerRe group.

PartnerRe Bermuda has branches in Canada, Singapore, Hong Kong and Labuan and the operations of these branches are all subject to Bermuda regulations. In addition to Bermuda regulations, the Canadian branch is subject to regulation by The Office of the Superintendent of Financial Institutions, Canada, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Hong Kong branch is subject to regulation under both the Insurance Companies Ordinance of Hong Kong and the Companies Ordinance of Hong Kong and the Labuan branch is subject to regulation by the Labuan Offshore Financial Services Authority, Malaysia. For a further discussion of the regulations pertaining to the Canadian branch see below.

Ireland

PartnerRe Holdings Europe Limited is a holding company for PartnerRe Europe and PartnerRe Ireland Insurance Limited (PartnerRe Ireland Insurance). As a holding company, PartnerRe Holdings Europe Limited is not subject to regulation by the Central Bank of Ireland (the Central Bank).

PartnerRe Ireland Insurance is a non-life insurance company incorporated under the laws of Ireland. It is subject to the regulation and supervision of the Central Bank pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business made under those Acts or under the European Communities Act, 1972 and the Central Bank Acts, 1942 to 2010 and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 (together, the Insurance Acts and Regulations). PartnerRe Ireland Insurance was authorized in April 2005 to undertake the business of non-life insurance in various classes of business. PartnerRe Ireland Insurance is required to maintain technical reserves as provided for in the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover PartnerRe Ireland Insurance’s calculated underwriting liabilities. In addition to filing various regulatory returns with the Central Bank, PartnerRe Ireland Insurance is obligated to prepare annual accounts in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the Insurance Accounts Regulations) as amended. The accounts must be filed with the Central Bank and with the Registrar of Companies in Ireland. Additionally, PartnerRe Ireland Insurance is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities.

PartnerRe Europe is a reinsurance company incorporated under the laws of Ireland. Legislation transposing the Reinsurance Directive was signed into Irish law on July 15, 2006 as the European Communities (Reinsurance) Regulations 2006 (the Regulations). Under the Regulations, all Irish reinsurers established before December 10, 2005 are deemed to be authorized under the Regulations, subject to complying with certain requirements not later than December 10, 2007. PartnerRe Europe has fully complied with the requirements set out in the Regulations and has received formal recognition from the Central Bank that it is duly authorized as a reinsurance undertaking to carry on reinsurance business in accordance with the Regulations. These requirements include, but are not limited to, the establishment of technical provisions and reserves, investment of assets, maintaining an appropriate solvency margin and maintenance of a guarantee fund. Effective January 1, 2008, the Company underwent a restructuring of its European operations and PartnerRe Europe became the single operating platform in Europe. Pursuant to this reorganization, PartnerRe SA transferred all of its reinsurance business, assets and liabilities to the French branch of PartnerRe Europe and ceased its underwriting operations. PartnerRe Europe has established branches in France, Switzerland, Canada and Singapore and a representative office in Brazil. PartnerRe Europe and the Swiss, Canadian, French and Singapore branches are subject to Irish insurance supervision regulations. The Canadian branch is also subject to regulation in Canada and the Singapore branch is subject to regulation by the Monetary Authority of Singapore. For a further discussion of the regulations pertaining to the Canadian branch see below.

Pursuant to Irish company law, PartnerRe Europe is restricted to declaring dividends only out of “profits available for distribution”. Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized.

United States

PartnerRe U.S. Corporation is a Delaware domiciled holding company for its wholly owned re/insurance subsidiaries, PartnerRe U.S. and PartnerRe Insurance Company of New York (PRNY) (PartnerRe U.S. and PRNY together being the PartnerRe U.S. Insurance Companies). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary state, New York, and all states where they are licensed, accredited or approved to underwrite reinsurance. Currently, the PartnerRe U.S. Insurance Companies are licensed, accredited or approved reinsurers and/or insurers in fifty states and the District of Columbia.

Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with their state domiciliary regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, and restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for assets, reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders. In the U.S., the Company’s current domiciliary regulator is the New York Superintendent of Insurance.

Under New York law, the New York Superintendent of Insurance must approve any dividend declared or paid by the PartnerRe U.S. Insurance Companies that, together with all dividends declared or distributed by each of them during the preceding twelve months, exceeds the lesser of 10% of their respective statutory surplus as shown on the latest statutory financial statements on file with the New York Superintendent of Insurance, or 100% of their respective adjusted net investment income during that period. New York does not permit a dividend to be declared or distributed, except out of earned surplus.

State laws also require prior notice and/or regulatory approval of changes in control of an insurer or its holding company and of certain inter-company transfers of assets, payments of dividends and certain other transactions among affiliates, as well as any material changes within the holding company structure. The insurance laws of the state of domicile of the PartnerRe U.S. Insurance Companies provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the applicable state’s chief insurance regulator. Any purchaser of 10% or more of the outstanding voting securities of PartnerRe (the ultimate parent company of the PartnerRe U.S. Insurance Companies) could become subject to such change of control regulations and would be required to file certain notices and reports with the Superintendent of the New York Insurance Department prior to such acquisition.

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

The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the NAIC in December 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. The Company Action Level is triggered if an insurer’s Total Adjusted Capital is less than 200% of its Authorized Control Level RBC (as defined in the Model RBC Act). At the Company Action Level, the insurer must submit a risk-based capital plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. The Regulatory Action Level is triggered if an insurer’s Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The Authorized Control Level is triggered if an insurer’s Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level, the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The Mandatory Control Level is triggered if an insurer’s Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level, the regulatory authority is required to take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer. At December 31, 2010, the Total Adjusted Capital of the PartnerRe U.S. Insurance Companies exceeded applicable RBC levels.

Canada

Each of the Canadian branches of PartnerRe Europe and PartnerRe U.S. holds a license to write property and casualty reinsurance business in Canada and are licensed in Ontario and Quebec. The Canadian branch of PartnerRe Bermuda holds a license to write life business in Canada and is licensed in Ontario. Prior to the acquisition, Paris Re France did carry on property and casualty operations in Canada through its branch located in Quebec. In October 2010, the Canadian branch of Paris Re France was merged into the Canadian branch of PartnerRe Europe which is now licensed in Ontario and Quebec. As of January 2011, the Canadian branch of PartnerRe U.S. assumed all of the reinsurance obligations of the Canadian branch of PartnerRe Europe. Each Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in their respective licenses and is limited to the business of reinsurance. Each Canadian branch is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Act) applicable to Foreign Property and Casualty Companies and to Foreign Life Companies. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Act. PartnerRe U.S., PartnerRe Bermuda and PartnerRe Europe maintain sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow their branches to meet minimum statutory solvency requirements as required by the Act and the regulations made under it. Statutory information required by federal and provincial insurance regulators for both property and casualty and life business includes (1) a yearly business plan, (2) quarterly and year-end returns including general information, financial statements, statutory compliance reports and various investment, technical and other information, (3) an auditor’s report for the Canadian branch, (4) an opinion of an Appointed Actuary of the Canadian branch on the adequacy of the reserves and (5) an annual Dynamic Capital Adequacy Test (DCAT) report from the Appointed Actuary of the Canadian branch that tests the adequacy of the assets that are vested under various adverse scenarios.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, PartnerRe Bermuda, PartnerRe Europe and the PartnerRe U.S. Corporation and its subsidiaries (collectively PartnerRe U.S. Companies) is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Brazil, Canada, Chile, China, France, Hong Kong, Ireland, Japan, Labuan, Mexico, Singapore, Switzerland and the United States. The discussion below covers the significant locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

The Company and PartnerRe Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or PartnerRe Bermuda or to any of their operations or the shares, debentures or other obligations of the Company or PartnerRe Bermuda until March 28, 2016. The Ministry of Finance has recently indicated that this exemption will be extended to 2035. The relevant legislation which will effect this change has been tabled in Parliament for approval. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and PartnerRe Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to PartnerRe Bermuda.

Canada

The Canadian non-life branch of PartnerRe Europe and the Canadian life branch of PartnerRe Bermuda are subject to Canadian taxation on their profits. The Canadian non-life branch of Paris Re France was subject to Canadian taxation on its profits until September 30, 2010, when it was merged into the non-life branch of PartnerRe Europe. The Canadian non-life branch of PartnerRe U.S. Corporation is subject to Canadian taxation on its profits from January 1, 2011. The profits of the Canadian branches of Partner Re Europe and PartnerRe Bermuda are taxed at the federal level as well as the Ontario-provincial level at a total rate that was 30.79% in 2010. Canada has enacted a phased-in decrease of the Federal income tax rate; combined with the phased-in decrease of the income tax rate in the Province of Ontario, the total rate will be 28.25% in 2011, 26.25% in 2012, 25.50% in 2013, and 25.00% on 2014. See also the discussion of taxation in Ireland below.

The Canadian non-life branch of PartnerRe Europe and the Canadian non-life branch of PartnerRe U.S. Corporation are subject to taxation on their profits at the federal level as well as the Ontario and Quebec provincial level from October 1, 2010 and since January 1, 2011, respectively. The total rate was an average comprised between 30.33% and 30.79% in 2010. We expect this rate to decrease through 2014, however, the exact rate cannot be determined at this time since the branches operates in both Ontario and Quebec.

France

The French branch of PartnerRe Europe is conducting business in and is subject to taxation in France. The current statutory rate of tax on corporate profits in France is 34.43%. See also the discussion of taxation in Ireland below.

Ireland

The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits arising from other than a trade or business are taxable at the rate of 25%. The Swiss, U.S. and French branches and Canadian non-life branch of PartnerRe Europe are subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, the U.S., France and Canada can be credited or deducted against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, U.S., French and Canadian non-life branches.

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

In addition, in 2010, PartnerRe Europe established a wholly-owned subsidiary in the state of Florida (PartnerRe Miami) which is taxable as a branch of PartnerRe Europe in the U.S. PartnerRe Miami is conducting business in and is subject to taxation in the United States. The current statutory rate of tax on corporate profits in the U.S. is 35%. See the discussion of U.S. branch taxation below and the discussion of taxation in Ireland above.

On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies and PartnerRe Miami, will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to PartnerRe Bermuda is 1% of gross premiums.

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

First, in order to achieve our targeted growth in diluted book value per share of 10% a year, we believe we must be able to generate approximately 13% operating return on beginning shareholders’ equity. Our ability to do that over a reinsurance cycle is dependent on our individual performance, but also on industry factors that impact the level of competition and the level of cost. The level of competition is determined by supply and demand of capacity. Demand is determined by client buying behavior, which varies based on the client’s perception of the amount and volatility of risk, its financial capacity to bear it and the cost of risk transfer. Supply is determined by the existing reinsurance companies’ level of financial strength and the introduction of capacity from new start-ups or capital markets. Significant new capacity or significant reduction in demand will depress industry profitability until the supply/demand balance is redressed. Extended periods of imbalance could depress industry profitability to a point where we would fail to meet our targets.

Second, we knowingly expose ourselves to significant volatility in our quarterly and annual net income. We create shareholder value by assuming risk from the insurance and capital markets. This exposes us to volatile earnings as untoward events happen to our clients and in the capital markets. Examples of potential large loss events include, without limitation:

•	Natural catastrophes such as hurricane, windstorm, flood, earthquake, etc.;

•	Man-made disasters such as terrorism;

•	Declines in the equity and credit markets;

•	Systemic increases in the frequency or severity of casualty losses; and

•	New mass tort actions or reemergence of old mass torts such as cases related to asbestosis.

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

•	Catastrophe risk;

•	Casualty reserving risk;

•	Equity investment risk; and

•	Longevity risk.

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

The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Everest Re, Hannover Re, SCOR, Transatlantic and reinsurance operations of certain primary insurance companies, such as Arch Capital, Axis Capital and XL Capital. Competition in the types of reinsurance that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing, terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and experience in the lines of reinsurance to be written. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers would become more intense and we could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins.

The current state of the economy and capital markets increases the possibility of adverse effects on our financial position and results of operations. Economic downturns could impair our investment portfolio and affect the primary insurance market, which could, in turn, harm our operating results and reduce our volume of new business.

During 2008 and continuing into 2009, the capital markets in the United States and abroad experienced a severe economic downturn and certain economies remain in recession. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities. While the increased spreads have reduced during the latter half of 2009 and in 2010, illiquidity remains in certain parts of the debt capital markets. The longer this economic dislocation persists, the greater the probability that these risks could have an adverse effect on our financial results. This may be evidenced in several ways including, but not limited to, a potential reduction in our premium income, financial losses in our investment portfolio and decreases in revenue and net income.

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

Our reinsurance operations are subject to extensive laws and regulations that are administered and enforced by a number of different governmental and non-governmental self-regulatory authorities in each of their respective jurisdictions. As a result of the current financial crisis, some of these authorities regularly consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory authority in new and more robust ways, and new regulators could become authorized to oversee parts of our business. For example, the European Union’s Solvency II initiative and the NAIC’s Solvency Modernization Initiative include meaningful changes in consolidated supervision and corporate governance requirements as they apply to insurance and reinsurance corporate groups, which could lead to increases in regulatory capital requirements, reduced operational flexibility and increased compliance costs. It is not possible to predict all future impacts of these types of changes but they could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which, in turn, could affect our results of operations, financial condition and liquidity. Our material subsidiaries’ regulatory environments are described in detail under the heading Regulation. Regulations relating to each of our material subsidiaries may in effect restrict each of those subsidiaries’ ability to write new business, to make certain investments and to distribute funds or assets to us.

Recent government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of others, including shareholders of reinsurers. In light of the current financial crisis, we believe it is likely there will be increased regulation of, and other forms of government participation in, our industry in the future, which could adversely affect our business by, among other things:

•	Providing reinsurance capacity in markets and to clients that we target or requiring our participation in industry pools and guaranty associations;

•	Further restricting our operational or capital flexibility;

•	Expanding the scope of coverage under existing policies;

•	Regulating the terms of reinsurance policies; or

•	Disproportionately benefiting the companies domiciled in one country over those domiciled in another.

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

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government and other governmental and regulatory bodies have taken or are considering taking other actions to address the governance of those industries that are viewed as presenting a systemic risk to economic stability. Such actions include the International Monetary Fund’s proposal to levy a financial stability tax on all financial institutions, the proposals for enhanced regulation and supervision contained in the recently published Organization for Economic Co-operation and Development paper on the impact of the financial crisis on the Insurance sector and the financial regulatory reform provisions contained within the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are unable to predict the effect that the enactment of any such proposals will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are monitoring these and similar proposals as they evolve.

If we are downgraded by rating agencies by two notches or more, our standing with brokers and customers could be negatively impacted and may adversely impact our results of operations.

Third party rating agencies assess and rate the claims paying ability and financial strength of insurers and reinsurers, such as the Company’s principal operating subsidiaries. These ratings are based upon criteria established by the rating agencies and have become an important factor in establishing our competitive position in the market. They are not an evaluation directed to investors in our common shares, preferred shares or debt securities, and are not a recommendation to buy, sell or hold our common shares, preferred shares or debt securities. Rating agencies may downgrade or withdraw their ratings at their sole discretion.

Our current financial strength ratings are:

Standard & Poor’s	AA-
Moody’s	Aa3
A.M. Best	A+
Fitch	AA

If our ratings were significantly downgraded, by two notches or more, our competitive position in the reinsurance industry may suffer, and it could result in a reduction in demand for our products. In addition, certain business that we write contains terms that give the ceding company or derivative counterparty the right to terminate cover and/or require collateral if our ratings are downgraded significantly.

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

We invest the net premiums we receive unless and until such time as we pay out losses and/or until they are made available for distribution to shareholders and /or otherwise used for general corporate purposes. Investment results comprise a substantial portion of our income. For the year ended December 31, 2010, we had net investment income of $673 million, which represented approximately 11% of total revenues. In addition, we recorded realized and unrealized gains on investments during 2010, and we record all realized and unrealized gains or losses through net income. While the Board has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies of major economies, economic and political conditions and other factors outside our control. Changes in interest rates can negatively affect us in two ways. In a declining interest rate environment, we will be required to invest our funds at lower rates, which would have a negative impact on investment income. In a rising interest rate environment, the market value of our fixed income portfolio may decline.

Our fixed income portfolio is primarily invested in high quality, investment grade securities. However, we invest a portion of the portfolio in securities that are below investment grade, including high yield fixed income investments and convertible fixed income investments. We also invest a portion of our portfolio in other investments such as notes receivable, private placement bond investments, derivative exposure assumed and other specialty asset classes. These securities generally pay a higher rate of interest and have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions.

We invest a portion of our portfolio in preferred and common stocks or equity-like securities. The value of these assets fluctuates with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income and capital.

We use the term equity-like investments to describe our investments that have market risk characteristics similar to equities and are not investment grade fixed income securities. This category includes high yield and convertible fixed income investments and private placement equity investments. Fluctuations in the fair value of our equity-like investments may reduce our income in any period or year and cause a reduction in our capital.

Since we rely on a few reinsurance brokers for a large percentage of our business, loss of business provided by these brokers could reduce our premium volume and net income.

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2010, approximately 73% of our gross premiums were produced through brokers. In 2010, we had two brokers that accounted for 46% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers could potentially reduce our premium volume and net income.

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

As part of the AXA Acquisition, Paris Re entered into the 2006 Acquisition Agreements. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report.

Pursuant to the Quota Share Retrocession Agreement, the benefits and risks of Colisée Re’s reinsurance agreements were ceded to Paris Re France (now PartnerRe Europe), but Colisée Re remains both the legal counterparty for all such reinsurance contracts and the legal holder of the assets relating to such reserves.

Under the Run Off Services and Management Agreement, Paris Re (now PartnerRe Europe) has agreed that AXA LM will manage claims arising from all reinsurance and retrocession contracts subject to the Reserve Agreement. If AXA LM does not take into account Paris Re France’s commercial concerns in the context of Paris Re France’s on-going business relations with the relevant ceding companies and retrocessionaires, our ability to renew reinsurance and retrocession contracts with them may be adversely affected.

There can be no assurance that our business activities, financial condition, results or future prospects may not be adversely affected in spite of the existence of the 2006 Acquisition Agreements. In general, if AXA or its affiliates breach or do not satisfy their obligations under the 2006 Acquisition Agreements (potentially as a result of insolvency or inability or unwillingness to make payments under the terms of the 2006 Acquisition Agreements), we could be materially adversely affected.

The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.

Catastrophe reinsurance comprises approximately 14% of our net premiums written and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, tropical cyclones, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

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

Calendar year	Pre-tax large catastrophe losses
2010	$437
2009	—
2008	305
2007	50
2006	—

Subsequent to the completion of the Paris Re acquisition, our exposure to natural and man-made disasters may be different than our historical exposure and may have increased.

The loss incurred in 2007 was as the result of one large catastrophe event, whereas the losses in 2010 and 2008 were incurred as the result of multiple catastrophic events, which included the Chile Earthquake and New Zealand Earthquake in 2010. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company’s actual losses from these earthquakes may exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters.

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

Developments in accounting practices, for example a convergence of U.S. GAAP with International Financial Reporting Standards (IFRS), may require considerable additional expense to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted and may be significant. The impact may affect the results of our operations, including among other things, the calculation of net income, and may affect our financial position, including among other things, the calculation of unpaid losses and loss expenses, policy benefits for life and annuity contracts and total shareholders’ equity.

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

We believe that we and our non-U.S. subsidiaries (other than PartnerRe Miami) have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the United States and, on this basis, we do not expect that either we or our non-U.S. subsidiaries will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S.-source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the IRS may contend that either we or our non-U.S. subsidiaries are engaged in a trade or business in the United States. If either we or our non-U.S. subsidiaries are subject to U.S. income tax, our shareholders’ equity and earnings will be reduced by the amount of such taxes, which might be material.

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

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of operating expenses, interest payments related to our long-term debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to our long-term debt, and the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which our U.S. subsidiaries are licensed to transact business. As of December 31, 2010, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

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

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, British pound, Canadian dollar, Swiss franc and Singapore dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates.

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

As of December 31, 2010, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange (NYSE):

Common shares	PRE
6.75% Series C cumulative preferred shares	PRE-PrC
6.5% Series D cumulative preferred shares	PRE-PrD

The Company’s common shares are also traded on the NYSE Euronext Paris exchange and Bermuda Stock Exchange under the symbol PRE.

As of February 22, 2011, the approximate number of common shareholders was 66,500.

The following table provides information about purchases by the Company during the quarter ended December 31, 2010, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program (1)(3)
10/01/2010-10/31/2010	137,818	79.59	137,818	6,534,982
11/01/2010-11/30/2010	1,435,441	79.44	1,435,441	5,099,541
12/01/2010-12/31/2010	3,516,259	78.25	3,516,259	6,517,446
Total	5,089,518	78.62	5,089,518

(1)	In December 2010, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 7 million common shares, which replaced the prior authorization of 7 million common shares approved in September 2010. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At December 31, 2010, approximately 14.0 million common shares were held in treasury and available for reissuance.
(3)	In January and February 2011, the Company repurchased 2.7 million of its common shares at a total cost of $220 million, representing an average cost of $81.54 per share. Following these share repurchases, the Company had approximately 3.8 million common shares remaining under its current share repurchase authorization and approximately 16.7 million shares held in treasury.

The following table sets forth the high and low sales prices per share of the Company’s common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2010			2009
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
Three months ended March 31	$80.20	$72.00	$0.50	$72.43	$54.65	$0.47

Three months ended June 30	81.57	70.06	0.50	68.66	62.83	0.47

Three months ended September 30	80.18	70.12	0.50	77.80	61.35	0.47

Three months ended December 31	82.00	77.50	0.55	80.99	73.40	0.47

Other information with respect to the Company’s common shares and related shareholder matters is contained in Notes 7, 12, 13, 14, 16, 19 and 24 to Consolidated Financial Statements in Item 8 of Part II of this report and in the Proxy Statement and is incorporated by reference to this item.

Comparison of 5-Year Cumulative Total Return

The graph below compares the cumulative shareholder return, including reinvestment of dividends, on the Company’s common shares to such return for Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and S&P’s 1500 Composite Property & Casualty Insurance Index for the period commencing on December 31, 2005 and ending on December 31, 2010, assuming $100 was invested on December 31, 2005. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each year during the period from December 31, 2005 through December 31, 2010. As depicted in the graph below, during this period the cumulative total shareholder return on the Company’s common shares was 39%, the cumulative total return for the S&P 500 Composite Stock Price Index was 12% and the cumulative total return for the S&P 1500 Composite Property & Casualty Insurance Index was 18%.

The Company has attempted to identify an index which most closely matches its business. There are no indices that properly reflect the returns of the reinsurance industry. The S&P 1500 Composite Property & Casualty Insurance Index is used as it is the broadest index of companies in the property and casualty industry. We caution the reader that this index of 25 companies does not include any companies primarily engaged in the reinsurance business, and therefore it is provided to offer context for evaluating performance, rather than direct comparison.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in Item 8 of Part II of this report and with other information contained in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

The Statement of Operations Data reflects the consolidated results of the Company and its subsidiaries for 2006, 2007, 2008, 2009 and 2010, including the results of Paris Re from October 2, 2009. The Balance Sheet Data reflects the consolidated financial position of the Company and its subsidiaries as at December 31, 2006, 2007, 2008, 2009 and 2010, including Paris Re as at December 31, 2009 and 2010.

(Expressed in millions of U.S. dollars or shares, except per share data)

	For the years ended December 31,
Statement of Operations Data	2010	2009	2008	2007	2006
Gross premiums written	$4,885	$4,001	$4,028	$3,810	$3,734
Net premiums written	4,705	3,949	3,989	3,757	3,689
Net premiums earned	$4,776	$4,120	$3,928	$3,777	$3,667
Net investment income	673	596	573	523	449
Net realized and unrealized investment gains (losses)	402	591	(531)	(72)	47
Net realized gain on purchase of capital efficient notes	—	89	—	—	—
Other income (loss)	10	22	10	(17)	24

Total revenues	5,861	5,418	3,980	4,211	4,187
Losses and loss expenses and life policy benefits	3,284	2,296	2,609	2,082	2,111
Total expenses	4,892	3,635	3,918	3,328	3,355

Income before taxes and interest in earnings (losses) of equity investments	969	1,783	62	883	832
Income tax expense	129	262	10	82	95
Interest in earnings (losses) of equity investments	13	16	(5)	(83)	12

Net income	$853	$1,537	$47	$718	$749

Basic net income per common share	$10.65	$23.93	$0.22	$12.18	$12.58
Diluted net income per common share	$10.46	$23.51	$0.22	$11.87	$12.37
Dividends declared and paid per common share	$2.05	$1.88	$1.84	$1.72	$1.60
Operating earnings available to common shareholders (1)	$505	$932	$469	$822	$668
Operating return on beginning common shareholders’ equity (2)	7.1%	22.3%	12.3%	25.2%	26.0%
Weighted average number of common shares and common share equivalents outstanding	78.2	63.9	55.6	57.6	57.8
Non-life ratios
Loss ratio	65.9%	52.7%	63.9%	50.8%	54.8%
Acquisition ratio	21.3	21.9	23.3	22.9	23.1
Other operating expense ratio	7.8	7.2	6.9	6.7	6.5

Combined ratio	95.0%	81.8%	94.1%	80.4%	84.4%

	At December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Total investments, funds held – directly managed and cash and cash equivalents	$18,181	$18,165	$11,724	$11,572	$10,679
Total assets	23,364	23,733	16,279	16,149	15,034
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	12,417	12,427	8,943	8,773	8,301
Debt related to senior notes	750	250	250	—	—
Debt related to capital efficient notes	71	71	258	258	258
Long-term debt	—	—	200	620	620
Total shareholders’ equity	7,207	7,646	4,199	4,322	3,786
Diluted book value per common shares and common share equivalents outstanding	$93.77	$84.51	$63.95	$67.96	$56.07
Number of common shares outstanding, net of treasury shares	70.0	82.6	56.5	54.3	57.1

(1)	Operating earnings or loss available to common shareholders is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net realized gain on purchase of CENts, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(2)	Operating return on beginning common shareholders’ equity (Operating ROE) is calculated using operating earnings or loss available to common shareholders, as defined above, divided by beginning common shareholders’ equity. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reflects the consolidated results of the Company and its subsidiaries for the years ended December 31, 2008, 2009 and 2010, including the results of Paris Re from October 2, 2009 the date of acquisition of controlling interest (Acquisition Date).

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

The Company’s economic objective is to manage a portfolio of risks that will generate compound annual Diluted Book Value per Share growth of 10% and an average Operating ROE of 13% over a reinsurance cycle. Both of these metrics are defined below in Key Financial Measures.

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

In 2008, pricing declined in most major markets and most lines of business as there was a continuation of the trend toward increasing risk retention by cedants, and restructuring proportional coverages to non-proportional treaties, which led to the reduction in the amount of premiums in the reinsurance marketplace. In 2008, there was also an increase in severity of losses, such as Hurricane Ike, frequency of losses and significant and widespread financial turmoil stemming from the sub-prime mortgage and resulting global credit and financial crisis.

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

The acquisition of Paris Re, combined with a strong net income during 2009, resulted in the Company’s total capital increasing to approximately $8 billion at December 31, 2009. This acquisition provided the Company with enhanced strategic and financial flexibility in a less predictable and more limited growth environment. The Company’s larger premium base allows it to deploy capital to the lines of business and markets with the most attractive risk and return characteristics, and take advantage of opportunities as they arise.

In 2010, the trends observed in 2008 and 2009 continued with diverse conditions prevailing in various markets. Certain markets and lines of business experienced increased competition, higher cedant retentions and declines in pricing, while the terms in other markets strengthened or remained stable. In 2010, there was also an increase in catastrophic and large loss activity, with the most significant events impacting the Company being the Chile Earthquake, the New Zealand Earthquake and the explosion and subsequent sinking of the Deepwater Horizon Drilling Platform (Deepwater Horizon), as well as an increased frequency of losses. The global economy and financial markets continued to improve during 2010 primarily reflecting rising equity markets.

Overall, the January 1, 2011 renewals saw challenging market conditions with reductions in pricing profitability and increased cedants retentions in most lines of business, with the Company only observing pricing improvements in certain lines of business in response to loss experience. As a result of the reductions in pricing, the Company decided to non-renew or reduce its participations on certain treaties. In addition, the Company actively repositioned its portfolio at the January 1, 2011 renewals, and reduced certain catastrophe exposures, following the integration of Paris Re’s business and underwriting activities into its existing platform. While expected premium volume will decrease due to the factors described above, Management believes it has maintained appropriate diversification in its risk portfolio and maintained a similar priced technical ratio (defined below) to that of the January 1, 2010 renewal. The impact of the Company repositioning its portfolio during the January 1, 2011 renewals is not considered to be indicative of the full year trend given the Company has already repositioned and integrated certain later renewal dates during 2010.

A key challenge facing the Company is to successfully manage risk through all phases of the reinsurance cycle. The Company is confident in its long-term strategy, and believes that by closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification and balance of its portfolio, it will optimize returns. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management believes it has achieved appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and that this diversification, in addition to the financial strength of the Company and its strong global franchise, will help to mitigate cyclical declines in underwriting profitability and to achieve a more stable return over time.

The Company’s profitability is significantly affected by the level of its losses and loss expenses incurred. The Company recognizes losses and loss expenses on the basis of actual and expected claims on business written and earned. The Company’s Non-life and Life net reserve positions at December 31, 2010 were $10.3 billion and $1.7 billion, respectively. Management believes that it follows prudent and consistent reserving policies to maintain a strong financial position. A key challenge for the Company is the accurate estimation of loss reserves for each line of business, which is critical in order to accurately determine the profitability of each line and allocate the appropriate amount of capital to each line in a manner that optimizes profitability.

Within the Company’s Life segment, the reinsurance market is differentiated between mortality and longevity products, with mortality being the larger market. For both the mortality and longevity markets in which the Company writes business, the Company observed improved pricing and conditions and attractive opportunities to grow the portfolio during 2010. Management believes the life business provides the Company with additional diversification benefits and balance to its portfolio. The Company does not write life business in the U.S. market.

The Company’s capital markets and investment operations, including public and private market investments, experienced a difficult year in 2008, with significant economic fallout resulting from the deterioration of the credit markets which began in 2007. In 2008, the financial markets experienced severe dislocation and unprecedented events, including extreme volatility in foreign exchange markets and worldwide equity markets, significant declines in risk-free interest rates and increases in credit spreads, risk assets under-performing risk-free assets and several financial institutions being subject to government bail-out packages both in the U.S. and Europe. During 2009, the improvements in equity and credit markets contributed to the Company’s return on its investment portfolio significantly outperforming risk-free rates compared to its returns in 2008, which were below risk-free rates. In 2010, the global economy and financial markets continued to improve reflecting rising equity markets. The Company believes that capital market risks managed in a disciplined and measured way will generate positive excess returns to the Company over time.

The Company generates revenue from its substantial and high quality investment portfolio, as well as the investments underlying the funds held – directly managed account. The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. The Company allocates its invested assets into two categories: liability funds and capital funds. See the discussion of liability funds and capital funds in Financial Condition, Liquidity and Capital Resources. A key challenge for the Company is achieving the right balance between current investment income and total returns (that include price appreciation or depreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and its funds held – directly managed account and allocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. Similarly, the Company reduces its exposure to risk asset classes where returns are underperforming. The Company may also lengthen or shorten the duration of its fixed income portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions. During 2010, the Company took a measured approach to adding risk back into the investment portfolio, by increasing its allocation to equities, and it has shortened the duration of its fixed income portfolio given historically low interest rates and to limit the impact of a potential rise in interest rates.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income, Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows:

	2010	2009	2008
Diluted book value per common shares and common share equivalents outstanding (1)	$93.77	$84.51	$63.95
Operating earnings available to common shareholders (in millions of U.S. dollars) (2)	$505	$932	$469
Operating return on beginning common shareholders’ equity (3)	7.1%	22.3%	12.3%
Combined ratio (4)	95.0%	81.8%	94.1%

(1)	Diluted book value per common shares and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net realized gain on purchase of CENts, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below.
(3)	Operating return on beginning common shareholders’ equity (Operating ROE) is calculated using operating earnings or loss available to common shareholders, as defined above, divided by beginning common shareholders’ equity. For the year ended December 31, 2009, following the acquisition of Paris Re, Management adjusted Operating ROE to be the sum of the results for the nine months ended September 30, 2009 divided by beginning of year common shareholders’ equity plus the results for the three months ended December 31, 2009 divided by beginning of year common shareholders’ equity plus the equity issued related to the acquisition of Paris Re. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below.
(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Diluted book value per common shares and common share equivalents outstanding (Diluted Book Value per Share): Management uses growth in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is impacted by the Company’s net income, capital resources management and external factors such as foreign exchange, interest rates and equity markets, which can drive changes in unrealized gains or losses on its investment portfolio.

Over the past five years, since December 31, 2005, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 16.0%. The Company’s Diluted Book Value per Share increased by 11% to $93.77 at December 31, 2010 from $84.51 at December 31, 2009, primarily due to comprehensive income and the accretive impact of the share repurchases during 2010 (see Shareholders’ Equity and Capital Resources Management below).

Operating earnings or loss available to common shareholders (Operating Earnings or Loss): Management uses Operating Earnings or Loss to measure its financial performance as this measure focuses on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments, net realized gain on purchase of CENts and interest in earnings or losses of equity investments. Net realized and unrealized gains or losses on investments in any particular period and net realized gain on purchase of CENts are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Interest in earnings or losses of equity investments are also not indicative of the performance of, or trends in, the Company’s business as the Company does not control the investee companies’ activities. Management believes that the use of Operating Earnings or Loss enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that this measure follows industry practice and, therefore, allows the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

Operating Earnings decreased by $427 million in 2010 compared to 2009 primarily due to a decrease in the Non-life underwriting result of $451 million, a decrease in Life underwriting result of $40 million, higher corporate operating expenses of $35 million and various other factors. These factors contributing to a decrease in Operating Earnings were partially offset by a lower tax expense that is attributable to Operating Earnings of $108 million and an increase in net investment income of $77 million. Operating Earnings increased by $463 million in 2009 compared to 2008 primarily due to an increase in the Non-life underwriting result of $456 million and an increase in the Life underwriting result of $39 million, which was partially offset by a higher tax expense that is attributable to Operating Earnings of $47 million. These factors contributing to the increases or decreases in Operating Earnings in 2010 compared to 2009 and in 2009 compared to 2008 are further described in Overview and Review of Net Income below.

The presentation of Operating Earnings or Loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings available to common shareholders to the most comparable GAAP financial measure (in millions of U.S. dollars):

	2010	2009	2008
Net income	$853	$1,537	$47
Less:
Net realized and unrealized investment gains (losses), net of tax	301	497	(453)
Net realized gain on purchase of capital efficient notes, net of tax	—	57	—
Interest in earnings (losses) of equity investments, net of tax	12	16	(4)
Dividends to preferred shareholders	35	35	35

Operating earnings available to common shareholders	$505	$932	$469

Operating ROE: Management uses operating return on beginning common shareholders’ equity (Operating ROE) as a measure of profitability that focuses on the return to common shareholders. Management has set an average 13% Operating ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders for the risk assumed. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital attribution and underwriting pricing decisions, incorporate an Operating ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is attributed to each transaction for determining the transaction’s priced return on attributed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is attributed to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) attributing an appropriate amount of capital to each transaction based on the risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, (iii) assessing the diversification benefit, if any, of each transaction, and (iv) deploying available capital. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s 13% Operating ROE objective.

Operating ROE decreased from 22.3% in 2009 to 7.1% in 2010 primarily due to a higher beginning common shareholders’ equity balance in 2010 compared to 2009, which also resulted in a reduction in the Company’s premium leverage, and the decrease in Operating Earnings described above. The higher beginning common shareholders’ equity balance in 2010 was due to the increase in the number of shares outstanding following the issuance of shares to acquire Paris Re in the fourth quarter of 2009 and strong net income during 2009. Operating ROE increased from 12.3% in 2008 to 22.3% in 2009 due to the increase in Operating Earnings described above, partially offset by an increase in the number of shares outstanding following the issuance of shares to acquire Paris Re.

Average Operating ROE for the past five years was 18.6%. The 5-year average reflects higher Operating ROE primarily in 2006, 2007 and 2009, which were not impacted by any significant catastrophic losses.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most comparable GAAP financial measure:

	2010	2009 (1)	2008
Return on beginning common shareholders’ equity calculated with net income available to common shareholders	11.5%	37.5%	0.3%
Less:
Net realized and unrealized investment gains (losses), net of tax, on beginning common shareholders’ equity	4.2	13.3	(11.9)
Net realized gain on purchase of capital efficient notes, net of tax, on beginning common shareholders’ equity	—	1.6	—
Interest in earnings (losses) of equity investments, net of tax, on beginning shareholders’ equity	0.2	0.3	(0.1)

Operating return on beginning common shareholders’ equity	7.1%	22.3%	12.3%

(1)	For the year ended December 31, 2009, following the acquisition of Paris Re, Management adjusted the return on beginning common shareholders’ equity to be the sum of the results for the nine months ended September 30, 2009 divided by beginning of year common shareholders’ equity plus the results for the three months ended December 31, 2009 divided by beginning of year common shareholders’ equity plus the equity issued related to the acquisition of Paris Re.

Combined Ratio: The combined ratio is used industry-wide as a measure of underwriting profitability for Non-life business. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other operating expenses are less than the premiums earned on that business. While an important metric of underwriting profitability, the combined ratio does not reflect all components of profitability, as it does not recognize the impact of interest income earned on premiums between the time premiums are received and the time loss payments are ultimately made to clients. The key challenges in managing the combined ratio metric consist of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines or markets, and (iii) maintaining control over expenses.

From 2002 onwards, the Company had eight years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment, with the only exception being 2005. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%.

The Non-life combined ratio increased from 81.8% in 2009 to 95.0% in 2010 primarily due to 13.9 points resulting from losses and loss expenses related to the Chile Earthquake, New Zealand Earthquake, Deepwater Horizon and an aggregate contract covering losses in Australia and New Zealand. The combined ratio decreased from 94.1% in 2008 to 81.8% in 2009 primarily due to the absence of large catastrophic losses in 2009 compared to losses and loss expenses related to Hurricane Ike in 2008.

Comment on Non-GAAP Measures

Throughout this filing, the Company’s results of operations have been presented in the way that Management believes will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of the Company. This presentation includes the use of Operating Earnings or Loss and Operating ROE that are not calculated under standards or rules that comprise U.S. GAAP. These measures are referred to as non-GAAP financial measures within the meaning of Regulation G. Management believes that these non-GAAP financial measures are important to investors, analysts, rating agencies and others who use the Company’s financial information and will help provide a consistent basis for comparison between years and for comparison with the Company’s peer group, although non-GAAP measures may be defined or calculated differently by other companies. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. A reconciliation of these measures to the most comparable U.S. GAAP financial measures, net income and return on beginning common shareholders’ equity calculated with net income available to common shareholders, is presented above.

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

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital, especially in light of the recent disruptions in the global credit and capital markets. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the

Company’s Operating ROE. Consequently, Management closely monitors its capital needs and capital level throughout the cycle and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve the proper balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital and times when business opportunities are not so attractive, returning capital to shareholders by way of share repurchases and dividends. During 2010, the Company repurchased 14 million of its common shares for a total cost of $1.1 billion. In addition, the Company increased the quarterly dividends on its common shares by 17% during the year, from $0.47 per share for the three months ended December 31, 2009, to $0.55 per share for the three months ended December 31, 2010.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high quality, well balanced and liquid investment portfolio, and by matching the duration of its investments and investments underlying the funds held – directly managed account with that of its net reinsurance liabilities. In 2011, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events. The Company also maintains credit facilities with banks that can provide efficient access to cash in the event of an unforeseen cash requirement.

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry (See Risk Factors in Item 1A of Part I of this report). In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate return on their capital.

The Company has a clearly defined governance structure for risk management. Executive Management and the Board are responsible for setting the vision and goals including risk appetite and return expectations. Strategy and principles are recommended by Executive Management and approved by the Board. Key policies and Group policies are established by the Chief Executive Officer and policies at the next level down are established by Business Unit and functional management. Risk management policies and processes are coordinated by Group Risk Management and audited by Internal Audit. The results of audits are monitored by the Audit Committee of the Board.

Strategic risks are managed by Executive Management and include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry.

The Company manages assumed risk at a strategic level through diversification, risk appetite, and limits. For each key risk, the Board approves a risk appetite that the Company defines as the percentage of economic capital the Company is willing to expose to economic loss with a modeled probability of occurring once every 15 years and once every 75 years. The Company manages its exposure to key risks such that the modeled economic loss at a 1 in 15 year and a 1 in 75 year return period are less than the economic capital the Company is willing to expose to the key risks at those return periods. In addition, the Risk and Finance Committee of the Board approves aggregate risk limits for the key risks.

The Company’s risk limits are stated as explicit numerical expressions, such as total aggregate limits in a catastrophe zone, earned premium for casualty business, the market value of equity and equity-like securities and an extreme scenario for longevity business. Executive and Business Unit Management set additional specific and aggregate risk limits within the limits approved by the Risk and Finance Committee. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a quarterly basis, Management reviews and reports to the Board the actual utilization of limits against approved limits and modeled economic loss against approved appetite for the key risks.

Individual business units manage assumed risks, subject to the appetite and principles approved by the Board, limits approved by the Risk and Finance Committee, and policies established by Executive and Business Unit Management. At an operational level, business units manage assumed risk through risk mitigation strategies including strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

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

The major risks to the Company’s balance sheet are typically due to events that Management refers to as shock losses. The Company defines a shock loss as an event that has the potential to materially impact economic value. The Company defines its economic value as the difference between the net present value of tangible assets and the net present value of liabilities, using appropriate risk discount rates, plus the unrecognized value of the Life portfolio. For traded assets, the calculated net present values are equivalent to market values.

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

The Company seeks to maintain a risk appetite moderately above the average of the reinsurance market because Management believes that this position offers the best potential for creating shareholder value at an acceptable risk level. The most profitable products generally present the most volatility and potential risk. Management believes that the Company’s actual risk profile is equal to or less than the average of the reinsurance market because of the level of diversification achieved in the portfolio, the strict adherence to risk appetite and limits, and the risk mitigation strategies employed.

Catastrophe Risk

The Company defines this risk as the risk that the aggregate losses from natural perils materially exceed the net premiums that are received to cover such risks. The Company considers both the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any year.

The Company imposes a limit to catastrophe risk from any single loss through exposure limit caps in each zone and to each peril. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. The Company also manages its catastrophe exposures such that the chance of an economic loss to the Company from all catastrophe losses in aggregate in any one year exceeding $1.6 billion has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary and vendor models that take into account the likely frequency and severity of catastrophic events with a forward looking approach using exposure. This quantitative analysis is supplemented with the professional judgment of experienced underwriters. At December 31, 2010, the modeled economic loss to the Company from a 1 in 75 year catastrophic loss was $1.3 billion, in aggregate, for all zones.

Catastrophe risk is managed through the real-time allocation of catastrophe exposure capacity in each exposure zone to different business units, regular catastrophe modeling and a combination of quantitative and qualitative analysis. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Not all zones have the same limit and zones are broadly defined so that it would be highly unlikely for any single event to substantially erode the aggregate exposure limits from more than one zone. Even extremely high severity/low likelihood events will only partially exhaust the limits in any zone, as they are likely to only affect a part of the area covered by a wide zone.

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

The Company’s limit for casualty reserving risk represents the total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods. The Company also manages its casualty and other long-tail lines exposure such that the chance of an economic loss to the Company from prior years’ deterioration in casualty and other long-tail reserves exceeding $0.8 billion has a modeled probability of occurring less than once every 15 years. To measure this probability, the Company uses proprietary models that contemplate the range of possible reserve outcomes given historic volatility of the Company’s and industry reserve development data and the possible impacts upon the range of reserves of risk factors inherent in the current booked reserves. This quantitative analysis is supplemented with the professional judgment of experienced actuaries. At December 31, 2010, the modeled economic loss to the Company from a 1 in 15 year casualty and other long-tail lines prior years’ reserve development was $0.4 billion.

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

The Company limits the amount of equity and equity-like securities to a percentage of economic capital. The Company also manages its equity and equity-like exposures such that the chance of an economic loss to the Company of a severe decline in value of equity and equity-like securities exceeding $1.2 billion has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary and vendor models that contemplate the range of historic and possible future returns. This quantitative analysis is supplemented with the professional judgment of experienced investment professionals and actuaries. At December 31, 2010, the modeled economic loss to the Company from a 1 in 75 year equity and equity-like value decline was $0.5 billion.

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

Longevity Risk

The Company considers longevity exposure to have a material accumulation potential and has established a limit to manage the risk of loss associated with this exposure. The Company defines longevity risk as the potential for increased actual and future expected annuity payments resulting from annuitants living longer than expected, or the expectation that annuitants will live longer in the future. Assuming longevity risk, through reinsurance or capital markets transactions, is part of the Company’s strategy of building a diversified portfolio of risks. While longevity risk is highly diversifying in relation to other risks in the Company’s portfolio (e.g. mortality products), longevity risk itself is a systemic risk with little opportunity to diversify within the risk class. Longevity risk accumulates across cedants, geographies, and over time because mortality trends can impact diverse populations in the same manner. Longevity risk can manifest slowly over time as experience proves annuitants are living longer than original expectations, or abruptly as in the case of a “miracle drug” that increases the life expectancy of all annuitants simultaneously.

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

The limits and actual exposures of the Company for its four major risks are as follows:

Risk	Limit at December 31, 2010	Utilized at December 31, 2010	Utilized at December 31, 2009
Catastrophe risk—largest zonal limit	$2.8 billion	$2.5 billion	$2.4 billion
Casualty reserving risk—total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	3.0 billion	3.4 billion
Equity investment risk—value of equity and equity-like securities	3.3 billion	1.5 billion	1.2 billion
Longevity risk—net present value loss from extreme mortality improvement scenario	2.0 billion	1.0 billion	N/A

N/A: not applicable

The following table summarizes risk appetite and modeled economic loss for the Company’s major risks discussed above:

Risk	Risk Appetite at December 31, 2010 (1)	Modeled Economic Loss at December 31, 2010 (1)	Modeled Economic Loss at December 31, 2009
Catastrophe risk—1 in 75 year annual aggregate loss	$1.6 billion	$1.3 billion	$1.3 billion
Casualty reserving risk—casualty and other long-tail lines 1 in 15 year prior years reserve development	0.8 billion	0.4 billion	0.5 billion
Equity investment risk—1 in 75 year decline in value	1.2 billion	0.5 billion	0.4 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

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

Method Weights

In determining the loss reserves, the Company often relies on a blend of the results from two or more methods (e.g., weighted averages). The judgment as to which of the above method(s) is most appropriate for a particular underwriting year and reserving cell could change over time as new information emerges regarding underlying loss activity and other data issues. Furthermore, as each line is typically composed of several reserving cells, it is likely that the reserves for the line will be dependent on several reserving methods. This is because reserves for a line are the result of aggregating the reserves for each constituent reserving cell and that a different method could be selected for each reserving cell. Although it is not appropriate to refer to reserves for a line as being determined by a particular method, the table below summarizes the methods that were given principal weight in selecting the best estimates of reserves in each reserving line and can therefore be viewed as key drivers of selected reserves. The table distinguishes methods for mature and immature underwriting years, as they are often different. The definition of maturity is specific to a line and is related to the reporting tail. If at the reserve evaluation date, a significant proportion of losses for the underwriting year are expected to have been reported, then the underwriting year is deemed to be mature, otherwise it is deemed to be immature. For short-tail lines, such as property or agriculture, immature years can refer to the one or two most recent underwriting years, while for longer tail lines, such as casualty, immature years can refer to the three or four most recent underwriting years. To the extent that the principal reserving methods used for major components of a reserving line are different, these are separately identified in the table below.

Reserving line for Non-life Segment	Non-life Sub-segment	Immature Underwriting Years	Mature Underwriting Years
Agriculture	North America and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Aviation / Space	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL
Casualty	North America	Expected Loss Ratio	Reported B-F
Casualty / Specialty Casualty	Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F
Catastrophe	Catastrophe	Expected Loss Ratio based on exposure analysis	Reported B-F
Credit / Surety	North America and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F /Reported B-K
Energy Onshore	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F / Reported B-K	Reported CL / Reported B-F
Engineering	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL
Marine / Energy Offshore	Global (Non-U.S.) Specialty	Reported B-F / Expected Loss Ratio	Reported B-F
Motor	North America	Expected Loss Ratio	Expected Loss Ratio / Reported B-F
Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio	Reported B-F
Motor—Proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F	Reported B-F
Multiline	North America	Expected Loss Ratio / Reported B-F	Reported B-F
Property	North America	Reported B-F / Expected Loss Ratio	Reported B-F
Property / Specialty Property	Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Reported B-K / Expected Loss Ratio / Reported B-F	Reported CL
Other	North America, Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Periodic actuarial studies	Periodic actuarial studies

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

The Company’s best estimate of total loss reserves is typically in excess of the midpoint of the actuarial ultimate liability estimate. The Company believes that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature underwriting years that may not be adequately captured through traditional actuarial projection methodologies. As discussed above, these methodologies usually rely heavily on projections of prior year trends into the future. In selecting its best estimate of future liabilities, the Company considers both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial liability estimates. The selected best estimates of reserves are always within the reasonable range of estimates indicated by the Company’s actuaries. In determining the appropriate best estimate, the Company reviews (i) the position of overall reserves within the actuarial reserve range, (ii) the result of bottom up analysis by underwriting year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial estimates, such as potential for outstanding litigation, claims practices of cedants, etc.

During 2010, 2009 and 2008, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment and, in light of developing data, determined to adjust its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for the Company’s Non-life segment for the years ended December 31, 2010, 2009 and 2008 (in millions of U.S. dollars):

	2010	2009	2008
Net prior year favorable reserve development:
Non-life segment:
North America	$165	$177	$112
Global (Non-U.S.) P&C	98	152	163
Global (Non-U.S.) Specialty	171	108	65
Catastrophe	44	49	78

Total net Non-life prior year favorable reserve development	$478	$486	$418

For a discussion of net prior year favorable reserve development by segment and sub-segment, see Results by Segment below and Note 9 to Consolidated Financial Statements in Item 8 of Part II of this report.

The table below summarizes the net prior year favorable (adverse) reserve development for the year ended December 31, 2010 by reserving line for the Company’s Non-life segment (in millions of U.S. dollars):

Reserving lines	Net favorable (adverse) prior year reserve development
Agriculture	$57
Aviation / Space	47
Casualty / Specialty Casualty	91
Catastrophe	44
Credit / Surety	56
Energy Onshore	20
Engineering	30
Marine / Energy Offshore	38
Motor—North America business	(9)
Motor—Non-U.S. Non-proportional business	38
Motor—Non-U.S. Proportional business	(8)
Multiline	9
Property / Specialty Property	61
Other	4

Total net Non-life prior year favorable reserve development	$478

The following paragraphs discuss how losses paid and reported during the year ended December 31, 2010 compared with the Company’s expectations, and how the Company modified its reserving parameter assumptions in line with the emerging development in each reserving line.

Agriculture : Aggregate losses reported during the year for North America business were below the Company’s expectations, and primarily related to the 2009 underwriting year, while Global (Non-U.S.) business was in line with expectations. The Company lowered its loss ratio picks, but did not otherwise materially alter its reserving assumptions.

Aviation / Space: Although impacted by several large losses in 2010, the overall losses reported during the year were significantly lower than the Company’s expectations for most underwriting years. The Company reflected this experience by selecting lower loss ratios for underwriting years 2008 and prior.

Casualty / Specialty Casualty: Aggregate losses reported for North America casualty lines have been significantly lower than expected, predominantly for underwriting years 2003-2006, and the Company reflected this experience by lowering its loss ratio picks for those underwriting years. For Global (Non-U.S.) lines, overall reported losses were generally consistent with expectations due to the higher than expected losses reported in Global (Non-U.S.) Specialty being offset by lower than expected losses reported in Global (Non-U.S.) P&C. The Company reflected this experience by increasing its loss ratios for Global (Non-U.S.) Specialty lines and reducing its loss ratios for Global (Non-U.S.) P&C lines. Losses relating to the financial crisis for both North America and Global (Non-U.S.) business continue to emerge at much lower than expected levels, which has led the Company to reduce its overall loss provision for the financial crisis.

Catastrophe: Losses reported in this line are largely a function of the presence or absence of catastrophic events during the year. Losses reported during the year in respect of prior years’ catastrophe events were lower than expected and the Company reflected this experience by reducing its loss ratio picks.

Credit / Surety: Aggregate losses reported during the year were lower than expected for North America business and the Company reflected this experience by selecting lower loss ratios. For Global (Non-U.S.) business, loss development was significantly better than expected, especially for the underwriting years 2008 and 2009 which were impacted by the financial crisis. The Company reduced the loss ratios for these years reflecting the fact that loss emergence was lower than expected.

Energy Onshore: Aggregate reported losses were lower than expected during the year and the Company reduced its loss ratios to reflect this experience, including specific reductions to the loss estimates for Hurricane Ike. The Company did not materially change its reserving assumptions for this line.

Engineering: Aggregate reported losses for underwriting years 2004, 2008 and 2009 were significantly lower than expected and the Company has reduced the loss ratios for those years to reflect the favorable loss emergence.

Marine/Energy Offshore: Aggregate reported losses during the year were higher than expected due to Deepwater Horizon exposure in underwriting year 2009. Excluding this event, losses developed better than expected. The Company reacted to the favorable experience and reduced the loss ratios for the 2007 and 2008 underwriting years.

Motor:

•

Aggregate losses reported for North America motor line were higher than expected for underwriting years 2008 and 2009. The Company increased its expected loss ratios and selected higher loss ratios reflecting this development for those specific years. Underwriting years 2005 and prior are developing favorably and the Company reduced the loss ratios for these years.

•

Aggregate losses reported for Global (Non-U.S.) motor non-proportional line were significantly lower than expectations in most countries. The Company reflected this by lowering loss ratio picks in addition to changing loss development assumptions.

•

Aggregate losses reported for Global (Non-U.S.) motor proportional line were higher than expected for underwriting years 2007 and 2009 and the Company reflected this experience by using reserving methods that give more weight to experience.

Multiline: Reported losses were higher than expected for underwriting year 2009 and generally lower than expected for 2008 and prior underwriting years. The Company reflected this experience by updating the loss development factors.

Property / Specialty Property: Aggregate losses reported for North America property lines were lower than expected, and the Company selected reserving methods that gave more weight to the actual development. Losses reported for Global (Non-U.S.) property lines were lower than expected for most years. The Company reflected this experience by updating its loss development factors while using reserving methods that give more weight to the actual development leading to a lowering of its loss ratio picks for those years.

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

Reserving lines selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	5 points	3 months	2%	(5) points	(3) months	(2)%
Aviation / Space	5	3	5	(5)	(3)	(5)
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit / Surety	5	3	2	(5)	(3)	(2)
Energy Onshore	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Marine / Energy Offshore	5	3	5	(5)	(3)	(5)
Motor— North America business	5	3	2	(5)	(3)	(2)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Multiline	5	6	5	(5)	(6)	(5)
Property / Specialty Property	5	3	2	(5)	(3)	(2)

Reserving lines selected sensitivity (in millions of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	$5	$10	$0	$(5)	$(5)	$—
Aviation / Space	10	35	15	(10)	(15)	(15)
Casualty / Specialty Casualty	285	145	190	(295)	(135)	(235)
Catastrophe	10	40	10	(10)	(25)	(5)
Credit / Surety	20	40	10	(25)	(15)	(10)
Energy Onshore	5	15	5	(5)	(10)	—
Engineering	30	40	40	(30)	(35)	(25)
Marine / Energy Offshore	10	45	20	(15)	(20)	(15)
Motor— North America business	10	20	15	(10)	(10)	(10)
Motor—Non-U.S. Non-proportional business	40	35	50	(40)	(35)	(55)
Motor—Non-U.S. Proportional business	5	—	5	(5)	(5)	(5)
Multiline	10	15	25	(5)	(15)	(20)
Property/Specialty Property	35	100	15	(35)	(35)	(10)

(1)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

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

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded as of December 31, 2010 by reserving line for the Company’s Non-life operations (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Agriculture	$16	$—	$106	$122	$—	$122
Aviation / Space	253	7	182	442	(44)	398
Casualty / Specialty Casualty	1,461	145	2,780	4,386	(47)	4,339
Catastrophe	313	138	419	870	(27)	843
Credit / Surety	244	4	176	424	(4)	420
Energy Onshore	105	1	83	189	(1)	188
Engineering	235	—	162	397	(10)	387
Marine / Energy Offshore	344	2	328	674	(93)	581
Motor— North America business	218	4	188	410	—	410
Motor—Non-U.S. Non-proportional business	488	3	500	991	(2)	989
Motor— Non-U.S. Proportional business	165	—	55	220	(23)	197
Multiline	74	18	124	216	—	216
Property / Specialty Property	733	5	566	1,304	(98)	1,206
Other	3	—	19	22	—	22

Total Non-life reserves	$4,652	$327	$5,688	$10,667	$(349)	$10,318

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available as of December 31, 2010. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

The Company’s best estimates are point estimates within a reasonable range of actuarial liability estimates. These ranges are developed using stochastic simulations and techniques and provide an indication as to the degree of variability of the loss reserves. The Company interprets the ranges produced by these techniques as confidence intervals around the point estimates for each Non-life sub-segment. However, due to the inherent volatility in the business written by the Company, there can be no guarantee that the final settlement of the loss reserves will fall within these ranges.

The point estimates recorded by the Company, and the range of actuarial estimates at December 31, 2010 and 2009, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2010 Net Non-life segment loss reserves:
North America	$3,173	$3,390	$2,506
Global (Non-U.S.) P&C	2,693	2,937	2,332
Global (Non-U.S.) Specialty	3,609	3,764	3,207
Catastrophe	843	889	795

2009 Net Non-life segment loss reserves:
North America	$3,318	$3,600	$2,665
Global (Non-U.S.) P&C	2,805	3,004	2,409
Global (Non-U.S.) Specialty	3,658	3,883	3,315
Catastrophe	694	726	661

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the $10,318 million of net loss reserves as of December 31, 2010, $1,239 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement, and are not subject to loss reserve variability. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report.

The impacts of the global financial and economic crisis on the Company’s reinsurance underwriting operations abated in 2010. The Company has continued to review its loss estimates and has decreased its reserves during 2010 in certain affected lines of business for certain underwriting years, reflecting actual claims payments combined with loss emergence being less than anticipated based on information provided by cedants. Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for North America and Global (Non-U.S.) specialty casualty, North America and Global (Non-U.S.) credit/surety lines of business and other potentially exposed classes of business contemplate a reasonable provision for exposures related to the effect of increased financial stress in the world economies during 2008 and 2009. The Company is unaware of any specific issues that would materially affect its unpaid loss and loss expenses estimates related to this exposure.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses at December 31, 2010 included $214 million that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2010 was $222 million, which primarily relates to Paris Re’s gross liability for asbestos and environmental claims for pre-2006 accident years of $144 million, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $78 million in gross reserves, the majority of the reserves relate to casualty exposures in the United States arising from business written by PartnerRe SA and PartnerRe U.S.

Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its unpaid losses and loss expense reserves related to this exposure (see Note 9 to Consolidated Financial Statements in Item 8 of Part II of this report).

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life segment, which predominately includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes traditional death and disability covers (with various riders), term assurance and critical illness (TCI) written in the UK and Ireland, and guaranteed minimum death benefit (GMDB) written in Continental Europe.

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

Longevity

The reserves for the annuity portfolio of reinsurance contracts within the longevity book are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP. Many of these contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Annuity payments and expenses for policies within the annuity reinsurance portfolio are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element (mortality, expenses and interest) are determined at the issue of the contract and are locked-in throughout the term of the contract unless a premium deficiency exists. Assumptions reflect the Company’s best estimates and are supplemented by provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract.

For standard annuities, the main risk is a faster increase in future life span than expected in the medium to long term. Non-standard annuities are annuities sold to people with aggravated health conditions and are usually medically underwritten on an individual basis. The main risk in non-standard annuities is an inadequate assessment of the future life span of the people insured.

For the year ended December 31, 2010, the Company increased net prior year reserves related to its longevity book by $23 million, primarily due to an improvement in the mortality trend related to an impaired life annuity (ILA) treaty. For the year ended December 31, 2009, the Company increased net prior year reserves related to its longevity book by $6 million due to changes in the best estimate of future mortality assumptions related to certain mortality swaps and ILA treaties.

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

The reserves for the long-term traditional mortality and TCI reinsurance portfolio are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP. Assumptions for each element (mortality, critical illness, lapses, expenses and interest) are determined at the issue of the contract and are locked-in throughout the term of the contract unless a premium deficiency exists. Assumptions reflect the Company’s best estimates and are supplemented by provisions for adverse deviations on the key risk elements (i.e. mortality, critical illness, lapses and interest).

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

For the year ended December 31, 2010, the Company decreased net prior year reserves related to its mortality book by $11 million. The reserve decrease predominately resulted from favorable development of $17 million related to the GMDB portfolio, driven by new cedant information and updated assumptions, and was partially offset by adverse development predominantly related to certain other short-term mortality business. For the year ended December 31, 2009, the Company decreased net prior year reserves related to its mortality book by $21 million. The reserve decrease predominately resulted from favorable financial markets impacts on the GMDB portfolio driven by the recovery in the capital markets, which resulted in a $16 million decrease in future policy benefits on capital markets linked products, as well as favorable development on certain other mortality business.

The following table provides the gross and net reserves for the Company’s life reinsurance book at December 31, 2010 (in millions of U.S. dollars):

Reserving lines	Case reserves	IBNR reserves	Reserves for future policy benefits	Total Life reserves recorded
Longevity	$1	$97	$611	$709
Mortality	163	443	435	1,041

Total gross reserves	164	540	1,046	1,750
Ceded reserves	(3)	(6)	(5)	(14)

Total net reserves	$161	$534	$1,041	$1,736

Total reserves for future policy benefits include provisions for adverse deviation of $85 million and $59 million at December 31, 2010 and 2009, respectively. The increase in the provision for adverse deviation is a result of new mortality swaps written in the longevity line in 2010.

As an example of the sensitivity of the Company’s policy benefits for life and annuity contracts to reserving parameter assumptions, the table below summarizes, by reserving line, the effect of different assumption selections.

Reserving lines	Factors	Change	Impact on total Life reserves (in million of U.S. dollars)
Longevity
Impaired life annuity	Life expectancy	+ 1 year	$36
Other annuities	Mortality improvements per annum	+1%	122
Mortality
Long-term and TCI	Mortality	+1%	20
GMDB	Stock market performance	- 10%	5

The sensitivity of a 1% per annum improvement in mortality rates related to other annuities in the longevity line has increased from $19 million in 2009 to $122 million in 2010 due to two significant mortality swaps written in the longevity line during 2010.

It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual results. Approximately, 42%, 48% and 45% of the Company’s reported net premiums written for 2010, 2009 and 2008, respectively, were based upon estimates.

Under proportional treaties, which represented 66% of gross premiums written for the year ended December 31, 2010, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 34% of gross premiums written for the year December 31, 2010, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

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

The magnitude and impact of a change in premium estimate differs for proportional and non-proportional treaties. Non-proportional treaties generally include a fixed minimum premium and an adjustment premium, which is generally less than 5% of the fixed minimum premium. While fixed minimum premiums require no estimation, adjustment premiums are estimated and could be subject to changes in estimates. Although proportional treaties may be subject to larger changes in premium estimates, as the Company generally receives cedant statements in arrears and must estimate all premiums for periods ranging from one month to more than one year (depending on the frequency of cedant statements), the pre-tax impact is mitigated by changes in the cedant’s related reported acquisition costs and losses. The impact of the change in estimate on premiums earned and pre-tax results varies depending on when the change becomes known during the risk period and the underlying profitability of the treaty. For the year ended December 31, 2010, the Company recorded increases of $10 million and $8 million in net premiums written and net premiums earned, respectively, related to changes in Non-life premium estimates of prior year reported premiums. These reductions, after the corresponding adjustments to acquisition costs and losses and loss expenses, had no material impact on consolidated pre-tax net income. However, these adjustments for the year ended December 31, 2010 are the result of offsetting impacts in the Company’s Non-life sub-segments. The Company’s Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Catastrophe sub-segments reported combined increases in net premiums written and net premiums earned of $47 million and $34 million, respectively, which were partially offset by the North America sub-segment, which reported decreases in net premiums written and net premiums earned of $37 million and $26 million, respectively.

A 5% increase (decrease) in net premium written estimates and the corresponding acquisition costs for all of the Company’s Non-life non-proportional treaties would increase (decrease) the 2010 pre-tax net income by approximately $30 million, assuming the changes become known at the mid-point of the risk period and assuming no change in losses and loss expenses.

For proportional treaties, the impact of a change in net premium written estimates on pre-tax income varies depending on the losses and loss expenses and acquisition costs of the treaties affected by the change. For example, a 5% increase (decrease) in net premiums written and the corresponding acquisition costs and losses and loss expenses in 2010 across all Non-life proportional treaties would increase (decrease) pre-tax net income by approximately $8 million, applying the 2010 reported technical ratio and assuming that the changes become known at the mid-point of the risk period.

A 1% increase (decrease) in acquisition costs for all of the Company’s Non-life treaties (both proportional and non-proportional) for the year ended December 31, 2010, would decrease (increase) pre-tax net income by approximately $4 million, assuming no change in premium estimates and that the changes become known at the mid-point of the risk period.

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

Income Taxes

Under U.S. GAAP, a deferred tax asset or liability is to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. U.S. GAAP also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company also establishes tax liabilities relating to uncertain tax positions as defined under U.S. GAAP (see Notes 2(l) and Note 15 to Consolidated Financial Statements in Item 8 of Part II of this report).

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2010 of $95 million, net of a valuation allowance of $20 million. The most significant components of the deferred tax asset relate to loss reserve discounting for tax purposes.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, capital gains and losses, and technical and expense ratios. Based on these projections and an analysis of the ability to utilize loss and foreign tax credits carryforwards at the taxable entity level, Management evaluates the need for a valuation allowance. At December 31, 2010, the Company recorded a valuation allowance of $20 million primarily related to foreign tax credit carryforwards in Ireland. No valuation allowance was recorded at December 31, 2009. A 10% decrease in the deferred tax asset of $95 million as of December 31, 2010 would result in a $10 million charge to net income and a corresponding decrease in total assets.

The net deferred tax liabilities as of December 31, 2010 were $254 million. In accordance with U.S. GAAP, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions. A 10% increase in the deferred tax liability as of December 31, 2010 would result in a $25 million charge to net income and a corresponding increase in total liabilities.

The Company’s unrecognized tax benefit related to uncertain tax positions was a liability of $52 million at December 31, 2010. A 10% increase in the unrecognized tax benefit as of December 31, 2010 would result in a $5 million charge to net income and a corresponding increase in total liabilities.

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

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. See Note 3 to Consolidated Financial Statements in Item 8 of Part II of this report for more detail on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities and short-term investments, equities, other invested assets and its fixed maturities, short-term investments and certain other assets underlying the funds held – directly managed account. See Note 6 to Consolidated Financial Statements in Item 8 of Part II of this report for more discussion of the Company’s use of derivative financial instruments.

The Company records all of its fixed maturity, short-term and equity investments, certain other invested assets, including derivative financial instruments, and its fixed maturities, short-term investments and certain other invested assets underlying the funds held – directly managed account at fair value in its Consolidated Balance Sheets. The changes in fair value of all of the Company’s investments, carried at fair value, are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations and are included in the determination of net income in the period in which they are recorded.

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2010, the Company had $500 million of Level 3 assets, including fixed maturities of $346 million, equities of $43 million, other invested assets of $78 million and investments underlying the funds held – directly managed account of $33 million. For the Company’s Level 3 fixed maturities, equities, other invested assets and investments underlying the funds held – directly managed account, a 10% decline in the fair value of these investments would result in a $50 million pre-tax charge to net income and a corresponding reduction in total assets.

In addition, included in the Company’s other invested assets are various investments which are accounted for using the cost method of accounting, equity method of accounting or investment company accounting, totaling $241 million at December 31, 2010. The Company does not measure its investments that are accounted for using any of these three methods at fair value. For investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting, a 10% decline in the carrying value of these investments would result in a $24 million pre-tax charge to net income and a corresponding reduction in investments and total assets.

The Company utilizes derivatives for a variety of purposes (Note 6 to Consolidated Financial Statements in Item 8 of Part II of this report). The Company’s derivatives are carried at fair value, which is based on quoted market prices or internal valuation models where quoted market prices are not available. Most of the Company’s derivatives are fair valued using quoted prices in active markets (fair value of $23 million unrealized gain at December 31, 2010), referred to as Level 1 assets, or using significant other observable inputs (fair value of $10 million unrealized gain at December 31, 2010), referred to as Level 2 assets. In addition, the Company has certain total return swaps that are fair valued using significant other unobservable inputs, and are included in the Level 3 other invested assets. Those total return swaps that are classified as Level 3 have a fair value of $7 million unrealized loss on notional exposure of $156 million.

In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. However, at December 31, 2010, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $4 million decrease or a $5 million increase, respectively, in the fair value of its total return and interest rate swap portfolio.

The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio references many different underlying assets with a number of risk factors. At December 31, 2010, the notional value of the total return swap portfolio was $161 million and the fair value of the assets underlying the entire total return swap portfolio was $149 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $1 million increase or decrease, respectively, in the fair value of its total return swap portfolio.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re and Paris Re. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset of $456 million as of December 31, 2010.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. The fair value of the reporting units is determined based on the earnings multiple, present value of estimated cash flows and present value of future profits methods. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred.

Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and unearned premiums, as well as the fair values of renewal rights and U.S. licenses arising from the acquisition of Paris Re. Definite-lived intangible assets are amortized over their useful lives, generally ranging from two to eleven years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying value of the intangible assets is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying value and the fair value. Based upon the Company’s assessment, there was no impairment of its intangible assets of $179 million as of December 31, 2010.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies, except the euro, in 2010 compared to 2009 and was stronger against most currencies in 2009 compared to 2008; and

•

the U.S. dollar ending exchange rate weakened against most currencies, except the euro and British pound, at December 31, 2010 compared to December 31, 2009 and weakened against most currencies at December 31, 2009 compared to December 31, 2008.

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income per share is obtained by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income available to common shareholders is defined as net income less preferred dividends. See the discussion of the non-GAAP performance measures that the Company uses (Operating Earnings or Loss and Operating ROE) and the reconciliation of those non-GAAP measures to the most comparable GAAP measures in Key Financial Measures above.

The year over year comparison of the Company’s results is primarily affected by the acquisition of Paris Re in 2009 and costs related to its integration in 2010, losses related to large catastrophic events in 2010 and 2008, losses related to Deepwater Horizon and an aggregate contract in 2010 and the effects of the global financial and economic crisis in 2009 and 2008. To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

The Consolidated Statements of Operations and Cash Flows include the results of Paris Re from October 2, 2009, the date of acquisition of the controlling interest. Following the completion of the Company’s integration of Paris Re into its other Non-life sub-segments, and to reflect other changes in management responsibilities for certain lines of business and treaties, the Company redefined its financial reporting segments. As a result, segment data for prior periods has been recast to conform to the current year presentation (See Note 22 to Consolidated Financial Statements in Item 8 of Part II of this report).

In April 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Employees participating in the voluntary plan have no compulsory notice periods, however, their expected leaving dates are largely through mid 2012. Participating employees will continue to receive salary and other employment benefits until they leave the Company. In 2010, the Company recorded pre-tax charges of $41 million related to the costs of the voluntary plan within other operating expenses. The continuing salary and other employment benefits costs related to employees participating in the voluntary plan will be expensed as the employee provides service and remains with the Company.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain years may include unusually low loss experience, while results for other years may include significant catastrophic losses. For example, the Company’s results for 2009 included no significant catastrophic losses, while 2010 and 2008 included losses from large catastrophic events.

In 2010, the Company incurred net losses of $288 million and $149 million related to the impact of the Chile Earthquake and New Zealand Earthquake, respectively. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and additional uncertainty exists, specifically with respect to the Chile Earthquake, due to the place of occurrence and the magnitude of event. The Company’s actual losses from the Chile Earthquake and New Zealand Earthquake may exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters.

The following table reflects the combined impact of the Chile Earthquake and New Zealand Earthquake losses and the impact on the Company’s technical result and pre-tax income by segment and sub-segment for the year ended December 31, 2010 (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$—	$(157)	$(71)	$(249)	$(477)	$—	$—	$(477)
Reinsurance recoverable	—	—	17	17	34	—	—	34

Net losses and loss expenses and life policy benefits	$—	$(157)	$(54)	$(232)	$(443)	$—	$—	$(443)
Reinstatement premiums earned	—	1	(1)	6	6	—	—	6

Impact on technical result and pre-tax income	$—	$(156)	$(55)	$(226)	$(437)	$—	$—	$(437)

On April 20, 2010, Deepwater Horizon in the Gulf of Mexico exploded and subsequently sank. The Company has exposure to this event primarily through its Global (Non-U.S.) Specialty and North America sub-segments and incurred net losses of $74 million in 2010. The Company’s loss estimate remains uncertain, given the significant uncertainty regarding liability exposure, primarily related to pollution.

The following table reflects the impact of the Deepwater Horizon losses on the Company’s technical result and pre-tax income by segment and sub-segment for the year ended December 31, 2010 (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$(5)	$—	$(116)	$—	$(121)	$—	$—	$(121)
Reinsurance recoverable	—	—	44	—	44	—	—	44

Net losses and loss expenses and life policy benefits	$(5)	$—	$(72)	$—	$(77)	$—	$—	$(77)
Reinstatement premiums earned	—	—	3	—	3	—	—	3

Impact on technical result and pre-tax income	$(5)	$—	$(69)	$—	$(74)	$—	$—	$(74)

In addition, the Company incurred net losses of $48 million, pre-tax, related to an aggregate contract as a result of the significant number of losses that occurred in Australia and New Zealand during 2010. This loss was recorded in the Company’s Catastrophe sub-segment.

During the second half of 2008, the world’s financial markets experienced unprecedented events and severe dislocation, resulting in decreases in interest rates, widened credit spreads and declines in equity markets. The U.S. dollar strengthened against most currencies. Beginning in the second quarter of 2009, and continuing for the rest of the year, the financial markets showed improvement, primarily with partial recovery in worldwide equity and credit markets. During 2009, credit spreads narrowed and risk-free rates increased. The increases in risk-free rates in 2009 were significantly lower than the decreases in risk-free rates in 2008. The global economy and financial markets continued to improve during 2010 reflecting decreases in U.S. and European risk-free rates, rising equity markets and modest declines in credit spreads. As a result of these movements, the fair value of the Company’s investment portfolio and cash and cash equivalents increased as of December 31, 2010 compared to December 31, 2009, primarily due to an increase in the fair value of fixed maturities and equities, as well as net cash provided by operating activities, which was partially offset by the impact of foreign exchange.

The impacts of the global financial and economic crisis on the Company’s reinsurance underwriting operations have abated in 2010. The Company has continued to review its loss estimates and has modestly decreased its reserves during 2010 in certain affected lines of business for certain underwriting years, reflecting actual claims activity being less than anticipated based on information provided by cedants. The Company’s loss reserves related to the impacted lines of business represent Management’s best estimate of the cost to settle the ultimate liabilities related to these events based on information available at December 31, 2010.

These events and the volatility in the capital or credit markets are discussed below in Review of Net Income, Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income, preferred dividends, net income available to common shareholders and diluted net income per share for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions of U.S. dollars, except per share data):

	2010	2009	2008
Net income	$853	$1,537	$47
Less: preferred dividends	35	35	35

Net income available to common shareholders	$818	$1,502	$12
Diluted net income per share	$10.46	$23.51	$0.22

2010 over 2009

The decrease in net income, net income available to common shareholders and diluted net income per share for 2010 compared to 2009 resulted primarily from:

•

a decrease in the Non-life underwriting result of $451 million, driven by large catastrophic losses related to the Chile Earthquake and New Zealand Earthquake, and losses related to Deepwater Horizon and an aggregate contract covering losses in Australia and New Zealand;

•	a decrease in pre-tax net realized and unrealized investment gains of $189 million;

•	no activity related to the Company’s capital efficient notes (CENts) in 2010 compared to a gain of $89 million on purchase of CENts in 2009;

•	a decrease in Life underwriting result of $40 million, primarily driven by an increase in net adverse prior year loss development in the longevity line;

•	an increase in other corporate operating expenses of $35 million, primarily driven by charges related to the voluntary plan; and

•	various other factors, the primary one being an increase in amortization of intangible assets of $37 million; which were partially offset by

•	a decrease in income tax expense of $133 million, resulting primarily from a lower pre-tax income; and

•	an increase in net investment income of $77 million, driven by the inclusion of Paris Re’s net investment income for a full year in 2010 compared to the fourth quarter only in 2009.

2009 over 2008

The increase in net income, net income available to common shareholders and diluted net income per share for 2009 compared to 2008 resulted primarily from:

•	an increase in pre-tax net realized and unrealized investment gains of $1,122 million;

•

an increase in the Non-life underwriting result of $456 million, primarily driven by the absence of large catastrophic losses and an increase in net favorable loss development on prior accident years; and

•	net realized gain on purchase of CENts of $89 million; partially offset by

•	an increase in the related income tax expense of $252 million.

These items are further described in the Review of Net Income below.

In addition to the above and subsequent to December 31, 2010, during January 2011, torrential rain and widespread flooding impacted large areas of Australia, including Queensland and Victoria. Additionally, on February 3, 2011, Tropical Cyclone Yasi made landfall as a Category 4 storm in North Queensland, Australia, causing widespread property damage and flooding across the region. The Company’s initial total net loss estimate for these events is expected to be in the range of $80 to $110 million, pre-tax, net of retrocession and reinstatement premiums, and primarily recorded within the Company’s Global (Non-U.S.) P&C and Catastrophe sub-segments. The Company is continuing to assess its exposure related to these events.

On February 22, 2011, a major earthquake measuring 6.3 on the Richter Scale caused severe damage in Christchurch, New Zealand. The Company has exposure to this event primarily through its Global (Non-U.S.) P&C and Catastrophe sub-segments. The Company is currently assessing its potential claims related to this event, but information as of February 28, 2011 is not sufficient to arrive at a reasonable estimate.

Review of Net Income

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains and losses and interest in earnings or losses of equity investments. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains and losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains and losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income include net realized gain on purchase of CENts in 2009, technical result and other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains and losses and income tax expense.

The components of net income for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Underwriting result:
Non-life	$204	(69)%	$655	230%	$199
Life	(51)	362	(11)	(78)	(50)
Investment result:
Net investment income	673	13	596	4	573
Net realized and unrealized investment gains (losses)	402	(32)	591	NM	(531)
Interest in earnings (losses) of equity investments (1)	13	(19)	16	NM	(5)
Corporate and Other:
Net realized gain on purchase of capital efficient notes	—	NM	89	NM	—
Technical result (2)	—	(99)	10	805	1
Other income (2)	3	(61)	7	20	6
Other operating expenses	(166)	27	(131)	44	(91)
Interest expense	(44)	57	(28)	(45)	(51)
Amortization of intangible assets (3)	(31)	(613)	6	NM	—
Net foreign exchange (losses) gains	(21)	NM	(1)	NM	6
Income tax expense	(129)	(51)	(262)	NM	(10)

Net income	$853	(45)	$1,537	NM	$47

NM: not meaningful

(1)	Interest in earnings of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment. See the discussion in Corporate and Other – Interest in Earnings of Equity Investments below for more details.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment. See the discussion in Corporate and Other – Technical Result and Other Income below for more details.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

Underwriting result is a measurement that the Company uses to manage and evaluate its Non-life and Life segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income separately and in the aggregate. Underwriting result should not be considered a substitute for net income and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

2010 over 2009

The underwriting result for the Non-life segment decreased by $451 million, from $655 million in 2009 to $204 million in 2010. The decrease was principally attributable to:

•	an increase in large catastrophic losses of $437 million, net of reinstatement premiums, related to the Chile Earthquake and New Zealand Earthquake;

•	an increase in losses and loss expenses of $122 million, net of reinstatement premiums, related to Deepwater Horizon and an aggregate contract covering losses in Australia and New Zealand;

•

an increase in other operating expenses of $64 million, primarily due to the inclusion of Paris Re’s Non-life operating expenses for a full year in 2010 compared to the fourth quarter only of 2009; and

•

a decrease in net favorable loss development on prior years of $8 million, from $486 million in 2009 to $478 million in 2010. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•

an increase of approximately $180 million resulting from the inclusion of Paris Re’s business (before the impact of large catastrophic losses, losses and loss expenses related to Deepwater Horizon, operating expenses and net favorable loss development included above), a lower level of loss estimates recorded in the specialty casualty and credit/surety lines of business related to the global economic and financial crisis and normal fluctuations in profitability between periods, partially offset by a higher level of mid-sized loss activity.

Underwriting result for the Life segment decreased from a loss of $11 million in 2009 to a loss of $51 million in 2010. The decrease was primarily driven by net adverse prior year loss development in the longevity line in 2010 compared to net favorable prior year development in the mortality line in 2009. See Results by Segment below.

The Company reported net investment income of $673 million in 2010 compared to $596 million in 2009. The increase in net investment income of 13% is primarily attributable to an increase in net investment income from fixed maturities due to the purchase of higher yielding investments, the reinvestment of cash flows from operations and the inclusion of Paris Re’s net investment income for a full year in 2010 compared to the fourth quarter only of 2009. The increase was partially offset by cash flows from operations being used to repurchase common shares and repay debt during the year and by lower reinvestment rates.

Net realized and unrealized investment gains decreased by $189 million, from $591 million in 2009 to $402 million in 2010. The net realized and unrealized investment gains of $402 million in 2010 were primarily due to decreases in U.S. and European risk-free interest rates and increases in equity markets. Net realized and unrealized investment gains of $402 million in 2010 consist of net realized investment gains on fixed maturities, short-term investments and equities of $218 million, the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $212 million, net realized and unrealized investment gains on funds held – directly managed and net other realized and unrealized gains of $40 million, which were partially offset by net realized losses on other invested assets of $68 million.

Net realized gain on purchase of CENts was $89 million in 2009 as the Company purchased $187 million of the CENts for $93 million, which after deferred issuance costs and fees produced a gain of $89 million. No similar gain was recorded in 2010.

Other operating expenses included in Corporate and Other increased by $35 million from $131 million in 2009 to $166 million in 2010. The increase was primarily due to the charges related to the Company’s voluntary plan, discussed in Overview above, higher personnel expenses, partially offset by lower consulting and professional fees related to the acquisition of Paris Re.

Interest expense increased by $16 million in 2010 compared to 2009 mainly due to interest related to the issuance of $500 million 5.500% Senior Notes in 2010, partially offset by a reduction in interest expense associated with the long term debt of $200 million which was repaid in 2010.

Net foreign exchange losses were $21 million in 2010 compared to a loss of $1 million in 2009. The increase in net foreign exchange losses in 2010 resulted primarily from losses arising from the impact of the Company’s hedging program, partially offset by currency movements on unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $133 million, from $262 million in 2009 to $129 million in 2010. The decrease in the income tax expense was primarily due to lower pre-tax income, with the Company’s taxable jurisdictions generating lower pre-tax income in 2010 compared to 2009, as well as a decrease in tax on the net realized gain on purchase of CENts of $31 million recorded in 2009.

2009 over 2008

The underwriting result for the Non-life segment increased by $456 million, from $199 million in 2008 to $655 million in 2009. The increase was principally attributable to:

•	an increase related to the lack of large catastrophic losses in 2009 compared to 2008 of $287 million, net of reinstatement premiums of $32 million;

•

an increase in net favorable loss development on prior accident years of $68 million, from $418 million in 2008 to $486 million in 2009. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below;

•	an increase in underwriting result related to the acquisition of Paris Re of $58 million; and

•	an increase of approximately $65 million resulting primarily from a lower level of mid-sized loss activity in 2009 and normal fluctuations in profitability between periods; partially offset by

•	an increase in other operating expenses of $22 million, partially due to the inclusion of Paris Re’s non-life operating expenses.

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

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) P&C,

Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 22 to Consolidated Financial Statements included in Item 8 of Part II of this report.

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each year. The U.S. dollar has fluctuated against the euro and other currencies during each of the three years presented and this should be considered when making year to year comparisons.

Non-life Segment

North America

The North America sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, property and proportional motor business and represented 45%, 53% and 48% of net premiums written in this sub-segment in 2010, 2009 and 2008, respectively. Casualty and non-proportional motor business are considered to be long-tail and represented 44%, 38% and 43% of net premiums written in 2010, 2009 and 2008, respectively, while credit/surety and multiline are considered by the Company to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line represented approximately 42%, 37% and 42% of net premiums written in this sub-segment for 2010, 2009 and 2008, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Gross premiums written	$1,028	(12)%	$1,162	(1)%	$1,175
Net premiums written	1,026	(12)	1,162	—	1,167
Net premiums earned	$1,038	(14)	$1,210	2	$1,190
Losses and loss expenses	(577)	(21)	(728)	(16)	(863)
Acquisition costs	(288)	(8)	(311)	7	(289)

Technical result (1)	$173	1	$171	357	$38
Loss ratio (2)	55.6%		60.2%		72.5%
Acquisition ratio (3)	27.8		25.7		24.4

Technical ratio (4)	83.4%		85.9%		96.9%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 22%, 30% and 29% of total net premiums written in 2010, 2009 and 2008, respectively. The decrease in the North America sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 and 2008 was primarily due to lower net premiums written in the agriculture line of business and overall declining market conditions, as described below, and the inclusion of the majority of Paris Re’s premiums in the Company’s other Non-life sub-segments.

2010 over 2009

Gross and net premiums written decreased by 12% and net premiums earned decreased by 14% in 2010 compared to 2009. The decrease in gross and net premiums written and net premiums earned was primarily attributable to the agriculture line of business resulting from lower agricultural commodity price levels and higher retentions by cedants. Net premiums earned were also impacted by a decrease in the casualty line of business which was driven by timing differences related to the renewal of treaties and overall declining market conditions. These decreases in gross and net premiums written and net premiums earned were partially offset by lower downward premium adjustments related to prior periods reported by cedants in 2010 compared to 2009, primarily in the motor, agriculture and casualty lines. Notwithstanding the overall declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

2009 over 2008

Gross premiums written decreased by 1%, net premiums written remained flat and net premiums earned increased by 2% in 2009 compared to 2008. The slight decline in gross premiums written was driven by decreases in the casualty line of business, reflecting declining pricing and market conditions, and in the agriculture line, resulting from higher downward premium adjustments reported by cedants in 2009 compared to 2008. These decreases were partially offset by increases in gross premiums written in the motor and property lines, primarily driven by new business written, while the property line also benefited from a treaty written on December 31, 2008 and subsequently renewed in 2009. The increase in net premiums earned was primarily driven by the property and motor lines as described above.

Losses and loss expenses and loss ratio

2010 over 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•	net favorable loss development on prior accident years of $165 million, or 16.0 points on the loss ratio;

•	no large catastrophic losses;

•	the inclusion of losses and loss expenses related to business written by Paris Re;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 0.5 points on the loss ratio;

•	a lower level of loss estimates recorded in the casualty line of business reflecting abating economic and financial market conditions; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $165 million included net favorable development for prior accident years in most lines of business, predominantly in casualty and agriculture, while motor experienced adverse loss development for prior accident years of $8 million. Loss information provided by cedants in 2010 for prior accident years was lower than the Company expected (higher for motor) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business (increased for motor), which had the net effect of decreasing (increasing for motor) prior year loss estimates.

The decrease of $151 million in losses and loss expenses in 2010 compared to 2009 included:

•

a decrease of approximately $168 million in losses and loss expenses resulting from a decrease in the book of business and exposure, predominantly in the agriculture line of business, a lower level of loss estimates recorded in the casualty line of business and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $12 million in net favorable prior year development; and

•	an increase in losses and loss expenses of $5 million related to Deepwater Horizon.

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected:

•	net favorable loss development on prior accident years of $177 million, or 14.7 points on the loss ratio;

•	no large catastrophic losses;

•	increasing loss trends, predominantly in the casualty line of business; and

•	a lower level of mid-sized loss activity.

The net favorable loss development of $177 million included net favorable development for prior accident years in most lines of business, predominantly in casualty, while multiline experienced adverse loss development for prior accident years of $8 million. Loss information provided by cedants in 2009 for prior accident years was lower than the Company expected (higher for multiline) and included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business (increased for multiline), which had the net effect of decreasing (increasing for multiline) prior year loss estimates.

The decrease of $135 million in losses and loss expenses in 2009 compared to 2008 included:

•	an increase of $65 million in net favorable prior year development;

•	a decrease of $67 million related to the lack of large catastrophic losses; and

•

a decrease in losses and loss expenses of approximately $3 million resulting from a lower level of mid-sized loss activity, partially offset by increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

2010 over 2009

Acquisition costs decreased in 2010 compared to 2009 primarily as a result of lower net premiums earned. The acquisition ratio increased in 2010 compared to 2009 mainly due to higher profit commission adjustments reported by cedants in 2010, primarily in the agriculture line of business, partially offset by lower commission rates in most lines of business.

2009 over 2008

Acquisition costs and the acquisition ratio increased in 2009 compared to 2008 mainly as a result of an increase in proportional property business, which carries a higher acquisition cost ratio, and higher profit commission adjustments reported by cedants in most lines of business.

Technical result and technical ratio

2010 over 2009

The increase of $2 million in the technical result and the corresponding decrease in technical ratio in 2010 compared to 2009 was primarily attributable to a lower level of loss estimates recorded in the casualty line of business and normal fluctuations in profitability between periods, partially offset by a decrease of $12 million in net favorable prior year development and an increase of $5 million related to Deepwater Horizon.

2009 over 2008

The increase of $133 million in the technical result and the corresponding decrease in technical ratio in 2009 compared to 2008 was primarily attributable to an increase in net favorable prior year development of $65 million, an increase of $58 million, net of $9 million of reinstatement premiums, related to the lack of large catastrophic losses in 2009 and a lower level of mid-sized loss activity, partially offset by increasing loss trends, mainly in the casualty line of business, and normal fluctuations in profitability between periods.

2011 Outlook

During the January 1, 2011 renewals, the Company observed continued difficult and competitive market conditions with softening pricing levels in most markets. Certain markets in this sub-segment displayed increased pressure on terms and conditions and increased retentions by ceding companies continued. The expected premium volume from the Company’s January 1, 2011 renewal decreased compared to the prior year renewal primarily as a result of the Company’s decision to cancel or reduce business and increased cedants’ retentions. Management expects a continuation of the observed trends in pricing and conditions during the remainder of 2011.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 82%, 84% and 79% of net premiums written in this sub-segment for 2010, 2009 and 2008, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Gross premiums written	$909	34%	$677	(6)%	$721
Net premiums written	898	32	679	(5)	718
Net premiums earned	$914	25	$729	(3)	$750
Losses and loss expenses	(702)	79	(392)	(10)	(433)
Acquisition costs	(227)	31	(174)	(5)	(182)

Technical result	$(15)	NM	$163	21	$135
Loss ratio	76.8%		53.7%		57.7%
Acquisition ratio	24.9		23.8		24.3

Technical ratio	101.7%		77.5%		82.0%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 19%, 17% and 18% of total net premiums written in 2010, 2009 and 2008, respectively. The increase in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 and 2008 was primarily due to the inclusion of Paris Re’s premiums, as described below, for a full year in 2010 compared to the fourth quarter only of 2009.

2010 over 2009

Gross and net premiums written and net premiums earned increased by 34%, 32% and 25% in 2010 compared to 2009, respectively. The increases in gross and net premiums written and net premiums earned resulted mainly from business written by Paris Re, which is included in this sub-segment’s results for a full year in 2010 compared to the fourth quarter only of 2009. The increases were also driven by an increase in upward premium adjustments, increases in treaty participations and new business written, predominantly in the property line of business. Notwithstanding the increased competition and overall declines in pricing prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

2009 over 2008

The decrease in gross and net premiums written of 6% and 5%, respectively, and net premiums earned of 3% was primarily due to the stronger U.S. dollar in 2009 compared to 2008, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 10% and net premiums earned by 8%. The decreases in gross and net premiums written resulted from all lines of business in this sub-segment and were attributable to treaty cancellations during renewal, declines in pricing, increased competition and increased risk retention by cedants. These decreases were partially offset by the inclusion of Paris Re’s premiums in the fourth quarter of 2009 and lower negative premium adjustments reported by cedants in 2009 compared to 2008.

Losses and loss expenses and loss ratio

2010 over 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and New Zealand Earthquake of $157 million, or 17.1 points on the loss ratio;

•	the inclusion of losses and loss expenses related to business written by Paris Re;

•	net favorable loss development on prior accident years of $98 million, or 10.7 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The net favorable loss development of $98 million included net favorable development for prior accident years in all lines of business, but was most pronounced in the property line. Loss information provided by cedants in 2010 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The increase of $310 million in losses and loss expenses in 2010 compared to 2009 included:

•	an increase of $157 million in large catastrophic losses;

•	a decrease of $54 million in net favorable prior year loss development; and

•

an increase of $99 million in losses and loss expenses resulting from an increase in losses and loss expenses related to business written by Paris Re and an increase in the book of business and exposure, which was partially offset by normal fluctuations in profitability between periods and a lower level of mid-sized loss activity.

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $152 million, or 20.8 points on the loss ratio;

•	the inclusion of losses and loss expenses in the fourth quarter of 2009 related to business written by Paris Re;

•	a lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $152 million included net favorable development for prior accident years in all lines of business, but was most pronounced in the motor and casualty lines. Loss information provided by cedants in 2009 for prior accident years was lower than the Company expected and included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines, which had the net effect of decreasing prior year loss estimates.

The decrease of $41 million in losses and loss expenses in 2009 compared to 2008 included:

•

a decrease in losses and loss expenses of approximately $52 million resulting mainly from a decrease in the book of business (including the impact of foreign exchange), as well as a lower level of mid-sized loss activity, and normal fluctuations in profitability between periods, partially offset by an increase in losses and loss expenses related to business written by Paris Re in the fourth quarter of 2009; partially offset by

•	a decrease of $11 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

2010 over 2009

Acquisition costs increased in 2010 compared to 2009 primarily as a result of higher net premiums earned. The increase in acquisition ratio in 2010 compared to 2009 was primarily due to higher profit commission adjustments in the casualty line of business and new business with higher commission rates in the motor line of business, partially offset by the inclusion of Paris Re’s premiums which carry a lower acquisition ratio.

2009 over 2008

Acquisition costs decreased in 2009 compared to 2008 as a result of lower net premiums earned. The acquisition ratio in 2009 decreased compared to 2008 mainly due to the inclusion of Paris Re’s business in the fourth quarter of 2009, which carried a lower acquisition ratio, and the cancellation of treaties with higher commission rates in the property line of business, which were partially offset by higher profit commission adjustments reported by cedants in 2009 compared to 2008 in the motor line of business.

Technical result and technical ratio

2010 over 2009

The decrease of $178 million in the technical result and corresponding increase in technical ratio in 2010 compared to 2009 was primarily due to an increase of $156 million, net of reinstatement premiums, in large catastrophic losses and a decrease of $54 million in net favorable prior year loss development, which was partially offset by a lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

2009 over 2008

The increase of $28 million in technical result and corresponding decrease in technical ratio in 2009 compared to 2008 was primarily explained by a lower level of mid-sized loss activity and normal fluctuations in profitability between periods, partially offset by a decrease of $11 million in net favorable prior year loss development.

2011 Outlook

During the January 1, 2011 renewals, the Company generally observed softening market conditions with declines in pricing in most markets in this sub-segment and a continuing trend towards increasing retentions by cedants. Overall, the expected premium volume from the Company’s January 1, 2011 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal primarily as a result of the Company’s decision to cancel or reduce business, increased cedant retentions and the repositioning of its portfolio, following the integration of Paris Re’s business. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2011.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 23%, 21% and 16% of net premiums written in 2010, 2009 and 2008 in this sub-segment, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 66%, 68% and 70%, respectively, of net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment in 2010, 2009 and 2008.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Gross premiums written	$1,479	28%	$1,159	4%	$1,117
Net premiums written	1,391	25	1,113	2	1,094
Net premiums earned	$1,405	26	$1,116	13	$991
Losses and loss expenses	(985)	35	(732)	6	(691)
Acquisition costs	(292)	15	(254)	(6)	(269)

Technical result	$128	(1)	$130	320	$31
Loss ratio	70.0%		65.6%		69.8%
Acquisition ratio	20.8		22.7		27.1

Technical ratio	90.8%		88.3%		96.9%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 29%, 28% and 28% of total net premiums written in 2010, 2009 and 2008, respectively. The increase in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 and 2008 was primarily due to the inclusion of Paris Re’s premiums, as described below, for a full year in 2010 compared to the fourth quarter only of 2009.

2010 over 2009

Gross and net premiums written and net premiums earned increased by 28%, 25% and 26% in 2010 compared to 2009, respectively. The increases in gross and net premiums written and net premiums earned resulted mainly from business written by Paris Re, which is included in this sub-segment’s results for a full year in 2010 compared to the fourth quarter only of 2009. The increases were also driven by the marine, specialty property, credit/surety and aviation lines of business, which benefited from new business written and increased treaty participations. These increases in gross and net premiums written and net premiums earned were partially offset by decreases in all other lines, predominantly in the engineering line of business, which was driven by a significant non-renewable treaty written in 2009. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft with some markets strengthening, the Company was able to write business that met its portfolio objectives.

2009 over 2008

Gross and net premiums written and net premiums earned increased by 4%, 2% and 13%, respectively, in 2009 compared to 2008. These increases in gross and net premiums written and net premiums earned were primarily driven by the inclusion of Paris Re’s business in the fourth quarter of 2009, as well as new treaties and improved pricing in the marine, energy and agriculture lines of business. The increase in gross and net premiums written and net premiums earned was partially offset by the impact of the stronger U.S. dollar in 2009 compared to 2008. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 5%. The decrease in gross and net premiums written was also due to decreases in the credit/surety and specialty casualty lines of business, resulting from a reduction in exposure and declines in pricing and lower positive premium adjustments reported by cedants in 2009 compared to 2008. The increase in net premiums earned of 13% in 2009 compared to 2008 was higher than the increase in net premiums written of 2% primarily due to the inclusion of Paris Re’s net premiums earned related to business written prior to the date of acquisition and an increase in business written by the Company in 2008, which was earned in 2009.

Losses and loss expenses and loss ratio

2010 over 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $54 million, or 3.9 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $72 million, or 5.0 points on the loss ratio;

•	the inclusion of losses and loss expenses related to business written by Paris Re;

•	net favorable loss development on prior accident years of $171 million, or 12.2 points on the loss ratio;

•	lower loss estimates in the credit/surety line of business reflecting abating economic and credit conditions;

•	a higher level of mid-sized loss activity;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable loss development of $171 million reported in 2010 included net favorable development for prior accident years in all lines of business, except for specialty casualty, which experienced adverse loss development for prior accident years of $37 million. Loss information provided by cedants in 2010 for prior accident years was lower than the Company expected (higher for specialty casualty) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for specialty casualty), which had the net effect of decreasing (increasing for specialty casualty) prior year loss estimates.

The increase of $253 million in losses and loss expenses in 2010 compared to 2009 included:

•	an increase in losses and loss expenses of $126 million related to large catastrophic losses and Deepwater Horizon; and

•

an increase in losses and loss expenses of approximately $190 million resulting from an increase in losses and loss expenses related to business written by Paris Re, a higher level of mid-sized loss activity, an increase in the book of business and exposure and increasing loss trends in the specialty casualty line of business, partially offset by lower loss estimates in the credit/surety line of business and normal fluctuations in profitability between periods; partially offset by

•	an increase of $63 million in net favorable prior year loss development.

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected:

•	no large catastrophic losses;

•	the inclusion of losses and loss expenses in the fourth quarter of 2009 related to business written by Paris Re;

•	net favorable loss development on prior accident years of $108 million, or 9.6 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	increasing loss trends and higher loss estimates in the credit/surety line of business.

The net favorable loss development of $108 million reported in 2009 included net favorable development for prior accident years in most lines of business, predominantly in aviation and engineering, while agriculture and credit/surety experienced combined adverse loss development for prior accident years of $4 million. Loss information provided by cedants in 2009 for prior accident years was lower than the Company expected (higher for agriculture and credit/surety) and included no individually significant losses or reductions of losses but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business (increased for agriculture and credit/surety), which had the net effect of decreasing (increasing for agriculture and credit/surety) prior year loss estimates.

The increase of $41 million in losses and loss expenses in 2009 compared to 2008 included:

•

an increase in losses and loss expenses of approximately $151 million resulting from an increase in losses and loss expenses related to business written by Paris Re, increasing loss trends and higher loss estimates in the credit/surety line of business, partially offset by a lower level of mid-sized loss activity and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $67 million related to the lack of catastrophic losses in 2009; and

•	an increase of $43 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

2010 over 2009

Acquisition costs increased in 2010 compared to 2009 primarily as a result of higher net premiums earned. The acquisition ratio decreased primarily due to a shift from proportional to non-proportional business, which carries a lower acquisition cost ratio.

2009 over 2008

Acquisition costs and acquisition ratio decreased in 2009 compared to 2008 mainly as a result of a premium deficiency recorded in the credit/surety line of business in the fourth quarter of 2008 and lower profit commission adjustments reported by cedants in 2009 predominantly in the credit/surety line of business.

Technical result and technical ratio

2010 over 2009

The slight decrease in the technical result and corresponding increase in the technical ratio in 2010 compared to 2009 was due to an increase in losses and loss expenses of $124 million, net of reinstatement premiums, related to large catastrophic losses and Deepwater Horizon, increasing loss trends in the specialty casualty line of business, a higher level of mid-sized loss activity and normal fluctuations in profitability between periods, partially offset by an increase of $63 million in net favorable prior year loss development and lower loss estimates in the credit/surety line of business.

2009 over 2008

The increase of $99 million in the technical result and corresponding decrease in the technical ratio in 2009 compared to 2008 was primarily explained by an increase of $64 million, net of reinstatement premiums, related to the lack of large catastrophic losses in 2009, an increase of $43 million in net favorable prior year loss development, a lower level of mid-sized loss activity, lower acquisition costs, and normal fluctuations in profitability between periods, partially offset by increasing loss trends and higher loss estimates in the credit/surety line of business.

2011 Outlook

During the January 1, 2011 renewals, the Company generally observed softening market conditions and increased competition in most markets in this sub-segment, with improved pricing following loss experience in certain markets. Overall, the expected premium volume from the Company’s January 1, 2011 renewal, at constant foreign exchange rates, is lower compared to the prior year renewal as a result of the Company’s decision to cancel or reduce business and the repositioning of its portfolio, following the integration of Paris Re’s business. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2011.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one year is not necessarily predictive of future profitability. The results of 2010, 2009 and 2008 demonstrate this volatility, as 2010 and 2008 contained a large level of catastrophic losses, while 2009 had a low level of large catastrophic losses. This significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Gross premiums written	$716	79%	$400	(3)%	$413
Net premiums written	646	63	397	(4)	413
Net premiums earned	$672	43	$470	16	$403
Losses and loss expenses	(393)	NM	(6)	(96)	(144)
Acquisition costs	(49)	49	(33)	(12)	(37)

Technical result	$230	(47)	$431	94	$222
Loss ratio	58.5%		1.3%		35.8%
Acquisition ratio	7.2		7.0		9.2

Technical ratio	65.7%		8.3%		45.0%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 14%, 10% and 10% of total net premiums written in 2010, 2009 and 2008, respectively. The increase in the Catastrophe sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 and 2008 was primarily due to the inclusion of Paris Re’s premiums, as described below, for a full year in 2010 compared to the fourth quarter only of 2009.

2010 over 2009

Gross and net premiums written and net premiums earned increased by 79%, 63% and 43% in 2010 compared to 2009. The increases in gross and net premiums written and net premiums earned resulted mainly from the inclusion of catastrophe business written by Paris Re, which is included in this sub-segment’s results for a full year in 2010 compared to the fourth quarter only of 2009. The increase in gross and net premiums written was also due to new business written as well as a timing difference related to the renewal of a significant treaty. The increase in net premiums earned was lower than the increases in gross and net premiums written primarily due to the earning of premiums in the fourth quarter of 2009 related to Paris Re’s business that was written prior to the date of acquisition.

2009 over 2008

Gross and net premiums written decreased by 3% and 4%, respectively, in 2009 compared to 2008, while net premiums earned increased by 16%. The decreases in gross and net premiums written were primarily due to the stronger U.S. dollar in 2009 compared to 2008. Foreign exchange fluctuations decreased gross and net premiums written by 4% and net premiums earned by 2%. These decreases in gross and net premiums written and a decrease in reinstatement premiums of $18 million in 2009 compared to 2008 were partially offset by the inclusion of Paris Re’s business in the fourth quarter of 2009, as well as new business and share increases. The increase in net premiums earned of 16% was higher than the decrease of 4% in net premiums written due to the earning of the premiums in the fourth quarter of 2009 related to Paris Re’s business that was written prior to the date of acquisition and a treaty written in December 2008.

Losses and loss expenses and loss ratio

2010 over 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and New Zealand Earthquake of $232 million, or 34.1 points on the loss ratio;

•	losses related to an aggregate contract covering losses in Australia and New Zealand of $48 million, or 7.1 points on the loss ratio;

•	a higher level of mid-sized loss activity;

•	net favorable loss development on prior accident years of $44 million, or 6.5 points on the loss ratio;

•	the inclusion of losses and loss expenses related to business written by Paris Re; and

•	an increase in the book of business and exposure.

The net favorable loss development of $44 million was primarily due to favorable loss emergence, as losses reported by cedants during 2010 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The increase of $387 million in losses and loss expenses in 2010 compared to 2009 included:

•	an increase in large catastrophic losses of $232 million;

•	an increase in losses related to an aggregate contract of $48 million;

•

an increase in losses and loss expenses of approximately $102 million resulting from an increase in losses and loss expenses related to business written by Paris Re, a higher level of mid-sized loss activity and an increase in the book of business and exposure, partially offset by normal fluctuations in profitability between periods; and

•	a decrease of $5 million in net favorable prior year loss development.

2009 over 2008

The losses and loss expenses and loss ratio reported in 2009 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $49 million, or 10.5 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	the inclusion of losses and loss expenses related to business written by Paris Re.

The net favorable loss development of $49 million was primarily due to favorable loss emergence, as losses reported by cedants during 2009 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The decrease of $138 million in losses and loss expenses for 2009 compared to 2008 included:

•	a decrease of $183 million related to the lack of large catastrophic losses in 2009; partially offset by

•	a decrease of $29 million in net favorable prior year loss development; and

•

an increase of $16 million resulting from an increase in losses and loss expenses related to business written by Paris Re, a higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

2010 over 2009

Acquisition costs increased in 2010 compared to 2009 primarily as a result of higher net premiums earned. The acquisition ratio in 2010 was comparable to 2009.

2009 over 2008

Acquisition costs and the acquisition ratio decreased in 2009 compared to 2008 primarily due to profit commissions received from certain cedants in 2009 and the inclusion of Paris Re’s premiums which carry a lower acquisition ratio due to the recovery of costs under ceded reinsurance contracts.

Technical result and technical ratio

2010 over 2009

The decrease of $201 million in the technical result and corresponding increase in the technical ratio in 2010 compared to 2009 was primarily explained by an increase of $226 million, net of reinstatement premiums, in large catastrophic losses, an increase of $48 million in losses related to an aggregate contract, a higher level of mid-sized loss activity, and a decrease of $5 million in net favorable prior year loss development, partially offset by the inclusion of the technical result (before the impact of large catastrophic losses and prior year loss development) related to Paris Re’s business and normal fluctuations in profitability between periods.

2009 over 2008

The increase of $209 million in the technical result and corresponding decrease in the technical ratio in 2009 compared to 2008 was primarily explained by an increase of $163 million, net of reinstatement premiums of $20 million, related to the lack of large catastrophic losses in 2009, the inclusion of the technical result (before the impact of large catastrophic losses and prior year loss development) related to Paris Re’s business and normal fluctuations in profitability between periods, partially offset by a decrease of $29 million in net favorable prior year loss development and a higher level of mid-sized loss activity.

2011 Outlook

During the January 1, 2011 renewals, the Company observed overall softening of terms and conditions and increased retentions by cedants in certain markets. The Company did observe some positive pricing trends in certain markets, which followed recent loss experience. The expected premium volume from the Company’s January 1, 2011 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal primarily as a result of the Company’s decision to reduce certain catastrophe exposures and decreased cessions. In addition, the Company actively repositioned its portfolio at the January 1, 2011 renewals, following the integration of Paris Re’s business. Management expects a continuation of these trends in terms and conditions for the remainder of 2011.

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Gross premiums written	$749	26%	$595	2%	$584
Net premiums written	742	26	591	2	579
Net premiums earned	$744	27	$587	2	$576
Life policy benefits	(624)	42	(440)	(5)	(463)
Acquisition costs	(116)	3	(113)	(6)	(120)

Technical result	$4	(89)	$34	NM	$(7)
Other income	2	2	2	377	—
Other operating expenses	(57)	21	(47)	9	(43)
Net investment income	71	16	62	(7)	67

Allocated underwriting result (1)	$20	(60)	$51	198	$17

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 16%, 15% and 15% of total net premiums written in 2010, 2009 and 2008, respectively. The increase in the Life segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 and 2008 was primarily due to new business written, as described below, which was partially offset by the inclusion of Paris Re’s premiums in the Company’s Non-life segment and in its total net premiums written.

2010 over 2009

Gross and net premiums written increased by 26% and net premiums earned increased by 27% in 2010 compared to 2009. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the longevity line, and, to a lesser extent, the mortality line.

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

Life policy benefits

2010 over 2009

Life policy benefits increased by $184 million in 2010 compared to 2009. The increase was primarily attributable to:

•	an increase in new business written in the longevity and mortality lines; and

•	an increase of $27 million in net adverse prior year loss development.

The net adverse prior year loss development of $12 million in 2010 was primarily driven by adverse development of $23 million due to an improvement in the mortality trend related to an ILA treaty in the longevity line and adverse development on certain mortality treaties. This adverse development was partially offset by favorable prior year loss development of $17 million resulting from the GMDB business, where the payout is linked to the performance of underlying capital market assets, driven by new cedant information and updated assumptions.

2009 over 2008

Life policy benefits decreased by $23 million in 2009 compared to 2008. The decrease was primarily attributable to:

•	an increase of $39 million in net favorable prior year loss development; and

•	lower life policy benefits reported in 2009 by a cedant for a longevity treaty in run-off.

The net favorable prior year loss development of $15 million in 2009 was mainly driven by the GMDB business. These decreases in life policy benefits were partially offset by new business in the mortality line and growth in longevity line, as discussed above.

Acquisition costs

2010 over 2009

Acquisition costs increased in 2010 compared to 2009 due to higher net premiums earned in the mortality line, partially offset by lower acquisition costs reported for a longevity treaty in run-off.

2009 over 2008

The decrease in acquisition costs in 2009 compared to 2008 was primarily due to the impact of foreign exchange fluctuations, downward profit commission adjustments reported by cedants and new business with lower costs ratios, partially offset by acquisition costs on higher premiums earned.

Net investment income

2010 over 2009

Net investment income increased by $9 million in 2010 compared to 2009 primarily as a result of positive adjustments on funds held contracts reported by cedants and higher invested assets, partially offset by lower interest rates.

2009 over 2008

Net investment income decreased by $5 million in 2009 compared to 2008 primarily as a result of the impact of foreign exchange fluctuations and a decrease in interest rates, partially offset by higher invested assets.

Allocated underwriting result

2010 over 2009

The decrease of $31 million in allocated underwriting result in 2010 was primarily due to the decrease in the technical result, with the impact of higher operating expenses being partially offset by higher net investment income. The decrease in the technical result was driven by an increase of $27 million in net adverse prior year loss development, which was primarily related to an ILA treaty in the longevity line, and normal fluctuations in profitability between periods.

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

2011 Outlook

The Life segment experiences only limited active renewals at January 1, as most in-force contracts are written on a continuous basis. The active renewal is mainly in the mortality line. For those treaties that actively renewed, pricing conditions and terms were stable although the Company did experience a modest level of cancellations and reductions in treaty participations, which were partially offset by new business. Management expects continued growth in 2011, assuming constant foreign exchange rates.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Non-life
Property and casualty
Casualty	11%	13%	15%
Property	18	18	17
Motor	7	6	6
Multiline and other	2	2	3
Specialty
Agriculture	4	8	7
Aviation/Space	5	5	5
Catastrophe	14	10	10
Credit/Surety	6	6	7
Energy	2	2	2
Engineering	4	5	5
Marine	6	5	4
Specialty casualty	3	3	4
Specialty property	2	2	1
Life	16	15	14

Total	100%	100%	100%

The changes in the distribution of net premiums written by line between 2010, 2009 and 2008 primarily reflected the inclusion of Paris Re’s premiums for a full year in 2010 compared to the fourth quarter only of 2009, as well as the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Casualty: the decrease in the distribution of net premiums written in 2010 and 2009 was primarily due to the overall declining market conditions.

•	Agriculture: the decrease in the distribution of net premiums written in 2010 was primarily due to lower commodity prices and higher cedants’ retentions.

•

Catastrophe: the increase in the distribution of net premiums written in 2010 is primarily due to the inclusion of Paris Re’s premiums, as described above. Paris Re’s catastrophe line of business represented a relatively higher percentage of its net premiums written compared to the Company’s.

•

Life: the increase in the distribution of net premiums written between 2010, 2009 and 2008 was primarily due to an increase in business written in the longevity and mortality lines, as described above.

2011 Outlook

Based on information received from cedants and brokers during the January 1, 2011 renewals and assuming that similar trends and conditions to those experienced during the January 1, 2011 renewals continue through the year, Management expects a modest decrease in the relative distribution of net premiums written to the catastrophe line of business in 2011 compared to 2010. This decrease in the relative distribution of net premiums written to catastrophe in 2011 is the result of the Company repositioning and reducing certain catastrophe exposures. Management expects other lines to be comparable to 2010.

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

The distribution of gross premiums written by treaty type for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Non-life Segment
Proportional	47%	55%	55%
Non-Proportional	31	25	27
Facultative	7	5	4
Life Segment
Proportional	14	14	13
Non-Proportional	1	1	1
Total	100%	100%	100%

The distribution of gross premiums written by treaty type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type in the Non-life segment between 2010 and 2009 primarily reflected the inclusion of Paris Re’s premiums for a full year in 2010 compared to the fourth quarter only of 2009. The increase in the distribution to non-proportional and facultative in 2010 is due to Paris Re’s business, which comprised of a higher percentage of these treaty types than the Company’s other Non-life business. The reduction in the proportional business written in the Non-life segment in 2010 was also driven by the decreases in the agriculture line of business, as described above. The distribution of proportional business written in the Life segment in 2010 was comparable to 2009 due to new business written being offset by the inclusion of Paris Re’s premiums, which increased the percentage of the gross premiums written in the Non-life segment.

The decrease in the percentage of non-proportional gross premiums written in the Non-life segment in 2009 compared to the 2008 resulted primarily from decreases in the casualty line of business in the U.S. sub-segment.

2011 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2011 renewals continue throughout the year, Management expects two factors to occur. Firstly, Management expects a modest shift in the relative distribution of gross premiums written from non-proportional to proportional as a result of the Company repositioning and reducing certain catastrophe exposures. Secondly, Management expects a modest shift in the relative distribution of gross premiums written from proportional to non-proportional as a result of cedants tending to change treaty structures in soft market conditions. The overall distribution of gross premiums written in 2011 will reflect these factors.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Europe	43%	41%	46%
North America	36	41	41
Latin America, Caribbean and Africa	11	10	8
Asia, Australia and New Zealand	10	8	5

Total	100%	100%	100%

The changes in the distribution of gross premiums written by geographic region was primarily driven by the decrease in gross premiums written in the Company’s U.S. sub-segment, as described above, and the inclusion of Paris Re’s premiums for a full year in 2010 compared to the fourth quarter only of 2009. Paris Re’s gross premiums written were proportionately higher in Asia, Australia and New Zealand and lower in Europe compared to the Company’s other Non-life business and its Life segment. While the impact of the inclusion of Paris Re’s premiums reduced the percentage of gross premiums written in Europe this was more than offset by new business written in the Life segment.

2011 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2011 renewals continue throughout the year and assuming constant foreign exchange rates, Management expects the distribution of gross premiums written by geographic region in 2011 to be comparable to 2010.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Broker	73%	72%	71%
Direct	27	28	29

The distribution of gross premiums written by production source was comparable between 2010, 2009 and 2008.

2011 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2011 renewals continue throughout the year, Management expects the production source of gross premiums written in 2011 to be comparable to 2010.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses. The year over year comparisons of the investment related and corporate activities are affected by Paris Re’s results being included for a full year in 2010 compared to the fourth quarter only of 2009.

Net Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2010, 2009 and 2008 (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Fixed maturities	$580	4%	$559	9%	$515
Short-term investments, cash and cash equivalents	8	(28)	12	(38)	19
Equities	21	50	14	(53)	29
Funds held and other	53	61	33	(12)	37
Funds held – directly managed	52	191	18	NM	—
Investment expenses	(41)	5	(40)	44	(27)

Net investment income	$673	13	$596	4	$573

NM: not meaningful

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

2010 over 2009

Net investment income increased in 2010 compared to 2009 primarily due to:

•

an increase in net investment income from fixed maturities due to the purchase of higher yielding investments and the reinvestment of cash flows from operations. This increase was partially offset by the sale of fixed maturities to finance the Company’s repurchase of common shares of $1,083 million and to repay of debt of $200 million during 2010;

•

an increase in net investment income from fixed maturities and from funds held – directly managed due to the inclusion of Paris Re’s net investment income for a full year in 2010 compared to the fourth quarter only of 2009;

•

an increase in net investment income on funds held and other as a result of higher investment income reported by cedants and a higher level of other invested assets held in 2010, on average, compared to 2009; and

•	an increase in net investment income from equities due to a higher level of equity exposures held, on average, in 2010 compared to 2009; partially offset by

•	lower reinvestment rates, on average, in 2010 compared to 2009.

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

2011 Outlook

Assuming constant foreign exchange rates, Management expects net investment income to decrease in 2011 as compared to 2010 primarily due to lower reinvestment rates, which will be partially offset by expected positive cash flow from operations (including net investment income). During the fourth quarter of 2010, U.S. and European risk-free rates increased, and should this trend continue in 2011, this would mitigate the decline that Management expects in net investment income.

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

As discussed in Overview above, the global economy and financial markets continued to improve in 2010 and this had a significant impact on the Company’s investment portfolio and the related level of realized and unrealized gains (losses) on investments. For the year ended December 31, 2010, the investment portfolio and net realized and unrealized investment gains were primarily impacted by decreases in U.S. and European risk-free rates, rising equity markets and modest declines in credit spreads. For the year ended December 31, 2009, the investment portfolio and net realized and unrealized investment gains were primarily impacted by decreases in credit spreads and increases in worldwide equity markets, which were partially offset by increases in risk-free rates.

The components of net realized and unrealized investment gains (losses) for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions of U.S. dollars):

	2010	2009	2008
Net realized investment gains (losses) on fixed maturities and short-term investments	$173	$105	$(16)
Net realized investment gains (losses) on equities	45	(45)	(230)
Net realized losses on other invested assets	(68)	(36)	—
Change in net unrealized gains on other invested assets	4	58	3
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	143	323	(150)
Change in net unrealized investment gains (losses) on equities	65	186	(145)
Net other realized and unrealized investment gains	13	2	7
Net realized and unrealized investment gains (losses) on funds held – directly managed	27	(2)	—

Net realized and unrealized investment gains (losses)	$402	$591	$(531)

2010 over 2009

Net realized and unrealized investment gains decreased by $189 million, from $591 million in 2009 to $402 million in 2010. The net realized and unrealized investment gains of $402 million in 2010 were primarily due to lower U.S. and European risk-free interest rates, increases in worldwide equity markets and modestly narrower credit spreads. Net realized and unrealized investment gains of $402 million in 2010 consisted of net realized investment gains on fixed maturities, short-term investments and equities of $218 million, the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $212 million, net realized and unrealized investment gains on funds held – directly managed and net other realized and unrealized gains of $40 million, which were partially offset by net realized losses on other invested assets of $68 million.

Net realized losses and the change in net unrealized gains on other invested assets of $64 million loss combined in 2010 primarily related to realized and unrealized losses on treasury note futures, which were partially offset by unrealized gains on certain non-publicly traded investments and net realized and unrealized gains on total return swaps. Net realized losses on other invested assets of $36 million in 2009 primarily relate to losses on treasury futures and credit default swaps, which were partially offset by gains on equity futures. Net unrealized gains on other invested assets of $58 million in 2009 primarily relate to unrealized gains on total return swaps and treasury futures.

Net realized and unrealized investment gains on funds held – directly managed of $27 million in 2010 primarily relate to changes in unrealized gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were due to decreases in risk-free rates.

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

Net realized losses on other invested assets of $36 million in 2009 primarily relate to losses on treasury futures and credit default swaps, which were partially offset by gains on equity futures. Net unrealized gains on other invested assets of $58 million primarily relate to unrealized gains on total return swaps and treasury futures.

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

Interest in Earnings (Losses) of Equity Investments

The interest in the results of equity investments for all periods presented represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships in which the Company has more than a minor interest.

2010 over 2009

The Company’s interest in earnings of equity investments was $13 million in 2010 compared to $16 million and in 2009.

2009 over 2008

The Company’s interest in earnings of equity investments was $16 million in 2009 compared to losses of $5 million in 2008. The losses in 2008 primarily related to unrealized mark-to-market losses and write-downs related to several unrelated private placement and limited partnership investments.

Technical Result and Other Income

2010 over 2009

Technical result and other income included in Corporate and Other primarily relates to income on insurance linked-securities and principal finance transactions and reflects a gain of $3 million combined in 2010, compared to a gain of $17 million combined in 2009. The decrease of $14 million in 2010 compared to 2009 is primarily related to a decline in the technical result for insurance-linked securities and was driven by lower net premiums earned and a lower level of net favorable prior year loss development.

2009 over 2008

Technical result and other income reflects a gain of $17 million combined in 2009, compared to a gain of $7 million combined in 2008. The increase of $10 million in 2009 compared to 2008 is primarily related to $13 million of losses, net of reinstatement premiums, from Hurricane Ike incurred in 2008.

Other Operating Expenses

The Company’s total other operating expenses for years ended December 31, 2010, 2009 and 2008 were as follows (in millions of U.S. dollars):

	2010	% Change 2010 over 2009	2009	% Change 2009 over 2008	2008
Other operating expenses	$540	25%	$431	18%	$365

Other operating expenses represent 11.3%, 10.5% and 9.3% of the net premiums earned (both Non-life and Life) for the years ended December 31, 2010, 2009 and 2008, respectively. Other operating expenses included in Corporate and Other were $166 million, $131 million and $91 million, of which $151 million, $117 million and $75 million are related to corporate activities for 2010, 2009 and 2008, respectively.

2010 over 2009

The increase in other operating expenses of 25% in 2010 compared to 2009 was primarily due to the inclusion of Paris Re’s operating expenses for a full year in 2010 compared to the fourth quarter only of 2009, a charge of $41 million related to the Company’s voluntary termination plan (see Overview above), and increased personnel expenses, which were partially offset by lower consulting and professional fees related to the Paris Re acquisition.

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

Investments

Total investments and cash were $16.4 billion at December 31, 2010, compared to $16.0 billion at December 31, 2009. The major factors influencing the increase during 2010 were:

•	net cash provided by operating activities of $1,227 million;

•	the issuance of $500 million in Senior Notes in March 2010; and

•

an increase in the realized and unrealized gains on the investment portfolio of $375 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $316 million, an increase in the equity portfolio of $110 million, and net other realized and unrealized investment gains of $13 million, partially offset by a decrease in other invested assets of $64 million; partially offset by

•	repurchases of the Company’s common shares of $1,083 million;

•

various factors, the primary one being the effect of a stronger U.S. dollar at December 31, 2010 relative to the euro as it relates to the conversion of non-U.S. dollar invested assets into U.S. dollars at lower exchange rates, amounting to approximately $240 million;

•	repayment of debt of $200 million; and

•	dividend payments on common and preferred shares totaling $192 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. Liability funds (including funds held – directly managed) represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested primarily in high quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities in terms of both duration and currency composition to protect the Company against changes in interest and foreign exchange rates. Capital funds represent the capital of the Company and contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines which include issuer and sector concentration limitations. Capital funds may be invested in investment grade and below investment grade fixed income securities, preferred and common stocks, private placement equity and bond investments, convertible fixed income securities and certain other specialty asset classes. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

At December 31, 2010, the liability funds totaled $10.6 billion (including funds held – directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $7.7 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private placement equity and bond investments, convertible fixed income securities and certain other specialty asset classes.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as futures contracts, credit default swaps, foreign currency option contracts, foreign exchange forward contracts, and total return and interest rate swaps for the purpose of managing and hedging currency risk, market exposure and portfolio duration, hedging certain investments, mitigating the risk associated with underwriting operations, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Risk Management and Finance Committee of the Board.

Trading securities

The Company has elected the fair value option for substantially all of its invested assets, including all of Paris Re’s fixed maturities, short-term investments and other invested assets. The market value of investments classified as trading securities (excluding funds held – directly managed) was $13.9 billion at December 31, 2010. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

At December 31, 2010, approximately 93% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 92% were publicly traded. At December 31, 2009, approximately 96% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 92% were publicly traded. The average credit quality of the Company’s fixed income securities at December 31, 2010 and 2009 was AA.

The average duration of the Company’s investment portfolio was 3.0 years at December 31, 2010, compared to 3.1 years at December 31, 2009. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.5 years to 3.0 years at December 31, 2010 and from 3.7 years to 3.1 years at December 31, 2009.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at December 31, 2010 decreased to 2.9% compared to 3.6% at December 31, 2009, reflecting lower risk-free interest rates and lower reinvestment rates.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 6.4% and 9.7% for the years ended December 31, 2010 and 2009, respectively. The lower total accounting return in 2010 compared to 2009 was primarily due to lower risk-free rates, which was partially offset by improvements in worldwide equity markets.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading at December 31, 2010 and 2009 were as follows (in millions of U.S. dollars):

2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$963	$16	$(6)	$973
Non-U.S. sovereign government, supranational and government related	2,744	83	(8)	2,819
Corporate	5,876	287	(19)	6,144
Asset-backed securities	554	12	(9)	557
Residential mortgage-backed securities	2,228	93	(15)	2,306
Other mortgage-backed securities	30	1	(5)	26

Total fixed maturities	12,395	492	(62)	12,825
Short-term investments	49	—	—	49
Equities	943	147	(18)	1,072

Total	$13,387	$639	$(80)	$13,946

2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,273	$9	$(12)	$1,270
Non-U.S. sovereign government, supranational and government related	3,012	61	(14)	3,059
Corporate	6,438	223	(30)	6,631
Asset-backed securities	565	19	(16)	568
Residential mortgage-backed securities	2,531	68	(15)	2,584
Other mortgage-backed securities	38	1	(8)	31

Total fixed maturities	13,857	381	(95)	14,143
Short-term investments	135	2	—	137
Equities	731	82	(17)	796

Total	$14,723	$465	$(112)	$15,076

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The decrease in fixed maturities and short-term investments from $14.3 billion at December 31, 2009 to $12.9 billion at December 31, 2010 is primarily related to cash outflows used to fund the Company’s share repurchases, debt repayment and dividends, and changes in the asset allocation from fixed maturities to equities and cash and cash equivalents. These decreases in fixed maturities and short-term investments were partially offset by the reinvestment of net investment income and an increase in asset values due to lower risk-free rates. The change in the asset allocation from fixed maturities to equities during the year was driven by improving worldwide equity markets. The change in the asset allocation from fixed maturities to cash and cash equivalents was primarily due to the timing of redemptions of fixed maturities during the fourth quarter of 2010 in order to finance new investments, share repurchases and certain steps related to the integration of Paris Re into the Company’s operating structure during the early part of 2011.

U.S. government and agencies included U.S. treasuries, agencies of the U.S. government and U.S. municipalities which accounted for 69%, 24%, and 7%, respectively, of this category at December 31, 2010. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. At December 31, 2010, 42% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AAA corporate issues. The remaining 50% and 8% of U.S. government agency securities were rated AAA and AA, respectively. At December 31, 2010, 17% of municipalities held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 83% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Non-U.S. sovereign government obligations comprised 81% of this category, of which 94% were rated AAA. The largest three non-U.S. sovereign government issuers (France, Germany and Canada) accounted for 83% of non-U.S. sovereign government obligations at December 31, 2010. The remaining 19% of this category was comprised of investment grade non-U.S. government related obligations, non-U.S. government agency obligations and supranational debt, which represented 13%, 5% and 1% of the total, respectively. At December 31, 2010, 83% of this category was rated AAA compared to 64% at December 31, 2009. The increase in the percentage of this category rated AAA was primarily due to the Company selling substantially all of its non-U.S. government and government related obligations related to Italy, Greece, Portugal, Ireland and Spain, in January 2010, and reallocating these exposures to non-U.S. government and government related securities rated AAA.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At December 31, 2010, 91% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 67% were rated A- or better. While the ten largest issuers accounted for 20% of the corporate bonds held by the Company at December 31, 2010 (7% of total investments and cash), no single issuer accounted for more than 3% of total corporate bonds (1% of the Company’s total investments and cash at December 31, 2010). At December 31, 2010, U.S. bonds comprised 61% of this category and no other country accounted for more than 10% of this category. The main exposures by economic sector were 25% in finance (10% were banks) and 13% in consumer noncyclicals. Within the finance sector, 99% of corporate bonds were rated investment grade and 90% were rated A- or better at December 31, 2010. In January 2010, the Company sold all of its holdings of Spanish government guaranteed corporate debt (excluding funds held – directly managed) with these exposures reallocated primarily to AAA rated non-U.S. government securities.

The asset-backed securities category included U.S asset-backed securities, which accounted for 84% at December 31, 2010. Of the U.S. asset-backed securities, 50% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 50% were not rated. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

The residential mortgage-backed securities category included U.S. residential mortgage-backed securities, which accounted for 88% at December 31, 2010. These securities generally have a low risk of default and 98% are backed by agencies of the U.S. government, which sets standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at December 31, 2010, other than $18 million of investments in distressed asset vehicles (included in other invested assets). At December 31, 2010, the Company’s U.S. residential mortgage-backed securities included approximately $99 million (4% of residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. The remaining 12% of this category at December 31, 2010 was comprised of non-U.S. residential mortgage-backed securities, of which 93% were rated AAA and substantially all were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities included U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 69% and 31% of this category at December 31, 2010, respectively. Approximately 99% of this category was rated A- or higher by Standard & Poor’s (or estimated equivalent) at December 31, 2010.

Short-term investments primarily consisted of obligations of non-U.S. sovereign governments, foreign corporations, U.S. corporations and U.S. treasuries. At December 31, 2010, non-U.S. sovereign government obligations, U.S. corporations and U.S. treasuries accounted for 43%, 8% and 6%, respectively, of this category and were rated A- or higher by Standard & Poor’s (or estimated equivalent). At December 31, 2010, foreign corporates represented the remaining balance of short-term investments and were comprised of catastrophe and mortality bonds, which accounted for 22% and 21% of this category, respectively, and were either rated below investment grade or were not rated.

Publicly traded common stocks (including public exchange traded funds and real estate investment trusts (REITs)) comprised 96% of equities at December 31, 2010. The remaining 4% of this category consisted primarily of funds holding fixed income securities, which was mainly comprised of a $35 million emerging markets fund. Of the publicly traded common stocks, exchange traded funds and REITs, U.S. issuers represented 90% at December 31, 2010. While the ten largest common stocks accounted for 17% of equities (excluding equities held in public exchange traded funds and funds holding fixed income securities) at December 31, 2010, no single common stock issuer accounted for more than 3% of total equities (excluding equities held in public exchange traded funds and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At December 31, 2010, the largest publicly traded common stock exposures by economic sector were 19% in consumer noncyclicals, 12% in each of technology, energy and finance, 11% in communications, and 10% in industrials. The increase in the Company’s equity portfolio from $796 million at December 31, 2009 to $1,072 million at December 31, 2010 was primarily due to a shift in asset allocation to equities and an increase in market values driven by improving worldwide equity markets during in 2010.

Maturity Distribution

The distribution of fixed maturities and short-term investments at December 31, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$921	$930
More than one year through five years	4,875	5,022
More than five years through ten years	3,264	3,418
More than ten years	572	615

Subtotal	9,632	9,985
Mortgage/asset-backed securities	2,812	2,889

Total	$12,444	$12,874

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed income securities at December 31, 2010:

% of total fixed income securities
Rating Category
AAA	51%
AA	9
A	22
BBB	11
Below investment grade/unrated	7

100%

The Company’s AA and A (or equivalent) rated securities, as a percentage of its total fixed income portfolio, decreased from 34% at December 31, 2009 to 31% at December 31, 2010 and was reallocated to fixed income securities rated below investment grade/unrated. The Company has increased its allocation to fixed income securities rated below investment grade/unrated from 4% at December 31, 2009 to 7% at December 31, 2010, primarily due to the purchase of higher yielding unrated mortgaged/asset-backed securities and below investment-grade corporate securities. The changes in the Company’s overall asset allocation compared to December 31, 2009 also reflects the increase in the sales and redemptions of fixed income securities to finance the significant level of share repurchases in 2010. The average credit quality of the Company’s fixed maturity investment portfolio at December 31, 2010 and 2009 was AA.

Other Invested Assets

At December 31, 2010 and 2009, the Company’s other invested assets totaled $352 million and $226 million, respectively. The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, private placement equity and bond investments, notes receivable and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at December 31, 2010, are reported within other invested assets in the Company’s Consolidated Balance Sheets.

At December 31, 2010, the Company’s principal finance activities included $124 million of investments classified as other invested assets, which were comprised primarily of total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments), other asset-backed securities and notes receivable. At December 31, 2010, the carrying value of other asset-backed securities and notes receivable was $88 million and $49 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was an unrealized loss of $13 million.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At December 31, 2010, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $7 million and $6 million, respectively. At December 31, 2010, the notional value of the Company’s assumed exposure in the form of total return swaps was $161 million.

As of December 31, 2010, 50% of the Company’s principal finance total return and interest rate swap portfolio was related to apparel and retail future flow income or intellectual property backed transactions and 38% was related to tax advantaged real estate income, with the remainder distributed over a number of generally unrelated risks. Approximately 50% of the underlying investments were rated investment grade.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At December 31, 2010, the fair value of the Company’s assumed exposure in the form of credit default swaps was insignificant and the notional value was $23 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at December 31, 2010. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $2 million at December 31, 2010, and the notional value was comprised of $114 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and a longevity total return swap for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At December 31, 2010, the combined fair values of the weather derivatives and the longevity total return swap were insignificant, while their combined notional values were $89 million.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The fair value and notional value of the treasury note futures was a net unrealized gain of $24 million and a net short position of $1,756 million at December 31, 2010, respectively. The Company also uses equity futures to replicate equity investment positions, which had insignificant fair values and notional values at December 31, 2010.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. As of December 31, 2010, the fair value of foreign exchange forward contracts and foreign currency option contracts was a net unrealized gain of $14 million and $4 million, respectively.

At December 31, 2010, the Company’s strategic investments of $195 million (of which $179 million were included in other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments, derivatives and other specialty asset classes. Included as part of the Company’s strategic investment activities are commodity futures and option contracts (which are accounted for as derivative financial instruments) with combined fair values and notional values that were insignificant at December 31, 2010.

The Company also had $9 million of other invested assets at December 31, 2010.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report. The composition of the investments underlying the funds held – directly managed account at December 31, 2010 is discussed below.

Substantially all of the investments in the segregated investment portfolio underlying the funds held – directly managed account are carried at fair value. Realized and unrealized investment gains and losses and net investment income related to this account inure to the benefit of the Company. The Company elected the fair value option as of the Acquisition Date of Paris Re for all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying this account, and accordingly, all changes in its fair value subsequent to the Acquisition Date are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

At December 31, 2010, approximately 98% of the fixed income securities underlying the funds held – directly managed account were publicly traded and substantially all were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of fixed income securities underlying the funds held – directly managed account was AA at December 31, 2010, and 2009.

The average duration of investments underlying the funds held – directly managed account was 3.1 years at December 31, 2010, compared to 3.0 years at December 31, 2009. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account decreased from 2.6% at December 31, 2009 to 2.4% at December 31, 2010, primarily due to a decline in risk-free interest rates in 2010. The average yield to maturity is lower than the book yield of 3.5% reported prior to the acquisition of Paris Re due to an increase in the cost basis of the portfolio under U.S. GAAP, which is based on the fair value of the investments at the Acquisition Date. The increased cost basis is a result of the securities trading at a premium to their par value at maturity at the Acquisition Date. The premium will be amortized over the remaining period to maturity.

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2010 and 2009 were as follows (in millions of U.S. dollars):

2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$281	$8	$(1)	$288
Non-U.S. sovereign government, supranational and government related	378	7	—	385
Corporate	788	14	(3)	799
Mortgage/asset-backed securities	12	2	(2)	12

Total fixed maturities	1,459	31	(6)	1,484
Short-term investments	38	—	—	38
Other invested assets	25	—	(4)	21

Total	$1,522	$31	$(10)	$1,543

2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$302	$—	$(2)	$300
Non-U.S. sovereign government, supranational and government related	549	3	(4)	548
Corporate	900	3	(3)	900
Mortgage/asset-backed securities	14	5	(1)	18

Total fixed maturities	1,765	11	(10)	1,766
Short-term investments	28	—	—	28
Other invested assets	41	1	(3)	39

Total	$1,834	$12	$(13)	$1,833

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments in the above table at December 31, 2010, the funds held – directly managed account included cash and cash equivalents of $129 million, other assets and liabilities of $80 million and accrued investment income of $20 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and agency securities underlying the funds held – directly managed account are comprised of agencies of the U.S. government and U.S. treasuries which accounted for 67% and 33% of this category at December 31, 2010, respectively. With the exception of investments totaling $37 million in government sponsored entities which were rated AA, the agencies of the U.S. government and U.S. treasuries are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in the non-U.S. sovereign government, supranational and government related category are obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Non-U.S. government related obligations rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) comprised 60% of this category, with investment grade non-U.S government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 18%, 18% and 4%, respectively. The decrease in this category from $548 million at December 31, 2009 to $385 million at December 31, 2010, is primarily related to fixed income securities underlying the funds held – directly managed account that have matured during the year, as the Company has matched the duration of its fixed income securities with the expected loss payments related to the run-off of the Paris Re reserves that are guaranteed by Coliseé Re under the Reserve Agreement. The decrease is also due to the sale of substantially all of the non-U.S. governments and agency obligations related to Italy, Spain, Greece, Portugal and Ireland in January 2010.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At December 31, 2010, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 93% were rated A- or better. While the ten largest issuers accounted for 25% of the corporate bonds underlying the funds held – directly managed account at December 31, 2010, no single issuer accounted for more than 7% of total corporate bonds or more than 3% of the investments and cash underlying the funds held – directly managed account. U.S. and French bonds comprised 45% and 14%, respectively, of this category at December 31, 2010. The main exposures of this category by economic sector were 48% in finance (28% were banks), 13% in consumer noncyclicals and 11% in government guaranteed corporate debt. At December 31, 2010 all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better. The decrease in this category from $900 million at December 31, 2009 to $799 million at December 31, 2010, is primarily related to the maturity of fixed income securities underlying the funds held – directly managed account to match the expected loss payments related to the Paris Re guaranteed reserves, as described above.

Mortgage/asset-backed securities underlying the funds held – directly managed account are comprised of U.S. mortgage-backed and asset-backed securities. At December 31, 2010, 46% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 24% were rated A- or better.

Short-term investments underlying the funds held – directly managed account at December 31, 2010, are comprised of non-U.S. sovereign government and non-U.S. government agency obligations. At December 31, 2010, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 97% were rated AAA.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

See discussion in Counterparty Credit Risk in Item 7A of Part II of this report related to the release of assets forming part of the funds held – directly managed account to PartnerRe Europe in February 2011.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2010, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$288	$289
More than one year through five years	801	814
More than five years through ten years	366	376
More than ten years	30	31

Subtotal	1,485	1,510
Mortgage/asset-backed securities	12	12

Total	$1,497	$1,522

Rating Distribution

The following table provides a breakdown of the credit quality of fixed income securities underlying the Company’s funds held – directly managed account at December 31, 2010:

Rating Category	% of total fixed income securities
AAA	45%
AA	27
A	24
BBB	4

100%

The percentage of AAA-rated fixed income securities underlying the funds held – directly managed account at December 31, 2010, increased from 38% at December 31, 2009 to 45% at December 31, 2010. The increase is primarily due to a shift in asset allocation from non-U.S. government related securities to AAA-rated U.S. government securities due to the maturities of certain fixed income securities, as described above, and the sale of substantially all of the non-U.S. government related obligations (related to Italy, Spain, Greece, Portugal and Ireland in January 2010). The average credit quality of the fixed income securities underlying the funds held – directly managed account at December 31, 2010 and 2009 was AA.

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

As of December 31, 2010 and 2009, the Company recorded $937 million and $938 million, respectively, of funds held assets in its Consolidated Balance Sheets. The modest decrease in funds held assets at December 31, 2010 compared to December 31, 2009 is related to impact of the stronger U.S. dollar, primarily against the euro and British pound, converting funds held assets on contracts that are denominated in currencies that have depreciated against the U.S. dollar at lower exchange rates, being offset by an increase in funds held assets related to growth and new business in the Life segment.

At December 31, 2010, the five largest cedants represented 63% of the funds held balance, with overall net liabilities owed by the Company to those cedants. Approximately 79% of the funds held balance at December 31, 2010 related to contracts that earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates at December 31, 2010 ranged from 3.0% to 6.0%. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include three of the five cedants with the largest funds held assets, which represented 44% of the Company’s total funds held balance.

With respect to the remaining 21% of funds held at December 31, 2010, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2010 included two of the five cedants with the largest funds held assets, which represented 19% of the Company’s total funds held balance. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

Within this portion of the funds held assets, the Company has several annuity treaties which are structured so that the return on the funds held balances is tied to the performance of an underlying group of assets held by the cedant, including fluctuations in the market value of the underlying assets. One such treaty is a retrocessional agreement under which the Company receives more limited data than what is generally received under a direct reinsurance agreement. In these arrangements, the objective of the reinsurance agreement is to provide for the covered longevity risk and to earn a net investment return on an underlying pool of assets greater than is contractually due to the annuity holders. While the Company is also exposed to the creditworthiness of the cedant, the Company’s credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions the Company is able to mitigate this risk, depending on the nature of the funds held arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. The Company also has non-life treaties in which the investment performance of the net funds held asset corresponds to the interest income on the assets held by the cedant; however, the Company is not directly exposed to the underlying credit risk of these investments, as they serve only as collateral for the Company’s receivables. That is, the amount owed to the Company is unaffected by changes in the market value of the investments underlying the funds held.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2010.

At December 31, 2010 and 2009, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,667 million and $10,811 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,318 million and $10,475 million, respectively. The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2010, 2009 and 2008 (in millions of U.S. dollars):

	2010	2009	2008
Net liability at beginning of year	$10,475	$7,385	$7,099
Net liability acquired related to Paris Re	—	3,176	—
Net incurred losses related to:
Current year	3,138	2,341	2,564
Prior years	(478)	(486)	(418)

	2,660	1,855	2,146
Change in Paris Re Reserve Agreement	(67)	(32)	—
Net paid losses	(2,579)	(2,044)	(1,581)
Effects of foreign exchange rate changes	(171)	135	(279)

Net liability at end of year	$10,318	$10,475	$7,385

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income—Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of this report for a discussion of the impact of foreign exchange on the net reserves.

The net Non-life reserves for unpaid losses and loss expenses at December 31, 2010 include $1,239 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report and Note 9 to Consolidated Financial Statements for a discussion of the Reserve Agreement).

The 2010 net incurred losses included losses of $520 million for the Chile Earthquake, New Zealand Earthquake and Deepwater Horizon and the 2008 net incurred losses included losses of $332 million for Hurricane Ike, while 2009 net incurred losses reflected low large loss activity. The Non-life ratio of paid losses to net premiums earned was 64%, 58% and 47%, and the Non-life ratio of paid losses to incurred losses was 97%, 110% and 74% for the years ended December 31, 2010, 2009 and 2008, respectively. The Non-life ratio of paid losses to net premiums earned in 2010 increased primarily due to higher paid losses related to Hurricane Ike and the Chile Earthquake and the impact of the Company continuing to pay losses associated with Paris Re’s business, while the related net premiums earned are declining as a result of a significant level of non-renewals as the Company integrates and repositions its portfolio. The decrease in the Non-life ratio of paid losses to incurred losses is due to a higher level of incurred losses, primarily related to the Chile Earthquake, New Zealand Earthquake and Deepwater Horizon in 2010 compared to the same period in 2009, which had no catastrophic or large losses and is partially offset by the higher level of paid losses in 2010 compared to 2009.

Policy Benefits for Life and Annuity Contracts

At December 31, 2010 and 2009, the Company recorded gross policy benefits for life and annuity contracts of $1,750 million and $1,615 million, respectively, and net policy benefits for life and annuity contracts of $1,736 million and $1,595 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2010, 2009 and 2008 (in millions of U.S. dollars):

	2010	2009	2008
Net liability at beginning of year	$1,595	$1,408	$1,499
Net incurred losses related to:
Current year	612	455	439
Prior years	12	(15)	24

	624	440	463

Net paid losses	(420)	(323)	(353)
Effects of foreign exchange rate changes	(63)	70	(201)

Net liability at end of year	$1,736	$1,595	$1,408

The increase in net policy benefits for life and annuity contracts of $141 million from December 31, 2009 to December 31, 2010 is due to an increase in current year incurred losses, which is driven by growth and new business. This increase was partially offset by net paid losses and the impact of the stronger U.S. dollar, primarily against the euro and the British pound, converting policy benefits for life and annuity contracts that are denominated in these currencies at lower exchange rates.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income—Results by Segment above for a discussion of life policy benefits and prior years’ reserve development.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 10 to Consolidated Financial Statements in Item 8 of Part II of this report and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of this report for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

As of December 31, 2010 and 2009, the Company recorded $363 million and $357 million, respectively, of reinsurance recoverable on paid and unpaid losses in its Consolidated Balance Sheets. The distribution of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating at December 31, 2010 was as follows:

Rating Category	% of total reinsurance recoverable on paid and unpaid losses
AAA	1%
AA	11
A	54
Less than A/Unrated/Other	23
Collateralized	11

Total	100%

At December 31, 2010, 77% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with an A- or better rating from Standard and Poor’s or from reinsurers with collateralized balances.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2010 were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Operating leases	120.2	34.8	47.9	20.2	17.3
Other operating agreements	27.7	16.4	8.2	3.1	—
Other invested assets (1)	142.1	54.2	70.0	13.6	4.3
Unpaid losses and loss expenses (2)	10,666.6	2,852.8	2,916.2	1,649.0	3,248.6
Policy benefits for life and annuity contracts (3)	2,670.3	352.7	313.1	241.7	1,762.8
Deposit liabilities (3)	382.3	19.2	50.9	47.2	265.0
Employment agreements (4)	30.1	22.8	7.2	0.1	—
Other long-term liabilities:
Senior Notes—principal (5)	750.0	—	—	—	750.0
Senior Notes—interest	NA	44.7	89.4	89.4	44.7 per annum
Capital Efficient Notes—principal (6)	63.4	—	—	—	63.4
Capital Efficient Notes —interest	NA	4.1	8.2	8.2	4.1 per annum
Series C cumulative preferred shares— principal (7)	290.0	—	—	—	290.0
Series C cumulative preferred shares—dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares— principal (7)	230.0	—	—	—	230.0
Series D cumulative preferred shares—dividends	N/A	15.0	29.9	29.9	15.0 per annum

N/A: not applicable

(1)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.
(2)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2010, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.
(3)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2010 of $1,750 million and $268 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(4)	In April 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Employees participating in the voluntary plan have no compulsory notice periods, however, their expected leaving dates are largely through mid 2012. Participating employees will continue to receive salary and other employment benefits until they leave the Company. The amounts in the table above reflect the Company’s remaining obligations to the eligible employees that will be paid on their departure dates. A charge has been recorded in the Consolidated Statement of Operations for the year ended December 31, 2010 related to these amounts.
(5)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million and $250 million in its Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

(6)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.
(7)	The Company’s Series C and Series D preferred shares are perpetual and have no mandatory redemption requirement. See Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report for further information.

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

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $7.2 billion at December 31, 2010, a 6% decrease compared to $7.6 billion at December 31, 2009. The major factors contributing to the decrease in shareholders’ equity in 2010 were:

•

a net decrease of $1,019 million, due to the repurchase of common shares of $1,083 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans and share-based compensation expense of $64 million;

•	dividends declared on both the Company’s common and preferred shares of $192 million;

•	a decrease of $67 million in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar; and

•	a decrease of $14 million in other accumulated comprehensive loss; partially offset by

•	net income of $853 million.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the year ended December 31, 2010.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through the payment of dividends or stock repurchases, when available business opportunities are insufficient or unattractive to fully utilize the Company’s capital at adequate returns. The Company may also seek to reduce or restructure its capital through the repayment or purchase of debt obligations, or increase or restructure its capital through the issuance of debt, when opportunities arise.

Management uses growth in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share increased by 11% to $93.77 at December 31, 2010 from $84.51 at December 31, 2009, primarily due to comprehensive income and the accretive impact of the share repurchases during 2010. See Key Financial Measures for further discussion.

The table below sets forth the capital structure of the Company at December 31, 2010 and 2009 (in millions of U.S. dollars):

	2010		2009
Capital Structure:
Senior notes (1)	$750	9%	$250	3%
Capital efficient notes (2)	63	1	63	1
6.75% Series C cumulative preferred shares, aggregate liquidation	290	4	290	4
6.5% Series D cumulative preferred shares, aggregate liquidation	230	3	230	3
Common shareholders’ equity	6,687	83	7,126	89

Total Capital	$8,020	100%	$7,959	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million and $250 million in its Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

Long-term Debt

In October 2005, the Company entered into a loan agreement with Citibank, N.A., under which the Company borrowed $400 million. The loan had an original maturity of April 27, 2009 and bore interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. In July 2008, under the terms of a loan amendment entered into with Citibank N.A., the maturity of half of the original $400 million loan was extended to July 12, 2010 with interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter.

On January 14, 2009, the Company elected to repay the first half of the original $400 million loan that was due on April 27, 2009.

On July 12, 2010, the Company repaid the $200 million remaining half of the original $400 million loan.

The Company incurred interest expense of $1.2 million, $3.9 million and $15.2 million and paid interest of $1.6 million, $6.3 million and $16.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, in relation to this loan.

The Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2010.

Senior Notes

On March 10, 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.500% Senior Notes (2010 Senior Notes, or collectively with the 2008 Senior Notes defined below referred to as Senior Notes). The 2010 Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest payments on the 2010 Senior Notes commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

The 2010 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance B. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance B under the 2010 Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the 2010 Senior Notes were used for general corporate purposes.

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

For the year ended December 31, 2010, the Company incurred interest expense of $21.8 million and paid interest of $19.6 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.875% Senior Notes (2008 Senior Notes, or collectively with 2010 Senior Notes referred to as Senior Notes). The 2008 Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2008 Senior Notes is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

The 2008 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the 2008 Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the 2008 Senior Notes were used to redeem an outstanding bank loan and the remaining net proceeds were used for general corporate purposes.

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

For the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense of $17.2 million, $17.2 million and $10.2 million, respectively, and paid interest of $17.2 million, $17.2 million and $8.8 million, respectively, in relation to the 2008 Senior Notes issued by PartnerRe Finance A (see Note 11 to Consolidated Financial Statements in Item 8 of Part II of this report).

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

PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s Senior Notes.

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

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at December 31, 2010 was $63.4 million and $71.0 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense of $4.6 million, $7.0 million and $16.6 million, respectively, and paid interest of $4.6 million, $8.0 million and $16.6 million, respectively (see Note 11 to Consolidated Financial Statements in Item 8 of Part II of this report).

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

Common Shareholders’ Equity

Share repurchases

During 2010, the Company repurchased, under its authorized share repurchase program, 14.0 million of its common shares at a total cost of $1,083 million, representing an average cost of $77.10 per share. At December 31, 2010, the Company had approximately 6.5 million common shares remaining under its current share repurchase authorization and approximately 14.0 million common shares were held in treasury and are available for reissuance (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

During 2009, no shares were repurchased. During 2008, the Company repurchased 1.5 million of its common shares pursuant to its repurchase program at a total cost of $110 million, representing an average cost of $71.79 per share (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

In January and February 2011, the Company repurchased 2.7 million of its common shares at a total cost of $220 million, representing an average cost of $81.54 per share. Following these share repurchases, the Company had approximately 3.8 million common shares remaining under its current share repurchase authorization and approximately 16.7 million shares held in treasury.

Share issuance

During 2010, the Company’s remaining $200 million forward sale agreement matured. The Company did not deliver any common shares to the forward counterparty (see Note 19 to Consolidated Financial Statements in Item 8 of Part II of this report).

During 2009, and pursuant to the acquisition of Paris Re, the Company issued 25.7 million common shares, of which 1.3 million common shares were reissued from treasury (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

During 2008, under a maturing forward sale agreement, the Company delivered 3.4 million common shares to the forward counterparty over a 40 day valuation period for total proceeds of $211.6 million. The value received per share was the average daily market price per share over the valuation period, subject to a minimum price per share of $59.37 (see Note 19 to Consolidated Financial Statements in Item 8 of Part II of this report).

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents increased significantly from $738 million at December 31, 2009 to $2,111 million at December 31, 2010.

The increase in cash and cash equivalents at December 31, 2010 compared to December 31, 2009 was related to an increase in net cash flows from investing activities of $1,550 million to $1,102 million during 2010 compared to net cash used in investing activities of $447 million during 2009. The increase in cash and cash equivalents at December 31, 2010 was primarily due to the timing of redemptions of fixed maturities during the fourth quarter of 2010 in order to finance new investments, share repurchases and certain steps related to the integration of Paris Re into the Company’s operating structure during the early part of 2011. The increase in net cash from investing activities was due to the same factors, as well as, additional sales and redemptions of fixed maturities during 2010 to finance the Company’s share repurchases of $1.1 billion.

Cash flows from operations in 2010 increased to $1,227 million from $1,099 million in 2009. The increase in cash flows from operations in 2010 compared to 2009 was primarily due to higher net investment and underwriting cash flows and was partially offset by an increase in taxes and foreign exchange. The increase in net investment cash flows reflects contributions from Paris Re for a full year in 2010 compared to the fourth quarter only of 2009 and was partially offset by lower reinvestment rates. Although paid losses in 2010 were higher than paid losses in 2009, due to the inclusion of Paris Re’s paid losses for a full year in 2010, the Company’s net cash inflows from underwriting activities have increased. The higher taxes and foreign exchange was driven by higher taxable income in 2009, mainly in France and the U.S.

Net cash used in financing activities increased from $765 million in 2009 to $922 million in 2010. Net cash used in financing activities in 2010 was primarily related to share repurchases of $1,065 million, the repayment of debt of $200 million and dividends on common and preferred shares of $192 million, partially offset by the proceeds from the issuance of the $500 million Senior Notes.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments related to its debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2010, the Company incurred operating expenses of $92 million, interest paid was $6 million, common dividends paid were $157 million, preferred dividends paid were $35 million, the repayment of debt was $200 million and share repurchases were $1,083 million. In February and October 2010, the Company announced that it was increasing its quarterly dividend to $0.50 per common share and to $0.55 per common share, respectively, or approximately $154 million in total for 2011, assuming a constant number of common shares outstanding and a constant dividend rate, and it will pay approximately $35 million in dividends to preferred shareholders.

The Company relies primarily on cash dividends and payments from its subsidiaries to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from its subsidiaries to be the principal source of its funds to pay such expenses and dividends. The payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. As of December 31, 2010, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses (see Note 14 to Consolidated Financial Statements in Item 8 of Part II of this report).

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. PartnerRe U.S. Holdings and its subsidiaries have $750 million in Senior Notes as well as $63 million of CENts outstanding at December 31, 2010 and will pay approximately $49 million in aggregate interest payments in 2011 related to this debt.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company expects that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2011, absent a series of unusual catastrophic events. In the unlikely event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $16.4 billion at December 31, 2010, the main components of which were investment grade fixed income securities, short-term investments and cash and cash equivalents totaling $14.1 billion.

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

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. As of December 31, 2010, the total amount of such credit facilities available to the Company was $1,359.4 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $459.9 million and $243.2 million, respectively, at December 31, 2010, in respect of reported loss and unearned premium reserves.

On July 16, 2010, the Company terminated its existing $660 million five-year syndicated unsecured credit facility, which had a maturity date of September 30, 2010, and entered into a new $750 million three-year syndicated unsecured credit facility. The new facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants as of December 31, 2010. The new facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility. During the year ended December 31, 2010, there were no borrowings under this revolving line of credit.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility with some price protection.

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

In addition to the unsecured credit facilities available, the Company maintains two committed secured letter of credit facilities related to business written by Paris Re, with a total amount available of $350 million. The facilities are used for the issuance of letters of credit, which must be secured fully or partially with cash and/or government bonds and/or investment grade bonds. These credit facilities have maturity dates of January 20, 2012, with respect to a $150 million facility, and November 18, 2011, with respect to a $200 million facility. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. At December 31, 2010, no conditions of default existed under these facilities.

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

On July 31, 2008, the Company amended its existing forward sale agreement. Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the remaining half was extended to April 2010. Under the terms of the unamended half of the forward sale agreement, in 2008 the Company delivered 3.4 million common shares to the forward counterparty for total proceeds of $211.6 million (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

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

At December 31, 2010, the value of the U.S. dollar strengthened approximately 8% against the euro and 3% against the British pound, compared to December 31, 2009. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a decrease in the U.S. dollar value of the assets and liabilities denominated in these currencies at December 31, 2010. These decreases were partially offset by the U.S. dollar weakening against the Canadian dollar by approximately 5% at December 31, 2010, compared to December 31, 2009, which increased the U.S. dollar value of Canadian dollar denominated assets and liabilities. See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses in 2010 and 2009.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $67 million during the year ended December 31, 2010 compared to an increase of $48 million and a decrease of $163 million during the years ended December 31, 2009 and 2008, respectively, due to both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment for the years ended December 31, 2010, 2009 and 2008 (in millions of U.S. dollars):

	2010	2009	2008
Currency translation adjustment at beginning of year	$83	$35	$198
Change in currency translation adjustment included in accumulated other comprehensive income	(66)	77	(126)
Net realized and unrealized loss on designated net investment hedges included in accumulated other comprehensive income	(1)	(29)	(37)

Currency translation adjustment at end of year	$16	$83	$35

From time to time, the Company enters into net investment hedges. During the fourth quarter of 2010, the Company entered into foreign exchange contracts (with notional amounts of Canadian $200 million) to hedge a portion of its net investment exposure to Canadian dollar exchange fluctuations resulting from the translations of its Canadian branches. The Company’s net notional exposure and net fair value of its net investment hedge at December 31, 2010 was $198 million and a liability of $1 million, respectively. The net unrealized loss of $1 million at December 31, 2010 is included in the table above. See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II below for a discussion of the Company’s risk related to changes in foreign currency movements.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

New Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance which requires the Company to disclose additional information about its fair value measurements at a greater level of disaggregation related to the Level 3 activity, which will be effective for interim and annual periods beginning after December 15, 2010.

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

As discussed above in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance assets and liabilities (liability funds) and those assets that represent shareholder capital (capital funds). At December 31, 2010, liability funds (including the investment portfolio underlying the funds held – directly managed account) represented 58% (or $10.6 billion) of the Company’s total invested assets (including the investments underlying the funds held – directly managed account and accrued interest). Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition. This practice seeks to protect the Company against changes in interest rates and foreign exchange rates. Although the focus of this discussion is to identify risk exposures that impact the market value of assets alone, it is important to recognize that the risks discussed herein are significantly mitigated to the extent that the Company’s investment strategy allows market forces to influence the economic valuation of assets and liabilities in a way that is generally offsetting.

At December 31, 2010, capital funds represented 42% (or $7.7 billion) of the Company’s total invested assets. These assets represent shareholders’ capital and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk and higher return profile, such as preferred and common stocks, private placement equity and bond investments, convertible and high-yield fixed income securities and certain other specialty asset classes, in addition to investment grade fixed income securities. At December 31, 2010, 37% of the Company’s capital funds were invested in investment grade fixed income securities compared to 63% at December 31, 2009. The decrease in the percentage of the Company’s capital funds invested in investment grade fixed income securities is primarily related to a shift in asset allocation at December 31, 2010 from investment grade fixed income securities to cash and cash equivalents primarily due to the timing of redemptions of fixed maturities during the fourth quarter of 2010 in order to finance new investments, share repurchases and certain steps related to the integration of Paris Re into the Company’s operating structure during the early part of 2011. The decrease in the level of investment grade fixed income securities in the Company’s capital funds is also due to a shift in asset allocation from investment grade fixed income securities to higher yielding assets due to low risk-free rates. The Company’s investment philosophy is to reduce foreign currency risk on capital funds by investing primarily in U.S. dollar denominated investments. In considering the market risk of capital funds, it is important to recognize the benefits of portfolio diversification. Although these asset classes in isolation may introduce more risk into the portfolio, market forces have a tendency to influence each class in different ways and at different times. Consequently, the aggregate risk introduced by a portfolio of these assets should be less than might be estimated by summing the individual risks.

The Company’s investment strategy allows the use of derivative investments, subject to strict limitations. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions and aims to diversify its counterparty credit risk exposure. See Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this report for additional information related to derivatives.

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

At December 31, 2010, the Company held approximately $2,901 million of its total invested assets (including the investment portfolio underlying the funds held – directly managed account) in mortgage/asset-

backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	December 31, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to interest rate risk (1) (2)	$15,371	6%	$14,935	3%	$14,499	$14,063	(3)%	$13,627	(6)%
Fair value of funds held – directly managed exposed to interest rate risk (2)	1,755	6	1,703	3	1,651	1, 599	(3)	1,547	(6)
Total invested assets (3)	19,279	5	18,791	3	18,303	17,815	(3)	17,327	(5)
Shareholders’ equity	8,183	14	7,695	7	7,207	6,719	(7)	6,231	(14)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Consolidated Balance Sheets.

As discussed above, the Company strives to match the foreign currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the foreign currency mix of the Company’s fixed income portfolio at the time of the interest rate changes. See Foreign Currency Risk below.

At December 31, 2009, the Company estimated that the hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves would result in an approximate 3%, or $469 million, increase in the fair value of investments exposed to interest rates, or an approximate 3%, 3% and 7% increase in the fair value of funds held – directly managed exposed to interest rate risk, total invested assets and shareholders’ equity, respectively. The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2010 compared to December 31, 2009.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding Senior Notes, CENts and preferred shares at December 31, 2010 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750	$782
Debt related to Capital Efficient Notes (2)	63	59
Series C cumulative preferred shares	290	285
Series D cumulative preferred shares	230	222

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million and $250 million in its Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

The fair value of the debt related to Senior Notes issued by PartnerRe Finance B LLC, PartnerRe Finance A LLC and the CENts has been calculated using quoted market prices based on the aggregate principal amount outstanding of $500 million from PartnerRe Finance B LLC, $250 million from PartnerRe Finance A and $63 million from PartnerRe Finance II, respectively. For the Company’s Series C and Series D cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the aggregate liquidation value of the shares.

The fair value of the Company’s outstanding debt obligations and preferred shares increased modestly at December 31, 2010, compared to December 31, 2009 primarily as a result of lower risk free rates.

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

At December 31, 2010, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 basis points	% change	-100 basis points	% change	December 31, 2010	+100 basis points	% change	+200 basis points	% change
Fair value of investments exposed to credit spread risk (1) (2)	$15,189	5%	$14,844	2%	$14,499	$14,154	(2)%	$13,809	(5)%
Fair value of funds held – directly managed exposed to credit spread risk (2)	1,721	4	1,686	2	1,651	1,616	(2)	1,581	(4)
Total invested assets (3)	19,063	4	18,683	2	18,303	17,923	(2)	17,543	(4)
Shareholders’ equity	7,967	11	7,587	5	7,207	6,827	(5)	6,447	(11)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

At December 31, 2009, the Company estimated that the hypothetical case of an immediate 100 basis point adverse change in credit spreads would result in an approximate 2%, or $373 million, increase in the fair value of investments exposed to credit spreads, or an approximate 2%, 2% and 5% increase in the fair value of funds held – directly managed exposed to credit spread risk, total invested assets and shareholders’ equity, respectively. The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2010 compared to December 31, 2009.

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

The Company is generally able to match its liability funds against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the non-U.S. dollar currencies for which the Company deems the net asset or liability exposures to be material, the Company employs a hedging strategy utilizing foreign exchange forward contracts and other derivative financial instruments, as appropriate, to ensure that its liability funds are matched by currency. The Company does not hedge currencies for which its asset or liability exposures are not material or where it is unable or impractical to do so. In such cases, the Company is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

For the Company’s capital funds, including its net investment in foreign subsidiaries and branches, the Company does not typically employ hedging strategies. However, from time to time the Company does enter into net investment hedges to offset foreign exchange volatility (see Currency in Item 7 of Part II of this report).

The table below summarizes the Company’s gross and net exposure in its Consolidated Balance Sheet at December 31, 2010 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total (1)
Total assets	$5,207	$1,208	$1,498	$62	$359	$456	$8,790
Total liabilities	(4,573)	(954)	(813)	(266)	(71)	(1,448)	(8,125)

Total gross foreign currency exposure	634	254	685	(204)	288	(992)	665
Total derivative amount	(216)	(234)	(183)	216	(39)	766	310

Net foreign currency exposure	$418	$20	$502	$12	$249	$(226)	$975

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Consolidated Balance Sheet at December 31, 2010.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $98 million and $195 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

At December 31, 2009, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $1,697 million. The $722 million decrease in the Company’s net foreign currency exposure compared to December 31, 2009 is primarily related to a decrease in euro exposure related to the restructuring of its European operating platform to integrate Paris Re.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At December 31, 2010, approximately 50% of the Company’s fixed income portfolio (including the funds held – directly managed account) was rated AAA (or equivalent rating), 83% was rated A- or better and 6% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2010, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and French governments which are rated AAA (see Investments–Trading Securities in Item 7 of Part II of this report), with the single largest corporate issuer and the top 10 corporate issuers accounting for less than 3% and 21% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 7% and 26% of total corporate fixed income securities underlying the funds held – directly managed account at December 31, 2010, respectively.

The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2010, the Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts, including the net investment hedge, was $2,073 million, while the net value of those contracts was an unrealized gain of $18 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for alternative risk products. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. The Company purchased protection related to its investment portfolio and credit/surety line primarily in the form of credit default swaps with a notional value of $114 million and an unrealized loss of $2 million at December 31, 2010.

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company for any other reason. However, the Company’s credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions the Company is able to mitigate this risk, depending on the nature of the funds held arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk. The Company is also exposed to some extent to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns.

The funds held – directly managed account due to the Company is related to one cedant, Colisée Re, whereby Paris Re and its subsidiaries entered into the Issuance Agreement and Quota Share Retrocession Agreement to assume business written by Colisée Re (see Summary of certain agreements between AXA SA, Colisée Re, and Paris Re in Item 1 of Part I of this report). The agreement provided that the premiums related to the transferred business were retained by Colisée Re and credited to a funds held account. On February 1, 2011, PartnerRe Europe (formerly Paris Re France prior to the aforementioned cross border merger with PartnerRe Europe), entered into an Endorsement to Quota Share Retrocession Agreement (the Endorsement) with Colisée Re. The Endorsement amends certain terms of the Quota Share Retrocession Agreement and sets out the basis on which the parties have agreed that certain assets currently forming part of the funds held – directly managed account will be released to PartnerRe Europe. At December 31, 2010, the funds held – directly managed account due from Colisée Re was $1.8 billion, including $1.7 billion in a segregated investment portfolio. Pursuant to the Endorsement, assets forming part of the funds held – directly managed account at December 2010 of approximately $0.3 billion were released to PartnerRe Europe in February 2011. The investments underlying the funds held – directly managed account are maintained in a segregated investment portfolio by Colisée Re and managed by the Company. The Company is subject to the credit risk of this cedant in the event of insolvency or Colisée Re’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the right to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due. See also Risk Factors in Item 1A of Part I of this report for additional discussion of the Company’s exposure if Colisée Re, or its affiliates, breach or do not satisfy their obligations.

In addition to exposure to Colisée Re, the Company is also subject to the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the 2006 Acquisition Agreements (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of this report).

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Risk Factors in Item 1A of Part I of this report for detailed information on two brokers that accounted for approximately 46% of the Company’s gross premiums written for the year ended December 31, 2010.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2010 were $2,077 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible reinsurance balances receivable was $13 million at December 31, 2010.

The Company purchases retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on paid and unpaid losses was $363 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $7 million at December 31, 2010. At December 31, 2010, 77% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with an A- or better rating from Standard and Poor’s or from reinsurers with collateralized balances. See Financial Condition, Liquidity and Capital Resources—Reinsurance Recoverable on Paid and Unpaid Losses above for details of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating.

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2009.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $1,031 million, excluding funds holding fixed income securities of $41 million) at December 31, 2010. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.11 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows:

	20% decrease	% change	10% decrease	% change	December 31, 2010	10% increase	% change	20% increase	% change
Equities (1)	$803	(22)%	$917	(11)%	$1,031	$1,145	11%	$1,259	22%
Total invested assets (2)	18,075	(1)	18,189	(1)	18,303	18,417	1	18,531	1
Shareholders’ equity	6,979	(3)	7,093	(2)	7,207	7,321	2	7,435	3

(1)	Excludes funds holding fixed income securities of $41 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

At December 31, 2009, the Company estimated that a 10% decrease in the S&P 500 Index would result in an approximate 10%, or $79 million, decrease in the fair value of the Company’s equity portfolio, or less than l% and a 1% decrease in the total invested assets and shareholders’ equity, respectively. The percentage impact of a decrease in equity markets on the Company’s equity portfolio, total invested assets and shareholders’ equity, has not changed significantly at December 31, 2010 compared to December 31, 2009. The absolute impact of a decrease in equity markets on the Company’s equity portfolio, total invested assets and shareholders’ equity has increased to $114 million at December 31, 2010 compared to $79 million at December 31, 2009, as a result of the increase in the equity portfolio, excluding funds holding fixed income securities, from $761 million at December 31, 2009 to $1,031 million at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2010	December 31, 2009
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2010, $12,394,797; 2009, $13,856,840)	$12,824,389	$14,143,093
Short-term investments, trading securities, at fair value (amortized cost: 2010, $49,132; 2009, $134,830)	49,397	137,346
Equities, trading securities, at fair value (cost: 2010, $942,745; 2009, $731,387)	1,071,676	795,539
Other invested assets	352,405	225,532

Total investments	14,297,867	15,301,510
Funds held – directly managed (cost: 2010, $1,751,276; 2009, $2,126,456)	1,772,118	2,124,826
Cash and cash equivalents, at fair value, which approximates amortized cost	2,111,084	738,309
Accrued investment income	201,928	218,739
Reinsurance balances receivable	2,076,884	2,249,181
Reinsurance recoverable on paid and unpaid losses	382,878	367,453
Funds held by reinsured companies	937,032	938,039
Deferred acquisition costs	595,557	614,857
Deposit assets	256,702	313,798
Net tax assets	14,960	79,044
Goodwill	455,533	455,533
Intangible assets	178,715	247,269
Other assets	83,113	83,986

Total assets	$23,364,371	$23,732,544

Liabilities
Unpaid losses and loss expenses	$10,666,604	$10,811,483
Policy benefits for life and annuity contracts	1,750,410	1,615,193
Unearned premiums	1,599,139	1,706,816
Other reinsurance balances payable	491,194	426,091
Deposit liabilities	268,239	330,015
Net tax liabilities	316,325	444,789
Accounts payable, accrued expenses and other	244,552	231,441
Current portion of long-term debt	—	200,000
Debt related to senior notes	750,000	250,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,157,452	16,086,817

Shareholders’ Equity
Common shares (par value $1.00, issued: 2010, 84,033,089 shares; 2009, 82,585,707 shares)	84,033	82,586
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 11,600,000 shares; aggregate liquidation value: 2010 and 2009, $290,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 9,200,000 shares; aggregate liquidation value: 2010 and 2009, $230,000)	9,200	9,200
Additional paid-in capital	3,419,864	3,357,004
Accumulated other comprehensive income:
Currency translation adjustment	16,101	82,843
Other accumulated comprehensive (loss) income (net of tax of: 2010, $4,872; 2009, $3,144)	(12,045)	2,084
Retained earnings	4,761,178	4,100,782
Common shares held in treasury, at cost (2010, 14,046,895 shares; 2009, 5,000 shares)	(1,083,012)	(372)

Total shareholders’ equity	7,206,919	7,645,727

Total liabilities and shareholders’ equity	$23,364,371	$23,732,544

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Revenues
Gross premiums written	$4,885,266	$4,000,888	$4,028,248

Net premiums written	$4,705,116	$3,948,704	$3,989,435
Decrease (increase) in unearned premiums	71,355	171,121	(61,411)

Net premiums earned	4,776,471	4,119,825	3,928,024
Net investment income	672,782	596,071	572,964
Net realized and unrealized investment gains (losses)	401,482	591,707	(531,360)
Net realized gain on purchase of capital efficient notes	—	88,427	—
Other income	10,470	22,312	10,335

Total revenues	5,861,205	5,418,342	3,979,963

Expenses
Losses and loss expenses and life policy benefits	3,283,618	2,295,296	2,609,220
Acquisition costs	972,537	885,214	898,882
Other operating expenses	539,751	430,808	365,009
Interest expense	44,413	28,301	51,228
Amortization of intangible assets	31,461	(6,133)	—
Net foreign exchange losses (gains)	20,686	1,464	(6,221)

Total expenses	4,892,466	3,634,950	3,918,118
Income before taxes and interest in earnings (losses) of equity investments	968,739	1,783,392	61,845
Income tax expense	128,784	262,090	9,705
Interest in earnings (losses) of equity investments	12,597	15,552	(5,573)

Net income	852,552	1,536,854	46,567
Preferred dividends	34,525	34,525	34,525

Net income available to common shareholders	$818,027	$1,502,329	$12,042

Comprehensive income (loss)
Net income	$852,552	$1,536,854	$46,567
Change in currency translation adjustment	(66,742)	47,955	(162,889)
Change in other accumulated comprehensive (loss) income, net of tax	(14,129)	14,164	2,408

Comprehensive income (loss)	$771,681	$1,598,973	$(113,914)

Per share data
Net income per common share:
Basic net income	$10.65	$23.93	$0.22
Diluted net income	$10.46	$23.51	$0.22
Weighted average number of common shares outstanding	76,839,519	62,786,234	54,347,052
Weighted average number of common shares and common share equivalents outstanding	78,234,312	63,890,638	55,639,600
Dividends declared per common share	$2.05	$1.88	$1.84

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Common shares
Balance at beginning of year	$82,586	$57,749	$57,380
Issuance of common shares, other	1,447	476	369
Issuance of common shares related to the acquisition of Paris Re	—	24,361	—

Balance at end of year	84,033	82,586	57,749

Preferred shares
Balance at beginning and end of year	20,800	20,800	20,800

Additional paid-in capital
Balance at beginning of year	3,357,004	1,465,688	1,441,598
Issuance of common shares, other	62,860	33,261	24,090
Issuance of common shares related to the acquisition of Paris Re	—	1,858,055	—

Balance at end of year	3,419,864	3,357,004	1,465,688

Accumulated other comprehensive income
Balance at beginning of year	84,927	22,808	289,250
Change in currency translation adjustment	(66,742)	47,955	(162,889)
Change in other accumulated comprehensive (loss) income, net of tax	(14,129)	14,164	2,408
Impact of adopting fair value option for certain investments, net of tax	—	—	(105,961)

Balance at end of year	4,056	84,927	22,808

Retained earnings
Balance at beginning of year	4,100,782	2,729,662	2,753,784
Net income	852,552	1,536,854	46,567
Dividends on common shares	(157,631)	(117,326)	(100,102)
Dividends on preferred shares	(34,525)	(34,525)	(34,525)
Reissuance of treasury shares related to the acquisition of Paris Re	—	(13,883)	—
Reissuance of treasury shares, other	—	—	(42,023)
Impact of adopting fair value option for certain investments, net of tax	—	—	105,961

Balance at end of year	4,761,178	4,100,782	2,729,662

Common shares held in treasury
Balance at beginning of year	(372)	(97,599)	(241,255)
Repurchase of common shares	(1,082,640)	—	(110,017)
Reissuance of treasury shares related to the acquisition of Paris Re	—	97,227	—
Reissuance of treasury shares, other	—	—	253,673

Balance at end of year	(1,083,012)	(372)	(97,599)

Total shareholders’ equity	$7,206,919	$7,645,727	$4,199,108

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Cash flows from operating activities
Net income	$852,552	$1,536,854	$46,567
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	78,620	17,312	7,923
Amortization of intangible assets	31,461	(6,133)	—
Net realized and unrealized investment (gains) losses	(401,482)	(591,707)	531,360
Net realized gain on purchase of capital efficient notes	—	(88,427)	—
Changes in:
Reinsurance balances, net	217,066	170,986	(284,771)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	(30,033)	(20,836)	2,708
Funds held by reinsured companies and funds held – directly managed	296,174	54,416	155,427
Deferred acquisition costs	35,317	67,899	(20,289)
Net tax assets and liabilities	(56,599)	208,052	(22,680)
Unpaid losses and loss expenses and life policy benefits	227,240	(112,108)	651,021
Unearned premiums	(71,355)	(171,121)	61,411
Other net changes in operating assets and liabilities	47,959	33,414	30,321

Net cash provided by operating activities	1,226,920	1,098,601	1,158,998

Cash flows from investing activities
Sales of fixed maturities	8,621,227	7,271,909	6,045,475
Redemptions of fixed maturities	1,272,885	1,065,353	844,948
Purchases of fixed maturities	(8,572,471)	(9,039,313)	(8,093,855)
Sales and redemptions of short-term investments	270,087	201,479	193,989
Purchases of short-term investments	(141,157)	(182,211)	(212,189)
Sales of equities	607,459	688,360	1,677,671
Purchases of equities	(769,557)	(826,246)	(1,338,682)
Cash acquired related to the acquisition of Paris Re (1)	—	492,466	—
Other, net	(185,965)	(118,473)	(61,451)

Net cash provided by (used in) investing activities	1,102,508	(446,676)	(944,094)

Cash flows from financing activities
Cash dividends paid to shareholders	(192,156)	(151,851)	(134,627)
Proceeds from issuance of senior notes	500,000	—	250,000
Repurchase of common shares	(1,065,121)	—	(110,017)
Issuance of common shares and treasury shares	37,682	16,034	222,736
Contract fees on forward sale agreement	(2,638)	(5,070)	(10,006)
Repayment of debt	(200,000)	(200,000)	(220,000)
Share capital repayment paid to former shareholders of Paris Re	—	(330,103)	—
Purchase of capital efficient notes	—	(94,241)	—

Net cash used in financing activities	(922,233)	(765,231)	(1,914)
Effect of foreign exchange rate changes on cash	(34,420)	13,335	(29,605)
Increase (decrease) in cash and cash equivalents	1,372,775	(99,971)	183,385
Cash and cash equivalents—beginning of year	738,309	838,280	654,895

Cash and cash equivalents—end of year	$2,111,084	$738,309	$838,280

Supplemental cash flow information:
Taxes paid	$199,838	$118,174	$36,007
Interest paid	$42,995	$32,476	$51,190

(1)	The acquisition of Paris Re’s assets and liabilities involved non-cash share for share transactions, which have been excluded from the Consolidated Statements of Cash Flows.

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe Limited (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

Effective October 2, 2009, the Company obtained a controlling interest in PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based holding company and its operating subsidiaries. Subsequent to October 2, 2009, the Company acquired additional common shares of Paris Re and effected a statutory merger (Merger), resulting in the Company obtaining 100% ownership of Paris Re on December 7, 2009. The Consolidated Statements of Operations and Cash Flows include the results of Paris Re for the period from October 2, 2009, the date of acquisition of the controlling interest (Acquisition Date) (see Note 7).

2. Significant Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

(c) Deferred Acquisition Costs

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in determining the recoverability of deferred acquisition costs. Acquisition costs related to individual

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

life and annuity contracts are deferred and amortized over the premium-paying periods in proportion to anticipated premium income, allowing for lapses, terminations and anticipated investment income. Acquisition costs related to universal life and single premium annuity contracts for which there is no significant mortality or critical illness risk are deferred and amortized over the lives of the contracts as a percentage of the estimated gross profits expected to be realized on the contracts.

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

In certain circumstances, the Company may receive an investment return based upon either the result of a pool of assets held by the cedant, generally used to collateralize the funds held balance, or the investment return earned by the cedant on its entire investment portfolio. This is most common in the Company’s life reinsurance business. In these arrangements, gross investment returns are typically reflected in net investment income with a corresponding increase or decrease (net of a spread) being recorded as life policy benefits in the Company’s Consolidated Statements of Operations. In these arrangements, the Company is exposed, to a limited extent, to the underlying credit risk of the pool of assets inasmuch as the underlying life policies may have guaranteed minimum returns. In such cases, an embedded derivative exists and its fair value is recorded by the Company as an increase or decrease to the funds held balance.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(g) Investments

Effective January 1, 2008, the Company elected the fair value option for all of its fixed maturities, short-term investments, equities and certain other invested assets (excluding those that are accounted for using the cost or equity methods of accounting or investment company accounting). The Company defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Following the election of the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in earnings. See Note 3 for additional information on fair value.

The election of the fair value option resulted in a cumulative effect adjustment of $106.0 million, net of taxes, which decreased accumulated other comprehensive income and increased opening retained earnings as of January 1, 2008. There was no impact on the Company’s consolidated net income, shareholders’ equity or its comprehensive income.

The Company elected the fair value option as of the Acquisition Date for all of Paris Re’s fixed maturities and short-term investments and certain other invested assets.

Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase.

Other invested assets consist primarily of investments in non-publicly traded companies, private placement equity and fixed maturity investments, derivative financial instruments and other specialty asset classes. Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares, and limited partnerships in which the Company has more than a minor interest, are accounted for using the equity method. Other invested assets are recorded based on valuation techniques depending on the nature of the individual assets. The valuation techniques used by the Company are generally commensurate with standard valuation techniques for each asset class.

Net investment income includes interest and dividend income, amortization of premiums and discounts on fixed maturities and short-term investments and investment income on funds held and funds held – directly managed, and is net of investment expenses and withholding taxes. Investment income is recognized when earned. Realized gains and losses on the disposal of investments are determined on a first-in, first-out basis. Investment purchases and sales are recorded on a trade-date basis.

(h) Cash and Cash Equivalents

Cash equivalents are carried at fair value and include debt securities that, at purchase, have a maturity of three months or less.

(i) Business Combinations

The FASB issued new accounting guidance related to business combinations and noncontrolling interests acquired after December 15, 2008. In April 2009, the FASB issued additional guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted this guidance following the Company obtaining control of Paris Re on the Acquisition Date. The transaction was accounted for as an acquisition method business combination with the purchase price allocated to identifiable assets and liabilities, including certain intangible assets, based on their estimated fair value at the

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Acquisition Date. The fair value of noncontrolling interests was also recorded at fair value at the Acquisition Date. The estimates of fair values for assets and liabilities assumed were determined by management based on various market and income analyses and appraisals. All costs associated with the acquisition were expensed as incurred.

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

(m) Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries and branches are generally their functional currencies, except for the Company’s Bermuda subsidiaries and its Swiss subsidiaries and branch, whose functional currencies are the U.S. dollar. In translating the financial statements of those subsidiaries or branches whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income.

In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the average rates of exchange for the period. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

sheet dates. The resulting foreign exchange gains or losses are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. The Company also records realized and unrealized foreign exchange gains and losses on certain hedged items in net foreign exchange gains and losses in the Consolidated Statements of Operations (see Note 2(n)).

(n) Derivatives

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

The derivatives employed by the Company to hedge currency exposure related to fixed income securities and derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities, except for any hedges of the Company’s net investment in non-U.S. dollar functional currency subsidiaries and branches, are not designated as hedges. The changes in fair value of the non-designated hedges are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.

As part of its overall strategy to manage its level of currency exposure, from time to time the Company uses forward foreign exchange derivatives to hedge or partially hedge the net investment in certain non-U.S. dollar functional currency subsidiaries and branches. The Company also uses from time to time interest rate derivatives to mitigate exposure to interest rate volatility. These derivatives have been designated as net investment hedges, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in currency translation adjustment in the Consolidated Balance Sheets.

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

The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item. To the extent that the Company discontinues hedge accounting related to its net investment in non-U.S. dollar functional currency of subsidiaries and branches, because, based on Management’s assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in net foreign exchange gains and losses.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Other Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures contracts and credit default swaps, for the purpose of managing overall currency risk, market exposures and portfolio duration and hedging certain investments, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets. Changes in fair value are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations and changes in the fair value of foreign currency option contracts and foreign exchange forward contracts are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

The Company has entered into weather and longevity related transactions that are structured as derivatives, which are recorded at fair value with the changes in fair value reported in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

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

(p) Net Income per Common Share

Diluted net income per common share is defined as net income available to common shareholders divided by the weighted average number of common shares and common share equivalents outstanding, calculated using the treasury stock method for all potentially dilutive securities. Net income available to common shareholders is defined as net income less preferred share dividends. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted net income per share. Basic net income per share is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities.

(r) Share-Based Compensation

The Company currently uses five types of share-based compensation: share options, restricted shares (RS), restricted share units (RSUs), share-settled share appreciation rights (SSARs) and shares issued under the Company’s employee share purchase plans.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The majority of the Company’s share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards granted to employees who are eligible for retirement and do not have to provide additional services are expensed at the date of grant.

Those share-based compensation awards that do not meet the equity classification criteria, are classified as liability awards. Liability-classified awards are recorded at fair value in the Accounts payable, accrued expenses and other in the Consolidated Balance Sheets with changes in fair value relating to the vested portion of the award recorded in the Consolidated Statements of Operations.

(s) Pensions

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

(t) Variable Interest Entities

The Company is involved in the normal course of business with variable interest entities (VIEs) as a passive investor in certain limited partnerships, fixed maturity investments and asset-backed securities, that are issued by third party VIEs. Prior to January 1, 2010, under then effective guidance, the Company performed a quantitative assessment upon initial involvement in a VIE to determine whether it was the primary beneficiary of, and required to consolidate, the VIE. Subsequent to January 1, 2010, in accordance with revised guidance, the Company performs a qualitative assessment at the date when it becomes initially involved in the VIE followed by ongoing reassessments related to its involvement in VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s Consolidated Balance Sheets and any unfunded commitments.

The Company also has three indirect wholly-owned subsidiaries, PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., that are considered to be VIEs, which were utilized to issue the Company’s Senior Notes and Capital Efficient Notes (CENts). The Company determined that it was not the primary beneficiary of any of these VIEs as of December 31, 2010. As a result, the Company has not consolidated PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 11). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.

(u) Segment Reporting

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe.

Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns or approach to risk management.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

During the fourth quarter of 2010, the Company redefined its financial reporting segments following the completion of its integration of Paris Re into its other Non-life sub-segments and changes in management responsibilities for certain lines of business and treaties. As a result, segment data for prior periods has been recast to conform to the current year presentation (see Note 22).

(v) Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance which requires the Company to disclose additional information about its fair value measurements at a greater level of disaggregation related to Level 3 activity, which will be effective for interim and annual periods beginning after December 15, 2010.

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

3. Fair Value

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

The Company determines the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities bonds; Organization for Economic

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Co-operation and Development Sovereign Treasury bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; mortgage-backed securities; asset-backed securities; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, equity put and call options, credit default swaps and interest rate swaps.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities including preference shares; unit trusts; inactively traded fixed maturities; real estate mutual fund investments; inactively traded weather derivatives; notes receivable and total return swaps.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account (see Notes 4 and 5). At December 31, 2010 and 2009, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and agencies	$—	$917,600	$55,124	$972,724
Non-U.S. sovereign government, supranational and government related	—	2,819,193	—	2,819,193
Corporate	—	6,066,865	76,982	6,143,847
Asset-backed securities	—	343,518	213,139	556,657
Residential mortgage-backed securities	—	2,305,525	—	2,305,525
Other mortgage-backed securities	—	26,153	290	26,443

Fixed maturities	$—	$12,478,854	$345,535	$12,824,389
Short-term investments	$—	$49,397	$—	$49,397
Equities
Consumer noncyclical	$186,016	$—	$—	$186,016
Technology	119,214	—	—	119,214
Energy	118,372	—	—	118,372
Finance	112,309	—	2,486	114,795
Communications	110,982	—	—	110,982
Industrials	100,572	—	—	100,572
Consumer cyclical	81,595	—	—	81,595
Insurance	48,611	—	—	48,611
Other	90,220	—	—	90,220
Mutual funds and exchange traded funds	60,372	—	40,927	101,299

Equities	$1,028,263	$—	$43,413	$1,071,676
Other invested assets
Foreign exchange forward contracts	$—	$14,233	$—	$14,233
Foreign currency option contracts	—	3,516	—	3,516
Futures contracts	22,637	—	—	22,637
Credit default swaps (protection purchased)	—	(2,314)	—	(2,314)
Credit default swaps (assumed risks)	—	132	—	132
Insurance-linked securities	625	—	(698)	(73)
Total return swaps	—	449	(7,256)	(6,807)
Interest rate swaps	—	(5,787)	—	(5,787)
Other	—	(441)	86,278	85,837

Other invested assets	$23,262	$9,788	$78,324	$111,374
Funds held – directly managed
U.S. government and agencies	$—	$288,164	$368	$288,532
Non-U.S. sovereign government, supranational and government related	—	384,553	—	384,553
Corporate	—	798,587	—	798,587
Mortgage/asset-backed securities	—	—	12,118	12,118
Short-term investments	—	38,613	—	38,613
Other invested assets	—	—	20,528	20,528

Funds held – directly managed	$—	$1,509,917	$33,014	$1,542,931

Total	$1,051,525	$14,047,956	$500,286	$15,599,767

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2010, there were no significant transfers  between Levels 1 and 2.

December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities	$—	$13,945,500	$197,593	$14,143,093
Short-term investments	—	137,346	—	137,346
Equities	757,436	—	38,103	795,539
Other invested assets	—	39,795	16,454	56,249
Funds held – directly managed	—	1,790,676	39,619	1,830,295

Total	$757,436	$15,913,317	$291,769	$16,962,522

At December 31, 2010 and 2009, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $241.0 million and $169.3 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,542.9 million and $1,830.3 million at December 31, 2010 and 2009, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $129.2 million and $145.4 million, respectively, and accrued investment income of $19.9 million and $25.2 million, respectively. At December 31, 2010 and 2009, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $80.1 million and $123.9 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5).

At December 31, 2010 and 2009, substantially all of the accrued investment income in the Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the years ended December 31, 2010 and 2009 (in thousands of U.S. dollars):

For the year ended December 31, 2010	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/ into Level 3 (a)	Balance at end of year	Change in unrealized investment (losses) gains relating to assets held at end of year

Fixed maturities
U.S. government and agencies	$4,286	$2,379	$52,745	$(4,286)	$55,124	$(126)
Corporate	15,041	38	72,653	(10,750)	76,982	38
Asset-backed securities	99,952	20,692	95,395	(2,900)	213,139	(3,331)
Residential mortgage-backed securities	77,440	191	(77,631)	—	—	—
Other mortgage-backed securities	874	(239)	(345)	—	290	(239)

Fixed maturities	$197,593	$23,061	$142,817	$(17,936)	$345,535	$(3,658)
Equities
Finance	$2,488	$(696)	$694	$—	$2,486	$(2)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	1,117	5,000	—	40,927	1,117

Equities	$38,103	$337	$4,973	$—	$43,413	$1,115
Other invested assets
Derivatives, net	$(9,361)	$12,939	$(19,698)	$8,166	$(7,954)	$4,348
Other	25,815	1,654	58,809	—	86,278	2,506

Other invested assets	$16,454	$14,593	$39,111	$8,166	$78,324	$6,854
Funds held – directly managed
U.S. government and agencies	$375	$(7)	$—	$—	$368	$(7)
Non-U.S. sovereign government, supranational and government related	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(4,890)	—	16,866	12,118	(4,877)
Other invested assets	35,685	(3,842)	(11,315)	—	20,528	(3,824)

Funds held – directly managed	$39,619	$(8,752)	$(14,719)	$16,866	$33,014	$(8,708)

Total	$291,769	$29,239	$172,182	$7,096	$500,286	$(4,397)

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2009	Balance at beginning of year	Level 3 assets acquired from Paris Re	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3 (a)	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities	$78,138	$20,680	$23,937	$97,683	$(22,845)	$197,593	$4,350
Short-term investments	137	—	(99)	—	(38)	—	—
Equities	33,547	—	3,661	895	—	38,103	3,661
Other invested assets	(16,136)	—	30,701	(1,609)	3,498	16,454	26,703
Funds held – directly managed	—	44,885	(3,342)	—	(1,924)	39,619	(3,113)

Total	$95,686	$65,565	$54,858	$96,969	$(21,309)	$291,769	$31,601

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

During the year ended December 31, 2010, certain fixed maturities with a fair value of $17.9 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of municipal (included within U.S. government and agencies), corporate and student loans (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation as of December 31, 2010, resulting from the continued recovery of the financial markets. In addition, during the year ended December 31, 2010, certain derivatives with a fair value in a net liability position of $8.2 million were transferred out of Level 3 into Level 2 due to the availability of observable inputs.

During the year ended December 31, 2010, certain fixed maturities within the investments underlying the funds held – directly managed account with a fair value of $16.9 million were transferred from Level 2 into Level 3. The reclassification into Level 3 consisted of asset-backed securities and residential and commercial mortgage-backed securities. The transfers into Level 3 were the result of the lack of observable market inputs, leading the Company to apply inputs that were not directly observable.

Changes in the fair value of the Company’s financial instruments subject to the fair value option, during the years ended December 31, 2010, 2009 and 2008, respectively, were as follows (in thousands of U.S. dollars):

	2010	2009	2008
Fixed maturities	$144,868	$320,934	$(150,860)
Short-term investments	(2,234)	2,010	551
Equities	64,825	185,925	(144,634)
Other invested assets	(1,176)	2,053	(2,451)
Funds held – directly managed	26,101	1,885	—

Total	$232,384	$512,807	$(297,394)

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

Fixed maturities and short-term investments

•

U.S. government and agencies—U.S. government and agencies securities consist primarily of bonds issued by the U.S. Treasury, corporate debt securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank and other U.S. agencies as well as bonds issued by U.S. domiciled state and municipality entities. These securities are generally priced by independent pricing services. The independent pricing services may use actual transaction prices for securities that have been actively traded. For securities that have not been actively traded, each pricing source has its own proprietary method to determine the fair value, which may incorporate option adjusted spreads (OAS), interest rate data and market news. The Company generally classifies these securities in Level 2. Certain of the U.S. domiciled states and municipality investments issued by municipal housing authorities are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company generally classifies these securities in Level 3.

•

Non-U.S. sovereign government, supranational and government related—Non-U.S. sovereign government, supranational and government related securities consist primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations. These securities are generally priced by independent pricing services using the techniques described for U.S. government and agencies above. The Company generally classifies these securities in Level 2.

•

Corporate—Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries. These securities are generally priced by independent pricing services and brokers. The pricing provider incorporates information including credit spreads, interest rate data and market news into the valuation of each security. The Company generally classifies these securities in Level 2. When a corporate security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

•

Asset-backed securities—Asset-backed securities primarily consist of student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities, are generally inactively traded and are priced based on valuation models using unobservable inputs, including cash flow assumptions and credit spreads. The Company generally classifies these securities in Level 3.

•

Residential mortgage-backed securities—Residential mortgage-backed securities primarily consist of bonds issued by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, as well as private, non-agency issuers. With the exception of private, non-agency issuers, these residential mortgage-backed securities are generally priced by independent pricing services and brokers. When current market trades are not available, the pricing provider will employ proprietary models with observable inputs including other trade information, prepayment speeds, yield curves and credit spreads. The Company generally classifies these securities in Level 2. Bonds issued by private, non-agency issuers are generally inactively traded and are priced based on valuation models using unobservable inputs, including cash flow assumptions and credit spreads. The Company generally classifies these securities in Level 3.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

•

Other mortgage-backed securities—Other mortgage-backed securities primarily consist of commercial mortgage-backed securities. These securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. When a commercial mortgage-backed security is inactively traded, or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

In general, the methods employed by the independent pricing services to determine the fair value of the securities that have not actively traded involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will categorize that security as Level 3. The Company’s inactively traded fixed maturities are classified as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. The Company also reviews an internally generated fixed maturity price validation report which converts prices received for fixed maturity investments from the independent pricing sources and from broker-dealers quotes and plots OAS and duration on a sector and rating basis. The OAS is calculated using established algorithms developed by an independent risk analytics platform vendor. The OAS on the fixed maturity price validation report are compared for securities in a similar sector and having a similar rating, and outliers are identified and investigated for price reasonableness. In addition, the Company completes quantitative analyses to compare the performance of each fixed maturity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Short term investments

Short term investments are valued in a manner similar to the Company’s fixed maturity investments and are generally classified in Level 2.

Equities

Equity securities include U.S. and foreign common and preferred stocks, exchange traded funds and a foreign bond mutual fund. Equities and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities categorized as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Other invested assets

The Company’s exchange traded derivatives, such as futures and certain weather derivatives, are generally categorized as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps, and credit default swaps are generally categorized as Level 2 within the fair value hierarchy and are priced by independent pricing services.

Included in the Company’s Level 3 categorization, in general, are unlisted equities including preference shares, unit trusts, credit linked notes, certain inactively traded weather derivatives, notes and loans receivable and total return swaps. For Level 3 instruments, the Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•	the fair value of policy benefits for life and annuity contracts is equal to the cash value available to the policyholder should the policyholder surrender the policy;

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

•

the fair value of the Senior Notes was calculated using quoted market prices based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC at December 31, 2010 and 2009 and $500 million from PartnerRe Finance B LLC at December 31, 2010 (see Note 11);

•

the fair value of the CENts was calculated using quoted market prices at December 31, 2010 and was based on the present value of estimated discounted future cash flows at December 31, 2009. The fair value of the CENts was based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at December 31, 2010 and 2009; and

•

the fair value of the current portion of long-term debt as of December 31, 2009 was based on the present value of estimated future cash flows using a discount rate reflective of the current market cost of borrowing under similar terms and conditions. The current portion of long-term debt was repaid in July 2010 (see Note 11).

Disclosures about fair value of financial instruments exclude insurance contracts (other than financial guarantees), investment contracts and certain other financial instruments.

The carrying values and fair values of the financial instrument liabilities recorded in the Consolidated Balance Sheets as of December 31, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Policy benefits for life and annuity contracts (1)	$1,750,410	$1,750,410	$1,615,193	$1,615,193
Debt related to senior notes (2)	750,000	781,950	250,000	264,438
Debt related to capital efficient notes (3)	63,384	59,261	63,384	56,355
Current portion of long-term debt	—	—	200,000	199,494

(1)	Policy benefits for life and annuity contracts included short-duration and long-duration contracts.
(2)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million and $250 million in its Consolidated Balance Sheets at December 31, 2010 and 2009, respectively (see Note 11).
(3)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2010 and 2009 (see Note 11).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

4. Investments

(a) Fixed Maturities, Short-Term Investments and Equities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading securities at December 31, 2010 and 2009 were as follows (in thousands of U.S. dollars):

December 31, 2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$962,410	$15,855	$(5,541)	$972,724
Non-U.S. sovereign government, supranational and government related	2,743,922	82,984	(7,713)	2,819,193
Corporate	5,876,392	286,463	(19,008)	6,143,847
Asset-backed securities	554,326	11,707	(9,376)	556,657
Residential mortgage-backed securities	2,227,938	92,534	(14,947)	2,305,525
Other mortgage-backed securities	29,809	1,787	(5,153)	26,443

Total fixed maturities	12,394,797	491,330	(61,738)	12,824,389
Short-term investments	49,132	283	(18)	49,397
Equities	942,745	146,700	(17,769)	1,071,676

Total	$13,386,674	$638,313	$(79,525)	$13,945,462

December 31, 2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,272,148	$9,201	$(12,059)	$1,269,290
Non-U.S. sovereign government, supranational and government related	3,012,004	61,173	(13,873)	3,059,304
Corporate	6,438,348	223,190	(30,129)	6,631,409
Asset-backed securities	564,884	18,502	(16,129)	567,257
Residential mortgage-backed securities	2,531,199	68,487	(15,335)	2,584,351
Other mortgage-backed securities	38,257	908	(7,683)	31,482

Total fixed maturities	13,856,840	381,461	(95,208)	14,143,093
Short-term investments	134,830	2,565	(49)	137,346
Equities	731,387	81,371	(17,219)	795,539

Total	$14,723,057	$465,397	$(112,476)	$15,075,978

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments at December 31, 2010, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$920,734	$930,120
More than one year through five years	4,875,056	5,022,319
More than five years through ten years	3,264,511	3,418,353
More than ten years	571,555	614,369

Subtotal	9,631,856	9,985,161
Mortgage/asset-backed securities	2,812,073	2,888,625

Total	$12,443,929	$12,873,786

(c) Change in Net Unrealized Gains on Investments

The change in net unrealized gains on investments, net of applicable taxes, reflected in change in other accumulated comprehensive (loss) income for the years ended December 31, 2010, 2009 and 2008 was $(4.9) million (net of tax of $nil), $8.1 million (net of tax of $nil) and $15.2 million (net of tax benefit of $32.8 million), respectively.

(d) Net Realized and Unrealized Investment Gains (Losses)

The components of the net realized and unrealized investment gains (losses) for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2010	2009	2008
Net realized investment gains (losses) on fixed maturities and short-term investments	$173,426	$105,249	$(16,076)
Net realized investment gains (losses) on equities	44,736	(45,258)	(230,481)
Net realized (losses) gains on other invested assets	(68,568)	(35,426)	358
Change in net unrealized gains on other invested assets	3,742	58,196	3,212
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	142,634	322,944	(150,309)
Change in net unrealized investment gains (losses) on equities	64,825	185,925	(144,634)
Net other realized and unrealized investment gains	13,335	1,777	6,570
Net realized and unrealized investment gains (losses) on funds held – directly managed	27,352	(1,700)	—

Total net realized and unrealized investment gains (losses)	$401,482	$591,707	$(531,360)

Included in net realized investment (losses) gains on equities in 2009 is a gain of $18.3 million related to the Company’s equity investment in Paris Re prior to the Acquisition Date (see Note 7).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(e) Net Investment Income

The components of net investment income for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2010	2009	2008
Fixed maturities	$580,258	$559,330	$514,751
Short-term investments, cash and cash equivalents	8,541	11,799	18,884
Equities	20,794	13,861	29,415
Funds held and other	52,794	32,793	37,261
Funds held – directly managed	51,775	17,766	—
Investment expenses	(41,380)	(39,478)	(27,347)

Net investment income	$672,782	$596,071	$572,964

Other than the funds held – directly managed account, the Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 3.0% to 6.0% at December 31, 2010 and from 1.0% to 6.0% at December 31, 2009. See Note 5 for additional information on the funds held – directly managed account.

(f) Pledged Assets

At December 31, 2010 and 2009, approximately $271.2 million and $55.2 million, respectively, of cash and cash equivalents and approximately $1,679.2 million and $1,693.0 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(g) Net Payable for Securities Purchased/Sold

Included within Accounts payable, accrued expenses and other in the Consolidated Balance Sheets at December 31, 2010 and 2009 were amounts of gross payable balances for securities purchased and gross receivable balances for securities sold as follows (in thousands of U.S. dollars):

	2010	2009
Receivable for securities sold	$16,669	$57,600
Payable for securities purchased	(23,802)	(61,144)

Net payable for securities purchased/sold	$(7,133)	$(3,544)

5. Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business as of December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held – directly managed account are maintained by Colisée Re in a segregated investment portfolio and managed by the Company. The segregated investment portfolio underlying the funds held – directly managed account is carried at fair value. Realized and unrealized investment gains and

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

losses and net investment income related to the underlying investment portfolio in the funds held – directly managed account inure to the benefit of the Company. The Company elected the fair value option as of the Acquisition Date for substantially all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying the funds held – directly managed account, and accordingly, all changes in the fair value of the segregated investment portfolio underlying the funds held – directly managed account subsequent to the Acquisition Date are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

(a) Fixed Maturities, Short-Term Investments, Other Invested Assets and Other Assets and Liabilities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2010 and 2009 were as follows (in thousands of U.S. dollars):

December 31, 2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$280,787	$7,977	$(232)	$288,532
Non-U.S. sovereign government, supranational and government related	377,591	7,052	(90)	384,553
Corporate	787,804	13,501	(2,718)	798,587
Mortgage/asset-backed securities	12,269	2,337	(2,488)	12,118

Total fixed maturities	1,458,451	30,867	(5,528)	1,483,790
Short-term investments	38,613	—	—	38,613
Other invested assets	25,133	238	(4,741)	20,630

Total	$1,522,197	$31,105	$(10,269)	$1,543,033

December 31, 2009	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$302,400	$204	$(2,583)	$300,021
Non-U.S. sovereign government, supranational and government related	548,845	3,167	(3,725)	548,287
Corporate	899,888	2,888	(2,973)	899,803
Mortgage/asset-backed securities	14,276	4,644	(968)	17,952

Total fixed maturities	1,765,409	10,903	(10,249)	1,766,063
Short-term investments	28,547	—	—	28,547
Other invested assets	40,961	1,081	(3,365)	38,677

Total	$1,834,917	$11,984	$(13,614)	$1,833,287

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at December 31, 2010 and 2009, were cash and cash equivalents of $129.2 million and $145.4 million, respectively, other assets and liabilities of $80.0 million and $120.9 million, respectively, and accrued investment income of $19.9 million and $25.2 million, respectively. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2010, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$288,084	$288,662
More than one year through five years	800,449	814,038
More than five years through ten years	365,788	376,009
More than ten years	30,474	31,576

Subtotal	1,484,795	1,510,285
Mortgage/asset-backed securities	12,269	12,118

Total	$1,497,064	$1,522,403

(c) Net Realized and Unrealized Investment Gains (Losses)

The components of the net realized and unrealized investment gains (losses) on the funds held – directly managed account for the year ended December 31, 2010 and for the period from October 2, 2009 to December 31, 2009 were as follows (in thousands of U.S. dollars):

	2010	2009
Net realized investment gains (losses) on fixed maturities and short term investments	$1,041	$(2,200)
Net realized investment gains on other invested assets	622	—
Change in net unrealized investment gains on fixed maturities and short-term investments	26,670	1,920
Change in net unrealized investment losses on other invested assets	(569)	(35)
Net other realized and unrealized investment losses	(412)	(1,385)

Net realized and unrealized investment gains (losses) on funds held – directly managed	$27,352	$(1,700)

(d) Net Investment Income

The components of net investment income underlying the funds held – directly managed account for the year ended December 31, 2010 and for the period from October 2, 2009 to December 31, 2009 were as follows (in thousands of U.S. dollars):

	2010	2009
Fixed maturities	$46,200	$10,956
Short-term investments, cash and cash equivalents	1,607	287
Other	6,078	6,934
Investment expenses	(2,110)	(411)

Net investment income	$51,775	$17,766

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

6. Derivatives

The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at fair value, with changes in fair value mainly recognized in either net foreign exchange gains and losses or net realized and unrealized investment gains and losses in the Consolidated Statements of Operations or accumulated other comprehensive income or loss in the Consolidated Balance Sheets, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at December 31, 2010. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives, weather futures and longevity total return swaps for which the underlying risks reference parametric weather risks for the weather derivatives and weather futures, and longevity risk for the longevity total return swaps.

Total Return and Interest Rate Swaps and Interest Rate Derivatives

The Company has entered into total return swaps referencing various project, investments and principal finance obligations. The Company has also entered into interest rate swaps to mitigate the interest rate risk on certain of the total return swaps. The Company may also use other interest rate derivatives to mitigate exposure to interest rate volatility.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The fair values and the related notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	December 31, 2010		December 31, 2009
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$(1,160)	$198,448	$4,840	$—
Interest rate derivatives	—	—	6,354	400,000

Total derivatives designated as hedges	$(1,160)		$11,194

Derivatives not designated as hedges
Foreign exchange forward contracts	$15,393	$1,770,448	$1,137	$1,333,862
Foreign currency option contracts	3,516	104,386	1,680	108,205
Futures contracts	22,637	1,756,811	27,866	1,825,297
Credit default swaps (protection purchased)	(2,314)	113,752	(2,056)	192,996
Credit default swaps (assumed risks)	132	27,500	566	22,500
Insurance-linked securities	(73)	88,765	(149)	48,962
Total return swaps	(6,807)	161,408	(1,195)	229,165
Interest rate swaps (1)	(5,787)	—	(8,166)	—
Other	—	—	130	—

Total derivatives not designated as hedges	$26,697		$19,813

Total derivatives	$25,537		$31,007

(1)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at December 31, 2010 and 2009 is recorded in Other invested assets in the Company’s Consolidated Balance Sheets. The effective portion of net investment hedging derivatives recognized in accumulated other comprehensive income at December 31, 2010 and 2009 was a loss of $1.2 million and $66.3 million, respectively. The effective portion of interest rate derivatives recognized in accumulated other comprehensive income at December 31, 2009 was a gain of $6.4 million. There were no interest rate derivatives outstanding at December 31, 2010.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The gains and losses in the Consolidated Statements of Operations for derivatives not designated as hedges for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	2010 Amount of gain (loss) on derivatives recognized in income	2009 Amount of gain (loss) on derivatives recognized in income	2008 Amount of (loss) gain on derivatives recognized in income
Foreign exchange forward contracts	$65,973	$39,573	$(19,706)
Foreign currency option contracts	6,368	5,734	(15,167)

Total included in net foreign exchange gains and losses	$72,341	$45,307	$(34,873)
Futures contracts	(81,789)	(10,147)	7,150
Credit default swaps (protection purchased)	(2,155)	(15,535)	19,311
Credit default swaps (assumed risks)	918	7,062	(15,581)
Insurance-linked securities	10,241	3,524	5,367
Total return swaps	4,029	22,083	(1,049)
Interest rate swaps	2,374	4,190	(8,795)
Interest rate derivatives	(3,848)	—	—
Other	(158)	107	449

Total included in net realized and unrealized investment gains and losses	$(70,388)	$11,284	$6,852

Total derivatives not designated as hedges	$1,953	$56,591	$(28,021)

7. Business Combination

On July 4, 2009, the Company entered into definitive agreements to effect a multi-step acquisition of all the outstanding common shares and warrants of Paris Re, a French-listed, Swiss-based holding company and its operating subsidiaries. In July 2009, the Company purchased approximately 6% of the outstanding Paris Re common shares. On October 2, 2009, the Company closed its block purchase of Paris Re’s common shares and warrants which represented, in the aggregate, approximately 77% of the outstanding common shares of Paris Re, resulting in the Company’s ownership of Paris Re’s common shares increasing to approximately 83%. Subsequent to October 2, 2009, the Company acquired additional common shares of Paris Re and effected a Merger, resulting in the Company obtaining 100% ownership of Paris Re on December 7, 2009. The Company issued its common shares, in exchange for Paris Re common shares and warrants, for all steps of the acquisition.

The aggregate purchase price paid by the Company to acquire 100% of the outstanding Paris Re common shares and warrants was $1,979.7 million for total identifiable net assets acquired, at fair value, of $1,953.7 million. The Company recorded goodwill of $26 million related to the acquisition (see Note 8).

The Consolidated Statements of Operations and Cash Flows include results of Paris Re for the period from the Acquisition Date. For the period from October 2, 2009 to December 7, 2009, Paris Re had non-controlling interests. Net income attributable to Paris Re’s non-controlling interests during this period was $4.3 million, and has been recorded within other income (loss) in the Consolidated Statement of Operations.

In April 2010, the Company announced a voluntary termination plan available to certain eligible employees in France and, during 2010, the Company integrated Paris Re into its existing Non-life sub-segments (see Notes 18(c) and 22).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

8. Goodwill and Intangible Assets

The following table shows the Company’s goodwill and intangible assets at December 31, 2010 and 2009 (in thousands of U.S. dollars):

2010	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible assets	Total
Balance at January 1, 2010	$455,533	$239,919	$7,350	$702,802
Intangible assets amortization	—	(68,554)	—	(68,554)

Balance at December 31, 2010	$455,533	$171,365	$7,350	$634,248

2009	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible assets	Total
Balance at January 1, 2009	$429,519	$—	$—	$429,519
Acquired during the year	26,014	280,196	7,350	313,560
Intangible assets amortization	—	(40,277)	—	(40,277)

Balance at December 31, 2009	$455,533	$239,919	$7,350	$702,802

Intangible asset amortization during the years ended December 31, 2010 and 2009 totaled $68,554 and $40,277, respectively, of which $37,093 and $46,410, respectively, is recorded within acquisition costs and $31,461 and $(6,133), respectively, is recorded within amortization of intangible assets in the Consolidated Statements of Operations. The amounts recorded within acquisition costs in the Consolidated Statements of Operations approximates the amount of Paris Re’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under purchase accounting.

The gross carrying value and accumulated amortization of intangible assets by type as of December 31, 2010 and 2009 is as follows (in thousands of U.S. dollars):

	2010		2009
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Definite-lived intangible assets:
Unpaid losses and loss expenses	$191,196	$44,076	$191,196	$9,135
Unearned premiums	56,300	51,130	56,300	28,417
Renewal rights	32,700	13,625	32,700	2,725

Total definite-lived intangible assets	$280,196	$108,831	$280,196	$40,277

Indefinite-lived intangible asset:
U.S. insurance licenses	7,350	—	7,350	—

Total intangible assets	$287,546	$108,831	$287,546	$40,277

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2010, the Company completed the integration of Paris Re into its other Non-life sub-segments (see Note 22). Following the completion of the integration, the Company reallocated the goodwill related to the Paris Re acquisition, that was previously allocated to the Paris Re sub-segment, to its Catastrophe Non-life sub-segment. The goodwill was reallocated to the Catastrophe Non-life sub-segment based on the Company’s assessment of the future expected benefits. As of December 31, 2010 and 2009, the allocation of the goodwill among the Company’s segments and sub-segments was as follows (in thousands of U.S. dollars):

	2010	2009
Non-life segment:
North America	$82,026	$82,026
Global (Non-U.S.) P&C	149,895	149,895
Global (Non-U.S.) Specialty	179,641	179,641
Catastrophe	26,014	—
Paris Re	N/A	26,014
Life segment	17,957	17,957

Total goodwill	$455,533	$455,533

N/A:	Not applicable

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s definite-lived intangible assets is as follows (in thousands of U.S. dollars):

Period	Amount
2011	$44,848
2012	31,799
2013	19,479
2014	15,950
2015	13,900

Total	$125,976

9. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses are categorized into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The following table shows unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2010 and 2009 (in thousands of U.S. dollars):

	2010	2009
Case reserves	$4,652,281	$4,817,765
ACRs	326,721	274,360
IBNR reserves	5,687,602	5,719,358

Total unpaid losses and loss expenses	$10,666,604	$10,811,483

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2010, 2009 and 2008 (in thousands of U.S. dollars):

	2010	2009	2008
Gross liability at beginning of year	$10,811,483	$7,510,666	$7,231,436
Reinsurance recoverable at beginning of year	336,352	125,215	132,479

Net liability at beginning of year	10,475,131	7,385,451	7,098,957
Net liability acquired related to Paris Re	—	3,176,255	—
Net incurred losses related to:
Current year	3,137,874	2,340,768	2,564,174
Prior years	(477,883)	(485,809)	(417,936)

	2,659,991	1,854,959	2,146,238
Change in Paris Re Reserve Agreement	(66,783)	(32,027)	—

Net paid losses related to:
Current year	311,253	327,080	240,031
Prior years	2,267,765	1,716,798	1,340,788

	2,579,018	2,043,878	1,580,819
Effects of foreign exchange rate changes	(171,464)	134,371	(278,925)

Net liability at end of year	10,317,857	10,475,131	7,385,451
Reinsurance recoverable at end of year	348,747	336,352	125,215

Gross liability at end of year	$10,666,604	$10,811,483	$7,510,666

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2010, 2009 and 2008 (in thousands of U.S. dollars):

	2010	2009	2008
Net incurred losses related to:
Non-life	$2,659,991	$1,854,959	$2,146,238
Life	623,627	440,337	462,982

Losses and loss expenses and life policy benefits	$3,283,618	$2,295,296	$2,609,220

The following table summarizes the net prior year favorable development of loss reserves for each of the Company’s Non-life sub-segments for the years ended December 31, 2010, 2009 and 2008 (in thousands of U.S. dollars):

	2010	2009	2008
Prior year net favorable loss development:
Non-life sub-segment
North America	$165,780	$177,571	$112,067
Global (Non-U.S.) P&C	97,539	151,456	161,752
Global (Non-U.S.) Specialty	170,931	107,632	65,856
Catastrophe	43,633	49,150	78,261

Total net Non-life prior year loss development	$477,883	$485,809	$417,936

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Within the Company’s North America sub-segment, the Company reported net favorable loss development for prior accident years in 2010, 2009 and 2008. The net favorable loss development in 2010 included net favorable development for prior accident years in most lines of business, predominantly in casualty and agriculture, while motor experienced adverse loss development for prior accident years of $8 million. The net favorable loss development in 2009 included net favorable development for prior accident years in most lines of business, predominantly in casualty, while multiline experienced adverse loss development for prior accident years of $8 million. The net favorable loss development in 2008 included net favorable development for prior accident years in all lines of business, except for multiline, which experienced adverse loss development for prior accident years of $3 million. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions. Attritional losses are losses that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2010, 2009 and 2008. The net favorable loss development in 2010 included net favorable development for prior accident years in all lines of business, but was most pronounced in the property line. The net favorable loss development in 2009 included net favorable development for prior accident years in all lines of business, but was most pronounced in the motor and casualty lines. The net favorable loss development in 2008 included net favorable development for prior accident years in all lines of business, but was most pronounced in the property line. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions.

For the Global (Non-U.S.) Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2010, 2009 and 2008. The net favorable loss development in 2010 included net favorable development for prior accident years in all lines of business, except for specialty casualty, which experienced adverse loss development for prior accident years of $37 million. The net favorable loss development in 2009 included net favorable development for prior accident years in most lines of business, predominantly in aviation and engineering, while agriculture and credit/surety experienced combined adverse loss development for prior accident years of $4 million. The net favorable loss development in 2008 included net favorable development in all lines of business, except for energy and specialty casualty, which experienced combined adverse loss development for prior accident years of $9 million. Loss information provided by cedants during each of these years for prior accident years included no individually significant losses or reductions but a series of attritional losses or reductions.

For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2010, 2009 and 2008. The net favorable loss development in each year was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years were lower than the Company expected.

(b) Paris Re Reserve Agreement

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re in 2006, Paris Re’s French operating subsidiary (Paris Re France) entered into a reserve agreement (Reserve Agreement), which provides that AXA and Colisée Re shall guarantee reserves in respect of Paris Re France and subsidiaries acquired in the acquisition. The Reserve Agreement relates to losses incurred prior to December 31, 2005. Accordingly, the Company’s Consolidated Statements of Operations do not include any favorable or adverse development related to these guaranteed reserves. The reserve guarantee provided by AXA and Colisée Re is conditioned upon, among other things, the guaranteed business, including all related ceded reinsurance, being managed by AXA Liabilities Managers, an affiliate of Colisée Re.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Favorable or adverse development related to the guaranteed reserves is recorded as a change in unpaid losses and loss expenses in the Consolidated Balance Sheets and as a change in the Reserve Agreement payable or receivable balance to/from Colisée Re, which is included within Other reinsurance balances payable in the Consolidated Balance Sheets. Accordingly, the reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2010 and 2009 includes the change in the Reserve Agreement. As of December 31, 2010 and 2009, the Company’s net liability for unpaid losses and loss expenses includes $1,239 million and $1,500 million, respectively, of guaranteed reserves and Other reinsurance balances payable includes $128 million and $116 million, respectively, payable to Colisée Re related to the Reserve Agreement.

(c) Sub-Prime and Financial Crisis Exposures

Ultimate losses for lines impacted by the deteriorating financial condition of the world economies in 2008 and the first half of 2009 cannot be estimated by standard actuarial techniques alone. The majority of the Company’s underwriting exposure related to this issue arises from business written in North America and Global (Non-U.S.) specialty casualty and North America and Global (Non-U.S.) credit/surety lines of business and other potentially exposed classes of business during the underwriting years 2006 through 2009.

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

The impacts of the global financial and economic crisis on the Company’s reinsurance underwriting operations abated in 2010. The Company has continued to review its loss estimates and has decreased its reserves during 2010 in certain affected lines of business for certain underwriting years, reflecting actual claims activity being less than anticipated based on information provided by cedants.

Based on information currently available and the range of potential estimated ultimate liabilities, the Company believes that the unpaid loss and loss expense reserves for North America and Global (Non-U.S.) specialty casualty, North America and Global (Non-U.S.) credit/surety lines of business and other potentially exposed classes of business contemplate a reasonable provision for exposures related to the effect of increased financial stress in the world economies. The Company is unaware of any specific issues that would materially affect its unpaid loss and loss expenses estimates related to this exposure.

(d) Asbestos and Environmental Claims

The Company’s net reserves for unpaid losses and loss expenses at December 31, 2010 and 2009 included $214 million and $232 million, respectively, that represent estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2010 and 2009 was $222 million and $239 million, respectively, which primarily relate to Paris Re’s gross liability for asbestos and environmental claims for pre-2006 accident years of $144 million and $159 million, respectively, with any favorable or adverse

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

development being subject to the Reserve Agreement. Of the remaining $78 million and $80 million, respectively, in gross reserves, the majority of the reserves relate to casualty exposures in the United States arising from business written by PartnerRe SA and PartnerRe U.S.

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

(e) Policy Benefits for Life and Annuity Contracts

The Life segment reported net adverse development for prior accident years of $12 million and $24 million for the years ended December 31, 2010 and 2008, respectively, and net favorable development for prior accident years of $15 million for the year ended December 31, 2009.

The net adverse prior year loss development of $12 million in 2010 was primarily driven by adverse development of $23 million due to an improvement in the mortality trend related to an impaired life annuity treaty in the longevity line and adverse development on certain mortality treaties. This adverse development was partially offset by favorable prior year loss development of $17 million resulting from the guaranteed minimum death benefit (GMDB) business, where the payout is linked to the performance of underlying capital market assets, driven by new cedant information and updated assumptions.

The net favorable development in 2009 and the net adverse development in 2008 was mainly driven by the GMDB business. Such development was $16 million favorable and $33 million unfavorable for the years ended December 31, 2009 and 2008, respectively.

The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 1.0% to 6.0% at December 31, 2010 and 2009.

10. Reinsurance

(a) Reinsurance Recoverable on Paid and Unpaid Losses

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. The Company actively manages its reinsurance exposures by generally selecting retrocessionaires having a credit rating of A- or higher. In certain cases where an otherwise suitable retrocessionaire has a credit rating lower than A-, the Company generally requires the posting of collateral, including escrow funds and letters of credit, as a condition to its entering into a retrocession agreement. The selection of retrocessionaires follows a precise qualitative and quantitative process. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. The allowance for uncollectible reinsurance recoverable was $6.9 million and $6.8 million at December 31, 2010 and 2009, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Paris Re reinsured property catastrophe and per risk excess-of-loss business for its 2008 and 2007 accident years through a 24% quota share treaty to Triomphe Re Ltd. (Triomphe Re), a special purpose reinsurance company domiciled in Bermuda. Reinsurance balances recoverable from Triomphe Re at December 31, 2010 and 2009 are $16.8 million and $28.4 million, respectively. Triomphe Re’s obligations under this agreement are collateralized by cash and other liquid assets held in a trust, including Triomphe Re’s capital, as well as premiums. At December 31, 2010 and 2009, Triomphe Re’s capitalization is approximately $19 million and $33 million, respectively.

(b) Ceded Reinsurance

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2010
Assumed	$4,885,266	$4,956,897	$3,399,157
Ceded	180,150	180,426	115,539

Net	$4,705,116	$4,776,471	$3,283,618

2009
Assumed	$4,000,888	$4,202,379	$2,313,951
Ceded	52,184	82,554	18,655

Net	$3,948,704	$4,119,825	$2,295,296

2008
Assumed	$4,028,248	$3,967,704	$2,613,434
Ceded	38,813	39,680	4,214

Net	$3,989,435	$3,928,024	$2,609,220

11. Debt

Long-term Debt

In October 2005, the Company entered into a loan agreement with Citibank, N.A., under which the Company borrowed $400 million. The loan had an original maturity of April 27, 2009 and bore interest quarterly at a floating rate of 3-month LIBOR plus 0.50%. In July 2008, under the terms of a loan amendment entered into with Citibank N.A., the maturity of half of the original $400 million loan was extended to July 12, 2010 with interest quarterly at a floating rate of 3-month LIBOR plus 0.50% through April 27, 2009 and at a rate of 3-month LIBOR plus 0.85% thereafter.

On January 14, 2009, the Company elected to repay the first half of the original $400 million loan that was due on April 27, 2009.

On July 12, 2010, the Company repaid the $200 million remaining half of the original $400 million loan.

The Company incurred interest expense of $1.2 million, $3.9 million and $15.2 million and paid interest of $1.6 million, $6.3 million and $16.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, in relation to this loan.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Senior Notes

On March 10, 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.500% Senior Notes (2010 Senior Notes, or collectively with the 2008 Senior Notes defined below referred to as Senior Notes). The 2010 Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest payments on the 2010 Senior Notes commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

The 2010 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance B. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance B under the 2010 Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the 2010 Senior Notes were used for general corporate purposes.

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

For the year ended December 31, 2010, the Company incurred interest expense of $21.8 million and paid interest of $19.6 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 6.875% Senior Notes (2008 Senior Notes, or collectively with 2010 Senior Notes referred to as Senior Notes). The 2008 Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2008 Senior Notes is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

The 2008 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the 2008 Senior Notes. The Company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company. The proceeds from the 2008 Senior Notes were used to redeem an outstanding bank loan and the remaining net proceeds were used for general corporate purposes.

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

For the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense of $17.2 million, $17.2 million and $10.2 million, respectively, and paid interest of $17.2 million, $17.2 million and $8.8 million, respectively, in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s Senior Notes.

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

On March 13, 2009, PartnerRe Finance II purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions. The aggregate principal amount of the CENts and promissory note outstanding at December 31, 2010 was $63.4 million and $71.0 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense of $4.6 million, $7.0 million and $16.6 million, respectively, and paid interest of $4.6 million, $8.0 million and $16.6 million, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

12. Shareholders’ Equity

Authorized Shares

At December 31, 2010 and 2009, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

	2010	2009
Designated common shares	130.0	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	11.6	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2	9.2
Designated and redeemed preference shares	14.0	14.0
Undesignated	35.2	35.2

	200.0	200.0

Common Shares

Share repurchases

During 2010, the Company repurchased, under its authorized share repurchase program, 14.0 million of its common shares at a total cost of $1,082.6 million, representing an average cost of $77.10 per share. At December 31, 2010, the Company had approximately 6.5 million common shares remaining under its current share repurchase authorization and approximately 14.0 million common shares were held in treasury and are available for reissuance (see Note 24).

During 2009, no shares were repurchased. During 2008, the Company repurchased 1.5 million of its common shares pursuant to its repurchase program at a total cost of $110.0 million, representing an average cost of $71.79 per share.

Share issuance

During 2010, the Company’s remaining $200 million forward sale agreement matured. The Company did not deliver any common shares to the forward counterparty (see Note 19).

During 2009, and pursuant to the acquisition of Paris Re, the Company issued 25.7 million common shares, of which 1.3 million common shares were reissued from treasury.

During 2008, under a maturing forward sale agreement, the Company delivered 3.4 million common shares to the forward counterparty over a 40 day valuation period for total proceeds of $211.6 million. The value received per share was the average daily market price per share over the valuation period, subject to a minimum price per share of $59.37 (see Note 19).

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

13. Net Income per Share

The reconciliation of basic and diluted net income per share for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the year ended December 31, 2010	For the year ended December 31, 2009 (1)	For the year ended December 31, 2008
Numerator:
Net income	$852,552	$1,536,854	$46,567
Less: preferred dividends	(34,525)	(34,525)	(34,525)

Net income available to common shareholders	$818,027	$1,502,329	$12,042

Denominator:
Weighted average number of common shares outstanding—basic	76,839.5	62,786.2	54,347.1
Share options and other (2)	1,394.8	1,104.4	1,292.5

Weighted average number of common shares and common share equivalents outstanding—diluted	78,234.3	63,890.6	55,639.6

Basic net income per share	$10.65	$23.93	$0.22
Diluted net income per share	$10.46	$23.51	$0.22

(1)	Net income and net income available to common shareholders include $4.3 million, and basic net income per share and diluted net income per share include $0.07 per share related to the noncontrolling interests’ share of Paris Re’s net income for the period from October 2, 2009 to December 7, 2009.
(2)	At December 31, 2010, 2009 and 2008, share options to purchase 489.7 thousand, 387.0 thousand and 870.1 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

14. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from Partner Reinsurance, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

with the relevant statutory accounting practices. As of December 31, 2010, there were no significant restrictions on the payment of dividends by the Company’s reinsurance subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. As of December 31, 2010, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill, intangible assets and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.

The statutory net income of the Company’s reinsurance subsidiaries for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions of U.S. dollars):

	2010 (unaudited estimated)	2009	2008
Partner Reinsurance	$494	$1,044	$485
PartnerRe Europe	198	307	(137)
PartnerRe U.S.	147	89	(30)

The following table summarizes the statutory shareholders’ equity of the Company’s reinsurance subsidiaries as of December 31, 2010 and 2009 (in millions of U.S. dollars):

	2010 (unaudited estimated)	2009
Partner Reinsurance	$3,097	$3,100
PartnerRe Europe	1,430	1,549
PartnerRe U.S.	1,197	793

At December 31, 2010 and 2009, the Company has Swiss and French operations that are branches of PartnerRe Europe and are regulated by the Irish Financial Regulatory Authority, as prescribed by the EU Reinsurance Directive.

15. Taxation

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

The Company is currently under examination in Switzerland for the tax years 2008-2009, in the United States for tax year 2008, in Canada for tax years 2006-2007 and in France for tax years 2008-2009. Income tax returns are open for examination for the tax years 2006-2010 in Switzerland, Canada and Ireland, 2007-2010 in

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

the United States and 2008-2010 in France. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years.

Income tax expense for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands of U.S. dollars):

	2010	2009	2008
Current income tax expense (benefit)
U.S.	$28,180	$43,020	$(31,071)
Non U.S.	36,706	47,980	107,360

Total current income tax expense	$64,886	$91,000	$76,289

Deferred income tax expense (benefit)
U.S.	$46,988	$83,583	$(44,673)
Non U.S.	4,738	86,837	(56,111)

Total deferred income tax expense (benefit)	$51,726	$170,420	$(100,784)

Unrecognized tax expense (benefit)
U.S.	$—	$(461)	$—
Non U.S.	12,172	1,131	34,200

Total unrecognized tax expense	$12,172	$670	$34,200

Total income tax expense (benefit)
U.S.	$75,168	$126,142	$(75,744)
Non U.S.	53,616	135,948	85,449

Total income tax expense	$128,784	$262,090	$9,705

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2010, 2009 and 2008 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes (in thousands of U.S. dollars):

	2010	2009	2008
Net income	$852,552	$1,536,854	$46,567
Income tax expense	128,784	262,090	9,705

Income before taxes	$981,336	$1,798,944	$56,272

Reconciliation of effective tax rate (% of income before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	14.9	14.2	(117.6)
Impact of foreign exchange gains	(3.4)	(0.4)	(25.9)
Unrecognized tax benefit	1.2	—	26.6
Tax-exempt income and expenses not deductible	(0.7)	(1.2)	167.1
Impact of enacted changes in tax laws	(1.9)	(0.1)	(15.0)
Valuation allowance	2.0	—	—
Other	1.0	2.1	(18.0)

Actual tax rate	13.1%	14.6%	17.2%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	2010	2009
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$62,591	$89,967
Foreign tax credit carryforwards	17,845	—
Tax loss carryforwards	4,723	17,270
Unearned premiums	20,191	19,550
Other deferred tax assets	9,319	3,156

	114,669	129,943
Valuation allowance	(19,642)	—

Deferred tax assets	95,027	129,943

Deferred tax liabilities
Deferred acquisition costs	47,152	46,744
Goodwill and other intangibles	73,174	81,455
Equalization reserves	113,293	99,785
Unrealized appreciation and timing differences on investments	82,226	70,114
Other deferred tax liabilities	32,877	33,431

Deferred tax liabilities	348,722	331,529

Net deferred tax liabilities	$(253,695)	$(201,586)

The net tax assets and liabilities and their components at December 31, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	2010	2009
Net tax assets	$14,960	$79,044
Net tax liabilities	(316,325)	(444,789)

Net tax liabilities	$(301,365)	$(365,745)

	2010	2009
Net current tax assets (liabilities)	$3,859	$(121,680)
Net deferred tax liabilities	(253,695)	(201,586)
Net unrecognized tax benefit	(51,529)	(42,479)

Net tax liabilities	$(301,365)	$(365,745)

Realization of the deferred tax asset is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax asset will be realized. The valuation allowance recorded as of December 31, 2010 related to foreign tax credit carryforwards in Ireland of $17.8 million, with the balance related to certain tax loss carryforwards.

At December 31, 2010 and 2009, the deferred tax assets (after valuation allowance) of $2.9 million and $17.2 million, respectively, related to capital loss carryforwards in the United States, which can be carried forward for five years.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The total amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands of U.S. dollars):

	January 1, 2010	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2010
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$41,935	$13,215	$2,578	$(3,254)	$(2,945)	$51,529
Interest and penalties recognized on the above	544	104	—	(471)	(177)	—

Total unrecognized tax benefits, including interest and penalties	$42,479	$13,319	$2,578	$(3,725)	$(3,122)	$51,529

	January 1, 2009	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	Unrecognized tax benefits of Paris Re	December 31, 2009
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$39,208	$2,053	$21	$(1,428)	$623	$1,458	$41,935
Interest and penalties recognized on the above	559	347	—	(362)	—	—	544

Total unrecognized tax benefits, including interest and penalties	$39,767	$2,400	$21	$(1,790)	$623	$1,458	$42,479

	January 1, 2008	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange Rates	December 31, 2008
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$24,613	$8,264	$3,034	$3,325	$(28)	$39,208
Interest and penalties recognized on the above	190	370	—	—	(1)	559

Total unrecognized tax benefits, including interest and penalties	$24,803	$8,634	$3,034	$3,325	$(29)	$39,767

For the years ended December 31, 2010, 2009 and 2008, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis. The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The total amount of unrecognized tax benefits for which it is reasonably possible to change within twelve months was $31.1 million at December 31, 2010, which primarily relates to the expected expiration of the statute of limitations related to foreign exchange revaluation and various intra-group transactions in Europe.

16. Share-Based Awards

Employee Equity Plan

In May 2005, the shareholders approved the PartnerRe Ltd. 2005 Employee Equity Plan (EEP). The EEP permits the grant of share options, RS, RSUs, SSARs or other share-based awards to employees of the Company. The EEP is administered by the Compensation and Management Development Committee of the Board (the Committee).

In May 2008 and in September 2009 (in connection with the acquisition of Paris Re), the shareholders approved an allocation of an additional 0.6 million shares and 0.4 million shares, respectively, to the EEP. Currently, the plan permits the grant of up to 3.3 million shares, of which a total of 1.7 million shares can be issued as either RS or RSUs and 1.6 million shares can be issued as share options or SSARs. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. Under the EEP, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the EEP as the closing price reported on the grant date. Awards issued under the EEP generally vest over 3 years of continuous service, either ratably or with a cliff-vest provision, are expensed ratably over the vesting period and have a ten year contractual term. Participants in the EEP are eligible to receive dividends, which the Company records as an expense, on RSUs that are unvested. Shares available for grant under the previous plan at the time of replacement were transferred and became available for grant under the EEP. At December 31, 2010, 0.9 million shares remained available for issuance under this plan.

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

In September 2009, in connection with the acquisition of Paris Re, the shareholders approved an amendment to the EEP to increase the number of shares available for issuance by 0.4 million shares, of which 0.3 million may be awarded as RS or RSUs. As part of the acquisition of Paris Re, the Company issued replacement share options, RSUs, and warrants to holders of Paris Re share options, RSUs and warrants. These replacement awards were issued under the terms and conditions of the Paris Re 2006 Equity Purchase Plan, Paris Re 2006 Equity Incentive Plan, Paris Re 2006 Executive Equity Incentive Plan and Paris Re 2007 Equity Incentive Plan and were not considered to be grants under the Company’s EEP.

Non-Employee Directors’ Stock Plan

The 2003 Non-Employee Directors Stock Plan (Directors’ Stock Plan), which was approved by the Company’s shareholders, permits the grant of up to 0.8 million share options, RS, RSUs, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the share options will be

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

equivalent to the fair value of the share options at the time of grant. The fair value is defined in the Directors’ Stock Plan as the closing price reported on the grant date. Option awards issued under the Directors’ Stock Plan generally vest at the time of grant and are expensed immediately and have a ten year contractual term. Prior to May 2010, RSU awards issued under the Directors’ Stock Plan generally vested at the time of grant with a delivery date restriction of one year and were expensed immediately. With effect from May 2010, RSUs are awarded on an annual basis and have a five year cliff vest with no delivery restrictions and are expensed over the vesting period. Before the grant date, directors must elect to receive their awards in the form of either 100% RSUs, or split, with 60% of the award being RSUs and 40% of the award being cash upon delivery. At December 31, 2010, 0.2 million shares remained available for issuance under this plan.

Employee Share Purchase Plan

The Employee Share Purchase Plan (ESPP), which was approved by the Company’s shareholders, has a twelve month offering period with two purchase periods of six months each. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the lower fair value on either the enrolment date or purchase date. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.6 million common shares may be issued under the ESPP.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (SSPP) has two offering periods per year with two purchase periods of six months each. All full-time Swiss employees are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair value on the purchase date. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.2 million common shares may be issued under the SSPP.

Share-Based Compensation

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of share options or the conversion of RSUs and SSARs into shares.

For the years ended December 31, 2010, 2009 and 2008, the Company’s share-based compensation expense was $33.5 million, $21.7 million and $28.1 million, respectively, with a tax benefit of $1.3 million, $2.2 million and $2.0 million, respectively.

Share Options

The following table summarizes the activity related to options granted and exercised for the years ended December 31, 2010, 2009 and 2008. There were no material tax impacts related to the options exercised by employees of the Company’s U.S. subsidiaries.

	2010	2009	2008
Options granted	91,817	598,698	119,052
Weighted average grant date fair value of options granted	$10.29	$7.95	$11.07

Options exercised	860,154	250,400	153,146
Total intrinsic value of options exercised (in millions of U.S. dollars)	$21.0	$5.0	$3.4
Proceeds from option exercises (in millions of U.S. dollars)	$37.2	$12.7	$8.1

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The activity related to the Company’s share options for the year ended December 31, 2010 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,734,218	$59.02
Granted	91,817	75.96
Exercised	(860,154)	54.04
Forfeited or expired	(29,786)	70.84

Outstanding at December 31, 2010	1,936,095	61.86
Options exercisable at December 31, 2010	1,917,711	61.83
Options vested and expected to vest at December 31, 2010	1,940,988	61.98

The weighted average remaining contractual term and the aggregate intrinsic value of share options outstanding, exercisable, vested and expected to vest at December 31, 2010, was 4.0 years and $36.3 million, respectively.

The Company values share options issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected life	6 years	3 years	6 years
Expected volatility	15.8%	15.8%	15.9%
Risk-free interest rate	2.8%	2.8%	3.2%
Dividend yield	2.7%	2.7%	2.5%

The expected life of the replacement share options issued as part of the acquisition of Paris Re in 2009 was assumed to be 3 years. The expected life of all other share options issued during the years ended December 31, 2010, 2009 and 2008 was assumed to be 6 years. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s share options. The risk-free interest rate is based on the market yield of U.S. treasury securities with maturities equivalent to the expected life of the Company’s share options. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s share options.

Restricted Share Units

During the years ended December 31, 2010, 2009 and 2008, the Company issued 374,366 RSUs, 607,173 RSUs and 241,458 RSUs with a weighted average grant date fair value of $79.18, $75.09 and $77.19, respectively. The Company values RSUs issued under all plans at the fair value of its common shares at the time of grant, as defined by the plan document.

The activity related to the Company’s RSUs for the year ended December 31, 2010 was as follows:

RSUs
Outstanding at January 1, 2010	1,192,040
Granted	374,366
Released	(677,631)
Forfeited	(20,773)

Outstanding at December 31, 2010	868,002

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The RSUs that vested during the years ended December 31, 2010 and 2009 had a fair value of $30.9 million and $9.6 million, respectively.

Of the 868,002 RSUs outstanding at December 31, 2010, 54,221 are subject to a five year delivery date restriction from the grant date and were not released for conversion into shares.

Total unrecognized share-based compensation expense related to unvested RSUs was approximately $20.1 million at December 31, 2010, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-Settled Share Appreciation Rights (SSARs)

During the years ended December 31, 2010, 2009 and 2008, the Company issued 450,568 SSARs, 105,344 SSARs, and 339,920 SSARs with a weighted average grant date fair value of $10.45, $8.42 and $11.50, respectively.

The activity related to the Company’s SSARs for the year ended December 31, 2010 was as follows:

SSARs
Outstanding at January 1, 2010	926,882
Granted	450,568
Exercised	(22,300)
Forfeited or expired	(17,800)

Outstanding at December 31, 2010	1,337,350
Exercisable at December 31, 2010	828,203

Total unrecognized share-based compensation expense related to unvested SSARs was approximately $3.2 million at December 31, 2010, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company values SSARs issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected life	6 years	6 years	6 years
Expected volatility	15.8%	15.4%	16.0%
Risk-free interest rate	2.8%	2.7%	3.3%
Dividend yield	2.7%	2.6%	2.6%

In determining the weighted average assumptions used, the Company used the same methodology as described in share options above.

Warrants

In 2009, the Company issued 27,655 replacement warrants as part of the acquisition of Paris Re. At December 31, 2010, 23,263 warrants are outstanding and fully vested with a weighted average remaining contractual life of 6 years and a weighted average exercise price of $36.58. During the year ended December 31, 2010, 4,268 warrants were exercised with a weighted average exercise price of $36.58.

17. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains certain defined contributions plans and other active and frozen defined benefit plans. The majority of the defined benefit obligation at December 31, 2010 relates to the active defined benefit plan for the Company’s Zurich office employees (the Zurich Plan).

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Defined Contribution Plans

Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice and vesting provisions meeting legal compliance standards and market trends. The accumulated benefits for the majority of these plans vest immediately or over a four-year period. As required by law, certain retirement plans also provide for death and disability benefits and lump sum indemnities to employees upon retirement.

The Company incurred expenses for these defined contribution arrangements of $20.9 million, $18.7 million, and $13.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Active Defined Benefit Plan

The Company maintains the Zurich Plan, which is classified as a hybrid plan and accounted for as a defined benefit plan under U.S. GAAP. At December 31, 2010 and 2009, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2010	2009
Funded status
Unfunded pension obligation at beginning of year	$9,117	$16,028

Change in pension obligation
Service cost	5,683	4,980
Interest cost	3,020	2,639
Plan participants’ contributions	5,761	2,435
Actuarial loss (gain)	7,268	(9,915)
Benefits paid	(7,562)	(7,160)
Foreign currency adjustments	9,994	1,702

Change in pension obligation	24,164	(5,319)

Change in fair value of plan assets
Actual return on plan assets	3,181	(400)
Employer contributions	6,025	5,344
Plan participants’ contributions	5,761	2,435
Benefits paid	(7,562)	(7,160)
Foreign currency adjustments	8,732	1,373

Change in fair value of plan assets	16,137	1,592

Funded status
Unfunded pension obligation at end of year	$17,144	$9,117
Additional information:
Projected benefit obligation	$114,339	$90,175
Accumulated pension obligation	110,240	87,320
Fair value of plan assets	97,195	81,058

At December 31, 2010 and 2009, the funded status at the end of the year was included in accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in accumulated other comprehensive (loss) income at December 31, 2010 and 2009 were $15.2 million (net of $4.1 million of taxes) and $8.8 million (net of $2.3 million of taxes), respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were $6.1 million, $6.0 million and $4.1 million, respectively.

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

The fair values of the Zurich Plan’s assets at December 31, 2010 and 2009 were equity funds (Level 1) of $4.3 million and $4.0 million, respectively, and insured funds and cash (Level 2) of $92.9 million and $77.1 million, respectively. The equity funds are primarily publicly quoted open-end funds that invest in a full replication of European benchmark indices. The insured funds comprise the accumulated pension plan contributions and investment returns thereon, which are held in an insurance arrangement that provides at least a guaranteed minimum investment return. The insured funds are held by a collective foundation of AXA Life Ltd. and are guaranteed under the insurance arrangement.

The assumptions used to determine the pension obligation and net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost
Discount rate	2.75%	3.25%	3.25%	2.75%	2.75%	3.50%
Expected return on plan assets	—	3.6	—	3.0	—	3.75
Rate of compensation increase	3.5	3.5	3.5	3.5	3.5	3.5

At December 31, 2010, estimated employer contributions to be paid in 2011 were $6.0 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Period	Amount
2011	$4,689
2012	5,204
2013	5,629
2014	5,292
2015	5,882
2016 to 2020	29,043

The Company does not believe that any plan assets will be returned to the Company during 2011.

18. Commitments and Contingencies

(a) Concentration of Credit Risk

Fixed maturities

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued or guaranteed by the U.S. government and other AAA rated sovereign governments. As of December 31, 2010, the Company’s fixed maturity investments included $846

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

million, or 11.7% of the Company’s total shareholders’ equity, of AAA rated debt securities issued by the government of France. As of December 31, 2009, the Company’s fixed maturity investments included $814 million, or 10.6% of the Company’s total shareholders’ equity, of AAA rated debt securities issued by the government of France. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. Derivative instruments may be used to replicate investment positions and manage currency, market exposure and duration risk, or to enhance investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s derivative contracts. However, the Company diversifies the counterparties to its derivative contracts to reduce credit risk, and because the counterparties to these contracts are high credit quality international banks, the Company does not anticipate non-performance. These contracts are generally of short duration and settle on a net basis. The difference between the contract amounts and the related market value represents the Company’s maximum credit exposure.

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivables includes an examination of the potential debtors and the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience.

Performance of these notes receivable to date has been within expectations. As of December 31, 2010, none of the Company’s notes receivable are past due or in default and, accordingly, the Company believes that an allowance for credit losses related to these notes receivable is not required at December 31, 2010.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. As of December 31, 2010, the Company’s notes receivable of $55.6 million were all performing and were collateralized by residential property and commercial property of $28.9 million and $26.7 million, respectively.

Underwriting operations

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for alternative risk products. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. The Company mitigates the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default, total return and interest rate swaps.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The Company has exposure to credit risk as it relates to its business written through brokers, if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms.

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. As of December 31, 2010 and 2009, the Company has recorded a provision for uncollectible premiums receivable of $12.6 million and $10.3 million, respectively. See also Note 10 for discussion of credit risk related to reinsurance recoverable on paid and unpaid losses.

The Company is also subject to the credit risk of its cedants in the event of insolvency or the cedant’s failure to honor the value of funds held balances for any other reason. The funds held – directly managed account is with one cedant and is supported by an underlying portfolio of investments, which are managed by the Company (see Note 5). However, the Company’s credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions the Company is able to mitigate this risk, depending on the nature of the funds held arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due.

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2010 (in thousands of U.S. dollars):

Period	Amount
2011	$34,756
2012	31,364
2013	16,555
2014	12,234
2015	8,030
2016 through 2019	17,300

Total future minimum rental payments	$120,239

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $36.1 million, $30.9 million, and $28.8 million, respectively.

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

During the year ended December 31, 2010, the Company recorded a pre-tax charge of $50.0 million related to the aggregated costs of the voluntary plan and the Letter Agreement within other operating expenses. The continuing salary and other employment benefits costs related to employees participating in the voluntary plan will be expensed as the employee provides service and remains with the Company.

(d) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $27.7 million through 2016.

The Company has entered into strategic investments with unfunded capital commitments totaling $142.1 million through 2016. The Company expects to fund capital commitments of $54.2 million, $47.0 million, $23.0 million, $9.3 million, $4.3 million and $4.3 million during 2011, 2012, 2013, 2014, 2015 and 2016, respectively.

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

As of December 31, 2010, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

19. Off-Balance Sheet Arrangements

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

On July 31, 2008, the Company amended its existing forward sale agreement. Under the terms of the amendment, half the contract matured according to its original term beginning on September 26, 2008, while the

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

remaining half was extended to April 2010. Under the terms of the unamended half of the forward sale agreement, in 2008 the Company delivered 3.4 million common shares to the forward counterparty for total proceeds of $211.6 million (see Note 12).

On April 28, 2010, under the terms of the amendment to the forward sale agreement with the forward counterparty, the remaining $200 million forward sale agreement matured. Subsequent to maturity and commencing on April 28, 2010, there was a 40 day valuation period, whereby the Company could deliver up to 3.4 million common shares over the valuation period, subject to a minimum price per share of $59.05 and a maximum price per share of $84.15. As a result of the Company’s share price trading between the minimum and the maximum price per share during the valuation period, the Company did not deliver any common shares to the forward counterparty (see Note 12).

Under the terms of the extended forward sale agreement, contract fees of approximately $8.1 million were recorded against additional paid-in capital in 2008 and were paid over the contract period.

This transaction had no other impact on the Company’s common shareholders’ equity, and the Company calculated the dilutive impact related to the forward sale agreement, if any, using the treasury stock method. The diluted net income per share for the years ended December 31, 2010, 2009 and 2008 did not include any dilutive effect related to this agreement.

20. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. As of December 31, 2010, the total amount of such credit facilities available to the Company was $1,359.4 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $459.9 million and $243.2 million, respectively, at December 31, 2010, in respect of reported loss and unearned premium reserves.

On July 16, 2010, the Company terminated its existing $660 million five-year syndicated unsecured credit facility, which had a maturity date of September 30, 2010, and entered into a new $750 million three-year syndicated unsecured credit facility. The new facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants as of December 31, 2010. The new facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility. During the year ended December 31, 2010, there were no borrowings under this revolving line of credit.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility with some price protection.

On May 14, 2010, the Company entered into an agreement to modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $100 million unsecured credit facility to a $250

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

million combined credit facility, with the initial $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on May 14, 2011, and can be extended automatically to May 14, 2012.

In addition to the unsecured credit facilities available, the Company maintains two committed secured letter of credit facilities related to business written by Paris Re, with a total amount available of $350 million. The facilities are used for the issuance of letters of credit, which must be secured fully or partially with cash and/or government bonds and/or investment grade bonds. These credit facilities have maturity dates of January 20, 2012, with respect to a $150 million facility, and November 18, 2011, with respect to a $200 million facility. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. At December 31, 2010, no conditions of default existed under these facilities.

21. Agreements with Related Parties

The Company was party to agreements with Atradius N.V. since December 2003 (a company in which a board member is a supervisory director) and Delta Lloyd since May 2008 (a company in which a board member is a director).

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Atradius N.V. The activity included in the Consolidated Statements of Operations related to Atradius N.V. for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands of U.S. dollars):

	2010	2009	2008
Net premiums written	$80,975	$49,487	$67,295
Net premiums earned	69,094	63,724	65,252
Losses and loss expenses and life policy benefits	40,740	58,394	42,096
Acquisition costs	22,012	20,824	25,533

Included in the Consolidated Balance Sheets at December 31, 2010 and 2009 were the following balances related to Atradius N.V. (in thousands of U.S. dollars):

	2010	2009
Reinsurance balances receivable	$21,571	$23,320
Unpaid losses and loss expenses	71,929	130,505
Unearned premiums	36,744	27,534
Other net assets	12,916	7,715

Other Agreements

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Delta Lloyd. The activity included in the Consolidated Statements of Operations related to Delta Lloyd for the years ended December 31, 2010, 2009 and 2008 includes net premiums earned of $1.2 million, $1.4 million and $1.8 million, respectively, and losses and loss expenses and life policy benefits of $0.3 million, $0.5 million and $1.2 million, respectively. Included in the Consolidated Balance Sheets at December 31, 2010 and 2009 were unpaid losses and loss expenses of $8.9 million and $8.5 million, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered into as part of the investment portfolio were completed on market terms.

22. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. During the fourth quarter of 2010, the Company redefined its financial reporting segments following the completion of its integration of Paris Re into its other Non-life sub-segments and changes in management responsibilities for certain lines of business and treaties. As a result, segment data for prior periods has been recast to conform to the current year presentation.

The North America sub-segment includes agriculture, casualty, motor, multiline, property, surety and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the United States. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life segment includes mortality, longevity and health lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

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

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following tables provide a summary of the segment revenues and results for the years ended December 31, 2010, 2009 and 2008 (in millions of U.S. dollars, except ratios):

Segment Information

For the year ended December 31, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,028	$909	$1,479	$716	$4,132	$749	$4	$4,885
Net premiums written	$1,026	$898	$1,391	$646	$3,961	$742	$2	$4,705
Decrease in unearned premiums	12	16	14	26	68	2	1	71

Net premiums earned	$1,038	$914	$1,405	$672	$4,029	$744	$3	$4,776
Losses and loss expenses and life policy benefits	(577)	(702)	(985)	(393)	(2,657)	(624)	(3)	(3,284)
Acquisition costs	(288)	(227)	(292)	(49)	(856)	(116)	—	(972)

Technical result	$173	$(15)	$128	$230	$516	$4	$—	$520
Other income					5	2	3	10
Other operating expenses					(317)	(57)	(166)	(540)

Underwriting result					$204	$(51)	n/a	$(10)
Net investment income						71	602	673

Allocated underwriting result (1)						$20	n/a	n/a
Net realized and unrealized investment gains							402	402
Interest expense							(44)	(44)
Amortization of intangible assets							(31)	(31)
Net foreign exchange losses							(21)	(21)
Income tax expense							(129)	(129)
Interest in earnings of equity investments							13	13

Net income							n/a	$853

Loss ratio (2)	55.6%	76.8%	70.0%	58.5%	65.9%
Acquisition ratio (3)	27.8	24.9	20.8	7.2	21.3

Technical ratio (4)	83.4%	101.7%	90.8%	65.7%	87.2%
Other operating expense ratio (5)					7.8

Combined ratio (6)					95.0%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the year ended December 31, 2009

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,162	$677	$1,159	$400	$3,398	$595	$8	$4,001
Net premiums written	$1,162	$679	$1,113	$397	$3,351	$591	$7	$3,949
Decrease (increase) in unearned premiums	48	50	3	73	174	(4)	1	171

Net premiums earned	$1,210	$729	$1,116	$470	$3,525	$587	$8	$4,120
Losses and loss expenses and life policy benefits	(728)	(392)	(732)	(6)	(1,858)	(440)	2	(2,296)
Acquisition costs	(311)	(174)	(254)	(33)	(772)	(113)	—	(885)

Technical result	$171	$163	$130	$431	$895	$34	$10	$939
Other income					13	2	7	22
Other operating expenses					(253)	(47)	(131)	(431)

Underwriting result					$655	$(11)	n/a	$530
Net investment income						62	534	596

Allocated underwriting result						$51	n/a	n/a
Net realized and unrealized investment gains							591	591
Net realized gain on purchase of capital efficient notes							89	89
Interest expense							(28)	(28)
Amortization of intangible assets							6	6
Net foreign exchange losses							(1)	(1)
Income tax expense							(262)	(262)
Interest in earnings of equity investments							16	16

Net income							n/a	$1,537

Loss ratio	60.2%	53.7%	65.6%	1.3%	52.7%
Acquisition ratio	25.7	23.8	22.7	7.0	21.9

Technical ratio	85.9%	77.5%	88.3%	8.3%	74.6%
Other operating expense ratio					7.2

Combined ratio					81.8%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

For the year ended December 31, 2008

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,175	$721	$1,117	$413	$3,426	$584	$18	$4,028
Net premiums written	$1,167	$718	$1,094	$413	$3,392	$579	$18	$3,989
Decrease (increase) in unearned premiums	23	32	(103)	(10)	(58)	(3)	—	(61)

Net premiums earned	$1,190	$750	$991	$403	$3,334	$576	$18	$3,928
Losses and loss expenses and life policy benefits	(863)	(433)	(691)	(144)	(2,131)	(463)	(15)	(2,609)
Acquisition costs	(289)	(182)	(269)	(37)	(777)	(120)	(2)	(899)

Technical result	$38	$135	$31	$222	$426	$(7)	$1	$420
Other income					4	—	6	10
Other operating expenses					(231)	(43)	(91)	(365)

Underwriting result					$199	$(50)	n/a	$65
Net investment income						67	506	573

Allocated underwriting result						$17	n/a	n/a
Net realized and unrealized investment losses							(531)	(531)
Interest expense							(51)	(51)
Net foreign exchange gains							6	6
Income tax expense							(10)	(10)
Interest in losses of equity investments							(5)	(5)

Net income							n/a	$47

Loss ratio	72.5%	57.7%	69.8%	35.8%	63.9%
Acquisition ratio	24.4	24.3	27.1	9.2	23.3

Technical ratio	96.9%	82.0%	96.9%	45.0%	87.2%
Other operating expense ratio					6.9

Combined ratio					94.1%

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Non-life
Property and casualty
Casualty	11%	13%	15%
Property	18	18	17
Motor	7	6	6
Multiline and other	2	2	3
Specialty
Agriculture	4	8	7
Aviation/Space	5	5	5
Catastrophe	14	10	10
Credit/Surety	6	6	7
Energy	2	2	2
Engineering	4	5	5
Marine	6	5	4
Specialty casualty	3	3	4
Specialty property	2	2	1
Life	16	15	14

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Europe	43%	41%	46%
North America	36	41	41
Latin America, Caribbean and Africa	11	10	8
Asia, Australia and New Zealand	10	8	5

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 5% of total gross premiums written during the year ended December 31, 2010 and more than 6% and 7%, respectively, during the years ended December 31, 2009 and 2008.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2010, 2009 and 2008. The brokers accounted for 25%, 25%, and 23% and 21%, 19%, and 19% of gross premiums written for the years ended December 31, 2010, 2009 and 2008, respectively.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Non-life
North America	77%	78%	70%
Global (Non-U.S.) P&C	32	25	24
Global (Non-U.S.) Specialty	37	27	24
Catastrophe	70	70	74
Life	15	18	18

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

23. Unaudited Quarterly Financial Information

	2010				2009
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$820.6	$987.6	$1,112.7	$1,784.2	$904.4	$891.5	$844.7	$1,308.1
Net premiums earned	1,204.6	1,313.4	1,104.6	1,153.8	1,336.6	1,090.7	826.1	866.5
Net investment income	160.8	164.4	174.5	173.1	182.0	145.4	135.6	133.1
Net realized and unrealized investment (losses) gains	(83.2)	293.2	46.0	145.5	25.0	330.2	306.5	(70.1)
Net realized gain on purchase of capital efficient notes	—	—	—	—	—	—	—	88.4
Other income	5.1	3.3	0.8	1.3	6.0	8.4	3.4	4.6

Total revenues	1,287.3	1,774.3	1,325.9	1,473.7	1,549.6	1,574.7	1,271.6	1,022.5
Losses and loss expenses and life policy benefits	817.8	748.9	704.6	1,012.4	743.3	574.2	458.9	518.9
Acquisition costs	246.6	261.6	244.1	220.1	271.1	232.5	181.7	200.0
Other operating expenses	133.2	118.2	160.2	128.1	146.5	102.2	98.5	83.6
Interest expense	12.2	12.3	12.8	7.1	6.6	6.2	6.3	9.1
Amortization of intangible assets	8.8	10.0	7.8	4.8	(6.1)	—	—	—
Net foreign exchange losses (gains)	8.3	27.1	(11.0)	(3.6)	(4.1)	1.0	1.2	3.4

Total expenses	1,226.9	1,178.1	1,118.5	1,368.9	1,157.3	916.1	746.6	815.0
Income before taxes and interest in earnings (losses) of equity investments	60.4	596.2	207.4	104.8	392.3	658.6	525.0	207.5
Income tax expense	10.9	72.6	17.8	27.6	51.9	93.4	57.0	59.8
Interest in earnings (losses) of equity investments	7.5	1.3	1.3	2.4	14.0	1.5	6.2	(6.2)

Net income	57.0	524.9	190.9	79.6	354.4	566.7	474.2	141.5
Preferred dividends	8.6	8.6	8.6	8.6	8.6	8.6	8.6	8.6

Net income available to common shareholders	$48.4	$516.3	$182.3	$71.0	$345.8	$558.1	$465.6	$132.9
Basic net income per common share	$0.66	$6.86	$2.36	$0.87	$4.34	$9.60	$8.23	$2.35
Diluted net income per common share	0.65	6.76	2.31	0.85	4.25	9.44	8.10	2.32
Dividends declared per common share	0.55	0.50	0.50	0.50	0.47	0.47	0.47	0.47

The	Company’s results include the results of Paris Re from October 2, 2009, the date of acquisition.

PartnerRe Ltd.

Notes to Consolidated Financial Statements—(Continued)

24. Subsequent Events

During January 2011, torrential rain and widespread flooding impacted large areas of Australia, including Queensland and Victoria. Additionally, on February 3, 2011, Tropical Cyclone Yasi made landfall as a Category 4 storm in North Queensland, Australia, causing widespread property damage and flooding across the region. The Company’s initial total net loss estimate for these events is expected to be in the range of $80 to $110 million, pre-tax, net of retrocession and reinstatement premiums, and primarily recorded within the Company’s Global (Non-U.S.) P&C and Catastrophe sub-segments. The Company is continuing to assess its exposure related to these 2011 events.

On February 22, 2011, a major earthquake measuring 6.3 on the Richter Scale caused severe damage in Christchurch, New Zealand. The Company has exposure to this event primarily through its Global (Non-U.S.) P&C and Catastrophe sub-segments. The Company is currently assessing its potential claims related to this event, but information as of February 28, 2011 is not sufficient to arrive at a reasonable estimate.

In January and February 2011, the Company repurchased 2.7 million of its common shares at a total cost of $220 million, representing an average cost of $81.54 per share. Following these share repurchases, the Company had approximately 3.8 million common shares remaining under its current share repurchase authorization and approximately 16.7 million shares held in treasury.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda

February 28, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2010, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Deloitte & Touche, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 28, 2011

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

The information with respect to security ownership of certain beneficial owners and management and the equity compensation plan disclosure is contained under the captions Security Ownership of Certain Beneficial Owners, Management and Directors and Equity Compensation in the Proxy Statement and is incorporated herein by reference in response to this item.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—as of December 31, 2010					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2010, 2009 and 2008					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2010, 2009 and 2008					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2010, 2009 and 2008					X

3.	Exhibits

Included on page 211

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ CONSTANTINOS MIRANTHIS Constantinos Miranthis	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/S/ WILLIAM BABCOCK William Babcock	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/S/ DAVID J. OUTTRIM David J. Outtrim	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Chairman of the Board of Directors	February 28, 2011

/S/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	February 28, 2011

/S/ JUDITH HANRATTY Judith Hanratty, OBE	Director	February 28, 2011

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 28, 2011

/S/ ROBERTO MENDOZA Roberto Mendoza	Director	February 28, 2011

/S/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	February 28, 2011

/S/ RÉMY SAUTTER Rémy Sautter	Director	February 28, 2011

/S/ LUCIO STANCA Lucio Stanca	Director	February 28, 2011

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 28, 2011

/S/ JÜRGEN ZECH Jürgen Zech	Director	February 28, 2011

/S/ DAVID ZWEINER David Zweiner	Director	February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 28, 2011; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE
Deloitte & Touche

Hamilton, Bermuda
February 28, 2011

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

as of December 31, 2010

(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1)(2)	Fair Value (2)	Amount at which shown in the balance sheet (2)
Fixed maturities
U.S. government and agencies	$962,410	$972,724	$972,724
Non-U.S. sovereign government, supranational and government related	2,743,922	2,819,193	2,819,193
Corporate	5,876,392	6,143,847	6,143,847
Asset-backed securities	554,326	556,657	556,657
Residential mortgage-backed securities	2,227,938	2,305,525	2,305,525
Other mortgage-backed securities	29,809	26,443	26,443

Total fixed maturities	12,394,797	12,824,389	12,824,389
Equities
Banks, trust and insurance companies	153,846	163,406	163,406
Public utilities	31,754	31,644	31,644
Industrial, miscellaneous and all other	757,145	876,626	876,626

Total equities	942,745	1,071,676	1,071,676
Short-term investments	$49,132	49,397	49,397
Other invested assets(3)		111,374	111,374

Total		$14,056,836	$14,056,836

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Original cost of equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.
(2)	Excludes the investment portfolio underlying the funds held – directly managed account. While the net investment income and net realized and unrealized gains and losses inure to the benefit of the Company, the Company does not legally own the investments.
(3)	Other invested assets excludes the Company’s investments accounted for using the cost method or equity method.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars except parenthetical share and per share data)

	December 31, 2010	December 31, 2009
Assets
Fixed maturities, trading securities, at fair value (amortized cost: 2010, $10,356)	$10,337	$—
Cash and cash equivalents, at fair value, which approximates amortized cost	329,054	3,503
Investments in subsidiaries	7,576,571	8,105,905
Intercompany loans and balances receivable	442,290	503,359
Other	13,069	23,395

Total assets	$8,371,321	$8,636,162

Liabilities
Current portion of long-term debt	$—	$200,000
Intercompany loans and balances payable(1)	1,131,463	758,612
Accounts payable, accrued expenses and other	32,939	31,823

Total liabilities	1,164,402	990,435

Shareholders’ Equity
Common shares (par value $1.00, issued: 2010, 84,033,089 shares; 2009, 82,585,707 shares)	84,033	82,586
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 11,600,000 shares; aggregate liquidation value: 2010 and 2009, $290,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2010 and 2009, 9,200,000 shares; aggregate liquidation value: 2010 and 2009, $230,000)	9,200	9,200
Additional paid-in capital	3,419,864	3,357,004
Accumulated other comprehensive income:
Currency translation adjustment	16,101	82,843
Other accumulated comprehensive (loss) income, net of tax	(12,045)	2,084
Retained earnings	4,761,178	4,100,782
Common shares held in treasury, at cost (2010, 14,046,895 shares; 2009, 5,000 shares)	(1,083,012)	(372)

Total shareholders’ equity	7,206,919	7,645,727

Total liabilities and shareholders’ equity	$8,371,321	$8,636,162

(1)	The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect wholly-owned finance subsidiary of the Company, related to the remaining $63.4 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s Senior Notes.

The Company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A and PartnerRe Finance B, indirect wholly-owned finance subsidiaries of the Company, related to the issuance of $250 million aggregate principal amount of 6.875% Senior Notes and $500 million aggregate principal amount of 5.500% Senior Notes. The Company’s obligations under these guarantees are senior and unsecured and rank equally with all other senior unsecured indebtedness of the Company.

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Revenues
Net investment income (loss)	$1,745	$(375)	$68
Net realized investment (losses) gains	(3,884)	18,582	(1,477)

Total revenues	(2,139)	18,207	(1,409)

Expenses
Other operating expenses	92,361	103,293	72,698
Interest expense on intercompany loans	5,609	6,425	17,093
Interest expense	301	3,919	15,592
Net foreign exchange losses (gains)	17,244	4,517	(3,828)

Total expenses	115,515	118,154	101,555

Loss before equity in net income of subsidiaries	(117,654)	(99,947)	(102,964)
Equity in net income of subsidiaries	970,206	1,636,801	149,531

Net income	$852,552	$1,536,854	$46,567

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Cash flows from operating activities
Net income	$852,552	$1,536,854	$46,567
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(970,206)	(1,636,801)	(149,531)
Other, net	36,388	8,203	26,677

Net cash used in operating activities	(81,266)	(91,744)	(76,287)

Cash flows from investing activities
Sales and redemptions of fixed maturities	698,393	—	—
Sales and redemptions of short-term investments	69,489	—	—
Advances to/from subsidiaries, net	697,019	508,213	(61,465)
Net issue of intercompany loans receivable and payable	380,771	—	250,000
Investments in subsidiaries	—	(175,111)	—
Other, net	(4,283)	(2,851)	(1,393)
Foreign exchange forward contracts	3,528	(71,303)	—

Net cash provided by investing activities	1,844,917	258,948	187,142

Cash flows from financing activities
Cash dividends paid to shareholders	(192,156)	(151,851)	(134,627)
Repayment of debt	(200,000)	(200,000)	—
Repurchase of common shares	(1,065,121)	—	(110,017)
Issuance of common shares and treasury shares	37,682	16,034	222,736
Contract fees on forward sale agreement	(2,638)	(5,070)	(10,006)

Net cash used in financing activities	(1,422,233)	(340,887)	(31,914)

Effect of foreign exchange rate changes on cash	(15,867)	(1,342)	(1,917)
Increase (decrease) in cash and cash equivalents	325,551	(175,025)	77,024
Cash and cash equivalents—beginning of year	3,503	178,528	101,504

Cash and cash equivalents—end of year	$329,054	$3,503	$178,528

Supplemental cash flow information:
Interest paid	$1,680	$14,362	$34,812

(1)	The Company received non-cash dividends from its subsidiary of $500 million, $600 million and $nil million for the years ended December 31, 2010, 2009 and 2008, respectively, which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.
(2)	During 2010, the Company sold a wholly-owned subsidiary to another wholly-owned subsidiary and received fixed maturities and short-term investments as partial settlement of certain intercompany loans receivable. These non-cash transactions have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.
(3)	The acquisition of assets and liabilities as part of the Paris Re acquisition in 2009 involved non-cash share for share transactions which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income (1)	Losses Incurred	Amortization of DAC	Other Operating Expenses (2)	Premiums Written
2010
Non-life	$369,075	$10,666,604	$1,578,696	—	$4,029,644	N/A	$2,657,041	$856,068	$316,900	$3,960,713
Life	226,476	—	20,385	$1,750,410	743,565	$71,539	623,627	116,280	56,965	N/A
Corporate and Other	6	—	58	—	3,262	601,243	2,950	189	165,886	1,964

Total	$595,557	$10,666,604	$1,599,139	$1,750,410	$4,776,471	$672,782	$3,283,618	$972,537	$539,751	$3,962,677

2009
Non-life	$343,729	$10,811,483	$1,684,015	—	$3,524,690	N/A	$1,857,481	$771,684	$252,861	$3,350,909
Life	271,091	—	21,724	$1,615,193	587,553	$61,833	440,337	112,920	47,247	N/A
Corporate and Other	37	—	1,077	—	7,582	534,238	(2,522)	610	130,700	6,911

Total	$614,857	$10,811,483	$1,706,816	$1,615,193	$4,119,825	$596,071	$2,295,296	$885,214	$430,808	$3,357,820

2008
Non-life	$313,039	$7,510,666	$1,254,746	—	$3,333,922	N/A	$2,130,951	$777,550	$230,615	$3,392,660
Life	303,940	—	16,873	$1,432,015	576,428	$66,615	462,982	119,994	43,439	N/A
Corporate and Other	142	—	2,168	—	17,674	506,349	15,287	1,338	90,955	17,788

Total	$617,121	$7,510,666	$1,273,787	$1,432,015	$3,928,024	$572,964	$2,609,220	$898,882	$365,009	$3,410,448

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment.
(2)	Other operating expenses are a component of underwriting result for the Non-life and Life segments. Other operating expenses included in Corporate and Other represent corporate expenses and other operating expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2010
Life reinsurance in force	—	$1,726,050	$192,669,971	$190,943,921	101%
Premiums earned
Life	—	$5,118	$729,007	$723,889	101%
Accident and health	—	—	19,676	19,676	100%
Property and casualty	$25,532	175,308	4,182,682	4,032,906	104%

Total premiums	$25,532	$180,426	$4,931,365	$4,776,471	103%

2009
Life reinsurance in force	—	$1,636,933	$204,704,933	$203,068,000	101%
Premiums earned
Life	—	$4,608	$570,118	$565,510	101%
Accident and health	—	—	22,043	22,043	100%
Property and casualty	$8,390	77,946	3,601,828	3,532,272	102%

Total premiums	$8,390	$82,554	$4,193,989	$4,119,825	102%

2008
Life reinsurance in force	—	$4,451,144	$164,674,622	$160,223,478	103%
Premiums earned
Life	—	$6,002	$567,619	$561,617	101%
Accident and health	—	—	14,811	14,811	100%
Property and casualty	$7,327	33,678	3,377,947	3,351,596	101%

Total premiums	$7,327	$39,680	$3,960,377	$3,928,024	101%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred policy acquisition costs	Liability for unpaid losses and loss expenses	Unearned premiums	Premiums earned	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs	Paid losses and loss expenses	Premiums written
Consolidated subsidiaries
2010	$369,081	$10,666,604	$1,578,754	$4,032,906	$2,659,991	$856,257	$2,579,018	$3,962,677
2009	343,766	10,811,483	1,685,092	3,532,272	1,854,959	772,294	2,043,878	3,357,820
2008	313,181	7,510,666	1,256,914	3,351,596	2,146,238	778,888	1,580,819	3,410,448

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.	8-K	3.1	May 28, 2009	001-14536 09857978

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.5	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2,2003	001-14536 03680524

4.6	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536 03680524

4.7	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 041136085

4.8	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 041136085

4.9	Junior Subordinated Indenture and First Supplemental Junior Subordinated Indenture.	8-K	4.1 4.2	November 7, 2006	001-14536 061194484

4.10	Junior Subordinated Debt Securities Guarantee Agreement and First Supplemental Junior Subordinated Debt Securities Guarantee Agreement.	8-K	4.3 4.4	November 7, 2006	001-14536 061194484

4.11	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 08860178

4.12	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 08860178

4.13	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 08860178

4.14	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 08860178

4.15	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.1	March 15, 2010	001-14536 10681438

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

4.16	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.2	March 15, 2010	001-14536 10681438

4.17	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.3	March 15, 2010	001-14536 10681438

4.18	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.4	March 15, 2010	001-14536 10681438

10.4.5	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. dated July 16, 2010.	8-K	10.1	July 21, 2010	001-14536 10962355

10.5	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 04957898

10.5.1	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 05988483

10.5.2	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 08653416

10.7	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.	10-K	10.9	March 30, 1999	001-14536

10.8	Directors’ Deferred Compensation Plan.	10-K	10.15	March 26,1997	0-2253

10.9	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.					X

10.9.1	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 05621655

10.9.2	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 05621655

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.10	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.					X

10.10.1	Form PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Restricted Share Unit Award Agreement.					X

10.10.2	Form PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Share-Settled Share Appreciation Right Agreement.					X

10.11	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 09998853

10.12	PartnerRe Ltd. Swiss Share Purchase Plan effective February 25, 2002.					X

10.13	PartnerRe Ltd. Non-Employee Directors Share Plan dated May 22, 2003.					X

10.13.1	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.	8-K	10.01	September 20, 2004	001-14536 041037442

10.13.2	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.02	September 20, 2004	001-14536 041037442

10.14	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536 05835956

10.15	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536 05835956

10.16	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 05835956

10.17	PartnerRe Ltd. Change in Control Policy.					X

10.18	Executive Total Compensation Program.	10-K	10.17	March 10, 2005	001-14536 05673024

10.18.1	Amended Executive Total Compensation Program.	8-K	10.1	November 15, 2005	001-14536 051206658

10.18.2	Amended Executive Total Compensation Program.	10-Q	10.17	November 4, 2009	001-14536 091158470

10.18.3	Board of Directors Compensation Program for Non-Executive Directors.	10-K	10.17.2	February 27, 2009	001-14536 09640890

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.19	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.	10-K	10.19	March 30, 2000	001-14536

10.19.1	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.	10-Q	10.0	August 14, 2000	001-14536

10.20	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.	10-Q	10.0	May 15, 2000	001-14536

10.21	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.	10-K	10.24	April 2, 2001	001-14536

10.21.1	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536 02584632

10.21.2	Letter Agreement Between PartnerRe Ltd. and Patrick A. Thiele dated May 15, 2007.	10-Q	10.1	August 9, 2007	001-14536 071037066

10.21.3	Amended and Restated Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 19, 2009.	10-K	10.22.3	March 1, 2010	001-14536 10646399

10.22	Employment Agreement between Partner Reinsurance Company Ltd. and Costas Miranthis dated as of September 1, 2007.	8-K	10.1	October 1, 2007	001-14536 071146993

10.22.1	Employment Agreement between Partner Reinsurance Company Ltd. and Costas Miranthis dated as of January 1, 2011	8-K	10.1	February 23, 2011	001-14536 11632606

10.23	Executive Employment Agreement between Partner Reinsurance Company of the U.S. and Tad Walker dated January 6, 2009.	8-K	10.1	January 6, 2009	001-14536 09510906

10.24	Executive Employment Agreement between PartnerRe Capital Markets Corp. and Albert A. Benchimol dated as of January 1, 2009.	8-K	10.1	February 11, 2009	001-14536 09589545

10.24.1	Letter Agreement between PartnerRe Ltd. and Albert A. Benchimol dated as of July 28, 2010.	8-K	10.1	August 3, 2010	001-14536 10988370

10.25	Securities Purchase Agreement dated as of July 4, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 9, 2009	001-14536 09937187

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.25.1	Amendment No. 1 to the Securities Purchase Agreement dated as of July 17, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 23, 2009	001-14536 09957790

10.25.2	Amendment No. 2 to the Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH, PARIS RE Holdings Limited and the sellers named therein.	8-K	2.2	September 29, 2009	001-14536 091093820

10.25.3	Transaction Agreement dated as of July 4, 2009 between PartnerRe Ltd. and PARIS RE Holdings Limited.	8-K	2.2	July 9, 2009	001-14536 09937187

10.25.4	Amendment No. 1 to the Transaction Agreement dated as of September 28, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and PartnerRe Holdings II Switzerland GmbH.	8-K	2.1	September 29, 2009	001-14536 091093820

10.25.5	Form of Investor Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.3	July 9, 2009	001-14536 09937187

10.25.6	Form of Registration Rights Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.4	July 9, 2009	001-14536 09937187

10.25.7	Tender and Support Agreement dated as of July 4, 2009 between PartnerRe Ltd. and Hans-Peter Gerhardt.	8-K	2.5	July 9, 2009	001-14536 09937187

10.25.8	Tender and Support Agreement dated as of July 4, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd. and OZ Europe Master Fund Ltd.	8-K	2.6	July 9, 2009	001-14536 09937187

10.25.9	Amendment No. 1 to the Tender and Support Agreement dated as of July 25, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd., OZ Europe Master Fund Ltd. and OZ Select Master Fund, Ltd.	8-K	2.2	July 27, 2009	001-14536 09965322

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.25.10	Form of Securities Purchase Agreement dated as of July 17, 2009 and effective as of July 25, 2009 between PartnerRe Ltd. and each seller named therein.	8-K	2.1	July 27, 2009	001-14536 09965322

10.25.11	Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH and Mr. Hans-Peter Gerhardt.	8-K	2.3	September 29, 2009	001-14536 091093820

10.25.12	Form of Securities Purchase Agreement dated as of October 15, 2009 and effective as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the seller named therein.	8-K	2.1	October 23, 2009	001-14536 09113457

10.25.13	Form of Voting Agreement dated as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the shareholder named therein.	8-K	2.2	October 23, 2009	001-14536 091134537

10.26.1	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.	10-K	10.27.1	March 1, 2010	001-14536 10646399

10.26.2	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.	10-K	10.27.2	March 1, 2010	001-14536 10646399

10.26.3	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.	10-K	10.27.3	March 1, 2010	001-14536 10646399

10.26.4	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.4	March 1, 2010	001-14536 10646399

10.26.5	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.5	March 1, 2010	001-14536 10646399

10.26.5.1	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.	8-K	10.1	February 7, 2011	001-14536 11579242

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.26.6	USD 200,000,000 Committed Standby Letter of Credit Facility dated December 18, 2008 between PARIS RE and Natixis	10-K	10.27.6	March 1, 2010	001-14536 10646399

10.26.7	Charge over Custody Accounts dated December 18, 2008 between PARIS RE and Natixis.	10-K	10.27.7	March 1, 2010	001-14536 10646399

10.26.8	Account Control Agreement dated December 18, 2008 between PARIS RE, BNY Mellon Asset Servicing B.V., London Branch and Natixis.	10-K	10.27.8	March 1, 2010	001-14536 10646399

10.26.9	USD 150,000,000 Committed Standby Letter of Credit Facility dated January 21, 2009 between PARIS RE and CALYON with English translation.	10-K	10.27.9	March 1, 2010	001-14536 10646399

10.26.10	Charge over Custody Accounts dated January 21, 2009 between PARIS RE and CALYON.	10-K	10.27.10	March 1, 2010	001-14536 10646399

10.26.11	Account Control Agreement between PARIS RE, BNY Mellon Asset Servicing B.V., London Branch and CALYON.	10-K	10.27.11	March 1, 2010	001-14536 10646399

10.27	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 091158470

14.1	Code of Business Conduct and Ethics.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche.					X

31.1	Certification of Constantinos Miranthis, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Constantinos Miranthis, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

101.1	The following financial information from PartnerRe Ltd.’s Annual Report on Form 10–K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2010, and December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements(1).

(1)	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.