Form 10-K/A
period 2010-12-31
PARTNERRE LTD
filed 2011-04-07
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to PartnerRe Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K), originally filed with the Securities and Exchange Commission on February 28, 2011, is being filed solely to furnish an updated Exhibit 101.1, which provides the Company’s consolidated financial statements and required schedules formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-K other than the furnishing of the updated exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after February 28, 2011, the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

Included on page 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2011.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1*	Amended Memorandum of Association.

3.2*	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.

4.1*	Specimen Common Share Certificate.

4.5*	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.

4.6*	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.

4.7*	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.

4.8*	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.

4.9*	Junior Subordinated Indenture and First Supplemental Junior Subordinated Indenture.

4.10*	Junior Subordinated Debt Securities Guarantee Agreement and First Supplemental Junior Subordinated Debt Securities Guarantee Agreement.

4.11*	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.

4.12*	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.

4.13*	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.

4.14*	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.

4.15*	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.

4.16*	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.

4.17*	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.

4.18*	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.

10.4.5*	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. dated July 16, 2010.

10.5*	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.

10.5.1*	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.

10.5.2*	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.

10.7*†	PartnerRe Ltd. 1993 Stock Option Plan, as amended as of May 2, 1997.

10.8*†	Directors’ Deferred Compensation Plan.

10.9**†	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.

10.9.1*†	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.

10.9.2*†	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.

10.10**†	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.

10.10.1**†	Form of PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Restricted Share Unit Award Agreement.

10.10.2**†	Form of PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Share-Settled Share Appreciation Right Agreement.

10.11*†	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.

10.12**†	PartnerRe Ltd. Swiss Share Purchase Plan effective February 25, 2002.

10.13**†	PartnerRe Ltd. Non-Employee Directors Share Plan dated May 22, 2003.

10.13.1*†	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Director Stock Option Agreement and Notice of Grant.

10.13.2*†	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.

10.14*†	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.

10.15*†	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.

10.16*†	Form of Executive Stock Option Agreement.

10.17**†	PartnerRe Ltd. Change in Control Policy.

10.18*†	Executive Total Compensation Program.

10.18.1*†	Amended Executive Total Compensation Program.

10.18.2*†	Amended Executive Total Compensation Program.

10.18.3*†	Board of Directors Compensation Program for Non-Executive Directors.

10.19*†	Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated November 19, 1998 with English translation.

10.19.1*†	Amendment to Employment Agreement between PartnerRe Ltd. and Bruno Meyenhofer, dated as of July 5, 2000.

10.20*†	Employment Agreement between PartnerRe Ltd. and Albert Benchimol, dated as of March 1, 2000.

10.21*†	Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated September 29, 2000, as amended dated February 27, 2001.

10.21.1*†	Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.

10.21.2*†	Letter Agreement Between PartnerRe Ltd. and Patrick A. Thiele dated May 15, 2007.

10.21.3*†	Amended and Restated Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 19, 2009.

10.22*†	Employment Agreement between Partner Reinsurance Company Ltd. and Costas Miranthis dated as of September 1, 2007.

10.22.1*†	Employment Agreement between Partner Reinsurance Company Ltd. and Costas Miranthis dated as of January 1, 2011

10.23*†	Executive Employment Agreement between Partner Reinsurance Company of the U.S. and Tad Walker dated January 6, 2009.

10.24*†	Executive Employment Agreement between PartnerRe Capital Markets Corp. and Albert A. Benchimol dated as of January 1, 2009.

10.24.1*†	Letter Agreement between PartnerRe Ltd. and Albert A. Benchimol dated as of July 28, 2010.

10.25*	Securities Purchase Agreement dated as of July 4, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.

10.25.1*	Amendment No. 1 to the Securities Purchase Agreement dated as of July 17, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.

10.25.2*	Amendment No. 2 to the Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH, PARIS RE Holdings Limited and the sellers named therein.

10.25.3*	Transaction Agreement dated as of July 4, 2009 between PartnerRe Ltd. and PARIS RE Holdings Limited.

10.25.4*	Amendment No. 1 to the Transaction Agreement dated as of September 28, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and PartnerRe Holdings II Switzerland GmbH.

10.25.5*	Form of Investor Agreement between PartnerRe Ltd. and shareholders party thereto.

10.25.6*	Form of Registration Rights Agreement between PartnerRe Ltd. and shareholders party thereto.

10.25.7*	Tender and Support Agreement dated as of July 4, 2009 between PartnerRe Ltd. and Hans-Peter Gerhardt.

10.25.8*	Tender and Support Agreement dated as of July 4, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd. and OZ Europe Master Fund Ltd.

10.25.9*	Amendment No. 1 to the Tender and Support Agreement dated as of July 25, 2009 among PartnerRe Ltd., Gordel Holdings Limited, Goldman Sachs & Co. Profit Sharing Master Trust, OZ Master Fund, Ltd., OZ Europe Master Fund Ltd. and OZ Select Master Fund, Ltd.

10.25.10*	Form of Securities Purchase Agreement dated as of July 17, 2009 and effective as of July 25, 2009 between PartnerRe Ltd. and each seller named therein.

10.25.11*	Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH and Mr. Hans-Peter Gerhardt.

10.25.12*	Form of Securities Purchase Agreement dated as of October 15, 2009 and effective as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the seller named therein.

10.25.13*	Form of Voting Agreement dated as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the shareholder named therein.

10.26.1*	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.

10.26.2*	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.

10.26.3*	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.

10.26.4*	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.

10.26.5*	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.

10.26.5.1*	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.

10.26.6*	USD 200,000,000 Committed Standby Letter of Credit Facility dated December 18, 2008 between PARIS RE and Natixis

10.26.7*	Charge over Custody Accounts dated December 18, 2008 between PARIS RE and Natixis.

10.26.8*	Account Control Agreement dated December 18, 2008 between PARIS RE, BNY Mellon Asset Servicing B.V., London Branch and Natixis.

10.26.9*	USD 150,000,000 Committed Standby Letter of Credit Facility dated January 21, 2009 between PARIS RE and CALYON with English translation.

10.26.10*	Charge over Custody Accounts dated January 21, 2009 between PARIS RE and CALYON.

10.26.11*	Account Control Agreement between PARIS RE, BNY Mellon Asset Servicing B.V., London Branch and CALYON.

10.27*	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.

14.1**	Code of Business Conduct and Ethics.

21.1**	Subsidiaries of the Company.

23.1**	Consent of Deloitte & Touche.

31.1**	Certification of Constantinos Miranthis, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32**	Certifications of Constantinos Miranthis, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

101.1***	The following financial information from PartnerRe Ltd.’s Annual Report on Form 10–K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2010, and December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements (1) (See Explanatory Note to this Amendment No. 1 on Form 10-K/A.)

(1)	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.

***	Furnished herewith.

**	Previously filed with the Company’s Form 10-K on February 28, 2011.

*	Previously incorporated by reference with the Company’s Form 10-K filed on February 28, 2011.

†	Management contract or compensatory plan or arrangement.