Form 10-Q
period 2011-03-31
PARTNERRE LTD
filed 2011-05-04
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of April 29, 2011 was 67,522,909.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month periods ended March 31, 2011 and 2010, and of shareholders’ equity, and of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2010 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche
Deloitte & Touche

Hamilton, Bermuda

May 4, 2011

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31, 2011	December 31, 2010
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2011, $12,968,674; 2010, $12,394,797)	$13,258,543	$12,824,389
Short-term investments, trading securities, at fair value (amortized cost: 2011, $81,094; 2010, $49,132)	80,707	49,397
Equities, trading securities, at fair value (cost: 2011, $908,144; 2010, $942,745)	1,053,083	1,071,676
Other invested assets	292,220	352,405

Total investments	14,684,553	14,297,867
Funds held – directly managed (cost: 2011, $1,506,386; 2010, $1,751,276)	1,514,453	1,772,118
Cash and cash equivalents, at fair value, which approximates amortized cost	2,009,737	2,111,084
Accrued investment income	187,718	201,928
Reinsurance balances receivable	2,515,845	2,076,884
Reinsurance recoverable on paid and unpaid losses	456,352	382,878
Funds held by reinsured companies	848,182	937,032
Deferred acquisition costs	671,417	595,557
Deposit assets	231,922	256,702
Net tax assets	14,270	14,960
Goodwill	455,533	455,533
Intangible assets	166,187	178,715
Other assets	146,606	83,113

Total assets	$23,902,775	$23,364,371

Liabilities
Unpaid losses and loss expenses	$11,887,316	$10,666,604
Policy benefits for life and annuity contracts	1,670,768	1,750,410
Unearned premiums	2,102,053	1,599,139
Other reinsurance balances payable	505,198	491,194
Deposit liabilities	241,948	268,239
Net tax liabilities	257,062	316,325
Accounts payable, accrued expenses and other	242,608	244,552
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	17,727,942	16,157,452

Shareholders’ Equity
Common shares (par value $1.00, issued: 2011, 84,271,175 shares; 2010, 84,033,089 shares)	84,271	84,033
Series C cumulative preferred shares (par value $1.00, issued and outstanding: 2011 and 2010, 11,600,000 shares; aggregate liquidation value: 2011 and 2010, $290,000)	11,600	11,600
Series D cumulative preferred shares (par value $1.00, issued and outstanding: 2011 and 2010, 9,200,000 shares; aggregate liquidation value: 2011 and 2010, $230,000)	9,200	9,200
Additional paid-in capital	3,429,429	3,419,864
Accumulated other comprehensive income:
Currency translation adjustment	53,882	16,101
Other accumulated comprehensive loss (net of tax of: 2011, $5,395; 2010, $4,872)	(12,280)	(12,045)
Retained earnings	3,908,446	4,761,178
Common shares held in treasury, at cost (2011, 16,831,534 shares; 2010, 14,046,895 shares)	(1,309,715)	(1,083,012)

Total shareholders’ equity	6,174,833	7,206,919

Total liabilities and shareholders’ equity	$23,902,775	$23,364,371

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Revenues
Gross premiums written	$1,557,561	$1,909,326

Net premiums written	$1,470,419	$1,784,165
Increase in unearned premiums	(405,830)	(630,386)

Net premiums earned	1,064,589	1,153,779
Net investment income	151,633	173,122
Net realized and unrealized investment (losses) gains	(112,199)	145,474
Other income	1,813	1,274

Total revenues	1,105,836	1,473,649
Expenses
Losses and loss expenses and life policy benefits	1,607,217	1,012,337
Acquisition costs	207,849	220,107
Other operating expenses	104,297	128,134
Interest expense	12,300	7,132
Amortization of intangible assets	8,827	4,803
Net foreign exchange gains	(695)	(3,627)

Total expenses	1,939,795	1,368,886
(Loss) income before taxes and interest in earnings of equity investments	(833,959)	104,763
Income tax (benefit) expense	(26,258)	27,554
Interest in earnings of equity investments	745	2,445

Net (loss) income	(806,956)	79,654
Preferred dividends	8,631	8,631

Net (loss) income available to common shareholders	$(815,587)	$71,023

Comprehensive (loss) income
Net (loss) income	$(806,956)	$79,654
Change in currency translation adjustment	37,781	(68,743)
Change in other accumulated comprehensive loss, net of tax	(235)	(3,933)

Comprehensive (loss) income	$(769,410)	$6,978

Per share data
Net (loss) income per common share:
Basic net (loss) income	$(11.99)	$0.87
Diluted net (loss) income	$(11.99)	$0.85
Weighted average number of common shares outstanding	67,997,426	81,696,881
Weighted average number of common shares and common share equivalents outstanding	67,997,426	83,328,824
Dividends declared per common share	$0.55	$0.50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Common shares
Balance at beginning of period	$84,033	$82,586
Issuance of common shares	238	441

Balance at end of period	84,271	83,027
Preferred shares
Balance at beginning and end of period	20,800	20,800
Additional paid-in capital
Balance at beginning of period	3,419,864	3,357,004
Issuance of common shares	9,565	16,041

Balance at end of period	3,429,429	3,373,045
Accumulated other comprehensive income
Balance at beginning of period	4,056	84,927
Change in currency translation adjustment	37,781	(68,743)
Change in other accumulated comprehensive loss, net of tax	(235)	(3,933)

Balance at end of period	41,602	12,251
Retained earnings
Balance at beginning of period	4,761,178	4,100,782
Net (loss) income	(806,956)	79,654
Dividends on common shares	(37,145)	(40,701)
Dividends on preferred shares	(8,631)	(8,631)

Balance at end of period	3,908,446	4,131,104
Common shares held in treasury
Balance at beginning of period	(1,083,012)	(372)
Repurchase of common shares	(226,703)	(231,344)

Balance at end of period	(1,309,715)	(231,716)

Total shareholders’ equity	$6,174,833	$7,388,511

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Cash flows from operating activities
Net (loss) income	$(806,956)	$79,654
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	17,759	17,957
Amortization of intangible assets	8,827	4,803
Net realized and unrealized investment losses (gains)	112,199	(145,474)
Changes in:
Reinsurance balances, net	(404,556)	(643,079)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	19,179	25,580
Funds held by reinsured companies and funds held – directly managed	393,061	111,504
Deferred acquisition costs	(51,434)	(98,950)
Net tax assets and liabilities	(68,732)	1,882
Unpaid losses and loss expenses including life policy benefits	821,108	409,258
Unearned premiums	405,830	630,386
Other net changes in operating assets and liabilities	40,029	20,183

Net cash provided by operating activities	486,314	413,704
Cash flows from investing activities
Sales of fixed maturities	839,611	2,424,795
Redemptions of fixed maturities	429,158	271,520
Purchases of fixed maturities	(1,553,630)	(2,748,913)
Sales and redemptions of short-term investments	26,787	78,443
Purchases of short-term investments	(55,797)	(15,573)
Sales of equities	154,861	79,651
Purchases of equities	(181,573)	(126,805)
Other, net	20,753	5,870

Net cash used in investing activities	(319,830)	(31,012)
Cash flows from financing activities
Cash dividends paid to shareholders	(45,776)	(49,332)
Proceeds from issuance of senior notes	—	500,000
Repurchase of common shares	(244,222)	(231,344)
Issuance of common shares	3,616	6,810
Contract fees on forward sale agreement	—	(1,310)

Net cash (used in) provided by financing activities	(286,382)	224,824
Effect of foreign exchange rate changes on cash	18,551	(26,550)
(Decrease) increase in cash and cash equivalents	(101,347)	580,966
Cash and cash equivalents—beginning of period	2,111,084	738,309

Cash and cash equivalents—end of period	$2,009,737	$1,319,275

Supplemental cash flow information:
Taxes paid	$42,177	$23,919
Interest paid	$—	$608

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd., Partner Reinsurance Europe Limited and Partner Reinsurance Company of the U.S. Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange, exchange traded funds and exchange traded derivatives, such as futures and certain weather derivatives that are actively traded.

•

Level 2 inputs—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities bonds; Organization for Economic Co-operation and Development Sovereign Treasury bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; mortgage-backed securities; asset-backed securities; certain fixed income mutual funds; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, equity put and call options, credit default swaps, non-exchange traded futures and interest rate swaps.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities; inactively traded fixed maturities; real estate mutual fund investments; inactively traded weather derivatives; notes receivable and total return swaps.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At March 31, 2011 and December 31, 2010, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and agencies	$—	$972,735	$55,929	$1,028,664
Non-U.S. sovereign government, supranational and government related	—	3,068,059	—	3,068,059
Corporate	—	6,084,092	115,107	6,199,199
Asset-backed securities	—	377,155	262,408	639,563
Residential mortgage-backed securities	—	2,271,396	4,301	2,275,697
Other mortgage-backed securities	—	46,785	576	47,361

Fixed maturities	$—	$12,820,222	$438,321	$13,258,543
Short-term investments	$—	$79,503	$1,204	$80,707
Equities
Consumer noncyclical	$154,288	$122	$—	$154,410
Energy	108,729	405	—	109,134
Finance	95,126	99	161	95,386
Technology	92,596	—	—	92,596
Communications	90,519	29	—	90,548
Industrials	83,824	—	—	83,824
Consumer cyclical	62,618	—	—	62,618
Insurance	44,262	—	—	44,262
Other	77,929	—	—	77,929
Mutual funds and exchange traded funds	70,831	130,094	41,451	242,376

Equities	$880,722	$130,749	$41,612	$1,053,083
Other invested assets
Foreign exchange forward contracts	$—	$5,191	$—	$5,191
Foreign currency option contracts	—	(209)	—	(209)
Futures contracts	(7,422)	212	—	(7,210)
Credit default swaps (protection purchased)	—	(2,225)	—	(2,225)
Credit default swaps (assumed risks)	—	603	—	603
Insurance-linked securities	(778)	—	(10,191)	(10,969)
Total return swaps	—	241	(6,851)	(6,610)
Interest rate swaps	—	(4,968)	—	(4,968)
Other	—	586	84,662	85,248

Other invested assets	$(8,200)	$(569)	$67,620	$58,851
Funds held – directly managed
U.S. government and agencies	$—	$231,305	$366	$231,671
Non-U.S. sovereign government, supranational and government related	—	359,867	—	359,867
Corporate	—	570,617	—	570,617
Short-term investments	—	44,010	—	44,010
Other invested assets	—	—	22,456	22,456

Funds held – directly managed	$—	$1,205,799	$22,822	$1,228,621

Total	$872,522	$14,235,704	$571,579	$15,679,805

During the three months ended March 31, 2011, there were no significant transfers between Levels 1 and 2.

December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and agencies	$—	$917,600	$55,124	$972,724
Non-U.S. sovereign government, supranational and government related	—	2,819,193	—	2,819,193
Corporate	—	6,066,865	76,982	6,143,847
Asset-backed securities	—	343,518	213,139	556,657
Residential mortgage-backed securities	—	2,305,525	—	2,305,525
Other mortgage-backed securities	—	26,153	290	26,443

Fixed maturities	$—	$12,478,854	$345,535	$12,824,389
Short-term investments	$—	$49,397	$—	$49,397
Equities
Consumer noncyclical	$186,016	$—	$—	$186,016
Technology	119,214	—	—	119,214
Energy	118,372	—	—	118,372
Finance	112,309	—	2,486	114,795
Communications	110,982	—	—	110,982
Industrials	100,572	—	—	100,572
Consumer cyclical	81,595	—	—	81,595
Insurance	48,611	—	—	48,611
Other	90,220	—	—	90,220
Mutual funds and exchange traded funds	60,372	—	40,927	101,299

Equities	$1,028,263	$—	$43,413	$1,071,676
Other invested assets
Foreign exchange forward contracts	$—	$14,233	$—	$14,233
Foreign currency option contracts	—	3,516	—	3,516
Futures contracts	22,637	—	—	22,637
Credit default swaps (protection purchased)	—	(2,314)	—	(2,314)
Credit default swaps (assumed risks)	—	132	—	132
Insurance-linked securities	625	—	(698)	(73)
Total return swaps	—	449	(7,256)	(6,807)
Interest rate swaps	—	(5,787)	—	(5,787)
Other	—	(441)	86,278	85,837

Other invested assets	$23,262	$9,788	$78,324	$111,374
Funds held – directly managed
U.S. government and agencies	$—	$288,164	$368	$288,532
Non-U.S. sovereign government, supranational and government related	—	384,553	—	384,553
Corporate	—	798,587	—	798,587
Mortgage/asset-backed securities	—	—	12,118	12,118
Short-term investments	—	38,613	—	38,613
Other invested assets	—	—	20,528	20,528

Funds held – directly managed	$—	$1,509,917	$33,014	$1,542,931

Total	$1,051,525	$14,047,956	$500,286	$15,599,767

At March 31, 2011 and December 31, 2010, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $233.4 million and $241.0 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,228.6 million and $1,542.9 million at March 31, 2011 and December 31, 2010, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $111.5 million and $129.2 million, respectively, and accrued investment income of $17.8 million and $19.9 million, respectively. At March 31, 2011 and December 31, 2010, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $156.6 million and $80.1 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

At March 31, 2011 and December 31, 2010, substantially all of the accrued investment income in the Unaudited Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At March 31, 2011 and December 31, 2010, the fair values of financial instrument assets recorded in the Unaudited Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2011 and 2010 (in thousands of U.S. dollars):

For the three months ended March 31, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases	Sales	Net transfers into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. government and agencies	$55,124	$805	$—	$—	$—	$55,929	$805
Corporate	76,982	(39,115)	40,794	(3,734)	40,180	115,107	(33,873)
Asset-backed securities	213,139	2,971	54,514	(8,216)	—	262,408	(1,837)
Residential mortgage-backed securities	—	539	4,212	(450)	—	4,301	541
Other mortgage-backed securities	290	(33)	408	(89)	—	576	(33)

Fixed maturities	$345,535	$(34,833)	$99,928	$(12,489)	$40,180	$438,321	$(34,397)
Short-term investments	$—	$(339)	$1,543	$—	$—	$1,204	$(339)
Equities
Finance	$2,486	$237	$—	$(2,562)	$—	$161	$10
Mutual funds and exchange traded funds	40,927	648	—	(124)	—	41,451	692

Equities	$43,413	$885	$—	$(2,686)	$—	$41,612	$702
Other invested assets
Derivatives, net	$(7,954)	$(9,125)	$37	$—	$—	$(17,042)	$(9,125)
Other	86,278	(1,904)	2,980	(2,692)	—	84,662	(1,480)

Other invested assets	$78,324	$(11,029)	$3,017	$(2,692)	$—	$67,620	$(10,605)
Funds held – directly managed
U.S. government and agencies	$368	$(2)	$—	$—	$—	$366	$(2)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	1,928	—	—	—	22,456	1,928

Funds held – directly managed	$33,014	$1,776	$—	$(11,968)	$—	$22,822	$1,926

Total	$500,286	$(43,540)	$104,488	$(29,835)	$40,180	$571,579	$(42,713)

For the three months ended March 31, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. government and agencies	$4,286	$—	$9,720	$(4,286)	$9,720	$—
Corporate	15,041	123	5,820	(10,927)	10,057	123
Asset-backed securities	99,952	(2,758)	(9,310)	(2,900)	84,984	(2,782)
Residential mortgage-backed securities	77,440	191	17,398	—	95,029	191
Other mortgage-backed securities	874	30	(93)	—	811	30

Fixed maturities	$197,593	$(2,414)	$23,535	$(18,113)	$200,601	$(2,438)
Equities
Finance	$2,488	$(29)	$—	$—	$2,459	$(29)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	860	—	—	35,670	860

Equities	$38,103	$747	$(721)	$—	$38,129	$831
Other invested assets
Derivatives, net	$(9,361)	$2,543	$(9,346)	$8,166	$(7,998)	$720
Other	25,815	84	19	—	25,918	84

Other invested assets	$16,454	$2,627	$(9,327)	$8,166	$17,920	$804
Funds held – directly managed
U.S. government and agencies	$375	$(171)	$—	$—	$204	$(171)
Non-U.S. sovereign government, supranational and government related	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(3,748)	—	16,866	13,260	(3,748)
Other invested assets	35,685	(5,337)	—	—	30,348	(5,337)

Funds held – directly managed	$39,619	$(9,269)	$(3,404)	$16,866	$43,812	$(9,256)

Total	$291,769	$(8,309)	$10,083	$6,919	$300,462	$(10,059)

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

During the three months ended March 31, 2011, a catastrophe bond (included within corporate fixed maturities) with a fair value of $40.2 million was transferred from Level 2 into Level 3. The transfer into Level 3 was due to the lack of observable market inputs at March 31, 2011, leading the Company to apply inputs that were not directly observable.

During the three months ended March 31, 2010, certain fixed maturities with a fair value of $18.1 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of municipals (included within U.S. government and agencies), corporate and student loans (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation as of March 31, 2010, resulting from the continued recovery of the financial markets. In addition, during the three months ended March 31, 2010, certain derivatives with a fair value in a net liability position of $8.2 million were transferred out of Level 3 into Level 2 due to the availability of observable inputs.

During the three months ended March 31, 2010, certain fixed maturities within the investments underlying the funds held – directly managed account with a fair value of $16.9 million were transferred from Level 2 into Level 3. At March 31, 2010, the reclassification into Level 3 consisted of asset-backed securities and residential and commercial mortgage-backed securities. The transfers into Level 3 were the result of the lack of observable market inputs at March 31, 2010, leading the Company to apply inputs that were not directly observable.

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months ended March 31, 2011 and 2010, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Fixed maturities	$(140,228)	$99,097
Short-term investments	(641)	(2,425)
Equities	16,118	25,412
Other invested assets	356	84
Funds held – directly managed	(12,250)	11,179

Total	$(136,645)	$133,347

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

Fixed maturities and short-term investments

•

U.S. government and agencies — U.S. government and agencies securities consist primarily of bonds issued by the U.S. Treasury, corporate debt securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank and other U.S. agencies as well as bonds issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services. The independent pricing services may use actual transaction prices for securities that have been actively traded. For securities that have not been actively traded, each pricing source has its own proprietary method to determine the fair value, which may incorporate option adjusted spreads (OAS), interest rate data and market news. The Company generally classifies these securities in Level 2. Certain of the U.S. domiciled states and municipal investments issued by municipal housing authorities are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company classifies these securities in Level 3.

•

Non-U.S. sovereign government, supranational and government related — Non-U.S. sovereign government, supranational and government related securities consist primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations. These securities are generally priced by independent pricing services using the techniques described for U.S. government and agencies above. The Company generally classifies these securities in Level 2.

•

Corporate — Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries. These securities are generally priced by independent pricing services and brokers. The pricing provider incorporates information including credit spreads, interest rate data and market news into the valuation of each security. The Company generally classifies these securities in Level 2. When a corporate security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

•

Asset-backed securities — Asset-backed securities primarily consist of student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs, including cash flow assumptions and credit spreads. The Company generally classifies these securities in Level 3.

•

Residential mortgage-backed securities — Residential mortgage-backed securities primarily consist of bonds issued by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, as well as private, non-agency issuers. With the exception of private, non-agency issuers, these residential mortgage-backed securities are generally priced by independent pricing services and brokers. When current market trades are not available, the pricing provider will employ proprietary models with observable inputs including other trade information, prepayment speeds, yield curves and credit spreads. The Company generally classifies these securities in Level 2. Bonds issued by private, non-agency issuers are generally inactively traded and are priced based on valuation models using unobservable inputs, including cash flow assumptions and credit spreads. The Company generally classifies these securities in Level 3.

•

Other mortgage-backed securities — Other mortgage-backed securities primarily consist of commercial mortgage-backed securities. These securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. When a commercial mortgage-backed security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

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

Equities

Equity securities include U.S. and foreign common and preferred stocks, exchange traded funds and mutual funds. Equities and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities categorized as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis and common stocks traded in inactive markets. Equities categorized as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s exchange traded derivatives, such as futures and certain weather derivatives, are generally categorized as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, equity put and call options, interest rate swaps, non-exchange traded futures and credit default swaps are generally categorized as Level 2 within the fair value hierarchy and are priced by independent pricing services.

Included in the Company’s Level 3 categorization, in general, are unlisted equities, credit linked notes, certain inactively traded weather derivatives, notes and loans receivable and total return swaps. For Level 3 instruments, the Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments. At March 31, 2011 and December 31, 2010, the fair values of financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts). The methods and assumptions used by the Company in estimating the fair value of the Senior Notes and CENts did not change from December 31, 2010.

The carrying values and fair values of the Senior Notes and CENts as of March 31, 2011 and December 31, 2010 were as follows (in thousands of U.S. dollars):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	750,000	780,862	750,000	781,950
Debt related to capital efficient notes (2)	63,384	59,815	63,384	59,261

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010.

4. Derivatives

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

Foreign Currency Option Contracts and Futures Contracts

The Company also utilizes foreign currency option contracts to mitigate foreign currency risk. The Company uses exchange traded treasury note futures contracts to manage portfolio duration and commodity and equity futures to hedge certain investments. The Company also uses commodities futures to replicate the investment return on certain benchmarked commodities.

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to manage market exposures.

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at March 31, 2011. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

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

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 were as follows (in thousands of U.S. dollars):

	March 31, 2011		December 31, 2010
	Fair Value	Notional Value	Fair Value	Notional Value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$—	$(1,160)	$198,448

Total derivatives designated as hedges	$—		$(1,160)
Derivatives not designated as hedges
Foreign exchange forward contracts	$5,191	$2,117,988	$15,393	$1,770,448
Foreign currency option contracts	(209)	150,789	3,516	104,386
Futures contracts	(7,210)	2,010,504	22,637	1,756,811
Credit default swaps (protection purchased)	(2,225)	109,598	(2,314)	113,752
Credit default swaps (assumed risks)	603	27,500	132	27,500
Insurance-linked securities	(10,969)	106,274	(73)	88,765
Total return swaps	(6,610)	168,455	(6,807)	161,408
Interest rate swaps(1)	(4,968)	—	(5,787)	—

Total derivatives not designated as hedges	$(26,397)		$26,697

Total derivatives	$(26,397)		$25,537

(1)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at March 31, 2011 and December 31, 2010 is recorded in Other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months ended March 31, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	Amount of (loss) gain on derivatives recognized in income for the three months ended March 31, 2011	Amount of (loss) gain on derivatives recognized in income for the three months ended March 31, 2010
Foreign exchange forward contracts	$(17,016)	$(4,015)
Foreign currency option contracts	(77)	2,200

Total included in net foreign exchange gains and losses	$(17,093)	$(1,815)
Futures contracts	$(20,283)	$(20,945)
Credit default swaps (protection purchased)	(244)	(652)
Credit default swaps (assumed risks)	836	21
Insurance-linked securities	(7,073)	1,138
Total return swaps	799	2,621
Interest rate swaps	823	497
Interest rate derivatives	—	(3,848)
Other	—	(121)

Total included in net realized and unrealized investment gains and losses	$(25,142)	$(21,289)
Total derivatives not designated as hedges	$(42,235)	$(23,104)

5. Net (Loss) Income per Share

The reconciliation of basic and diluted net (loss) income per share for the three months ended March 31, 2011 and 2010 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Numerator:
Net (loss) income	$(806,956)	$79,654
Less: preferred dividends	(8,631)	(8,631)

Net (loss) income available to common shareholders	$(815,587)	$71,023

Denominator:
Weighted number of common shares outstanding - basic	67,997.4	81,696.9
Share options and other (1)	—	1,631.9

Weighted average number of common shares and common share equivalents outstanding - diluted	67,997.4	83,328.8

Basic net (loss) income per share	$(11.99)	$0.87
Diluted net (loss) income per share(1)	$(11.99)	$0.85

(1)	Dilutive securities, in the form of share options and other, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three months ended March 31, 2011. The weighted average number of common and common share equivalents outstanding would have amounted to 69,100.1 thousand shares if these securities had been included for the three months ended March 31, 2011. In addition, at March 31, 2011 and 2010, share based awards to purchase 703.3 and 616.7 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

6. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. Performance of these notes receivable to date has been within expectations. As of March 31, 2011 and December 31, 2010, none of the Company’s notes receivable are past due or in default and, accordingly, the Company believes that an allowance for credit losses related to these notes receivable is not required at March 31, 2011 and December 31, 2010.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At March 31, 2011, the Company’s notes receivable of $46.6 million were all performing and were collateralized by residential property and commercial property of $24.8 million and $21.8 million, respectively.

There were no purchases of financing receivables during the three months ended March 31, 2011 and the reduction in the outstanding balance is due to the settlement of the underlying debt.

(b) Legal Proceedings

There has been no significant change in legal proceedings at March 31, 2011 compared to December 31, 2010. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

7. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other as described in Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Following the completion of the Company’s integration of PARIS RE Holdings Limited into its other Non-life sub-segments, and to reflect other changes in management responsibilities for certain lines of business and treaties, the Company redefined its financial reporting segments. The comparative data that was previously presented in the Company’s Form 10-Q for the three months ended March 31, 2010 has been recast to conform to the current period presentation.

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment. The following items are not considered in evaluating the results of the Non-life and Life segments: net realized and unrealized investment gains and losses, interest expense, amortization of intangible assets, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings and losses of equity investments. Segment results are shown before consideration of intercompany transactions.

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio (all defined below). Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the Life segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned, other income or loss and allocated net investment income for Life, and expenses from life policy benefits, acquisition costs and other operating expenses.

The following tables provide a summary of the segment revenues and results for the three months ended March 31, 2011 and 2010 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$338	$318	$375	$317	$1,348	$208	$2	$1,558
Net premiums written	$338	$317	$315	$292	$1,262	$206	$2	$1,470
(Increase) decrease in unearned premiums	(79)	(136)	2	(168)	(381)	(22)	(2)	(405)

Net premiums earned	$259	$181	$317	$124	$881	$184	$—	$1,065
Losses and loss expenses and life policy benefits	(174)	(150)	(221)	(918)	(1,463)	(145)	—	(1,608)
Acquisition costs	(66)	(40)	(80)	8	(178)	(30)	—	(208)

Technical result	$19	$(9)	$16	$(786)	$(760)	$9	$—	$(751)
Other income					1	—	1	2
Other operating expenses					(66)	(12)	(26)	(104)

Underwriting result					$(825)	$(3)	n/a	$(853)
Net investment income						15	137	152

Allocated underwriting result (1)						$12	n/a	n/a
Net realized and unrealized investment losses							(112)	(112)
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							—	—
Income tax benefit							26	26
Interest in earnings of equity investments							1	1

Net loss							n/a	$(807)

Loss ratio (2)	67.0%	82.8%	69.7%	743.0%	166.0%
Acquisition ratio (3)	25.6	22.1	25.3	(6.7)	20.3

Technical ratio (4)	92.6%	104.9%	95.0%	736.3%	186.3%
Other operating expense ratio (5)					7.4

Combined ratio (6)					193.7%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$358	$444	$509	$409	$1,720	$187	$2	$1,909
Net premiums written	$357	$436	$456	$358	$1,607	$183	$(6)	$1,784
(Increase) decrease in unearned premiums	(89)	(206)	(119)	(204)	(618)	(18)	6	(630)

Net premiums earned	$268	$230	$337	$154	$989	$165	$—	$1,154
Losses and loss expenses and life policy benefits	(179)	(246)	(303)	(153)	(881)	(132)	—	(1,013)
Acquisition costs	(69)	(52)	(64)	(12)	(197)	(23)	—	(220)

Technical result	$20	$(68)	$(30)	$(11)	$(89)	$10	$—	$(79)
Other income					1	—	—	1
Other operating expenses					(78)	(14)	(36)	(128)

Underwriting result					$(166)	$(4)	n/a	$(206)
Net investment income						16	157	173

Allocated underwriting result						$12	n/a	n/a
Net realized and unrealized investment gains							146	146
Interest expense							(7)	(7)
Amortization of intangible assets							(5)	(5)
Net foreign exchange gains							4	4
Income tax expense							(27)	(27)
Interest in earnings of equity investments							2	2

Net income							n/a	$80

Loss ratio	66.9%	107.0%	90.0%	99.0%	89.1%
Acquisition ratio	25.7	22.8	18.9	7.9	19.9

Technical ratio	92.6%	129.8%	108.9%	106.9%	109.0%
Other operating expense ratio					7.9

Combined ratio					116.9%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s economic objective is to manage a portfolio of risks that will generate compound annual Diluted Book Value per Share growth of 10% and an average Operating ROE of 13% over a reinsurance cycle. Both of these metrics are defined below in Key Financial Measures. See also Other Key Issues of Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Key Financial Measures

In addition to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income, Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Diluted book value per common share and common share equivalents outstanding(1)	$82.50	$84.12
Operating loss available to common shareholders (in millions of U.S. dollars)(2)	$(736)	$(50)
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(3)	(46.1)%	(2.9)%
Combined ratio(4)	193.7%	116.9%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (Operating Earnings or Loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of Operating Earnings or Loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its Operating Earnings or Loss calculation, as discussed below.
(3)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using Operating Earnings or Loss, as defined above, per common share and common share equivalents outstanding, divided by beginning diluted book value per common share and common share equivalents outstanding, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its Operating ROE calculation, as discussed below.
(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Effective January 1, 2011, Management redefined its Operating earnings or loss available to common shareholders (Operating Earnings or Loss) calculation to additionally exclude net foreign exchange gains or losses. Management believes that net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. In addition, Management also redefined its Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity) calculation to measure Operating ROE on a diluted per share basis. Management believes that the redefined Operating ROE incorporates capital management activities while remaining based on the concept of deploying available capital on an annual basis.

Operating Earnings or Loss and Operating ROE for the three months ended March 31, 2010 have been recast to reflect the Company’s redefined non-GAAP measures.

Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share): Management uses growth in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is impacted by the Company’s net income, capital resources management and external factors such as foreign exchange, interest rates and equity markets, which can drive changes in unrealized gains or losses on its investment portfolio.

The Company’s Diluted Book Value per Share decreased by 12% to $82.50 at March 31, 2011 from $93.77 at December 31, 2010, primarily due to the comprehensive loss, partially offset by the accretive impact of the share repurchases, in the three months ended March 31, 2011. The comprehensive loss in the three months ended March 31, 2011 was driven by significant catastrophic losses, which are described in Overview and Review of Net (Loss) Income. Also see Shareholders’ Equity and Capital Resources Management below.

Operating earnings or loss available to common shareholders (Operating Earnings or Loss): Management uses Operating Earnings or Loss to measure its financial performance as this measure focuses on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments, interest in earnings or losses of equity investments and net foreign exchange gains or losses. Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Interest in earnings or losses of equity investments are also not indicative of the performance of, or trends in, the Company’s business as the Company does not control the investee companies’ activities. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Management believes that the use of Operating Earnings or Loss enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that this measure follows industry practice and, therefore, allows the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

Operating Loss increased by $686 million from a loss of $50 million in the three months ended March 31, 2010 to a loss of $736 million in the same period of 2011 primarily due to a decrease in the Non-life underwriting result of $659 million, which was driven by significant catastrophic losses in the three months ended March 31, 2011. The factors contributing to the increases or decreases in Operating Earnings or Loss in the three months ended March 31, 2011 compared to the same period in 2010 are further described in Overview and Review of Net (Loss) Income below.

The presentation of Operating Earnings or Loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating Loss to the most comparable GAAP financial measure (in millions of U.S. dollars):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net (loss) income	$(807)	$80
Less:
Net realized and unrealized investment (losses) gains, net of tax	(88)	110
Net foreign exchange gains, net of tax	7	9
Interest in earnings of equity investments, net of tax	1	2
Dividends to preferred shareholders	9	9

Operating loss available to common shareholders	$(736)	$(50)

Operating ROE: Management uses Operating ROE as a measure of profitability that focuses on the return to common shareholders. Management has set an average 13% Operating ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders for the risk assumed. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital attribution and underwriting pricing decisions, incorporate an Operating ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is attributed to each transaction for determining the transaction’s priced return on attributed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is attributed to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) attributing an appropriate amount of capital to each transaction based on the risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, (iii) assessing the diversification benefit, if any, of each transaction, and (iv) deploying available capital. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s 13% Operating ROE objective.

Operating ROE decreased from a loss of 2.9% in the three months ended March 31, 2010 to a loss of 46.1% in the same period of 2011. The decrease was primarily due to the increase in Operating Loss, which was driven by significant catastrophe losses and is described further in Overview and Review of Net (Loss) Income.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most comparable GAAP financial measure:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Annualized return on beginning diluted book value per common share calculated with net (loss) income per share available to common shareholders	(51.2)%	4.0%
Less:
Annualized net realized and unrealized investment (losses) gains, net of tax on beginning diluted book value per common share	(5.6)	6.3
Annualized net foreign exchange gains, net of tax, on beginning diluted book value per common share	0.4	0.5
Annualized net interest in earnings of equity investments, net of tax, on beginning diluted book value per common share	0.1	0.1

Annualized operating return on beginning diluted book value per common share	(46.1)%	(2.9)%

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

The Non-life combined ratio increased from 116.9% in the three months ended March 31, 2010 to 193.7% in the same period of 2011. The three months ended March 31, 2011 and 2010 were both impacted by large catastrophic losses, with the combined ratio including 30.0 points in the 2010 period related to the Chile Earthquake and 115.8 points in the 2011 period related to the impact of the Japan Earthquake and resulting tsunami (Japan Earthquake), the New Zealand Earthquake, the floods in Queensland, Australia (Australian Floods) and an aggregate contract covering losses in Australia and New Zealand.

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

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate return on their capital. See Executive Overview—Other Key Issues of Management—Risk Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

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

See Executive Overview—Other Key Issues of Management—Risk Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s exposure to catastrophe risk, casualty reserving risk, equity investment risk and longevity risk.

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

The limits and actual exposures of the Company for its four major risks are as follows:

	Limit at March 31, 2011	Deployed at March 31, 2011	Deployed at December 31, 2010
Catastrophe risk – largest zonal limit	$2.8 billion	$2.2 billion	$2.5 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	2.9 billion	3.0 billion
Equity investment risk – value of equity and equity-like securities	3.3 billion	1.5 billion	1.5 billion
Longevity risk – net present value loss from extreme mortality improvement scenario	2.0 billion	1.0 billion	1.0 billion

The following table summarizes risk appetite and modeled economic loss for the Company’s major risks discussed above:

	Risk Appetite at March 31, 2011(1)	Modeled Economic Loss at March 31, 2011(1)	Modeled Economic Loss at December 31, 2010(1)
Catastrophe risk – 1 in 75 year annual aggregate loss	$1.4 billion	$1.3 billion	$1.3 billion
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years reserve development	0.7 billion	0.4 billion	0.4 billion
Equity investment risk – 1 in 75 year decline in value	1.1 billion	0.5 billion	0.5 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at March 31, 2011 have not changed materially compared to December 31, 2010. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended March 31, 2011 and 2010, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for the Company’s Non-life segment for the three months ended March 31, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net prior year favorable reserve development:
Non-life segment
North America	$40	$23
Global (Non-U.S.) P&C	32	34
Global (Non-U.S.) Specialty	35	16
Catastrophe	35	20

Total net Non-life prior year favorable reserve development	$142	$93

The net favorable reserve development on prior accident years for the three months ended March 31, 2011 and 2010 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net prior year (adverse) favorable reserve development:
Non-life segment
Net prior year reserve development due to changes in premiums	$(28)	$(6)
Net prior year reserve development due to all other factors (1)	170	99

Total net Non-life prior year favorable reserve development	$142	$93

(1)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded as of March 31, 2011 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$980	$144	$2,164	$3,288	$(25)	$3,263
Global (Non-U.S.) P&C	1,597	5	1,368	2,970	(35)	2,935
Global (Non-U.S.) Specialty	2,059	51	1,797	3,907	(218)	3,689
Catastrophe	335	277	1,110	1,722	(105)	1,617

Total Non-life	$4,971	$477	$6,439	$11,887	$(383)	$11,504

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available as of March 31, 2011. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The recorded point estimates related to net loss reserves recorded by the Company, and the range of actuarial estimates at March 31, 2011, were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,263	$3,486	$2,579
Global (Non-U.S.) P&C	2,935	3,135	2,588
Global (Non-U.S.) Specialty	3,689	3,869	3,218
Catastrophe	1,617	1,715	1,518

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the $11,504 million of net loss reserves as of March 31, 2011, $1,267 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement, and are not subject to loss reserve variability. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The Life segment reported net favorable development on prior accident years of $4 million and $11 million during the three months ended March 31, 2011 and 2010, respectively. The net favorable prior year loss development for the three months ended March 31, 2011 was primarily due to the GMDB business, where the payout is linked to the performance of underlying capital market assets, and was partially offset by adverse development on certain short-term treaties and a credit life treaty. The net favorable prior year loss development of $11 million in the three months ended March 31, 2010 was driven by the GMDB business. See Results by Segment below.

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $572 million and $500 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the Level 3 assets of $572 million included fixed maturities and short-term investments of $439 million, equities of $42 million, other invested assets of $68 million and investments underlying the funds held – directly managed account of $23 million. For additional information related to the transfers into, and out of, the Company’s Level 3 classification during the three months ended March 31, 2011, see Note 3 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 3 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For additional information on the Company’s use of derivative financial instruments, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months Ended March 31, 2011 and 2010

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A of Part II of this report for a review of important risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was stronger against the euro and British pound and weaker against most other currencies in the three months ended March 31, 2011 compared to the same period in 2010; and

•	the U.S. dollar exchange rate weakened against most currencies, except the Japanese Yen, at March 31, 2011 compared to December 31, 2010.

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

The year over year comparison of the Company’s results is primarily affected by the losses related to large catastrophic events in both the three months ended March 31, 2011 and 2010, the decrease in gross and net premiums written in the Non-life segment due to cancellations and the repositioning of the Company’s portfolio following the integration of PARIS RE Holdings Limited’s (Paris Re) business, and continued volatility in the capital and credit markets. To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

During the three months ended March 31, 2011, the Company incurred net losses of $1,071 million related to the combined impact of the Japan Earthquake, New Zealand Earthquake, Australian Floods and an aggregate contract covering losses in Australia and New Zealand. Of the Company’s incurred net losses of $1,071 million during the three months ended March 31, 2011, $722 million related to the Japan Earthquake, $252 million related to the New Zealand Earthquake and $97 million related to the Australian Floods and the aggregate contract covering losses in New Zealand and Australia.

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the New Zealand Earthquake may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters.

The Company’s loss estimate related to the Japan Earthquake is inherently more uncertain given it is based on very limited and preliminary information that has been received from cedants to date, as well as modeled losses for the Company’s portfolio. While the Company believes its techniques for modeling the impact of losses related to this event provides a reasonable basis for the estimation of its loss exposure, the Company cautions that estimates based on modeling are subject to a high degree of uncertainty. Additionally, due to the characteristics of the Company’s reinsurance portfolio in the region, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its preliminary estimate of Japan Earthquake losses and the ultimate losses arising from this event may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

The following table reflects the combined impact of the above losses and the impact on the Company’s technical result, net realized and unrealized investment losses and pre-tax income by segment and sub-segment during the three months ended March 31, 2011 (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$(13)	$(46)	$(32)	$(944)	$(1,035)	$(4)	$—	$(1,039)
Reinstatement premiums earned	—	—	—	5	5	—	—	5
Acquisition costs	—	—	—	12	12	—	—	12

Impact on technical result	$(13)	$(46)	$(32)	$(927)	$(1,018)	$(4)	$—	$(1,022)
Net realized and unrealized investment losses					—	—	(49)	(49)

Impact on pre-tax income					$(1,018)	$(4)	$(49)	$(1,071)

During the three months ended March 31, 2011, the gross and net premiums written in the Company’s Non-life segment decreased by 22% and 21%, respectively, compared to the same period of 2010. The decrease in gross and net premiums written impacted all four of the Company’s Non-life sub-segments, but was most pronounced in the Global (Non-U.S.) P&C, Global (Non-U.S.) Specialty and Catastrophe sub-segments. The decreases are primarily driven by the Company’s decision to reduce or cancel business, as a result of lower pricing in certain competitive markets and to reposition its portfolios following the integration of Paris Re’s business.

During the three months ended March 31, 2011, economic growth continued with increases in risk free rates, narrowing of credit spreads and improvements in equity markets, while the U.S. dollar weakened against most major currencies compared to December 31, 2010. As a result of these movements, the value of the Company’s investment portfolio and cash and cash equivalents increased at March 31, 2011 compared to December 31, 2010, primarily due to the impact of foreign exchange, improved equity markets and narrower credit spreads, and was partially offset by the impact of increased risk free rates.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net (Loss) Income, Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net (loss) income, preferred dividends, net (loss) income available to common shareholders and diluted net (loss) income per share for the three months ended March 31, 2011 and 2010 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2011	% Change 2011 over 2010		For the three months ended March 31, 2010
Net (loss) income	$(807)	NM	%	$80
Less: preferred dividends	9	—		9

Net (loss) income available to common shareholders	$(816)	NM		$71
Diluted net (loss) income per share	$(11.99)	NM		$0.85

NM: not meaningful

The decrease in net (loss) income, net (loss) income available to common shareholders and diluted net (loss) income per share for the three months ended March 31, 2011 compared to the same period of 2010 resulted primarily from:

•

a decrease in the Non-life underwriting result of $659 million, largely driven by large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake, Australian Floods and an aggregate contract covering losses in Australia and New Zealand in 2011 compared to large catastrophic losses related to the Chile Earthquake in 2010;

•	an increase in pre-tax net realized and unrealized investment losses of $258 million; and

•	a decrease in net investment income of $21 million; partially offset by

•	a decrease in income tax expense of $53 million, largely resulting from the increase in pre-tax net realized and unrealized investment losses.

Review of Net (Loss) Income

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net (loss) income. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains or losses and interest in earnings or losses of equity investments. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains or losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains or losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net (loss) income include technical result and other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains or losses and income tax expense or benefit.

The components of net (loss) income for the three months ended March 31, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Underwriting result:
Non-life	$(825)	395%	$(166)
Life	(3)	(11)	(4)
Investment result:
Net investment income	152	(12)	173
Net realized and unrealized investment (losses) gains	(112)	(177)	146
Interest in earnings of equity investments(1)	1	(70)	2
Corporate and Other:
Technical result(2)	—	(96)	—
Other income(2)	1	NM	—
Other operating expenses	(26)	(27)	(36)
Interest expense	(12)	72	(7)
Amortization of intangible assets(3)	(9)	84	(5)
Net foreign exchange gains	—	(81)	4
Income tax benefit (expense)	26	NM	(27)

Net (loss) income	$(807)	NM	$80

NM: not meaningful

(1)	Interest in earnings of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment. See the discussion in Corporate and Other – Interest in Earnings of Equity Investments below for more details.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment. See the discussion in Corporate and Other – Technical Result and Other Income below for more details.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

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

The underwriting result for the Non-life segment decreased by $659 million, from a loss of $166 million in the three months ended March 31, 2010 to a loss of $825 million in the same period of 2011. The decrease was primarily attributable to:

•

an increase in large catastrophic losses of approximately $722 million, net of reinstatement premiums and related profit commissions, related to the Japan Earthquake, New Zealand Earthquake, Australian Floods and an aggregate contract covering losses in Australia and New Zealand in 2011 compared to the Chile Earthquake in 2010; partially offset by

•

an increase in net favorable loss development on prior accident years of $49 million, from $93 million in the three months ended March 31, 2010 to $142 million in the same period of 2011. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below;

•	a decrease in other operating expenses of $12 million, primarily driven by lower personnel costs; and

•

an increase of approximately $2 million resulting from a lower level of loss estimates in the credit/surety line of business, partially offset by normal fluctuations in profitability and premiums earned between periods and a higher level of mid-sized loss activity.

Underwriting result for the Life segment in the three months ended March 31, 2011 was comparable to the same period of 2010. The underwriting result included a decrease in net favorable prior year loss development which was offset by a change in the mix of business towards the longevity line. See Results by Segment below.

The Company reported net investment income of $152 million in the three months ended March 31, 2011 compared to $173 million in the same period of 2010. The decrease in net investment income of 12% is primarily attributable to a decrease in net investment income from fixed maturities and funds held – directly managed due to lower reinvestment rates and foreign exchange fluctuations, which were partially offset by the purchase of higher yielding investments. See Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $258 million, from a gain of $146 million in the three months ended March 31, 2010 to a loss of $112 million in the same period of 2011. The net realized and unrealized investment losses of $112 million in the three months ended March 31, 2011 were primarily due to rising European and U.S. risk-free interest rates and losses on insurance-linked securities related to the Japan Earthquake, which were partially offset by increases in worldwide equity markets and narrowing credit spreads. Net realized and unrealized investment losses of $112 million in the three months ended March 31, 2011 primarily consisted of the change in net unrealized investment losses on fixed maturities, short-term investments and other invested assets of $177 million, which were partially offset by net realized investment gains on equities, other invested assets, fixed maturities and short-term investments of $56 million and the change in net unrealized investment gains on equities of $16 million. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details on the investment activity.

Other operating expenses included in Corporate and Other decreased by $10 million from $36 million in the three months ended March 31, 2010 to $26 million in the same period of 2011 primarily due to lower personnel costs.

Interest expense increased by $5 million in the three months ended March 31, 2011 compared to the same period of 2010 due to interest related to the issuance of $500 million 5.500% Senior Notes in March 2010, which was not outstanding for the entire period during the three months ended March 31, 2010.

Net foreign exchange gains were less than $1 million in the three months ended March 31, 2011 compared to a gain of $4 million in the three months ended March 31, 2010. The decrease in net foreign exchange gains during the three months ended March 31, 2011 resulted primarily from the timing of the hedging activities and the difference in the forward points embedded in the Company’s hedges, which was partially offset by the impact of currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax benefit increased by $53 million, from an expense of $27 million in the three months ended March 31, 2010 to a benefit of $26 million in the same period of 2011. The increase in the income tax benefit was primarily due to the increase in pre-tax net realized and unrealized investment losses in the three months ended March 31, 2011 compared to the same period of 2010.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See Note 22 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information concerning the Company’s segments and sub-segments.

Following the completion of the Company’s integration of Paris Re into its other Non-life sub-segments, and to reflect other changes in management responsibilities for certain lines of business and treaties, the Company redefined its financial reporting segments. The comparative data that was previously presented in the Company’s Form 10-Q for the three months ended March 31, 2010 has been recast to conform to the current period presentation.

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months ended March 31, 2011 compared to the same period in 2010 and this should be considered when making period to period comparisons.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, property and proportional motor business and represented 39% and 42% of net premiums written in this sub-segment in the three months ended March 31, 2011 and 2010, respectively. Casualty and non-proportional motor business are considered to be long-tail and represented 45% and 44% of net premiums written in the three months ended March 31, 2011 and 2010, respectively, while credit/surety and multiline are considered by the Company to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line represented approximately 42% and 40% of net premiums written in this sub-segment in the three months ended March 31, 2011 and 2010, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Gross premiums written	$338	(6)%	$358
Net premiums written	338	(5)	357
Net premiums earned	$259	(3)	$268
Losses and loss expenses	(174)	(3)	(179)
Acquisition costs	(66)	(4)	(69)

Technical result(1)	$19	(3)	$20
Loss ratio(2)	67.0%		66.9%
Acquisition ratio(3)	25.6		25.7

Technical ratio(4)	92.6%		92.6%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 23% and 20% of total net premiums written in the three months ended March 31, 2011 and 2010, respectively. The increase in the North America sub-segment’s net premiums written as a percentage of total net premiums written was primarily due to the decreases in net premiums written in the Company’s other Non-life sub-segments being larger, as described below.

Gross and net premiums written and net premiums earned decreased by 6%, 5% and 3%, respectively, in the three months ended March 31, 2011 compared to the same period in 2010. The decrease in gross and net premiums written and net premiums earned was primarily driven by the property and motor lines of business. The decrease in gross and net premiums written and net premiums earned was attributable to higher downward premium adjustments reported by cedants in the three months ended March 31, 2011 compared to the same period in 2010, cancellations and non-renewals of certain treaties and increased retentions by cedants. These decreases in gross and net premiums written and net premiums earned were partially offset by an increase in the agriculture line of business, mainly driven by higher agricultural commodity prices, as well as a timing difference related to the earlier renewal of certain treaties in 2011 compared to 2010. Notwithstanding the overall declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2011 reflected:

•	net favorable loss development on prior accident years of $40 million, or 15.3 points on the loss ratio;

•	large catastrophic losses related to the Japan Earthquake of $13 million, or 5.0 points on the loss ratio; and

•	a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned.

The net favorable loss development of $40 million included net favorable development for prior accident years in most lines of business, predominantly in the casualty line. Loss information provided by cedants in the three months ended March 31, 2011 for prior accident years was lower than the Company expected for most lines of business and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	net favorable loss development on prior accident years of $23 million, or 8.7 points on the loss ratio;

•	losses related to the Chile Earthquake of $6 million, or 2.1 points on the loss ratio; and

•	a decrease in the book of business and exposure as evidenced by the decrease in net premiums earned.

The net favorable loss development of $23 million included net favorable loss development for prior accident years in most lines of business within this sub-segment, predominantly in the casualty line.

The decrease of $5 million in losses and loss expenses for the three months ended March 31, 2011 compared to the same period in 2010 included:

•	an increase of $17 million in net favorable prior year loss development; partially offset by

•	an increase of $7 million in large catastrophic losses; and

•	an increase of $5 million in losses and loss expenses resulting from normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Acquisition costs decreased in the three months ended March 31, 2011 compared to the same period of 2010 as a result of lower net premiums earned. The acquisition ratio for the three months ended March 31, 2011 was comparable to the same period in 2010.

Technical result and technical ratio

The technical result and the technical ratio in the three months ended March 31, 2011 were comparable to the same period in 2010 due to an increase of $7 million in large catastrophic losses and normal fluctuations in profitability and premiums earned between periods, being offset by an increase of $17 million in net favorable prior year loss development.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 79% of net premiums written in this sub-segment in the three months ended March 31, 2011 and 2010, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Gross premiums written	$318	(28)%	$444
Net premiums written	317	(27)	436
Net premiums earned	$181	(21)	$230
Losses and loss expenses	(150)	(39)	(246)
Acquisition costs	(40)	(24)	(52)

Technical result	$(9)	(87)	$(68)
Loss ratio	82.8%		107.0%
Acquisition ratio	22.1		22.8

Technical ratio	104.9%		129.8%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 22% and 24% of total net premiums written in the three months ended March 31, 2011 and 2010, respectively. The decrease in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written was primarily due to cancellations and the repositioning of the Company’s portfolio, as described below.

Gross and net premiums written and net premiums earned decreased by 28%, 27% and 21%, respectively, in the three months ended March 31, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned resulted from all lines of business, primarily in the property line, and was mainly driven by the Company’s decision to cancel or reduce business as a result of reductions in pricing, the repositioning of the Company’s portfolio following the integration of Paris Re’s business and higher cedant retentions. The decreases in gross and net premiums written and net premiums earned were also due to the stronger U.S. dollar in the three months ended March 31, 2011 compared to the same period in 2010, as the premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written by 3% and net premiums earned by 2%. Notwithstanding the increased competition and overall declines in pricing prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake and Australian Floods of $46 million, or 25.6 points on the loss ratio;

•	net favorable loss development on prior accident years of $32 million, or 18.0 points on the loss ratio; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $32 million included net favorable development for prior accident years in all lines of business, but was most pronounced in the motor line. Loss information provided by cedants in the three months ended March 31, 2011 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $104 million, or 45.1 points on the loss ratio; and

•	net favorable loss development on prior accident years of $34 million, or 14.6 points on the loss ratio.

The net favorable loss development of $34 million included net favorable development for prior accident years in all lines of business.

The decrease of $96 million in losses and loss expenses for the three months ended March 31, 2011 compared to the same period in 2010 included:

•	a decrease of $58 million in large catastrophic losses; and

•	a decrease of approximately $38 million in losses and loss expenses resulting from a decrease in the book of business and exposure and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Acquisition costs decreased in the three months ended March 31, 2011 compared to the same period in 2010 primarily as a result of lower net premiums earned. The decrease in acquisition ratio in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to lower acquisition ratios on certain treaties, mainly in the property line of business.

Technical result and technical ratio

The improvement of $59 million in the technical result and the corresponding decrease in technical ratio in the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a decrease of $57 million, net of reinstatement premiums, in large catastrophic losses and normal fluctuations in profitability and net premiums earned between periods.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 16% and 20% of net premiums written in this sub-segment in the three months ended March 31, 2011 and 2010, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 64% and 58%, respectively, of net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment in the three months ended March 31, 2011 and 2010.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Gross premiums written	$375	(26)%	$509
Net premiums written	315	(31)	456
Net premiums earned	$317	(6)	$337
Losses and loss expenses	(221)	(27)	(303)
Acquisition costs	(80)	26	(64)

Technical result	$16	NM	$(30)
Loss ratio	69.7%		90.0%
Acquisition ratio	25.3		18.9

Technical ratio	95.0%		108.9%

NM: not meaningful

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 21% and 26% of total net premiums written in the three months ended March 31, 2011 and 2010, respectively. The decrease in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written was primarily due to cancellations and the repositioning of the Company’s portfolio, as described below.

Gross and net premiums written and net premiums earned decreased by 26%, 31% and 6%, respectively, in the three months ended March 31, 2011 compared to the same period in 2010. The decrease in gross and net premiums written resulted from most lines of business and was primarily driven by the Company’s decision to cancel or reduce business as a result of reductions in pricing and the repositioning of the Company’s portfolio following the integration of Paris Re’s business. The decrease in gross and net premiums written was also due to an increase in the distribution of premiums towards proportional business, where the Company generally recognizes premiums written over the coverage period compared to generally recognizing premiums written in full at the inception date of the contract for non-proportional business. These decreases were partially offset by upward premium adjustments reported by cedants in the three months ended March 31, 2011 compared to the same period in 2010, primarily in the energy and engineering lines of business. The decrease in net premiums earned was driven by the same factors and was lower than the decreases in gross and net premiums written primarily due to the earning of business in the three months ended March 31, 2011 that was written in 2010. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake and Australian Floods of $32 million, or 10.2 points on the loss ratio;

•	net favorable loss development on prior accident years of $35 million, or 10.9 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $35 million reported in the three months ended March 31, 2011 included net favorable loss development for prior accident years in certain lines of business, except for energy, specialty casualty, engineering and agriculture, which experienced combined adverse loss development for prior accident years of $31 million. Loss information provided by cedants in the three months ended March 31, 2011 for prior accident years was lower than the Company expected (higher for energy, specialty casualty, engineering and agriculture) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for energy, specialty casualty, engineering and agriculture) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for energy, specialty casualty, engineering and agriculture) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $62 million, or 18.7 points on the loss ratio;

•	net favorable loss development on prior accident years of $16 million, or 4.6 points on the loss ratio;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable development of $16 million reported in the three months ended March 31, 2010 included net favorable loss development for prior accident years in all lines of business, except specialty casualty and energy, which experienced combined adverse loss development for prior accident years of $40 million.

The decrease of $82 million in losses and loss expenses for the three months ended March 31, 2011 compared to the same period in 2010 included:

•

a decrease of $33 million in losses and loss expenses resulting from a lower level of loss estimates in the credit/surety line of business, a modest shift in the mix of business, a decrease in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by a higher level of mid-sized loss activity;

•	a decrease of $30 million related to large catastrophic losses; and

•	an increase of $19 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Acquisition costs and acquisition ratio increased in the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to higher profit commission adjustments reported by cedants in the credit/surety line of business in the three months ended March 31, 2011, compared to a release of a premium deficiency and lower profit commission adjustments in the credit/surety line of business in the three months ended March 31, 2010.

Technical result and technical ratio

The increase of $46 million in the technical result and the corresponding decrease in technical ratio in the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a decrease of $31 million, net of reinstatement premiums, in large catastrophic losses, an increase of $19 million in net favorable prior year loss development, a lower level of loss estimates in the credit/surety line of business, which were partially offset by a higher level of mid-sized loss activity and normal fluctuations in profitability and premiums earned between periods.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability. The results for the three months ended March 31, 2011 and 2010 demonstrate this volatility. The three months ended March 31, 2011 contained a significantly higher level of catastrophe losses resulting from the Japan Earthquake, New Zealand Earthquake and Australian Floods than the same period of 2010, which included a large level of catastrophe losses from the Chile Earthquake. This significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Gross premiums written	$317	(23)%	$409
Net premiums written	292	(19)	358
Net premiums earned	$124	(20)	$154
Losses and loss expenses	(918)	503	(153)
Acquisition costs	8	NM	(12)

Technical result	$(786)	NM	$(11)
Loss ratio	743.0%		99.0%
Acquisition ratio	(6.7)		7.9

Technical ratio	736.3%		106.9%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 20% of total net premiums written in the three months ended March 31, 2011 and 2010.

Gross and net premiums written and net premiums earned decreased by 23%, 19% and 20%, respectively, in the three months ended March 31, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned resulted primarily from the Company’s decision to reduce certain catastrophe exposures and reposition its portfolio following the integration of Paris Re’s business. These decreases were partially offset by new business and increases in certain treaty participations.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake and Australian Floods of $891 million, or 720.1 points on the loss ratio;

•	losses related to an aggregate contract covering losses in Australia and New Zealand of $53 million, or 43.3 points on the loss ratio;

•	net favorable loss development on prior accident years of $35 million, or 28.4 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $35 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended March 31, 2011 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $130 million, or 83.9 points on the loss ratio;

•	net favorable loss development on prior accident years of $20 million, or 13.3 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The increase of $765 million in losses and loss expenses for the three months ended March 31, 2011 compared to the same period in 2010 included:

•	an increase of $761 million in large catastrophic losses; and

•	an increase of $53 million in losses related to an aggregate contract; partially offset by

•	an increase of $15 million in net favorable prior year loss development;

•

a decrease of $34 million in losses and loss expenses resulting from a lower level of mid-sized loss activity, a decrease in the book of business and exposure and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Acquisition costs decreased in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to lower profit commissions as a result of the large catastrophic losses in the three months ended March 31, 2011 compared to the same period in 2010.

Technical result and technical ratio

The decrease of $775 million in the technical result and the corresponding increase in technical ratio in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an increase of $804 million, net of reinstatement premiums and related profit commissions, in large catastrophic losses and losses related to an aggregate contract and normal fluctuations in profitability and net premiums earned between periods, partially offset by an increase of $15 million in net favorable prior year loss development and a lower level of mid-sized loss activity.

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Gross premiums written	$208	11%	$187
Net premiums written	206	13	183
Net premiums earned	$184	12	$165
Life policy benefits	(145)	10	(132)
Acquisition costs	(30)	28	(23)

Technical result	$9	(4)	$10
Other income	—	NM	—
Other operating expenses	(12)	(13)	(14)
Net investment income	15	(6)	16

Allocated underwriting result(1)	$12	(4)	$12

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 14% and 10% of total net premiums written in the three months ended March 31, 2011 and 2010, respectively. The increase in the Life segment’s net premiums written as a percentage of total net premiums written during the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to decreases in net premiums written in the Company’s Non-life segment and new business written in the Life segment, as described below.

Gross and net premiums written and net premiums earned increased by 11%, 13% and 12%, respectively, in the three months ended March 31, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily due to new business written during 2010 in the longevity line, which was not fully reflected in the three months ended March 31, 2010, as well as growth in the mortality line. These increases were partially offset by a decrease related to the restructuring of a longevity treaty and the impact of stronger U.S. dollar in the three months ended March 31, 2011 compared to the same period in 2010 as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 3%.

Life policy benefits

Life policy benefits increased by $13 million in the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily attributable to:

•	a decrease of $7 million in net favorable prior year loss development; and

•	an increase in business written in both the longevity and mortality lines; partially offset by

•	lower policy benefits reported by a cedant for a longevity treaty in run-off.

The net favorable prior year loss development of $4 million in the three months ended March 31, 2011 was primarily due to the GMDB business, where the payout is linked to the performance of underlying capital market assets, and was driven by updated cedant information and an improvement in the capital markets. The net favorable development was partially offset by adverse development on certain short-term treaties and a credit life treaty following the receipt of updated cedant information. The net favorable prior year loss development of $11 million in the three months ended March 31, 2010 was driven by the GMDB business.

Acquisition costs

The increase in acquisition costs in the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to higher net premiums earned in the mortality line of business and an increase in acquisition costs reported by a cedant for a longevity treaty in run-off.

Net investment income

Net investment income decreased modestly in the three months ended March 31, 2011 compared to the same period of 2010, as a result of negative adjustments and lower investment income reported by cedants on certain funds held contracts.

Allocated underwriting result

The allocated underwriting result in the three months ended March 31, 2011 was comparable to the same period in 2010 due to decreases in net investment income and technical result, being offset by a decrease in other operating expenses. The decrease in the technical result was primarily driven by lower net favorable prior year loss development, which was partially offset by a change in the mix of business towards the longevity line and normal fluctuations in profitability between periods.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2011 and 2010 was as follows:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Non-life
Property and casualty
Casualty	12%	10%
Property	18	21
Motor	7	8
Multiline and other	2	2
Specialty
Agriculture	4	4
Aviation / Space	3	3
Catastrophe	20	20
Credit / Surety	6	5
Energy	2	2
Engineering	3	3
Marine	4	5
Specialty casualty	4	6
Specialty property	1	1
Life	14	10

Total	100%	100%

The changes in the distribution of net premiums written by line between the three months ended March 31, 2011 and 2010 primarily reflected the Company’s response to existing market conditions and the repositioning of its portfolio following the integration of Paris Re. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Casualty: the increase in the distribution of net premiums written in the three months ended March 31, 2011 compared to the same period of 2010 was primarily due to the decrease in casualty net premiums written being less pronounced than the decrease in net premiums written in most of the Company’s other Non-life lines of business, as described above.

•

Property: the decrease in the distribution of net premiums written in the three months ended March 31, 2011 compared to the same period of 2010 was driven by the Company’s decision to cancel or reduce business as a result of reductions in pricing, the repositioning of the Company’s portfolio following the integration of Paris Re’s business and higher cedant retentions.

•

Specialty casualty: the decrease in the distribution of net premiums written in the three months ended March 31, 2011 compared to the same period of 2010 was mainly driven by the Company’s decision to cancel or reduce business and the repositioning of the Company’s portfolio following the integration of Paris Re’s business.

•

Life: the increase in the distribution of net premiums written in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an increase in business written in the longevity and mortality lines and the decrease in net premiums written in most of the Company’s Non-life lines of business, as described above.

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

The distribution of gross premiums written by reinsurance type for the three months ended March 31, 2011 and 2010 was as follows:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Non-life segment
Proportional	39%	38%
Non-proportional	43	47
Facultative	5	5
Life segment
Proportional	11	8
Non-proportional	2	2

Total	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type in the Non-life segment between the three months ended March 31, 2011 and 2010 primarily reflected a modest shift in the mix of business resulting from the decreases in net premiums written in most lines of the Non-life segment following the cancellation and reduction of business and the repositioning of the Company’s portfolio, as described above. In addition, the increase in the proportional life business was driven by new business in the longevity line and growth in the mortality line of business.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written for the three months ended March 31, 2011 and 2010 was as follows:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Europe	43%	48%
North America	36	36
Asia, Australia and New Zealand	11	8
Latin America, Caribbean and Africa	10	8

Total	100%	100%

The decrease in the distribution of gross premiums written in Europe was driven by the cancellation and reduction of business and the repositioning of the Company’s portfolio following the integration of Paris Re. In addition, foreign exchange fluctuations decreased the distribution of gross premiums written in Europe, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. The increase in the distribution of gross premiums written in Asia, Australia and New Zealand and Latin America, Caribbean and Africa was primarily driven by the decrease in Europe.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2011 and 2010 was as follows:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Broker	72%	74%
Direct	28	26

Total	100%	100%

The percentage of gross premiums written through brokers in the three months ended March 31, 2011 decreased compared to the same period in 2010 due to the reductions in the Company’s gross premiums written being more pronounced in business written through brokers than through direct relationships with cedants.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months ended March 31, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Fixed maturities	$136	(11)%	$154
Short-term investments, cash and cash equivalents	1	(65)	4
Equities	4	18	3
Funds held and other	13	17	11
Funds held – directly managed	8	(33)	12
Investment expenses	(10)	(1)	(11)

Net investment income	$152	(12)	$173

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Net investment income decreased in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to:

•

a decrease in net investment income from fixed maturities and funds held – directly managed primarily due to lower reinvestment rates, on average. This decrease was partially offset by the purchase of higher yielding investments; and

•	the strengthening of the U.S. dollar, on average, in the three months ended March 31, 2011 compared to the same period in 2010 contributed a 2% decrease in net investment income.

Net Realized and Unrealized Investment (Losses) Gains

The Company’s portfolio managers have dual investment objectives of optimizing current investment income and achieving capital appreciation. To meet these objectives, it is often desirable to buy and sell securities to take advantage of changing market conditions and to reposition the investment portfolios. Accordingly, recognition of realized gains and losses is considered by the Company to be a normal consequence of its ongoing investment management activities. In addition, the Company records changes in fair value for substantially all of its investments as unrealized investment gains or losses in its Unaudited Condensed Consolidated Statements of Operations. Realized and unrealized investment gains and losses are generally a function of multiple factors, with the most significant being prevailing interest rates, credit spreads, and equity market conditions.

As discussed in Overview above, European and U.S. risk-free interest rates increased, while equity markets improved and credit spreads narrowed during the three months ended March 31, 2011. In addition to these general economic factors, the Japan Earthquake resulted in losses on certain insurance-linked securities during the three months ended March 31, 2011. These factors had an impact on the Company’s investment portfolio and the related level of realized and unrealized losses on investments compared to the same period of 2010.

The components of net realized and unrealized investment (losses) gains for the three months ended March 31, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net realized investment gains on fixed maturities and short-term investments	$7	$16
Net realized investment gains on equities	37	13
Net realized investment gains on other invested assets	12	2
Change in net unrealized investment losses on other invested assets	(37)	(23)
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(140)	97
Change in net unrealized investment gains on equities	16	25
Net other realized and unrealized investment gains	—	7
Net realized and unrealized investment (losses) gains on funds held – directly managed	(7)	9

Net realized and unrealized investment (losses) gains	$(112)	$146

Net realized and unrealized investment gains decreased by $258 million, from a gain of $146 million in the three months ended March 31, 2010 to a loss of $112 million in the same period of 2011. The net realized and unrealized investment losses of $112 million in the three months ended March 31, 2011 were primarily due to rising European and U.S. risk-free interest rates and losses on insurance-linked securities related to the Japan Earthquake, which were partially offset by increases in worldwide equity markets and narrowing credit spreads. Net realized and unrealized investment losses of $112 million in the three months ended March 31, 2011 primarily consisted of the change in net unrealized investment losses on fixed maturities, short-term investments and other invested assets of $177 million, which were partially offset by net realized investment gains on equities, other invested assets, fixed maturities and short-term investments of $56 million and the change in net unrealized investment gains on equities of $16 million.

Net realized investment gains and the change in net unrealized investment losses on other invested assets were a combined loss of $25 million in the three months ended March 31, 2011 and primarily related to unrealized losses on treasury note futures and an insurance-linked derivative security impacted by the Japan Earthquake, which were partially offset by realized gains on treasury note futures. Net realized investment gains and the change in net unrealized investment losses on other invested assets were a combined loss of $21 million in the three months ended March 31, 2010 and primarily related to unrealized losses on treasury note futures and total return swaps.

Net realized and unrealized investment losses on funds held – directly managed of $7 million in the three months ended March 31, 2011 primarily relate to the change in unrealized investment losses on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account, due to rising risk-free rates, and were partially offset by realized investment gains on fixed maturities and short-term investments.

Interest in Earnings of Equity Investments

The interest in the results of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships in which the Company has more than a minor interest.

Technical Result and Other Income

Technical result and other income included in Corporate and Other primarily relates to certain insurance-linked securities and principal finance transactions.

Other Operating Expenses

The Company’s total other operating expenses for the three months ended March 31, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2011	% Change 2011 over 2010	For the three months ended March 31, 2010
Other operating expenses	$104	19%	$128

Other operating expenses represent 9.8% and 11.1% of net premiums earned (both Non-life and Life) for the three months ended March 31, 2011 and 2010, respectively. Other operating expenses included in Corporate and Other were $26 million and $36 million, of which $21 million and $32 million are related to corporate activities for the three months ended March 31, 2011 and 2010, respectively.

The decrease in other operating expenses of 19% in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to lower personnel costs (including share-based compensation expenses) and professional and consulting fees.

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

Investments

Total investments and cash were $16.7 billion at March 31, 2011 compared to $16.4 billion at December 31, 2010. The major factors influencing the increase in the three months ended March 31, 2011 were:

•	net cash provided by operating activities of $486 million; and

•

various factors, the primary one being the effect of a weaker U.S. dollar at March 31, 2011 relative to the euro and most major currencies as it relates to the conversion of non-U.S. dollar invested assets into U.S. dollars at higher exchange rates, amounting to approximately $177 million; partially offset by

•	repurchases of the Company’s common shares of $227 million;

•

realized and unrealized losses related to the investment portfolio of $105 million primarily resulting from a decrease in the fixed maturity and short-term investment portfolios of $133 million and other invested assets of $25 million, partially offset by an increase in the equity portfolio of $53 million; and

•	dividend payments on common and preferred shares totaling $46 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At March 31, 2011, the liability funds totaled $11.7 billion (including funds held – directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $6.5 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private placement equity and bond investments, convertible fixed income securities and certain other specialty asset classes. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The market value of fixed maturities, short-term investments and equities classified as trading securities (excluding funds held – directly managed) was $14.4 billion at March 31, 2011. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2011, approximately 93% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 93% were publicly traded. The average credit quality of the Company’s fixed income securities at March 31, 2011 was AA, comparable to the position at December 31, 2010.

The average duration of the Company’s investment portfolio was 2.9 years at March 31, 2011 compared to 3.0 years at December 31, 2010. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.5 years to 2.9 years at March 31, 2011.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at March 31, 2011 increased to 3.1% compared to 2.9% at December 31, 2010, reflecting higher European and U.S. risk-free rates, partially offset by narrower credit spreads.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 0.4% and 1.8% for the three months ended March 31, 2011 and 2010, respectively. The lower total accounting return in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to rising risk-free rates.

The cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturities, short-term investments and equities classified as trading at March 31, 2011 were as follows (in millions of U.S. dollars):

March 31, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,022	$33	$(26)	$1,029
Non-U.S. sovereign government, supranational and government related	3,043	50	(25)	3,068
Corporate	6,004	275	(80)	6,199
Asset-backed securities	641	11	(12)	640
Residential mortgage-backed securities	2,212	81	(17)	2,276
Other mortgage-backed securities	47	3	(3)	47

Total fixed maturities	12,969	453	(163)	13,259
Short-term investments	81	—	—	81
Equities	908	164	(19)	1,053

Total	$13,958	$617	$(182)	$14,393

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

U.S. government and agencies included U.S. treasuries, U.S. government agency securities and U.S. municipal securities which accounted for 72%, 21%, and 7%, respectively, of this category at March 31, 2011. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. At March 31, 2011, 44% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AAA corporate issues. The remaining 52% and 4% of U.S. government agency securities were rated AAA and AA, respectively. At March 31, 2011, 17% of the U.S. municipal securities held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 83% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Non-U.S. sovereign government obligations comprised 85% of this category, of which 94% were rated AAA. The largest three non-U.S. sovereign government issuers (France, Germany and Canada) accounted for 82% of non-U.S. sovereign government obligations at March 31, 2011. The remaining 15% of this category was comprised of investment grade non-U.S. government related obligations, non-U.S. government agency obligations and supranational debt, which represented 9%, 5% and 1% of the total, respectively. At March 31, 2011, 86% of this category was rated AAA.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At March 31, 2011, 91% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 67% were rated A- or better. The ten largest issuers accounted for 20% of the corporate bonds held by the Company at March 31, 2011 (7% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of the Company’s total investments and cash) at March 31, 2011. At March 31, 2011, U.S. bonds comprised 60% of this category and no other country accounted for more than 10% of this category. The main exposures by economic sector were 25% in finance (10% were banks), 12% in consumer noncyclical and 10% in government guaranteed corporate debt. Within the finance sector, 99% of corporate bonds were rated investment grade and 90% were rated A- or better at March 31, 2011.

The asset-backed securities category included U.S. asset-backed securities, which accounted for 77% at March 31, 2011. Of the U.S. asset-backed securities, 43% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), 56% were not rated and 1% was rated below investment grade. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

Residential mortgage-backed securities included U.S. residential mortgage-backed securities, which accounted for 88% of this category at March 31, 2011. These securities generally have a low risk of default and 95% are backed by U.S. government agencies, which sets standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at March 31, 2011, other than $14 million of investments in distressed asset vehicles (included in other invested assets). At March 31, 2011, the Company’s U.S. residential mortgage-backed securities included approximately $170 million (8% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. At March 31, 2011, the remaining 12% of this category was comprised of non-U.S. residential mortgage-backed securities, of which 92% were rated AAA and 99% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities included U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 84% and 16% of this category at March 31, 2011, respectively. Approximately 92% of this category was rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of obligations of non-U.S. sovereign governments, foreign corporations, U.S. treasuries and U.S. corporations. At March 31, 2011, non-U.S. sovereign government obligations, U.S. treasuries, and U.S. corporations accounted for 72%, 6%, and 5%, respectively, of this category and were rated A- or higher by Standard & Poor’s (or estimated equivalent). At March 31, 2011, foreign corporations accounted for 16% of short-term investments and were primarily comprised of catastrophe bonds which were rated below investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Publicly traded common stocks (including public exchange traded funds (ETFs) and real estate investment trusts (REITs)) comprised 84% of equities at March 31, 2011. The remaining 16% of this category consisted primarily of funds holding fixed income securities, which was mainly comprised of emerging markets funds of $165 million. Of the publicly traded common stocks, ETFs and REITs, U.S. issuers represented 87% at March 31, 2011. The ten largest common stocks accounted for 17% of equities (excluding equities held in ETFs and funds holding fixed income securities) at March 31, 2011 and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At March 31, 2011, the largest publicly traded common stock exposures by economic sector were 19% in consumer noncyclical, 13% in energy, 12% in finance, 11% in each of technology and communications, and 10% in industrials.

Maturity Distribution

The distribution of fixed maturities and short-term investments at March 31, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

March 31, 2011	Cost	Fair Value
One year or less	$1,030	$1,004
More than one year through five years	5,011	5,113
More than five years through ten years	3,497	3,613
More than ten years	612	647

Subtotal	10,150	10,377
Mortgage/asset-backed securities	2,900	2,963

Total	$13,050	$13,340

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturities and short-term investments at March 31, 2011:

Rating Category	% of total
AAA	52%
AA	8
A	21
BBB	12
Below investment grade/Unrated	7

Total	100%

The breakdown of the credit quality of the Company’s fixed maturities and short-term investments at March 31, 2011 has not changed significantly compared to December 31, 2010.

Other Invested Assets

At March 31, 2011, the Company’s other invested assets totaled $292 million. The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, private placement equity and bond investments, notes receivable and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at March 31, 2011, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At March 31, 2011, the Company’s principal finance activities included $118 million of investments classified as other invested assets, which were comprised primarily of total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments), other asset-backed securities, notes receivable and private placement equity investments. At March 31, 2011, the carrying value of other asset-backed securities, notes receivable and private placement equity investments was $77 million, $50 million and $3 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was an unrealized loss of $12 million.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At March 31, 2011, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $7 million and $5 million, respectively. At March 31, 2011, the notional value of the Company’s assumed exposure in the form of total return swaps was $162 million.

At March 31, 2011, 46% of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income, 43% was related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade, and the remainder of the portfolio was distributed over a number of generally unrelated risks.

For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At March 31, 2011, the fair value of the Company’s assumed exposure in the form of credit default swaps was insignificant and the notional value was $23 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at March 31, 2011. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $2 million at March 31, 2011, and the notional value was comprised of $110 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At March 31, 2011, the combined fair values of the weather derivatives and the longevity total return swaps were a loss of $11 million, while their combined notional values were $106 million.

The Company has entered into certain commodity futures contracts (which are accounted for as derivative financial instruments). The Company uses commodity futures to hedge certain investments and to replicate the investment return on certain benchmarked commodities. The counterparties to the Company’s commodity futures contracts are all highly rated financial institutions, rated A- or better by Standard & Poor’s at March 31, 2011. The Company uses quoted market prices to estimate the fair value of these contracts. Excluding the commodity futures contracts within the Company’s strategic investment activities described below, the notional value of the commodity futures contracts was $53 million, while the fair value was insignificant at March 31, 2011.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The fair value and notional value of the treasury note futures was a net unrealized loss of $7 million and a net short position of $1,957 million at March 31, 2011, respectively. The Company also uses equity futures to replicate equity investment positions. At March 31, 2011, the equity futures had a notional value of $1 million and an insignificant fair value.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. At March 31, 2011, the fair value of foreign exchange forward contracts was a net unrealized gain of $5 million and the fair value of foreign currency option contracts was insignificant.

At March 31, 2011, the Company’s strategic investments of $192 million (of which $178 million were included in Other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments, derivatives and other specialty asset classes. Included as part of the Company’s strategic investment activities are commodity futures contracts (which are accounted for as derivative financial instruments) with an insignificant fair value at March 31, 2011.

The Company also had $10 million of other invested assets at March 31, 2011.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The composition of the investments underlying the funds held – directly managed account at March 31, 2011 is discussed below.

At March 31, 2011, approximately 98% of the fixed income securities underlying the funds held – directly managed account were publicly traded and all were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of the fixed income securities underlying the funds held – directly managed account was AA at March 31, 2011, comparable to December 31, 2010.

The average duration of the investments underlying the funds held – directly managed account was 3.1 years at March 31, 2011 and December 31, 2010. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account was 2.4% at March 31, 2011 and December 31, 2010.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments underlying the funds held – directly managed account at March 31, 2011 were as follows (in millions of U.S. dollars):

March 31, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$226	$5	$—	$231
Non-U.S. sovereign government, supranational and government related	357	3	—	360
Corporate	566	8	(3)	571

Total fixed maturities	1,149	16	(3)	1,162
Short-term investments	44	—	—	44
Other invested assets	28	—	(5)	23

Total	$1,221	$16	$(8)	$1,229

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

The decrease in the fair value of the investments underlying the funds held – directly managed account of $314 million, from $1,543 million at December 31, 2010 to $1,229 million at March 31, 2011 is primarily related to the release of assets of approximately $0.3 billion from the funds held – directly managed account to Partner Reinsurance Europe Limited in February 2011 pursuant to an endorsement to the Quota Share Retrocession Agreement (the Endorsement) with Coliseé Re. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10K for the year ended December 31, 2010.

In addition to the investments in the above table at March 31, 2011, the funds held – directly managed account included cash and cash equivalents of $111 million, other assets and liabilities of $156 million and accrued investment income of $18 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and agency securities underlying the funds held – directly managed account are comprised of U.S. government agency securities and U.S. treasuries which accounted for 67% and 33% of this category at March 31, 2011, respectively. With the exception of investments totaling $37 million in government sponsored entities, which were rated AA, U.S. government agency securities and U.S. treasuries are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Included in the non-U.S. sovereign government, supranational and government related category are obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Non-U.S. government related obligations rated A- or higher by Standard & Poor’s (or estimated equivalent) comprised 62% of this category, with investment grade non-U.S government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 18%, 16% and 4%, respectively.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At March 31, 2011, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 92% were rated A- or better. The ten largest issuers accounted for 22% of the corporate bonds underlying the funds held – directly managed account at March 31, 2011 and no single issuer accounted for more than 3% of corporate bonds underlying the funds held – directly managed account or more than 2% of the investments and cash underlying the funds held – directly managed account. U.S., French and Dutch bonds comprised 42%, 15% and 10%, respectively, of this category at March 31, 2011. The main exposures of this category by economic sector were 49% in finance (28% were banks) and 14% in consumer noncyclical. At March 31, 2011, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better. The decrease in this category from $799 million at December 31, 2010 to $571 million at March 31, 2011, is primarily related to the release of assets related to the Endorsement described above.

Short-term investments underlying the funds held – directly managed account were comprised of non-U.S. sovereign government and non-U.S. government agency obligations, which were rated AAA and AA, respectively, by Standard & Poor’s (or estimated equivalent) at March 31, 2011.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

March 31, 2011	Cost	Fair Value
One year or less	$240	$241
More than one year through five years	640	647
More than five years through ten years	284	288
More than ten years	29	30

Total	$1,193	$1,206

Rating Distribution

The following table provides a breakdown of the credit quality of fixed maturities and short-term investments underlying the funds held – directly managed account March 31, 2011:

Rating Category	% of total
AAA	42%
AA	30
A	24
BBB	4

Total	100%

The breakdown of the credit quality of the fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2011 has not changed significantly compared to December 31, 2010.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at March 31, 2011 have not changed significantly since December 31, 2010, other than a decrease of approximately $131 million related to the restructuring of a longevity treaty from a funds held basis to a swap basis (see Policy Benefits for Life and Annuity Contracts below). See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2011. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information concerning losses and loss expenses.

At March 31, 2011 and December 31, 2010, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $11,887 million and $10,667 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $11,504 million and $10,318 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at March 31, 2011 include $1,267 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I and Note 9 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2011 (in millions of U.S. dollars):

For the three months ended March 31, 2011
Net liability at December 31, 2010	$10,318
Net incurred losses related to:
Current year	1,605
Prior years	(142)

1,463
Change in Paris Re reserve agreement	(1)
Net paid losses	(525)
Effects of foreign exchange rate changes	249

Net liability at March 31, 2011	$11,504

The Non-life ratio of paid losses to net premiums earned was 60%, while the Non-life ratio of paid losses to incurred losses was 36% for the three months ended March 31, 2011, compared to 57% and 64%, respectively, for the same period of 2010. The Non-life ratio of paid losses to net premiums earned for the three months ended March 31, 2011 increased primarily due to the decrease in net premiums earned which was mainly driven by cancellations and the reduction of business and the repositioning of the Company’s portfolios following the integration of Paris Re, as described in Results by Segment above. The decrease in the Non-life ratio of paid losses to incurred losses is primarily due to a higher level of incurred losses in the three months ended March 31, 2011 compared to the same period of 2010, which was related to the increase in the level of catastrophic losses.

The Company’s loss estimate related to the Japan Earthquake is inherently more uncertain given it is based on very limited and preliminary information that has been received from cedants to date, as well as modeled losses for the Company’s portfolio. While the Company believes its techniques for modeling the impact of losses related to this event provides a reasonable basis for the estimation of its loss exposure, the Company cautions that estimates based on modeling are subject to a high degree of uncertainty. Additionally, due to the characteristics of the Company’s reinsurance portfolio in the region, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its preliminary estimate of Japan Earthquake losses and the ultimate losses arising from this event may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the impact of foreign exchange on the net reserves.

Policy Benefits for Life and Annuity Contracts

At March 31, 2011 and December 31, 2010, the Company recorded gross policy benefits for life and annuity contracts of $1,671 million and $1,750 million, respectively, and net policy benefits for life and annuity contracts of $1,660 million and $1,736 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the three months ended March 31, 2011 (in millions of U.S. dollars):

For the three months ended March 31, 2011
Net liability at December 31, 2010	$1,736
Net incurred losses related to:
Current year	149
Prior years	(4)

145
Net policy benefits restructured by a cedant	(131)
Net paid losses	(161)
Effects of foreign exchange rate changes	71

Net liability at March 31, 2011	$1,660

The decrease in net policy benefits for life and annuity contracts of $76 million from December 31, 2010 to March 31, 2011 is due to net paid losses and the restructuring of a longevity treaty from a funds held basis to a swap basis. These decreases were partially offset by current year incurred losses and the impact of the weaker U.S. dollar, primarily against the euro and the British pound, converting policy benefits for life and annuity contracts that are denominated in these currencies into U.S. dollars at higher exchange rates.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 10 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These contractual obligations are considered by the Company when assessing its liquidity requirements, and the Company is confident in its ability to meet all of its obligations. Contractual obligations at March 31, 2011 have not changed materially compared to December 31, 2010.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.2 billion at March 31, 2011, a 14% decrease compared to $7.2 billion at December 31, 2010. The major factors contributing to the decrease in shareholders’ equity in the three months ended March 31, 2011 were:

•	a net loss of $807 million;

•

a net decrease of $217 million, due to the repurchase of common shares of $227 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $10 million; and

•	dividends declared on both the Company’s common and preferred shares of $46 million; partially offset by

•	an increase of $38 million in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar.

See Results of Operations and Review of Net (Loss) Income above for a discussion of the Company’s net loss for the three months ended March 31, 2011.

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

Management uses growth in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share decreased by 12% to $82.50 at March 31, 2011 from $93.77 at December 31, 2010, primarily due to the comprehensive loss, which was partially offset by the accretive impact of the share repurchases, in the three months ended March 31, 2011. See Key Financial Measures for further discussion.

The table below sets forth the capital structure of the Company at March 31, 2011 and December 31, 2010 (in millions of U.S. dollars):

	March 31, 2011		December 31, 2010
Capital Structure:
Senior notes(1)	$750	11%	$750	9%
Capital efficient notes (2)	63	1	63	1
6.75% Series C cumulative preferred shares, aggregate liquidation value	290	4	290	4
6.5% Series D cumulative preferred shares, aggregate liquidation value	230	3	230	3
Common shareholders’ equity	5,655	81	6,687	83

Total Capital	$6,988	100%	$8,020	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010.

Other than the decrease in common shareholders’ equity during the three months ended March 31, 2011, which was related to the same factors driving the decrease in shareholders’ equity discussed above, there were no other changes in total capital compared to December 31, 2010.

During the three months ended March 31, 2011, the Company repurchased, under its authorized share repurchase program, 2.8 million of its common shares at a total cost of approximately $227 million, representing an average cost of $81.41 per share. At March 31, 2011, the Company had approximately 3.7 million common shares remaining under its current share repurchase authorization and approximately 16.8 million common shares were held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

The Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2011.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $2.0 billion at March 31, 2011 compared to $2.1 billion at December 31, 2010.

Cash flows from operations for the three months ended March 31, 2011 increased to $486 million from $414 million in the same period in 2010. The increase in cash flows from operations in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to higher underwriting cash flows, which were partially offset by higher taxes and modestly lower net investment cash flows. The higher underwriting cash flows primarily reflect cash received related to the release of assets from the funds held – directly managed account to Partner Reinsurance Europe Limited pursuant to the Endorsement (see Funds Held – Directly Managed above). Without the impact of the cash received related to the release of assets from the funds held – directly managed account, underwriting cash flows were lower in the three months ended March 31, 2011 compared to the same period in 2010 due to a lower level of premiums received, which is related to the decrease in gross and net premiums written discussed in Results by Segment above.

Net cash used in financing activities in the three months ended March 31, 2011 was $286 million compared to net cash provided by financing activities of $225 million in the three months ended March 31, 2010. Net cash used in financing activities in the three months ended March 31, 2011 was primarily related to the Company’s share repurchases and dividends on common and preferred shares.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2011. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $16.7 billion at March 31, 2011, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.4 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. The Company’s financial strength ratings at March 31, 2011 have not changed since December 31, 2010. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. The Company’s credit facilities at March 31, 2011 have not changed significantly since December 31, 2010. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at March 31, 2011 have not changed significantly since December 31, 2010. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Currency

See Results of Operations and Review of Net (Loss) Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for three months ended March 31, 2011 and 2010.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased by $38 million during the three months ended March 31, 2011 due to the impact of foreign exchange fluctuations on the Company’s net asset exposure to currencies other than the U.S. dollar.

The following table provides a reconciliation of the currency translation adjustment for the three months ended March 31, 2011 (in millions of U.S. dollars):

For the three months ended March 31, 2011
Currency translation adjustment at December 31, 2010	$16
Change in currency translation adjustment included in accumulated other comprehensive income	43
Net realized loss on designated net investment hedges included in accumulated other comprehensive income	(5)

Currency translation adjustment at March 31, 2011	$54

From time to time, the Company enters into net investment hedges. At March 31, 2011, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion of market risks at March 31, 2011 focuses only on material changes from December 31, 2010 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed income portfolio and the fixed income securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship. For additional information on liability funds and capital funds, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

At March 31, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$15,706	6%	$15,273	3%	$14,840	$14,407	(3)%	$13,974	(6)%
Fair value of funds held - directly managed account exposed to interest rate risk(2)	1,400	6	1,359	3	1,318	1,277	(3)	1,236	(6)
Total invested assets(3)	19,188	5	18,714	3	18,240	17,766	(3)	17,292	(5)
Shareholders’ equity	7,123	15	6,649	8	6,175	5,701	(8)	5,227	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company’s other outstanding debt obligations and preferred securities, has not changed materially compared to December 31, 2010. For additional information see Note 3 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report and Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

At March 31, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$15,528	5%	$15,184	2%	$14,840	$14,496	(2)%	$14,152	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	1,372	4	1,345	2	1,318	1,291	(2)	1,264	(4)
Total invested assets(3)	18,982	4	18,611	2	18,240	17,869	(2)	17,498	(4)
Shareholders’ equity	6,917	12	6,546	6	6,175	5,804	(6)	5,433	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at March 31, 2011 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total(1)
Total assets	$5,580	$1,101	$1,369	$101	$386	$567	$9,104
Total liabilities	(5,063)	(818)	(882)	(293)	(59)	(1,931)	(9,046)

Total gross foreign currency exposure	517	283	487	(192)	327	(1,364)	58
Total derivative amount	(315)	(294)	(3)	207	(40)	1,051	606

Net foreign currency exposure	202	(11)	484	15	287	(313)	664

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at March 31, 2011.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $66 million and $133 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At March 31, 2011, approximately 51% of the Company’s fixed income portfolio (including the funds held – directly managed account) was rated AAA (or equivalent rating),

82% was rated A- or better and 7% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the French, German and U.S. governments which are rated AAA (see Investments in Item 2 of Part I of this report). In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 21% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 22% of total corporate fixed income securities underlying the funds held – directly managed account at March 31, 2011, respectively.

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

•

credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the 2006 Acquisition Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010);

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2010. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $882 million, excluding funds holding fixed income securities of $171 million) at March 31, 2011. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.07 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	March 31, 2011	10% Increase	% Change	20% Increase	% Change
Equities(1)	$694	(21)%	$788	(11)%	$882	$976	11%	$1,070	21%
Total invested assets(2)	18,052	(1)	18,146	(1)	18,240	18,334	1	18,428	1
Shareholders’ equity	5,987	(3)	6,081	(2)	6,175	6,269	2	6,363	3

(1)	Excludes funds holding fixed income securities of $171 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2011, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at March 31, 2011 compared to December 31, 2010. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following discussion updates and supplements the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.

Catastrophe reinsurance comprised approximately 14% of our net premiums written for the year ended December 31, 2010 and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other man-made or natural disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

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

Examples of pre-tax large catastrophe losses reflected in the illustration above include a loss in 2007 which was as the result of one large catastrophe event and the losses in 2010 and 2008 which were incurred as the result of multiple medium and large catastrophic events and for 2010 included the Chile Earthquake and New Zealand Earthquake in 2010. In addition, estimated losses in 2011 which are not reflected in the illustration above are as a result of multiple large catastrophic events including the New Zealand Earthquake and Japan Earthquake.

Loss estimates arising from earthquakes are inherently more uncertain that those from other catastrophic events and the Company’s actual losses from these earthquakes may exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected length claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. Due to the characteristics of the Company’s reinsurance portfolio in particular regions, changes in loss assumptions for specific cedants may have a significant impact on the Company’s loss estimate related to similar events. In addition loss estimates arising from earthquakes are often based primarily on modelled losses for the Company’s portfolio, as limited information will have been received from cedants, brokers and loss adjusters. While the Company believes its techniques for modelling the impact of losses related to earthquakes provide a reasonable basis for its estimation of its loss exposure, estimates based primarily on modelling are subject to a high degree of uncertainty.

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

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three months ended March 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
1/01/2011-1/31/2011	2,066,587	$81.36	2,066,587	4,450,859
2/01/2011-2/28/2011	626,852	82.13	626,852	3,824,007
3/01/2011-3/31/2011	91,200	77.60	91,200	3,732,807

Total	2,784,639	$81.41	2,784,639

(1)	In December 2010, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 7 million common shares, which replaced the prior authorization of 7 million common shares approved in September 2010. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At March 31, 2011, approximately 16.8 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/s/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis
Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2011

By:	/s/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Board of Directors Compensation Program for Non Executive Directors.

10.2	Form of PartnerRe Ltd. Non-Employee Director Share Option Agreement.

10.3	Form of PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2011, and December 31, 2010; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2011 and 2010; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.