Form 10-Q
period 2011-06-30
PARTNERRE LTD
filed 2011-08-04
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of August 1, 2011 was 67,739,564.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2011 and 2010, and of shareholders’ equity, and of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2010 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda

August 4, 2011

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30, 2011	December 31, 2010
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2011, $13,984,225; 2010, $12,394,797)	$14,406,945	$12,824,389
Short-term investments, trading securities, at fair value (amortized cost: 2011, $216,881; 2010, $49,132)	215,692	49,397
Equities, trading securities, at fair value (cost: 2011, $880,222; 2010, $942,745)	994,913	1,071,676
Other invested assets	338,373	352,405

Total investments	15,955,923	14,297,867
Funds held – directly managed (cost: 2011, $1,362,997; 2010, $1,751,276)	1,379,513	1,772,118
Cash and cash equivalents, at fair value, which approximates amortized cost	1,606,842	2,111,084
Accrued investment income	181,806	201,928
Reinsurance balances receivable	2,517,586	2,076,884
Reinsurance recoverable on paid and unpaid losses	489,415	382,878
Funds held by reinsured companies	846,466	937,032
Deferred acquisition costs	661,564	595,557
Deposit assets	233,187	256,702
Net tax assets	32,358	14,960
Goodwill	455,533	455,533
Intangible assets	154,194	178,715
Other assets	85,535	83,113

Total assets	$24,599,922	$23,364,371

Liabilities
Unpaid losses and loss expenses	$12,016,271	$10,666,604
Policy benefits for life and annuity contracts	1,726,180	1,750,410
Unearned premiums	2,067,996	1,599,139
Other reinsurance balances payable	554,386	491,194
Deposit liabilities	243,033	268,239
Net tax liabilities	325,285	316,325
Accounts payable, accrued expenses and other	213,738	244,552
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	17,967,878	16,157,452

Shareholders’ Equity
Common shares (par value $1.00; issued: 2011, 84,569,310 shares; 2010, 84,033,089 shares)	84,569	84,033
Preferred shares (par value $1.00; issued and outstanding: 2011, 35,750,000 shares; 2010, 20,800,000 shares; aggregate liquidation value: 2011, $893,750; 2010, $520,000)	35,750	20,800
Additional paid-in capital	3,792,057	3,419,864
Accumulated other comprehensive income:
Currency translation adjustment	60,185	16,101
Other accumulated comprehensive loss (net of tax of: 2011, $5,838; 2010, $4,872)	(14,200)	(12,045)
Retained earnings	3,983,398	4,761,178
Common shares held in treasury, at cost (2011, 16,831,534 shares; 2010, 14,046,895 shares)	(1,309,715)	(1,083,012)

Total shareholders’ equity	6,632,044	7,206,919

Total liabilities and shareholders’ equity	$24,599,922	$23,364,371

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues
Gross premiums written	$1,082,205	$1,140,175	$2,639,766	$3,049,501

Net premiums written	$1,056,467	$1,112,735	$2,526,887	$2,896,899
Decrease (increase) in unearned premiums	50,978	(8,104)	(354,853)	(638,489)

Net premiums earned	1,107,445	1,104,631	2,172,034	2,258,410
Net investment income	158,328	174,454	309,962	347,576
Net realized and unrealized investment gains (losses)	78,199	46,046	(34,000)	191,519
Other income	1,596	753	3,408	2,028

Total revenues	1,345,568	1,325,884	2,451,404	2,799,533
Expenses
Losses and loss expenses and life policy benefits	814,523	704,631	2,421,740	1,716,967
Acquisition costs	229,251	244,144	437,100	464,251
Other operating expenses	113,694	160,151	217,991	288,286
Interest expense	12,214	12,803	24,514	19,935
Amortization of intangible assets	9,165	7,833	17,992	12,636
Net foreign exchange gains	(8,737)	(11,021)	(9,433)	(14,648)

Total expenses	1,170,110	1,118,541	3,109,904	2,487,427
Income (loss) before taxes and interest in (losses) earnings of equity investments	175,458	207,343	(658,500)	312,106
Income tax expense	50,085	17,762	23,828	45,316
Interest in (losses) earnings of equity investments	(1,188)	1,346	(443)	3,791

Net income (loss)	124,185	190,927	(682,771)	270,581
Preferred dividends	8,631	8,631	17,263	17,263

Net income (loss) available to common shareholders	$115,554	$182,296	$(700,034)	$253,318

Comprehensive income (loss)
Net income (loss)	$124,185	$190,927	$(682,771)	$270,581
Change in currency translation adjustment	6,303	(105,335)	44,084	(174,078)
Change in other accumulated comprehensive loss, net of tax	(1,920)	(1,321)	(2,155)	(5,254)

Comprehensive income (loss)	$128,568	$84,271	$(640,842)	$91,249

Per share data
Net income (loss) per common share:
Basic net income (loss)	$1.71	$2.36	$(10.32)	$3.19
Diluted net income (loss)	$1.69	$2.31	$(10.32)	$3.13
Weighted average number of common shares outstanding	67,628,052	77,365,445	67,811,366	79,519,198
Weighted average number of common shares and common share equivalents outstanding	68,442,300	78,796,431	67,811,366	81,050,662
Dividends declared per common share	$0.60	$0.50	$1.15	$1.00

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Common shares
Balance at beginning of period	$84,033	$82,586
Issuance of common shares	536	629

Balance at end of period	84,569	83,215
Preferred shares
Balance at beginning of period	20,800	20,800
Issuance of preferred shares	14,950	—

Balance at end of period	35,750	20,800
Additional paid-in capital
Balance at beginning of period	3,419,864	3,357,004
Issuance of preferred shares	346,772	—
Issuance of common shares	25,421	30,331

Balance at end of period	3,792,057	3,387,335
Accumulated other comprehensive income (loss)
Balance at beginning of period	4,056	84,927
Change in currency translation adjustment	44,084	(174,078)
Change in other accumulated comprehensive loss, net of tax	(2,155)	(5,254)

Balance at end of period	45,985	(94,405)
Retained earnings
Balance at beginning of period	4,761,178	4,100,782
Net (loss) income	(682,771)	270,581
Dividends on common shares	(77,746)	(79,345)
Dividends on preferred shares	(17,263)	(17,263)

Balance at end of period	3,983,398	4,274,755
Common shares held in treasury
Balance at beginning of period	(1,083,012)	(372)
Repurchase of common shares	(226,703)	(600,086)

Balance at end of period	(1,309,715)	(600,458)

Total shareholders’ equity	$6,632,044	$7,071,242

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Cash flows from operating activities
Net (loss) income	$(682,771)	$270,581
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	37,494	37,518
Amortization of intangible assets	17,992	12,636
Net realized and unrealized investment losses (gains)	34,000	(191,519)
Changes in:
Reinsurance balances, net	(361,501)	(443,469)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	11,481	7,542
Funds held by reinsured companies and funds held – directly managed	552,361	189,635
Deferred acquisition costs	(31,484)	(80,901)
Net tax assets and liabilities	(32,493)	(66,175)
Unpaid losses and loss expenses including life policy benefits	853,057	194,878
Unearned premiums	354,853	638,489
Other net changes in operating assets and liabilities	(10,651)	(8,671)

Net cash provided by operating activities	742,338	560,544
Cash flows from investing activities
Sales of fixed maturities	2,713,137	4,003,008
Redemptions of fixed maturities	801,285	561,593
Purchases of fixed maturities	(4,766,381)	(4,248,444)
Sales and redemptions of short-term investments	76,061	94,045
Purchases of short-term investments	(240,207)	(69,056)
Sales of equities	457,170	171,643
Purchases of equities	(330,323)	(341,427)
Other, net	(17,820)	(138,272)

Net cash (used in) provided by investing activities	(1,307,078)	33,090
Cash flows from financing activities
Cash dividends paid to shareholders	(95,009)	(96,608)
Net proceeds from issuance of preferred shares	361,722	—
Repurchase of common shares	(244,222)	(600,086)
Issuance of common shares	13,125	15,013
Proceeds from issuance of senior notes	—	500,000
Contract fees on forward sale agreement	—	(2,638)

Net cash provided by (used in) financing activities	35,616	(184,319)
Effect of foreign exchange rate changes on cash	24,882	(62,299)
(Decrease) increase in cash and cash equivalents	(504,242)	347,016
Cash and cash equivalents—beginning of period	2,111,084	738,309

Cash and cash equivalents—end of period	$1,606,842	$1,085,325

Supplemental cash flow information:
Taxes paid	$103,965	$109,841
Interest paid	$24,630	$17,866

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

3. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance, which updates the existing guidance, related to fair value measurement and disclosures. The amendments clarify or change the application of certain existing requirements and also require some additional disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

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

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities; inactively traded fixed maturities including bonds issued by U.S. domiciled state and municipal entities, privately issued corporate securities and special purpose financing asset-backed bonds; real estate mutual fund investments; inactively traded weather derivatives; notes receivable and total return swaps.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At June 30, 2011 and December 31, 2010, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and agencies	$—	$1,486,790	$86,782	$1,573,572
Non-U.S. sovereign government, supranational and government related	—	3,258,355	—	3,258,355
Corporate	—	5,713,985	116,428	5,830,413
Asset-backed securities	—	394,046	261,843	655,889
Residential mortgage-backed securities	—	2,999,005	—	2,999,005
Other mortgage-backed securities	—	89,710	1	89,711

Fixed maturities	$—	$13,941,891	$465,054	$14,406,945
Short-term investments	$—	$212,769	$2,923	$215,692
Equities
Consumer noncyclical	$138,638	$178	$—	$138,816
Energy	96,782	1,051	—	97,833
Finance	89,054	617	163	89,834
Technology	78,939	—	—	78,939
Communications	76,188	33	—	76,221
Industrials	71,405	—	—	71,405
Consumer cyclical	57,087	86	—	57,173
Insurance	38,447	—	—	38,447
Other	70,343	408	—	70,751
Mutual funds and exchange traded funds	58,736	210,216	6,542	275,494

Equities	$775,619	$212,589	$6,705	$994,913
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$11,634	$—	$11,634
Foreign currency option contracts	—	2,921	—	2,921
Futures contracts	6,179	219	—	6,398
Credit default swaps (protection purchased)	—	4	—	4
Credit default swaps (assumed risks)	—	906	—	906
Insurance-linked securities	23	—	251	274
Total return swaps	—	379	4,306	4,685
Interest rate swaps	—	52	—	52
Other assets	—	—	74,018	74,018
Derivative liabilities
Foreign exchange forward contracts	—	(4,512)	—	(4,512)
Foreign currency option contracts	—	(470)	—	(470)
Futures contracts	(19,126)	(487)	—	(19,613)
Credit default swaps (protection purchased)	—	(2,162)	—	(2,162)
Insurance-linked securities	(493)	—	(14,633)	(15,126)
Total return swaps	—	—	(11,459)	(11,459)
Interest rate swaps	—	(5,203)	—	(5,203)
Other liabilities	—	(1,570)	—	(1,570)

Other invested assets	$(13,417)	$1,711	$52,483	$40,777
Funds held – directly managed
U.S. government and agencies	$—	$230,481	$355	$230,836
Non-U.S. sovereign government, supranational and government related	—	313,284	—	313,284
Corporate	—	550,644	—	550,644
Short-term investments	—	42,330	—	42,330
Other invested assets	—	—	21,720	21,720

Funds held – directly managed	$—	$1,136,739	$22,075	$1,158,814

Total	$762,202	$15,505,699	$549,240	$16,817,141

December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and agencies	$—	$917,600	$55,124	$972,724
Non-U.S. sovereign government, supranational and government related	—	2,819,193	—	2,819,193
Corporate	—	6,066,865	76,982	6,143,847
Asset-backed securities	—	343,518	213,139	556,657
Residential mortgage-backed securities	—	2,305,525	—	2,305,525
Other mortgage-backed securities	—	26,153	290	26,443

Fixed maturities	$—	$12,478,854	$345,535	$12,824,389
Short-term investments	$—	$49,397	$—	$49,397
Equities
Consumer noncyclical	$186,016	$—	$—	$186,016
Technology	119,214	—	—	119,214
Energy	118,372	—	—	118,372
Finance	112,309	—	2,486	114,795
Communications	110,982	—	—	110,982
Industrials	100,572	—	—	100,572
Consumer cyclical	81,595	—	—	81,595
Insurance	48,611	—	—	48,611
Other	90,220	—	—	90,220
Mutual funds and exchange traded funds	60,372	—	40,927	101,299

Equities	$1,028,263	$—	$43,413	$1,071,676
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$27,880	$—	$27,880
Foreign currency option contracts	—	3,516	—	3,516
Futures contracts	30,593	—	—	30,593
Credit default swaps (protection purchased)	—	93	—	93
Credit default swaps (assumed risks)	—	533	—	533
Insurance-linked securities	1,320	—	—	1,320
Total return swaps	—	449	5,592	6,041
Interest rate swaps	—	246	—	246
Other assets	—	—	86,278	86,278
Derivative liabilities
Foreign exchange forward contracts	—	(13,647)	—	(13,647)
Futures contracts	(7,956)	—	—	(7,956)
Credit default swaps (protection purchased)	—	(2,407)	—	(2,407)
Credit default swaps (assumed risks)	—	(401)	—	(401)
Insurance-linked securities	(695)	—	(698)	(1,393)
Total return swaps	—	—	(12,848)	(12,848)
Interest rate swaps	—	(6,033)	—	(6,033)
Other liabilities	—	(441)	—	(441)

Other invested assets	$23,262	$9,788	$78,324	$111,374
Funds held – directly managed
U.S. government and agencies	$—	$288,164	$368	$288,532
Non-U.S. sovereign government, supranational and government related	—	384,553	—	384,553
Corporate	—	798,587	—	798,587
Mortgage/asset-backed securities	—	—	12,118	12,118
Short-term investments	—	38,613	—	38,613
Other invested assets	—	—	20,528	20,528

Funds held – directly managed	$—	$1,509,917	$33,014	$1,542,931

Total	$1,051,525	$14,047,956	$500,286	$15,599,767

At June 30, 2011 and December 31, 2010, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $297.6 million and $241.0 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,158.8 million and $1,542.9 million at June 30, 2011 and December 31, 2010, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $149.3 million and $129.2 million, respectively, and accrued investment income of $14.9 million and $19.9 million, respectively. At June 30, 2011 and December 31, 2010, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $56.5 million and $80.1 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

At June 30, 2011 and December 31, 2010, substantially all of the accrued investment income in the Unaudited Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months and six months ended June 30, 2011, there were no significant transfers between Levels 1 and 2.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At June 30, 2011 and December 31, 2010, the fair values of financial instrument assets recorded in the Unaudited Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended June 30, 2011 and 2010 (in thousands of U.S. dollars):

For the three months ended June 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases	Sales	Net transfers (out of)/into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. government and agencies	$55,929	$819	$30,064	$(30)	$—	$86,782	$819
Corporate	115,107	2,049	84	(812)	—	116,428	2,049
Asset-backed securities	262,408	7,707	47,130	(55,402)	—	261,843	(2,660)
Residential mortgage-backed securities	4,301	846	—	(5,147)	—	—	—
Other mortgage-backed securities	576	(191)	—	(384)	—	1	(166)

Fixed maturities	$438,321	$11,230	$77,278	$(61,775)	$—	$465,054	$42
Short-term investments	$1,204	$(730)	$2,449	$—	$—	$2,923	$(730)
Equities
Finance	$161	$2	$—	$—	$—	$163	$2
Mutual funds and exchange traded funds	41,451	594	—	(35,503)	—	6,542	(804)

Equities	$41,612	$596	$—	$(35,503)	$—	$6,705	$(802)
Other invested assets
Derivatives, net	$(17,042)	$322	$(4,815)	$—	$—	$(21,535)	$234
Other	84,662	(1,303)	3,568	(12,909)	—	74,018	(1,016)

Other invested assets	$67,620	$(981)	$(1,247)	$(12,909)	$—	$52,483	$(782)
Funds held – directly managed
U.S. government and agencies	$366	$(11)	$—	$—	$—	$355	$(11)
Other invested assets	22,456	(736)	—	—	—	21,720	(736)

Funds held – directly managed	$22,822	$(747)	$—	$—	$—	$22,075	$(747)

Total	$571,579	$9,368	$78,480	$(110,187)	$—	$549,240	$(3,019)

(a)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the three months ended June 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. government and agencies	$9,720	$272	$7	$—	$9,999	$272
Corporate	10,057	300	5,080	—	15,437	300
Asset-backed securities	84,984	7,359	133,615	—	225,958	7,359
Residential mortgage-backed securities	95,029	—	(95,029)	—	—	—
Other mortgage-backed securities	811	123	(80)	—	854	123

Fixed maturities	$200,601	$8,054	$43,593	$—	$252,248	$8,054
Equities
Finance	$2,459	$(1,039)	$695	$—	$2,115	$(1,039)
Mutual funds and exchange traded funds	35,670	(1,058)	5,000	—	39,612	(1,058)

Equities	$38,129	$(2,097)	$5,695	$—	$41,727	$(2,097)
Other invested assets
Derivatives, net	$(7,998)	$1,772	$(8,353)	$—	$(14,579)	$1,772
Other	25,918	(253)	24,624	—	50,289	(253)

Other invested assets	$17,920	$1,519	$16,271	$—	$35,710	$1,519
Funds held – directly managed
U.S. government and agencies	$204	$153	$—	$—	$357	$153
Mortgage/asset-backed securities	13,260	(683)	—	—	12,577	(683)
Other invested assets	30,348	(3,523)	—	—	26,825	(3,523)

Funds held – directly managed	$43,812	$(4,053)	$—	$—	$39,759	$(4,053)

Total	$300,462	$3,423	$65,559	$—	$369,444	$3,423

During the three months ended June 30, 2011 and 2010, there were no transfers into or out of Level 3.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the six months ended June 30, 2011 and 2010 (in thousands of U.S. dollars):

For the six months ended June 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases	Sales	Net transfers into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. government and agencies	$55,124	$1,624	$30,064	$(30)	$—	$86,782	$1,624
Corporate	76,982	(37,066)	40,878	(4,546)	40,180	116,428	2,368
Asset-backed securities	213,139	10,678	101,644	(63,618)	—	261,843	4,257
Residential mortgage-backed securities	—	1,385	4,212	(5,597)	—	—	—
Other mortgage-backed securities	290	(224)	408	(473)	—	1	(203)

Fixed maturities	$345,535	$(23,603)	$177,206	$(74,264)	$40,180	$465,054	$8,046
Short-term investments	$—	$(1,069)	$3,992	$—	$—	$2,923	$(1,069)
Equities
Finance	$2,486	$239	$—	$(2,562)	$—	$163	$13
Mutual funds and exchange traded funds	40,927	1,242	—	(35,627)	—	6,542	(382)

Equities	$43,413	$1,481	$—	$(38,189)	$—	$6,705	$(369)
Other invested assets
Derivatives, net	$(7,954)	$(8,803)	$(4,778)	$—	$—	$(21,535)	$(8,893)
Other	86,278	(3,207)	6,548	(15,601)	—	74,018	(2,497)

Other invested assets	$78,324	$(12,010)	$1,770	$(15,601)	$—	$52,483	$(11,390)
Funds held – directly managed
U.S. government and agencies	$368	$(13)	$—	$—	$—	$355	$(13)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	1,192	—	—	—	21,720	1,192

Funds held – directly managed	$33,014	$1,029	$—	$(11,968)	$—	$22,075	$1,179

Total	$500,286	$(34,172)	$182,968	$(140,022)	$40,180	$549,240	$(3,603)

For the six months ended June 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/ into Level 3 (a)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. government and agencies	$4,286	$272	$9,727	$(4,286)	$9,999	$272
Corporate	15,041	423	10,900	(10,927)	15,437	423
Asset-backed securities	99,952	4,601	124,305	(2,900)	225,958	4,576
Residential mortgage-backed securities	77,440	191	(77,631)	—	—	—
Other mortgage-backed securities	874	153	(173)	—	854	153

Fixed maturities	$197,593	$5,640	$67,128	$(18,113)	$252,248	$5,424
Equities
Finance	$2,488	$(1,068)	$695	$—	$2,115	$(1,068)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	(198)	5,000	—	39,612	(198)

Equities	$38,103	$(1,350)	$4,974	$—	$41,727	$(1,266)
Other invested assets
Derivatives, net	$(9,361)	$4,315	$(17,699)	$8,166	$(14,579)	$2,490
Other	25,815	(169)	24,643	—	50,289	(169)

Other invested assets	$16,454	$4,146	$6,944	$8,166	$35,710	$2,321
Funds held – directly managed
U.S. government and agencies	$375	$(18)	$—	$—	$357	$(18)
Non-U.S. sovereign government, supranational and government related	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(4,431)	—	16,866	12,577	(4,426)
Other invested assets	35,685	(8,860)	—	—	26,825	(8,860)

Funds held – directly managed	$39,619	$(13,322)	$(3,404)	$16,866	$39,759	$(13,304)

Total	$291,769	$(4,886)	$75,642	$6,919	$369,444	$(6,825)

During the six months ended June 30, 2011, a catastrophe bond (included within corporate fixed maturities) with a fair value of $40.2 million was transferred from Level 2 into Level 3. The transfer into Level 3 was due to the lack of observable market inputs at March 31, 2011, leading the Company to apply inputs that were not directly observable. The catastrophe bond matured during the three months ended June 30, 2011.

During the six months ended June 30, 2010, certain fixed maturities with a fair value of $18.1 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of municipal (included within U.S. government and agencies), corporate and student loans (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation as of June 30, 2010, resulting from the continued recovery of the financial markets. In addition, during the six months ended June 30, 2010, certain derivatives with a fair value in a net liability position of $8.2 million were transferred out of Level 3 into Level 2 due to the availability of observable inputs.

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and six months ended June 30, 2011 and 2010, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Fixed maturities	$130,907	$165,665	$(9,321)	$264,762
Short-term investments	194	7	(446)	(2,418)
Equities	(30,197)	(126,610)	(14,079)	(101,198)
Other invested assets	(3,689)	(226)	(3,333)	(142)
Funds held – directly managed	10,756	19,988	(1,494)	31,167

Total	$107,971	$58,824	$(28,673)	$192,171

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

Short term investments

Short term investments are valued in a manner similar to the Company’s fixed maturity investments and are generally classified in Level 2. Special purpose financing securities purchased with less than 12 months to maturity are generally inactively traded and are priced based on valuation models using unobservable inputs, including cash flow assumptions and credit spreads. The Company generally classifies these securities in Level 3.

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

(b) Fair Value of Financial Instrument Liabilities

Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments. At June 30, 2011 and December 31, 2010, the fair values of financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts). The methods and assumptions used by the Company in estimating the fair value of the Senior Notes and CENts did not change from December 31, 2010.

The carrying values and fair values of the Senior Notes and CENts as of June 30, 2011 and December 31, 2010 were as follows (in thousands of U.S. dollars):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	750,000	793,773	750,000	781,950
Debt related to capital efficient notes (2)	63,384	61,133	63,384	59,261

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.

5. Derivatives

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at June 30, 2011. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

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

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
June 30, 2011			Net notional exposure	Fair value
Derivatives not designated as hedges
Foreign exchange forward contracts	$11,634	$(4,512)	$2,956,150	$7,122
Foreign currency option contracts	2,921	(470)	163,304	2,451
Futures contracts	6,398	(19,613)	2,334,365	(13,215)
Credit default swaps (protection purchased)	4	(2,162)	109,890	(2,158)
Credit default swaps (assumed risks)	906	—	27,500	906
Insurance-linked securities	274	(15,126)	95,848	(14,852)
Total return swaps	4,685	(11,459)	159,720	(6,774)
Interest rate swaps(1)	52	(5,203)	—	(5,151)

Total derivatives	$26,874	$(58,545)		$(31,671)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2010			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$(1,160)	$198,448	$(1,160)

Total derivatives designated as hedges	$—	$(1,160)		$(1,160)

Derivatives not designated as hedges
Foreign exchange forward contracts	$27,880	$(12,487)	$1,770,448	$15,393
Foreign currency option contracts	3,516	—	104,386	3,516
Futures contracts	30,593	(7,956)	1,756,811	22,637
Credit default swaps (protection purchased)	93	(2,407)	113,752	(2,314)
Credit default swaps (assumed risks)	533	(401)	27,500	132
Insurance-linked securities	1,320	(1,393)	88,765	(73)
Total return swaps	6,041	(12,848)	161,408	(6,807)
Interest rate swaps(1)	246	(6,033)	—	(5,787)

Total derivatives not designated as hedges	$70,222	$(43,525)		$26,697

Total derivatives	$70,222	$(44,685)		$25,537

(1)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at June 30, 2011 and December 31, 2010 is recorded in Other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. At June 30, 2011, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	Amount of gain (loss) on derivatives recognized in income for the three months ended June 30, 2011	Amount of gain (loss) on derivatives recognized in income for the three months ended June 30, 2010	Amount of gain (loss) on derivatives recognized in income for the six months ended June 30, 2011	Amount of gain (loss) on derivatives recognized in income for the six months ended June 30, 2010
Foreign exchange forward contracts	$65,250	$14,557	$48,234	$10,542
Foreign currency option contracts	2,457	(1,066)	2,381	1,134

Total included in net foreign exchange gains and losses	$67,707	$13,491	$50,615	$11,676
Futures contracts	$(66,231)	$(55,170)	$(86,514)	$(76,115)
Credit default swaps (protection purchased)	(306)	311	(551)	(341)
Credit default swaps (assumed risks)	770	(1,400)	1,607	(1,379)
Insurance-linked securities	(2,546)	2,676	(9,620)	3,814
Total return swaps	(115)	(212)	684	2,409
Interest rate swaps	(182)	(104)	641	393
Interest rate derivatives	—	—	—	(3,848)
Other	—	55	—	(66)

Total included in net realized and unrealized investment gains and losses	$(68,610)	$(53,844)	$(93,753)	$(75,133)
Total derivatives	$(903)	$(40,353)	$(43,138)	$(63,457)

6. Shareholders’ Equity

Series E Cumulative Redeemable Preferred Shares

In June 2011, the Company issued 14,950,000 of 7.25% Series E cumulative redeemable preferred shares (Series E preferred shares) for a total consideration of $362 million after underwriting discounts, commissions and other related expenses totaling $12 million. The net proceeds were used for general corporate purposes. On or after June 1, 2016, the Company may redeem the Series E preferred shares, in whole at any time or in part from time to time, at $25.00 per share plus accrued and unpaid dividends, if any, without interest. The Series E preferred shares are also redeemable at any time upon certain changes in tax law. Dividends on the Series E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears, commencing September 1, 2011. In the event of liquidation of the Company, the holders of outstanding Series E preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $374 million, plus accrued and unpaid dividends, if any.

7. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Numerator:
Net income (loss)	$124,185	$190,927	$(682,771)	$270,581
Less: preferred dividends	(8,631)	(8,631)	(17,263)	(17,263)

Net income (loss) available to common shareholders	$115,554	$182,296	$(700,034)	$253,318

Denominator:
Weighted number of common shares outstanding - basic	67,628.1	77,365.4	67,811.4	79,519.2
Share options and other (1)	814.2	1,431.0	—	1,531.5

Weighted average number of common shares and common share equivalents outstanding- diluted	68,442.3	78,796.4	67,811.4	81,050.7

Basic net income (loss) per share	$1.71	$2.36	$(10.32)	$3.19
Diluted net income (loss) per share(1)	$1.69	$2.31	$(10.32)	$3.13

(1)	Dilutive securities, in the form of share options and other, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the six months ended June 30, 2011. The weighted average number of common and common share equivalents outstanding would have amounted to 68,769.9 thousand shares if these securities had been included for the six months ended June 30, 2011. In addition, at June 30, 2011 and 2010, share based awards to purchase 1,253.6 and 840.4 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

8. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. Performance of these notes receivable to date has been within expectations. At June 30, 2011 and December 31, 2010, none of the Company’s notes receivable are past due or in default and, accordingly, the Company believes that an allowance for credit losses related to these notes receivable is not required at June 30, 2011 and December 31, 2010.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At June 30, 2011, the Company’s notes receivable of $101.6 million were all performing and were collateralized by residential property and commercial property of $51.8 million and $49.8 million, respectively.

The Company purchased financing receivables of $66.0 million during the three months and six months ended June 30, 2011. There were no sales of financing receivables during the three months and six months ended June 30, 2011, however, the outstanding balance has been reduced by settlements of the underlying debt.

(b) Legal Proceedings

There has been no significant change in legal proceedings at June 30, 2011 compared to December 31, 2010. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

9. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other as described in Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Following the completion of the Company’s integration of PARIS RE Holdings Limited into its other Non-life sub-segments, and to reflect other changes in management responsibilities for certain lines of business and treaties, the Company redefined its financial reporting segments. The comparative data that was previously presented in the Company’s Form 10-Q for the three months and six months ended June 30, 2010 has been recast to conform to the current period presentation.

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

The following tables provide a summary of the segment revenues and results for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$242	$122	$350	$169	$883	$195	$4	$1,082
Net premiums written	$242	$121	$333	$161	$857	$195	$4	$1,056
Decrease (increase) in unearned premiums	19	72	8	(51)	48	6	(3)	51

Net premiums earned	$261	$193	$341	$110	$905	$201	$1	$1,107
Losses and loss expenses and life policy benefits	(190)	(127)	(206)	(123)	(646)	(166)	(2)	(814)
Acquisition costs	(63)	(53)	(78)	(9)	(203)	(26)	—	(229)

Technical result	$8	$13	$57	$(22)	$56	$9	$(1)	$64
Other income					—	—	1	1
Other operating expenses					(71)	(13)	(30)	(114)

Underwriting result					$(15)	$(4)	n/a	$(49)
Net investment income						16	142	158

Allocated underwriting result (1)						$12	n/a	n/a
Net realized and unrealized investment gains							78	78
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							9	9
Income tax expense							(50)	(50)
Interest in losses of equity investments							(1)	(1)

Net income							n/a	$124

Loss ratio (2)	72.8%	65.9%	60.3%	111.7%	71.4%
Acquisition ratio (3)	24.1	27.6	22.9	8.1	22.4

Technical ratio (4)	96.9%	93.5%	83.2%	119.8%	93.8%
Other operating expense ratio (5)					7.9

Combined ratio (6)					101.7%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended June 30, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$207	$189	$371	$206	$973	$167	$—	$1,140
Net premiums written	$207	$186	$355	$191	$939	$167	$7	$1,113
Decrease (increase) in unearned premiums	16	45	21	(90)	(8)	6	(6)	(8)

Net premiums earned	$223	$231	$376	$101	$931	$173	$1	$1,105
Losses and loss expenses and life policy benefits	(116)	(141)	(292)	13	(536)	(169)	—	(705)
Acquisition costs	(69)	(61)	(82)	(7)	(219)	(25)	—	(244)

Technical result	$38	$29	$2	$107	$176	$(21)	$1	$156
Other income (loss)					1	1	(1)	1
Other operating expenses					(82)	(13)	(65)	(160)

Underwriting result					$95	$(33)	n/a	$(3)
Net investment income						20	154	174

Allocated underwriting result						$(13)	n/a	n/a
Net realized and unrealized investment gains							46	46
Interest expense							(13)	(13)
Amortization of intangible assets							(8)	(8)
Net foreign exchange gains							11	11
Income tax expense							(17)	(17)
Interest in earnings of equity investments							1	1

Net income							n/a	$191

Loss ratio	52.2%	61.1%	77.6%	(12.8)%	57.6%
Acquisition ratio	30.7	26.4	21.9	6.3	23.4

Technical ratio	82.9%	87.5%	99.5%	(6.5)%	81.0%
Other operating expense ratio					8.8

Combined ratio					89.8%

Segment Information

For the six months ended June 30, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$581	$440	$724	$486	$2,231	$403	$6	$2,640
Net premiums written	$581	$437	$648	$453	$2,119	$402	$6	$2,527
(Increase) decrease in unearned premiums	(60)	(63)	10	(220)	(333)	(17)	(5)	(355)

Net premiums earned	$521	$374	$658	$233	$1,786	$385	$1	$2,172
Losses and loss expenses and life policy benefits	(365)	(277)	(427)	(1,040)	(2,109)	(311)	(2)	(2,422)
Acquisition costs	(129)	(93)	(158)	(1)	(381)	(56)	—	(437)

Technical result	$27	$4	$73	$(808)	$(704)	$18	$(1)	$(687)
Other income					2	—	1	3
Other operating expenses					(137)	(25)	(56)	(218)

Underwriting result					$(839)	$(7)	n/a	$(902)
Net investment income						31	279	310

Allocated underwriting result						$24	n/a	n/a
Net realized and unrealized investment losses							(34)	(34)
Interest expense							(24)	(24)
Amortization of intangible assets							(18)	(18)
Net foreign exchange gains							9	9
Income tax expense							(24)	(24)
Interest in losses of equity investments							—	—

Net loss							n/a	$(683)

Loss ratio	70.0%	74.0%	64.9%	446.3%	118.0%
Acquisition ratio	24.8	25.0	24.0	0.3	21.4

Technical ratio	94.8%	99.0%	88.9%	446.6%	139.4%
Other operating expense ratio					7.7

Combined ratio					147.1%

Segment Information

For the six months ended June 30, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$564	$633	$880	$615	$2,692	$354	$3	$3,049
Net premiums written	$564	$621	$811	$550	$2,546	$349	$2	$2,897
Increase in unearned premiums	(73)	(160)	(98)	(295)	(626)	(12)	(1)	(639)

Net premiums earned	$491	$461	$713	$255	$1,920	$337	$1	$2,258
Losses and loss expenses and life policy benefits	(296)	(387)	(595)	(140)	(1,418)	(299)	—	(1,717)
Acquisition costs	(137)	(114)	(146)	(18)	(415)	(49)	—	(464)

Technical result	$58	$(40)	$(28)	$97	$87	$(11)	$1	$77
Other income (loss)					2	1	(1)	2
Other operating expenses					(160)	(27)	(101)	(288)

Underwriting result					$(71)	$(37)	n/a	$(209)
Net investment income						37	311	348

Allocated underwriting result						$—	n/a	n/a
Net realized and unrealized investment gains							191	191
Interest expense							(20)	(20)
Amortization of intangible assets							(13)	(13)
Net foreign exchange gains							15	15
Income tax expense							(45)	(45)
Interest in earnings of equity investments							4	4

Net income							n/a	$271

Loss ratio	60.2%	84.0%	83.4%	54.6%	73.9%
Acquisition ratio	28.0	24.6	20.5	7.3	21.6

Technical ratio	88.2%	108.6%	103.9%	61.9%	95.5%
Other operating expense ratio					8.3

Combined ratio					103.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Financial Measures

In addition to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows:

			June 30, 2011	December 31, 2010
Diluted book value per common share and common share equivalents outstanding(1)			$83.71	$93.77

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Operating earnings (loss) available to common shareholders (in millions of U.S. dollars)(2)	$67	$142	$(668)	$91
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(3)	4.2%	8.5%	(21.0)%	2.7%
Combined ratio(4)	101.7%	89.8%	147.1%	103.8%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (operating earnings or loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its operating earnings or loss calculation, as discussed below.
(3)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using operating earnings or loss, as defined above, per common share and common share equivalents outstanding, divided by beginning diluted book value per common share and common share equivalents outstanding, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its Operating ROE calculation, as discussed below.

(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Effective January 1, 2011, Management redefined its operating earnings or loss available to common shareholders (operating earnings or loss) calculation to additionally exclude net foreign exchange gains or losses. Management believes that net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. In addition, Management redefined its Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity) calculation to measure Operating ROE on a diluted per share basis. Management believes that the redefined Operating ROE incorporates capital management activities while remaining based on the concept of deploying available capital on an annual basis. Operating earnings or loss and Operating ROE for the three months and six months ended June 30, 2010 have been recast to reflect the Company’s redefined non-GAAP measures.

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

The Company’s Diluted Book Value per Share decreased by 11% to $83.71 at June 30, 2011 from $93.77 at December 31, 2010, primarily due to the comprehensive loss in the six months ended June 30, 2011, partially offset by the accretive impact of the share repurchases. The comprehensive loss in the six months ended June 30, 2011 was driven by significant catastrophic losses, which are described in Overview and Review of Net Income (Loss) below. Also see Shareholders’ Equity and Capital Resources Management below.

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

Operating earnings decreased by $75 million from $142 million in the three months ended June 30, 2010 to $67 million in the same period of 2011 primarily due to a decrease in the Non-life underwriting result of $110 million, which was driven by large catastrophic losses, and was partially offset by an increase in the Life underwriting result and lower charges related to the Company’s voluntary termination plan (see Results of Operations—Overview in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the voluntary termination plan). Operating earnings decreased by $759 million from $91 million in the six months ended June 30, 2010 to a loss of $668 million in the same period of 2011 primarily due to the same factors described for the three months ended June 30, 2011. The factors contributing to the increases or decreases in operating earnings or loss in the three months and six months ended June 30, 2011 compared to the same periods in 2010 are further described in Overview and Review of Net Income (Loss) below.

The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most comparable GAAP financial measure (in millions of U.S. dollars):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net income (loss)	$124	$191	$(683)	$271
Less:
Net realized and unrealized investment gains (losses), net of tax	41	29	(47)	141
Net foreign exchange gains, net of tax	9	10	16	19
Interest in (losses) earnings of equity investments, net of tax	(2)	1	(1)	3
Dividends to preferred shareholders	9	9	17	17

Operating earnings (loss) available to common shareholders	$67	$142	$(668)	$91

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

Operating ROE decreased from 8.5% in the three months ended June 30, 2010 to 4.2% in the same period of 2011 and from 2.7% in the six months ended June 30, 2010 to a loss of 21.0% in the same period of 2011. The decreases in Operating ROE were primarily due to the decrease in operating earnings in the three months and six months ended June 30, 2011, which were driven by large catastrophic losses, and are described further in Overview and Review of Net Income (Loss).

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most comparable GAAP financial measure:

	For the three	For the three	For the six		For the six
	months ended	months ended	months ended		months ended
	June 30, 2011	June 30, 2010	June 30, 2011		June 30, 2010
Annualized return on beginning diluted book value per common share calculated with net income (loss) per share available to common shareholders	7.2%	11.0%	(22.0	) %	7.4%
Less:
Annualized net realized and unrealized investment gains (losses), net of tax, on beginning diluted book value per common share	2.5	1.8	(1.5)		4.1
Annualized net foreign exchange gains, net of tax, on beginning diluted book value per common share	0.6	0.6	0.5		0.5
Annualized net interest in (losses) earnings of equity investments, net of tax, on beginning diluted book value per common share	(0.1)	0.1	—		0.1

Annualized operating return on beginning diluted book value per common share	4.2%	8.5%	(21.0	) %	2.7%

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

The Non-life combined ratio increased from 89.8% and 103.8% in the three months and six months ended June 30, 2010, respectively, to 101.7% and 147.1% in the same periods of 2011, respectively. The increase in the Non-life combined ratio during the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to large catastrophic losses related to a large number of tornadoes, that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 (U.S. tornadoes), and a net increase in the Company’s loss estimates related to the large catastrophic losses that occurred during the three months ended March 31, 2011, which were primarily associated with the New Zealand earthquake that occurred in February 2011 (New Zealand Earthquake). These events contributed 19.9 points to the combined ratio during the three months ended June 30, 2011, while the Non-life combined ratio included 6.9 points related to the Deepwater Horizon Oil Platform loss (Deepwater Horizon) in the same period of 2010. The increase in the Non-life combined ratio during the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to large catastrophic losses related to the Japan Earthquake and resulting tsunami (Japan Earthquake), the New Zealand Earthquake, U.S. tornadoes, the floods in Queensland, Australia (Australian Floods) and aggregate contracts covering losses in Australia and New Zealand. These events contributed 67.6 points to the combined ratio during the six months ended June 30, 2011, while the Non-life combined ratio included 18.2 points related to the Chile Earthquake and Deepwater Horizon in the same period of 2010.

Comment on Non-GAAP Measures

Throughout this filing, the Company’s results of operations have been presented in the way that Management believes will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of the Company. This presentation includes the use of operating earnings or loss and Operating ROE that are not calculated under standards or rules that comprise U.S. GAAP. These measures are referred to as non-GAAP financial measures within the meaning of Regulation G. Management believes that these non-GAAP financial measures are important to investors, analysts, rating agencies and others who use the Company’s financial information and will help provide a consistent basis for comparison between years and for comparison with the Company’s peer group, although non-GAAP measures may be defined or calculated differently by other companies. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. A reconciliation of these measures to the most comparable U.S. GAAP financial measures, net income or loss and return on beginning common shareholders’ equity calculated with net income or loss available to common shareholders, is presented above.

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

The limits and actual exposures of the Company for its four major risks are as follows:

	Limit at June 30, 2011	Deployed at June 30, 2011	Deployed at December 31, 2010
Catastrophe risk – largest zonal limit	$2.8 billion	$2.1 billion	$2.5 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	2.9 billion	3.0 billion
Equity investment risk – value of equity and equity-like securities	3.3 billion	1.5 billion	1.5 billion
Longevity risk – net present value loss from extreme mortality improvement scenario	2.0 billion	1.0 billion	1.0 billion

The following table summarizes risk appetite and modeled economic loss for the Company’s major risks discussed above:

	Risk Appetite at June 30, 2011(1)	Modeled Economic Loss at June 30, 2011(1)	Modeled Economic Loss at December 31, 2010(1)
Catastrophe risk – 1 in 75 year annual aggregate loss	$1.4 billion	$1.3 billion	$1.3 billion
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years reserve development	0.7 billion	0.4 billion	0.4 billion
Equity investment risk – 1 in 75 year decline in value	1.1 billion	0.5 billion	0.5 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at June 30, 2011 have not changed materially compared to December 31, 2010. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments.

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

During the three months and six months ended June 30, 2011 and 2010, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for each sub-segment of the Company’s Non-life segment for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Non-life prior year favorable reserve development:
North America	$55	$53	$95	$76
Global (Non-U.S.) P&C	22	25	54	59
Global (Non-U.S.) Specialty	58	32	93	48
Catastrophe	26	11	61	31

Total net Non-life prior year favorable reserve development	$161	$121	$303	$214

The net Non-life favorable reserve development on prior accident years for the three months and six months ended June 30, 2011 and 2010 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net Non-life prior year favorable (adverse) reserve development:
Net prior year reserve development due to changes in premiums	$2	$—	$(26)	$(6)
Net prior year reserve development due to all other factors (1)	159	121	329	220

Total net Non-life prior year favorable reserve development	$161	$121	$303	$214

(1)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded as of June 30, 2011 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$989	$138	$2,166	$3,293	$(22)	$3,271
Global (Non-U.S.) P&C	1,621	7	1,283	2,911	(32)	2,879
Global (Non-U.S.) Specialty	2,109	81	1,780	3,970	(236)	3,734
Catastrophe	374	1,059	409	1,842	(88)	1,754

Total Non-life	$5,093	$1,285	$5,638	$12,016	$(378)	$11,638

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at June 30, 2011. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The recorded point estimates related to net loss reserves recorded by the Company, and the range of actuarial estimates at June 30, 2011, were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point
	Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,271	$3,494	$2,584
Global (Non-U.S.) P&C	2,879	3,115	2,463
Global (Non-U.S.) Specialty	3,734	3,889	3,302
Catastrophe	1,754	1,851	1,637

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $11,638 million of net Non-life loss reserves at June 30, 2011, $1,165 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement, and are not subject to loss reserve variability. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Life segment experienced net adverse prior year loss development of $2 million in the three months ended June 30, 2011, primarily driven by net adverse development on certain short-term disability treaties in the mortality line. The net favorable prior year loss development of $2 million in the six months ended June 30, 2011 was primarily due to favorable development related to the GMDB business, driven by updated cedant information and an improvement in the capital markets, being offset by adverse development on certain short-term treaties and a credit life treaty in the mortality line. The Life segment reported net adverse prior year loss development of $28 million and $17 million during the three months and six months ended June 30, 2010, respectively, primarily driven by adverse development in the longevity line, due to an improvement in the mortality trend related to an impaired life annuity (ILA) treaty. See Results by Segment below.

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $549 million and $500 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the Level 3 assets of $549 million included fixed maturities and short-term investments of $468 million, equities of $7 million, other invested assets of $52 million and investments underlying the funds held – directly managed account of $22 million. For additional information related to the transfers into, and out of, the Company’s Level 3 classification during the three months and six months ended June 30, 2011, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For additional information on the Company’s use of derivative financial instruments, see Note 5 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months and Six Months Ended June 30, 2011 and 2010

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was weaker against most currencies in the three months ended June 30, 2011 compared to the same period in 2010 and weaker against most currencies, except the euro, in the six months ended June 30, 2011 compared to the same period in 2010; and

•	the U.S. dollar exchange rate weakened against most currencies at June 30, 2011 compared to December 31, 2010.

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

The year over year comparison of the Company’s results is primarily affected by the losses related to large catastrophic events in the three months and six months ended June 30, 2011 and 2010, the decrease in gross and net premiums written in the Non-life segment due to cancellations and non-renewals of business as a result of decreases in pricing, the repositioning of the Company’s portfolio following the integration of PARIS RE Holdings Limited’s (Paris Re) business, including a reduction in catastrophe exposures, and continued volatility in the capital and credit markets. To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

During the three months ended March 31, 2011 the Company incurred losses, net of retrocession, reinstatement premiums and profit commission adjustments, of $1,071 million related to the combined impact of the Japan Earthquake, New Zealand Earthquake, Australian Floods and an aggregate contract covering losses in Australia and New Zealand. Based on information received from cedants, the Company has increased its loss estimates related to these events during the three months ended June 30, 2011 by $59 million, net of retrocession, reinstatement premiums and profit commission adjustments, which primarily related to adverse development on the New Zealand Earthquake of $71 million following the receipt of updated cedant information.

During the three months ended June 30, 2011, the Company incurred losses of $89 million, net of retrocession, reinstatement premiums and profit commission adjustments related to the U.S. tornadoes and $33 million related to an aggregate contract covering losses in Australia and New Zealand.

During the six months ended June 30, 2011, the Company’s incurred losses related to these events, net of retrocession, reinstatement premiums and profit commission adjustments, of $1,259 million, with $717 million related to the Japan Earthquake, $323 million related to the New Zealand Earthquake, $93 million related to aggregate contracts covering losses in New Zealand and Australia, $89 million related to the U.S. tornadoes and $37 million related to the Australian Floods (see Results by Segment below for further details).

During the three months and six months ended June 30, 2010 the Company incurred losses of $55 million and $355 million, net of retrocession, reinstatement premiums and profit commission adjustments, related to the combined impact of the Chile Earthquake and Deepwater Horizon, respectively.

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

The Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given it is based on limited and preliminary information that has been received from cedants to date and is also based, to a lesser extent, on modeled losses. While the Company believes its techniques for modeling the impact of losses related to this event provides a reasonable basis for the estimation of its loss exposure, the Company cautions that estimates based on modeling are subject to a high degree of uncertainty. Additionally, due to the characteristics of the Company’s reinsurance portfolio in the region, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its loss estimates related to the Japan Earthquake and the ultimate losses arising from this event may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

The following table reflects the combined impact of the above losses and the impact on the Company’s technical result, net realized and unrealized investment losses and pre-tax income by segment and sub-segment during the three months and six months ended June 30, 2011 (in millions of U.S. dollars):

Three months ended June 30, 2011	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$40	$6	$10	$144	$200	$—	$2	$202
Reinstatement premiums	—	—	—	(18)	(18)	—	—	(18)
Acquisition costs	(6)	—	—	2	(4)	—	—	(4)

Impact on technical result	$34	$6	$10	$128	$178	$—	$2	$180
Net realized and unrealized investment losses					—	—	—	—

Impact on pre-tax income					$178	$—	$2	$180

Six months ended June 30, 2011	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$53	$52	$43	$1,095	$1,243	$4	$2	$1,249
Reinstatement premiums	—	—	—	(23)	(23)	—	—	(23)
Acquisition costs	(6)	—	—	(10)	(16)	—	—	(16)

Impact on technical result	$47	$52	$43	$1,062	$1,204	$4	$2	$1,210
Net realized and unrealized investment losses					—	—	49	49

Impact on pre-tax income					$1,204	$4	$51	$1,259

During the three months and six months ended June 30, 2011, gross premiums written in the Company’s Non-life segment decreased by 9% and 17%, respectively, compared to the same periods in 2010. The decrease in gross premiums written impacted all of the Company’s Non-life sub-segments, except the North America sub-segment, and was most pronounced in the Global (Non-U.S.) P&C sub-segment. The decreases are primarily driven by the effects of the Company’s decision to reduce or cancel business, as a result of decreases in pricing in certain competitive markets and the repositioning of its portfolios following the integration of Paris Re’s business, including reducing the level of catastrophe-exposed business written.

During the three months ended June 30, 2011, European and U.S. risk-free interest rates decreased, credit spreads widened and equity markets remained relatively flat, while the U.S. dollar weakened against most major currencies. In the six months ended June 30, 2011, European and U.S. risk-free interest rates increased modestly, equity markets improved and credit spreads were flat, while the U.S. dollar weakened against most major currencies. As a result of these movements, the value of the Company’s investment portfolio and cash and cash equivalents increased at June 30, 2011 compared to December 31, 2010, primarily due to the impact of foreign exchange and higher equity markets and was partially offset by the impact of increased risk free rates.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net Income (Loss), Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the three months and six months ended June 30, 2011 and 2010 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2011	% Change 2011 over 2010		For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010		For the six months ended June 30, 2010
Net income (loss)	$124	(35	) %	$191	$(683)	NM	%	$271
Less: preferred dividends	9	—		9	17	—		17

Net income (loss) available to common shareholders	$115	(37)		$182	$(700)	NM		$254
Diluted net income (loss) per share	$1.69	(27)		$2.31	$(10.32)	NM		$3.13

NM: not meaningful

Three-month result

The decrease in net income, net income available to common shareholders and diluted net income per share for the three months ended June 30, 2011 compared to the same period in 2010 resulted primarily from:

•

a decrease in the Non-life underwriting result of $110 million, driven by large catastrophic losses related to the U.S. tornadoes and net adverse loss development on the prior quarter primarily related to the New Zealand Earthquake, which were partially offset by an increase in net favorable prior year loss development, compared to a large loss related to Deepwater Horizon in the three months ended June 30, 2010;

•	an increase in income tax expense of $33 million, resulting from a change in the geographic distribution of the Company’s pre-tax net income; and

•	a decrease in net investment income of $16 million; partially offset by

•	a decrease in other corporate operating expenses of $35 million, primarily driven by the charges related to the Company’s voluntary termination plan in the three months ended June 30, 2010;

•	an increase in pre-tax net realized and unrealized investment gains of $32 million; and

•	an improvement in the Life underwriting result of $29 million, primarily driven by lower net adverse loss development on prior years.

Six-month result

The decrease in net (loss) income, net (loss) income available to common shareholders and diluted net (loss) income per share for the six months ended June 30, 2011 compared to the same period in 2010 resulted primarily from:

•

a decrease in the Non-life underwriting result of $768 million, primarily driven by large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake, U.S. tornadoes, Australian Floods and aggregate contracts covering losses in Australia and New Zealand in 2011, partially offset by an increase in net favorable prior year loss development, compared to large catastrophic losses related to the Chile Earthquake and a large loss related to Deepwater Horizon in 2010;

•	a decrease in pre-tax net realized and unrealized investment gains of $225 million; and

•	a decrease in net investment income of $38 million; partially offset by

•	a decrease in other corporate operating expenses of $45 million, primarily driven by the charges related to the Company’s voluntary termination plan in the six months ended June 30, 2010; and

•	an improvement in the Life underwriting result of $30 million.

Review of Net Income (Loss)

Management analyzes the Company’s net income in three parts: underwriting result, investment result and other components of net income (loss). Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains or losses and interest in earnings or losses of equity investments. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains or losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains or losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income or loss include technical result and other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains or losses and income tax expense or benefit.

The components of net income (loss) for the three months and six months ended June 30, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Underwriting result:
Non-life	$(15)	NM %	$95	$(839)	NM %	$(71)
Life	(4)	(88)	(33)	(7)	(80)	(37)
Investment result:
Net investment income	158	(9)	174	310	(11)	348
Net realized and unrealized investment gains (losses)	78	70	46	(34)	NM	191
Interest in (losses) earnings of
equity investments(1)	(1)	NM	1	—	NM	4
Corporate and Other:
Technical result(2)	(1)	NM	1	(1)	NM	1
Other income (loss)(2)	1	NM	(1)	1	NM	(1)
Other operating expenses	(30)	(56)	(65)	(56)	(45)	(101)
Interest expense	(12)	(5)	(13)	(24)	23	(20)
Amortization of intangible assets(3)	(9)	17	(8)	(18)	42	(13)
Net foreign exchange gains	9	(21)	11	9	(36)	15
Income tax expense	(50)	182	(17)	(24)	(47)	(45)

Net income (loss)	$124	(35)	$191	$(683)	NM	$271

(1)	Interest in earnings or loss of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

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

Three-month result

The underwriting result for the Non-life segment decreased by $110 million, from $95 million in the three months ended June 30, 2010 to a loss of $15 million in the same period of 2011. The decrease was primarily attributable to:

•

an increase in large catastrophic losses and large losses of $119 million, net of retrocession, reinstatement premiums and related profit commissions, related to the U.S. tornadoes and an aggregate contract covering losses in Australia and New Zealand;

•

an increase in net adverse loss development on the prior quarter of $93 million, from net favorable loss development of $38 million in the three months ended June 30, 2010 to net adverse loss development of $55 million in the same period of 2011; and

•

an increase of approximately $12 million resulting from declining profitability of the business, a higher level of mid-sized loss activity and a reduced level of premiums earned, which were reduced by a lower level of loss estimates in the credit/surety line of business; partially offset by

•	a decrease in losses and loss expenses of $63 million, net of retrocession and reinstatement premiums, related to Deepwater Horizon;

•

an increase in net favorable loss development on prior accident years of $40 million, from $121 million in the three months ended June 30, 2010 to $161 million in the same period of 2011. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; and

•	a decrease in other operating expenses of $11 million, primarily driven by lower personnel costs.

The underwriting result for the Life segment improved from a loss of $33 million in the three months ended June 30, 2010 to a loss of $4 million in the three months ended June 30, 2011. The improvement in the underwriting result was primarily due to a decrease in net adverse prior year loss development. See Results by Segment below.

Net investment income decreased by $16 million to $158 million in the three months ended June 30, 2011 from $174 million in the same period of 2010. The decrease in net investment income of 9% is primarily attributable to a decrease in net investment income from fixed maturities and funds held – directly managed due to lower reinvestment rates, which were partially offset by the purchase of higher yielding investments and foreign exchange fluctuations. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains increased by $32 million, from $46 million in the three months ended June 30, 2010 to $78 million in the same period of 2011. The net realized and unrealized investment gains of $78 million in the three months ended June 30, 2011 were primarily due to declining European and U.S. risk-free interest rates and were partially offset by widening credit spreads. Net realized and unrealized investment gains of $78 million in the three months ended June 30, 2011 primarily consisted of the change in net unrealized investment gains on fixed maturities and short-term investments of $131 million and net realized investment gains on equities, fixed maturities and short-term investments of $39 million, which were partially offset by net realized investment losses on other invested assets, primarily related to treasury note futures, of $63 million and the change in net unrealized investment losses on equities and other invested assets of $37 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the investment activity.

Other operating expenses included in Corporate and Other decreased by $35 million from $65 million in the three months ended June 30, 2010 to $30 million in the same period of 2011. The decrease was primarily due to the charges related to the Company’s voluntary termination plan in the three months ended June 30, 2010.

Interest expense in the three months ended June 30, 2011 was comparable to the same period in 2010.

Net foreign exchange gains decreased from $11 million in the three months ended June 30, 2010 to $9 million in the same period of 2011. The decrease in net foreign exchange gains during the three months ended June 30, 2011 resulted primarily from a lower gain related to currency movements on certain unhedged equity securities, and was partially offset by the timing of the hedging activities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $33 million, from $17 million in the three months ended June 30, 2010 to $50 million in the same period of 2011. The increase in the income tax expense was primarily due to a change in the geographic distribution of the Company’s pre-tax net income. See Corporate and Other – Income Taxes below for more details.

Six-month result

The underwriting result for the Non-life segment decreased by $768 million, from a loss of $71 million in the six months ended June 30, 2010 to a loss of $839 million in the same period of 2011. The decrease was attributable to:

•

an increase in large catastrophic losses of $915 million, net of retrocession, reinstatement premiums and profit commissions, related to the Japan Earthquake, New Zealand Earthquake, aggregate contracts covering losses in Australia and New Zealand, U.S. tornadoes and Australian Floods in 2011 compared to the Chile Earthquake in 2010; and

•

a decrease of approximately $29 million resulting from the impact of declining profitability of the business and a lower level of net premiums earned, which was reduced by a lower level of loss estimates in the credit/surety line of business; partially offset by

•

an increase in net favorable loss development on prior accident years of $89 million, from $214 million in the six months ended June 30, 2010 to $303 million in the same period of 2011. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below;

•	a decrease in losses and loss expenses of $63 million, net of retrocession and reinstatement premiums, related to Deepwater Horizon; and

•	a decrease in other operating expenses of $23 million, primarily driven by lower personnel costs.

The underwriting result for the Life segment improved from a loss of $37 million in the six months ended June 30, 2010 to a loss of $7 million in the same period of 2011. The improvement in the underwriting result was primarily due to a decrease in net adverse prior year loss development. See Results by Segment below.

Net investment income decreased by $38 million to $310 million in the six months ended June 30, 2011 compared to $348 million in the same period of 2010. The decrease in net investment income of 11% is primarily attributable to a decrease in net investment income from fixed maturities and funds held – directly managed due to lower reinvestment rates and a lower level of fixed maturities held, on average, in the six months ended June 30, 2011, which were partially offset by the purchase of higher yielding investments. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $225 million, from $191 million in the six months ended June 30, 2010 to a loss of $34 million in the same period of 2011. The net realized and unrealized investment losses of $34 million in the six months ended June 30, 2011 were primarily due to losses on treasury note futures, losses on insurance-linked securities impacted by the Japan Earthquake and a modest increase in European and U.S. risk-free interest rates, which were partially offset by improvements in worldwide equity markets. Net realized and unrealized investment losses of $34 million in the six months ended June 30, 2011 primarily consisted of net realized investment losses on other invested assets (mainly related to treasury note futures) of $51 million, the change in net unrealized investment losses on other invested assets, equities, fixed maturities and short-term investments of $69 million, which were partially offset by net realized investment gains on equities, fixed maturities and short-term investments of $84 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the investment activity.

Other operating expenses included in Corporate and Other decreased by $45 million from $101 million in the six months ended June 30, 2010 to $56 million in the same period of 2011. The decrease was primarily due to the charges related to the Company’s voluntary termination plan in the six months ended June 30, 2010, as well as lower personnel costs in the 2011 period.

Interest expense increased by $4 million in the six months ended June 30, 2011 compared to the same period in 2010 primarily due to interest related to the issuance of $500 million 5.500% Senior Notes in March 2010, which was not outstanding for the entire period during the six months ended June 30, 2010.

Net foreign exchange gains decreased from $15 million in the six months ended June 30, 2010 to $9 million in the same period of 2011. The decrease in net foreign exchange gains during the six months ended June 30, 2011 resulted primarily from the impact of currency movements on certain unhedged equity securities, partially offset by the timing of the hedging activities and the difference in the forward points embedded in the Company’s hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $21 million, from $45 million in the six months ended June 30, 2010 to $24 million in the same period of 2011. The decrease in the income tax expense was primarily due to the decrease in pre-tax net realized and unrealized investment gains in the six months ended June 30, 2011 compared to the same period of 2010 and the geographic distribution of pre-tax net income. See Corporate and Other – Income Taxes below for more details.

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

Following the completion of the Company’s integration of Paris Re into its other Non-life sub-segments, and to reflect other changes in management responsibilities for certain lines of business and treaties, the Company redefined its financial reporting segments. The comparative data that was previously presented in the Company’s Form 10-Q for the three months ended June 30, 2010 has been recast to conform to the current period presentation.

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and six months ended June 30, 2011 compared to the same periods in 2010 and this should be considered when making period to period comparisons.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, property and proportional motor business and represented 49% and 43% of net premiums written in this sub-segment in the three months and six months ended June 30, 2011, respectively. Casualty and non-proportional motor business are considered to be long-tail and represented 41% and 43% of net premiums written in the three months and six months ended June 30, 2011, respectively, while credit/surety and multiline are considered by the Company to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line represented approximately 40% and 41% of net premiums written in this sub-segment in the three months and six months ended June 30, 2011, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Gross premiums written	$242	17%	$207	$581	3%	$564
Net premiums written	242	17	207	581	3	564
Net premiums earned	$261	17	$223	$521	6	$491
Losses and loss expenses	(190)	64	(116)	(365)	23	(296)
Acquisition costs	(63)	(8)	(69)	(129)	(6)	(137)

Technical result(1)	$8	(79)	$38	$27	(53)	$58
Loss ratio(2)	72.8%		52.2%	70.0%		60.2%
Acquisition ratio(3)	24.1		30.7	24.8		28.0

Technical ratio(4)	96.9%		82.9%	94.8%		88.2%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 23% of total net premiums written in the three months and six months ended June 30, 2011 compared to 19% of total net premiums written during the same periods in 2010. The increase in the North America sub-segment’s net premiums written as a percentage of total net premiums written was mainly due to higher net premiums written in this sub-segment, primarily in the agriculture line of business as described below, and the decreases in net premiums written in the Company’s other Non-life sub-segments.

Three-month result

Gross and net premiums written and net premiums earned increased by 17% in the three months ended June 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily attributable to the agriculture line of business and, to a lesser extent, the casualty line of business. The increase in the agriculture line of business was mainly driven by increased demand and higher agricultural commodity prices in the three months ended June 30, 2011 and significant downward premium adjustments and higher cedant retentions in the three months ended June 30, 2010. The casualty line benefitted from new business written during 2011. These increases in gross and net premiums written and net premiums earned were partially offset by decreases in the structured risk line, due to the expiry of a significant treaty, and in the property line, driven by the cancellation of a large treaty and lower renewals due to increased retentions and reductions in pricing.

Six-month result

Gross and net premiums written increased by 3% and net premiums earned increased by 6% in the six months ended June 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily attributable to the agriculture line and, to a lesser extent, the casualty line due to the reasons described in the three-month result. These increases were partially offset by decreases in the property and structured risk lines of business, due to the reasons described in the three-month result, and higher downward premium adjustments reported by cedants in the six months ended June 30, 2011, primarily in the motor and casualty lines of business. The increase in net premiums earned was higher than the increase in gross and net premiums written due to the favorable impact of the business written in prior years. Notwithstanding the declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2011 reflected:

•	large catastrophic losses related to the U.S. tornadoes of $45 million, or 17.0 points on the loss ratio;

•	net favorable loss development on prior accident years of $55 million, or 20.9 points on the loss ratio;

•	net favorable loss development on the prior quarter of $5 million, or 1.8 points on the loss ratio, related to the Japan Earthquake;

•	a higher level of mid-sized loss activity; and

•	an increase in the book of business and exposure as evidenced by the increase in net premiums earned.

The net favorable loss development of $55 million reported in the three months ended June 30, 2011 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line, while the motor and credit/surety lines experienced combined adverse loss development for prior accident years of $7 million. Loss information provided by cedants in the three months ended June 30, 2011 for prior accident years was lower than the Company expected (higher for motor and credit/surety) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business (increased for motor and credit/surety), which had the net effect of decreasing (increasing for motor and credit/surety) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 2.2 points on the loss ratio;

•	net favorable loss development on prior accident years of $53 million, or 23.8 points on the loss ratio;

•

net favorable loss development on the prior quarter of $19 million, or 8.7 points on the loss ratio, primarily driven by significant downward premium adjustments in the agriculture line of business; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $53 million reported in the three months ended June 30, 2010 included net favorable loss development for prior accident years in the agriculture and casualty lines of business, while the motor, credit/surety and property lines experienced combined adverse loss development for prior accident years of $8 million.

The increase of $74 million in losses and loss expenses for the three months ended June 30, 2011 compared to the same period in 2010 included:

•	an increase of $45 million in large catastrophic losses;

•	a decrease of $14 million in net favorable prior quarter loss development; and

•

an increase of $20 million in losses and loss expenses resulting from an increase in the book of business and exposure, a higher level of mid-sized loss activity and the impact of declining pricing on the profitability of the business between periods; partially offset by

•	a decrease of $5 million in losses and loss expenses related to Deepwater Horizon.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2011 reflected:

•	large catastrophic losses related to the U.S. tornadoes and the Japan Earthquake of $53 million, or 10.1 points on the loss ratio;

•	net favorable loss development on prior accident years of $95 million, or 18.1 points on the loss ratio; and

•	an increase in the book of business and exposure.

The net favorable loss development of $95 million reported in the six months ended June 30, 2011 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line, while the motor and credit/surety lines experienced adverse loss development of $7 million. Loss information provided by cedants in the six months ended June 30, 2011 for prior accident years was lower than the Company expected (higher for motor and credit/surety) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for motor and credit/surety) its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing (increasing for motor and credit/surety) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $6 million, or 1.2 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 1.0 points on the loss ratio;

•	net favorable loss development on prior accident years of $76 million, or 15.6 points on the loss ratio; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $76 million reported in the six months ended June 30, 2010 included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty and agriculture lines, while the motor and credit/surety lines experienced combined adverse loss development for prior accident years of $8 million.

The increase of $69 million in losses and loss expenses for the six months ended June 30, 2011 compared to the same period in 2010 included:

•	an increase of $47 million in large catastrophic losses; and

•

an increase of $46 million in losses and loss expenses resulting from an increase in the book of business and exposure and the impact of declining pricing on the profitability of the business between periods; partially offset by

•	an increase of $19 million in net favorable prior year loss development; and

•	a decrease of $5 million in losses and loss expenses related to Deepwater Horizon.

Acquisition costs and acquisition ratio

Three-month and six-month result

Acquisition costs and the acquisition ratio decreased in the three months and six months ended June 30, 2011 compared to the same periods in 2010 as a result of an increase in net premiums earned in the agriculture line of business, which carries a lower acquisition ratio, and a reduction in profit commissions related to a treaty impacted by the U.S. tornadoes.

Technical result and technical ratio

Three-month result

The decrease of $30 million in the technical result and the corresponding increase in the technical ratio in the three months ended June 30, 2011 was primarily attributable to an increase of $39 million, net of related profit commissions, in large catastrophic losses, a higher level of mid-sized loss activity and a decrease of $14 million in net favorable prior quarter loss development. These decreases in the technical result were partially offset by a decrease in the acquisition ratio as a result of the increase in agriculture net premiums earned, a decrease of $5 million in losses and loss expenses related to Deepwater Horizon and declining profitability of the business between periods.

Six-month result

The decrease of $31 million in the technical result and the corresponding increase in the technical ratio in the six months ended June 30, 2011 was primarily attributable to an increase of $41 million, net of related profit commissions, in large catastrophic losses and declining profitability of the business. These decreases in the technical result were partially offset by an increase of $19 million in net favorable prior year loss development, a decrease in the acquisition ratio as a result of the increase in agriculture net premiums earned, a decrease of $5 million in losses and loss expenses related to Deepwater Horizon and normal fluctuations in net premiums earned between periods.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 94% and 83% of net premiums written in this sub-segment in the three months and six months ended June 30, 2011, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Gross premiums written	$122	(35)%	$189	$440	(30)%	$633
Net premiums written	121	(35)	186	437	(30)	621
Net premiums earned	$193	(16)	$231	$374	(19)	$461
Losses and loss expenses	(127)	(10)	(141)	(277)	(29)	(387)
Acquisition costs	(53)	(13)	(61)	(93)	(18)	(114)

Technical result	$13	(56)	$29	$4	NM	$(40)
Loss ratio	65.9%		61.1%	74.0%		84.0%
Acquisition ratio	27.6		26.4	25.0		24.6

Technical ratio	93.5%		87.5%	99.0%		108.6%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 12% and 17% of total net premiums written in the three months and six months ended June 30, 2011, respectively, compared to 17% and 22% of total net premiums written during the same periods in 2010. The decrease in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written was primarily due to the effects of the Company’s decision to cancel or reduce business as a result of decreases in pricing and the repositioning of the Company’s portfolio, as described below. The decrease in this sub-segment’s net premiums written is also due to a significant percentage of this sub-segment’s business being written on a proportional basis, with the effects of the decision to reduce or cancel business recognized in premiums written on a quarterly basis over the coverage periods of the underlying treaties.

Three-month result

Gross and net premiums written decreased by 35% and net premiums earned decreased by 16% in the three months ended June 30, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned resulted from all lines of business and were mainly driven by the effects of the Company’s decision to cancel or reduce business as a result of reductions in pricing, the repositioning of the Company’s portfolio following the integration of Paris Re’s business, which included reducing catastrophe-exposed business in the property line, and higher cedant retentions. The decreases in gross and net premiums written and net premiums earned were partially offset by the weaker U.S. dollar in the three months ended June 30, 2011 compared to the same period in 2010, as the premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 6%. The decrease in net premiums earned was lower than the decreases in gross and net premiums written primarily due to the earning of business in the three months ended June 30, 2011 that was written in 2010.

Six-month result

Gross and net premiums written decreased by 30% and net premiums earned decreased by 19% in the six months ended June 30, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned resulted from all lines of business due to the reasons described in the three-month result above. The decrease in net premiums earned was lower than the decreases in gross and net premiums written primarily due to the earning of business in the six months ended June 30, 2011 that was written in 2010. Notwithstanding the increased competition and overall declines in pricing prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2011 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $22 million, or 11.5 points on the loss ratio;

•

net adverse loss development on the prior quarter of $4 million, or 2.0 points on the loss ratio, which was driven by adverse development of $6 million, or 3.1 points on the loss ratio, related to the Australian Floods, Japan Earthquake and New Zealand Earthquake; and

•	a decrease in the book of business and exposure and declines in pricing.

The net favorable loss development of $22 million reported in the three months ended June 30, 2011 included net favorable development for prior accident years in all lines of business, but was most pronounced in the motor line. Loss information provided by cedants in the three months ended June 30, 2011 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $25 million, or 11.0 points on the loss ratio; and

•

net adverse loss development on the prior quarter of $13 million, or 5.6 points on the loss ratio, which was driven by adverse development of $20 million, or 8.7 points on the loss ratio, related to the Chile Earthquake.

The net favorable loss development of $25 million reported in the three months ended June 30, 2010 included net favorable development for prior accident years in all lines of business.

The decrease of $14 million in losses and loss expenses for the three months ended June 30, 2011 compared to the same period in 2010 included:

•	a decrease of $9 million in net adverse prior quarter loss development; and

•

a decrease of approximately $8 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was reduced by the impact of declining pricing on the profitability of the business between periods; partially offset by

•	a decrease of $3 million in net favorable prior year loss development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake and Australian Floods of $52 million, or 14.0 points on the loss ratio;

•	net favorable loss development on prior accident years of $54 million, or 14.6 points on the loss ratio; and

•	a decrease in the book of business and exposure and declines in pricing.

The net favorable loss development of $54 million reported in the six months ended June 30, 2011 included net favorable development for prior accident years in all lines of business, but was most pronounced in the motor line. Loss information provided by cedants in the six months ended June 30, 2011 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $124 million, or 26.9 points on the loss ratio; and

•	net favorable loss development on prior accident years of $59 million, or 12.8 points on the loss ratio.

The net favorable loss development of $59 million reported in the six months ended June 30, 2010 included net favorable development for prior accident years in all lines of business, particularly in the property line.

The decrease of $110 million in losses and loss expenses for the six months ended June 30, 2011 compared to the same period in 2010 included:

•	a decrease of $72 million in large catastrophic losses; and

•

a decrease of approximately $43 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was reduced by the impact of declining pricing on the profitability of the business between periods; partially offset by

•	a decrease of $5 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs decreased in the three months ended June 30, 2011 compared to the same period in 2010 primarily as a result of lower net premiums earned. The increase in the acquisition ratio in the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to higher profit commission adjustments.

Six-month result

Acquisition costs decreased in the six months ended June 30, 2011 compared to the same period in 2010 primarily as a result of lower net premiums earned. The increase in the acquisition ratio in the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to higher profit commission adjustments.

Technical result and technical ratio

Three-month result

The decrease of $16 million in the technical result and the corresponding increase in the technical ratio in the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to declining profitability and net premiums earned between periods, partially offset by a decrease of $6 million in combined net adverse prior quarter and net favorable prior year loss development.

Six-month result

The increase of $44 million in the technical result and the corresponding decrease in the technical ratio in the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a decrease of $71 million, net of reinstatement premiums, in large catastrophic losses, which was partially offset by declining profitability and net premiums earned between periods and a decrease of $5 million in net favorable prior year loss development.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 25% and 21% of net premiums written in this sub-segment in the three months and six months ended June 30, 2011, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 67% and 66%, respectively, of net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment in the three months and six months ended June 30, 2011.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Gross premiums written	$350	(6)%	$371	$724	(18)%	$880
Net premiums written	333	(6)	355	648	(20)	811
Net premiums earned	$341	(9)	$376	$658	(8)	$713
Losses and loss expenses	(206)	(29)	(292)	(427)	(28)	(595)
Acquisition costs	(78)	(5)	(82)	(158)	8	(146)

Technical result	$57	NM	$2	$73	NM	$(28)
Loss ratio	60.3%		77.6%	64.9%		83.4%
Acquisition ratio	22.9		21.9	24.0		20.5

Technical ratio	83.2%		99.5%	88.9%		103.9%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 31% and 26% of total net premiums written in the three months and six months ended June 30, 2011, respectively, compared to 32% and 28% of total net premiums written during the same periods in 2010. The decrease in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written was primarily due to the effects of the Company’s decision to cancel or reduce business as a result of modestly reduced pricing in certain lines of business and the repositioning of the Company’s portfolio, as described below. The decrease in the sub-segment’s net premiums written is also due to a significant percentage of this sub-segment’s business being written on a proportional basis, with the effects of the decision to reduce or cancel business recognized in premiums written on a quarterly basis over the coverage periods of the underlying treaties.

Three-month result

Gross and net premiums written decreased by 6% and net premiums earned decreased by 9% in the three months ended June 30, 2011 compared to the same period in 2010. The decrease in gross and net premiums written and net premiums earned resulted from most lines of business and was primarily driven by the effects of the Company’s decision to cancel or reduce business as a result of modest reductions in pricing in certain lines of business and the repositioning of the Company’s portfolio following the integration of Paris Re’s business. These decreases were partially offset by new business written in the marine and specialty property lines of business, share increases in the credit/surety line of business and the impact of the weaker U.S. dollar in the three months ended June 30, 2011 compared to the same period in 2010. Foreign exchange fluctuations increased gross premiums written by 4% and net premiums written and earned by 5%.

Six-month result

Gross and net premiums written and net premiums earned decreased by 18%, 20% and 8% in the six months ended June 30, 2011 compared to the same period in 2010. The decrease in gross and net premiums written resulted from most lines of business due to reasons described in the three-month result above. The decrease in gross and net premiums written was also due to an increase in the distribution of premiums written towards proportional business, where the Company generally recognizes premiums written over the coverage period compared to generally recognizing premiums written in full at the inception date of the contract for non-proportional business. These decreases were partially offset by an increase in upward premium adjustments reported by cedants in the six months ended June 30, 2011 compared to the same period in 2010, which were primarily driven by the energy and engineering lines of business, new business written in the marine and specialty property lines of business and share increases in the credit/surety line of business. The decrease in net premiums earned was driven by the same factors as the decreases in gross and net premiums written. The decrease in net premiums earned was lower than the decreases in gross and net premiums written primarily due to the earning of business in the six months ended June 30, 2011 that was written in 2010. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2011 reflected:

•	large catastrophic losses related to the U.S. tornadoes of $15 million, or 4.5 points on the loss ratio;

•	net favorable loss development on prior accident years of $58 million, or 16.9 points on the loss ratio; and

•	a decrease in the book of business and exposure and modest declines in pricing in certain lines of business.

The net favorable loss development of $58 million reported in the three months ended June 30, 2011 included net favorable development for prior accident years in all lines of business. Loss information provided by cedants in the three months ended June 30, 2011 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•	losses and loss expenses related to Deepwater Horizon of $61 million, or 15.8 points on the loss ratio;

•	net favorable loss development on prior accident years of $32 million, or 8.5 points on the loss ratio;

•	net favorable loss development on the prior quarter of $10 million, or 2.5 points on the loss ratio;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable loss development of $32 million reported in the three months ended June 30, 2010 included net favorable development for prior accident years in all lines of business, except specialty casualty, which experienced adverse loss development for prior accident years of $13 million.

The decrease of $86 million in losses and loss expenses for the three months ended June 30, 2011 compared to the same period in 2010 included:

•	a decrease in losses and loss expenses of $61 million related to Deepwater Horizon;

•	an increase of $26 million in net favorable prior year loss development; and

•

a decrease of $24 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was reduced by the impact of declining profitability of the business in certain lines of business between periods; partially offset by

•	an increase of $15 million in large catastrophic losses; and

•	a decrease of $10 million in net favorable prior quarter loss development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, U.S. tornadoes, Australian Floods and New Zealand Earthquake of $43 million, or 6.5 points on the loss ratio;

•	net favorable loss development on prior accident years of $93 million, or 14.0 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure and declines in pricing in certain lines of business.

The net favorable loss development of $93 million reported in the six months ended June 30, 2011 included net favorable loss development for prior accident years in most lines of business, except for energy, engineering and agriculture, which experienced combined adverse loss development for prior accident years of $12 million. Loss information provided by cedants in the six months ended June 30, 2011 for prior accident years was lower than the Company expected (higher for energy, engineering and agriculture) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for energy, engineering and agriculture) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for energy, engineering and agriculture) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $59 million, or 8.4 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $61 million, or 8.3 points on the loss ratio;

•	net favorable loss development on prior accident years of $48 million, or 6.7 points on the loss ratio;

•	increasing loss trends in the specialty casualty line of business; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $48 million reported in the six months ended June 30, 2010 included net favorable development for prior accident years in all lines of business, except specialty casualty, which experienced adverse loss development for prior accident years of $50 million.

The decrease of $168 million in losses and loss expenses for the six months ended June 30, 2011 compared to the same period in 2010 included:

•	a decrease in losses and loss expenses of $61 million related to Deepwater Horizon;

•

a decrease of $46 million in losses and loss expenses resulting from a lower level of loss estimates in the credit/surety line related to the financial crisis and a decrease in the book of business and exposure, which was reduced by the impact of declining profitability of the business in certain lines of business between periods and a higher level of mid-sized loss activity;

•	an increase of $45 million in net favorable prior year loss development; and

•	a decrease of $16 million related to large catastrophic losses.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs decreased in the three months ended June 30, 2011 compared to the same period in 2010 primarily due to lower net premiums earned. The increase in the acquisition ratio in the three months ended June 30, 2011 was driven by a shift towards proportional business and a shift in the mix of business towards the credit/surety line of business, both of which generally carry a relatively higher acquisition ratio compared to non-proportional business and other lines.

Six-month result

Acquisition costs and the acquisition ratio increased in the six months ended June 30, 2011 compared to the same period in 2010. The increases were primarily due to the same reasons as described in the three-month result, as well as higher profit commission adjustments reported by cedants in the six months ended June 30, 2011 in the credit/surety line of business, compared to a release of a premium deficiency in the credit/surety line of business in the six months ended June 30, 2010.

Technical result and technical ratio

Three-month result

The increase of $55 million in the technical result and the corresponding decrease in the technical ratio in the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a decrease in losses and loss expenses of $58 million, net of retrocession and reinstatement premiums, related to Deepwater Horizon, an increase of $26 million in net favorable prior year loss development and a lower level of loss estimates in the credit/surety line of business related to the financial crisis. These increases in the technical result were partially offset by an increase of $15 million in large catastrophic losses, a decrease of $10 million in net favorable prior quarter loss development, declining profitability in certain lines of business and net premiums earned between periods.

Six-month result

The increase of $101 million in the technical result and the corresponding decrease in the technical ratio in the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a decrease in losses and loss expenses of $58 million, net of retrocession and reinstatement premiums, related to Deepwater Horizon, an increase of $45 million in net favorable prior year loss development, a decrease of $17 million, net of reinstatement premiums, in large catastrophic losses and a lower level of loss estimates in the credit/surety line of business related to the financial crisis. These increases in the technical result were partially offset by declining profitability in certain lines of business and net premiums earned between periods, a higher level of mid-sized loss activity and higher acquisition costs.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability. The results for the three months and six months ended June 30, 2011 and 2010 demonstrate this volatility. The results for the three months and six months ended June 30, 2011 contained a significantly higher level of catastrophe losses related to the Japan Earthquake, New Zealand Earthquake, U.S. tornadoes, Australian Floods and aggregate contracts covering losses in Australia and New Zealand than the same periods of 2010. The results for the three months ended June 30, 2010 included no large catastrophic losses and the results for the six months ended June 30, 2010 included a large level of catastrophe losses related to the Chile Earthquake. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Gross premiums written	$169	(18)%	$206	$486	(21)%	$615
Net premiums written	161	(16)	191	453	(18)	550
Net premiums earned	$110	8	$101	$233	(9)	$255
Losses and loss expenses	(123)	NM	13	(1,040)	646	(140)
Acquisition costs	(9)	40	(7)	(1)	(97)	(18)

Technical result	$(22)	NM	$107	$(808)	NM	$97
Loss ratio	111.7%		(12.8)%	446.3%		54.6%
Acquisition ratio	8.1		6.3	0.3		7.3

Technical ratio	119.8%		(6.5)%	446.6%		61.9%

Premiums

The Catastrophe sub-segment represented 15% and 18% of total net premiums written in the three months and six months ended June 30, 2011, respectively, compared to 17% and 19% of total net premiums written during the same periods in 2010.

Three-month result

Gross and net premiums written decreased by 18% and 16%, respectively, and net premiums earned increased by 8% in the three months ended June 30, 2011 compared to the same period in 2010. The decreases in gross and net premiums written resulted primarily from a timing difference between periods related to the renewal of certain Japanese treaties and the Company’s decision to reduce certain catastrophe exposures and reposition its portfolio following the integration of Paris Re’s business. These decreases were partially offset by new business, reinstatement premiums, increases in certain treaty participations and foreign exchange fluctuations. Foreign exchange fluctuations increased gross and net premiums written by 5% and net premiums earned by 8% due to the weaker U.S. dollar in the three months ended June 30, 2011 compared to the same period in 2010. The increase in net premiums earned, while gross and net premiums written decreased, was primarily due to the earning of business written in prior periods and the timing difference that decreased gross and net premiums written, which had a significantly lower impact on net premiums earned between periods.

Six-month result

Gross and net premiums written and net premiums earned decreased by 21%, 18% and 9%, respectively, in the six months ended June 30, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned were due to the same reasons described in the three-month result above. The decrease in net premiums earned in the six months ended June 30, 2011 was less pronounced compared to the decrease in gross and net premiums written primarily due to the earning of the business written in prior periods and the timing difference that decreased gross and net premiums written, which had a significantly lower impact on net premiums earned between periods.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2011 reflected:

•	large catastrophic losses related to the U.S. tornadoes of $36 million, or 30.2 points on the loss ratio;

•	losses related to an aggregate contract covering losses in Australia and New Zealand of $33 million, or 30.1 points on the loss ratio;

•	net favorable loss development on prior accident years of $26 million, or 24.1 points on the loss ratio; and

•

net adverse loss development on the prior quarter of $56 million, or 51.6 points on the loss ratio, driven by adverse loss development of $69 million, or 63.4 points on the loss ratio, related to the New Zealand Earthquake, which was partially offset by favorable loss development of $9 million, or 8.2 points on the loss ratio, related to the Australian Floods.

The net favorable loss development of $26 million reported in the three months ended June 30, 2011 was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended June 30, 2011 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2010 reflected:

•	no large catastrophic losses;

•

net favorable loss development on the prior quarter of $22 million, or 21.6 points on the loss ratio, which was driven by lower loss estimates of $24 million, or 24.0 points on the loss ratio, related to the Chile Earthquake; and

•	net favorable loss development on prior accident years of $11 million, or 10.4 points on the loss ratio.

The increase of $136 million in losses and loss expenses in the three months ended June 30, 2011 compared to the same period in 2010 included:

•	an increase of $78 million in net adverse prior quarter loss development;

•	an increase of $36 million in large catastrophic losses;

•	an increase of $33 million in losses related to an aggregate contract; and

•	an increase of $4 million in losses and loss expenses resulting from normal fluctuations in profitability between periods; partially offset by

•	an increase of $15 million in net favorable prior year loss development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake, U.S. tornadoes and Australian Floods of $1,002 million, or 428.0 points on the loss ratio;

•	losses related to aggregate contracts covering losses in Australia and New Zealand of $93 million, or 40.1 points on the loss ratio;

•	net favorable loss development on prior accident years of $61 million, or 26.4 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $61 million reported in the six months ended June 30, 2011 was primarily due to favorable loss emergence, as losses reported by cedants in the six months ended June 30, 2011 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $106 million, or 41.1 points on the loss ratio; and

•	net favorable loss development on prior accident years of $31 million, or 12.1 points on the loss ratio.

The increase of $900 million in losses and loss expenses for the six months ended June 30, 2011 compared to the same period in 2010 included:

•	an increase of $896 million in large catastrophic losses; and

•	an increase of $93 million in losses related to aggregate contracts; partially offset by

•	an increase of $30 million in net favorable prior year loss development; and

•

a decrease of $59 million in losses and loss expenses resulting from a lower level of mid-sized loss activity, a decrease in the book of business and exposure and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased in the three months ended June 30, 2011 compared to the same period in 2010 primarily due to the increase in net premiums earned. The acquisition ratio increased due to higher commissions related to a ceded reinsurance treaty.

Six-month result

Acquisition costs and the acquisition ratio decreased in the six months ended June 30, 2011 compared to the same period in 2010 primarily due to lower profit commissions as a result of the large catastrophic losses in the six months ended June 30, 2011 compared to the same period in 2010.

Technical result and technical ratio

Three-month result

The decrease of $129 million in the technical result and the corresponding increase in the technical ratio in the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to an increase of $78 million in net adverse prior quarter loss development, an increase of $65 million, net of retrocession and reinstatement premiums, in large catastrophic losses and losses related to an aggregate contract, and normal fluctuations in profitability and net premiums earned between periods. These decreases in the technical result were partially offset by an increase of $15 million in net favorable prior year loss development.

Six-month result

The decrease of $905 million in the technical result and the corresponding increase in the technical ratio in the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to an increase of $962 million, net of retrocession, reinstatement premiums and profit commissions, in large catastrophic losses and losses related to an aggregate contract. These decreases in the technical result were partially offset by an increase of $30 million in net favorable prior year loss development, a lower level of mid-sized loss activity and normal fluctuations in profitability and net premiums earned between periods.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Gross premiums written	$195	17%	$167	$403	14%	$354
Net premiums written	195	17	167	402	15	349
Net premiums earned	$201	16	$173	$385	14	$337
Life policy benefits	(166)	(1)	(169)	(311)	4	(299)
Acquisition costs	(26)	(1)	(25)	(56)	13	(49)

Technical result	$9	NM	$(21)	$18	NM	$(11)
Other income	—	(57)	1	—	NM	1
Other operating expenses	(13)	4	(13)	(25)	(5)	(27)
Net investment income	16	(22)	20	31	(15)	37

Allocated underwriting result(1)	$12	NM	$(13)	$24	NM	$—

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 19% and 16% of total net premiums written in the three months and six months ended June 30, 2011, respectively, compared to 15% and 12% of total net premiums written during the same periods in 2010. The increase in the Life segment’s net premiums written as a percentage of total net premiums written during the three months and six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to decreases in net premiums written in the Company’s Non-life segment, as described in Non-life segment above, and new business written in the Life segment, as described below.

Three-month result

Gross and net premiums written increased by 17% and net premiums earned increased by 16% in the three months ended June 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily due to new business written during 2010 in the longevity line, which was not fully reflected in the three months ended June 30, 2010, as well as modest growth in the mortality line. These increases were also due to the impact of the weaker U.S. dollar in the three months ended June 30, 2011 compared to the same period in 2010 as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 7%.

Six-month result

Gross and net premiums written and net premiums earned increased by 14%, 15% and 14%, respectively, in the six months ended June 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily due to new business written during 2010 in the longevity line, which was not fully reflected in the six months ended June 30, 2011, as well as growth in the mortality line. Foreign exchange fluctuations modestly increased gross and net premiums written and net premiums earned by 2% due to the impact of the weaker U.S. dollar in the six months ended June 30, 2011 compared to the same period in 2010. These increases in gross and net premiums written and net premiums earned were partially offset by a decrease related to the restructuring of a longevity treaty.

Life policy benefits

Three-month result

Life policy benefits decreased by $3 million in the three months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily attributable to:

•	a decrease of $26 million in net adverse prior year loss development; partially offset by

•	an increase in business written in both the longevity and mortality lines; and

•

the impact of foreign exchange fluctuations, which increased life policy benefits by 7% (comparable with the increase in net premiums earned due to foreign exchange fluctuations) during the three months ended June 30, 2011 compared to the same period in 2010.

The Life segment experienced net adverse prior year loss development of $2 million in the three months ended June 30, 2011, primarily driven by net adverse development on certain short-term disability treaties in the mortality line. The net adverse development of $28 million in the three months ended June 30, 2010 included adverse development of $20 million in the longevity line, due to an improvement in the mortality trend related to an ILA treaty, and adverse development of $8 million resulting from the GMDB business, where the payout is linked to the performance of underlying capital market assets.

Six-month result

Life policy benefits increased by $12 million in the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily attributable to:

•	an increase in business written in both the longevity and mortality lines; partially offset by

•	a decrease of $19 million in net adverse prior year loss development; and

•	lower life policy benefits reported by a cedant for a longevity treaty in run-off.

The Life segment experienced net favorable prior year loss development of $2 million in the six months ended June 30, 2011 due to favorable development related to the GMDB business, driven by updated cedant information and an improvement in the capital markets, being offset by adverse development on certain short-term treaties and a credit life treaty in the mortality line following the receipt of updated cedant information. The net adverse development of $17 million in the six months ended June 30, 2010 was primarily driven by adverse development of $20 million in the longevity line as described in the three-month result, and was partially offset by $3 million favorable development in the mortality line related to long term and TCI business.

Acquisition costs

Three-month result

Acquisition costs in the three months ended June 30, 2011 were comparable to the same period in 2010. While net premiums written and earned increased in the three months ended June 30, 2011 compared to the same period in 2010, the new business written in the longevity line did not incur any acquisition costs.

Six-month result

The increase in acquisition costs in the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to an increase in acquisition costs reported by a cedant for a longevity treaty in run-off and higher net premiums earned in the mortality line of business.

Net investment income

Three-month and six-month result

Net investment income decreased in the three months and six months ended June 30, 2011 compared to the same periods of 2010 primarily as a result of lower positive adjustments on funds held contracts reported by cedants.

Allocated underwriting result

Three-month and six-month result

The allocated underwriting result in the three months and six months ended June 30, 2011 increased compared to the same periods in 2010 due to an increase in the technical result, which was partially offset by a decrease in net investment income. The increase in the technical result for the three months and six months ended June 30, 2011 compared to the same periods of 2010 was primarily driven by a decrease in net adverse prior year loss development, a change in the mix of business towards the longevity line and normal fluctuations in profitability between periods.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and six months ended June 30, 2011 and 2010 was as follows:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Non-life
Property and casualty
Casualty	10%	10%	11%	10%
Property	13	17	16	19
Motor	3	5	5	7
Multiline and other	2	3	2	2
Specialty
Agriculture	7	2	6	4
Aviation / Space	5	4	4	3
Catastrophe	15	17	18	19
Credit / Surety	8	6	7	6
Energy	2	3	2	2
Engineering	4	4	3	3
Marine	7	7	5	6
Specialty casualty	2	4	3	5
Specialty property	4	3	2	2
Life	18	15	16	12

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line between the three months and six months ended June 30, 2011 and 2010 primarily reflected the Company’s response to existing market conditions, the repositioning of its portfolio following the integration of Paris Re and the reduction of catastrophe exposed business. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Property: the decrease in the distribution of net premiums written in the three months and six months ended June 30, 2011 compared to the same periods of 2010 was driven by the effects of the Company’s decision to cancel or reduce business as a result of reductions in pricing and to reposition its portfolio following the integration of Paris Re’s business, including reducing the level of catastrophe exposed business. The decrease in the distribution of net premiums written was also due to an increase in the percentage of the proportional business, which is recognized in written premiums on a quarterly basis over the coverage period of the underlying treaties.

•

Agriculture: the increase in the distribution of net premiums written was driven by an increase in premiums due to increased demand, higher agricultural commodity prices and lower downward premium adjustments in the three months and six months ended June 30, 2011 compared to the same periods of 2010.

•

Catastrophe: the decrease in the distribution of net premiums written in the three months and six months ended June 30, 2011 compared to the same periods of 2010 resulted primarily from the Company’s decision to reduce certain catastrophe exposures and reposition its portfolio following the integration of Paris Re’s business.

•

Life: the increase in the distribution of net premiums written in the three months and six months ended June 30, 2011 compared to the same periods of 2010 was primarily due to the decrease in net premiums written in most of the Company’s Non-life lines of business and an increase in business written in the longevity and mortality lines, as described above.

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

The distribution of gross premiums written by reinsurance type for the three months and six months ended June 30, 2011 and 2010 was as follows:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Non-life segment
Proportional	48%	44%	43%	40%
Non-proportional	26	31	36	41
Facultative	8	10	6	7
Life segment
Proportional	18	15	14	11
Non-proportional	—	—	1	1

Total	100%	100%	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type in the Non-life segment between the three months and six months ended June 30, 2011 and the same periods in 2010 primarily reflect a shift in mix from the Non-life segment to the Life segment and from non-proportional business to proportional business in the Non-life segment. These shifts in the mix of business result from the decreases in gross premiums written in most lines of Non-life segment following the cancellation and reduction of business and the repositioning of the Company’s portfolio, as described above. In addition, the increase in the proportional business in the Life segment was driven by new business in the longevity line and growth in the mortality line of business, as well as the decrease in gross premiums written in most of the Company’s Non-life lines of business.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk in the three months and six months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Europe	40%	36%	42%	44%
North America	36	36	36	36
Asia, Australia and New Zealand	13	16	12	11
Latin America, Caribbean and Africa	11	12	10	9

Total	100%	100%	100%	100%

The increase in the distribution of gross premiums written in Europe in the three months ended June 30, 2011 was primarily driven by new business and growth in the Company’s Life segment and the impact of foreign exchange fluctuations, as premiums denominated in currencies that have appreciated against U.S. dollar were converted into U.S. dollar at higher average exchange rates. The decrease in the distribution of gross premiums written in Europe in the six months ended June 30, 2011 was driven by the cancellation and reduction of business and the repositioning of the Company’s portfolio following the integration of Paris Re, and was partially offset by the increase in gross premiums written in the Company’s Life segment. The changes in the distribution of gross premiums written in Asia, Australia and New Zealand and Latin America, Caribbean and Africa were primarily driven by changes in Europe and by the decrease in gross premiums written due to the timing difference related to the Japanese renewals, as discussed in the Catastrophe sub-segment.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and six months ended June 30, 2011 and 2010 was as follows:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Broker	75%	76%	73%	75%
Direct	25	24	27	25

Total	100%	100%	100%	100%

The percentage of gross premiums written through brokers in the three months and six months ended June 30, 2011 decreased compared to the same periods in 2010 due to the reductions in the Company’s gross premiums written being more pronounced in business written through brokers than through direct relationships with cedants.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and six months ended June 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Fixed maturities	$142	(4)%	$148	$277	(8)%	$302
Short-term investments, cash and cash equivalents	1	14	1	2	(48)	5
Equities	6	15	6	11	16	9
Funds held and other	11	(27)	15	24	(9)	26
Funds held – directly managed	9	(41)	14	17	(37)	27
Investment expenses	(11)	6	(10)	(21)	3	(21)

Net investment income	$158	(9)	$174	$310	(11)	$348

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income decreased in the three months ended June 30, 2011 compared to the same period in 2010 primarily due to:

•	a decrease in net investment income from fixed maturities was primarily due to lower reinvestment rates, which was partially offset by the purchase of higher yielding investments;

•

a decrease in net investment income on funds held and other as a result of lower investment income reported by cedants. This decrease was partially offset by an increase in net investment income related to the higher level of other invested assets held, on average, in the three months ended June 30, 2011 compared to the same period in 2010; and

•

a decrease in net investment income from funds held – directly managed related to lower reinvestment rates and the lower level of funds held – directly managed held, on average, which was related to the release of assets from the funds held – directly managed account following an endorsement to the quota share treaty with Colisée Re in February 2011 and the run-off of the underlying liabilities. The assets released from the funds held-directly managed account were reinvested in the Company’s fixed maturity portfolio at lower reinvestment rates; partially offset by

•	the weakening of the U.S. dollar, on average, in the three months ended June 30, 2011 compared to the same period in 2010 which contributed a 2% increase in net investment income.

Six-month result

Net investment income decreased in the six months ended June 30, 2011 compared to the same period in 2010 primarily due to:

•	a decrease in net investment income from fixed maturities was primarily due to lower reinvestment rates, which was partially offset by the purchase of higher yielding investments;

•

a decrease in net investment income from funds held – directly managed related to lower reinvestment rates and the lower level of funds held – directly managed held, on average, as described in the three-month result; and

•

a decrease in net investment income from fixed maturities related to a lower level of fixed maturities held, on average, in the six months ended June 30, 2011 compared to the same period in 2010. The decrease in the average balance of fixed maturities held was related to the sale of fixed maturities to finance the Company’s repurchase of common shares and to repay debt of $200 million during the second half of 2010, which more than offset the inflows to the investment portfolio from operations, the preferred share issuance and the release of assets from the funds held – directly managed account in 2011.

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

As discussed in Overview above, European and U.S. risk-free interest rates decreased, while credit spreads widened and equity markets remained relatively flat during the three months ended June 30, 2011. In the six months ended June 30, 2011, European and U.S. risk-free interest rates increased modestly, equity markets improved and credit spreads were flat. In addition to these general economic factors, the Company realized losses on treasury note futures in the three months ended June 30, 2011 and incurred losses related to certain insurance-linked securities impacted by the Japan Earthquake during the six months ended June 30, 2011. These factors had an impact on the Company’s investment portfolio and the related level of realized and unrealized gains (losses) on investments compared to the same period of 2010.

The components of net realized and unrealized investment gains (losses) for the three months and six months ended June 30, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net realized investment gains on fixed maturities and short-term investments	$13	$35	$21	$51
Net realized investment gains on equities	26	10	63	23
Net realized investment losses on other invested assets	(63)	(29)	(51)	(28)
Change in net unrealized investment losses on other invested assets	(7)	(25)	(45)	(48)
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	131	166	(10)	262
Change in net unrealized investment losses on equities	(30)	(127)	(14)	(101)
Net other realized and unrealized investment gains (losses)	—	(4)	—	3
Net realized and unrealized investment gains on funds held – directly managed	8	20	2	29

Net realized and unrealized investment gains (losses)	$78	$46	$(34)	$191

Three-month result

Net realized and unrealized investment gains increased by $32 million, from $46 million in the three months ended June 30, 2010 to $78 million in the same period of 2011. The net realized and unrealized investment gains of $78 million in the three months ended June 30, 2011 were primarily due to declining European and U.S. risk-free interest rates and were partially offset by widening credit spreads. Net realized and unrealized investment gains of $78 million in the three months ended June 30, 2011 primarily consisted of the change in net unrealized investment gains on fixed maturities and short-term investments of $131 million and net realized investment gains on equities, fixed maturities and short-term investments of $39 million, which were partially offset by net realized investment losses on other invested assets, primarily related to treasury note futures, of $63 million and the change in net unrealized investment losses on equities and other invested assets of $37 million.

Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $70 million in the three months ended June 30, 2011 and primarily related to realized losses on treasury note futures. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $54 million in the three months ended June 30, 2010 and primarily related to realized and unrealized losses on treasury note futures.

Net realized and unrealized investment gains on funds held – directly managed of $8 million and $20 million in the three months ended June 30, 2011 and 2010, respectively, primarily related to the change in unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were primarily the result of declining risk-free rates.

Six-month result

Net realized and unrealized investment gains decreased by $225 million, from $191 million in the six months ended June 30, 2010 to a loss of $34 million in the same period of 2011. The net realized and unrealized investment losses of $34 million in the six months ended June 30, 2011 were primarily due to losses on treasury note futures, losses on insurance-linked securities impacted by the Japan Earthquake and a modest increase in European and U.S. risk-free interest rates, which were partially offset by improvements in worldwide equity markets. Net realized and unrealized investment losses of $34 million in the six months ended June 30, 2011 primarily consisted of net realized investment losses on other invested assets (mainly related to treasury note futures) of $51 million, the change in net unrealized investment losses on other invested assets, equities, fixed maturities and short-term investments of $69 million, which were partially offset by net realized investment gains on equities, fixed maturities and short-term investments of $84 million.

Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $96 million in the six months ended June 30, 2011 and primarily related to realized and unrealized losses on treasury note futures and a realized loss on insurance-linked securities impacted by the Japan Earthquake. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $76 million in the six months ended June 30, 2010 and primarily related to losses on treasury note futures and a loss on an interest rate derivative used to mitigate exposure to interest rate volatility related to the Company’s Senior Notes issuance in March 2010, and were partially offset by realized gains on total return swaps.

Net realized and unrealized investment gains on funds held – directly managed of $2 million and $29 million in the six months ended June 30, 2011 and 2010, respectively, primarily relate to realized and unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account.

Other Operating Expenses

The Company’s total other operating expenses for the three months and six months ended June 30, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2011	% Change 2011 over 2010	For the three months ended June 30, 2010	For the six months ended June 30, 2011	% Change 2011 over 2010	For the six months ended June 30, 2010
Other operating expenses	$114	29%	$160	$218	24%	$288

Three-month result

Other operating expenses represent 10.3% and 14.5% of net premiums earned (both Non-life and Life) for the three months ended June 30, 2011 and 2010, respectively. Other operating expenses included in Corporate and Other were $30 million and $65 million, of which $26 million and $62 million are related to corporate activities for the three months ended June 30, 2011 and 2010, respectively.

Other operating expenses decreased by 29% in the three months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to a charge of $34 million related to the Company’s voluntary termination plan in the three months ended June 30, 2010. In addition, the Company had a lower level of personnel costs and lower costs related to Paris Re’s operations following its integration, which were partially offset by the impact of foreign exchange fluctuations in the three months ended June 30, 2011 compared to the same period in 2010.

Six-month result

Other operating expenses represent 10.0% and 12.8% of net premiums earned (both Non-life and Life) for the six months ended June 30, 2011 and 2010, respectively. Other operating expenses included in Corporate and Other were $56 million and $101 million, of which $47 million and $94 million are related to corporate activities for the six months ended June 30, 2011 and 2010, respectively.

Other operating expenses decreased by 24% in the six months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to a charge of $35 million related to the Company’s voluntary termination plan in the six months ended June 30, 2010, and lower personnel costs (including share-based compensation expenses) and lower costs related to Paris Re’s operations following its integration, which were partially offset by foreign exchange fluctuations in the six months ended June 30, 2011 compared to the same period in 2010.

Income Taxes

The Company’s effective income tax rate, which we calculate as income tax expense or benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the geographic location, quantum and nature of net losses and loss expenses incurred; the quantum and geographic location of other operating expenses, net investment income, net realized and unrealized investment gains and losses; and the quantum of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions. In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, a non-taxable jurisdiction, including the majority of the Company’s catastrophe business, which can result in significant volatility to the Company’s pre-tax net income or loss in any given period.

The Company’s income tax expense and effective income tax rate for the three months and six months ended June 30, 2011 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Income tax expense	$50	$17	$24	$45
Effective income tax rate	28.7%	8.5%	(3.6)%	14.3%

Three-month result

Income tax expense and the effective income tax rate was $50 million and 28.7% in the three months ended June 30, 2011. Income tax expense and the effective income tax rate during the three months ended June 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates, the Company’s non-taxable jurisdictions recorded a net loss which was driven by large catastrophic losses and net realized and unrealized investment losses, without any associated tax benefit, and certain unfavorable tax adjustments were recorded related to foreign branch income taxes and foreign exchange fluctuations.

Income tax expense and the effective income tax rate was $17 million and 8.5% in the three months ended June 30, 2010. Income tax expense and the effective income tax rate during the three months ended June 30, 2010 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in jurisdictions with comparatively lower tax rates and non-taxable jurisdictions, and a less significant portion of the Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates which was driven by the large Deepwater Horizon loss and the charges related to the Company’s voluntary termination plan.

Six-month result

Income tax expense and the effective income tax rate was $24 million and (3.6)% in the six months ended June 30, 2011. Income tax expense and the effective income tax rate during the six months ended June 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net loss recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates with no associated tax benefit, which were driven by the large catastrophic losses described in the Review of Net Income (Loss), and a modest pre-tax net income recorded in taxable jurisdictions.

Income tax expense and the effective income tax rate was $45 million and 14.3% in the six months ended June 30, 2010. Income tax expense and the effective income tax rate during the six months ended June 30, 2010 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s taxable jurisdictions benefitted from significant realized and unrealized investment gains, which were partially offset by significant catastrophe losses related to the Chile Earthquake, the Deepwater Horizon loss and charges related to the voluntary plan, while non-taxable jurisdictions benefitted from a low level of catastrophe losses.

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

Investments

Total investments and cash were $17.6 billion at June 30, 2011 compared to $16.4 billion at December 31, 2010. The major factors influencing the increase in the six months ended June 30, 2011 were:

•	net cash provided by operating activities of $742 million;

•

various factors, the primary one being the effect of a weaker U.S. dollar at June 30, 2011 relative to most major currencies as it relates to the conversion of non-U.S. dollar invested assets into U.S. dollars at higher exchange rates, amounting to approximately $408 million; and

•

net proceeds of $362 million, after underwriting discounts, commissions and other related expenses of $12 million, related to the issuance of the Series E preferred shares (see Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations and Commitments and Shareholders’ Equity and Capital Resources Management below); partially offset by

•	repurchases of the Company’s common shares of $227 million;

•	dividend payments on common and preferred shares totaling $95 million; and

•

realized and unrealized losses related to the investment portfolio of $36 million primarily resulting from a decrease in other invested assets of $96 million, partially offset by an increase in the equity portfolio of $49 million and the fixed maturity and short-term investment portfolios of $11 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At June 30, 2011, the liability funds totaled $11.9 billion (including funds held – directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $7.2 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private placement equity and bond investments, convertible fixed income securities and certain other specialty asset classes. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The market value of fixed maturities, short-term investments and equities classified as trading securities (excluding funds held – directly managed) was $15.6 billion at June 30, 2011. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations. In addition, the market value of the Company’s other invested assets was $338 million, which are discussed separately below.

At June 30, 2011, approximately 94% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 95% were publicly traded. The average credit quality of the Company’s fixed income securities at June 30, 2011 was AA, comparable to the position at December 31, 2010.

The average duration of the Company’s investment portfolio was 3.0 years at June 30, 2011 and December 31, 2010. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.7 years to 3.0 years at June 30, 2011.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents was 2.9% at June 30, 2011, comparable to the position at December 31, 2010, reflecting relatively flat European and U.S. risk-free rates and credit spreads at June 30, 2011 compared to December 31, 2010.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 1.4% and 1.8% for the three months and six months ended June 30, 2011, respectively, compared to 1.2% and 3.0% for the comparable periods in 2010. The higher total accounting return in the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to decreasing risk-free rates. The lower total accounting return in the six months ended June 30, 2011 was mainly due to the relative increase in the level of risk-free rates, on average, in the six months ended June 30, 2011 compared to the same period in 2010.

The cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturities, short-term investments and equities classified as trading at June 30, 2011 were as follows (in millions of U.S. dollars):

June 30, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$1,550	$26	$(2)	$1,574
Non-U.S. sovereign government, supranational and government related	3,191	76	(9)	3,258
Corporate	5,577	271	(18)	5,830
Asset-backed securities	657	11	(12)	656
Residential mortgage-backed securities	2,922	110	(33)	2,999
Other mortgage-backed securities	87	3	—	90

Total fixed maturities	13,984	497	(74)	14,407
Short-term investments	217	—	(1)	216
Equities	880	136	(21)	995

Total	$15,081	$633	$(96)	$15,618

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The fair value of the Company’s fixed maturities increased by $1.6 billion from $12.8 billion at December 31, 2010 to $14.4 billion at June 30, 2011. The increase in the Company’s fixed maturities is predominantly in the U.S. government and agencies, non-U.S. sovereign government, supranational and government related and residential mortgage-backed securities categories, which have increased by $601 million, $439 million and $693 million, respectively, at June 30, 2011 compared to December 31, 2010. The increases primarily reflect the investment of net cash provided by operating activities during the six months ended June 30, 2011, the investment of a portion of the Company’s cash and cash equivalents and the proceeds from the issuance of the Series E preferred shares. As a result of these new investments, the Company’s asset allocation has shifted from cash and cash equivalents to fixed maturities and, while the overall average credit quality of the portfolio has not changed from AA, there has been a shift in the credit quality from AA and A rated securities to AAA rated securities. See Ratings Distribution below for more details.

U.S. government and agencies includes U.S. treasuries, U.S. government agency securities and U.S. municipal securities which accounted for 82%, 12%, and 6%, respectively, of this category at June 30, 2011. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. At June 30, 2011, 37% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AAA corporate issues. The remaining 59% and 4% of U.S. government agency securities at June 30, 2011 were rated AAA and AA, respectively. At June 30, 2011, 12% of the U.S. municipal securities held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 88% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. Non-U.S. sovereign government obligations comprised 87% of this category, of which 94% were rated AAA. The largest three non-U.S. sovereign government issuers (France, Germany and Canada) accounted for 82% of non-U.S. sovereign government obligations at June 30, 2011. The remaining 13% of this category was primarily comprised of investment grade non-U.S. government related obligations and non-U.S. government agency obligations which represented 9% and 4% of the total, respectively. At June 30, 2011, 87% of this category was rated AAA.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At June 30, 2011, 93% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 68% were rated A- or better. The ten largest issuers accounted for 20% of the corporate bonds held by the Company at June 30, 2011 (7% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of the Company’s total investments and cash) at June 30, 2011. At June 30, 2011, U.S. bonds comprised 62% of this category and no other country accounted for more than 10% of this category. The main exposures by economic sector were 24% in finance (10% were banks), 13% in consumer noncyclical and 10% in each of government guaranteed corporate debt and communications. Within the finance sector, 99% of corporate bonds were rated investment grade and 88% were rated A- or better at June 30, 2011.

The asset-backed securities category included U.S. asset-backed securities, which accounted for 74% at June 30, 2011. Of the U.S. asset-backed securities, 40% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 60% were not rated. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which accounted for 92% of this category at June 30, 2011. These securities generally have a low risk of default and 96% are backed by U.S. government agencies, which sets standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at June 30, 2011, other than $17 million of investments in distressed asset vehicles (included in other invested assets). At June 30, 2011, the Company’s U.S. residential mortgage-backed securities included approximately $202 million (7% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. At June 30, 2011, the remaining 8% of this category was comprised of non-U.S. residential mortgage-backed securities, of which 92% were rated AAA and 99% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities includes U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 77% and 23% of this category at June 30, 2011, respectively. Approximately 96% of this category was rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Short-term investments primarily consisted of U.S. treasuries, non-U.S. sovereign government obligations and U.S. asset-backed securities. At June 30, 2011, U.S. treasuries and non-U.S. sovereign government obligations accounted for 62% and 37%, respectively, of this category and were rated AAA by Standard & Poor’s (or estimated equivalent). At June 30, 2011, U.S. asset-backed securities accounted for the remaining 1% of this category and were not rated.

Publicly traded common stocks (including public exchange traded funds (ETFs)) comprised 78% of equities at June 30, 2011. The remaining 22% of this category consisted primarily of funds holding fixed income securities, which was mainly comprised of emerging markets funds of $210 million. Of the publicly traded common stocks and ETFs, U.S. issuers represented 86% at June 30, 2011. The ten largest common stocks accounted for 17% of equities (excluding equities held in ETFs and funds holding fixed income securities) at June 30, 2011 and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At June 30, 2011, the largest publicly traded common stock exposures by economic sector were 19% in consumer noncyclical, 14% in energy, 13% in finance, 11% in each of technology and communications, and 10% in industrials.

Maturity Distribution

The distribution of fixed maturities and short-term investments at June 30, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

June 30, 2011	Cost	Fair Value
One year or less	$963	$970
More than one year through five years	5,279	5,404
More than five years through ten years	3,670	3,831
More than ten years	623	673

Subtotal	10,535	10,878
Mortgage/asset-backed securities	3,666	3,745

Total	$14,201	$14,623

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturities and short-term investments at June 30, 2011:

Rating Category	% of total
AAA	58%
AA	7
A	19
BBB	10
Below investment grade/Unrated	6

Total	100%

The Company’s AA and A (or equivalent) rated securities, as a percentage of its total fixed income portfolio, decreased from 31% at December 31, 2010 to 26% at June 30, 2011 and was reallocated to AAA-rated fixed income securities, which increased from 51% at December 31, 2010 to 58% at June 30, 2011. The increase in the allocation to AAA-rated fixed income securities was primarily due to the purchase of U.S. treasuries and certain U.S. residential mortgage-backed securities which are generally considered to have a credit quality equivalent to or greater than AAA corporate issues, and non-U.S. sovereign government, supranational and government related securities, which are predominantly AAA-rated. These changes in the Company’s overall asset allocation at June 30, 2011 compared to December 31, 2010 reflect new investments utilizing cash from operating activities generated during the six months ended June 30, 2011, the investing of a portion of the Company’s cash and cash equivalents, and the proceeds from the issuance of the Series E preferred shares. The overall average credit quality of the Company’s fixed maturity investment portfolio at June 30, 2011 and December 31, 2010 remained AA.

Other Invested Assets

At June 30, 2011, the Company’s other invested assets totaled $338 million. The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, private placement equity and bond investments, notes receivable and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at June 30, 2011, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At June 30, 2011, the Company’s principal finance activities included $162 million of investments classified as other invested assets, which were comprised primarily of notes receivable, total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments), other asset-backed securities and private placement equity investments. At June 30, 2011, the carrying value of notes receivable, other asset-backed securities and private placement equity investments was $144 million, $27 million and $3 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was an unrealized loss of $12 million.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At June 30, 2011, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $7 million and $5 million, respectively. At June 30, 2011, the notional value of the Company’s assumed exposure in the form of total return swaps was $153 million.

At June 30, 2011, 48% of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income, 41% was related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade, and the remainder of the portfolio was distributed over a number of generally unrelated risks. For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At June 30, 2011, the fair value of the Company’s assumed exposure in the form of credit default swaps was insignificant and the notional value was $23 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at June 30, 2011. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $2 million at June 30, 2011, and the notional value was comprised of $110 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At June 30, 2011, the combined fair values of the weather derivatives and the longevity total return swaps were an unrealized loss of $15 million, while their combined notional values were $96 million.

The Company has entered into certain commodity futures contracts (which are accounted for as derivative financial instruments). The Company uses commodity futures to hedge certain investments and to replicate the investment return on certain benchmarked commodities. The counterparties to the Company’s commodity futures contracts are all highly rated financial institutions, rated A- or better by Standard & Poor’s at June 30, 2011. The Company uses quoted market prices to estimate the fair value of these contracts. The fair value and the notional value of the commodity futures contracts was an unrealized loss of $1 million and $51 million, respectively, at June 30, 2011.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The fair value and notional value of the treasury note futures was a net unrealized loss of $12 million and a net short position of $2,283 million at June 30, 2011, respectively. The Company also uses equity futures to replicate equity investment positions. At June 30, 2011, both the notional value and the fair value of equity futures were insignificant.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. At June 30, 2011, the fair value of foreign exchange forward contracts was a net unrealized gain of $7 million and the fair value of foreign currency option contracts was an unrealized gain of $3 million.

At June 30, 2011, the Company’s strategic investments of $201 million (of which $188 million were included in Other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments, derivatives and other specialty asset classes.

The Company also had $8 million of other invested assets at June 30, 2011.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The composition of the investments underlying the funds held – directly managed account at June 30, 2011 is discussed below.

At June 30, 2011, approximately 98% of the fixed income securities underlying the funds held – directly managed account were publicly traded and all were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of the fixed income securities underlying the funds held – directly managed account was AA at June 30, 2011, comparable to December 31, 2010.

The average duration of the investments underlying the funds held – directly managed account was 3.1 years at June 30, 2011 and December 31, 2010. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account was 2.1% at June 30, 2011 compared to 2.4% at December 31, 2010. The decrease in the average yield to maturity during the six months ended June 30, 2011 primarily reflects the sale and maturity of higher yielding investments to finance the release of assets pursuant to the Endorsement (defined below) and to pay losses related to the run-off of the underlying reserves.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments underlying the funds held – directly managed account at June 30, 2011 were as follows (in millions of U.S. dollars):

June 30, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agencies	$223	$8	$—	$231
Non-U.S. sovereign government, supranational and government related	306	7	—	313
Corporate	542	11	(2)	551

Total fixed maturities	1,071	26	(2)	1,095
Short-term investments	42	—	—	42
Other invested assets	29	—	(7)	22

Total	$1,142	$26	$(9)	$1,159

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

The decrease in the fair value of the investments underlying the funds held – directly managed account of $384 million, from $1,543 million at December 31, 2010 to $1,159 million at June 30, 2011 is primarily related to the release of assets of approximately $0.3 billion from the funds held – directly managed account to Partner Reinsurance Europe Limited in February 2011 pursuant to an endorsement to the Quota Share Retrocession Agreement (the Endorsement) with Coliseé Re (See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10K for the year ended December 31, 2010). The decrease in the fair value of the investments underlying the funds held – directly managed account is also due to the sale and maturity of investments to pay losses related to the run-off of the underlying reserves.

In addition to the investments in the above table at June 30, 2011, the funds held – directly managed account included cash and cash equivalents of $149 million, other assets and liabilities of $57 million and accrued investment income of $15 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and agency securities underlying the funds held – directly managed account are comprised of U.S. government agency securities and U.S. treasuries which accounted for 67% and 33% of this category at June 30, 2011, respectively. With the exception of investments totaling $37 million in government agency securities, which were rated AA, U.S. government agency securities and U.S. treasuries are generally considered to have a credit quality equivalent to or greater than AAA corporate issues.

Non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Non-U.S. government related obligations comprised 58% of this category, with investment grade non-U.S government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 21%, 17% and 4%, respectively. At June 30, 2011, 84% and 100% of this category were rated AA- or A- or better, respectively, by Standard & Poor’s (or estimated equivalent).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At June 30, 2011, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 92% were rated A- or better. The ten largest issuers accounted for 22% of the corporate bonds underlying the funds held – directly managed account at June 30, 2011 and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account or more than 2% of the investments and cash underlying the funds held – directly managed account. U.S. and French bonds comprised 42% and 16%, respectively, of this category at June 30, 2011. The main exposures of this category by economic sector were 50% in finance (28% were banks) and 13% in consumer noncyclical. At June 30, 2011, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better. The decrease in the fair value of this category from $799 million at December 31, 2010 to $551 million at June 30, 2011, is primarily related to the release of assets related to the Endorsement described above.

Short-term investments underlying the funds held – directly managed account, are comprised of non-U.S. sovereign government and non-U.S. government related obligations which were rated A- or higher by Standard & Poor’s (or estimated equivalent) at June 30, 2011.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

June 30, 2011	Cost	Fair Value
One year or less	$222	$223
More than one year through five years	607	621
More than five years through ten years	258	266
More than ten years	26	27

Total	1,113	1,137

Rating Distribution

The following table provides a breakdown of the credit quality of fixed maturities and short-term investments underlying the funds held – directly managed account June 30, 2011:

Rating Category	% of total
AAA	43%
AA	30
A	23
BBB	4

Total	100%

The breakdown of the credit quality of the fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2011 has not changed significantly compared to December 31, 2010.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at June 30, 2011 have not changed significantly since December 31, 2010, other than a decrease of approximately $131 million related to the restructuring of a longevity treaty from a funds held basis to a swap basis (see Policy Benefits for Life and Annuity Contracts below). See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2011. See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information concerning losses and loss expenses.

At June 30, 2011 and December 31, 2010, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $12,016 million and $10,667 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $11,638 million and $10,318 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at June 30, 2011 include $1,165 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I and Note 9 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2011 (in millions of U.S. dollars):

For the six months ended June 30, 2011
Net liability at December 31, 2010	$10,318
Net incurred losses related to:
Current year	2,414
Prior years	(303)

2,111
Change in Paris Re reserve agreement	(28)
Net paid losses	(1,142)
Effects of foreign exchange rate changes	379

Net liability at June 30, 2011	$11,638

The Non-life ratio of paid losses to net premiums earned was 64%, while the Non-life ratio of paid losses to incurred losses was 54% for the six months ended June 30, 2011, compared to 69% and 94%, respectively, for the same period of 2010. The decrease in the Non-life ratio of paid losses to net premiums earned for the six months ended June 30, 2011 was primarily due to the relatively lower level of paid losses in the six months ended June 30, 2011 compared to the same period in 2010. The lower level of paid losses was driven by the agriculture line of the North America Non-life sub-segment and was related to the annual settlement of the 2010 agricultural business which was significantly lower than the 2009 annual settlement paid in the same period of 2010, and certain lines of business in our Global (Non-U.S.) Specialty sub-segment, primarily driven by the timing of receipt of cedant accounts. The decrease in the Non-life ratio of paid losses to incurred losses is primarily due to a higher level of incurred losses in the six months ended June 30,

2011 compared to the same period of 2010, which was related to the significant increase in the level of large catastrophic losses, as described in Results by Segment above.

The Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given it is based on limited and preliminary information that has been received from cedants to date and is also based, to a lesser extent, on modeled losses. While the Company believes its techniques for modeling the impact of losses related to this event provides a reasonable basis for the estimation of its loss exposure, the Company cautions that estimates based on modeling are subject to a high degree of uncertainty. Additionally, due to the characteristics of the Company’s reinsurance portfolio in the region, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its loss estimates related to the Japan Earthquake and the ultimate losses arising from this event may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business – Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the impact of foreign exchange on the net reserves.

Policy Benefits for Life and Annuity Contracts

At June 30, 2011 and December 31, 2010, the Company recorded gross policy benefits for life and annuity contracts of $1,726 million and $1,750 million, respectively, and net policy benefits for life and annuity contracts of $1,715 million and $1,736 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the six months ended June 30, 2011 (in millions of U.S. dollars):

For the six months ended June 30, 2011
Net liability at December 31, 2010	$1,736
Net incurred losses related to:
Current year	313
Prior years	(2)

311
Net policy benefits restructured by a cedant	(131)
Net paid losses	(292)
Effects of foreign exchange rate changes	91

Net liability at June 30, 2011	$1,715

The decrease in net policy benefits for life and annuity contracts of $21 million from December 31, 2010 to June 30, 2011 is due to net paid losses and the restructuring of a longevity treaty from a funds held basis to a swap basis. These decreases were partially offset by incurred losses and the impact of the weaker U.S. dollar, primarily against the euro and the British pound, converting policy benefits for life and annuity contracts that are denominated in these currencies into U.S. dollars at higher exchange rates.

See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 10 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk – Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

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

In June 2011, the Company issued 14,950,000 of 7.25% Series E cumulative redeemable preferred shares (Series E preferred shares) for a total consideration of $362 million after underwriting discounts, commissions and other related expenses totaling $12 million. The net proceeds were used for general corporate purposes. On or after June 1, 2016, the Company may redeem the Series E preferred shares, in whole at any time or in part from time to time, at $25.00 per share plus accrued and unpaid dividends, if any, without interest. The Series E preferred shares are also redeemable at any time upon certain changes in tax law. Dividends on the Series E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears, commencing September 1, 2011. In the event of liquidation of the Company, the holders of outstanding Series E preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $374 million, plus accrued and unpaid dividends, if any. See Note 6 to the Condensed Unaudited Consolidated Financial Statements in Item 1 Part I of this report and Shareholders’ Equity and Capital Resources Management below.

Other than the Series E preferred shares, contractual obligations at June 30, 2011 have not changed materially compared to December 31, 2010.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.6 billion at June 30, 2011, an 8% decrease compared to $7.2 billion at December 31, 2010. The major factors contributing to the decrease in shareholders’ equity in the six months ended June 30, 2011 were:

•	a net loss of $683 million;

•

a net decrease of $201 million, due to the repurchase of common shares of $227 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $26 million; and

•	dividends declared on both the Company’s common and preferred shares of $95 million; partially offset by

•

net proceeds of $362 million, after underwriting discounts, commissions and other related expenses of $12 million, related to the issuance of the Series E preferred shares (see Note 6 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report and Contractual Obligations and Commitments above); and

•	an increase of $44 million in the currency translation adjustment, resulting primarily from the translation of PartnerRe Holdings Europe Limited’s financial statements into the U.S. dollar.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net loss for the six months ended June 30, 2011.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through the payment of dividends on its common shares or stock repurchases, when available business opportunities are insufficient or unattractive to fully utilize the Company’s capital at adequate returns. The Company may also seek to reduce or restructure its capital through the repayment or purchase of debt obligations, or increase or restructure its capital through the issuance of debt, when opportunities arise.

Management uses growth in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share decreased by 11% to $83.71 at June 30, 2011 from $93.77 at December 31, 2010, primarily due to the comprehensive loss for the six months ended June 30, 2011 that was the result of the large catastrophic losses (see Review of Net Income (Loss)). See Key Financial Measures for further discussion.

The table below sets forth the capital structure of the Company at June 30, 2011 and December 31, 2010 (in millions of U.S. dollars):

	June 30, 2011		December 31, 2010
Capital Structure:
Senior notes(1)	$750	10%	$750	9%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	894	12	520	7
Common shareholders’ equity	5,738	77	6,687	83

Total Capital	$7,445	100%	$8,020	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.

The decrease in total capital during the six months ended June 30, 2011 was related to the decrease in shareholders’ equity discussed above, which was partially offset by the issuance of the Series E preferred shares.

In June 2011, the Company issued 14,950,000 of 7.25% Series E cumulative redeemable preferred shares (Series E preferred shares) for a total consideration of $362 million after underwriting discounts, commissions and other related expenses totaling $12 million. The net proceeds were used for general corporate purposes. On or after June 1, 2016, the Company may redeem the Series E preferred shares, in whole at any time or in part from time to time, at $25.00 per share plus accrued and unpaid dividends, if any, without interest. The Series E preferred shares are also redeemable at any time upon certain changes in tax law. Dividends on the Series E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears, commencing September 1, 2011. In the event of liquidation of the Company, the holders of outstanding Series E preferred shares would have preference over the common shareholders and would receive a distribution of $25.00 per share, or an aggregate value of $374 million, plus accrued and unpaid dividends, if any. See Note 6 to the Condensed Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report and Contractual Obligations and Commitments above.

During the six months ended June 30, 2011, the Company repurchased, under its authorized share repurchase program, 2.8 million of its common shares at a total cost of approximately $227 million, representing an average cost of $81.41 per share. At June 30, 2011, the Company had approximately 3.7 million common shares remaining under its current share repurchase authorization and approximately 16.8 million common shares were held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

The Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2011.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.6 billion at June 30, 2011 compared to $2.1 billion at December 31, 2010.

Cash flows from operations for the six months ended June 30, 2011 increased to $742 million from $561 million in the same period in 2010. The increase in cash flows from operations in the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to higher underwriting cash flows, and lower taxes and foreign exchange, which were partially offset by modestly lower net investment cash flows. The higher underwriting cash flows primarily reflect cash received related to the release of assets from the funds held – directly managed account to Partner Reinsurance Europe Limited pursuant to the Endorsement (see Funds Held – Directly Managed above). Without the impact of the cash received related to the release of assets from the funds held – directly managed account, underwriting cash flows were lower in the six months ended June 30, 2011 compared to the same period in 2010 due to a lower level of premiums received, which is driven by the decrease in gross and net premiums written discussed in Overview and Results by Segment above.

Net cash provided by financing activities in the six months ended June 30, 2011 was $36 million compared to net cash used in financing activities of $184 million in the six months ended June 30, 2010. Net cash provided by financing activities in the six months ended June 30, 2011 was primarily related to the net proceeds of $362 million related to the issuance of the Series E preferred shares, which was partially offset by the Company’s share repurchases and dividends on common and preferred shares.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments through 2011. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the

Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $17.6 billion at June 30, 2011, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $15.4 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its claims paying obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted.

On June 2, 2011, Fitch downgraded the Company’s financial strength rating to AA- from AA following the significant catastrophe losses incurred in 2011 and given Fitch’s view that the Company’s earnings profile includes variability that is modestly greater than previously considered within the rating. The Company’s other financial strength ratings at June 30, 2011 have not changed since December 31, 2010 and our current financial strength ratings are:

Standard & Poor’s	AA-
Moody’s	Aa3
A.M. Best	A+
Fitch	AA-

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. The Company’s credit facilities at June 30, 2011 have not changed significantly since December 31, 2010. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at June 30, 2011 have not changed significantly since December 31, 2010. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Currency

See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for six months ended June 30, 2011 and 2010.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased by $44 million during the six months ended June 30, 2011 due to the impact of foreign exchange fluctuations on the Company’s net asset exposure to currencies other than the U.S. dollar.

The following table provides a reconciliation of the currency translation adjustment for the six months ended June 30, 2011 (in millions of U.S. dollars):

For the six months ended June 30, 2011
Currency translation adjustment at December 31, 2010	$16
Change in currency translation adjustment included in accumulated other comprehensive income	44

Currency translation adjustment at June 30, 2011	$60

From time to time, the Company enters into net investment hedges. At June 30, 2011, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion of market risks at June 30, 2011 focuses only on material changes from December 31, 2010 in the Company’s market risk exposures, or how those exposures are managed.

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

At June 30, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$17,047	6%	$16,561	3%	$16,075	$15,589	(3)%	$15,103	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	1,364	6	1,325	3	1,286	1,247	(3)	1,208	(6)
Total invested assets(3)	20,118	6	19,593	3	19,068	18,543	(3)	18,018	(6)
Shareholders’ equity	7,682	16	7,157	8	6,632	6,107	(8)	5,582	(16)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

The increase in the absolute impact of an immediate change in interest rates of 100 basis points on the Company’s total invested assets and shareholders’ equity, from $488 million at December 31, 2010 to $525 million at June 30, 2011, was primarily due to the increase in the Company’s fixed maturity investments as discussed in Financial Condition, Liquidity and Capital Resources Management—Investments above. There was no material change in the percentage impact of an immediate change in interest rates of 100 basis points on the Company’s total invested assets and shareholders’ equity at June 30, 2011 compared to December 31, 2010.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Unaudited Condensed Consolidated Balance Sheets. At June 30, 2011, the carrying value and fair value of the Series E preferred shares that the Company issued during the three months ended June 30, 2011, was $374 million and $380 million (based on quoted market prices), respectively. The fair value of the Company’s other outstanding debt obligations and preferred securities, has not changed materially compared to December 31, 2010. For additional information related to the Company’s debt obligations, see Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report and Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For additional information related to the Company’s Series E preferred shares, see Shareholders’ Equity and Capital Resources Management.

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

At June 30, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$16,839	5%	$16,457	2%	$16,075	$15,693	(2)%	$15,311	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	1,348	5	1,317	2	1,286	1,255	(2)	1,224	(5)
Total invested assets(3)	19,894	4	19,481	2	19,068	18,655	(2)	18,242	(4)
Shareholders’ equity	7,458	12	7,045	6	6,632	6,219	(6)	5,806	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The increase in the absolute impact of an immediate change in credit spreads of 100 basis points on the Company’s total invested assets and shareholders’ equity, from $380 million at December 31, 2010 to $413 million at June 30, 2011, was primarily due to the increase in the Company’s investments exposed to credit spread risk as discussed in Financial Condition, Liquidity and Capital Resources—Investments above. There was no material change in the percentage impact of an immediate change in credit spreads of 100 basis points on the Company’s total invested assets and shareholders’ equity at June 30, 2011 compared to December 31, 2010.

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

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at June 30, 2011 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total(1)
Total assets	$5,679	$1,108	$1,353	$98	$369	$637	$9,244
Total liabilities	(5,053)	(804)	(860)	(302)	(55)	(2,628)	(9,702)

Total gross foreign currency exposure	626	304	493	(204)	314	(1,991)	(458)
Total derivative amount	(409)	(305)	27	212	(187)	1,836	1,174

Net foreign currency exposure	217	(1)	520	8	127	(155)	716

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at June 30, 2011.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $72 million and $143 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At June 30, 2011, approximately 57% of the Company’s fixed income portfolio (including the funds held – directly managed account) was rated AAA (or equivalent rating), 85% was rated A- or better and 6% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S., French and German governments which are rated AAA (see Financial Condition, Liquidity and Capital Resources Management—Investments). In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 21% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and 22%, respectively, of total corporate fixed income securities underlying the funds held – directly managed account at June 30, 2011.

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

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $778 million, excluding funds holding fixed income securities of $217 million) at June 30, 2011. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.03 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at June 30, 2011 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	June 30, 2011	10% Increase	% Change	20% Increase	% Change
Equities(1)	$618	(21)%	$698	(10)%	$778	$858	10%	$938	21%
Total invested assets(2)	18,908	(1)	18,988	—	19,068	19,148	—	19,228	1
Shareholders’ equity	6,472	(2)	6,552	(1)	6,632	6,712	1	6,792	2

(1)	Excludes funds holding fixed income securities of $217 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

The absolute impact of a 10% change in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity decreased to $80 million at June 30, 2011 compared to $114 million at December 31, 2010, as a result of the decrease in the fair value of the equity portfolio, excluding funds holding fixed income securities, from $1,031 million at December 31, 2010 to $778 million at June 30, 2011. There was no material change in the percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s total invested assets and shareholders’ equity at June 30, 2011 compared to December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2011, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at June 30, 2011 compared to December 31, 2010. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and quarterly report on Form 10-Q for the three months ended March 31, 2011 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three months ended June 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
4/01/2011-4/30/2011	—	$—	—	3,732,807
5/01/2011-5/31/2011	—	—	—	3,732,807
6/01/2011-6/30/2011	—	—	—	3,732,807

Total	—	$—	—

(1)	In December 2010, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 7 million common shares, which replaced the prior authorization of 7 million common shares approved in September 2010. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At June 30, 2011, approximately 16.8 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 76.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/s/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis
Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2011

By:	/s/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Certificate of Designation, Preferences and Rights of the Company’s 7.25% Series E Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 15, 2011).

10.2	Specimen Share Certificate for the 7.25% Series E Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 15, 2011).

10.3	PartnerRe Ltd amended and restated Employee Equity Plan.

10.4	PartnerRe Ltd Swiss Share Purchase Plan.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2011 and 2010; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.