Form 10-Q
period 2011-09-30
PARTNERRE LTD
filed 2011-11-03
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of November 1, 2011 was 67,750,164

PartnerRe Ltd.

INDEX TO FORM 10-Q

		Page
	PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Unaudited Condensed Consolidated Balance Sheets—September 30, 2011 and December 31, 2010	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) —Three Months and Nine Months Ended September 30, 2011 and 2010	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity—Nine Months Ended September 30, 2011 and 2010	6

	Unaudited Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2011 and 2010	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	72

ITEM 4.	Controls and Procedures	75

	PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	76

ITEM 1A.	Risk Factors	76

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

ITEM 3.	Defaults upon Senior Securities	77

ITEM 4.	Reserved	77

ITEM 5.	Other Information	77

ITEM 6.	Exhibits	77

	Signatures	78

	Exhibit Index	79

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2011 and 2010, and of shareholders’ equity, and of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda November 3, 2011

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2011	December 31, 2010
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2011, $13,754,316; 2010, $12,394,797)	$14,356,056	$12,824,389
Short-term investments, trading securities, at fair value (amortized cost: 2011, $97,628; 2010, $49,132)	97,661	49,397
Equities, trading securities, at fair value (cost: 2011, $1,031,364; 2010, $942,745)	1,001,148	1,071,676
Other invested assets	334,991	352,405

Total investments	15,789,856	14,297,867
Funds held – directly managed (cost: 2011, $1,294,459; 2010, $1,751,276)	1,322,761	1,772,118
Cash and cash equivalents, at fair value, which approximates amortized cost	1,073,432	2,111,084
Accrued investment income	198,503	201,928
Reinsurance balances receivable	2,313,538	2,076,884
Reinsurance recoverable on paid and unpaid losses	447,015	382,878
Funds held by reinsured companies	814,950	937,032
Deferred acquisition costs	602,275	595,557
Deposit assets	235,470	256,702
Net tax assets	38,532	14,960
Goodwill	455,533	455,533
Intangible assets	142,760	178,715
Other assets	184,488	83,113

Total assets	$23,619,113	$23,364,371

Liabilities
Unpaid losses and loss expenses	$11,352,599	$10,666,604
Policy benefits for life and annuity contracts	1,678,201	1,750,410
Unearned premiums	1,787,351	1,599,139
Other reinsurance balances payable	493,926	491,194
Deposit liabilities	244,775	268,239
Net tax liabilities	339,031	316,325
Accounts payable, accrued expenses and other	194,558	244,552
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,911,430	16,157,452

Shareholders’ Equity
Common shares (par value $1.00; issued: 2011, 84,580,948 shares; 2010, 84,033,089 shares)	84,581	84,033
Preferred shares (par value $1.00; issued and outstanding: 2011, 35,750,000 shares; 2010, 20,800,000 shares; aggregate liquidation value: 2011, $893,750; 2010, $520,000)	35,750	20,800
Additional paid-in capital	3,796,410	3,419,864
Accumulated other comprehensive (loss) income:
Currency translation adjustment	5,227	16,101
Other accumulated comprehensive loss (net of tax of: 2011, $5,483; 2010, $4,872)	(13,094)	(12,045)
Retained earnings	4,108,524	4,761,178
Common shares held in treasury, at cost (2011, 16,831,534 shares; 2010, 14,046,895 shares)	(1,309,715)	(1,083,012)

Total shareholders’ equity	6,707,683	7,206,919

Total liabilities and shareholders’ equity	$23,619,113	$23,364,371

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

Revenues
Gross premiums written	$1,095,326	$1,008,464	$3,735,091	$4,057,965

Net premiums written	$1,079,557	$987,612	$3,606,444	$3,884,511
Decrease (increase) in unearned premiums	214,762	325,802	(140,091)	(312,687)

Net premiums earned	1,294,319	1,313,414	3,466,353	3,571,824
Net investment income	163,647	164,402	473,608	511,978
Net realized and unrealized investment gains (losses)	26,139	293,164	(7,860)	484,683
Other income	1,434	3,363	4,843	5,391

Total revenues	1,485,539	1,774,343	3,936,944	4,573,876
Expenses
Losses and loss expenses and life policy benefits	881,626	748,879	3,303,366	2,465,847
Acquisition costs	262,489	261,668	699,589	725,919
Other operating expenses	103,822	118,221	321,813	406,506
Interest expense	12,216	12,297	36,730	32,232
Amortization of intangible assets	9,520	10,003	27,512	22,639
Net foreign exchange (gains) losses	(10,587)	27,074	(20,020)	12,426

Total expenses	1,259,086	1,178,142	4,368,990	3,665,569

Income (loss) before taxes and interest in (losses) earnings of equity investments	226,453	596,201	(432,046)	908,307
Income tax expense	41,803	72,576	65,632	117,892
Interest in (losses) earnings of equity investments	(4,527)	1,312	(4,970)	5,103

Net income (loss)	180,123	524,937	(502,648)	795,518
Preferred dividends	14,352	8,631	31,614	25,894

Net income (loss) available to common shareholders	$165,771	$516,306	$(534,262)	$769,624

Comprehensive income (loss)
Net income (loss)	$180,123	$524,937	$(502,648)	$795,518
Change in currency translation adjustment	(54,958)	107,572	(10,874)	(66,506)
Change in other accumulated comprehensive income (loss), net of tax	1,106	(1,260)	(1,049)	(6,514)

Comprehensive income (loss)	$126,271	$631,249	$(514,571)	$722,498

Per share data
Net income (loss) per common share:
Basic net income (loss)	$2.45	$6.86	$(7.88)	$9.86
Diluted net income (loss)	$2.43	$6.76	$(7.88)	$9.68
Weighted average number of common shares outstanding	67,743,296	75,238,329	67,788,427	78,076,561
Weighted average number of common shares and common share equivalents outstanding	68,181,982	76,428,460	67,788,427	79,494,247
Dividends declared per common share	$0.60	$0.50	$1.75	$1.50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Common shares
Balance at beginning of period	$84,033	$82,586
Issuance of common shares	548	953

Balance at end of period	84,581	83,539

Preferred shares
Balance at beginning of period	20,800	20,800
Issuance of preferred shares	14,950	—

Balance at end of period	35,750	20,800

Additional paid-in capital
Balance at beginning of period	3,419,864	3,357,004
Issuance of preferred shares	346,772	—
Issuance of common shares	29,774	38,563

Balance at end of period	3,796,410	3,395,567

Accumulated other comprehensive (loss) income
Balance at beginning of period	4,056	84,927
Change in currency translation adjustment	(10,874)	(66,506)
Change in other accumulated comprehensive loss, net of tax	(1,049)	(6,514)

Balance at end of period	(7,867)	11,907

Retained earnings
Balance at beginning of period	4,761,178	4,100,782
Net (loss) income	(502,648)	795,518
Dividends on common shares	(118,392)	(117,078)
Dividends on preferred shares	(31,614)	(25,894)

Balance at end of period	4,108,524	4,753,328

Common shares held in treasury
Balance at beginning of period	(1,083,012)	(372)
Repurchase of common shares	(226,703)	(682,476)

Balance at end of period	(1,309,715)	(682,848)

Total shareholders’ equity	$6,707,683	$7,582,293

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Cash flows from operating activities
Net (loss) income	$(502,648)	$795,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	63,268	59,766
Amortization of intangible assets	27,512	22,639
Net realized and unrealized investment losses (gains)	7,860	(484,683)
Changes in:
Reinsurance balances, net	(228,133)	(165,012)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	(1,923)	(2,061)
Funds held by reinsured companies and funds held – directly managed	573,220	225,757
Deferred acquisition costs	8,716	(31,300)
Net tax assets and liabilities	(2,893)	(50,269)
Unpaid losses and loss expenses including life policy benefits	500,038	172,974
Unearned premiums	140,091	312,687
Other net changes in operating assets and liabilities	(1,176)	56,269

Net cash provided by operating activities	583,932	912,285

Cash flows from investing activities
Sales of fixed maturities	5,049,822	5,609,630
Redemptions of fixed maturities	967,020	962,540
Purchases of fixed maturities	(7,412,275)	(5,957,460)
Sales and redemptions of short-term investments	242,234	175,733
Purchases of short-term investments	(292,833)	(86,252)
Sales of equities	492,491	268,625
Purchases of equities	(513,525)	(485,455)
Other, net	(131,989)	(160,862)

Net cash (used in) provided by investing activities	(1,599,055)	326,499

Cash flows from financing activities
Cash dividends paid to shareholders	(150,006)	(142,972)
Net proceeds from issuance of preferred shares	361,722	—
Repurchase of common shares	(244,222)	(682,476)
Issuance of common shares	13,219	17,487
Proceeds from issuance of senior notes	—	500,000
Contract fees on forward sale agreement	—	(2,638)
Repayment of debt	—	(200,000)

Net cash used in financing activities	(19,287)	(510,599)
Effect of foreign exchange rate changes on cash	(3,242)	(28,772)
(Decrease) increase in cash and cash equivalents	(1,037,652)	699,413
Cash and cash equivalents—beginning of period	2,111,084	738,309

Cash and cash equivalents—end of period	$1,073,432	$1,437,722

Supplemental cash flow information:
Taxes paid	$136,188	$182,335
Interest paid	$24,630	$18,365

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd., Partner Reinsurance Europe plc and Partner Reinsurance Company of the U.S. Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

3. New Accounting Pronouncements

In October 2010, the FASB issued new accounting guidance clarifying that only acquisition costs related directly to the successful acquisition of new or renewal insurance contracts may be capitalized. Those acquisition costs that may be capitalized include incremental direct costs, such as commissions, and a portion of salaries and benefits of certain employees who are involved in underwriting and policy issuance, that are directly related to time spent on an acquired contract. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have an impact on its consolidated shareholders’ equity or net income.

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

In September 2011, the FASB issued new accounting guidance, which updates the existing guidance, related to goodwill impairment testing. The amendments revise the application of certain existing requirements to allow the option of performing a qualitative goodwill impairment assessment before calculating the fair value of reporting units, which could, depending on the results of the assessment, eliminate the need for further testing of goodwill for impairment. The guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated shareholders’ equity or net income.

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

•

Level 2 inputs—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and significant directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Treasury bonds; U.S. Government Sponsored Entities bonds; Organization for Economic Co-operation and Development Sovereign Treasury bonds; U.S. state and municipal entities bonds; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; mortgage-backed securities; asset-backed securities; certain fixed income mutual funds; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, equity put and call options, credit default swaps, non-exchange traded futures and interest rate swaps.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: unlisted equities; inactively traded fixed maturities including U.S. state and municipal entities bonds, privately issued corporate securities and special purpose financing asset-backed bonds; real estate mutual fund investments; inactively traded weather derivatives; notes and loans receivable and longevity and other total return swaps.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At September 30, 2011 and December 31, 2010, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored entities	$—	$1,188,082	$—	$1,188,082
U.S. municipals	—	12,321	88,845	101,166
Non-U.S. sovereign government, supranational and government related	—	3,229,597	—	3,229,597
Corporate	—	6,008,083	112,047	6,120,130
Asset-backed securities	—	381,089	249,719	630,808
Residential mortgage-backed securities	—	2,999,911	—	2,999,911
Other mortgage-backed securities	—	86,362	—	86,362

Fixed maturities	$—	$13,905,445	$450,611	$14,356,056
Short-term investments	$—	$97,661	$—	$97,661
Equities
Consumer noncyclical	$145,223	$222	$—	$145,445
Energy	89,395	1,214	—	90,609
Technology	90,119	—	—	90,119
Finance	80,072	747	153	80,972
Communications	75,365	39	—	75,404
Industrials	64,275	—	—	64,275
Consumer cyclical	58,789	128	—	58,917
Insurance	35,328	356	—	35,684
Other	70,878	4,983	—	75,861
Mutual funds and exchange traded funds	41,867	235,482	6,513	283,862

Equities	$751,311	$243,171	$6,666	$1,001,148
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$3,110	$—	$3,110
Futures contracts	—	52	—	52
Credit default swaps (protection purchased)	—	158	—	158
Credit default swaps (assumed risks)	—	181	—	181
Insurance-linked securities	23	—	189	212
Total return swaps	—	—	6,467	6,467
Other assets	—	—	92,043	92,043
Derivative liabilities
Foreign exchange forward contracts	—	(11,361)	—	(11,361)
Foreign currency option contracts	—	(13,091)	—	(13,091)
Futures contracts	(9,102)	(2,296)	—	(11,398)
Credit default swaps (protection purchased)	—	(1,163)	—	(1,163)
Credit default swaps (assumed risks)	—	(1,356)	—	(1,356)
Insurance-linked securities	(8)	—	(2,209)	(2,217)
Total return swaps	—	(478)	(12,017)	(12,495)
Interest rate swaps	—	(8,064)	—	(8,064)
Other liabilities	—	(2,314)	—	(2,314)

Other invested assets	$(9,087)	$(36,622)	$84,473	$38,764
Funds held – directly managed
U.S. government and government sponsored entities	$—	$267,046	$—	$267,046
U.S. municipals	—	—	334	334
Non-U.S. sovereign government, supranational and government related	—	303,041	—	303,041
Corporate	—	530,899	—	530,899
Short-term investments	—	34,828	—	34,828
Other invested assets	—	—	17,838	17,838

Funds held – directly managed	$—	$1,135,814	$18,172	$1,153,986

Total	$742,224	$15,345,469	$559,922	$16,647,615

December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored entities	$—	$906,032	$—	$906,032
U.S. municipals	—	11,568	55,124	66,692
Non-U.S. sovereign government, supranational and government related	—	2,819,193	—	2,819,193
Corporate	—	6,066,865	76,982	6,143,847
Asset-backed securities	—	343,518	213,139	556,657
Residential mortgage-backed securities	—	2,305,525	—	2,305,525
Other mortgage-backed securities	—	26,153	290	26,443

Fixed maturities	$—	$12,478,854	$345,535	$12,824,389
Short-term investments	$—	$49,397	$—	$49,397
Equities
Consumer noncyclical	$186,016	$—	$—	$186,016
Technology	119,214	—	—	119,214
Energy	118,372	—	—	118,372
Finance	112,309	—	2,486	114,795
Communications	110,982	—	—	110,982
Industrials	100,572	—	—	100,572
Consumer cyclical	81,595	—	—	81,595
Insurance	48,611	—	—	48,611
Other	90,220	—	—	90,220
Mutual funds and exchange traded funds	60,372	—	40,927	101,299

Equities	$1,028,263	$—	$43,413	$1,071,676
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$27,880	$—	$27,880
Foreign currency option contracts	—	3,516	—	3,516
Futures contracts	30,593	—	—	30,593
Credit default swaps (protection purchased)	—	93	—	93
Credit default swaps (assumed risks)	—	533	—	533
Insurance-linked securities	1,320	—	—	1,320
Total return swaps	—	449	5,592	6,041
Interest rate swaps	—	246	—	246
Other assets	—	—	86,278	86,278
Derivative liabilities
Foreign exchange forward contracts	—	(13,647)	—	(13,647)
Futures contracts	(7,956)	—	—	(7,956)
Credit default swaps (protection purchased)	—	(2,407)	—	(2,407)
Credit default swaps (assumed risks)	—	(401)	—	(401)
Insurance-linked securities	(695)	—	(698)	(1,393)
Total return swaps	—	—	(12,848)	(12,848)
Interest rate swaps	—	(6,033)	—	(6,033)
Other liabilities	—	(441)	—	(441)

Other invested assets	$23,262	$9,788	$78,324	$111,374
Funds held – directly managed
U.S. government and government sponsored entities	$—	$288,164	$—	$288,164
U.S. municipals	—	—	368	368
Non-U.S. sovereign government, supranational and government related	—	384,553	—	384,553
Corporate	—	798,587	—	798,587
Mortgage/asset-backed securities	—	—	12,118	12,118
Short-term investments	—	38,613	—	38,613
Other invested assets	—	—	20,528	20,528

Funds held – directly managed	$—	$1,509,917	$33,014	$1,542,931

Total	$1,051,525	$14,047,956	$500,286	$15,599,767

At September 30, 2011 and December 31, 2010, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $296.2 million and $241.0 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,154.0 million and $1,542.9 million at September 30, 2011 and December 31, 2010, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $135.2 million and $129.2 million, respectively, and accrued investment income of $17.2 million and $19.9 million, respectively. At September 30, 2011 and December 31, 2010, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $16.4 million and $80.1 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

At September 30, 2011 and December 31, 2010, substantially all of the accrued investment income in the Unaudited Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months and nine months ended September 30, 2011, there were no significant transfers between Level 1 and Level 2.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At September 30, 2011 and December 31, 2010, the fair values of financial instrument assets recorded in the Unaudited Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended September 30, 2011 and 2010 (in thousands of U.S. dollars):

For the three months ended September 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances(a)	Sales and settlements(a)	Net transfers (out of)/into Level 3 (b)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. municipals	$86,782	$2,100	$—	$(37)	$—	$88,845	$2,100
Corporate	116,428	969	195	(5,545)	—	112,047	582
Asset-backed securities	261,843	2,005	39,159	(53,288)	—	249,719	4,627
Other mortgage-backed securities	1	(1)	—	—	—	—	—

Fixed maturities	$465,054	$5,073	$39,354	$(58,870)	$—	$450,611	$7,309
Short-term investments	$2,923	$—	$—	$(2,923)	$—	$—	$—
Equities
Finance	$163	$(10)	$—	$—	$—	$153	$(10)
Mutual funds and exchange traded funds	6,542	(29)	—	—	—	6,513	(29)

Equities	$6,705	$(39)	$—	$—	$—	$6,666	$(39)
Other invested assets
Derivatives, net	$(21,535)	$3,290	$675	$10,000	$—	$(7,570)	$3,290
Other	74,018	(9,391)	32,808	(5,392)	—	92,043	(11,988)

Other invested assets	$52,483	$(6,101)	$33,483	$4,608	$—	$84,473	$(8,698)
Funds held – directly managed
U.S. municipals	$355	$(21)	$—	$—	$—	$334	$(21)
Other invested assets	21,720	(3,882)	—	—	—	17,838	(2,954)

Funds held – directly managed	$22,075	$(3,903)	$—	$—	$—	$18,172	$(2,975)

Total	$549,240	$(4,970)	$72,837	$(57,185)	$—	$559,922	$(4,403)

(a)	Purchases and issuances of derivatives includes issuances of $nil. Sales and settlements of derivatives includes settlements of $10.0 million.
(b)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the three months ended September 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers into Level 3 (b)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. municipals	$9,999	$533	$—	$—	$10,532	$533
Corporate	15,437	109	856	175	16,577	109
Asset-backed securities	225,958	(1,066)	(22,668)	—	202,224	(3,677)
Other mortgage-backed securities	854	(25)	(275)	—	554	(25)

Fixed maturities	$252,248	$(449)	$(22,087)	$175	$229,887	$(3,060)
Equities
Finance	$2,115	$313	$—	$—	$2,428	$313
Mutual funds and exchange traded funds	39,612	643	—	—	40,255	643

Equities	$41,727	$956	$—	$—	$42,683	$956
Other invested assets
Derivatives, net	$(14,579)	$10,011	$(2,000)	$—	$(6,568)	$9,023
Other	50,289	(1,580)	30,162	—	78,871	(1,580)

Other invested assets	$35,710	$8,431	$28,162	$—	$72,303	$7,443
Funds held – directly managed
U.S. municipals	$357	$12	$—	$—	$369	$12
Mortgage/asset-backed securities	12,577	(319)	—	—	12,258	(319)
Other invested assets	26,825	4,063	—	—	30,888	4,063

Funds held – directly managed	$39,759	$3,756	$—	$—	$43,515	$3,756

Total	$369,444	$12,694	$6,075	$175	$388,388	$9,095

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the nine months ended September 30, 2011 and 2010 (in thousands of U.S. dollars):

For the nine months ended September 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances(a)	Sales and settlements(a)	Net transfers into Level 3 (b)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. municipals	$55,124	$3,724	$30,064	$(67)	$—	$88,845	$3,724
Corporate	76,982	(36,097)	41,073	(10,091)	40,180	112,047	2,949
Asset-backed securities	213,139	12,683	140,803	(116,906)	—	249,719	12,885
Residential mortgage-backed securities	—	1,385	4,212	(5,597)	—	—	—
Other mortgage-backed securities	290	(225)	408	(473)	—	—	—

Fixed maturities	$345,535	$(18,530)	$216,560	$(133,134)	$40,180	$450,611	$19,558
Short-term investments	$—	$(1,069)	$3,992	$(2,923)	$—	$—	$—
Equities
Finance	$2,486	$229	$—	$(2,562)	$—	$153	$3
Mutual funds and exchange traded funds	40,927	1,213	—	(35,627)	—	6,513	(411)

Equities	$43,413	$1,442	$—	$(38,189)	$—	$6,666	$(408)
Other invested assets
Derivatives, net	$(7,954)	$(5,513)	$(4,103)	$10,000	$—	$(7,570)	$3,790
Other	86,278	(12,598)	39,356	(20,993)	—	92,043	(14,485)

Other invested assets	$78,324	$(18,111)	$35,253	$(10,993)	$—	$84,473	$(10,695)
Funds held – directly managed
U.S. municipals	$368	$(34)	$—	$—	$—	$334	$(34)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	(2,690)	—	—	—	17,838	(2,030)

Funds held – directly managed	$33,014	$(2,874)	$—	$(11,968)	$—	$18,172	$(2,064)

Total	$500,286	$(39,142)	$255,805	$(197,207)	$40,180	$559,922	$6,391

(a)	Purchases and issuances of derivatives includes issuances of $5.1 million. Sales and settlements of derivatives includes settlements of $10.0 million.
(b)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the nine months ended September 30, 2010	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/into Level 3 (b)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. municipals	$4,286	$806	$9,726	$(4,286)	$10,532	$806
Corporate	15,041	532	11,754	(10,750)	16,577	532
Asset-backed securities	99,952	3,536	101,636	(2,900)	202,224	1,167
Residential mortgage-backed securities	77,440	191	(77,631)	—	—	—
Other mortgage-backed securities	874	129	(449)	—	554	129

Fixed maturities	$197,593	$5,194	$45,036	$(17,936)	$229,887	$2,634
Equities
Finance	$2,488	$(754)	$694	$—	$2,428	$(60)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	445	5,000	—	40,255	445

Equities	$38,103	$(393)	$4,973	$—	$42,683	$385
Other invested assets
Derivatives, net	$(9,361)	$14,326	$(19,699)	$8,166	$(6,568)	$10,501
Other	25,815	(1,749)	54,805	—	78,871	(1,749)

Other invested assets	$16,454	$12,577	$35,106	$8,166	$72,303	$8,752
Funds held – directly managed
U.S. municipals	$375	$(6)	$—	$—	$369	$(6)
Non-U.S. sovereign government, supranational and government related	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(4,750)	—	16,866	12,258	(4,744)
Other invested assets	35,685	(4,797)	—	—	30,888	(4,797)

Funds held – directly managed	$39,619	$(9,566)	$(3,404)	$16,866	$43,515	$(9,547)

Total	$291,769	$7,812	$81,711	$7,096	$388,388	$2,224

During the nine months ended September 30, 2011, a catastrophe bond (included within corporate fixed maturities) with a fair value of $40.2 million was transferred from Level 2 into Level 3. The transfer into Level 3 was due to the lack of observable market inputs at March 31, 2011, leading the Company to apply inputs that were not directly observable. The catastrophe bond matured during the three months ended June 30, 2011.

During the nine months ended September 30, 2010, certain fixed maturities with a fair value of $17.9 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of U.S. municipals, corporate and student loans (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation as of September 30, 2010, resulting from the continued recovery of the financial markets. In addition, during the nine months ended September 30, 2010, certain derivatives with a fair value in a net liability position of $8.2 million were transferred out of Level 3 into Level 2 due to the availability of observable inputs.

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and nine months ended September 30, 2011 and 2010, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Fixed maturities	$188,716	$134,467	$179,395	$399,229
Short-term investments	1,240	324	794	(2,093)
Equities	(145,095)	79,650	(159,174)	(21,549)
Other invested assets	(10,347)	486	(13,680)	344
Funds held – directly managed	11,921	24,570	8,025	53,809

Total	$46,435	$239,497	$15,360	$429,740

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

Fixed maturities

•

U.S. government and government sponsored entities — U.S. government and government sponsored entities securities consist primarily of bonds issued by the U.S. Treasury, corporate debt securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank and other U.S. agencies. These securities are generally priced by independent pricing services. The independent pricing services may use actual transaction prices for securities that have been actively traded. For securities that have not been actively traded, each pricing source has its own proprietary method to determine the fair value, which may incorporate option adjusted spreads (OAS), interest rate data and market news. The Company generally classifies these securities in Level 2.

•

U.S. municipals — U.S. municipal securities consist primarily of bonds issued by U.S. state and municipal entities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored entities above. The Company generally classifies these securities in Level 2. Certain of the U.S. municipals that are issued by municipal housing authorities are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company classifies these securities in Level 3.

•

Non-U.S. sovereign government, supranational and government related — Non-U.S. sovereign government, supranational and government related securities consist primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored entities above. The Company generally classifies these securities in Level 2.

•

Corporate — Corporate securities consist primarily of bonds issued by U.S. and foreign corporations covering a variety of industries. These securities are generally priced by independent pricing services and brokers. The pricing provider incorporates information including credit spreads, interest rate data and market news into the valuation of each security. The Company generally classifies these securities in Level 2. When a corporate security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

•

Asset-backed securities — Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs, including cash flow assumptions and credit spreads. The Company generally classifies these securities in Level 3.

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

Included in the Company’s Level 3 categorization, in general, are credit linked notes, certain inactively traded weather derivatives, notes and loans receivable and longevity and other total return swaps. For Level 3 instruments, the Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments. At September 30, 2011 and December 31, 2010, the fair values of financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts). The methods and assumptions used by the Company in estimating the fair value of the Senior Notes and CENts did not change from December 31, 2010.

The carrying values and fair values of the Senior Notes and CENts as of September 30, 2011 and December 31, 2010 were as follows (in thousands of U.S. dollars):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	750,000	780,028	750,000	781,950
Debt related to capital efficient notes (2)	63,384	56,669	63,384	59,261

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at September 30, 2011. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

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

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 were as follows (in thousands of U.S. dollars):

September 30, 2011	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
			Net notional exposure	Fair value
Derivatives not designated as hedges
Foreign exchange forward contracts	$3,110	$(11,361)	$2,832,373	$(8,251)
Foreign currency option contracts	—	(13,091)	160,268	(13,091)
Futures contracts	52	(11,398)	2,626,637	(11,346)
Credit default swaps (protection purchased)	158	(1,163)	100,387	(1,005)
Credit default swaps (assumed risks)	181	(1,356)	17,500	(1,175)
Insurance-linked securities (1)	212	(2,217)	154,375	(2,005)
Total return swaps	6,467	(12,495)	151,777	(6,028)
Interest rate swaps(2)	—	(8,064)	—	(8,064)

Total derivatives	$10,180	$(61,145)		$(50,965)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2010			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$(1,160)	$198,448	$(1,160)

Total derivatives designated as hedges	$—	$(1,160)		$(1,160)

Derivatives not designated as hedges
Foreign exchange forward contracts	$27,880	$(12,487)	$1,770,448	$15,393
Foreign currency option contracts	3,516	—	104,386	3,516
Futures contracts	30,593	(7,956)	1,756,811	22,637
Credit default swaps (protection purchased)	93	(2,407)	113,752	(2,314)
Credit default swaps (assumed risks)	533	(401)	27,500	132
Insurance-linked securities	1,320	(1,393)	88,765	(73)
Total return swaps	6,041	(12,848)	161,408	(6,807)
Interest rate swaps(2)	246	(6,033)	—	(5,787)

Total derivatives not designated as hedges	$70,222	$(43,525)		$26,697

Total derivatives	$70,222	$(44,685)		$25,537

(1)	Insurance-linked securities includes a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an estimate of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at September 30, 2011 and December 31, 2010 is recorded in Other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. At September 30, 2011, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	Amount of gain (loss) on derivatives recognized in income for the three months ended September 30, 2011	Amount of gain (loss) on derivatives recognized in income for the three months ended September 30, 2010	Amount of gain (loss) on derivatives recognized in income for the nine months ended September 30, 2011	Amount of gain (loss) on derivatives recognized in income for the nine months ended September 30, 2010
Foreign exchange forward contracts	$21,221	$33,284	$69,455	$43,825
Foreign currency option contracts	(13,140)	4,774	(10,759)	5,908

Total included in net foreign exchange gains and losses	$8,081	$38,058	$58,696	$49,733

Futures contracts	$(82,227)	$(39,092)	$(168,741)	$(115,207)
Credit default swaps (protection purchased)	736	(944)	185	(1,285)
Credit default swaps (assumed risks)	(1,670)	1,528	(63)	149
Insurance-linked securities	(3,970)	5,020	(13,590)	8,834
Total return swaps	308	4,400	992	6,809
Interest rate swaps	(2,913)	(857)	(2,272)	(464)
Interest rate derivatives	—	—	—	(3,848)
Other	—	(88)	—	(154)

Total included in net realized and unrealized investment gains and losses	$(89,736)	$(30,033)	$(183,489)	$(105,166)

Total derivatives	$(81,655)	$8,025	$(124,793)	$(55,433)

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

7. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Numerator:
Net income (loss)	$180,123	$524,937	$(502,648)	$795,518
Less: preferred dividends	(14,352)	(8,631)	(31,614)	(25,894)

Net income (loss) available to common shareholders	$165,771	$516,306	$(534,262)	$769,624

Denominator:
Weighted number of common shares outstanding - basic	67,743.3	75,238.3	67,788.4	78,076.6
Share options and other (1)	438.7	1,190.2	—	1,417.6

Weighted average number of common shares and common share equivalents outstanding - diluted	68,182.0	76,428.5	67,788.4	79,494.2

Basic net income (loss) per share	$2.45	$6.86	$(7.88)	$9.86
Diluted net income (loss) per share(1)	$2.43	$6.76	$(7.88)	$9.68

(1)

Dilutive securities, in the form of share options and other, that could potentially dilute basic net loss per share were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the nine months ended September 30, 2011. The weighted average number of common and common share equivalents outstanding would have amounted to 68,573.6 thousand shares if these securities had been included for the nine months ended September 30, 2011. In addition, at September 30, 2011 and 2010, share based awards to purchase 2,996.1 and 897.3 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

8. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. Performance of these notes receivable to date has been within expectations. At September 30, 2011 and December 31, 2010, none of the Company’s notes receivable are past due or in default and, accordingly, the Company believes that an allowance for credit losses related to these notes receivable is not required.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At September 30, 2011, the Company’s notes receivable of $100.2 million were all performing and were collateralized by residential property and commercial property of $56.9 million and $43.3 million, respectively.

The Company purchased financing receivables of $18.5 million and $84.5 million during the three months and nine months ended September 30, 2011, respectively. There were no sales of financing receivables during the three months and nine months ended September 30, 2011, however, the outstanding balance has been reduced by settlements of the underlying debt.

(b) Legal Proceedings

There has been no significant change in legal proceedings at September 30, 2011 compared to December 31, 2010. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

9. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other as described in Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Following the completion of the Company’s integration of PARIS RE Holdings Limited into its other Non-life sub-segments, and to reflect other changes in management responsibilities for certain lines of business and treaties, the Company redefined its financial reporting segments. The comparative data that was previously presented in the Company’s Form 10-Q for the three months and nine months ended September 30, 2010 has been recast to conform to the current period presentation.

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

The following tables provide a summary of the segment revenues and results for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$288	$144	$368	$95	$895	$194	$6	$1,095
Net premiums written	$287	$144	$360	$89	$880	$194	$6	$1,080
Decrease in unearned premiums	42	49	2	110	203	9	2	214

Net premiums earned	$329	$193	$362	$199	$1,083	$203	$8	$1,294
Losses and loss expenses and life policy benefits	(192)	(102)	(247)	(169)	(710)	(168)	(4)	(882)
Acquisition costs	(80)	(52)	(82)	(15)	(229)	(33)	—	(262)

Technical result	$57	$39	$33	$15	$144	$2	$4	$150
Other income					1	—	—	1
Other operating expenses					(69)	(12)	(23)	(104)

Underwriting result					$76	$(10)	n/a	$47
Net investment income						19	145	164

Allocated underwriting result (1)						$9	n/a	n/a
Net realized and unrealized investment gains							26	26
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							11	11
Income tax expense							(42)	(42)
Interest in losses of equity investments							(5)	(5)

Net income							n/a	$180

Loss ratio (2)	58.4%	52.9%	68.3%	85.0%	65.6%
Acquisition ratio (3)	24.3	26.9	22.7	7.4	21.1

Technical ratio (4)	82.7%	79.8%	91.0%	92.4%	86.7%
Other operating expense ratio (5)					6.4

Combined ratio (6)					93.1%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended September 30, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$267	$158	$303	$96	$824	$183	$1	$1,008
Net premiums written	$267	$158	$292	$87	$804	$183	$1	$988
Decrease in unearned premiums	21	67	72	164	324	1	—	325

Net premiums earned	$288	$225	$364	$251	$1,128	$184	$1	$1,313
Losses and loss expenses and life policy benefits	(137)	(174)	(199)	(91)	(601)	(147)	(1)	(749)
Acquisition costs	(80)	(56)	(74)	(18)	(228)	(33)	—	(261)

Technical result	$71	$(5)	$91	$142	$299	$4	$—	$303
Other income					2	—	1	3
Other operating expenses					(81)	(11)	(26)	(118)

Underwriting result					$220	$(7)	n/a	$188
Net investment income						17	147	164

Allocated underwriting result						$10	n/a	n/a
Net realized and unrealized investment gains							293	293
Interest expense							(12)	(12)
Amortization of intangible assets							(10)	(10)
Net foreign exchange losses							(27)	(27)
Income tax expense							(72)	(72)
Interest in earnings of equity investments							1	1

Net income							n/a	$525

Loss ratio	47.5%	77.1%	54.8%	36.4%	53.3%
Acquisition ratio	27.8	25.2	20.2	7.2	20.2

Technical ratio	75.3%	102.3%	75.0%	43.6%	73.5%
Other operating expense ratio					7.2

Combined ratio					80.7%

Segment Information

For the nine months ended September 30, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$868	$585	$1,092	$581	$3,126	$597	$12	$3,735
Net premiums written	$868	$581	$1,007	$542	$2,998	$596	$12	$3,606
(Increase) decrease in unearned premiums	(18)	(14)	14	(110)	(128)	(8)	(4)	(140)

Net premiums earned	$850	$567	$1,021	$432	$2,870	$588	$8	$3,466
Losses and loss expenses and life policy benefits	(556)	(379)	(675)	(1,209)	(2,819)	(479)	(5)	(3,303)
Acquisition costs	(210)	(145)	(240)	(16)	(611)	(89)	—	(700)

Technical result	$84	$43	$106	$(793)	$(560)	$20	$3	$(537)
Other income					4	—	1	5
Other operating expenses					(206)	(38)	(78)	(322)

Underwriting result					$(762)	$(18)	n/a	$(854)
Net investment income						50	424	474

Allocated underwriting result						$32	n/a	n/a
Net realized and unrealized investment losses							(8)	(8)
Interest expense							(37)	(37)
Amortization of intangible assets							(27)	(27)
Net foreign exchange gains							20	20
Income tax expense							(66)	(66)
Interest in losses of equity investments							(5)	(5)

Net loss							n/a	$(503)

Loss ratio	65.5%	66.8%	66.1%	279.9%	98.2%
Acquisition ratio	24.6	25.7	23.5	3.5	21.3

Technical ratio	90.1%	92.5%	89.6%	283.4%	119.5%
Other operating expense ratio					7.2

Combined ratio					126.7%

Segment Information

For the nine months ended September 30, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$831	$792	$1,183	$711	$3,517	$537	$4	$4,058
Net premiums written	$830	$780	$1,103	$636	$3,349	$533	$3	$3,885
Increase in unearned premiums	(51)	(94)	(27)	(129)	(301)	(12)	—	(313)

Net premiums earned	$779	$686	$1,076	$507	$3,048	$521	$3	$3,572
Losses and loss expenses and life policy benefits	(432)	(561)	(794)	(231)	(2,018)	(447)	(1)	(2,466)
Acquisition costs	(218)	(170)	(219)	(37)	(644)	(82)	—	(726)

Technical result	$129	$(45)	$63	$239	$386	$(8)	$2	$380
Other income					3	2	—	5
Other operating expenses					(241)	(38)	(127)	(406)

Underwriting result					$148	$(44)	n/a	$(21)
Net investment income						54	458	512

Allocated underwriting result						$10	n/a	n/a
Net realized and unrealized investment gains							485	485
Interest expense							(32)	(32)
Amortization of intangible assets							(23)	(23)
Net foreign exchange losses							(12)	(12)
Income tax expense							(118)	(118)
Interest in earnings of equity investments							5	5

Net income							n/a	$796

Loss ratio	55.5%	81.8%	73.7%	45.6%	66.2%
Acquisition ratio	27.9	24.8	20.4	7.2	21.1

Technical ratio	83.4%	106.6%	94.1%	52.8%	87.3%
Other operating expense ratio					7.9

Combined ratio					95.2%

10. Subsequent Events

During October 2011, Thailand suffered severe flooding following unusually heavy monsoon rains. The Company has exposure to losses related to this event primarily through its Global (Non-U.S.) P&C and Catastrophe sub-segments. The Company is currently assessing its potential claims related to this event, but information as of November 3, 2011 is not sufficient to arrive at a reasonable estimate.

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

	September 30, 2011	December 31, 2010

Diluted book value per common share and common share equivalents outstanding(1)	$85.26	$93.77

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

Operating earnings (loss) available to common shareholders (in millions of U.S. dollars)(2)	$164	$302	$(504)	$393
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(3)	10.3%	18.7%	(10.6)%	7.8%
Combined ratio(4)	93.1%	80.7%	126.7%	95.2%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (operating earnings or loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its operating earnings or loss calculation, as discussed below.
(3)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per common share and common share equivalents outstanding, divided by beginning diluted book value per common share and common share equivalents outstanding, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its Operating ROE calculation, as discussed below.

(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Effective January 1, 2011, Management redefined its operating earnings or loss available to common shareholders (operating earnings or loss) calculation to additionally exclude net foreign exchange gains or losses. Management believes that net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. In addition, Management redefined its Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity) calculation to measure Operating ROE on a diluted per share basis. Management believes that the redefined Operating ROE incorporates capital management activities while remaining based on the concept of deploying available capital on an annual basis. Operating earnings or loss and Operating ROE for the three months and nine months ended September 30, 2010 have been recast to reflect the Company’s redefined non-GAAP measures.

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

The Company’s Diluted Book Value per Share at September 30, 2011 was $85.26, an increase of 2% from $83.71 at June 30, 2011 and a decrease of 9% from $93.77 at December 31, 2010. The increase during the three months ended September 30, 2011 was primarily due to comprehensive income of $126 million, which was driven by net income of $180 million and partially offset by the change in the currency translation account of $55 million. The decrease during the nine months ended September 30, 2011 was primarily due to the comprehensive loss of $515 million, which was driven by the net loss of $503 million that resulted primarily from significant catastrophic losses. Net income and net loss for the three months and nine months ended September 30, 2011, respectively, and a discussion of the significant catastrophic losses in 2011 are described in Overview and Review of Net Income (Loss) below. Also see Shareholders’ Equity and Capital Resources Management below.

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

Operating earnings decreased by $138 million from $302 million in the three months ended September 30, 2010 to $164 million in the same period of 2011 primarily due to a decrease in the Non-life underwriting result of $144 million. The decrease in the Non-life underwriting result was driven by net adverse loss development on prior quarters, primarily related to the Japan earthquake and resulting tsunami (Japan Earthquake), a higher level of mid-sized loss activity and lower profitability driven by declines in pricing in certain lines of business. These decreases were partially offset by an increase in net favorable prior year loss development and a decrease in large catastrophic losses that occurred during the three months ended September 30, 2011 compared to 2010.

Operating earnings decreased by $897 million from $393 million in the nine months ended September 30, 2010 to a loss of $504 million in the same period of 2011 mainly due to a decrease in the Non-life underwriting result, driven primarily by large catastrophic losses, and a decrease in net investment income. These decreases were partially offset by an increase in the Life underwriting result and lower charges related to the Company’s voluntary termination plan (see Results of Operations - Overview in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the voluntary termination plan). The factors contributing to the increases or decreases in operating earnings or loss in the three months and nine months ended September 30, 2011 compared to the same periods in 2010 are further described in Overview and Review of Net Income (Loss) below.

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

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net income (loss)	$180	$525	$(503)	$796
Less:
Net realized and unrealized investment gains (losses), net of tax	6	233	(41)	373
Net foreign exchange (losses) gains, net of tax	—	(20)	16	(1)
Interest in (losses) earnings of equity investments, net of tax	(4)	1	(6)	5
Dividends to preferred shareholders	14	9	32	26

Operating earnings (loss) available to common shareholders	$164	$302	$(504)	$393

Operating ROE: Management uses annualized Operating ROE as a measure of profitability that focuses on the return to common shareholders. Management has set an average 13% Operating ROE target over the reinsurance cycle, which Management believes provides an attractive return to shareholders for the risk assumed. Each business unit and support department throughout the Company is focused on seeking to ensure that the Company meets the 13% return objective. This means that most economic decisions, including capital attribution and underwriting pricing decisions, incorporate an Operating ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is attributed to each transaction for determining the transaction’s priced return on attributed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is attributed to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) attributing an appropriate amount of capital to each transaction based on the risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, (iii) assessing the diversification benefit, if any, of each transaction, and (iv) deploying available capital. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s 13% Operating ROE objective. The Company’s Operating ROE’s for quarterly periods are annualized.

Annualized Operating ROE decreased from 18.7% in the three months ended September 30, 2010 to 10.3% in the same period of 2011 and from 7.8% in the nine months ended September 30, 2010 to a loss of 10.6% in the same period of 2011. The decreases in Operating ROE were primarily due to the decreases in operating earnings (loss), which were driven by net adverse development on prior quarters’ catastrophe losses in the three months ended September 30, 2011 and by large catastrophic losses in the nine months ended September 30, 2011. Operating earnings (loss) is described further in Operating earnings or loss available to common shareholders above and in Overview and Review of Net Income (Loss).

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most comparable GAAP financial measure:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Annualized return on beginning diluted book value per common share calculated with net income (loss) per share available to common shareholders	10.4%	32.0%	(11.2)%	15.3%
Less:
Annualized net realized and unrealized investment gains (losses), net of tax, on beginning diluted book value per common share	0.4	14.4	(0.9)	7.4
Annualized net foreign exchange (losses) gains, net of tax, on beginning diluted book value per common share	—	(1.2)	0.4	—
Annualized net interest in (losses) earnings of equity investments, net of tax, on beginning diluted book value per common share	(0.3)	0.1	(0.1)	0.1

Annualized operating return on beginning diluted book value per common share	10.3%	18.7%	(10.6)%	7.8%

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

The Non-life combined ratio increased from 80.7% and 95.2% in the three months and nine months ended September 30, 2010, respectively, to 93.1% and 126.7% in the same periods of 2011, respectively. The increase in the Non-life combined ratio of 12.4 points during the three months ended September 30, 2011 compared to the same period in 2010 was mainly due to net adverse loss development on prior quarters, primarily related to the Japan Earthquake, a higher level of mid-sized loss activity and lower profitability driven by declines in pricing in certain lines of business. These increases were partially offset by an increase in net favorable prior year loss development and a decrease in large catastrophic losses that occurred during the three months ended September 30, 2011 compared to 2010.

The increase in the Non-life combined ratio of 31.5 points during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to large catastrophic losses related to the Japan Earthquake, the New Zealand earthquake that occurred in February 2011 (2011 New Zealand Earthquake), tornadoes that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 (U.S. tornadoes), the floods in Queensland, Australia (Australian Floods) and aggregate contracts covering losses in Australia and New Zealand. These events contributed 47.1 points to the combined ratio during the nine months ended September 30, 2011. In comparison, the Non-life combined ratio included 14.1 points related to the Chile earthquake that occurred in February 2010 (Chile Earthquake), the New Zealand Earthquake that occurred in September 2010 (2010 New Zealand Earthquake) and Deepwater Horizon Oil Platform loss (Deepwater Horizon) in the nine months ended September 30, 2010.

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

Risk Management

A key challenge in the reinsurance industry is to create economic value through the intelligent assumption of reinsurance and capital markets and investment risk, but also to limit or mitigate those risks that can destroy tangible as well as intangible value. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2011. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many industries and companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate return on their capital. See Executive Overview—Other Key Issues of Management—Risk Management in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

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

The limits and actual exposures of the Company for its four major risks are as follows:

	Limit at September 30, 2011	Deployed at September 30, 2011	Deployed at December 31, 2010
Catastrophe risk – largest zonal limit	$2.8 billion	$2.1 billion	$2.5 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	2.9 billion	3.0 billion
Equity investment risk – value of equity and equity-like securities	3.3 billion	1.5 billion	1.5 billion
Longevity risk – net present value loss from extreme mortality improvement scenario	2.0 billion	1.0 billion	1.0 billion

The following table summarizes risk appetite and modeled economic loss for the Company’s major risks discussed above:

	Risk Appetite at September 30, 2011(1)	Modeled Economic Loss at September 30, 2011(1)	Modeled Economic Loss at December 31, 2010(1)
Catastrophe risk – 1 in 75 year annual aggregate loss	$1.4 billion	$1.2 billion	$1.3 billion
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years reserve development	0.7 billion	0.4 billion	0.4 billion
Equity investment risk – 1 in 75 year decline in value	1.1 billion	0.5 billion	0.5 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at September 30, 2011 have not changed materially compared to December 31, 2010. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments.

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

During the three months and nine months ended September 30, 2011 and 2010, the Company reviewed its estimate for prior year losses for each sub-segment of the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for each sub-segment of the Company’s Non-life segment for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net Non-life prior year favorable (adverse) reserve development:
North America	$75	$68	$169	$144
Global (Non-U.S.) P&C	35	4	90	63
Global (Non-U.S.) Specialty	30	66	122	114
Catastrophe	36	(2)	98	29

Total net Non-life prior year favorable reserve development	$176	$136	$479	$350

The net Non-life favorable reserve development on prior accident years for the three months and nine months ended September 30, 2011 and 2010 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net Non-life prior year (adverse) favorable reserve development:
Net prior year reserve development due to changes in premiums	$(8)	$(9)	$(34)	$(15)
Net prior year reserve development due to all other factors (1)	184	145	513	365

Total net Non-life prior year favorable reserve development	$176	$136	$479	$350

(1)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable reserve development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded as of September 30, 2011 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$978	$133	$2,184	$3,295	$(23)	$3,272
Global (Non-U.S.) P&C	1,519	10	1,197	2,726	(30)	2,696
Global (Non-U.S.) Specialty	2,101	51	1,750	3,902	(217)	3,685
Catastrophe	601	370	459	1,430	(90)	1,340

Total Non-life	$5,199	$564	$5,590	$11,353	$(360)	$10,993

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at September 30, 2011. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The recorded point estimates related to net loss reserves recorded by the Company, and the range of actuarial estimates at September 30, 2011, were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,272	$3,494	$2,576
Global (Non-U.S.) P&C	2,696	2,857	2,349
Global (Non-U.S.) Specialty	3,685	3,877	3,219
Catastrophe	1,340	1,406	1,246

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,993 million of net Non-life loss reserves at September 30, 2011, $1,085 million of net loss reserves for accident years 2005 and prior are guaranteed by Colisée Re, pursuant to the Reserve Agreement, and are not subject to loss reserve variability. See Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Life segment experienced net adverse prior year loss development of $5 million in the three months ended September 30, 2011, primarily due to the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. The net adverse prior year loss development of $4 million in the three months ended September 30, 2010 was primarily driven by deterioration on a credit life treaty in the mortality line and an impaired life annuity (ILA) treaty in the longevity line, resulting from an improvement in the mortality trend, and was partially offset by favorable development on various other mortality treaties.

The net adverse prior year loss development of $4 million in the nine months ended September 30, 2011 was primarily driven by adverse prior year loss development on certain short-term treaties in the mortality line following the receipt of updated information from cedants and was partially offset by favorable development related to the GMDB business, driven by an improvement in the capital markets. The net adverse development of $21 million in the nine months ended September 30, 2010 was primarily due to an improvement in the mortality trend related to an ILA treaty in the longevity line.

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. The Company’s Level 3 assets totaled $560 million and $500 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the Level 3 assets of $560 million included fixed maturities and short-term investments of $451 million, equities of $7 million, other invested assets of $84 million and investments underlying the funds held – directly managed account of $18 million. For additional information related to the transfers into, and out of, the Company’s Level 3 classification during the three months and nine months ended September 30, 2011, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2011 and 2010

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies in the three months and nine months ended September 30, 2011 compared to the same periods in 2010; and

•	the U.S. dollar exchange rate weakened against most currencies, except the Canadian dollar, at September 30, 2011 compared to December 31, 2010.

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss available to common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss available to common shareholders is defined as net income or loss less preferred dividends. See the discussion of the non-GAAP performance measures that the Company uses (operating earnings or loss and Operating ROE) and the reconciliation of those non-GAAP measures to the most comparable GAAP measures in Key Financial Measures above.

The year over year comparison of the Company’s results is primarily affected by the following:

•	the losses related to large catastrophic events in the three months ended September 30, 2010 and in the nine months ended September 30, 2011 and 2010;

•

the decrease in gross and net premiums written and net premiums earned in the Non-life segment due to cancellations and non-renewals of business as a result of decreases in pricing and the repositioning of the Company’s portfolio following the integration of PARIS RE Holdings Limited’s (Paris Re) business, including a reduction in catastrophe exposures;

•	an increase in prior year favorable loss development; and

•	continued volatility in the capital and credit markets.

To the extent that the above events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

As the Company’s reinsurance operations are exposed to low-frequency high-severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

During the first half of 2011, the Company incurred losses, net of retrocession, reinstatement premiums and profit commission adjustments, of $1,259 million related to the combined impact of the Japan Earthquake, 2011 New Zealand Earthquake, the U.S. tornadoes, Australian Floods and aggregate contracts covering losses in Australia and New Zealand.

During the three months ended September 30, 2011, based on updated information received from cedants, the Company increased its initial loss estimates related to the first half of 2011 catastrophic events by $144 million, net of retrocession, reinstatement premiums and profit commission adjustments. The increased loss estimates primarily related to adverse development on the Japan Earthquake and 2011 New Zealand Earthquake of $101 million and $35 million, respectively.

Accordingly, during the nine months ended September 30, 2011, the Company incurred losses related to the 2011 catastrophic events, net of retrocession, of $1,403 million, with $818 million related to the Japan Earthquake, $358 million related to the 2011 New Zealand Earthquake, $96 million related to the U.S. tornadoes, $93 million related to aggregate contracts covering losses in New Zealand and Australia and $38 million related to the Australian Floods (see Results by Segment below for further details).

In comparison, during the three months ended September 30, 2010, the Company incurred losses of $64 million, net of retrocession, related to the 2010 New Zealand Earthquake and during the nine months ended September 30, 2010 the Company incurred losses of $429 million, net of retrocession, reinstatement premiums and profit commission adjustments, related to the combined impact of the Chile Earthquake, 2010 New Zealand Earthquake and Deepwater Horizon.

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters.

The Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its loss estimates related to the Japan Earthquake and the ultimate losses arising from this event may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses related to the 2011 catastrophic events will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

The following table reflects the combined impact of the above losses and the impact on the Company’s technical result, net realized and unrealized investment losses and pre-tax income by segment and sub-segment during the three months and nine months ended September 30, 2011 (in millions of U.S. dollars):

Three months ended September 30, 2011	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$5	$1	$(12)	$149	$143	$(1)	$2	$144
Reinstatement premiums	—	—	—	—	—	—	—	—
Acquisition costs	—	—	—	—	—	—	—	—

Impact on technical result	$5	$1	$(12)	$149	$143	$(1)	$2	$144
Net realized and unrealized investment losses					—	—	—	—

Impact on pre-tax income					$143	$(1)	$2	$144

Nine months ended September 30, 2011	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$57	$53	$31	$1,244	$1,385	$3	$5	$1,393
Reinstatement premiums	—	—	—	(23)	(23)	—	—	(23)
Acquisition costs	(6)	—	—	(10)	(16)	—	—	(16)

Impact on technical result	$51	$53	$31	$1,211	$1,346	$3	$5	$1,354
Net realized and unrealized investment losses					—	—	49	49

Impact on pre-tax income					$1,346	$3	$54	$1,403

During October 2011, Thailand suffered severe flooding following unusually heavy monsoon rains. The Company has exposure to losses related to this event primarily through its Global (Non-U.S.) P&C and Catastrophe sub-segments. The Company is currently assessing its potential claims related to this event, but information as of November 3, 2011 is not sufficient to arrive at a reasonable estimate.

During the nine months ended September 30, 2011, gross and net premiums written and net premiums earned in the Company’s Non-life segment decreased by 11%, 10% and 6%, respectively, compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned in the nine months ended September 30, 2011 impacted all of the Company’s Non-life sub-segments, except the North America sub-segment. These decreases were primarily driven by the effects of the Company’s decisions in prior periods to reduce or cancel business, as a result of decreases in pricing in certain competitive markets and to reposition its portfolios following the integration of Paris Re’s business, which included reducing the level of catastrophe-exposed business written. These impacts were less of a factor in the three months ended September 30, 2011 compared to the same period in 2010, except for the Global (Non-U.S.) P&C sub-segment, due to new business written.

During the three months and nine months ended September 30, 2011, the Company experienced net favorable prior year loss development of $176 million and $479 million, respectively, compared to $136 million and $350 million in the same periods of 2010. The net favorable prior year loss development reflects continued favorable actual loss experience reported by cedants compared to expected losses across almost all lines of business, predominantly in the casualty line of the North America sub-segment.

During the three months and nine months ended September 30, 2011, U.S. and European risk-free interest rates decreased, credit spreads widened and equity markets declined, while the U.S. dollar weakened against most major currencies. As a result of these movements, the value of the Company’s investment portfolio at September 30, 2011 increased compared to December 31, 2010, positively affected by the impact of decreased risk-free interest rates, which was partially offset by the impact of widening credit spreads and lower equity markets.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net Income (Loss), Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the three months and nine months ended September 30, 2011 and 2010 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010		For the nine months ended September 30, 2010
Net income (loss)	$180	(66)%	$525	$(503)	NM	%	$796
Less: preferred dividends	14	66	9	32	22		26

Net income (loss) available to common shareholders	$166	(68)	$516	$(535)	NM		$770
Diluted net income (loss) per share	$2.43	(64)	$6.76	$(7.88)	NM		$9.68

NM: not meaningful

Three-month result

The decrease in net income, net income available to common shareholders and diluted net income per share for the three months ended September 30, 2011 compared to the same period in 2010 resulted primarily from:

•	a decrease in pre-tax net realized and unrealized investment gains of $267 million; and

•

a decrease in the Non-life underwriting result of $144 million, which was driven by net adverse loss development on prior quarters, primarily related to the Japan Earthquake, a higher level of mid-sized loss activity and lower profitability driven by declines in pricing in certain lines of business. These decreases were reduced by an increase in net favorable prior year loss development and a decrease in large catastrophic losses that occurred during the three months ended September 30, 2011 compared to 2010; partially offset by

•	an increase in foreign exchange gains of $38 million; and

•	a decrease in income tax expense of $30 million, resulting from a lower pre-tax net income.

Nine-month result

The decrease in net income (loss), net income (loss) available to common shareholders and diluted net income (loss) per share for the nine months ended September 30, 2011 compared to the same period in 2010 resulted primarily from:

•

a decrease in the Non-life underwriting result of $910 million, primarily driven by large catastrophic losses in 2011 related to the Japan Earthquake, 2011 New Zealand Earthquake, U.S. tornadoes, Australian Floods and aggregate contracts covering losses in Australia and New Zealand, compared to large catastrophic losses in 2010 related to the Chile Earthquake, 2010 New Zealand Earthquake and a large loss related to Deepwater Horizon. The impact of increased net favorable prior year loss development in 2011 compared to the same period in 2010 was offset by the decrease in the book of business and lower profitability due to declines in pricing; and

•	a decrease in pre-tax net realized and unrealized investment gains of $493 million; partially offset by

•	a decrease in income tax expense of $52 million, resulting from a lower pre-tax net income; and

•	a decrease in other corporate operating expenses of $49 million, primarily driven by the charges related to the Company’s voluntary termination plan in the nine months ended September 30, 2010.

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

The components of net income (loss) for the three months and nine months ended September 30, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010
Underwriting result:
Non-life	$76	(65)%	$220	$(762)	NM %	$148
Life	(10)	47	(7)	(18)	(60)	(44)
Investment result:
Net investment income	164	—	164	474	(7)	512
Net realized and unrealized investment gains (losses)	26	(91)	293	(8)	NM	485
Interest in (losses) earnings of equity investments(1)	(5)	NM	1	(5)	NM	5
Corporate and Other:
Technical result(2)	4	NM	—	3	93	2
Other income (2)	—	(85)	1	1	389	—
Other operating expenses	(23)	(12)	(26)	(78)	(39)	(127)
Interest expense	(12)	(1)	(12)	(37)	14	(32)
Amortization of intangible assets(3)	(9)	(5)	(10)	(27)	22	(23)
Net foreign exchange gains (losses)	11	NM	(27)	20	NM	(12)
Income tax expense	(42)	(42)	(72)	(66)	(44)	(118)

Net income (loss)	$180	(66)	$525	$(503)	NM	$796

(1)	Interest in earnings or loss of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment. See the discussion in Corporate and Other – Interest in Earnings of Equity Investments below for more details.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

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

Three-month result

The underwriting result for the Non-life segment decreased by $144 million, from $220 million in the three months ended September 30, 2010 to $76 million in the same period of 2011. The decrease was primarily attributable to:

•	an increase in net adverse loss development on prior quarters of $180 million, primarily driven by adverse loss development related to the Japan Earthquake and 2011 New Zealand Earthquake; and

•

a decrease of approximately $68 million primarily resulting from declining profitability due to reduced pricing in certain lines of business and a higher level of mid-sized loss activity; partially offset by

•	a decrease in large catastrophic losses of $64 million, which were related to the 2010 New Zealand Earthquake; and

•

an increase in net favorable loss development on prior accident years of $40 million, from $136 million in the three months ended September 30, 2010 to $176 million in the same period of 2011. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

The underwriting result for the Life segment, which does not include allocated investment income, decreased from a loss of $7 million in the three months ended September 30, 2010 to a loss of $10 million in the three months ended September 30, 2011. The modest deterioration in the underwriting result was primarily due to normal fluctuations in profitability between periods. See Results by Segment below.

Net investment income in the three months ended September 30, 2011 was comparable to the same period of 2010 as increases in net investment income from fixed maturities related to the impact of foreign exchange fluctuations and the reinvestment of cash flows generated from operations in prior quarters, were offset by lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $267 million, from $293 million in the three months ended September 30, 2010 to $26 million in the same period of 2011. The net realized and unrealized investment gains of $26 million in the three months ended September 30, 2011 were primarily due to declining U.S. and European risk-free interest rates, which were partially offset by widening credit spreads, declines in worldwide equity markets and realized losses on treasury note futures. Net realized and unrealized investment gains of $26 million in the three months ended September 30, 2011 primarily consisted of the change in net unrealized investment gains on fixed maturities and short-term investments of $190 million, net realized investment gains on fixed maturities and short-term investments of $64 million and net realized and unrealized investment gains on funds held-directly managed of $12 million. These gains were partially offset by the change in net unrealized investment losses on equities of $145 million and net realized investment losses on other invested assets, primarily related to treasury note futures, of $98 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the investment activity.

Other operating expenses included in Corporate and Other decreased by $3 million from $26 million in the three months ended September 30, 2010 to $23 million in the same period of 2011, primarily due to lower personnel expenses.

Interest expense in the three months ended September 30, 2011 was comparable to the same period in 2010.

Net foreign exchange gains increased from a loss of $27 million in the three months ended September 30, 2010 to a gain of $11 million in the same period of 2011. The increase in net foreign exchange gains during the three months ended September 30, 2011 resulted primarily from a higher gain related to currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $30 million, from $72 million in the three months ended September 30, 2010 to $42 million in the same period of 2011. The decrease in the income tax expense was primarily due to a lower pre-tax net income. See Corporate and Other – Income Taxes below for more details.

Nine-month result

The underwriting result for the Non-life segment decreased by $910 million, from $148 million in the nine months ended September 30, 2010 to a loss of $762 million in the same period of 2011. The decrease was attributable to:

•

an increase in large catastrophic losses of $981 million, net of retrocession, reinstatement premiums and profit commissions, related to the Japan Earthquake, 2011 New Zealand Earthquake, aggregate contracts covering losses in Australia and New Zealand, U.S. tornadoes and Australian Floods in 2011, compared to the Chile Earthquake and 2010 New Zealand Earthquake in the same period of 2010; and

•

a decrease of approximately $156 million resulting from a decrease in the book of business, declining profitability due to reduced pricing in certain lines of business and a higher level of mid-sized loss activity; partially offset by

•

an increase in net favorable loss development on prior accident years of $129 million, from $350 million in the nine months ended September 30, 2010 to $479 million in the same period of 2011. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below;

•	a decrease in losses and loss expenses of $63 million, net of retrocession and reinstatement premiums, related to Deepwater Horizon; and

•	a decrease in other operating expenses of $35 million, primarily driven by lower personnel costs.

The underwriting result for the Life segment, which does not include allocated investment income, improved from a loss of $44 million in the nine months ended September 30, 2010 to a loss of $18 million in the same period of 2011. The improvement in the underwriting result was primarily due to a decrease in net adverse prior year loss development. See Results by Segment below.

Net investment income decreased by $38 million to $474 million in the nine months ended September 30, 2011 compared to $512 million in the same period of 2010. The decrease in net investment income of 7% is primarily attributable to a decrease in net investment income from fixed maturities and funds held – directly managed due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment losses decreased by $493 million, from net investment gains of $485 million in the nine months ended September 30, 2010 to a loss of $8 million in the same period of 2011. The net realized and unrealized investment losses of $8 million in the nine months ended September 30, 2011 were primarily due to realized and unrealized losses on treasury note futures, widening credit spreads, declines in worldwide equity markets and losses on insurance-linked securities impacted by the Japan Earthquake, which were partially offset by declining U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $8 million in the nine months ended September 30, 2011 primarily consisted of the change in net unrealized investment losses on equities and other invested assets of $204 million and net realized investment losses on other invested assets (mainly related to treasury note futures) of $149 million. These losses were partially offset by the change in net unrealized investment gains on fixed maturities and short-term investments of $180 million and net realized investment gains on fixed maturities, short-term investments and equities of $150 million and net realized and unrealized investment gains on funds held-directly managed of $14 million. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details on the investment activity.

Other operating expenses included in Corporate and Other decreased by $49 million from $127 million in the nine months ended September 30, 2010 to $78 million in the same period of 2011. The decrease was primarily due to the charges related to the Company’s voluntary termination plan in the nine months ended September 30, 2010, as well as lower personnel costs in the 2011 period.

Interest expense increased by $5 million, from $32 million in the nine months ended September 30, 2010 to $37 million in the same period in 2011. The increase was primarily due to the timing of the issuance of $500 million 5.500% Senior Notes in March 2010, which was not outstanding for the entire period during the nine months ended September 30, 2010.

Net foreign exchange gains increased from a loss of $12 million in the nine months ended September 30, 2010 to a gain of $20 million in the same period of 2011. The increase in net foreign exchange gains during the nine months ended September 30, 2011 resulted primarily from lower forward points paid, which reflects the interest rate differential between currencies bought and sold against the U.S. dollar, and the timing of the hedging activities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $52 million, from $118 million in the nine months ended September 30, 2010 to $66 million in the same period of 2011. The decrease in the income tax expense was primarily due to a lower pre-tax net income. See Corporate and Other – Income Taxes below for more details.

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

Following the completion of the Company’s integration of Paris Re into its other Non-life sub-segments, and to reflect other changes in management responsibilities for certain lines of business and treaties, the Company redefined its financial reporting segments. The comparative data that was previously presented in the Company’s Form 10-Q for the three months ended September 30, 2010 has been recast to conform to the current period presentation.

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and nine months ended September 30, 2011 compared to the same periods in 2010 and this should be considered when making period to period comparisons.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, property and proportional motor business and represented 52% and 46% of net premiums written in this sub-segment in the three months and nine months ended September 30, 2011, respectively. Casualty and non-proportional motor business are considered to be long-tail and represented 38% and 41% of net premiums written in the three months and nine months ended September 30, 2011, respectively, while credit/surety and multiline are considered by the Company to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line represented approximately 37% and 40% of net premiums written in this sub-segment in the three months and nine months ended September 30, 2011, respectively. This line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010

Gross premiums written	$288	8%	$267	$868	4%	$831
Net premiums written	287	8	267	868	5	830
Net premiums earned	$329	14	$288	$850	9	$779
Losses and loss expenses	(192)	40	(137)	(556)	29	(432)
Acquisition costs	(80)	—	(80)	(210)	(4)	(218)

Technical result(1)	$57	(20)	$71	$84	(35)	$129
Loss ratio(2)	58.4%		47.5%	65.5%		55.5%
Acquisition ratio(3)	24.3		27.8	24.6		27.9

Technical ratio(4)	82.7%		75.3%	90.1%		83.4%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 27% and 24% of total net premiums written in the three months and nine months ended September 30, 2011, respectively, compared to 27% and 21% of total net premiums written during the same periods in 2010, respectively. The increase in the North America sub-segment’s net premiums written as a percentage of total net premiums written in the nine months ended September 30, 2011 compared to the same period in 2010 was mainly due to higher net premiums written in this sub-segment, primarily in the agriculture line of business as described below, and decreases in net premiums written in the Company’s other Non-life sub-segments.

Three-month result

Gross and net premiums written increased by 8% and net premiums earned increased by 14% in the three months ended September 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily attributable to the agriculture line of business and was mainly driven by increased demand, higher agricultural commodity prices and higher upward premium adjustments in the three months ended September 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was partially offset by a decrease in the property line, driven by cancellations and lower renewals in 2011 due to increased retentions and reductions in pricing. The increase in net premiums earned in the three months ended September 30, 2011 compared to the same period in 2010 was higher than the increase in gross and net premiums written due to the impact of business written in the prior year being earned, primarily in the property and motor lines of business.

Nine-month result

Gross and net premiums written and net premiums earned increased by 4%, 5% and 9%, respectively, in the nine months ended September 30, 2011 compared to the same period in 2010. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture line of business and were partially offset by a decrease in the property line of business, both due to the reasons described in the three-month result. The increase in net premiums earned in the nine months ended September 30, 2011 compared to the same period in 2010 was higher than the increase in gross and net premiums written due to the impact of business written in the prior year being earned, primarily in the property line of business. Notwithstanding the declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2011 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $75 million, or 22.7 points on the loss ratio;

•

net adverse loss development on prior quarters of $10 million, or 2.9 points on the loss ratio, primarily driven by adverse development related to the U.S. tornadoes and higher loss estimates in the agriculture line of business;

•	a change in the mix of business towards the agriculture line, which generally carries a higher loss ratio compared to most of the other lines of business in this sub-segment;

•	a lower level of loss estimates recorded in the casualty line of business related to financial crisis; and

•	an increase in the book of business and exposure, as evidenced by the increase in net premiums earned, and declines in pricing.

The net favorable loss development of $75 million reported in the three months ended September 30, 2011 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line. Loss information provided by cedants in the three months ended September 30, 2011 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $68 million, or 23.6 points on the loss ratio;

•	a lower level of loss estimates recorded in the casualty line of business reflecting improving economic and financial market conditions; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $68 million reported in the three months ended September 30, 2010 included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty line.

The increase of $55 million in losses and loss expenses for the three months ended September 30, 2011 compared to the same period in 2010 included:

•

an increase of approximately $54 million in losses and loss expenses resulting from a change in the mix of business towards the agriculture line of business, the impact of declining pricing on the profitability of the business between periods and an increase in the book of business and exposure, which were partially offset by a lower level of loss estimates recorded in the casualty line of business related to financial crisis; and

•	an increase of $8 million in net adverse prior quarters loss development; partially offset by

•	an increase of $7 million in net favorable prior year loss development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•	large catastrophic losses, primarily related to the U.S. tornadoes, of $57 million, or 6.7 points on the loss ratio;

•	net favorable loss development on prior accident years of $169 million, or 19.9 points on the loss ratio;

•	a change in the mix of business towards the agriculture line, which generally carries a higher loss ratio compared to most of the other lines of business in this sub-segment;

•	a lower level of loss estimates recorded in the casualty line of business related to financial crisis; and

•	an increase in the book of business and exposure and declines in pricing.

The net favorable loss development of $169 million reported in the nine months ended September 30, 2011 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line, while the motor line experienced adverse loss development for prior accident years of $6 million. Loss information provided by cedants in the nine months ended September 30, 2011 for prior accident years was lower than the Company expected (higher for motor) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for motor) its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing (increasing for motor) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $6 million, or 0.7 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 0.6 points on the loss ratio;

•	net favorable loss development on prior accident years of $144 million, or 18.5 points on the loss ratio;

•	a lower level of loss estimates recorded in the casualty line of business reflecting improving economic and financial market conditions; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $144 million reported in the nine months ended September 30, 2010 included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty and agriculture lines, while the motor line experienced adverse loss development for prior accident years of $6 million.

The increase of $124 million in losses and loss expenses for the nine months ended September 30, 2011 compared to the same period in 2010 included:

•

an increase of approximately $103 million in losses and loss expenses resulting from the change in the mix of business towards the agriculture line of business, the impact of declining pricing on the profitability of the business between periods and an increase in the book of business and exposure. These increases were partially offset by a lower level of loss estimates recorded in the casualty line of business related to financial crisis; and

•	an increase of $46 million in large catastrophic losses and large losses and loss expenses; partially offset by

•	an increase of $25 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs remained flat in the three months ended September 30, 2011 compared to the same period in 2010 as a result of an increase in net premiums earned being offset by a decrease in the acquisition ratio. The acquisition ratio decreased in the three months ended September 30, 2011 compared to the same period in 2010 as a result of the change in the mix of business towards the agriculture line, which generally carries a lower acquisition ratio compared to the other lines of business in this sub-segment, and lower profit commission adjustments reported by cedants in the credit/surety line of business.

Nine-month result

Acquisition costs and the acquisition ratio decreased in the nine months ended September 30, 2011 compared to the same period in 2010 as a result of the change in the mix of business towards the agriculture line described in the three-month result and lower profit commission adjustments reported by cedants in the agriculture and credit/surety lines of business.

Technical result and technical ratio

Three-month result

The decrease of $14 million in the technical result and the corresponding increase in the technical ratio in the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to an increase of $8 million in net adverse prior quarters loss development, the change in the mix of business towards the agriculture line and the impact of declining profitability of the business. These decreases in the technical result were partially offset by an increase of $7 million in net favorable prior year loss development, a lower level of loss estimates recorded in the casualty line of business related to the financial crisis and normal fluctuations in profitability and net premiums earned between periods.

Nine-month result

The decrease of $45 million in the technical result and the corresponding increase in the technical ratio in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to an increase of $40 million, net of related profit commissions, in large catastrophic losses and large losses and loss expenses, the change in the mix of business towards the agriculture line and the impact of declining profitability of the business. These decreases in the technical result were partially offset by an increase of $25 million in net favorable prior year loss development, a lower level of loss estimates recorded in the casualty line of business related to the financial crisis and normal fluctuations in net premiums earned between periods.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 88% and 84% of net premiums written in this sub-segment in the three months and nine months ended September 30, 2011, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010

Gross premiums written	$144	(9)%	$158	$585	(26)%	$792
Net premiums written	144	(9)	158	581	(25)	780
Net premiums earned	$193	(14)	$225	$567	(17)	$686
Losses and loss expenses	(102)	(41)	(174)	(379)	(33)	(561)
Acquisition costs	(52)	(8)	(56)	(145)	(15)	(170)

Technical result	$39	NM	$(5)	$43	NM	$(45)
Loss ratio	52.9%		77.1%	66.8%		81.8%
Acquisition ratio	26.9		25.2	25.7		24.8

Technical ratio	79.8%		102.3%	92.5%		106.6%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 14% and 16% of total net premiums written in the three months and nine months ended September 30, 2011, respectively, compared to 16% and 20% of total net premiums written during the same periods in 2010. The decrease in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written was primarily due to the effects of the Company’s decision to cancel or reduce business in prior periods as a result of decreases in pricing and the repositioning of the Company’s portfolio, as described below.

Three-month result

Gross and net premiums written decreased by 9% and net premiums earned decreased by 14% in the three months ended September 30, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned resulted from all lines of business and were mainly driven by the effects of the Company’s decision to cancel or reduce business in prior periods as a result of reductions in pricing, the repositioning of the Company’s portfolio following the integration of Paris Re’s business, which included reducing catastrophe-exposed business in the property line, and higher retentions by cedants. Due to a significant percentage of this sub-segment’s business being written on a proportional basis, the effects of the decreased business are recognized in premiums written on a quarterly basis over the coverage periods of the underlying treaties. The decreases in gross and net premiums written and net premiums earned were partially offset by the weaker U.S. dollar in the three months ended September 30, 2011 compared to the same period in 2010, as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross premiums written and net premiums earned by 11% and net premiums written by 12%.

Nine-month result

Gross and net premiums written and net premiums earned decreased by 26%, 25% and 17%, respectively, in the nine months ended September 30, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned resulted from all lines of business due to the reasons described in the three-month result. These decreases were partially offset by foreign exchange fluctuations, which increased gross and net premiums written by 2% and net premiums earned by 5% due to the impact of the weaker U.S. dollar in the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in net premiums earned was lower than the decreases in gross and net premiums written primarily due to the earning of business in the nine months ended September 30, 2011 that was written in 2010. Notwithstanding the increased competition and overall declines in pricing prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2011 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $35 million, or 18.1 points on the loss ratio;

•	net adverse loss development on prior quarters of $4 million, or 2.1 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure and declines in pricing.

The net favorable loss development of $35 million reported in the three months ended September 30, 2011 included net favorable development for prior accident years driven primarily by the property line, while the motor line experienced adverse loss development for prior accident years. Loss information provided by cedants in the three months ended September 30, 2011 for prior accident years was lower than the Company expected (higher for motor) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for motor), which had the net effect of decreasing (increasing for motor) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	large catastrophic losses related to the 2010 New Zealand Earthquake of $6 million, or 2.7 points on the loss ratio;

•

net adverse loss development on prior quarters of $33 million, or 14.6 points on the loss ratio, which was driven by adverse loss development of $24 million, or 10.5 points on the loss ratio, related to the Chile Earthquake;

•	net favorable loss development on prior accident years of $4 million, or 1.7 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The net favorable loss development of $4 million reported in the three months ended September 30, 2010 included net favorable development for prior accident years in all lines of business, except the property line.

The decrease of $72 million in losses and loss expenses for the three months ended September 30, 2011 compared to the same period in 2010 included:

•	an increase of $31 million in net favorable prior year loss development;

•	a decrease of $29 million in net adverse prior quarters loss development;

•	a decrease of $6 million in large catastrophic losses; and

•

a decrease of approximately $6 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was partially offset by a higher level of mid-sized loss activity and the impact of declining pricing on the profitability of the business between periods.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, 2011 New Zealand Earthquake and Australian Floods of $53 million, or 9.4 points on the loss ratio;

•	net favorable loss development on prior accident years of $90 million, or 15.8 points on the loss ratio; and

•	a decrease in the book of business and exposure and declines in pricing.

The net favorable loss development of $90 million reported in the nine months ended September 30, 2011 included net favorable development for prior accident years in all lines of business. Loss information provided by cedants in the nine months ended September 30, 2011 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and 2010 New Zealand Earthquake of $154 million, or 22.4 points on the loss ratio; and

•	net favorable loss development on prior accident years of $63 million, or 9.1 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The net favorable loss development of $63 million reported in the nine months ended September 30, 2010 included net favorable development for prior accident years in all lines of business.

The decrease of $182 million in losses and loss expenses for the nine months ended September 30, 2011 compared to the same period in 2010 included:

•	a decrease of $101 million in large catastrophic losses;

•

a decrease of approximately $54 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was partially offset by the impact of declining pricing on the profitability of the business between periods; and

•	an increase of $27 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month and nine-month result

Acquisition costs decreased in the three months and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of lower net premiums earned. The acquisition ratio increased in the three months and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to higher profit commission adjustments reported by cedants in the property line of business.

Technical result and technical ratio

Three-month result

The increase of $44 million in the technical result and the corresponding decrease in the technical ratio in the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to an increase of $31 million in net favorable prior year loss development, a decrease of $29 million in net adverse prior quarters loss development and a decrease of $6 million in large catastrophic losses. These increases in the technical result were partially offset by a higher level of mid-sized loss activity, declining profitability and lower net premiums earned between periods.

Nine-month result

The increase of $88 million in the technical result and the corresponding decrease in the technical ratio in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a decrease of $100 million, net of reinstatement premiums, in large catastrophic losses and an increase of $27 million in net favorable prior year loss development. These increases in the technical result were partially offset by declining profitability and lower net premiums earned between periods.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 29% and 24% of net premiums written in this sub-segment in the three months and nine months ended September 30, 2011, respectively. Aviation/space, credit/surety, engineering and marine are considered by the Company to have a medium-tail and represented 67% and 66%, respectively, of net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment in the three months and nine months ended September 30, 2011.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010

Gross premiums written	$368	22%	$303	$1,092	(8)%	$1,183
Net premiums written	360	23	292	1,007	(9)	1,103
Net premiums earned	$362	—	$364	$1,021	(5)	$1,076
Losses and loss expenses	(247)	24	(199)	(675)	(15)	(794)
Acquisition costs	(82)	12	(74)	(240)	10	(219)

Technical result	$33	(64)	$91	$106	67	$63
Loss ratio	68.3%		54.8%	66.1%		73.7%
Acquisition ratio	22.7		20.2	23.5		20.4

Technical ratio	91.0%		75.0%	89.6%		94.1%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 33% and 28% of total net premiums written in the three months and nine months ended September 30, 2011, respectively, compared to 30% and 29% of total net premiums written during the same periods in 2010. The increase in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written in the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to new business written, which was partially offset by the effects of the Company’s decision to cancel or reduce business in prior periods as a result of modestly reduced pricing in certain lines of business and the repositioning of the Company’s portfolio, as described below. The Global (Non-U.S.) Specialty sub-segment’s net premiums written in the nine months ended September 30, 2011 as a percentage of total net premiums written were comparable to the same period in 2010 due to the effects of the Company’s decision to cancel or reduce business in prior periods in this sub-segment being offset by similar decreases in most of the Company’s other Non-life sub-segments.

Three-month result

Gross and net premiums written increased by 22% and 23%, respectively, while net premiums earned remained flat in the three months ended September 30, 2011 compared to the same period in 2010. The increases in gross and net premiums written resulted primarily from new business written and share increases in the specialty property, marine, credit/surety and energy lines of business. These increases were also due to the impact of the weaker U.S. dollar in the three months ended September 30, 2011 compared to the same period in 2010. Foreign exchange fluctuations increased gross and net premiums written by 8%. These increases in gross and net premiums written were partially offset by the effects of the Company’s decisions to cancel or reduce business in prior periods as a result of modestly reduced pricing in certain lines of business and the repositioning of the Company’s portfolio following the integration of Paris Re’s business. Net premiums earned remained flat in the three months ended September 30, 2011 compared to the same period in 2010 as the impact of the cancellations and reductions was offset by foreign exchange fluctuations, which increased net premiums earned by 11%. Net premiums earned remained flat in the three months ended September 30, 2011 compared to the increase in gross and net premiums written due to the new business written during the three months ended September 30, 2011 not yet being fully reflected in net premiums earned.

Nine-month result

Gross and net premiums written and net premiums earned decreased by 8%, 9% and 5%, respectively, in the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in gross and net premiums written and net premiums earned resulted from most lines of business and was primarily due to the effects of the Company’s decisions to cancel or reduce business as described in the three-month result above. These decreases were partially offset by an increase in upward premium adjustments reported by cedants in the nine months ended September 30, 2011 compared to the same period in 2010, which were primarily driven by the energy and engineering lines of business, share increases in the credit/surety line of business, new business written in the specialty property line of business and the impact of the weaker U.S. dollar in the nine months ended September 30, 2011 compared to the same period in 2010. Foreign exchange fluctuations increased gross and net premiums written by 2% and net premiums earned by 5%. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2011 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $30 million, or 8.3 points on the loss ratio; and

•	a lower level of loss estimates in the credit/surety and specialty casualty lines of business related to the financial crisis.

The net favorable loss development of $30 million reported in the three months ended September 30, 2011 included net favorable development for prior accident years in all lines of business, except the marine line, which experienced adverse loss development for prior accident years of $8 million. Loss information provided by cedants in the three months ended September 30, 2011 for prior accident years was lower than the Company expected (higher for marine) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for marine) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for marine) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $66 million, or 18.4 points on the loss ratio;

•	net favorable loss development on the prior quarters of $24 million, or 6.6 points on the loss ratio;

•	increasing loss trends in the specialty casualty line of business; and

•	lower loss estimates in the credit/surety line of business reflecting improving economic and credit conditions.

The net favorable loss development of $66 million reported in the three months ended September 30, 2010 included net favorable development for prior accident years in all lines of business.

The increase of $48 million in losses and loss expenses for the three months ended September 30, 2011 compared to the same period in 2010 included:

•	a decrease of $36 million in net favorable prior year loss development; and

•	a decrease of $23 million in net favorable prior quarters loss development; partially offset by

•

a decrease of approximately $11 million in losses and loss expenses resulting from a lower level of loss estimates in the specialty casualty and credit/surety lines of business related to the financial crisis, which was partially offset by the impact of modestly declining profitability in certain lines of business between periods.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, U.S. tornadoes, Australian Floods and 2011 New Zealand Earthquake of $31 million, or 3.0 points on the loss ratio;

•	net favorable loss development on prior accident years of $122 million, or 12.0 points on the loss ratio;

•	a higher level of mid-sized loss activity;

•	a lower level of loss estimates in the specialty casualty and credit/surety lines of business related to the financial crisis; and

•	a decrease in the book of business and exposure and declines in pricing in certain lines of business.

The net favorable loss development of $122 million reported in the nine months ended September 30, 2011 included net favorable loss development for prior accident years in most lines of business, except for the energy and engineering lines, which experienced combined adverse loss development for prior accident years of $9 million. Loss information provided by cedants in the nine months ended September 30, 2011 for prior accident years was lower than the Company expected (higher for energy and engineering) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for energy and engineering) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for energy and engineering) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and 2010 New Zealand Earthquake of $57 million, or 5.4 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $61 million, or 5.5 points on the loss ratio;

•	net favorable loss development on prior accident years of $114 million, or 10.6 points on the loss ratio;

•	lower loss estimates in the credit/surety line of business reflecting improving economic and credit conditions; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $114 million reported in the nine months ended September 30, 2010 included net favorable development for prior accident years in all lines of business, except the specialty casualty line, which experienced adverse loss development for prior accident years of $48 million.

The decrease of $119 million in losses and loss expenses for the nine months ended September 30, 2011 compared to the same period in 2010 included:

•	a decrease of $61 million in losses and loss expenses related to Deepwater Horizon;

•	a decrease of $26 million related to large catastrophic losses;

•

a decrease of approximately $24 million in losses and loss expenses resulting from a decrease in the book of business and exposure and a lower level of loss estimates in the specialty casualty and credit/surety lines of business related to the financial crisis, which were partially offset by a higher level of mid-sized loss activity and the impact of declining profitability of the business in certain lines of business between periods; and

•	an increase of $8 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month and nine-month result

Acquisition costs and the acquisition ratio increased in the three months and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to higher profit commission adjustments reported by cedants in the credit/surety line of business, and a shift in the mix of business towards the credit/surety line of business and towards proportional business, which generally carry relatively higher acquisition ratios.

Technical result and technical ratio

Three-month result

The decrease of $58 million in the technical result and the corresponding increase in the technical ratio in the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a decrease of $59 million in combined net favorable prior year and prior quarters loss development, higher acquisition costs and modestly declining profitability in certain lines of business between periods. These decreases in the technical result were partially offset by a lower level of loss estimates in the specialty casualty and credit/surety lines of business related to the financial crisis.

Nine-month result

The increase of $43 million in the technical result and the corresponding decrease in the technical ratio in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a decrease in losses and loss expenses of $58 million, net of retrocession and reinstatement premiums, related to Deepwater Horizon, a decrease of $28 million, net of reinstatement premiums, in large catastrophic losses, an increase of $8 million in net favorable prior year loss development and a lower level of loss estimates in the specialty casualty and credit/surety lines of business related to the financial crisis. These increases in the technical result were partially offset by a higher level of mid-sized loss activity, higher acquisition costs, modestly declining profitability in certain lines of business, and lower net premiums earned between periods.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter or year is not necessarily predictive of future profitability. The results for the three months and nine months ended September 30, 2011 and 2010 demonstrate this volatility. The results for the three months ended September 30, 2011 included no large catastrophic losses occurring during the period, while the results for the three months ended September 30, 2010 included a large level of catastrophic losses related to the 2010 New Zealand Earthquake. The results for the nine months ended September 30, 2011 contained a significantly higher level of catastrophic losses related to the Japan Earthquake, 2011 New Zealand Earthquake, U.S. tornadoes, Australian Floods and aggregate contracts covering losses in Australia and New Zealand than the same period of 2010, which included losses related to the Chile Earthquake and 2010 New Zealand Earthquake. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010

Gross premiums written	$95	(1)%	$96	$581	(18)%	$711
Net premiums written	89	2	87	542	(15)	636
Net premiums earned	$199	(21)	$251	$432	(15)	$507
Losses and loss expenses	(169)	85	(91)	(1,209)	424	(231)
Acquisition costs	(15)	(19)	(18)	(16)	(58)	(37)

Technical result	$15	(89)	$142	$(793)	NM	$239
Loss ratio	85.0%		36.4%	279.9%		45.6%
Acquisition ratio	7.4		7.2	3.5		7.2

Technical ratio	92.4%		43.6%	283.4%		52.8%

Premiums

The Catastrophe sub-segment represented 8% and 15% of total net premiums written in the three months and nine months ended September 30, 2011, respectively, compared to 9% and 16% of total net premiums written during the same periods in 2010. The decrease in the Catastrophe sub-segment’s net premiums written as a percentage of total net premiums written reflects a significant reduction in the portfolio and exposure, which is almost entirely offset by decreases in net premiums written in the Company’s other Non-life sub-segments.

Three-month result

Gross and net premiums written were relatively comparable between the three months ended September 30, 2011 and the same period in 2010, while net premiums earned decreased by 21%. Gross and net premiums written were relatively comparable between periods as a result of decreases to reduce certain exposures in order to continue the rebalancing of the portfolio, being offset by the impact of foreign exchange fluctuations and the net effect of timing differences between periods related to the renewal of certain Japanese and Australian treaties. Foreign exchange fluctuations increased gross and net premiums written by 6% and 7%, respectively, as premiums denominated in currencies that have appreciated against the weaker U.S. dollar were converted into U.S. dollars at higher average exchange rates in the three months ended September 30, 2011 compared to the same period in 2010. The decrease in net premiums earned resulted primarily from the Company’s decisions in prior periods to reduce certain catastrophe exposures and reposition its portfolio following the integration of Paris Re’s business and was partially offset by the impact of foreign exchange fluctuations, which increased net premiums earned by 5%. Net premiums earned are normally significantly higher compared to gross and net premiums written during the three months ended September 30, 2011 due to seasonality in the earnings pattern for U.S. wind business, which results in higher earned premiums in quarters with more exposure.

Nine-month result

Gross premiums written decreased by 18% and net premiums written and net premiums earned decreased by 15% in the nine months ended September 30, 2011 compared to the same period in 2010. The decreases in gross and net premiums written and net premiums earned were primarily due to the Company’s decisions in prior periods to reduce certain catastrophe exposures and reposition its portfolio as described in the three-month result, and were partially offset by new business written, increases in certain treaty participations, reinstatement premiums and the impact of the weaker U.S. dollar in the nine months ended September 30, 2011 compared to the same period in 2010. Foreign exchange fluctuations increased gross and net premiums written by 2% and net premiums earned by 4%.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2011 reflected:

•	no large catastrophic losses;

•

net adverse loss development on prior quarters of $165 million, or 83.2 points on the loss ratio, primarily driven by combined adverse loss development of $147 million, or 73.9 points on the loss ratio, related to the Japan Earthquake and 2011 New Zealand Earthquake;

•

net favorable loss development on prior accident years of $36 million, or 18.2 points on the loss ratio, in part driven by favorable loss development of $11 million, or 6.0 points on the loss ratio, related to the Chile Earthquake and lower loss estimates related to Paris Re’s catastrophe portfolio;

•	a higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $36 million reported in the three months ended September 30, 2011 was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended September 30, 2011 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2010 reflected:

•	large catastrophic losses related to the 2010 New Zealand Earthquake of $57 million, or 22.5 points on the loss ratio;

•

net favorable loss development on prior quarters of $13 million, or 5.2 points on the loss ratio, which was driven by favorable loss development of $9 million, or 3.7 points on the loss ratio, related to the Chile Earthquake;

•	net adverse loss development on prior accident years of $2 million, or 0.9 points on the loss ratio; and

•	a lower level of mid-sized loss activity.

The increase of $78 million in losses and loss expenses in the three months ended September 30, 2011 compared to the same period in 2010 included:

•	an increase of $178 million in net adverse prior quarters loss development; partially offset by

•	a decrease of $57 million in large catastrophic losses;

•	an increase of $38 million in net favorable prior year loss development; and

•

a decrease of approximately $5 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was reduced by normal fluctuations in profitability between periods and a higher level of mid-sized loss activity.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•

large catastrophic losses related to the Japan Earthquake, 2011 New Zealand Earthquake, U.S. tornadoes and Australian Floods and large losses related to aggregate contracts covering losses in Australia and New Zealand of $1,244 million, or 287.2 points on the loss ratio;

•	net favorable loss development on prior accident years of $98 million, or 22.6 points on the loss ratio; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $98 million reported in the nine months ended September 30, 2011 was primarily due to favorable loss emergence, as losses reported by cedants in the nine months ended September 30, 2011 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and 2010 New Zealand Earthquake of $153 million, or 30.0 points on the loss ratio;

•	net favorable loss development on prior accident years of $29 million, or 5.7 points on the loss ratio; and

•	an increase in the book of business and exposure.

The increase of $978 million in losses and loss expenses for the nine months ended September 30, 2011 compared to the same period in 2010 included:

•	an increase of $1,091 million in large catastrophic losses and losses related to aggregate contracts; partially offset by

•	an increase of $69 million in net favorable prior year loss development; and

•

a decrease of approximately $44 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was reduced by normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs decreased in the three months ended September 30, 2011 compared to the same period in 2010 primarily due to the decrease in net premiums earned. The acquisition ratio was comparable in the three months ended September 30, 2011 to the same period in 2010.

Nine-month result

Acquisition costs decreased in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the decrease in net premiums earned. The acquisition ratio decreased in the nine months ended September 30, 2011 compared to the same period in 2010 due to lower profit commissions as a result of the large catastrophic losses.

Technical result and technical ratio

Three-month result

The decrease of $127 million in the technical result and the corresponding increase in the technical ratio in the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to an increase of $178 million in net adverse prior quarters loss development, the decrease in the book of business and exposure and a higher level of mid-sized loss activity. These decreases in the technical result were partially offset by a decrease of $57 million in large catastrophic losses, an increase of $38 million in net favorable prior year loss development and normal fluctuations in profitability between periods.

Nine-month result

The decrease of $1,032 million in the technical result and the corresponding increase in the technical ratio in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to an increase of $1,064 million, net of retrocession, reinstatement premiums and profit commissions, in large catastrophic losses and losses related to aggregate contracts and the decrease in the book of business and exposure. These decreases in the technical result were partially offset by an increase of $69 million in net favorable prior year loss development and normal fluctuations in profitability between periods.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010

Gross premiums written	$194	6%	$183	$597	11%	$537
Net premiums written	194	6	183	596	12	533
Net premiums earned	$203	11	$184	$588	13	$521
Life policy benefits	(168)	15	(147)	(479)	7	(447)
Acquisition costs	(33)	1	(33)	(89)	8	(82)

Technical result	$2	(47)	$4	$20	NM	$(8)
Other income	—	(21)	—	—	NM	2
Other operating expenses	(12)	11	(11)	(38)	—	(38)
Net investment income	19	11	17	50	(6)	54

Allocated underwriting result(1)	$9	(12)	$10	$32	230	$10

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 18% and 17% of total net premiums written in the three months and nine months ended September 30, 2011, respectively, compared to 18% and 14% of total net premiums written during the same periods in 2010. The increase in the Life segment’s net premiums written as a percentage of total net premiums written during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to decreases in net premiums written in the Company’s Non-life segment, as described above, and new business written in the Life segment, as described below.

Three-month result

Gross and net premiums written increased by 6% and net premiums earned increased by 11% in the three months ended September 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily due to the impact of the weaker U.S. dollar in the three months ended September 30, 2011 compared to the same period in 2010 as premiums denominated in currencies that have appreciated against the U.S. dollar were converted into U.S. dollars at higher average exchange rates. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 10%. The increases in gross and net premiums written and net premiums earned were also due to modest growth in the mortality line and were partially offset by a decrease related to the restructuring of a longevity treaty. The increase in net premiums earned compared to net premiums written reflects the impact of a treaty written in the prior period on a non-proportional basis.

Nine-month result

Gross and net premiums written and net premiums earned increased by 11%, 12% and 13%, respectively, in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in gross and net premiums written and net premiums earned was primarily due to new business written during 2010 in the longevity line, which was not fully reflected in the nine months ended September 30, 2010, as well as new business and growth in the mortality line and the impact of foreign exchange. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 5% due to the impact of the weaker U.S. dollar in the nine months ended September 30, 2011 compared to the same period in 2010. These increases in gross and net premiums written and net premiums earned were partially offset by a decrease related to the restructuring of a longevity treaty.

Life policy benefits

Three-month result

Life policy benefits increased by $21 million in the three months ended September 30, 2011 compared to the same period in 2010. The increase was primarily attributable to:

•

the impact of foreign exchange fluctuations, which increased life policy benefits by 10% (comparable with the increase in net premiums earned due to foreign exchange fluctuations) during the three months ended September 30, 2011 compared to the same period in 2010; and

•

a modestly higher level of life policy benefits recorded in the mortality line of business due to slightly higher losses reported by cedants and an increase in life policy benefits reported by a cedant for a longevity treaty in run-off.

The Life segment experienced net adverse prior year loss development of $5 million in the three months ended September 30, 2011, primarily due to the GMDB business, where the payout is linked to the performance of underlying capital market assets in France. The net adverse prior year loss development of $4 million in the three months ended September 30, 2010 was primarily driven by deterioration on a credit life treaty in the mortality line and an ILA treaty in the longevity line, resulting from an improvement in the mortality trend, and was partially offset by favorable development on various other mortality treaties.

Nine-month result

Life policy benefits increased by $32 million in the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily attributable to:

•	an increase in business written in both the longevity and mortality lines; and

•

the impact of foreign exchange fluctuations, which increased life policy benefits by 5% (comparable with the increase in net premiums earned due to foreign exchange fluctuations) during the nine months ended September 30, 2011 compared to the same period in 2010; partially offset by

•	a decrease of $17 million in net adverse prior year loss development; and

•	lower life policy benefits reported by a cedant for a longevity treaty in run-off.

The Life segment experienced net adverse prior year loss development of $4 million in the nine months ended September 30, 2011 primarily driven by adverse prior year loss development on certain short-term treaties in the mortality line following the receipt of updated information from cedants and was partially offset by favorable development related to the GMDB business, driven by an improvement in the capital markets. The net adverse development of $21 million in the nine months ended September 30, 2010 was primarily due to an improvement in the mortality trend related to an ILA treaty in the longevity line.

Acquisition costs

Three-month result

Acquisition costs in the three months ended September 30, 2011 were comparable to the same period in 2010, due to an increase in net premiums earned being offset by lower profit commissions reported by cedants in the mortality line and a decrease in acquisition costs reported by a cedant for a longevity treaty in run-off.

Nine-month result

Acquisition costs increased in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the impact of higher net premiums earned in the mortality line of business and an increase in acquisition costs reported by a cedant for a longevity treaty in run-off, partially offset by lower profit commissions reported by cedants in the mortality line.

Net investment income

Three-month result

Net investment income increased in the three months ended September 30, 2011 compared to the same period of 2010 primarily as a result of higher positive adjustments on funds held contracts reported by cedants in the three months ended September 30, 2011, partially offset by a decrease in the funds held balance related to the restructuring of a longevity treaty.

Nine-month result

Net investment income decreased in the nine months ended September 30, 2011 compared to the same period of 2010 primarily due to a decrease in the funds held balance related to the restructuring of a longevity treaty and lower positive adjustments on funds held contracts reported by cedants.

Allocated underwriting result

Three-month result

The allocated underwriting result in the three months ended September 30, 2011 decreased modestly compared to the same period in 2010 due to a decrease in the technical result and modestly higher other operating expenses, which were partially offset by an increase in net investment income. The decrease in the technical result for the three months ended September 30, 2011 compared to the same period of 2010 was primarily driven by normal fluctuations in profitability between periods.

Nine-month result

The allocated underwriting result in the nine months ended September 30, 2011 increased compared to the same period in 2010 due to an increase in the technical result, which was partially offset by a decrease in net investment income. The increase in the technical result for the nine months ended September 30, 2011 compared to the same period of 2010 was primarily driven by a decrease in net adverse prior year loss development and normal fluctuations in profitability between periods.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2011 and 2010 was as follows:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Non-life
Property and casualty
Casualty	11%	13%	11%	11%
Property	14	19	16	19
Motor	5	6	5	7
Multiline and other	3	1	2	2
Specialty
Agriculture	8	5	6	4
Aviation / Space	5	5	4	4
Catastrophe	8	9	15	16
Credit / Surety	7	6	7	6
Energy	4	3	2	2
Engineering	4	5	4	4
Marine	7	5	6	5
Specialty casualty	1	2	3	4
Specialty property	5	2	3	2
Life	18	19	16	14

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line of business between the three months and nine months ended September 30, 2011 and 2010 primarily reflected the Company’s response to existing market conditions, the repositioning of its portfolio following the integration of Paris Re and the reduction of catastrophe exposed business. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Property: the decrease in the distribution of net premiums written in the three months and nine months ended September 30, 2011 compared to the same periods of 2010 was driven primarily by the effects of the Company’s decisions to cancel or reduce business as a result of reductions in pricing and to reposition its portfolio following the integration of Paris Re’s business, including reducing the level of catastrophe exposed business.

•

Agriculture: the increase in the distribution of net premiums written was driven by increased demand, higher agricultural commodity prices and higher upward premium adjustments in the three months and nine months ended September 30, 2011 compared to the same periods of 2010.

•

Marine: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2011 compared to the same periods of 2010 was driven by new business written and share increases.

•

Specialty property: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2011 compared to the same periods of 2010 was driven by new business written.

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

The distribution of gross premiums written by reinsurance type for the three months and nine months ended September 30, 2011 and 2010 was as follows:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Non-life segment
Proportional	50%	54%	45%	44%
Non-proportional	21	21	31	36
Facultative	11	7	8	7
Life segment(1)	18	18	16	13

Total	100%	100%	100%	100%

(1)	Substantially all of the Life segment’s gross premiums written for all periods presented above are proportional.

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type in the three months ended September 30, 2011 compared to the same period in 2010 primarily reflect a shift from proportional business to facultative business in the Non-life segment. The increase in facultative business was driven by new business in the specialty property, marine and energy lines of business.

The changes in the distribution of gross premiums written by reinsurance type between the nine months ended September 30, 2011 and the same period in 2010 primarily reflect a shift in mix from the Non-life segment to the Life segment. This shift in the mix of business results from the decreases in gross premiums written following the cancellation and reduction of business and the repositioning of the Company’s portfolio in certain lines of the Non-life segment compared to increases in gross premiums written from new business in the longevity line and new business and growth in the mortality line of business in the Life segment.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk in the three months and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Europe	38%	38%	41%	42%
North America	37	39	36	37
Asia, Australia and New Zealand	13	10	12	11
Latin America, Caribbean and Africa	12	13	11	10

Total	100%	100%	100%	100%

The distribution of gross premiums written in Europe and Latin America, Caribbean and Africa in the three months ended September 30, 2011 was relatively comparable to the same period in 2010. The increase in the distribution of gross premiums written in Asia, Australia and New Zealand in the three months ended September 30, 2011 compared to the same period in 2010 was primarily driven by new business written and the net effect of timing differences related to certain Japanese and Australian treaties. While gross premiums written in the Company’s North America sub-segment increased in the three months ended September 30, 2011 compared to the same period in 2010, the decrease in the distribution of gross premiums written in North America was primarily driven by the more pronounced increase in the distribution of gross premiums written in Asia, Australia and New Zealand and also by a reduction in catastrophe business written in North America.

The distribution of gross premiums written in the nine months ended September 30, 2011 was comparable to the same period in 2010.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2011 and 2010 was as follows:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Broker	74%	73%	73%	74%
Direct	26	27	27	26

Total	100%	100%	100%	100%

The distribution of gross premiums written by production source was comparable between the three months and nine months ended September 30, 2011 and the same periods in 2010.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and nine months ended September 30, 2011 and 2010 (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010
Fixed maturities	$146	3%	$142	$423	(5)%	$444
Short-term investments, cash and cash equivalents	1	(44)	2	3	(47)	6
Equities	4	(29)	6	15	(2)	15
Funds held and other	15	21	12	39	—	38
Funds held – directly managed	9	(20)	11	26	(32)	38
Investment expenses	(11)	27	(9)	(32)	10	(29)

Net investment income	$164	—	$164	$474	(7)	$512

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income was flat in the three months ended September 30, 2011 compared to the same period in 2010 primarily due to the net impact of:

•	the weakening of the U.S. dollar, on average, in the three months ended September 30, 2011 compared to the same period in 2010 which contributed a 3% increase in net investment income;

•

an increase in net investment income from fixed maturities primarily due to the reinvestment of cash flows generated from operations in prior quarters, which was partially offset by lower reinvestment rates; and

•	an increase in net investment income on funds held and other as a result of higher investment income reported by cedants; offset by

•

a decrease in net investment income from funds held – directly managed related to lower reinvestment rates and the lower balance of funds held – directly managed, on average, which was related to the release of assets from the funds held – directly managed account following an endorsement to the quota share treaty with Colisée Re in February 2011 and the run-off of the underlying liabilities. The assets released from the funds held – directly managed account were reinvested in the Company’s fixed maturity portfolio at lower reinvestment rates; and

•	a higher level of investment expenses in the three months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase in investment custody fees and withholding tax.

Nine-month result

Net investment income decreased in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to:

•	a decrease in net investment income from fixed maturities primarily due to lower reinvestment rates, which was partially offset by purchases of higher yielding investments; and

•	a decrease in net investment income from funds held – directly managed as described in the three-month result.

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

As discussed in Overview above, U.S. and European risk-free interest rates decreased, while credit spreads widened and equity markets declined during the three months and nine months ended September 30, 2011. In addition to these general economic factors, the Company realized losses on treasury note futures during the three months and nine months ended September 30, 2011 and incurred losses related to certain insurance-linked securities impacted by the Japan Earthquake during the nine months ended September 30, 2011. The Company uses treasury note futures to manage the duration of its investment portfolio. These factors had an impact on the Company’s investment portfolio and the related level of realized and unrealized gains (losses) on investments compared to the same periods of 2010.

The components of net realized and unrealized investment gains (losses) for the three months and nine months ended September 30, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net realized investment gains on fixed maturities and short-term investments	$64	$56	$84	$107
Net realized investment gains on equities	2	15	66	38
Net realized investment losses on other invested assets	(98)	(35)	(149)	(62)
Change in net unrealized investment (losses) gains on other invested assets	—	5	(45)	(42)
Change in net unrealized investment gains on fixed maturities and short-term investments	190	135	180	397
Change in net unrealized investment (losses) gains on equities	(145)	80	(159)	(22)
Net other realized and unrealized investment gains	1	11	1	13
Net realized and unrealized investment gains on funds held – directly managed	12	26	14	56

Net realized and unrealized investment gains (losses)	$26	$293	$(8)	$485

Three-month result

Net realized and unrealized investment gains decreased by $267 million, from $293 million in the three months ended September 30, 2010 to $26 million in the same period of 2011. The net realized and unrealized investment gains of $26 million in the three months ended September 30, 2011 were primarily due to declining U.S. and European risk-free interest rates, which were partially offset by widening credit spreads, declines in worldwide equity markets and realized losses on treasury note futures. Net realized and unrealized investment gains of $26 million in the three months ended September 30, 2011 primarily consisted of the change in net unrealized investment gains on fixed maturities and short-term investments of $190 million and net realized investment gains on fixed maturities and short-term investments of $64 million. These gains were partially offset by the change in net unrealized investment losses on equities of $145 million and net realized investment losses on other invested assets, primarily related to treasury note futures, of $98 million.

Net realized investment losses on other invested assets of $98 million in the three months ended September 30, 2011 primarily related to realized losses on treasury note futures. Net realized investment losses and the change in net unrealized investment gains on other invested assets were a combined loss of $30 million in the three months ended September 30, 2010 and primarily related to realized and unrealized losses on treasury note futures, which were partially offset by unrealized gains on weather derivatives and total return swaps.

Net realized and unrealized investment gains on funds held – directly managed of $12 million and $26 million in the three months ended September 30, 2011 and 2010, respectively, primarily related to the change in unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were primarily the result of declining risk-free rates.

Nine-month result

Net realized and unrealized investment gains decreased by $493 million, from net investment gains of $485 million in the nine months ended September 30, 2010 to a loss of $8 million in the same period of 2011. The net realized and unrealized investment losses of $8 million in the nine months ended September 30, 2011 were primarily due to realized and unrealized losses on treasury note futures, widening credit spreads, declines in worldwide equity markets and losses on insurance-linked securities impacted by the Japan Earthquake, which were partially offset by declining U.S. and European risk-free interest rates. Net realized and unrealized investment losses of $8 million in the nine months ended September 30, 2011 primarily consisted of the change in net unrealized investment losses on equities and other invested assets of $204 million and net realized investment losses on other invested assets (mainly related to treasury note futures) of $149 million. These losses were partially offset by the change in net unrealized investment gains on fixed maturities and short-term investments of $180 million and net realized investment gains on fixed maturities, short-term investments and equities of $150 million.

Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $194 million in the nine months ended September 30, 2011 and primarily related to realized and unrealized losses on treasury note futures and a realized loss on insurance-linked derivative securities impacted by the Japan Earthquake. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $104 million in the nine months ended September 30, 2010 and primarily related to losses on treasury note futures.

Net realized and unrealized investment gains on funds held – directly managed of $14 million and $56 million in the nine months ended September 30, 2011 and 2010, respectively, primarily related to realized and unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account. The decrease in net realized and unrealized investment gains on funds held – directly managed in the nine months ended September 30, 2011 compared to the same period of 2010, was primarily related to the lower balance of funds held – directly managed, on average, as discussed above.

Interest in (Losses) Earnings of Equity Investments

The interest in the results of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships in which the Company has more than a minor interest. Interest in the results of equity investments decreased from a gain of $1 million and $5 million in the three months and nine months ended September 30, 2010, respectively, to a loss of $5 million in the same periods of 2011.

Other Operating Expenses

The Company’s total other operating expenses for the three months and nine months ended September 30, 2011 and 2010 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2011	% Change 2011 over 2010	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	% Change 2011 over 2010	For the nine months ended September 30, 2010
Other operating expenses	$104	(12)%	$118	$322	(21)%	$406

Three-month result

Other operating expenses represent 8.0% and 9.0% of net premiums earned (both Non-life and Life) for the three months ended September 30, 2011 and 2010, respectively. Other operating expenses included in Corporate and Other were $23 million and $26 million, of which $19 million and $22 million are related to corporate activities for the three months ended September 30, 2011 and 2010, respectively.

Other operating expenses decreased by 12% in the three months ended September 30, 2011 compared to the same period in 2010. The decrease was primarily due to the lower level of personnel costs and lower costs related to Paris Re’s operations following its integration into the Company’s operations. These decreases in other operating expenses were partially offset by the impact of foreign exchange fluctuations, which increased other operating expenses by 10% due to the weaker U.S. dollar in the three months ended September 30, 2011 compared to the same period in 2010.

Nine-month result

Other operating expenses represent 9.3% and 11.4% of net premiums earned (both Non-life and Life) for the nine months ended September 30, 2011 and 2010, respectively. Other operating expenses included in Corporate and Other were $78 million and $127 million, of which $66 million and $116 million are related to corporate activities for the nine months ended September 30, 2011 and 2010, respectively.

Other operating expenses decreased by 21% in the nine months ended September 30, 2011 compared to the same period in 2010. The decrease was primarily due to a charge of $34 million related to the Company’s voluntary termination plan in the nine months ended September 30, 2010, lower personnel costs (including share-based compensation expenses) and lower costs related to Paris Re’s operations following its integration. These decreases in other operating expenses were partially offset by foreign exchange fluctuations, which increased other operating expenses by 6% due to the weaker U.S. dollar in the nine months ended September 30, 2011 compared to the same period in 2010.

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

The Company’s income tax expense and effective income tax rate for the three months and nine months ended September 30, 2011 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Income tax expense	$42	$72	$66	$118
Effective income tax rate	18.8%	12.1%	(15.0)%	12.9%

Three-month result

Income tax expense and the effective income tax rate was $42 million and 18.8% in the three months ended September 30, 2011. Income tax expense and the effective income tax rate during the three months ended September 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included an approximately even distribution of the Company’s pre-tax net income between its various jurisdictions. The pre-tax net income of the Company’s non-taxable jurisdictions, and jurisdictions with comparatively lower tax rates, included no new large catastrophic losses and favorable tax adjustments related to foreign branch income taxes which were partially offset by adverse loss development on prior quarters related to the catastrophic events in the first half of 2011 and by net realized and unrealized investment losses. The pre-tax net income of the Company’s jurisdictions with comparatively higher tax rates included significant net realized and unrealized investment gains and certain unfavorable tax adjustments recorded related to foreign exchange fluctuations.

Income tax expense and the effective income tax rate was $72 million and 12.1% in the three months ended September 30, 2010. Income tax expense and the effective income tax rate during the three months ended September 30, 2010 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates, which was driven by a relatively low level of catastrophic losses, net realized and unrealized investment gains and favorable tax adjustments related to foreign branch income taxes. A less significant portion of the Company’s pre-tax net income was recorded in jurisdictions with comparatively higher tax rates, which included significant net realized and unrealized investment gains and was partially offset by adverse prior quarters loss development on the Chile Earthquake.

Nine-month result

Income tax expense and the effective income tax rate was $66 million and (15.0)% in the nine months ended September 30, 2011. Income tax expense and the effective income tax rate during the nine months ended September 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net loss recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates with no associated tax benefit, which were driven by the large catastrophic losses described in the Review of Net Income (Loss), and a modest pre-tax net income recorded in taxable jurisdictions.

Income tax expense and the effective income tax rate was $118 million and 12.9% in the nine months ended September 30, 2010. Income tax expense and the effective income tax rate during the nine months ended September 30, 2010 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s taxable jurisdictions recorded significant realized and unrealized investment gains, which were partially offset by significant catastrophe losses related to the Chile Earthquake and the 2010 New Zealand Earthquake, losses related to Deepwater Horizon, and charges related to the Company’s 2010 voluntary termination plan available to certain employees in France (voluntary plan). The Company’s non-taxable jurisdictions benefitted from comparatively lower levels of catastrophe losses and realized and unrealized investment gains.

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

Investments

Total investments and cash were $16.9 billion at September 30, 2011 compared to $16.4 billion at December 31, 2010. The major factors influencing the increase in the nine months ended September 30, 2011 were:

•	net cash provided by operating activities of $584 million;

•

net proceeds of $362 million, after underwriting discounts, commissions and other related expenses of $12 million, related to the issuance of the Series E preferred shares (see Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations and Commitments and Shareholders’ Equity and Capital Resources Management below); and

•

various factors, the primary one being the effect of a weaker U.S. dollar at September 30, 2011 relative to most major currencies as it relates to the conversion of non-U.S. dollar invested assets into U.S. dollars at higher exchange rates, amounting to approximately $21 million; partially offset by

•	repurchases of the Company’s common shares of $227 million;

•	dividend payments on common and preferred shares totaling $150 million;

•	a decrease in net payables for securities sold of $114 million; and

•

realized and unrealized losses related to the investment portfolio of $22 million primarily resulting from a decrease in the equity portfolio and other invested assets of $286 million, partially offset by an increase in the fixed maturity and short-term investment portfolios of $264 million.

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. At September 30, 2011, the liability funds totaled $11.2 billion (including funds held – directly managed) and were comprised primarily of cash and cash equivalents and high quality fixed income securities. The capital funds, which totaled $7.2 billion, were comprised of cash and cash equivalents, investment grade and below investment grade fixed income securities, accrued investment income, preferred and common stocks, private placement equity and bond investments, convertible fixed income securities and certain other specialty asset classes. For additional information on liability funds, capital funds and the use of derivative financial instruments in the Company’s investment strategy, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The market value of fixed maturities, short-term investments and equities classified as trading securities (excluding funds held – directly managed) was $15.5 billion at September 30, 2011 compared to $13.9 billion at December 31, 2010. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations. In addition, the market value of the Company’s other invested assets was $335 million at September 30, 2011 compared to $352 million at December 31, 2010. The Company’s other invested assets are discussed separately below.

At September 30, 2011, approximately 93% of the Company’s fixed income securities, including fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 94% were publicly traded. The average credit quality of the Company’s fixed income securities at September 30, 2011 was AA, comparable to the position at December 31, 2010, and reflects the impact of Standard & Poor’s decision in August 2011 to downgrade, from AAA to AA+, U.S. government securities and other securities that carry either an explicit or implicit guarantee of the U.S. government (the downgrade of U.S. government securities). While other ratings agencies did not take a similar rating action, it is the Company’s policy to use Standard & Poor’s ratings, when available, to rate its investments. The Company does not believe that the downgrade of U.S. government securities had an impact on the overall riskiness of its investment portfolio, with U.S. treasuries still generally considered to be a proxy for a risk-free investment.

The average duration of the Company’s investment portfolio was 3.0 years at September 30, 2011 and December 31, 2010. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures allowed the Company to reduce the duration of its investment portfolio from 3.7 years to 3.0 years at September 30, 2011.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents was 2.5% at September 30, 2011, compared to 2.9% at December 31, 2010. The decrease in the average yield to maturity at September 30, 2011 compared to December 31, 2010 reflects declining U.S. and European risk-free rates, which were partially offset by widening credit spreads.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 1.0% and 2.8% for the three months and nine months ended September 30, 2011, respectively, compared to 2.6% and 5.7% for the comparable periods in 2010. The lower total accounting return in the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to declining worldwide equity markets and widening credit spreads, which were partially offset by decreasing risk-free rates. The lower total accounting return in the nine months ended September 30, 2011 was mainly due to the decline in worldwide equity markets, compared to relatively flat equity markets in the same period in 2010, and the relative decrease in the level of risk-free rates, on average, in the nine months ended September 30, 2011 compared to the same period in 2010.

The cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturities, short-term investments and equities classified as trading at September 30, 2011 were as follows (in millions of U.S. dollars):

September 30, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored entities	$1,147	$42	$(1)	$1,188
U.S. municipals	96	5	—	101
Non-U.S. sovereign government, supranational and government related	3,048	182	—	3,230
Corporate	5,843	317	(40)	6,120
Asset-backed securities	624	12	(5)	631
Residential mortgage-backed securities	2,912	119	(31)	3,000
Other mortgage-backed securities	84	2	—	86

Total fixed maturities	13,754	679	(77)	14,356
Short-term investments	98	—	—	98
Equities	1,031	61	(91)	1,001

Total	$14,883	$740	$(168)	$15,455

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The fair value of the Company’s fixed maturities increased by $1.6 billion from $12.8 billion at December 31, 2010 to $14.4 billion at September 30, 2011. The increase in the Company’s fixed maturities is predominantly in residential mortgage-backed securities, the non-U.S. sovereign government, supranational and government related and U.S. government and government sponsored entities categories, which have increased by $694 million, $411 million and $282 million, respectively, at September 30, 2011 compared to December 31, 2010. The increases primarily reflect the investment of net cash provided by operating activities during the nine months ended September 30, 2011, the investment of a portion of the Company’s cash and cash equivalents, the proceeds from the issuance of the Series E preferred shares and an increase in the market value of the fixed maturity portfolio related to the decline in U.S and European risk-free rates, which was partially offset by widening credit spreads. At September 30, 2011, following these new investments and the downgrade of U.S. government securities (as described above), the Company’s asset allocation compared to December 31, 2010 shifted from cash and cash equivalents to fixed maturities and also from AAA rated securities to AA rated securities. The overall average credit quality of the portfolio at September 30, 2011 compared to December 31, 2010, has not changed from AA. See Ratings Distribution below for more details.

The U.S. government and government sponsored entities category includes U.S. treasuries and U.S. government agency securities which accounted for 98% and 2%, respectively, of this category at September 30, 2011. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. At September 30, 2011, 68% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AA+ corporate issues. The remaining 32% of U.S. government agency securities at September 30, 2011 were rated AA.

The U.S. municipals category included obligations of U.S. municipalities, states, or counties. At September 30, 2011, 12% of the U.S. municipal securities held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 88% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. At September 30, 2011, 85% of this category was rated AAA. Non-U.S. sovereign government obligations comprised 88% of this category, of which 93% were rated AAA. The largest three non-U.S. sovereign government issuers (France, Germany and Canada) accounted for 82% of non-U.S. sovereign government obligations at September 30, 2011, with the next four largest non-U.S. sovereign government issuers (Belgium, Singapore, Austria and the Netherlands) accounting for 17% of the remaining 18% of non-U.S. sovereign government obligations. At September 30, 2011, the remaining 12% of this category was comprised of investment grade Canadian government related obligations, constituting 9% of the total, and non-U.S. government agency obligations, constituting 3% of the total, which were related to France, Canada, South Korea and Singapore.

At September 30, 2011, the Company did not have investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At September 30, 2011, the Company had investments of $2.1 billion in other EU sovereign governments (including $44 million of investments in the short-term investments category), comprised of $984 million of French sovereign government obligations, $813 million of German sovereign government obligations, $182 million of Belgian sovereign government obligations, $68 million of Austrian sovereign government obligations and $50 million of Dutch sovereign government obligations, with no other EU sovereign government issuer comprising more than $3 million, less than 1% of the Company’s total EU sovereign government obligations.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At September 30, 2011, 95% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 69% were rated A- or better. The ten largest issuers accounted for 19% of the corporate bonds held by the Company at September 30, 2011 (7% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of the Company’s total investments and cash) at September 30, 2011. At September 30, 2011, U.S. bonds comprised 63% of this category and no other country accounted for more than 10% of this category. The main exposures by economic sector were 25% in finance (12% were banks), 13% in consumer noncyclical and 10% in communications. Within the finance sector, 99% of corporate bonds were rated investment grade and 89% were rated A- or better at September 30, 2011.

The Company’s corporate bond portfolio (excluding government guaranteed corporate debt) includes $133 million of corporate bonds issued by companies in the EU finance sector, including $58 million of British, $14 million of French, $14 million of Danish, $9 million of Dutch and $8 million of German corporate bonds. Of the remaining EU finance sector corporate bonds, no single country accounts for more than 1% of the Company’s total finance sector corporate bond exposure. At September 30, 2011, the Company held less than $24 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

The asset-backed securities category included U.S. asset-backed securities, which accounted for 74% at September 30, 2011. Of the U.S. asset-backed securities, 41% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 59% were not rated. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which accounted for 92% of this category at September 30, 2011. These securities generally have a low risk of default and 97% are backed by U.S. government agencies, which sets standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at September 30, 2011, other than $23 million of investments in distressed asset vehicles (included in other invested assets). At September 30, 2011, the Company’s U.S. residential mortgage-backed securities included approximately $217 million (8% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. At September 30, 2011, the remaining 8% of this category was comprised of non-U.S. residential mortgage-backed securities, of which 84% were rated AAA and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities includes U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 77% and 23% of this category at September 30, 2011, respectively. Approximately 97% of this category was rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Short-term investments consisted of non-U.S. sovereign government obligations, U.S. treasuries, and U.S. finance sector corporate bonds which accounted for 75%, 21% and 4%, respectively, of this category at September 30, 2011, and were rated AAA, AA+, and A, respectively, by Standard & Poor’s (or estimated equivalent).

Publicly traded common stocks (including public exchange traded funds (ETFs)) comprised 76% of equities at September 30, 2011. The remaining 24% of this category consisted primarily of funds holding fixed income securities, which was mainly comprised of emerging markets funds of $235 million. Of the publicly traded common stocks and ETFs, U.S. issuers represented 85% at September 30, 2011. The ten largest common stocks accounted for 18% of equities (excluding equities held in ETFs and funds holding fixed income securities) at September 30, 2011 and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At September 30, 2011, the largest publicly traded common stock exposures by economic sector were 20% in consumer noncyclical, 13% in each of energy and technology and 11% in each of finance and communications. At September 30, 2011, the Company did not have exposure to equities issued by finance sector institutions based in the peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at September 30, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

September 30, 2011	Cost	Fair Value
One year or less	$572	$576
More than one year through five years	5,432	5,580
More than five years through ten years	3,575	3,840
More than ten years	653	741

Subtotal	10,232	10,737
Mortgage/asset-backed securities	3,620	3,717

Total	$13,852	$14,454

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturities and short-term investments at September 30, 2011:

Rating Category	% of total
AAA	28%
AA	35
A	21
BBB	11
Below investment grade/Unrated	5

Total	100%

The decrease in the Company’s AAA rated securities, as a percentage of its total fixed income portfolio, from 51% at December 31, 2010 to 28% at September 30, 2011, and the corresponding increase in AA rated securities from 9% at December 31, 2010 to 35% at September 30, 2011, largely reflects the downgrade of U.S. government securities, as discussed above. This decrease in AAA rated securities was partially offset by an increase in the allocation to non-U.S. sovereign government, supranational and government related securities, which are predominantly AAA rated, as discussed above. The overall average credit quality of the Company’s fixed income portfolio at September 30, 2011 and December 31, 2010 remained AA.

Other Invested Assets

At September 30, 2011, the Company’s other invested assets totaled $335 million. The Company’s other invested assets consisted primarily of investments in asset-backed securities, non-publicly traded companies, notes receivable, loans receivable, private placement equity and bond investments, notes receivable, loans receivable and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at September 30, 2011, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At September 30, 2011, the Company’s principal finance activities included $175 million of investments classified as other invested assets, which were comprised primarily of other asset-backed securities, notes receivable, loans receivable, total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments) and private placement equity investments. At September 30, 2011, the carrying value of other asset-backed securities, notes receivable, loans receivable and private placement equity investments was $124 million, $39 million, $24 million and $3 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was an unrealized loss of $15 million.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At September 30, 2011, the fair value of the Company’s assumed exposure in the form of total return and interest rate swaps was an unrealized loss of $6 million and $8 million, respectively. At September 30, 2011, the notional value of the Company’s assumed exposure in the form of total return swaps was $147 million.

At September 30, 2011, 45% of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income, 39% was related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade, and the remainder of the portfolio was distributed over a number of generally unrelated risks. For credit default swaps within principal finance, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At September 30, 2011, the fair value of the Company’s assumed exposure in the form of credit default swaps was an unrealized loss of $1 million and the notional value was $13 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at September 30, 2011. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was a net unrealized loss of $1 million at September 30, 2011, and the notional value was comprised of $100 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At September 30, 2011, the combined fair values of the weather derivatives and the longevity total return swaps were an unrealized loss of $2 million, while their combined notional values were $154 million.

The Company has entered into certain commodity futures contracts (which are accounted for as derivative financial instruments). The Company uses commodity futures to hedge certain investments and to replicate the investment return on certain benchmarked commodities. The counterparties to the Company’s commodity futures contracts are all highly rated financial institutions, rated A- or better by Standard & Poor’s at September 30, 2011. The Company uses quoted market prices to estimate the fair value of these contracts. The fair value and the notional value of the commodity futures contracts was an unrealized loss of $6 million and $50 million, respectively, at September 30, 2011.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The fair value and notional value of the treasury note futures was a net unrealized loss of $5 million and a net short position of $2,576 million at September 30, 2011, respectively. The Company also uses equity futures to replicate equity investment positions. At September 30, 2011, the notional value of equity futures was a long position of $1 million and the fair value was insignificant.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. At September 30, 2011, the fair value of foreign exchange forward contracts was a net unrealized loss of $8 million and the fair value of foreign currency option contracts was an unrealized loss of $13 million.

At September 30, 2011, the Company’s strategic investments of $196 million (of which $188 million were included in Other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments, and other specialty asset classes.

The Company also had $7 million of other invested assets at September 30, 2011.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related Quota Share Retrocession Agreement, see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The composition of the investments underlying the funds held – directly managed account at September 30, 2011 is discussed below.

At September 30, 2011, approximately 98% of the fixed income securities underlying the funds held – directly managed account were publicly traded and all were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of the fixed income securities underlying the funds held – directly managed account was AA at September 30, 2011, comparable to December 31, 2010, and includes the impact of Standard & Poor’s decision in August 2011 related to the downgrade of U.S. government securities, as described above.

The average duration of the investments underlying the funds held – directly managed account was 2.9 years at September 30, 2011, compared to 3.1 years at December 31, 2010. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account decreased to 1.8% at September 30, 2011 from 2.4% at December 31, 2010 primarily due to the sale and maturity of higher yielding investments to finance the release of assets pursuant to the Endorsement (defined below) and to pay losses related to the run-off of the underlying reserves.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments underlying the funds held – directly managed account at September 30, 2011 were as follows (in millions of U.S. dollars):

September 30, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored entities	$254	$13	$—	$267
Non-U.S. sovereign government, supranational and government related	288	15	—	303
Corporate	521	14	(4)	531

Total fixed maturities	1,063	42	(4)	1,101
Short-term investments	35	—	—	35
Other invested assets	27	—	(9)	18

Total	$1,125	$42	$(13)	$1,154

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

The decrease in the fair value of the investments underlying the funds held – directly managed account of $389 million, from $1,543 million at December 31, 2010 to $1,154 million at September 30, 2011 is primarily related to the release of assets of approximately $358 million from the funds held – directly managed account to Partner Reinsurance Europe plc in February 2011 pursuant to an endorsement to the Quota Share Retrocession Agreement (the Endorsement) with Coliseé Re (See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10K for the year ended December 31, 2010). The decrease in the fair value of the investments underlying the funds held – directly managed account is also due to the sale and maturity of investments to pay losses related to the run-off of the underlying reserves.

In addition to the investments in the above table at September 30, 2011, the funds held – directly managed account included cash and cash equivalents of $135 million, other assets and liabilities of $17 million and accrued investment income of $17 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

U.S. government and government sponsored entities’ securities underlying the funds held – directly managed account are comprised of U.S. government agency securities and U.S. treasuries which accounted for 58% and 42% of this category at September 30, 2011, respectively. With the exception of investments totaling $148 million in U.S. government agency securities, which were rated AA, the remaining U.S. government agency securities and all of the U.S. treasuries are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

Non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Canadian government related obligations comprised 56% of this category, with investment grade non-U.S. government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 19%, 17% and 8%, respectively. Within the non-U.S. government agency obligations category, 99% related to France, Canada and Austria, and within the non-U.S. sovereign government obligations category, 92% related to France, Austria, Belgium and Germany. At September 30, 2011, 82% and 100% of this category were rated AA- or A- or better, respectively, by Standard & Poor’s (or estimated equivalent).

At September 30, 2011, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At September 30, 2011, the investments underlying the funds held – directly managed account included $52 million of investments in other EU sovereign governments, comprised of $22 million of French sovereign government obligations, $11 million of Austrian sovereign government obligations, $8 million of Belgian sovereign government obligations and $7 million of German sovereign government obligations, with no other EU sovereign government issuer comprising more than $2 million, or 4% of the total EU sovereign government obligations underlying the funds held – directly managed account.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At September 30, 2011, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 92% were rated A- or better. The ten largest issuers accounted for 22% of the corporate bonds underlying the funds held – directly managed account at September 30, 2011 and no single issuer accounted for more than 3% of corporate bonds underlying the funds held – directly managed account or more than 2% of the investments and cash underlying the funds held – directly managed account. U.S. and French bonds comprised 43% and 16%, respectively, of this category at September 30, 2011, and no other country accounted for more than 10% of this category. The main exposures of this category by economic sector were 47% in finance (26% were banks) and 14% in consumer noncyclical. At September 30, 2011, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 95% were rated A- or better.

At September 30, 2011, corporate bonds underlying the funds held – directly managed account (excluding government guaranteed corporate debt) included $137 million of corporate bonds issued by companies in the EU finance sector, including $66 million of French, $20 million of Dutch and $16 million of British corporate bonds. Of the remaining EU finance sector corporate bonds, no single country accounted for more than $12 million, or 5% of total finance sector corporate bonds underlying the funds held – directly managed account. At September 30, 2011, corporate bonds underlying the funds held – directly managed account included less than $28 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain). The decrease in the fair value of this category from $799 million at December 31, 2010 to $531 million at September 30, 2011, is primarily related to the release of assets related to the Endorsement described above.

Short-term investments underlying the funds held – directly managed account, are comprised of Canadian government and Canadian government related obligations which were rated A- or higher by Standard & Poor’s (or estimated equivalent) at September 30, 2011.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at September 30, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

September 30, 2011	Cost	Fair Value
One year or less	$202	$203
More than one year through five years	629	646
More than five years through ten years	242	260
More than ten years	25	27

Total	$1,098	$1,136

Rating Distribution

The following table provides a breakdown of the credit quality of fixed maturities and short-term investments underlying the funds held – directly managed account September 30, 2011:

Rating Category	% of total
AAA	23%
AA	50
A	23
BBB	4

Total	100%

The decrease in AAA rated fixed maturities and short-term investments underlying the funds held – directly managed account, from 45% at December 31, 2010 to 23% at September 30, 2011, and the corresponding increase in AA rated securities from 27% at December 31, 2010 to 50% at September 30, 2011, largely reflects the downgrade of U.S. government securities, as described above. The overall average credit quality of the fixed maturities and short-term investments underlying the funds held – directly managed account at September 30, 2011 and December 31, 2010 remained AA.

Funds Held by Reinsured Companies (Cedants)

Funds held by reinsured companies at September 30, 2011 have not changed significantly since December 31, 2010, other than a decrease of approximately $131 million related to the restructuring of a longevity treaty from a funds held basis to a swap basis (see Policy Benefits for Life and Annuity Contracts below). See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2011. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits above and in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information concerning losses and loss expenses.

At September 30, 2011 and December 31, 2010, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $11,353 million and $10,667 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,993 million and $10,318 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at September 30, 2011 include $1,085 million of reserves guaranteed by Colisée Re under the Reserve Agreement (see Summary of certain agreements between AXA SA, Colisée Re and Paris Re in Item 1 of Part I and Note 9 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2011 (in millions of U.S. dollars):

For the nine months ended September 30, 2011
Net liability at December 31, 2010	$10,318
Net incurred losses related to:
Current year	3,303
Prior years	(479)

2,824
Change in Paris Re reserve agreement	(43)
Net paid losses	(2,205)
Effects of foreign exchange rate changes	99

Net liability at September 30, 2011	$10,993

The Non-life ratio of paid losses to net premiums earned was 77%, while the Non-life ratio of paid losses to incurred losses was 78% for the nine months ended September 30, 2011, compared to 64% and 97%, respectively, for the same period of 2010. The increase in the Non-life ratio of paid losses to net premiums earned for the nine months ended September 30, 2011 was primarily due to the relatively higher level of paid losses in the nine months ended September 30, 2011 compared to the same period in 2010. The higher level of paid losses was driven by loss payments related to the Japan Earthquake and other large catastrophic events and was partially offset by the annual settlement of the 2010 agricultural business in our North America sub-segment (which was significantly lower than the 2009 annual settlement paid in the same period of 2010). The increase in the Non-life ratio of paid losses to net premiums earned was also due, to a lesser extent, to the lower net premiums earned in the nine months ended September 30, 2011 compared to the same period of 2010. The decrease in the Non-life ratio of paid losses to incurred losses is primarily due to a higher level of incurred losses in the nine months ended September 30, 2011 compared to the same period of 2010, which was related to the significant increase in the level of large catastrophic losses (as described in Results by Segment above) and was partially offset by the higher level of paid losses described above.

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters.

The Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its loss estimates related to the Japan Earthquake and the ultimate losses arising from this event may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses related to the 2011 catastrophic events will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

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

Policy Benefits for Life and Annuity Contracts

At September 30, 2011 and December 31, 2010, the Company recorded gross policy benefits for life and annuity contracts of $1,678 million and $1,750 million, respectively, and net policy benefits for life and annuity contracts of $1,668 million and $1,736 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the nine months ended September 30, 2011 (in millions of U.S. dollars):

For the nine months ended September 30, 2011
Net liability at December 31, 2010	$1,736
Net incurred losses related to:
Current year	475
Prior years	4

479
Net policy benefits restructured by a cedant	(131)
Net paid losses	(434)
Effects of foreign exchange rate changes	18

Net liability at September 30, 2011	$1,668

The decrease in net policy benefits for life and annuity contracts of $68 million from December 31, 2010 to September 30, 2011 is primarily due to net paid losses and the restructuring of a longevity treaty from a funds held basis to a swap basis, which were partially offset by incurred losses.

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

Other than the Series E preferred shares, contractual obligations at September 30, 2011 have not changed materially compared to December 31, 2010.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.7 billion at September 30, 2011, a 7% decrease compared to $7.2 billion at December 31, 2010. The major factors contributing to the decrease in shareholders’ equity in the nine months ended September 30, 2011 were:

•	a net loss of $503 million;

•

a net decrease of $197 million, due to the repurchase of common shares of $227 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $30 million;

•	dividends declared of $150 million related to both the Company’s common and preferred shares; and

•

a decrease of $11 million in the currency translation adjustment, resulting primarily from the translation of the financial statements of the Company’s foreign subsidiaries and branches into the U.S. dollar; partially offset by

•

net proceeds of $362 million, after underwriting discounts, commissions and other related expenses of $12 million, related to the issuance of the Series E preferred shares (see Note 6 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report and Contractual Obligations and Commitments above).

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net loss for the nine months ended September 30, 2011.

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

Management uses growth in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share decreased by 9% to $85.26 at September 30, 2011 from $93.77 at December 31, 2010, primarily due to the comprehensive loss of $515 million, which was driven by the net loss of $503 million, resulting primarily from significant catastrophic losses (see Review of Net Income (Loss)). See Key Financial Measures for further discussion.

The table below sets forth the capital structure of the Company at September 30, 2011 and December 31, 2010 (in millions of U.S. dollars):

	September 30, 2011		December 31, 2010
Capital Structure:
Senior notes(1)	$750	10%	$750	9%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	894	12	520	7
Common shareholders’ equity	5,814	77	6,687	83

Total Capital	$7,521	100%	$8,020	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.

The decrease in total capital during the nine months ended September 30, 2011 was related to the decrease in shareholders’ equity described above.

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

During the nine months ended September 30, 2011, the Company repurchased, under its authorized share repurchase program, 2.8 million of its common shares at a total cost of approximately $227 million, representing an average cost of $81.41 per share. At September 30, 2011, the Company had approximately 3.7 million common shares remaining under its current share repurchase authorization and approximately 16.8 million common shares were held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

The Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2011.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.1 billion at September 30, 2011 compared to $2.1 billion at December 31, 2010. The decrease in cash and cash equivalents during the nine months ended September 30, 2011 was primarily due to loss payments related to the Japan Earthquake and other large catastrophic losses, as well as the investment of a portion of the cash and cash equivalents into the Company’s fixed maturity portfolio.

Cash flows from operations for the nine months ended September 30, 2011 decreased to $584 million from $912 million in the same period in 2010. The decrease in cash flows from operations in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to lower underwriting cash flows, as well as, lower net investment cash flows, which were partially offset by lower taxes and foreign exchange. The lower underwriting cash flows primarily reflect loss payments related to the Japan Earthquake and other catastrophic events and a lower level of premiums received, which is driven by the decrease in gross and net premiums written (as discussed in Overview and Results by Segment above). These decreases in underwriting cash flows were partially offset by cash received related to the release of assets from the funds held – directly managed account to Partner Reinsurance Europe plc pursuant to the Endorsement (see Funds Held – Directly Managed above).

Net cash used in financing activities in the nine months ended September 30, 2011 was $19 million compared to $510 million in the nine months ended September 30, 2010. Net cash used in financing activities in the nine months ended September 30, 2011 was primarily related to the Company’s share repurchases and dividend payments on common and preferred shares, which were partially offset by the net proceeds of $362 million related to the issuance of the Series E preferred shares.

Net cash used in investing activities in the nine months ended September 30, 2011 was $1.6 billion compared to net cash provided by investing activities of $326 million in the same period of 2010. The cash used in the nine months ended September 30, 2011 reflects the investment of net cash provided by operations, the investment of a portion of the cash and cash equivalents into the Company’s fixed maturity portfolio and the investment of the proceeds related to the issuance of the Series E Preferred Shares (see Investments above).

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $16.9 billion at September 30, 2011, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.8 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its claims paying obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted.

On June 2, 2011, Fitch downgraded the Company’s financial strength rating to AA- from AA following the significant catastrophe losses incurred in 2011 and given Fitch’s view that the Company’s earnings profile includes variability that is modestly greater than previously considered within the rating. The Company’s other financial strength ratings at September 30, 2011 have not changed since December 31, 2010 and our current financial strength ratings are:

Standard & Poor’s	AA-
Moody’s	Aa3
A.M. Best	A+
Fitch	AA-

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. The Company’s credit facilities at September 30, 2011 have not changed significantly since December 31, 2010. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at September 30, 2011 have not changed significantly since December 31, 2010. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Currency

See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months and nine months ended September 30, 2011 and 2010.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $11 million during the nine months ended September 30, 2011 due to the impact of foreign exchange fluctuations on the Company’s net asset exposure to currencies other than the U.S. dollar.

The following table provides a reconciliation of the currency translation adjustment for the nine months ended September 30, 2011 (in millions of U.S. dollars):

For the nine months ended September 30, 2011
Currency translation adjustment at December 31, 2010	$16
Change in currency translation adjustment included in accumulated other comprehensive loss	(11)

Currency translation adjustment at September 30, 2011	$5

From time to time, the Company enters into net investment hedges. At September 30, 2011, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion of market risks at September 30, 2011 focuses only on material changes from December 31, 2010 in the Company’s market risk exposures, or how those exposures are managed.

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

At September 30, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$16,550	6%	$16,088	3%	$15,626	$15,164	(3)%	$14,702	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	1,345	6	1,308	3	1,271	1,234	(3)	1,197	(6)
Total invested assets(3)	19,366	5	18,867	3	18,368	17,869	(3)	17,370	(5)
Shareholders’ equity	7,706	15	7,207	7	6,708	6,209	(7)	5,710	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

There was no material change in the impact of an immediate change in interest rates of 100 basis points on the Company’s total invested assets and shareholders’ equity at September 30, 2011 compared to December 31, 2010.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the value reported in the Unaudited Condensed Consolidated Balance Sheets. At September 30, 2011, the carrying value and fair value of the Series E preferred shares that the Company issued in June 2011, was $374 million and $380 million (based on quoted market prices), respectively. The fair value of the Company’s other outstanding debt obligations and preferred securities, has not changed materially compared to December 31, 2010. For additional information related to the Company’s debt obligations, see Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report and Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For additional information related to the Company’s Series E preferred shares, see Shareholders’ Equity and Capital Resources Management.

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

At September 30, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$16,382	5%	$16,004	2%	$15,626	$15,248	(2)%	$14,870	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	1,327	4	1,299	2	1,271	1,243	(2)	1,215	(4)
Total invested assets(3)	19,180	4	18,774	2	18,368	17,962	(2)	17,556	(4)
Shareholders’ equity	7,520	12	7,114	6	6,708	6,302	(6)	5,896	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

There was no material change in the impact of an immediate change in credit spreads of 100 basis points on the Company’s total invested assets and shareholders’ equity at September 30, 2011 compared to December 31, 2010.

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

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at September 30, 2011 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total(1)
Total assets	$5,364	$1,045	$1,292	$77	$272	$615	$8,665
Total liabilities	(4,659)	(769)	(799)	(281)	(41)	(2,060)	(8,609)

Total gross foreign currency exposure	705	276	493	(204)	231	(1,445)	56
Total derivative amount	(640)	(287)	25	191	(130)	1,324	483

Net foreign currency exposure	65	(11)	518	(13)	101	(121)	539

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at September 30, 2011.

The above numbers include the Company’s investment in PartnerRe Holdings Europe plc, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $54 million and $108 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At September 30, 2011, approximately 27% of the Company’s fixed income portfolio (including the funds held – directly managed account and funds holding fixed income securities) was rated AAA (or equivalent rating). The decline in the percentage of the Company’s fixed income portfolio rated AAA from 50% at December 31, 2010 to 27% largely reflects Standard & Poor’s decision in August 2011 to downgrade, from AAA to AA+, U.S. government securities and other securities that carry either an explicit or an implicit guarantee of the U.S. government, as discussed in Financial Condition, Liquidity and Capital Resources—Investments above. At September 30, 2011, approximately 83% the Company’s fixed income portfolio (including the funds held – directly managed account and funds holding fixed income securities) was rated A- or better and 6% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S., French and German governments which are rated AA+, AAA and AAA, respectively (see Financial Condition, Liquidity and Capital Resources Management—Investments). In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 19% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 22%, respectively, of total corporate fixed income securities underlying the funds held – directly managed account at September 30, 2011.

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

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $759 million, excluding funds holding fixed income securities of $242 million) at September 30, 2011. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.03 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at September 30, 2011 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	September 30, 2011	10% Increase	% Change	20% Increase	% Change
Equities(1)	$603	(21)%	$681	(10)%	$759	$837	10%	$915	21%
Total invested assets(2)	18,212	(1)	18,290	—	18,368	18,446	—	18,524	1
Shareholders’ equity	6,552	(2)	6,630	(1)	6,708	6,786	1	6,864	2

(1)	Excludes funds holding fixed income securities of $242 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

The absolute impact of a 10% change in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity decreased to $78 million at September 30, 2011 compared to $114 million at December 31, 2010, as a result of the decrease in the fair value of the equity portfolio, excluding funds holding fixed income securities, to $759 million at September 30, 2011 from $1,031 million at December 31, 2010. There was no material change in the percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s total invested assets and shareholders’ equity at September 30, 2011 compared to December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2011, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at September 30, 2011 compared to December 31, 2010. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table provides information about purchases by the Company during the three months ended September 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
7/01/2011-7/31/2011	—	$—	—	3,732,807
8/01/2011-8/31/2011	—	—	—	3,732,807
9/01/2011-9/30/2011	—	—	—	3,732,807

Total	—	$—	—

(1)	In December 2010, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 7 million common shares, which replaced the prior authorization of 7 million common shares approved in September 2010. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At September 30, 2011, approximately 16.8 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 79.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis

Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2011

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock

Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of September 1, 2010.

10.2	Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 1, 2010.

10.3	Employment Agreement between PartnerRe Capital Markets Corporation and Marvin Pestcoe, effective as of October 1, 2010.

10.4	Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of January 1, 2011.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2011 and 2010; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.