Form 10-K
period 2011-12-31
PARTNERRE LTD
filed 2012-02-24
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-14536

PartnerRe Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 par value	New York Stock Exchange, NYSE Euronext Paris, Bermuda Stock Exchange
6.75% Series C Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
6.50% Series D Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
7.25% Series E Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of most recently completed second fiscal quarter (June 30, 2011) was $4,654,659,330 based on the closing sales price of the registrant’s common shares of $68.85 on that date.

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 17, 2012 was 65,392,803.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s Annual General Meeting of Shareholders scheduled to be held May 16, 2012 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PartnerRe Ltd. has made statements under the captions Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly under the captions “2012 Outlook” (or similarly captioned sections) and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors described under the caption entitled Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors.

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

General

PartnerRe Ltd. (the Company, PartnerRe or we), incorporated in Bermuda in August 1993, is the ultimate holding company for our international reinsurance group. The Company provides reinsurance on a worldwide basis through its wholly owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe plc (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines and mortality, longevity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

In 1997, recognizing the limits of a continued monoline strategy, the Company shifted its strategic focus to become a leading multiline reinsurer. In July 1997, the Company completed the acquisition of SAFR (subsequently renamed PartnerRe SA), a well-established global professional reinsurer based in Paris. In December 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Re, further enhancing the Company’s expansion strategy.

In December 2009, the Company completed the acquisition of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based holding company and its operating subsidiaries. The Consolidated Statements of Operations and Cash Flows include the results of Paris Re for the period from October 2, 2009, the date of acquisition of the controlling interest (Acquisition Date). This acquisition provided the Company with enhanced strategic and financial flexibility in a less predictable and more limited growth environment.

Business Strategy

The Company assumes and manages global re/insurance and capital markets risks. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for absolute certainty of claims payment with its shareholders’ need for an appropriate return on their capital. Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) and compound annual growth rate in diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) are two of the key metrics used by Management to measure the Company’s results. Consequently, the Company has set a goal of an average 13% Operating ROE over a reinsurance cycle and a compound annual growth rate of 10% in Diluted Book Value per Share after the payment of dividends over a reinsurance cycle. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the key measures, used by the Company to evaluate its financial performance, including definitions and basis of calculation.

The Company has adopted the following five-point strategy:

We are diversified across products and insurance markets: PartnerRe writes most lines of reinsurance business in approximately 150 countries worldwide and is open to assuming reinsurance-like risks to further diversify its portfolio. Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to risk worldwide and reduces the overall volatility of results. Diversification is also the cornerstone of the Company’s risk management approach. The reinsurance business is cyclical, but reinsurance cycles by line of business and by geography are rarely synchronized.

We have an appetite for risk provided it helps us deliver superior risk-adjusted returns: PartnerRe is in the business of assuming risk for appropriate return. The Company’s products address accumulation risks, complex coverage issues and large exposures faced by clients. The Company’s book of business is focused on severity lines of business such as casualty, catastrophe, specialized property and aviation. The Company is willing to assume such above average risk, but only if the pricing implies significantly above average risk-adjusted returns. The Company’s diversification enables it to assume risks that are individually large for our clients, but are more easily diversified within PartnerRe’s portfolio. The Company also writes frequency lines of business such as property, motor and life, which have historically provided modestly lower levels of returns with less volatility.

We manage our capital to optimize long-term returns while maintaining an appropriate risk profile: PartnerRe’s business is cyclical and the Company responds to that reality. The Company seeks to manage its capital to optimize shareholder returns over the reinsurance cycle, but it will not unbalance the portfolio by writing only the business that offers the highest return at any point in time. In order to manage capital appropriately across a portfolio and over a reinsurance cycle, the Company believes two things are critical: an appropriate and common measure of risk-adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or by returning capital to shareholders. To achieve effective and efficient capital allocation, the Company focuses on Operating ROE, supported by strong actuarial and financial analysis.

We create value through superior risk evaluation and intelligent portfolio and relationship management: The Company’s technical underwriting, actuarial and portfolio management skills enable the Company to create value by evaluating, valuing and underwriting risk. The company focuses on overall portfolio profitability. The aim is not to select a few highly profitable transactions in any year, but to build sustainable portfolios that can deliver superior returns over several years.

We enhance overall returns through our invested assets in the context of a risk framework appropriate for a reinsurance organization: Strong underwriting must be complemented with prudent financial management, careful reserving and superior asset management in order to achieve the Company’s targeted returns. When selecting asset strategies, the Company’s priority is to support the reinsurance operations. The Company is willing to take some additional risk on its assets if it helps us generate extra return, but this risk-taking will never put at risk its reinsurance operation. The Company’s principal business is the assumption of insurance risk. We will not use insurance or reinsurance as a means of raising funds to pursue other goals.

Reinsurance Operations

General

The Company provides reinsurance for its clients in approximately 150 countries around the world. Through its branches and subsidiaries, the Company provides reinsurance of non-life and life risks to ceding companies (primary insurers, cedants or reinsureds) on either a proportional or non-proportional basis through treaties or facultative reinsurance. The Company’s offices are located in Beijing, Hamilton (Bermuda), Dublin, Greenwich (Connecticut), Hong Kong, Labuan, Mexico City, Miami, Montreal, New York, Paris, Santiago, Sao Paulo, Seoul, Singapore, Tokyo, Toronto, Washington, D.C., Zug and Zurich.

In a proportional (or quota share) treaty reinsurance agreement, the reinsurer assumes a proportional share of the original premiums and losses incurred by the cedant. The reinsurer pays the ceding company a commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit.

In a non-proportional (or excess of loss) treaty reinsurance agreement the reinsurer indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a retention or attachment point. Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a program and is typically placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the upper limit of the program reverts to the ceding company.

In a facultative (proportional or non-proportional) reinsurance agreement the reinsurer assumes individual risks. The reinsurer separately rates and underwrites each risk rather than assuming all or a portion of a class of risks as in the case of treaty reinsurance.

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. Segments and the sub-segments of the Company’s Non-life segment represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. The composition of the Non-life and Life segments is described in more detail below. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

The following table summarizes the Company’s gross premiums written by segment for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars):

	2011	2010	2009
Non-life segment	$3,831	$4,132	$3,398
Life segment	790	749	595
Corporate and Other segment	12	4	8

Total	$4,633	$4,885	$4,001

The Company’s Non-life and Life business is geographically diversified with premiums being written on a world-wide basis. See Note 22 to Consolidated Financial Statements in Item 8 of Part II of this report for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.

Non-life Segment

The Non-life segment is divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. The North America sub-segment includes agriculture, casualty, motor, multiline, property, surety and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the United States. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business.

The following table summarizes the gross premiums written in each of the Company’s Non-life sub-segments for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars and as a percentage of the total gross premiums written in the Company’s Non-life segment):

Non-life sub-segment	2011		2010		2009
North America	$1,104	29%	$1,028	25%	$1,162	34%
Global (Non-U.S.) P&C	682	18	909	22	677	20
Global (Non-U.S.) Specialty	1,446	38	1,479	36	1,159	34
Catastrophe	599	15	716	17	400	12

Total	$3,831	100%	$4,132	100%	$3,398	100%

The gross premiums written in each Non-life sub-segment for the years ended December 31, 2011, 2010 and 2009, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.

Lines of Business

The following table summarizes the gross premiums written by line of business in the Company’s Non-life segment for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars and as a percentage of the total gross premiums written in the Company’s Non-life segment):

Line of business	2011		2010		2009
Property and casualty
Casualty	$510	13%	$519	13%	$506	15%
Property	676	18	862	21	714	21
Motor	229	6	311	7	249	7
Multiline and other	71	2	73	2	72	2
Specialty
Agriculture	292	8	180	4	305	9
Aviation/Space	235	6	241	6	198	6
Catastrophe	599	15	716	17	400	12
Credit/Surety	326	8	292	7	234	7
Energy	115	3	113	3	107	3
Engineering	189	5	192	5	212	6
Marine	334	9	330	8	200	6
Specialty casualty	108	3	172	4	129	4
Specialty property	147	4	131	3	72	2

Total Non-life segment	$3,831	100%	$4,132	100%	$3,398	100%

The following discussion summarizes the business written in each line of business in the Company’s Non-life segment.

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

Catastrophe—The Company provides property catastrophe reinsurance protection, written primarily on a non-proportional basis, against the accumulation of losses caused by windstorm, earthquake, tornado, tropical cyclone, flood or by any other natural hazard that is covered under a comprehensive property policy. Through the use of underwriting tools based on proprietary computer models developed by its research team, the Company combines natural science with highly professional underwriting skills in order to offer capacity at a price commensurate with the risk.

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

Property—Property business provides reinsurance coverage to insurers for property damage or business interruption losses resulting from fires, catastrophes and other perils covered in industrial and commercial property and homeowners’ policies and is written on both a proportional and non-proportional basis. The Company’s most significant exposure is typically to losses from windstorm, tornado and earthquake, although the Company is exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. The Company’s predominant exposure under these property coverages is to property damage. However, other risks, including business interruption and other non-property losses may also be covered under a property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company’s property reinsurance treaties generally exclude certain risks such as war, nuclear, biological and chemical contamination, radiation and environmental pollution.

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

Distribution

The Company’s Non-life business is produced both through brokers and through direct relationships with insurance companies. In North America, business is primarily written through brokers, while in the rest of the world, the business is written on both a direct and broker basis.

For the year ended December 31, 2011, the Company had two brokers that individually accounted for 10% or more of its total Non-life gross premiums written. The Aon Group (including the Benfield Group) accounted for approximately 28% of total Non-life gross premiums written, while Marsh (including Guy Carpenter) accounted for approximately 25% of total Non-life gross premiums written. The following table summarizes the combined percentage of gross premiums written through these two brokers by Non-life sub-segment for the year ended December 31, 2011:

Non-life sub-segment	2011
North America	64%
Global (Non-U.S.) P&C	29
Global (Non-U.S.) Specialty	43
Catastrophe	81

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

The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, and reinsurance departments of certain primary insurance companies. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies, as well as specialty reinsurers and regional companies in certain local markets. These competitors include, but are not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR, Transatlantic and reinsurance operations of certain primary insurance companies, such as Arch Capital, Axis Capital and XL Group.

Management believes the Company ranks among the world’s largest professional reinsurers and is well positioned in terms of client services and underwriting expertise. Furthermore, the Company’s capitalization and strong financial ratios allow the Company to offer security to its clients.

Life Segment

Lines of Business

The Company’s Life segment includes the mortality, longevity and health lines of business written primarily in the United Kingdom (U.K.), Ireland and France. The Company does not write any new life business in the U.S. The following table summarizes the gross premiums written by line of business in the Company’s Life segment for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars as a percentage of the total gross premiums written in the Company’s Life segment):

Line of business	2011		2010		2009
Mortality	$566	72%	$524	70%	$480	80%
Longevity	203	25	205	27	93	16
Health	21	3	20	3	22	4

Total Life segment	$790	100%	$749	100%	$595	100%

The gross premiums written in the Life segment for the years ended December 31, 2011, 2010 and 2009, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.

The following discussion summarizes the business written in the Company’s Life segment by line of business.

Mortality—The Company provides reinsurance coverage to primary life insurers and pension funds to protect against individual and group mortality and disability risks. Mortality business is written primarily on a proportional basis through treaty agreements. Mortality business is subdivided into death and disability covers (with various riders) primarily written in Continental Europe, term assurance and critical illness (TCI) primarily written in the U.K. and Ireland, and guaranteed minimum death benefit (GMDB) primarily written in Continental Europe. The Company also writes certain treaties on a non-proportional basis, primarily in France.

Longevity—The Company provides reinsurance coverage to employer sponsored pension schemes and primary life insurers who issue annuity contracts offering long-term retirement benefits to consumers, who seek protection against outliving their financial resources. Longevity business is written on a long term, proportional basis primarily in the U.K. The Company’s longevity portfolio is subdivided into standard and non-standard annuities. The non-standard annuities are annuities sold to consumers with aggravated health conditions and are usually medically underwritten on an individual basis. The main risk the Company is exposed to by writing longevity business is an increase in the future life span of the insured compared to the expected life span.

Health—The Company provides reinsurance coverage to primary life insurers with respect to individual and group health risks.

Other than gross premiums written, Management uses the following metrics to measure the growth of the Company’s mortality and longevity business.

For the mortality book of business, Management uses reinsurance business in force as a growth measure. Reinsurance business in force reflects the addition or acquisition of new mortality business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercises of recapture option by cedants), changes in foreign exchange, and any other changes in the amount of insurance in force. The term “in force” refers to the aggregate insurance policy face amounts, or net amounts at risk. The net assumed business in force for the mortality line of business, including health, was $198 billion, $191 billion and $203 billion at December 31, 2011, 2010 and 2009, respectively. The increase in business in force to $198 billion at December 31, 2011 from $191 billion at December 31, 2010 was primarily driven by TCI business written in the U.K. The decrease in business in force from $203 billion at December 31, 2009 to $191 billion at December 31, 2010 was primarily due to the weakening of the euro against the U.S. dollar and a decrease in the sum at risk related to term assurance business.

For the longevity book of business, Management uses net present value of expected future benefits as a growth measure. The net present value of expected future annuity payments related to the Company’s longevity business (assuming a 4% discount rate) was $3,595 million, $2,932 million and $832 million at December 31, 2011, 2010 and 2009, respectively. The increase in net present value of expected future annuity payments from $832 million at December 31, 2009 to $2,932 million at December 31, 2010 and to $3,595 million at December 31, 2011 was primarily due to new standard annuity business written.

Distribution

The Company’s Life business is produced both through brokers and through direct relationships with insurance companies. For the year ended December 31, 2011, one cedant accounted for 13% of the Life segment’s total gross premiums written and one broker, the Aon Group (including the Benfield Group), accounted for 16% of the Life segment’s total gross premiums written. No other cedant or broker contributed more than 10% of the Life segment’s total gross premiums written.

Competition

The Company’s competition differs by location but generally includes multi-national reinsurers and local reinsurers or state-owned insurers in the U.K., Ireland and Continental Europe.

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

Non-life Reserves

At December 31, 2011 and 2010, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $11,273 million and $10,667 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,920 million and $10,318 million, respectively.

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars):

	2011	2010	2009
Net liability at beginning of year	$10,318	$10,475	$7,385
Net liability acquired related to Paris Re	—	—	3,176
Net incurred losses related to:
Current year	4,252	3,138	2,341
Prior years	(530)	(478)	(486)

	3,722	2,660	1,855
Change in Paris Re Reserve Agreement	(61)	(67)	(32)
Net paid losses	(2,991)	(2,579)	(2,044)
Effects of foreign exchange rate changes	(68)	(171)	135

Net liability at end of year	$10,920	$10,318	$10,475

The increase in net Non-life reserves for unpaid losses and loss expenses from $10,318 million at December 31, 2010 to $10,920 million at December 31, 2011 primarily reflects an increase in current year net incurred losses, which is partially offset by an increase in net paid losses. Both the increase in the current year net incurred losses and net paid losses during the year ended December 31, 2011 related to the impact of the catastrophic events during 2011.

The following table summarizes the net incurred losses for the year ended December 31, 2011 relating to the current and prior accident years by sub-segment for the Company’s Non-life operations (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment (1)
Net incurred losses related to:
Current year	$930	$683	$1,079	$1,555	$4,247
Net prior years favorable reserve development	(189)	(116)	(129)	(96)	(530)

Total net incurred losses	$741	$567	$950	$1,459	$3,717

(1)	In addition to the current year net incurred losses in the Non-life segment of $4,247 million were current year net incurred losses related to the Corporate and Other segment, resulting in total net incurred losses of $3,722 million.

The net favorable development on prior accident years of $530 million for the year ended December 31, 2011 primarily resulted from favorable loss emergence, as losses reported by cedants were lower than expected. The most significant drivers of the Non-life net favorable prior year reserve development during the year ended December 31, 2011 were the casualty line of business in the Company’s North America sub-segment and the Catastrophe sub-segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of net prior year reserve development by sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year reserve development by reserving lines for the Company’s Non-life operations.

Reserve Agreement

On December 21, 2006, Colisée Re (formerly known as AXA RE), a subsidiary of AXA SA (AXA) transferred substantially all of its assets and liabilities, other than specified reinsurance and retrocession agreements and certain other excluded assets and liabilities, to PARIS RE Holdings SA’s French operating subsidiary Paris Re France (AXA Transfer)(Paris Re France). The AXA Transfer was immediately followed by the acquisition by Paris Re of all the outstanding capital stock of Paris Re France (AXA Acquisition). In connection with the AXA Acquisition, AXA, Colisée Re and Paris Re entered into various agreements (2006 Acquisition Agreements).

On the closing of the AXA Acquisition, AXA, Colisée Re and Paris Re France entered into a reserve agreement (Reserve Agreement). The Reserve Agreement provides that AXA and Colisée Re shall guarantee reserves in respect of Paris Re France and subsidiaries acquired in the AXA Acquisition. The Reserve Agreement covers losses incurred prior to December 31, 2005, including any adverse development in respect thereof, by the subsidiaries of Colisée Re transferred to Paris Re France as part of the 2006 Acquisition Agreements, in respect of reinsurance policies issued or renewed, and in respect of which premiums were earned, on or prior to December 31, 2005 (but excluding any amendments thereto effected after the closing of the 2006 Acquisition Agreements).

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

On October 1, 2010, PartnerRe Europe and Paris Re France effected a cross border merger whereby all the assets and liabilities of Paris Re France were transferred to PartnerRe Europe, including the agreements between Paris Re France and Colisée Re.

Changes in Non-life Reserves

The below table shows the gross, retroceded and net reserves for unpaid losses and loss expenses for the Company’s Non-life business, and the portion of the gross, retroceded and net reserves that relates to the reserves subject to the Reserve Agreement (Guaranteed Reserves), as of December 31, 2011 and 2010 (in thousands of U.S. dollars):

	2011	2010
Gross reserves	$11,273,091	$10,666,604
Less: Guaranteed Reserves	1,038,800	1,287,576

Gross reserves, excluding Guaranteed Reserves	10,234,291	9,379,028
Retroceded reserves	353,105	348,747
Less: Guaranteed Reserves	27,264	48,099

Retroceded reserves, excluding Guaranteed Reserves	325,841	300,648
Net reserves	$10,919,986	$10,317,857
Net reserves, excluding Guaranteed Reserves	$9,908,450	$9,078,380

The below table is a reconciliation of the net paid losses related to prior years and the net paid losses related to prior years, excluding the paid losses for the Guaranteed Reserves, for the years ended December 31, 2011 and 2010 (in thousands of U.S. dollars):

	2011	2010
Net paid losses related to prior years	$2,060,152	$2,267,765
Less: net paid losses on Guaranteed Reserves	136,885	148,191

Net paid losses related to prior years, excluding Guaranteed Reserves	$1,923,267	$2,119,574

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

The lower section of the table shows the portion of the initial year-end net reserves, excluding Guaranteed Reserves, that were paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future. Claims paid are converted to U.S. dollars at the average foreign exchange rates during the year of payment and are not revalued at the current year foreign exchange rates. Because claims paid in prior years are not revalued at the current year’s foreign exchange rates, the difference between the cumulative claims paid at the end of any given year and the immediately previous year represents the claims paid during the year.

Development of Loss and Loss Expense Reserves (Excluding Guaranteed Reserves subject to the Reserve Agreement)

(in thousands of U.S. dollars)

	2001	2002	2003	2004	2005	2006	2007	2008	2009 (1)	2010	2011
Gross liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$9,248,529	$9,379,028	$10,234,291
Retroceded liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	214,891	217,777	175,685	153,018	185,280	138,585	132,479	125,215	270,938	300,648	325,841

Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	3,035,309	3,806,231	4,688,964	5,006,767	6,602,832	6,715,107	6,343,714	7,076,796	8,354,221	8,414,074
Two years later	3,310,898	3,975,926	4,301,161	5,044,922	6,618,112	6,165,297	6,009,194	6,686,926	7,635,157
Three years later	3,456,250	3,781,574	4,373,992	5,092,289	6,168,445	5,897,044	5,674,509	6,351,663
Four years later	3,326,527	3,894,500	4,494,182	4,845,644	6,002,031	5,645,132	5,409,460
Five years later	3,433,887	4,019,813	4,315,702	4,731,856	5,802,799	5,436,353
Six years later	3,528,665	3,918,380	4,264,865	4,595,232	5,627,952
Seven years later	3,445,844	3,894,155	4,171,108	4,467,678
Eight years later	3,446,683	3,822,959	4,091,315
Nine years later	3,394,936	3,762,561
Ten years later	3,347,058
Cumulative net (deficiency) redundancy	$(556,321)	$(321,922)	$488,059	$1,145,933	$924,429	$1,295,847	$1,689,497	$1,033,788	$1,342,434	$664,306
Cumulative amount of net liability paid through:
One year later	$923,165	$1,126,882	$1,120,756	$1,250,534	$1,718,996	$1,473,964	$1,340,788	$1,716,798	$2,119,574	$1,923,267
Two years later	1,391,301	1,713,953	1,573,312	1,821,773	2,482,695	2,116,025	1,971,376	2,448,950	2,974,304
Three years later	1,740,277	1,993,947	1,948,203	2,207,692	2,948,837	2,581,022	2,470,068	2,991,497
Four years later	1,924,833	2,248,980	2,219,506	2,511,446	3,273,808	2,932,356	2,818,018
Five years later	2,086,252	2,433,223	2,439,361	2,721,266	3,534,003	3,183,573
Six years later	2,215,412	2,580,225	2,589,798	2,898,779	3,713,402
Seven years later	2,314,918	2,694,079	2,717,665	3,043,151
Eight years later	2,397,806	2,779,632	2,820,421
Nine years later	2,463,518	2,860,940
Ten years later	2,526,523

(1)	Paris Re’s liability for unpaid losses and loss expenses is included as of December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired. Accordingly, the reserve development (net liability for unpaid losses and loss expenses at the end of the year, as originally estimated, less net liability for unpaid losses and loss expenses re-estimated as of subsequent years) for years prior to 2009 relates only to losses recorded by PartnerRe and subsidiaries not acquired in the Paris Re acquisition.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves as of December 31, 2011 provided above (in thousands of U.S. dollars):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Reconciliation of gross reserves:
Gross liability re-estimated, excluding Guaranteed Reserves	$3,576,494	$3,972,526	$4,230,780	$4,572,597	$5,799,072	$5,539,485	$5,497,851	$6,460,164	$7,858,775	$8,688,790
Re-estimated retroceded liability, excluding Guaranteed Reserves	229,436	209,965	139,465	104,919	171,120	103,132	88,391	108,501	223,618	274,716

Net liability re-estimated, excluding Guaranteed Reserves	$3,347,058	$3,762,561	$4,091,315	$4,467,678	$5,627,952	$5,436,353	$5,409,460	$6,351,663	$7,635,157	$8,414,074

Cumulative gross (deficiency) redundancy	$(570,866)	$(314,110)	$524,279	$1,194,032	$938,589	$1,331,300	$1,733,585	$1,050,502	$1,389,754	$690,238

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar, Japanese Yen and Australian dollar. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative (deficiency) redundancy in net reserves and in some years can be the principal component. The following table provides the amount of foreign exchange included in the cumulative net (deficiency) redundancy reported above as well as the net (deficiency) redundancy excluding the impact of foreign exchange movements on net reserves (in thousands of U.S. dollars):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Cumulative net (deficiency) redundancy	$(556,321)	$(321,922)	$488,059	$1,145,933	$924,429	$1,295,847	$1,689,497	$1,033,788	$1,342,434	$664,306
Less: Cumulative net (deficiency) redundancy due to foreign exchange	(467,797)	(425,275)	(189,424)	136,344	(395,835)	(157,467)	328,564	(51,288)	121,138	133,849

Cumulative net (deficiency) redundancy excluding the impact of foreign exchange	$(88,524)	$103,353	$677,483	$1,009,589	$1,320,264	$1,453,314	$1,360,933	$1,085,076	$1,221,296	$530,457

Movements in foreign exchange rates between accounting periods have typically resulted in significant variations in the loss reserves of the Company as the U.S. dollar, the Company’s reporting currency, appreciated/depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves, or enters into derivative foreign exchange contracts, with the intent of matching the foreign exchange movements on its assets and liabilities. See Quantitative and Qualitative Disclosures about Market Risk contained in Item 7A of Part II of this report for a more detailed discussion of the foreign currency risk of the Company’s assets and liabilities.

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

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	2,846,855	3,496,102	4,440,338	5,382,101	6,300,633	6,318,157	6,681,021	6,899,642	8,499,708	8,547,923
Two years later	2,921,908	3,513,647	4,298,493	5,232,707	6,023,025	6,014,782	6,222,150	6,597,688	7,756,295
Three years later	2,956,308	3,483,720	4,223,937	5,076,765	5,774,643	5,640,480	5,961,748	6,300,375
Four years later	2,964,307	3,491,033	4,178,131	4,972,632	5,521,034	5,451,479	5,738,024
Five years later	2,982,347	3,498,703	4,118,436	4,794,445	5,376,045	5,278,886
Six years later	2,979,426	3,480,094	4,012,792	4,704,184	5,232,117
Seven years later	2,963,708	3,418,353	3,958,493	4,604,022
Eight years later	2,935,299	3,379,382	3,901,891
Nine years later	2,912,868	3,337,286
Ten years later	2,879,261

Cumulative net (deficiency) redundancy	$(88,524)	$103,353	$677,483	$1,009,589	$1,320,264	$1,453,314	$1,360,933	$1,085,076	$1,221,296	$530,457

Other P&C Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2011 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information and discussion of the uncertainties and complexities related to the Japan earthquake and resulting tsunami (Japan Earthquake) and the New Zealand earthquakes that occurred in February and June 2011 (February and June 2011 New Zealand Earthquakes), the other catastrophic events that occurred in 2011, and the Company’s exposure to claims arising from asbestos and environmental exposures.

There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.

Life Reserves

At December 31, 2011 and 2010, the Company recorded gross policy benefits for life and annuity contracts of $1,646 million and $1,750 million, respectively, and net policy benefits for life and annuity contracts of $1,636 million and $1,736 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars):

	2011	2010	2009
Net liability at beginning of year	$1,736	$1,595	$1,408
Net incurred losses related to:
Current year	651	612	455
Prior years	(1)	12	(15)

	650	624	440
Net policy benefits restructured by a cedant	(131)	—	—
Net paid losses	(588)	(420)	(323)
Effects of foreign exchange rate changes	(31)	(63)	70

Net liability at end of year	$1,636	$1,736	$1,595

The decrease in net policy benefits for life and annuity contracts from $1,736 million at December 31, 2010 to $1,636 million at December 31, 2011 is primarily due to the restructuring of a longevity treaty from a funds held basis to a swap basis during 2011 and net paid losses, which were partially offset by incurred losses.

For the year ended December 31, 2011, the Company experienced net favorable prior year loss development related to its mortality book of $1 million. The modest net favorable prior year loss development of $1 million in 2011 was the net result of favorable prior year loss development of $6 million on certain mortality treaties and $5 million related to the GMDB business, which were almost entirely offset by adverse prior year loss development related to disability riders on certain short-term non-proportional treaties in the mortality line following the receipt of updated information from cedants. There was no prior year loss development in 2011 related to the Company’s longevity book.

The following table shows the Company’s gross policy benefits for life and annuity contracts by line of business and total ceded and net policy benefits for life and annuity contracts at December 31, 2011 and 2010 (in millions of U.S. dollars):

Reserving lines	2011	2010
Mortality(1)	$1,123	$1,041
Longevity	523	709

Total gross policy benefits for life and annuity contracts	1,646	1,750
Ceded policy benefits for life and annuity contracts	(10)	(14)

Total net policy benefits for life and annuity contracts	$1,636	$1,736

(1)	Reserves related to the health line are included within the mortality line.

Investments and Investments underlying the Funds Held—Directly Managed Account

The Company has developed specific investment objectives and guidelines for the management of its investment portfolio and the investments underlying the funds held – directly managed account (see below for details). These objectives and guidelines stress diversification of risk, matching of the underlying liability payments, low credit risk and stability of portfolio income. Despite the prudent focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent in particular securities.

The Company’s investment strategy is largely consistent with previous years. To ensure that the Company will have sufficient assets to pay its clients’ claims, the Company’s investment philosophy distinguishes between those assets, including the investments underlying the funds held – directly managed account, that are matched against existing liabilities (liability funds) and those that represent shareholders’ equity (capital funds). Liability funds are invested in high quality fixed income securities and cash and cash equivalents. Capital funds are available for investing in a broadly diversified portfolio, which includes investments in preferred and common stocks, private bond and equity investments, investment grade and below investment grade securities and other asset classes that offer potentially higher returns.

Investments

The Company’s investment portfolio, excluding the funds held – directly managed account which is discussed below, includes investments classified as trading securities and certain other invested assets. The below table summarizes the carrying values of the Company’s investments at December 31, 2011 and 2010 (in millions of U.S. dollars and each category as a percentage of the total investments):

	2011		2010
Fixed maturities
U.S. government and government sponsored enterprises	$1,116	7%	$906	7%
U.S. states, territories and municipalities	124	1	67	—
Non-U.S. sovereign government, supranational and government related	2,964	19	2,819	20
Corporate	5,747	38	6,144	43
Asset-backed securities	634	4	557	4
Residential mortgage-backed securities	3,283	22	2,306	16
Other mortgage-backed securities	74	—	26	—

Total fixed maturities	$13,942	91%	$12,825	90%
Short-term investments	42	—	49	—
Equities	945	6	1,072	8
Other invested assets	358	3	352	2

Total investments	$15,287	100%	$14,298	100%

(1)	In addition to the total investments shown in the above table of $15.3 billion and $14.3 billion at December 31, 2011 and 2010, respectively, the Company held cash and cash equivalents of $1.3 billion and $2.1 billion, respectively.

The overall average credit rating of the portfolio at December 31, 2011 was AA, and 94% of the fixed maturities and short-term investments were rated investment grade (BBB- or higher) by Standard & Poor’s. For further discussion of the composition of the investment portfolio, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of this report.

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

In order to manage the risks of the investment portfolio, several controls are in place. First, the overall duration (interest rate risk) of the portfolio is managed relative to the duration of the net reinsurance liabilities, defined as reinsurance liabilities net of all reinsurance assets, so that the economic value of changes in interest rates have offsetting effects on the Company’s assets and liabilities. Second, to ensure diversification and avoid aggregation of risks, limits on assets types, economic sector exposure, industry exposure and individual security exposure are placed on the investment portfolio. These exposures are monitored on an ongoing basis and reported at least quarterly to the Risk and Finance Committee of the Board of Directors (Board). See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of this report for a discussion of the Company’s interest rate, equity and foreign currency management strategies.

Investments underlying the Funds Held—Directly Managed Account

Following the AXA Acquisition, Paris Re France and certain subsidiaries entered into an Issuance Agreement with Colisée Re to enable Colisée Re to write business on behalf of Paris Re France between January 1, 2006 and September 30, 2007. In addition, effective January 1, 2006, Paris Re France and Colisée Re entered into 100% quota share retrocession agreements to transfer the benefits and risks of Colisée Re’s reinsurance agreements to Paris Re and provide for the payment of premiums to Paris Re France in consideration for reinsuring the covered liabilities (the Quota Share Retrocession Agreement). The Quota Share Retrocession Agreement provides that these premiums will be on a funds withheld basis. Paris Re France will receive any surplus, and be responsible for any deficits remaining with respect to the funds held – directly managed account, after all liabilities have been discharged and payments pursuant to the Reserve Agreement have been settled. In addition, realized and unrealized investment gains and losses and net investment income related to the investment portfolio underlying the funds held – directly managed account inure to the benefit of Paris Re France. The investments underlying the funds held – directly managed account were predominantly maintained by Colisée Re in a segregated investment portfolio and managed by the Company. The Company’s strategy related to the management of the funds held – directly managed account is as described above related to the Company’s investment portfolio.

The table below summarizes the carrying value of the investments underlying the funds held – directly managed account at December 31, 2011 and 2010 (in millions of U.S. dollars and each category as a percentage of the investments underlying the funds held – directly managed account):

	2011		2010
Fixed maturities
U.S. government and government sponsored enterprises	$269	26%	$288	18%
U.S. states, territories and municipalities	—		—
Non-U.S. sovereign government, supranational and government related	275	26	385	25
Corporate	480	45	799	52
Mortgage/asset-backed securities	—	—	12	1

Total fixed maturities	$1,024	97	$1,484	96
Short-term investments	18	2	38	3
Other invested assets	16	1	21	1

Total investments	$1,058	100%	$1,543	100%

(1)	In addition to the investments underlying the funds held – directly managed account held at fair value of $1,058 million at December 31, 2011, the funds held – directly managed account also included cash and cash equivalents of $176 million, accrued investment income of $14 million and other assets and liabilities held by Colisée Re related to the underlying business of $20 million.

The overall average credit rating of the portfolio at December 31, 2011 was AA, and all of the fixed maturities and short-term investments were rated investment grade (BBB- or higher) by Standard & Poor’s.

On February 1, 2011, PartnerRe Europe (formerly Paris Re France prior to its cross border merger with PartnerRe Europe), entered into an Endorsement to Quota Share Retrocession Agreement (the Endorsement) with Colisée Re. The Endorsement amended certain terms of the Quota Share Retrocession Agreement and released certain assets forming part of the funds held – directly managed account to PartnerRe Europe.

For further discussion of the composition of the investment portfolio underlying the funds held – directly managed account, see Financial Condition, Liquidity and Capital Resources – Funds Held – Directly Managed in Item 7 of Part II of this report. The credit risk of Colisée Re in the event of its insolvency or its failure to honor the value of the funds held balances for any other reason is discussed in Quantitative and Qualitative Disclosures About Market Risk – Counterparty Credit Risk in Item 7A of Part II of this report.

Risk Management

In the reinsurance industry, the core of the business model is the assumption and management of risk. A key challenge is to create economic value through the intelligent and optimal assumption and management of reinsurance and capital markets and investment risks, but also to limit or mitigate those risks that can destroy tangible as well as intangible value, those risks for which the organization is not sufficiently compensated and those risks that could threaten the ability of the Company to achieve its objectives. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of this report. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate return on their capital.

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

The Company has a clearly defined governance structure for risk management. Executive Management and the Board are responsible for setting the vision and goals including risk appetite and return expectations. Strategy and principles are recommended by Executive Management and approved by the Board. Key policies and Group policies are established by the Chief Executive Officer and policies at the next level down are established by Business Unit and functional management. Risk management policies and processes are coordinated by Group Risk Management and audited by Internal Audit. The results of audits are monitored by the Audit Committee of the Board. The Company utilizes a multi-level risk management structure, whereby critical exposure limits, return requirement guidelines, capital at risk and key policies are established by the Executive Management and Board, but day-to-day execution of risk assumption activities and related risk mitigation strategies are delegated to the Business Units. Reporting on risk management activities is integrated within the Company’s annual planning process, quarterly operations reports, periodic reports on exposures and large losses, and presentations to the Executive Management and Board. Individual Business Units employ, and are responsible for reporting on, operating risk management procedures and controls, while Internal Audit periodically tests these controls to ensure ongoing compliance.

Strategic Risks

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

Individual Business Units manage assumed risks, subject to the appetite and principles approved by the Board, limits approved by the Risk and Finance Committee of the Board, and policies established by Executive and Business Unit Management. At an operational level, Business Units manage assumed risk through risk mitigation strategies including strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

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

There are four areas of risk that the Company has currently identified as having the greatest potential for shock losses: catastrophe risk, reserving risk for casualty and other long-tail lines, equity and equity-like investment risk and longevity risk. The Company manages the risk of shock losses by setting risk appetite and limits, as described above and below, for each type of shock loss. The Company establishes limits to manage the maximum foreseeable loss from any one event and considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business should such an event occur.

Other risks such as interest rate risk and credit spread risk have the ability to impact results substantially and may result in volatility in results from period to period. However, Management believes that by themselves, interest rate risk and credit spread risk are unlikely to represent a material threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report for additional discussion of interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk.

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

The Company imposes a limit to catastrophe risk from any single loss through exposure limit caps in each zone and to each peril. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. The Company also manages its catastrophe exposures such that the chance of an economic loss to the Company from all catastrophe losses in aggregate in any one year exceeding $1.4 billion has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary and vendor models that take into account the likely frequency and severity of catastrophic events with a forward looking approach using exposure. This quantitative analysis is supplemented with the professional judgment of experienced underwriters. At December 31, 2011, the modeled economic loss to the Company from a 1 in 75 year catastrophic loss was $1.2 billion, in aggregate, for all zones.

The Company is currently in the process of updating its probable maximum loss (PML) modeling, including incorporating January 1, 2012 renewals, and expects to release updated PML information for certain selected catastrophe exposed zones in due course.

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

The Company’s limit for casualty reserving risk represents the total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods. The Company also manages its casualty and other long-tail lines exposure such that the chance of an economic loss to the Company from prior years’ deterioration in casualty and other long-tail reserves exceeding $0.7 billion has a modeled probability of occurring less than once every 15 years. To measure this probability, the Company uses proprietary models that contemplate the range of possible reserve outcomes given historic volatility of the Company’s and industry reserve development data and the possible impacts upon the range of reserves of risk factors inherent in the current booked reserves. This quantitative analysis is supplemented with the professional judgment of experienced actuaries. At December 31, 2011, the modeled economic loss to the Company from a 1 in 15 year casualty and other long-tail lines prior years’ reserve development was $0.4 billion.

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

The Company limits the amount of equity and equity-like securities to a percentage of economic capital. The Company also manages its exposures to equity and equity-like securities such that the chance of an economic loss to the Company of a severe decline in value of equity and equity-like securities exceeding $1.1 billion has a modeled probability of occurring less than once every 75 years. To measure this probability, the Company uses proprietary and vendor models that contemplate the range of historic and possible future returns. This quantitative analysis is supplemented with the professional judgment of experienced investment professionals and actuaries. At December 31, 2011, the modeled economic loss to the Company from a 1 in 75 year equity and equity-like value decline was $0.4 billion.

Assuming equity risk (and equity-like risks such as those from high yield bonds and convertible securities) within that part of the investment portfolio that is not required to support the Company’s reinsurance liabilities provides valuable diversification from other risk classes, along with the potential for higher returns. However, an overweight position could lead to a large loss of capital and impair the balance sheet in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on other than investment grade bonds as a percentage of capital. The Company’s fully integrated information system provides real-time data on the investment portfolios, allowing for continuous monitoring and decision support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns. See Quantitative and Qualitative Disclosures about Market Risk—Equity Price Risk in Item 7A of Part II of this report.

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

The limits and actual deployed exposures of the Company for its four major risks at December 31, 2011 are as follows:

	Limit at December 31, 2011	Deployed at December 31, 2011	Deployed at December 31, 2010

Catastrophe risk—largest zonal limit	$2.8 billion	$2.1 billion	$2.5 billion

Casualty reserving risk—total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	2.9 billion	3.0 billion

Equity investment risk—value of equity and equity-like securities	3.3 billion	1.4 billion	1.5 billion

Longevity risk—net present value loss from extreme mortality improvement scenario	2.0 billion	1.2 billion	1.0 billion

The following table summarizes risk appetite and modeled economic loss at December 31, 2011 for the Company’s major risks discussed above:

	Risk Appetite at December 31, 2011(1)	Modeled Economic Loss at December 31, 2011(1)	Modeled Economic Loss at December 31, 2010(1)

Catastrophe risk—1 in 75 year annual aggregate loss	$1.4 billion	$1.2 billion	$1.3 billion

Casualty reserving risk—casualty and other long-tail lines 1 in 15 year prior years reserve development	0.7 billion	0.4 billion	0.4 billion

Equity investment risk—1 in 75 year decline in value	1.1 billion	0.4 billion	0.5 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Other Underwriting Risk and Exposure Controls

The Company’s underwriting is conducted at the Business Unit level through specialized underwriting teams with the support of technical staff in disciplines such as actuarial, claims, legal, risk management and finance.

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

Because the Company underwrites volatile lines of business, such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company manages its exposure to catastrophic and other large losses by (i) attempting to limit its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) by purchasing retrocessional reinsurance.

The Company generally underwrites risks with specified limits per treaty program. Like other reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as hurricane, windstorm, tornado, flood or earthquake, or man-made events. Any such catastrophic event could generate insured losses in one or many of the Company’s reinsurance treaties and facultative contracts in one or more lines of business. The Company considers such event scenarios as part of its evaluation and monitoring of its aggregate exposures to catastrophic events.

Retrocessions

The Company uses retrocessional agreements to reduce its exposure on certain reinsurance risks assumed and to mitigate the effect of any single major event or the frequency of medium-sized events. These agreements provide for the recovery of a portion of losses and loss expenses from retrocessionaires. The majority of the Company’s retrocessional agreements cover the property exposures, predominantly those that are catastrophe exposed. The Company also utilizes retrocessions in the Life segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria.

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

In addition to the retrocessional agreements, Paris Re France (now PartnerRe Europe) has a Reserve Agreement in place with Colisée Re (see Reserve Agreement above).

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

Other Key Issues of Management

Enterprise Culture

Management is focused on ensuring that the structure and culture of the organization promote intelligent, prudent, transparent and ethical decision-making. Management believes that a sound enterprise culture starts with the tone at the top. Management holds regular company-wide information sessions to present and review Management’s latest decisions, whether operational, financial or structural, as well as the financial results of the Company. Employees are encouraged to address questions related to the Company’s results, strategy or Management decisions, either anonymously or otherwise to Management so that they can be answered during these information sessions. Management believes that these sessions provide a consistent message to all employees about the Company’s value of transparency. Management also strives to promote a work environment that (i) aligns the skill set of individuals with challenges encountered by the Company, (ii) includes segregation of duties to ensure objectivity in decision-making, and (iii) provides a compensation structure that encourages and rewards intelligent risk taking and ethical behavior. To that effect, the Company has a written Code of Business Conduct and Ethics and provides employees with a direct communication channel to the Audit Committee of the Board in the event they become aware of questionable behavior of Management or any other employee. Finally, Management believes that building a sound internal control environment, including a strong Internal Audit function, helps ensure that behaviors are consistent with the Company’s cultural values.

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital, especially in light of the recent disruptions in the global credit and capital markets. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s Operating ROE. Consequently, Management closely monitors its capital needs and capital level throughout the reinsurance cycle and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve an appropriate balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital and times when business opportunities are not so attractive, returning capital to its common shareholders by way of share repurchases and dividends. During 2011, the Company repurchased approximately 5.4 million of its common shares for a total cost of $396 million. In addition, the Company increased the quarterly dividends on its common shares by 9% during the year, from $0.55 per share to $0.60 per share.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high quality, well balanced and liquid investment portfolio, and by matching the duration and currency of its investments and investments underlying the funds held – directly managed account with that of its net reinsurance liabilities. In 2012, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events. The Company also maintains credit facilities with banks that can provide efficient access to cash in the event of an unforeseen cash requirement.

Employees

The Company had 1,281 employees at December 31, 2011. The Company may increase its staff over time commensurate with the expansion of operation. The Company believes that its relations with its employees are good.

Regulation

The business of reinsurance is regulated in all countries in which we operate, although the degree and type of regulation varies significantly from one jurisdiction to another. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. See Risk Factors in Item 1A of Part I of this report.

As a holding company, PartnerRe is not directly subject to (re)insurance regulations, but its various material operating subsidiaries are subject to regulation as follows:

Bermuda

The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance business of PartnerRe Bermuda. The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the Bermuda Monetary Authority (BMA) powers to supervise, investigate and intervene in the affairs of insurance companies. The Insurance Act makes no distinction between insurance and reinsurance business.

PartnerRe Bermuda is licensed as a Class 4 and Class E insurer in Bermuda and is therefore authorized to carry on general and long-term insurance business in Bermuda. Significant aspects of the Bermuda insurance regulatory framework and requirements imposed on Class 4 and Class E insurers such as PartnerRe Bermuda include the following:

Minimum Capital Requirements. The BMA imposes certain minimum capital regulatory requirements on PartnerRe Bermuda referred to as the Enhanced Capital Requirements (ECR). PartnerRe Bermuda’s Enhanced Capital Requirement (ECR) should be calculated by either (a) the model developed by the BMA, or (b) an internal capital model which the BMA has approved for use for this purpose. PartnerRe Bermuda currently uses the BMA model in calculating its solvency requirements. The Bermuda risk-based regulatory capital adequacy and solvency margin regime provides a risk-based capital model (termed the Bermuda Solvency Capital Requirement (BSCR)) as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The BMA requires that insurers operate at or above a threshold capital level (termed the Target Capital Level), which exceeds the BSCR or approved internal model minimum amounts;

Solvency Assessment. PartnerRe Bermuda must perform an assessment of its own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (CISSA). The CISSA allows the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess a company’s governance, risk management and controls surrounding this process. In addition, PartnerRe Bermuda must file with the BMA a Catastrophe Risk Return which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure;

Reporting Requirements. PartnerRe Bermuda must prepare annual statutory financial statements and file them with the BMA, together with audited annual financial statements which are prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP); and

Restrictions on Dividends and Distributions. PartnerRe Bermuda is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. In addition, PartnerRe Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.

In addition to the above regulatory requirements impacting PartnerRe Bermuda, current international initiatives in the regulation of global insurance and reinsurance groups, such as the European Union’s Solvency II initiative (Solvency II), are trending towards the imposition of group supervisory regimes, introducing one principal “home” regulator over all the operating entities in a particular insurance or reinsurance group (referred to as Group Supervision). The Insurance Act sets out provisions regarding Group Supervision including, the power of the BMA to exclude specified entities from Group Supervision, the power of the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding Group Supervision. This Group Supervision regime is in addition to the regulation of the Company’s various operating subsidiaries in their local jurisdictions. The BMA’s Group Supervision rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management, and supervisory reporting and disclosures of an insurance group. The group solvency rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group. The BMA has chosen PartnerRe Bermuda as the designated insurer for the purposes of Group Supervision, and the BMA will act as group supervisor of the PartnerRe group. As group supervisor, the BMA will gather relevant and essential information on and assess the financial situation of the PartnerRe group, and coordinate the dissemination of such information to other relevant competent authorities for the purposes of assisting in their regulatory functions and the enforcement of regulatory action against the PartnerRe group or any of its members. PartnerRe is not an insurer and, as such, is not regulated in Bermuda. However, pursuant to its functions as group supervisor, the BMA may include any member of the group within its Group Supervision, including PartnerRe.

Ireland

The Central Bank of Ireland (the Central Bank) regulates insurance and reinsurance companies authorized in Ireland, including PartnerRe Europe. PartnerRe Holdings Europe Limited, a holding company for PartnerRe Europe, is not subject to regulation by the Central Bank.

PartnerRe Europe is a reinsurance company incorporated under the laws of Ireland and is duly authorized as a reinsurance undertaking to carry on non-life and life reinsurance business in accordance with the European Communities (Reinsurance) Regulations 2006. Significant aspects of the Irish insurance regulatory framework and requirements imposed on PartnerRe Europe include the following:

Solvency Requirements. As a composite reinsurer, PartnerRe Europe is required to maintain a minimum capital (Solvency I) requirement throughout the year. This solvency margin is determined on a premium or claims basis that covers the total sum of required solvency margins in respect of both non-life and life business activities. In addition, the Central Bank requires PartnerRe Europe to specify their Strategic Solvency Target, in excess of the minimum capital requirement.

Reporting Requirements. PartnerRe Europe must file and submit its annual audited financial statements in accordance with International Financial Reporting Standards (IFRS) and related reports to the Irish Companies Registration Office together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the Central Bank; and

Restrictions on Dividends and Distributions. Pursuant to Irish company law, PartnerRe Europe is restricted to declaring dividends only out of “profits available for distribution”. Profits available for distribution are, broadly, a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized.

In addition to the above, PartnerRe Europe has also established operating branches in France, Switzerland, Canada, Singapore and Hong Kong and a representative office in Brazil, which are subject to Irish insurance supervision regulations. In addition, the Canadian branch is subject to regulation in Canada by the Office of the Superintendent of Financial Institutions, the Singapore branch is subject to regulation by the Monetary Authority of Singapore and the Hong Kong branch to regulation by the Office of the Commissioner of Insurance of Hong Kong. For a further discussion of the regulations pertaining to the Canadian branch see below.

United States

PartnerRe U.S. Corporation is a Delaware domiciled holding company for its wholly owned (re)insurance subsidiaries, PartnerRe U.S. and PartnerRe Insurance Company of New York (PRNY) (PartnerRe U.S. and

PRNY together being the PartnerRe U.S. Insurance Companies). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary state, New York, and all states where they are licensed, accredited or approved to underwrite insurance and reinsurance. Currently, the PartnerRe U.S. Companies are licensed, accredited or approved reinsurers and/or insurers in fifty states and the District of Columbia, and are subject to the following requirements:

Risk-Based Capital Requirements. The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the NAIC in December 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. Decreases in an insurer’s Total Adjusted Capital as a percentage of its Annualized Control Level (as defined in the Model RBC Act) triggers increasing regulatory actions. Such regulatory actions include but are not limited to issuance of orders for corrective action by the insurer, rehabilitation or liquidation of the insurer;

Insurance Regulatory Information System (IRIS) Ratios. A committee of state insurance regulators developed the National Association of Insurance Commissioners’ (NAIC) IRIS primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance or reinsurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies usual values for each ratio. Generally, a company will become subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company’s underwriting capacity. No such action has been taken with respect to the PartnerRe U.S. Companies;

Reporting Requirements. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with their state domiciliary regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, and restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for assets, reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders. In the U.S., PartnerRe U.S. Insurance Companies’ current domiciliary regulator is the New York State Department of Financial Services; and

Restrictions on Dividends and Distributions. Under New York law, the New York State Department of Financial Services must approve any dividend declared or paid by the PartnerRe U.S. Insurance Companies that, together with all dividends declared or distributed by each of them during the preceding twelve months, exceeds the lesser of 10% of their respective statutory surplus as shown on the latest statutory financial statements on file with the New York Department of Financial Services, or 100% of their respective adjusted net investment income during that period. New York does not permit a dividend to be declared or distributed, except out of earned surplus.

In addition to the above, the following laws and initiatives currently impact or may impact the PartnerRe U.S. Insurance Companies in the future:

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and establishes a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry. The Dodd Frank Act made small changes to the regulation of credit for reinsurance and surplus lines insurance in the U.S. Among other responsibilities the Federal Insurance Office will issue reports on how to modernize or improve insurance regulation and on the role of the global reinsurance market in supporting insurance in the United States. See Risk Factors in Item 1A of Part I of this report.

NAIC Solvency Modernization Initiative. In 2008 the NAIC began its Solvency Modernization Initiative to examine the United States insurance solvency regulation framework with a focus on capital requirements, international accounting, insurance valuation, reinsurance and group regulatory issues. The major policy decisions arising from the Solvency Modernization Initiative are anticipated to be concluded by the end of 2012.

Canada

Each of the Canadian branches of PartnerRe Europe and PartnerRe U.S. holds a license to write reinsurance business in Canada. Each Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in their respective licenses and is limited to the business of reinsurance. The Canadian branch of PartnerRe Europe is licensed to write life business in Ontario and is currently applying for a license to write life business in Quebec. The Canadian branch of PartnerRe U.S. is licensed to write property and casualty business in Ontario and Quebec. Each Canadian branch is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Canadian Insurance Act) applicable to foreign property and casualty companies and to foreign life companies as well as relevant provincial insurance acts. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Canadian Insurance Act.

PartnerRe U.S. and PartnerRe Europe maintain sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow their branches to meet minimum statutory solvency requirements as required by the Act and the regulations made under it. Certain statutory information is filed with federal and provincial insurance regulators in respect of both property and casualty and life business written by branches. This information includes, among other things, a yearly business plan and an annual Dynamic Capital Adequacy Test (DCAT) report from the Appointed Actuary of the branch that tests the adequacy of the assets that are vested under various adverse scenarios.

Other Regulatory Considerations

Moreover, there are various regulatory bodies and initiatives that impact PartnerRe in multiple international jurisdictions and the potential for significant impact on PartnerRe could be heightened as a result of recent industry and economic developments. In particular, Solvency II, adopted in the European Union aims to establish a revised set of risk-based capital requirements and risk management standards that will replace the current Solvency I requirements. Once finalized, Solvency II is expected to set out new, strengthened requirements applicable to the entire European Union relating to capital adequacy and risk management for insurers. See Risk Factors in Item 1A of Part I of this report.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of the Company, PartnerRe Bermuda, PartnerRe Europe and the PartnerRe U.S. Corporation and its subsidiaries (collectively PartnerRe U.S. Companies) is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Brazil, Canada, Chile, China, France, Hong Kong, Ireland, Labuan, Singapore, Switzerland and the United States. The discussion below covers the significant locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

The Company and PartnerRe Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or PartnerRe Bermuda or to any of their operations or the shares, debentures or other obligations of the Company or PartnerRe Bermuda until March 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and PartnerRe Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to PartnerRe Bermuda.

Canada

The Canadian non-life branch of PartnerRe U.S. and, from January 1, 2012, the Canadian life branch of PartnerRe Europe are subject to Canadian taxation on their profits. The profits of the Canadian life branch of PartnerRe Europe, from January 1, 2012, are taxed at the federal level as well as the Ontario-provincial level at a total rate that was 28.25% in 2011.

The Canadian non-life branch of PartnerRe U.S. is subject to taxation on its profits at the federal level as well as the Ontario and Quebec provincial level at a total rate that was an average of 28.32% in 2011. We expect this rate to decrease through 2014; however, the exact rate cannot be determined at this time. See also the discussion of taxation in the United States and Ireland below.

Canada has enacted a phased-in decrease of the Federal income tax rate; combined with the phased-in decrease of the income tax rate in the Province of Ontario, the total rate will be 26.25% in 2012, 25.50% in 2013 and 25.00% in 2014.

France

The French branch of PartnerRe Europe is conducting business in and is subject to taxation in France. The current statutory rate of tax on corporate profits in France is 36.1%. See also the discussion of taxation in Ireland below.

Ireland

The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits arising from other than a trade or business are taxable at the rate of 25%. The U.S. subsidiaries and Swiss, French and Canadian life branches of PartnerRe Europe are subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, the U.S., France and Canada can be credited or deducted against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, U.S., French and Canadian branches.

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

United States

PartnerRe U.S. Corporation and its subsidiaries (collectively the PartnerRe U.S. Companies) transact business in Canada and in the United States and are subject to taxation in the United States. The non-life branch of PartnerRe U.S. is also subject to taxation in Canada.

In addition, PartnerRe Europe writes certain U.S. and Latin American business in Miami, Florida, through its reinsurance intermediaries, PartnerRe Miami Inc. (PartnerRe Miami) and PartnerRe Connecticut Inc.

(PartnerRe Connecticut). As a result, PartnerRe Europe is deemed to be engaged in a United States trade or business and thus is subject to taxation in the United States. The current statutory rate of tax on corporate profits in the U.S. is 35%. See the discussion of U.S. branch taxation below and the discussion of taxation in Ireland above.

The Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies, PartnerRe Europe and its respective business sourced through PartnerRe Miami and PartnerRe Connecticut will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

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

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investor information pages of its website, located at http://www.partnerre.com. Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). None of the information on the Company’s website or on the SEC’s website is incorporated into this report except to the extent explicitly incorporated by reference in this report.

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

First, in order to achieve our targeted compound annual growth in diluted book value per share of 10% over the reinsurance cycle, we believe we must be able to generate approximately 13% operating return on beginning diluted book value per share over the reinsurance cycle. Our ability to do that over a reinsurance cycle is dependent on our individual performance, but also on industry factors that impact the level of competition and the level of cost. The level of competition is determined by supply and demand of capacity. Demand is determined by client buying behavior, which varies based on the client’s perception of the amount and volatility of risk, its financial capacity to bear it and the cost of risk transfer. Supply is determined by the existing reinsurance companies’ level of financial strength and the introduction of capacity from new start-ups or capital markets. Significant new capacity or significant reduction in demand will depress industry profitability until the supply/demand balance is redressed. Extended periods of imbalance could depress industry profitability to a point where we would fail to meet our targets.

Second, we knowingly expose ourselves to significant volatility in our quarterly and annual net income. We create shareholder value by assuming risk from the insurance and capital markets. This exposes us to volatile earnings as untoward events happen to our clients and in the capital markets. Examples of potential large loss events include, without limitation:

•	Natural catastrophes such as hurricane, windstorm, flood, tornado, earthquake, etc.;

•	Man-made disasters such as terrorism;

•	Declines in the equity and credit markets;

•	Systemic increases in the frequency or severity of casualty losses; and

•	New mass tort actions or reemergence of old mass torts such as cases related to asbestosis.

We manage large loss events through evaluation processes, which are designed to enable proper pricing of these risks over time, but which do little to moderate short-term earnings volatility. The only effective tool to dampen earnings volatility is through diversification by building a portfolio of uncorrelated risks. We do not currently buy significant amounts of retrocessional coverage, nor do we use significant capital market hedges or trading strategies in the pursuit of stability in earnings.

Third, we expose ourselves to several very significant risks that are of a size that can impact our financial strength as measured by U.S. GAAP or regulatory capital. We believe that the following can be categorized as very significant risks:

•	Catastrophe risk;

•	Casualty reserving risk;

•	Equity investment risk; and

•	Longevity risk.

Each of these risks can accumulate to the point that they exceed a year’s worth of earnings and affect the capital base of the Company (for further information about these risks see Risk Management in Item 1 of Part I of this report).

We rely on our internal risk management processes, models and systems to manage these risks at the nominal exposure levels approved by the Company’s Board. However, because these models and processes may fail, we also impose limits on our exposure to these risks.

In addition to these enumerated risks, we face numerous other strategic and operational risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings, as described in Risk Management in Item 1 of Part I of this report. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Risk Factors

Risks Related to Our Company

The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.

Catastrophe reinsurance comprised approximately 13% of our net premiums written for the year ended December 31, 2011 and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other natural and man-made disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

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

By way of illustration, during the past five calendar years, the Company incurred the following pre-tax large catastrophe losses, net of reinstatement premiums (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophe losses
2011	$1,790
2010	485
2009	—
2008	305
2007	50

Examples of pre-tax large catastrophe losses reflected in the illustration above include a loss in 2007 which was the result of one large catastrophe event and losses in 2011, 2010 and 2008 which were incurred as the result of multiple medium and large catastrophic events. In 2011 these events included the Japan Earthquake, the February and June 2011 New Zealand Earthquakes, the floods that impacted Thailand following unusually heavy monsoon rains in October 2011 (Thailand Floods), tornadoes that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 (U.S. tornadoes) and the floods in Queensland, Australia (Australian Floods). In 2010, these events included the earthquake that hit Chile in February 2010 (Chile Earthquake) and the New Zealand earthquake that occurred in September 2010 (2010 New Zealand Earthquake).

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and February and June 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region. Further, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty regarding its loss estimates related to the 2010 and February and June 2011 New Zealand Earthquakes and the Japan Earthquake and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses related to these events will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

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

It is also difficult to predict the timing of such events with statistical certainty, or estimate the amount of loss any given occurrence will generate. Under U.S. GAAP, we are not permitted to establish reserves for potential losses associated with man-made or other catastrophic events until an event that may give rise to such losses occurs. If such an event were to occur, our reported income would decrease in the affected period. In particular, unforeseen large losses could reduce our profitability or impair our financial condition. See Political, regulatory, governmental and industry initiatives could adversely affect our business below for a summary of relevant U.S. federal initiatives regarding supply of commercial insurance coverage for certain types of terrorist acts in the U.S.

The inherent uncertainty of models and the use of such models as a tool to evaluate risk may have an adverse impact on our financial results.

In addition to our own proprietary catastrophe models, we use third party vendor analytic and modeling capabilities to provide us with objective risk assessment relating to other risks in our reinsurance portfolio. These models help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract in our overall portfolio of reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

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

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2011, approximately 72% of our gross premiums written were produced through brokers. In 2011, we had two brokers that accounted for 47% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers could potentially reduce our premium volume and net income.

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

If we are significantly downgraded by rating agencies, our standing with brokers and customers could be negatively impacted and may adversely impact our results of operations.

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

Our current financial strength ratings are:

Standard & Poor’s	A+
Moody’s	A1
A.M. Best	A+
Fitch	AA-

On January 24, 2012, A.M. Best placed the Company’s A+ rating under review with negative implications.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully, the frequency and severity of catastrophic events, and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Financial markets in the U.S., Europe and elsewhere have experienced extreme volatility and disruption in recent times, resulting in part from financial stresses affecting the liquidity of the banking system. Continued disruption in the financial markets may limit our ability to access capital required to operate our business and we may be forced to delay raising capital or bear a higher cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. In addition, if we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

The exposure of our investments to interest rate, credit and equity risks may limit our net income and may affect the adequacy of our capital.

We invest the net premiums we receive unless and until such time as we pay out losses and/or until they are made available for distribution to shareholders and /or otherwise used for general corporate purposes. Investment results comprise a substantial portion of our income. For the year ended December 31, 2011, we had net investment income of $629 million, which represented approximately 12% of total revenues. In addition, we recorded realized and unrealized gains on investments during 2011, and we record all realized and unrealized gains or losses through net income. While the Board has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.

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

Our fixed income portfolio is primarily invested in high quality, investment grade securities. However, we invest a portion of the portfolio in securities that are below investment grade, including high yield fixed income investments and convertible fixed income investments. We also invest a portion of our portfolio in other investments such as fixed income type mutual funds, notes receivable, loans receivable, private placement bond investments, derivative exposure assumed and other specialty asset classes. These securities generally pay a higher rate of interest and have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions.

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

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar, Japanese Yen and Australian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates.

The current state of the global economy and capital markets increases the possibility of adverse effects on our financial position and results of operations. Economic downturns could impair our investment portfolio and affect the primary insurance market, which could, in turn, harm our operating results and reduce our volume of new business.

Global capital markets in the United States and Europe continue to experience volatility and certain economies remain in recession. Disruptions in the global capital markets increased the spread between the yields realized on risk-free and higher risk securities. Credit spreads increased in 2011 and illiquidity remains in certain parts of the debt capital markets. The longer this economic dislocation persists, the greater the probability that these risks could have an adverse effect on our financial results. This may be evidenced in several ways including, but not limited to, a potential reduction in our premium income, financial losses in our investment portfolio and decreases in revenue and net income.

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

We have exposure to the European sovereign debt crisis which could have a negative impact on our investment assets.

In 2011, the global economy experienced extreme uncertainty as a result of the European sovereign debt crisis. Initial worries about the sustainability of the sovereign debt of peripheral European countries as a result of significant economic, fiscal and/or political strains experienced in 2010 have now extended to larger European economies. The sovereign debt crisis has resulted in European financial restructuring efforts. The impact of these efforts is unclear, however, they may cause a further deterioration in the value of the euro and consequently exacerbating instability in global credit markets, and increased credit concerns resulting in the widening of bond yield spreads. In addition, recent rating agency downgrades on European sovereign debt and a growing concern of the potential default of government issuers or of a possible disorganized break-up of the European Union has contributed to this uncertainty. The impact of these developments, while potentially severe, remains extremely difficult to predict. However, should European governments default on their obligations, there will be a negative impact on government and non-government issued bonds, government guaranteed corporate bonds and bonds and equities issued by financial institutions and financials held within the country of default which in turn could adversely impact Euro-denominated assets held in our investment portfolio.

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

As part of the AXA Acquisition, Paris Re entered into the 2006 Acquisition Agreements. See Business—Reserves—Non-life Reserves—Reserve Agreement in Item 1 of Part I of this report.

Pursuant to the Quota Share Retrocession Agreement, the benefits and risks of Colisée Re’s reinsurance agreements were ceded to Paris Re France (now PartnerRe Europe), but Colisée Re remains both the legal counterparty for all such reinsurance contracts and the legal holder of the assets relating to such reserves.

Under the Run Off Services and Management Agreement, Paris Re France (now PartnerRe Europe) has agreed that AXA LM will manage claims arising from all reinsurance and retrocession contracts subject to the Reserve Agreement. If AXA LM does not take into account Paris Re France’s commercial concerns in the context of Paris Re France’s on-going business relations with the relevant ceding companies and retrocessionaires, our ability to renew reinsurance and retrocession contracts with them may be adversely affected.

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

We believe there are only a limited number of available qualified executives in the business lines in which we compete. Our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified executive officers, underwriters and other key personnel. The skills, experience and knowledge of the reinsurance industry of our management team constitute important competitive strengths. If some or all of these managers leave their positions, and even if we were able to find persons with suitable skills to replace them, our operations could be adversely affected.

Risks Related to Our Industry

Our profitability is affected by the cyclical nature of the reinsurance industry.

Historically, the reinsurance industry has experienced significant fluctuations in operating results due to competition, levels of available capacity, trends in cash flows and losses, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary insurers, including catastrophe losses, and prevailing general economic conditions. The supply of reinsurance is related directly to prevailing prices and levels of capacity that, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance industry. If any of these factors were to result in a decline in the demand for reinsurance or an overall increase in reinsurance capacity, our profitability could be impacted. In recent years, we have experienced a generally softening market cycle, with increased competition, surplus underwriting capacity, deteriorating rates and less favorable terms and conditions all having an impact on our ability to write business.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR, Transatlantic and reinsurance operations of certain primary insurance companies, such as Arch Capital, Axis Capital and XL Group. Competition in the types of reinsurance that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing, terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and experience in the lines of reinsurance to be written. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers would become more intense and we could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins.

Further, insurance-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, which could impact the demand for traditional insurance or reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse affect on our growth and profitability.

Legal and Regulatory Risks

Political, regulatory, governmental and industry initiatives could adversely affect our business.

Our reinsurance operations are subject to extensive laws and regulations that are administered and enforced by a number of different governmental and non-governmental self-regulatory authorities and associations in each of their respective jurisdictions and internationally. As a result of the current financial crisis, some of these authorities regularly consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory authority in new and more robust ways, and new regulators could become authorized to oversee parts of our business. For example, the European Union’s Solvency II initiative and the NAIC’s Solvency Modernization Initiative include meaningful changes in consolidated supervision and corporate governance requirements as they apply to insurance and reinsurance corporate groups, which could lead to increases in regulatory capital requirements, reduced operational flexibility and increased compliance costs. In addition, the International Association of Insurance Supervisors (IAIS) has recently introduced a concept paper promoting a common framework for the supervision of internationally active insurance groups (IAIGs). Through the common framework, the IAIS aims to: (i) develop methods of operating group-wide supervision of IAIGs, (ii) establish a comprehensive framework for supervisors to address group-wide activities and risks and also set grounds for better supervisory cooperation, and (iii) foster global convergence of regulatory and supervisory measures and approaches. It is not possible to predict all future impacts of these types of changes but they could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which, in turn, could affect our results of operations, financial condition and liquidity. Our material subsidiaries’ regulatory environments are described in detail under the heading Business — Regulation. Regulations relating to each of our material subsidiaries may in effect restrict each of those subsidiaries’ ability to write new business, to make certain investments and to distribute funds or assets to us.

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

Such a U.S. federal initiative was put forward in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, and consequently the Terrorism Risk Insurance Act of 2002 (TRIA) was enacted to ensure the availability of commercial insurance coverage for certain types of terrorist acts in the U.S. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) was enacted, which further renewed TRIA for another 7 years ending December 31, 2014.

Such a state initiative in the U.S. was put forward by the Florida Legislature in response to the tightening of supply in certain insurance and reinsurance markets in Florida resulting from, among other things, hurricane damage in Florida, which enacted the Hurricane Preparedness and Insurance Act to ensure the availability of catastrophe insurance coverage for catastrophes in the state of Florida. More recent legislative proposals would limit the reinsurance coverage available from the Florida Hurricane Catastrophe Fund and limit exposure to assessments from the state-run Citizens Property Insurance Company.

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

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government, the European Central Bank and other governmental and regulatory bodies have taken or are considering taking other actions to address the governance of those industries that are viewed as presenting a systemic risk to economic stability. Such actions include the International Monetary Fund’s proposal to levy a financial stability tax on all financial institutions, the proposals for enhanced regulation and supervision contained in the recently published Organization for Economic Co-operation and Development paper on the impact of the financial crisis on the Insurance sector and the financial regulatory reform provisions contained within the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are unable to predict the effect that the enactment of any such proposals will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are monitoring these and similar proposals as they evolve.

The Dodd-Frank Act may adversely impact our business.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, further regulation of executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and establishes a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. Compliance with these new laws and regulations may result in additional costs which may adversely impact our results of operations, financial condition and liquidity. However, at this time, it is not possible to predict with any degree of certainty whether any other proposed legislation, rules or regulatory changes will be adopted or what impact, if any, the Dodd-Frank Act or any other such legislation, rules or changes could have on our business, financial condition or results of operations.

Solvency II could adversely impact our financial results and operations.

Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament and the European Council in April of 2009, may adversely affect our reinsurance businesses. A bifurcated implementation of Solvency II by the European Commission is expected to take effect January 1, 2013 and 2014 in the European Union Member States, and will replace the current solvency requirements. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. In addition, the measures implementing Solvency II are currently subject to a consultation process and are not expected to be finalized until 2012; consequently, our implementation plans are based on our current understanding of the Solvency II requirements, which may change. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on the cost of PartnerRe Bermuda’s European business due to the potential to have to post collateral. It would not affect PartnerRe

Europe’s ability to operate in Europe. Such a finding could also have adverse indirect commercial impacts on our operations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

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

Unanticipated developments in the law, as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance, reinsurance and other contracts. These developments and changes may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until sometime after their occurrence. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation.

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

Risks Related to Our Common Shares

We are a holding company, and if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our common and preferred shares and other obligations.

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of operating expenses, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which our U.S. subsidiaries are licensed to transact business. As of December 31, 2011, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

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

Our bye-laws generally provide that if any person owns, directly, indirectly or by attribution, more than 9.9% of the total combined voting power of our shares entitled to vote, the voting rights attached to such shares will be reduced so that such person may not exercise and is not attributed more than 9.9% of the total combined voting power. In addition, our board of directors may limit a shareholder’s exercise of voting rights where it deems it necessary to do so to avoid non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders.

Under our bye-laws, subject to waiver by our board of directors, no transfer of our shares is permitted if such transfer would result in a shareholder controlling more than 9.9% determined by value or by voting power of our outstanding shares. Our bye-laws also provide that if our board of directors determines that share ownership by a person may result in (i) shareholder owning directly, indirectly or by retribution, more than 9.9% of the total combined voting power of our shares entitled to vote, or (ii) any non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders, then we have the option, but not the obligation, to require that shareholder to sell to us for fair market value the minimum number of shares held by such person which is necessary so that after such purchase such shareholder will not own more than 9.9% of the total combined voting power, or is necessary to eliminate the non-de minimis adverse tax, legal or regulatory consequences.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to our bye-laws. If a shareholder fails to timely respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate or reduce the shareholder’s voting rights.

Taxation Risks

If our non-U.S. operations become subject to U.S. income taxation, our net income will decrease.

We believe that we and our non-U.S. subsidiaries (other than business sourced by PartnerRe Europe through PartnerRe Miami and PartnerRe Connecticut) have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the United States and, on this basis, we do not expect that either we or our non-U.S. subsidiaries will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S.-source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the IRS may contend that either we or our non-U.S. subsidiaries are engaged in a trade or business in the United States. If either we or our non-U.S. subsidiaries are subject to U.S. income tax, our shareholders’ equity and net income will be reduced by the amount of such taxes, which might be material.

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

None.

ITEM 2. PROPERTIES

The Company leases office space in Hamilton (Bermuda) where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, including Beijing, Dublin, Greenwich (Connecticut), Hong Kong, Mexico City, Miami, Montreal, New York, Paris, Santiago, Sao Paulo, Seoul, Singapore, Tokyo, Toronto, Washington, D.C., Zug and Zurich.

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

As of December 31, 2011, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange (NYSE):

Common shares	PRE
6.75% Series C cumulative preferred shares	PRE-PrC
6.50% Series D cumulative preferred shares	PRE-PrD
7.25% Series E cumulative preferred shares	PRE-PrE

The Company’s common shares are also traded on the NYSE Euronext Paris exchange and Bermuda Stock Exchange under the symbol PRE.

As of February 17, 2012, the approximate number of common shareholders was 69,088.

The following table provides information about purchases by the Company during the quarter ended December 31, 2011, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program(1)
10/01/2011-10/31/2011	—	$—	—	3,732,807
11/01/2011-11/30/2011	1,439,831	65.45	1,439,831	6,449,824
12/01/2011-12/31/2011	1,173,000	64.18	1,173,000	5,276,824

Total	2,612,831	$64.88	2,612,831

(1)	In November 2011, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 7 million common shares, which replaced the prior authorization of 7 million common shares approved in December 2010. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At December 31, 2011, approximately 19.4 million common shares were held in treasury and available for reissuance.

The following table sets forth the high and low sales prices per share of the Company’s common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape and dividends declared by the Company:

	2011			2010
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
Three months ended March 31	$83.18	$72.78	$0.55	$80.20	$72.00	$0.50

Three months ended June 30	82.52	67.28	0.60	81.57	70.06	0.50

Three months ended September 30	69.50	51.98	0.60	80.18	70.12	0.50

Three months ended December 31	67.78	50.67	0.60	82.00	77.50	0.55

Other information with respect to the Company’s common shares and related shareholder matters is contained in Notes 7, 12, 13, 14, 16 and 19 to Consolidated Financial Statements in Item 8 of Part II of this report and in the Proxy Statement and is incorporated by reference to this item.

Comparison of 5-Year Cumulative Total Return

The graph below compares the cumulative shareholder return, including reinvestment of dividends, on the Company’s common shares to such return for Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and S&P’s 1500 Composite Property & Casualty Insurance Index for the period commencing on December 31, 2006 and ending on December 31, 2011, assuming $100 was invested on December 31, 2006. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each year during the period from December 31, 2006 through December 31, 2011. As depicted in the graph below, during this period the cumulative total shareholder return on the Company’s common shares was 4%, the cumulative total return for the S&P 500 Composite Stock Price Index was (1)% and the cumulative total return for the S&P 1500 Composite Property & Casualty Insurance Index was 0%.

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

The Statement of Operations Data reflects the consolidated results of the Company and its subsidiaries for 2007, 2008, 2009, 2010 and 2011, including the results of Paris Re from October 2, 2009. The Balance Sheet Data reflects the consolidated financial position of the Company and its subsidiaries at December 31, 2007, 2008, 2009, 2010 and 2011, including Paris Re from December 31, 2009.

(Expressed in millions of U.S. dollars or shares, except per share data)

	For the years ended December 31,
Statement of Operations Data	2011	2010	2009	2008	2007
Gross premiums written	$4,633	$4,885	$4,001	$4,028	$3,810
Net premiums written	4,486	4,705	3,949	3,989	3,757
Net premiums earned	$4,648	$4,776	$4,120	$3,928	$3,777
Net investment income	629	673	596	573	523
Net realized and unrealized investment gains (losses)	67	402	591	(531)	(72)
Net realized gain on purchase of capital efficient notes	—	—	89	—	—
Other income (loss)	8	10	22	10	(17)

Total revenues	5,352	5,861	5,418	3,980	4,211
Losses and loss expenses and life policy benefits	4,373	3,284	2,296	2,609	2,082
Total expenses	5,797	4,892	3,635	3,918	3,328

(Loss) income before taxes and interest in (losses) earnings of equity investments	(445)	969	1,783	62	883
Income tax expense	69	129	262	10	82
Interest in (losses) earnings of equity investments	(6)	13	16	(5)	(83)

Net (loss) income	$(520)	$853	$1,537	$47	$718

Basic net (loss) income per common share	$(8.40)	$10.65	$23.93	$0.22	$12.18
Diluted net (loss) income per common share	$(8.40)	$10.46	$23.51	$0.22	$11.87
Dividends declared and paid per common share	$2.35	$2.05	$1.88	$1.84	$1.72
Operating (loss) earnings available to common shareholders (1)(3)	$(642)	$492	$931	$433	$841
Operating return on beginning diluted book value per common share and common share equivalents outstanding (2)(3)	(10.1)%	7.4%	22.3%	11.5%	26.1%
Weighted average number of common shares and common share equivalents outstanding	67.6	78.2	63.9	55.6	57.6
Non-life ratios
Loss ratio	96.7%	65.9%	52.7%	63.9%	50.8%
Acquisition ratio	21.3	21.3	21.9	23.3	22.9
Other operating expense ratio	7.4	7.8	7.2	6.9	6.7

Combined ratio	125.4%	95.0%	81.8%	94.1%	80.4%

	At December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Total investments, funds held – directly managed and cash and cash equivalents	$17,898	$18,181	$18,165	$11,724	$11,572
Total assets	22,855	23,364	23,733	16,279	16,149
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	12,919	12,417	12,427	8,943	8,773
Debt related to senior notes	750	750	250	250	—
Debt related to capital efficient notes	71	71	71	258	258
Long-term debt	—	—	—	200	620
Total shareholders’ equity	6,468	7,207	7,646	4,199	4,322
Diluted book value per common share and common share equivalents outstanding	$84.82	$93.77	$84.51	$63.95	$67.96
Number of common shares outstanding, net of treasury shares	65.3	70.0	82.6	56.5	54.3

(1)	Operating earnings or loss available to common shareholders is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net realized gain on purchase of CENts, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(2)	Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding at the beginning of the year. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(3)	Effective January 1, 2011, Management redefined its operating earnings or loss available to common shareholders calculation to additionally exclude net foreign exchange gains or losses. In addition, Management redefined its Operating return on beginning diluted book value per share and common share equivalents outstanding calculation to measure operating return on a diluted per share basis (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity). Operating earnings or loss and Operating ROE for all periods presented have been recast to reflect the Company’s redefined non-GAAP measures. See Key Financial Measures in Item 7 of Part II of this report for a discussion of Management’s reasons for redefining these measures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reflects the consolidated results of the Company and its subsidiaries for the years ended December 31, 2009, 2010 and 2011, including the results of Paris Re from October 2, 2009, the date of the acquisition of the controlling interest (Acquisition Date).

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks. The Company’s economic objective is to manage a portfolio of risks that will generate compound annual Diluted Book Value per Share growth of 10% over the reinsurance cycle and an average Operating Return on Equity (ROE) of 13% over a reinsurance cycle. Management assesses both of these economic objectives over the reinsurance cycle, rather than any particular quarterly or annual period, given the Company’s profitability is significantly affected by the level of large catastrophic losses that it incurs each period. Both of these metrics are defined below in Key Financial Measures.

Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes that ensure the intelligent and consistent evaluation and valuation of risk, and ultimately provide an appropriate return to shareholders. For further discussion of the Company’s risk management framework, see Risk Management in Item 1 of Part I of this report.

The following discussion provides an overview of the Company’s business and trends and commentary regarding the outlook for 2012 in each business.

Non-life reinsurance business, trends and 2012 outlook

The Company generates its Non-life reinsurance revenue from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply of capital in the industry and demand for reinsurance and other risk transfer products. The reinsurance business is also influenced by several other factors, including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions.

In its reinsurance portfolio, the Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its risk management strategy and its financial strength. In assuming its clients’ risks, the Company removes the volatility associated with those risks from the clients’ financial statements, and then manages those risks and the risk-related volatility. Through its broad product and geographic diversification, its execution capabilities and its local presence in most major markets, the Company is able to stabilize returns, respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.

A key challenge facing the Company is to successfully manage risk through all phases of the reinsurance cycle. The Company believes that its long-term strategy of closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification and balance of its portfolio, will optimize returns over the reinsurance cycle. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management believes it has achieved appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel, and that this diversification, in addition to the financial strength of the Company and its strong global franchise, will help to mitigate cyclical declines in underwriting profitability and to achieve a more stable return over the reinsurance cycle.

The Non-life reinsurance market has historically been highly cyclical in nature. The reinsurance cycle is driven by competition, the amount of capital and capacity in the industry, loss events and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product, asset and geographic diversification of risks.

The cyclicality of the Non-life reinsurance market is characterized by cycles of growth and decline, known as hard and soft insurance cycles. Since late 2003, the Company began to see the emergence of a soft market across most of lines of business with general decreases in pricing and profitability. With the exception of lines and markets impacted by specific events, this trend continued throughout the decade. In 2011, this trend broadly continued with diverse conditions prevailing in various markets. Certain markets and lines of business in the Company’s Non-life segment experienced increased competition, higher cedant retentions and declines in pricing, while the terms in other markets strengthened or remained stable. The Company also experienced increases in pricing in certain loss affected lines of business and markets, which were primarily related to the increased catastrophic and large loss activity during 2011. The most significant events impacting the Company during 2011 were the Japan Earthquake, the February and June 2011 New Zealand Earthquakes, Thailand Floods, U.S. tornadoes and the Australian Floods, which together with the impact of aggregate contracts covering losses in Australia and New Zealand are collectively referred to as 2011 catastrophic events.

During the January 2012 renewals, the Company experienced a modest increase in expected premium volume despite fragmented market conditions with reductions in pricing and increased cedant retentions in certain lines of business, while pricing improvements were observed in other areas. Management believes it has improved the balance and diversification in its portfolio by continuing to reduce its catastrophe exposures at January 1, 2012.

Life reinsurance business, trends and 2012 outlook

The Company’s Life segment derives revenues primarily from renewal premiums from existing reinsurance treaties and new premiums from existing or new reinsurance treaties. The long-term profitability of the Life segment mainly depends on the volume and amount of death claims incurred and the ability to adequately price the risk the Company assumes. The life reinsurance policies are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. The volume of the business may be reduced each year by terminations of the underlying treaties related to lapses, voluntary surrenders, death of insureds and recaptures by ceding companies. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and can fluctuate significantly from quarter to quarter or from year to year.

Within the Company’s Life segment, the reinsurance market is differentiated between mortality (including disability) and longevity products, with mortality being the larger market. For both the mortality and longevity markets, the Company observed attractive opportunities to grow the portfolio during 2011. Management believes the life business provides the Company with additional diversification benefits and balance to its portfolio as it is generally non-correlated to the Company’s Non-life business. The Company does not write new life business in the U.S. market.

Given the majority of the Company’s Life segment contracts are written on a continuous basis, the January 1 renewals impact a relatively limited portion of the portfolio, which is exclusive to the mortality line. The Company observed unchanged pricing conditions and terms for renewals, leading the Company to cancel or reduce certain treaty participations, which was largely offset by improved terms on certain other existing treaties and new business from both new and existing clients.

Capital markets business, trends and 2012 outlook

The Company generates revenue from its high quality investment portfolio, as well as the investments underlying the funds held – directly managed account, through net investment income, including coupon interest on fixed maturities and dividends on equities, and realized and unrealized gains and losses on investments.

For the Company’s capital markets risks, which include both public and private market investments, diversification of risk is critical to achieving the risk and return objectives of the Company. The Company’s investment policy distinguishes between liquid, high quality assets that support the Company’s liabilities, and the more diversified, higher risk asset classes that make up the Company’s capital funds. While there will be years where capital markets risks achieve less than the risk-free rate of return, or potentially even negative results, the Company believes the rewards for assuming these risks in a disciplined and measured way will produce a positive excess return to the Company over time. Additionally, since capital markets risks are not fully correlated with the Company’s reinsurance risks, this increases the overall diversification of the Company’s total risk portfolio.

The Company’s capital markets and investment operations, including public and private market investments, have experienced volatile market conditions since the middle of 2007, reflecting the continued instability in the global economy and financial markets. The Company believes that capital market risks managed in a disciplined and measured way will generate positive excess returns to the Company over time.

The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. The Company allocates its invested assets into two categories: liability funds and capital funds. See the discussion of liability funds and capital funds in Financial Condition, Liquidity and Capital Resources. A key challenge for the Company is achieving the right balance between current investment income and total returns (that include price appreciation or depreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and its funds held – directly managed account and allocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. Similarly, the Company reduces its exposure to risk asset classes where returns are underperforming. The Company may also lengthen or shorten the duration of its fixed income portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions. During 2011, the Company shortened the duration of its fixed income portfolio given historically low interest rates and to limit the impact of a potential rise in interest rates.

Assuming constant foreign exchange rates, Management expects net investment income to decrease in 2012 compared to 2011 primarily due to lower reinvestment rates with low government yields expected to continue throughout 2012. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive (Loss) Income, Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009:

		December 31, 2011	December 31, 2010
Diluted book value per common share and common share equivalents outstanding (1)		$84.82	$93.77

	2011	2010	2009
Operating (loss) earnings available to common shareholders (in millions of U.S. dollars) (2)	$(642)	$492	$931
Operating return on beginning diluted book value per common share and common share equivalents outstanding (3)	(10.1)%	7.4%	22.3%
Combined ratio (4)	125.4%	95.0%	81.8%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (operating earnings or loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net realized gain on purchase of capital efficient notes (CENts), net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its operating earnings or loss calculation, as discussed below.
(3)	Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. For the year ended December 31, 2009, following the acquisition of Paris Re, Management adjusted Operating ROE to be the sum of the operating earnings per diluted share for the nine months ended September 30, 2009 divided by the beginning diluted book value per common share plus the operating earnings per diluted share for the three months ended December 31, 2009 divided by the beginning diluted book value per common share plus the per diluted share impact of equity issued related to the acquisition of Paris Re. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the nearest GAAP financial measure below. Effective January 1, 2011, Management redefined its Operating ROE calculation, as discussed below.
(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Effective January 1, 2011, Management redefined its operating earnings or loss available to common shareholders (operating earnings or loss) calculation to additionally exclude net foreign exchange gains or losses. Management believes that net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. In addition, Management redefined its Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity) calculation to measure Operating ROE on a diluted per share basis. Management believes that the redefined Operating ROE incorporates capital management activities whilst still being based on the concept of deploying available capital on an annual basis. Operating earnings or loss and Operating ROE for the years ended December 31, 2010 and 2009 have been recast to reflect the Company’s redefined non-GAAP measures.

Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share): Management uses compound annual growth rate in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s share price. Management has set a target compound annual growth rate of 10% in Diluted Book Value per Share, after the payment of dividends, over the reinsurance cycle. Diluted Book Value per Share is impacted by the Company’s net income or loss, capital resources management and external factors such as foreign exchange, interest rates, credit spreads and equity markets, which can drive changes in realized and unrealized gains or losses on its investment portfolio.

The Company’s Diluted Book Value per Share decreased by 10% to $84.82 at December 31, 2011 from $93.77 at December 31, 2010, primarily due to the comprehensive loss of $537 million. The comprehensive loss was driven by the net loss of $520 million resulting primarily from the significant level of 2011 catastrophic events and dividends declared on the Company’s common and preferred shares of $206 million. These decreases were partially offset by the accretive impact of share repurchases during 2011. Net loss for the year ended December 31, 2011 and the significant level of 2011 catastrophic losses are described in Overview and Review of Net (Loss) Income below.

Over the past five years, since December 31, 2006, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 8% and over the past ten years, since December 31, 2001, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 11%. Both the 5-year and the 10-year compound annual growth rates, compared to the decrease in Diluted Book Value per Share during 2011, illustrate why Management takes a longer-term view of growth in Diluted Book Value per Share over the reinsurance cycle, given single periods can be volatile as a result of the level of catastrophe losses incurred.

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

Operating earnings decreased by $1,134 million, from $492 million in 2010 to a loss of $642 million in 2011 mainly due to a decrease in the Non-life underwriting result of $1,177 million, which was driven primarily by the large 2011 catastrophic events, and to a lesser extent, a decrease in net investment income of $44 million. These decreases were partially offset by lower corporate operating expenses of $67 million and an increase in the Life underwriting result of $24 million.

Operating earnings decreased by $439 million from $931 million in 2009 to $492 million in 2010 primarily due to a decrease in the Non-life underwriting result of $451 million, a decrease in Life underwriting result of $40 million and various other factors. These factors contributing to a decrease in operating earnings were partially offset by a lower tax expense that is attributable to operating earnings of $77 million and an increase in net investment income of $77 million.

These factors contributing to the increases or decreases in operating earnings in 2011 compared to 2010 and in 2010 compared to 2009 are further described in Overview and Review of Net (Loss) Income below.

The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most comparable GAAP financial measure for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars):

	2011	2010	2009
Net (loss) income	$(520)	$853	$1,537
Less:
Net realized and unrealized investment gains, net of tax	15	301	497
Net realized gain on purchase of capital efficient notes, net of tax	—	—	57
Net foreign exchange gains, net of tax	67	13	1
Interest in (losses) earnings of equity investments, net of tax	(7)	12	16
Dividends to preferred shareholders	47	35	35

Operating (loss) earnings available to common shareholders	$(642)	$492	$931

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

Operating ROE decreased from 7.4% in 2010 to a loss of 10.1% in 2011. The decrease in Operating ROE was primarily due to the decrease in operating earnings, which was driven by the large 2011 catastrophic events.

Operating ROE decreased from 22.3% in 2009 to 7.4% in 2010 primarily due to the decrease in operating earnings and a higher beginning diluted book value per share balance in 2010 compared to 2009, which also resulted in a reduction in the Company’s premium leverage. The higher beginning diluted book value per share balance in 2010 was due to the strong net income during 2009.

The factors contributing to increases or decreases in operating earnings are described further in Operating earnings or loss available to common shareholders above and in Overview and Review of Net (Loss) Income.

The average Operating ROE for the last five years and ten years was 11.4% and 12.2%, respectively. Both the 5-year and the 10-year averages reflect higher Operating ROE primarily in years that were not impacted by any significant catastrophic losses, and illustrates why management measures performance based on an average Operating ROE target over the reinsurance cycle rather than focusing on the results for single periods, which can be volatile depending on the level of catastrophic losses incurred.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most comparable GAAP financial measure for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009 (1)
Return on beginning diluted book value per common share calculated with net (loss) income per share available to common shareholders	(9.0)%	12.4%	37.4%
Less:
Net realized and unrealized investment gains, net of tax, on beginning diluted book value per common share	0.2	4.6	13.3
Net realized gain on purchase of capital efficient notes, net of tax, on beginning diluted book value per common share	—	—	1.5
Net foreign exchange gains, net of tax, on beginning diluted book value per common share	1.0	0.2	—
Net interest in (losses) earnings of equity investments, net of tax, on beginning diluted book value per common share	(0.1)	0.2	0.3

Operating return on beginning diluted book value per common share	(10.1)%	7.4%	22.3%

(1)	For the year ended December 31, 2009, following the acquisition of Paris Re, Management adjusted the return on beginning diluted book value per common share and common share equivalents outstanding to be the sum of the results for the nine months ended September 30, 2009 divided by beginning of year diluted book value per common share and common share equivalents outstanding plus the results for the three months ended December 31, 2009 divided by beginning of year diluted book value per common share and common share equivalents outstanding plus the equity issued related to the acquisition of Paris Re.

Combined Ratio: The combined ratio is used industry-wide as a measure of underwriting profitability for Non-life business. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other operating expenses are less than the premiums earned on that business. While an important metric of underwriting profitability, the combined ratio does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately made to clients. The key challenges in managing the combined ratio metric consist of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines or markets, and (iii) maintaining control over expenses.

Since 2002, the Company has had eight years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment, with the only exceptions being 2005 and 2011. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses, with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%. In

2011, when the industry incurred a high frequency of large losses related to the 2011 catastrophic events the Company recorded a net underwriting loss and Non-life combined ratio of 125.4%.

The increase in the Non-life combined ratio of 30.4 points to 125.4% in 2011 from 95.0% in 2010 was primarily due to an increase in catastrophic loss activity. The large 2011 catastrophic events contributed 45.2 points to the combined ratio in 2011. In comparison, the Non-life combined ratio included 13.9 points for the year ended December 31, 2010 related to the Chile Earthquake, 2010 New Zealand Earthquake, the explosion and subsequent sinking of the Deepwater Horizon Drilling Platform (Deepwater Horizon) and an aggregate contract covering losses in Australia and New Zealand (collectively, 2010 catastrophic and large loss events).

The increase in the Non-life combined ratio of 13.2 points to 95.0% in 2010 from 81.8% in 2009 was primarily due to 13.9 points related to the 2010 catastrophic and large loss events, compared to no large catastrophic loss activity in 2009.

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

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company’s accounting policies. The sensitivity estimates that follow are based on outcomes that the Company considers reasonably likely to occur.

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

Reserving line for Non-life Segment	Non-life Sub-segment	Immature Underwriting Years	Mature Underwriting Years
Agriculture	North America and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Aviation / Space	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Casualty	North America	Expected Loss Ratio	Reported B-F

Casualty / Specialty Casualty	Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F

Catastrophe	Catastrophe	Expected Loss Ratio based on exposure analysis	Reported B-F

Credit / Surety	North America and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported B-K

Energy Onshore	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F / Reported B-K	Reported CL / Reported B-F

Engineering	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Marine / Energy Offshore	Global (Non-U.S.) Specialty	Reported B-F / Expected Loss Ratio	Reported B-F

Motor	North America	Expected Loss Ratio / Reported B-F	Expected Loss Ratio / Reported B-F

Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio	Reported B-F

Motor—Proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F	Reported B-F

Multiline	North America	Expected Loss Ratio / Reported B-F	Reported B-F

Property	North America	Reported B-F / Expected Loss Ratio	Reported B-F

Property / Specialty Property	Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Reported B-K / Expected Loss Ratio / Reported B-F	Reported CL

Other	North America, Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Periodic actuarial studies	Periodic actuarial studies

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

During 2011, 2010 and 2009, the Company reviewed its estimate for prior year losses for the Non-life segment and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable reserve development for each sub-segment of the Company’s Non-life segment for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars):

	2011	2010	2009
Net Non-life prior year favorable reserve development:
North America	$189	$165	$177
Global (Non-U.S.) P&C	116	98	152
Global (Non-U.S.) Specialty	129	171	108
Catastrophe	96	44	49

Total net Non-life prior year favorable reserve development	$530	$478	$486

The net Non-life prior year favorable reserve development for the years ended December 31, 2011, 2010 and 2009 was driven by the following factors (in millions of U.S. dollars):

	2011	2010	2009
Net Non-life prior year (adverse) favorable reserve development:
Net prior year reserve development due to changes in premiums (1)	$(59)	$(7)	$9
Net prior year reserve development due to all other factors (2)	589	485	477

Total net Non-life prior year favorable reserve development	$530	$478	$486

(1)	Net prior year reserve development due to changes in premiums includes, but it is not limited to, the impact to prior years reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable reserve development by Non-life sub-segment, see Results by Segment below and Note 9 to Consolidated Financial Statements in Item 8 of Part II of this report.

The table below summarizes the net prior year favorable (adverse) reserve development for the year ended December 31, 2011 by reserving line for the Company’s Non-life segment (in millions of U.S. dollars):

Reserving lines	Net favorable (adverse) prior year reserve development
Agriculture	$17
Aviation / Space	50
Casualty / Specialty Casualty	172
Catastrophe	96
Credit / Surety	48
Energy Onshore	(11)
Engineering	(2)
Marine / Energy Offshore	23
Motor—Non-U.S. Non-proportional business	54
Motor—Non-U.S. Proportional business	3
Motor—North America business	(2)
Multiline	21
Property / Specialty Property	59
Other	2

Total net Non-life prior year favorable reserve development	$530

The following paragraphs discuss how losses paid and reported during the year ended December 31, 2011 compared with the Company’s expectations, and how the Company modified its reserving parameter assumptions in line with the emerging development in each reserving line.

Agriculture: Aggregate losses reported during the year for North America business were below the Company’s expectations, and primarily related to the 2010 underwriting year, while Global (Non-U.S.) business was in line with expectations. The Company lowered its loss ratio picks, but did not otherwise materially alter its reserving assumptions.

Aviation / Space: The overall losses reported during the year were significantly lower than the Company’s expectations. The Company reflected this experience by selecting lower loss ratios for underwriting years 2008 to 2010.

Casualty / Specialty Casualty: Aggregate losses reported for North America casualty lines have been significantly lower than expected, predominantly for underwriting years 2003-2007. The Company reflected this favorable experience partially by giving more weight to loss experience based actuarial indications that resulted in lower loss ratio picks for those underwriting years. In addition, actual development of claims relating to the financial crisis of 2008-2009 has been less than expected and ultimate loss estimates have reduced as a result. For Global (Non-U.S.) lines, overall reported losses were lower than expected for underwriting years 2003-2008 for business in both Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments. The Company reflected this experience by reducing the loss ratio selections as well as changing in the initial expected loss ratio and loss development tail factor assumptions.

Catastrophe: Reserves established for the catastrophe line are primarily a function of the presence or absence of catastrophic events during the year, and the complexity and uncertainty associated with estimating unpaid losses from these large disclosed events. In addition, reserves are established in consideration of mid-sized and attritional loss events that occur during a year. Approximately half the reduction in prior year reserves is a result of catastrophic and mid-sized losses developing better than expected and the remainder of the reduction resulted from lower than expected development of attritional losses.

Credit / Surety: Aggregate losses reported during the year were higher than expected for North America business due to an individual loss reported impacting the 1998 and 1999 underwriting years. For Global (Non-U.S.) business, loss development was significantly better than expected, primarily for the underwriting year 2009, which was impacted by the financial crisis. The Company reduced the loss ratios for most prior underwriting years reflecting the fact that loss emergence was lower than expected.

Energy Onshore: Aggregate reported losses were higher than expected during the year, which was driven by increases in premium exposure for various underwriting years, primarily for the underwriting year 2010. The Company did not materially change its reserving assumptions for this line.

Engineering: Aggregate reported losses were modestly higher than expected losses for the year, which was driven by increases in premium exposure for various underwriting years. The Company did not materially change its reserving assumptions for this line.

Marine/Energy Offshore: Aggregate reported losses during the year were lower than expected. The Company reacted to the favorable experience by reducing loss ratios for the 2007- 2009 underwriting years.

Motor:

•

Aggregate losses reported for North American motor line were modestly higher than expected for the 2008 -2010 underwriting years. The Company selected higher loss ratios reflecting this development for those specific years.

•

Aggregate losses reported for the Global (Non-U.S.) motor non-proportional line were significantly lower than expectations in most countries resulting in the Company lowering its loss development tail factor assumptions in addition to reflecting the experience within their loss ratio picks.

•

Aggregate losses reported for the Global (Non-U.S.) motor proportional line were modestly lower than expected resulting in the Company lowering its loss development tail factor assumptions in addition to reflecting the experience within their loss ratio picks.

Multiline: Reported losses were lower than expected for most underwriting years. In addition to selecting lower loss ratios due to the reported loss development, the Company also reflected this experience through the updating of loss development factors for this line.

Property / Specialty Property: Aggregate losses reported for North America and Global (Non-U.S.) property lines were lower than expected for most years. The Company reflected this experience by decreasing its loss ratios for the most recent underwriting years.

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

Reserving lines selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	5 points	3 months	2%	(5) points	(3) months	(2)%
Aviation / Space	5	3	5	(5)	(3)	(5)
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit / Surety	5	3	2	(5)	(3)	(2)
Energy Onshore	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Marine / Energy Offshore	5	3	5	(5)	(3)	(5)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Motor—North America business	5	3	2	(5)	(3)	(2)
Multiline	5	6	5	(5)	(6)	(5)
Property / Specialty Property	5	3	2	(5)	(3)	(2)

Reserving lines selected sensitivity (in millions of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	$20	$10	$—	$(20)	$—	$—
Aviation / Space	10	20	10	(10)	(10)	(5)
Casualty / Specialty Casualty	310	150	215	(305)	(90)	(205)
Catastrophe	10	5	—	(10)	—	—
Credit / Surety	40	20	5	(40)	(10)	(5)
Energy Onshore	10	20	—	(10)	(15)	—
Engineering	35	50	40	(35)	(30)	(30)
Marine / Energy Offshore	25	25	5	(25)	(15)	—
Motor—Non-U.S. Non-proportional business	40	30	45	(40)	(30)	(55)
Motor—Non-U.S. Proportional business	10	10	5	(10)	—	(5)
Motor—North America business	10	10	5	(10)	(5)	(5)
Multiline	10	15	30	(10)	(10)	(20)
Property / Specialty Property	50	100	5	(50)	(40)	(10)

(1)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

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

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at December 31, 2011 by reserving line for the Company’s Non-life operations (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Agriculture	$15	$—	$219	$234	$—	$234
Aviation / Space	263	2	180	445	(46)	399
Casualty / Specialty Casualty	1,530	110	2,572	4,212	(30)	4,182
Catastrophe	688	317	427	1,432	(81)	1,351
Credit / Surety	258	4	169	431	—	431
Energy Onshore	133	4	82	219	(5)	214
Engineering	282	1	172	455	(15)	440
Marine / Energy Offshore	397	18	390	805	(160)	645
Motor—Non-U.S. Non-proportional business	477	2	378	857	(2)	855
Motor—Non-U.S. Proportional business	99	—	78	177	(7)	170
Motor—North America business	110	4	140	254	—	254
Multiline	81	17	118	216	—	216
Property / Specialty Property	855	17	638	1,510	(7)	1,503
Other	—	—	26	26	—	26

Total Non-life reserves	$5,188	$496	$5,589	$11,273	$(353)	$10,920
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at December 31, 2011. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company, and the range of actuarial estimates at December 31, 2011 and 2010, were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2011 Net Non-life sub-segment loss reserves:
North America	$3,265	$3,427	$2,620
Global (Non-U.S.) P&C	2,614	2,747	2,287
Global (Non-U.S.) Specialty	3,690	3,910	3,207
Catastrophe	1,351	1,392	1,212

2010 Net Non-life sub-segment loss reserves:
North America	$3,173	$3,390	$2,506
Global (Non-U.S.) P&C	2,693	2,937	2,332
Global (Non-U.S.) Specialty	3,609	3,764	3,207
Catastrophe	843	889	795

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,920 million of net Non-life loss reserves at December 31, 2011, net loss reserves for accident years 2005 and prior of $1,012 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business – Reserves in Item 1 of Part I of this report.

In 2011, the Company was exposed to a high frequency of large catastrophic events on a worldwide basis. The events that had a material impact on the Company were the Japan Earthquake, the February and June 2011 New Zealand Earthquakes, the Thailand Floods, the U.S. tornadoes and the Australian Floods (the 2011 catastrophic events). Reserves were established for each of these events after the consideration of catastrophe model output, industry loss experience, cedant advices, contract by contract analysis of the Company’s exposure, actual claims development, on site claims audits performed by the Company, developments relating to legal and contractual liability, and management judgment concerning the complexity and uncertainties in estimating the ultimate losses given the nature and number of events.

Given the number and complex nature of the 2011 catastrophic events, a significant amount of judgment was used to estimate the range of potential losses from these events and there remains a considerable degree of uncertainty related to the range of possible ultimate liabilities. These risks and uncertainties include the ongoing cedant and industry revisions of various magnitudes for each of these events, the inability to access certain areas and zones affected by these events to reliably assess claims information, the continuing uncertainty regarding government regulations with respect to the standards of rebuilding in certain affected areas, the degree to which inflation impacts material required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for these events. In addition, there is additional complexity related to the 2011 and 2010 New Zealand Earthquakes given multiple earthquakes have occurred in the same region in a relatively short time period, resulting in cedants revising their allocation of losses between various treaties, under which the Company may provide different amounts of coverage.

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and the February and June 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region. Further, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its loss estimates related to the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2011.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, the Company has recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to the 2011 catastrophic events within its Catastrophe sub-segment. The additional gross reserves recorded are in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate, as discussed in the preceding paragraphs.

The Company will continue to evaluate the additional gross reserves that have been recorded at December 31, 2011 as part of its future periodic reserving process. Any changes to the amounts recorded will be based on updated or new information and Management’s assessment of remaining uncertainty related to the specific factors regarding the 2011 catastrophic events given any new or updated information. Changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses at December 31, 2011 included $195 million that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2011 was $203 million, which primarily relates to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $127 million, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $76 million in gross reserves, the majority relates to casualty exposures in the United States arising from business written by PartnerRe SA and PartnerRe U.S.

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

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life segment, which predominately includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, TCI primarily written in the U.K. and Ireland, and GMDB business primarily written in Continental Europe.

The Company categorizes life reserves into three types of reserves: reported outstanding loss reserves (case reserves), incurred but not reported (IBNR) reserves and reserves for future policy benefits. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Reserves for future policy benefits, which relate to future events occurring on policies in force over an extended period of time, are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of reserves for future policy benefits have been determined based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Case reserves, IBNR reserves and reserves for future policy benefits are generally calculated at the treaty level. The Company updates its estimates for each of the aforementioned categories on a periodic basis using information received from its cedants.

The Company’s reserving practices begin with the categorization of the contracts written as short duration, long duration, or universal life business for U.S. GAAP reserving purposes. This categorization determines the Company’s reserving methodology which is described by line of business below.

Longevity

The reserves for the annuity portfolio of reinsurance contracts within the longevity book are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP. Many of these contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. For long duration contracts, the Company establishes initial reserves based upon Management’s best estimate of policy benefits and includes a provision for adverse deviation. Management’s best estimate relies upon actuarial indications of future policy benefits. The provision for adverse deviation contemplates reasonable deviations from the best estimate assumptions for the key risk elements relevant to the product being evaluated, including mortality, critical illness, persistency, expenses, and discount rate among others, and are recorded in accordance with U.S. GAAP and applicable actuarial standards. The Company’s actuaries annually verify the current reserving assumptions in consideration of evolving experience and the actuarial indications for assumptions relating to future policy benefits, including mortality, critical illness, persistency, and future investment income, among others. Management makes no adjustments to recorded deferred acquisition costs or future policy benefits if the actuarial indications conclude that current recorded U.S. GAAP policy benefits are adequate. The Company establishes a premium deficiency reserve, or an increase to future policy benefits to the extent that deferred acquisition costs are insufficient to cover the premium deficiency reserve, if the actuarial indication of life policy benefits is greater than current recorded aggregate amounts for policy benefits, settlement costs, and deferred acquisition costs.

For standard annuities, the main risk is a faster increase in future life span than expected in the medium to long term. Non-standard annuities are annuities sold to people with aggravated health conditions and are usually medically underwritten on an individual basis and the main risk is the inadequate assessment of the future life span of the insured.

Mortality

The reserves for the short-term mortality business are established in accordance with the provisions for short duration insurance contracts under U.S. GAAP. They consist of case reserves and IBNR, calculated at the treaty level based upon cedant information. The Company’s reserving methodology includes a quarterly review of actual experience against expected experience and the use of the Expected Loss Ratio method described in Losses and Loss Expenses above. Given the very short-term loss development of this portion of the portfolio, this method is considered appropriate.

The reserves for the long-term traditional mortality and TCI reinsurance portfolio are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP and follow the reserving methodology discussed under the Longevity section above.

The reserves for the guaranteed minimum death benefits (GMDB) reinsurance business are established in accordance with the provisions for universal life contracts under U.S. GAAP. Key actuarial assumptions for this business are mortality, lapses, interest rates, expected returns on cash and bonds and stock market performance. For the last parameter, a stochastic option pricing approach is used and the benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The assumptions of investment performance and volatility are consistent with expected future experience of the respective underlying funds available for policyholder investment options. Recorded reserves for GMDB reflect Management’s best estimate which relies upon the quarterly actuarial indications.

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at December 31, 2011 (in millions of U.S. dollars):

Reserving lines	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life reserves recorded	Ceded reserves	Total net Life reserves recorded
Mortality	$188	$474	$461	$1,123	$(5)	$1,118
Longevity	1	78	444	523	(5)	518

Total policy benefits for life and annuity contracts	$189	$552	$905	$1,646	$(10)	$1,636

Total gross policy benefits for life and annuity contracts include provisions for adverse deviation of $108 million and $85 million at December 31, 2011 and 2010, respectively. The increase in the provisions for adverse deviation is a result of new business written in the longevity line.

As an example of the sensitivity of the Company’s policy benefits for life and annuity contracts to reserving parameter assumptions, the table below summarizes, by reserving line, the effect of different assumption selections.

Reserving lines	Factors	Change	Impact on total Life reserves (in millions of U.S. dollars)
Longevity
Non-standard annuities	Life expectancy	+ 1 year	$34
Standard annuities	Mortality improvements per annum	1%	177
Mortality
Long-term and TCI	Mortality	1%	30
GMDB	Stock market performance	-10%	6

The sensitivity of a 1% per annum improvement in mortality rates related to standard annuities in the longevity line has increased from $122 million in 2010 to $177 million in 2011 due to a significant mortality swap written in the longevity line in 2011.

It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual premium reported data. Approximately, 43%, 42% and 48% of the Company’s reported net premiums written for 2011, 2010 and 2009, respectively, were based upon estimates.

Under proportional treaties, which represented 69% of the Company’s total gross premiums written for the year ended December 31, 2011, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty. As such, reported premiums written and earned and acquisition costs on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of premium estimates requires a review of the Company’s experience with cedants, familiarity with each market, an understanding of the characteristics of each line of business and Management’s assessment of the impact of various other factors on the volume of business written and ceded to the Company. Premium and acquisition cost estimates are updated as new information is received from the cedants and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Under non-proportional treaties, which represented 31% of the Company’s total gross premiums written for the year ended December 31, 2011, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant. In addition, many of the non-proportional treaties include reinstatement premium provisions. Reinstatement premiums are recognized as written and earned at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on Management’s estimate of losses and loss expenses associated with the loss event.

The magnitude and impact of changes in premium estimates differs for proportional and non-proportional treaties. Although proportional treaties may be subject to larger changes in premium estimates compared to non-proportional treaties, as the Company generally receives cedant statements in arrears and must estimate all premiums for periods ranging from one month to more than one year (depending on the frequency of cedant statements), the pre-tax impact is mitigated by changes in the cedant’s related reported acquisition costs and losses. The impact of the change in estimate on premiums earned and pre-tax results varies depending on when the change becomes known during the risk period and the underlying profitability of the treaty. Non-proportional treaties generally include a fixed minimum premium and an adjustment premium. While the fixed minimum premiums require no estimation, adjustment premiums are estimated and could be subject to changes in estimates.

The following table shows the amounts recorded within net premiums written and earned that related to changes in prior year premium estimates reported by cedants for each Non-life sub-segment for the year ended December 31, 2011 (in millions of U.S. dollars):

Non-life sub-segment	Net premiums written	Net premiums earned
North America	$(50)	$(30)
Global (Non-U.S.) P&C	23	20
Global (Non-U.S.) Specialty	120	39
Catastrophe	35	29

Total	$128	$58

These increases in net premiums written and earned, after the corresponding adjustments to acquisition costs and losses and loss expenses, had no material impact on the Company’s consolidated pre-tax net loss. However, as shown, these adjustments are the result of offsetting impacts in each of the Company’s Non-life sub-segments for the year ended December 31, 2011.

As an example of the sensitivity of the Company’s Non-life net premiums written and acquisition costs to changes in estimates, the table below summarizes the effect of different assumption selections on pre-tax net loss based on amounts recorded for the year ended December 31, 2011 (in millions of U.S. dollars):

	Change	Impact on pre-tax net loss
Net premiums written – Non-life proportional treaties (1)	+/-5%	$+/-8
Net premiums written – Non-life non-proportional treaties (2)	+/-5%	+/-26
Acquisition costs – all Non-life treaties (3)	+/-1%	+/-4

(1)	The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and is made by applying the reported technical ratio, before the impact of the 2011 catastrophic events and prior year loss reserve development, for the year ended December 31, 2011.
(2)	The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and also assume there is no change in losses and loss expenses.
(3)	The estimate relates to all of the Company’s Non-life treaties (both proportional and non-proportional) and assumes that the changes become known at the mid-point of the risk period and also assumes there is no change in premium estimates.

Acquisition costs, primarily brokerage fees, commissions and excise taxes, which vary directly with, and are directly related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. Deferred policy acquisition costs recoverability testing is performed periodically together with the reserve adequacy test, based on the latest best estimate assumptions by line of business.

Income Taxes

Under U.S. GAAP, a deferred tax asset or liability is to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. U.S. GAAP also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company has also established tax liabilities relating to uncertain tax positions as defined under U.S. GAAP of $12 million at December 31, 2011 (see Notes 2(l) and 15 to Consolidated Financial Statements in Item 8 of Part II of this report).

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2011 of $157 million, net of a valuation allowance of $29 million. The most significant components of the deferred tax asset relate to loss reserve discounting for tax purposes.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, capital gains and losses, and technical and expense ratios. Based on these projections and an analysis of the ability to utilize loss and foreign tax credits carryforwards at the taxable entity level, Management evaluates the need for a valuation allowance. The valuation allowance of $29 million, recorded at December 31, 2011, related to a tax loss carryforward in Singapore.

In accordance with U.S. GAAP, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions.

As an example of the sensitivity of the Company’s unrecognized tax benefit related to uncertain tax positions, deferred tax asset and net deferred tax liability, the table below summarizes the impact of different assumption selections on the Company’s net loss and the corresponding impact on net assets based on amounts recorded at December 31, 2011 (in millions of U.S. dollars):

	2011	Change	Impact on net loss and net assets
Unrecognized tax benefit related to uncertain tax positions	$(12)	+10%	$(1)
Deferred tax asset	157	-10%	(16)
Net deferred tax liability	(200)	+10%	(20)

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

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. See Note 3 to Consolidated Financial Statements in Item 8 of Part II of this report for more detail on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities and short-term investments, equities, other invested assets and its fixed maturities, short-term investments and other invested assets underlying the funds held – directly managed account. See Note 6 to Consolidated Financial Statements in Item 8 of Part II of this report for more discussion of the Company’s use of derivative financial instruments.

The Company records all of its fixed maturities, short-term investments and equities, certain other invested assets, including derivative financial instruments, and its fixed maturities, short-term investments and certain other invested assets underlying the funds held – directly managed account at fair value in its Consolidated Balance Sheets. The changes in fair value of all of the Company’s investments, carried at fair value, are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations and are included in the determination of net income or loss in the period in which they are recorded.

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2011, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

2011
Fixed maturities	$480
Equities	16
Other invested assets	97
Funds held – directly managed	16

Total	$609

For the Company’s Level 3 fixed maturities, equities, other invested assets and investments underlying the funds held – directly managed account, a 10% decline in the fair value of these investments at December 31, 2011 would result in a $61 million pre-tax charge to net income or loss and a corresponding reduction in total assets.

In addition, included in the Company’s other invested assets are various investments which are accounted for using the cost method of accounting, equity method of accounting or investment company accounting, totaling $268 million at December 31, 2011. The Company does not measure its investments that are accounted for using any of these three methods at fair value. For investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting, a 10% decline in the carrying value of these investments at December 31, 2011 would result in a $27 million pre-tax charge to net income or loss and a corresponding reduction in investments and total assets.

The Company utilizes derivatives for a variety of purposes (see Note 6 to Consolidated Financial Statements in Item 8 of Part II of this report). The Company’s derivatives are carried at fair value, which is based on quoted market prices or internal valuation models where quoted market prices are not available. Most of the Company’s derivatives are fair valued using quoted prices in active markets (an insignificant fair value at December 31, 2011), referred to as Level 1 assets, or using significant other observable inputs (fair value of $7 million net unrealized loss at December 31, 2011), referred to as Level 2 assets. In addition, the Company has certain total return swaps and insurance-linked securities that are fair valued using significant other unobservable inputs, and are included in the Level 3 other invested assets. The total return swaps and insurance-linked securities that are classified as Level 3 have a combined fair value of $6 million net unrealized gain on combined notional exposure of $253 million.

In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. However, at December 31, 2011, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $5 million decrease or a $5 million increase, respectively, in the fair value of its Level 3 total return and interest rate swap portfolio.

The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio references many different underlying assets with a number of risk factors. At December 31, 2011, the notional value of the Level 3 total return swap portfolio was $117 million and the fair value of the assets underlying the Level 3 total return swap portfolio was $123 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $2 million increase or decrease, respectively, in the fair value of its total return swap portfolio at December 31, 2011.

At December 31, 2011, the Company’s insurance-linked securities that are classified as Level 3 include longevity swaps and weather derivatives, with insignificant fair values. At December 31, 2011, the notional exposure of the longevity swaps and weather derivatives classified as Level 3 was $121 million and $15 million, respectively. At December 31, 2011, the Company estimated that a 10% improvement in the mortality assumption used in the Company’s internal valuation models for its longevity swaps would result in a $4 million decrease in the fair value of its longevity swap portfolio. The Level 3 weather derivatives are exposed to various wind events, with maximum aggregate limits of $15 million, and any change in the assumptions used in the Company’s internal models would have an insignificant impact on the fair values at December 31, 2011.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re and Paris Re. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset of $456 million at December 31, 2011.

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

Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, as well as the fair values of renewal rights and U.S. insurance licenses arising from the acquisition of Paris Re. Definite-lived intangible assets, related to the unpaid losses and loss expenses and renewal rights, are amortized over their useful lives, generally ranging from two to eleven years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets, related to U.S. licenses, are not subject to amortization. The carrying values of intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying value of the intangible assets is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying value and the fair value. Based upon the Company’s assessment, there was no impairment of its intangible assets of $134 million at December 31, 2011.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies in 2011 compared to 2010 and was weaker against most currencies, except the euro, in 2010 compared to 2009; and

•

the U.S. dollar ending exchange rate strengthened against most currencies, except the Japanese yen, at December 31, 2011 compared to December 31, 2010 and weakened against most currencies, except the euro and British pound, at December 31, 2010 compared to December 31, 2009.

Overview

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss available to common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss available to common shareholders is defined as net income or loss less preferred dividends. See the discussion of the non-GAAP performance measures that the Company uses (operating earnings or loss and Operating ROE) and the reconciliation of those non-GAAP measures to the most comparable GAAP measures in Key Financial Measures below.

Net (loss) income, preferred dividends, net (loss) income available to common shareholders and diluted net (loss) income per share for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions of U.S. dollars, except per share data):

	2011	2010	2009
Net (loss) income	$(520)	$853	$1,537
Less: preferred dividends	47	35	35

Net (loss) income available to common shareholders	$(567)	$818	$1,502
Diluted net (loss) income per share	$(8.40)	$10.46	$23.51

The year over year comparison of the Company’s net (loss) income and diluted (loss) income per share is primarily affected by the following:

•	the losses related to large catastrophic and large loss events in the years ended December 31, 2011 and 2010, compared to no significant catastrophic losses in the year ended December 31, 2009;

•

the acquisition of Paris Re. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2009 include the results of Paris Re only from October 2, 2009, the date of acquisition of the controlling interest, while the results for the years ended December 31, 2011 and 2010 include Paris Re’s results for the full year;

•

the decrease in gross and net premiums written and net premiums earned in the Non-life segment. These decreases are primarily due to cancellations and non-renewals of business as a result of declines in pricing in certain competitive markets and the repositioning of the Company’s portfolio following the integration of Paris Re’s business, including a reduction in catastrophe exposures;

•	continued volatility in the capital and credit markets; and

•

costs related to the integration of Paris Re. These costs include charges related to the Company’s voluntary termination plan (voluntary plan) available to certain eligible employees in France, announced in April 2010 as part of the Company’s integration of Paris Re.

To the extent that the above events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections. An overview of each of these events is provided below.

As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. For example, the Company’s results for 2009 included no significant catastrophic losses, while 2010 included losses from large catastrophic and large loss events, and 2011 included an unusually high frequency of high severity catastrophic events, in particular the Japan Earthquake and the February and June 2011 New Zealand Earthquakes.

In 2011, the Company incurred losses, net of retrocession, reinstatement premiums and profit commission adjustments, of $1,790 million related to the combined impact of the 2011 catastrophic events. The Company’s incurred net losses related to these events included $919 million related to the Japan Earthquake, $455 million related to the February and June 2011 New Zealand Earthquakes, $120 million related to the Thailand Floods, $107 million related to the U.S. tornadoes, $100 million related to aggregate contracts covering losses in New Zealand and Australia, $41 million related to the Australian Floods and an additional IBNR reserve of $48 million related to the 2011 catastrophic events, above the sum of the recorded point estimates, given the high frequency of, and uncertainty related to, these complex and volatile events (see Results by Segment below and Critical Accounting Policies—Reserves above for further details).

In comparison, the Company incurred large catastrophic and large losses of $559 million in 2010, net of retrocession, reinstatement premiums and profit commission adjustments, related to the combined impact of the Chile Earthquake, 2010 New Zealand Earthquake, Deepwater Horizon and an aggregate contract covering losses in Australia and New Zealand.

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and the February and June 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty related to its loss estimates related to the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses related to these events will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

The following table reflects the combined impact of the above losses and the impact on the Company’s technical result, net realized and unrealized investment gains, pre-tax loss or income, loss ratio and combined ratio by segment and sub-segment for the years ended December 31, 2011 and 2010 (in millions of U.S. dollars):

December 31, 2011	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$56	$149	$65	$1,511	$1,781	$3	$5	$1,789
Reinstatement premiums	—	—	—	(33)	(33)	—	—	(33)
Acquisition costs	(6)	—	—	(9)	(15)	—	—	(15)

Impact on technical result	$50	$149	$65	$1,469	$1,733	$3	$5	$1,741
Net realized and unrealized investment losses					—	—	49	49

Impact on pre-tax net loss					$1,733	$3	$54	$1,790

Impact on the loss ratio	4.9%	19.7%	4.8%	262.1%	45.9%
Impact on the combined ratio					45.2%

December 31, 2010	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$5	$157	$126	$280	$568	$—	$—	$568
Reinstatement premiums	—	(1)	(2)	(6)	(9)	—	—	(9)

Impact on technical result and pre-tax net income	$5	$156	$124	$274	$559	$—	$—	$559

Impact on the loss ratio	0.5%	17.1%	8.9%	41.2%	14.1%
Impact on the combined ratio					13.9%

During the year ended December 31, 2011, gross and net premiums written in the Company’s Non-life segment decreased by 7% and net premiums earned in the Company’s Non-life segment decreased by 5% compared to 2010. The decreases in gross and net premiums written and net premiums earned impacted all of the Company’s Non-life sub-segments, except the North America sub-segment. These decreases were primarily driven by the effects of the Company’s decision to reduce or cancel business, as a result of decreases in pricing in certain competitive markets, and to reposition its portfolios following the integration of Paris Re’s business, which included reducing the level of catastrophe-exposed business written. In contrast, the North America sub-segment benefitted from an increase in gross and net premiums written and net premiums earned of 7%, 8% and 9%, respectively, due to the agriculture line of business.

In 2011, U.S. and European risk-free interest rates decreased and credit spreads widened, while the U.S. dollar ending exchange rate at December 31, 2011 strengthened against most major currencies compared to December 31, 2010. Equity markets were relatively flat over the full year of 2011, despite volatility during the quarterly periods. As a result of these movements, the value of the Company’s investment portfolio and cash and cash equivalents at December 31, 2011 increased compared to December 31, 2010, positively affected by the impact of decreased risk-free interest rates, which were largely offset by the impact of widening credit spreads and foreign exchange rates.

In 2010, U.S. and European risk-free rates decreased, equity markets improved and credit spreads modestly declined. As a result of these movements, the fair value of the Company’s investment portfolio and cash and cash equivalents increased as of December 31, 2010 compared to December 31, 2009, primarily due to an increase in the fair value of fixed maturities and equities, as well as net cash provided by operating activities, which was partially offset by the impact of foreign exchange.

In 2010, the Company recorded pre-tax charges of $41 million related to the costs of the voluntary plan within other operating expenses in its Corporate and Other segment. Participating employees will continue to receive salary and other employment benefits until they leave the Company. The continuing salary and other employment benefit costs related to employees participating in the voluntary plan will be expensed as the employee provides service and remains with the Company. Following their departure from the Company, the employees will continue to receive the pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the voluntary plan during the year ended December 31, 2010.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net (Loss) Income, Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

2011 compared to 2010

The decrease in net income, net income available to common shareholders and diluted net income per share for 2011 compared to 2010 resulted primarily from:

•

a decrease in the Non-life underwriting result of $1,177 million, which was driven by the 2011 catastrophic events, a modestly higher level of mid-sized loss activity and lower profitability driven by declines in pricing in certain lines of business. These decreases were partially offset by a modestly higher level of favorable prior year loss development in 2011 compared to 2010;

•	a decrease in pre-tax net realized and unrealized investment gains of $335 million; and

•	a decrease in net investment income of $44 million, primarily driven by lower reinvestment rates; partially offset by

•	a decrease in other corporate operating expenses of $67 million, primarily driven by the charges related to the Company’s voluntary termination plan in 2010;

•	a decrease in income tax expense of $60 million, resulting from a lower pre-tax net income; and

•	an increase in net foreign exchange gains of $55 million.

2010 compared to 2009

The decrease in net income, net income available to common shareholders and diluted net income per share for 2010 compared to 2009 resulted primarily from:

•

a decrease in the Non-life underwriting result of $451 million, driven by large catastrophic losses related to the Chile Earthquake and 2010 New Zealand Earthquake, and losses related to Deepwater Horizon and an aggregate contract covering losses in Australia and New Zealand;

•	a decrease in pre-tax net realized and unrealized investment gains of $189 million;

•	no activity related to the Company’s capital efficient notes (CENts) in 2010 compared to a gain of $89 million on purchase of CENts in 2009;

•	a decrease in the Life underwriting result of $40 million, primarily driven by an increase in net adverse prior year loss development in the longevity line;

•	an increase in other corporate operating expenses of $35 million, primarily driven by charges related to the voluntary plan; and

•	various other factors, the primary one being an increase in amortization of intangible assets of $37 million; which were partially offset by

•	a decrease in income tax expense of $133 million, resulting primarily from a lower pre-tax income; and

•	an increase in net investment income of $77 million, driven by the inclusion of Paris Re’s net investment income for a full year in 2010 compared to the fourth quarter only in 2009.

Review of Net (Loss) Income

Management analyzes the Company’s net income or loss in three parts: underwriting result, investment result and other components of net income or loss. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains or losses and interest in earnings or losses of equity investments. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains or losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains or losses. Interest in earnings or losses of equity investments includes the Company’s strategic investments. Other components of net income or loss include net realized gain on purchase of CENts in 2009, technical result and other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains or losses and income tax expense or benefit.

The components of net (loss) income for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009
Underwriting result:
Non-life	$(973)	NM %	$204	(69)%	$655
Life	(27)	(47)	(51)	362	(11)
Investment result:
Net investment income	629	(6)	673	13	596
Net realized and unrealized investment gains	67	(83)	402	(32)	591
Interest in (losses) earnings of equity investments (1)	(6)	NM	13	(19)	16
Corporate and Other:
Net realized gain on purchase of capital efficient notes	—	NM	—	NM	89
Technical result (2)	6	NM	—	(99)	10
Other income (2)	3	6	3	(61)	7
Other operating expenses	(99)	(41)	(166)	27	(131)
Interest expense	(49)	10	(44)	57	(28)
Amortization of intangible assets (3)	(36)	16	(31)	(613)	6
Net foreign exchange gains (losses)	34	NM	(21)	NM	(1)
Income tax expense	(69)	(46)	(129)	(51)	(262)

Net (loss) income	$(520)	NM	$853	(45)	$1,537

NM: not meaningful

(1)	Interest in earnings or loss of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment. See the discussion in Corporate and Other – Interest in Earnings of Equity Investments below for more details.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment. See the discussion in Corporate and Other – Technical Result and Other Income below for more details.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

Underwriting result is a measurement that the Company uses to manage and evaluate its Non-life and Life segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income or loss separately and in the aggregate. Underwriting result should not be considered a substitute for net income or loss and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

2011 compared to 2010

The underwriting result for the Non-life segment decreased by $1,177 million, from $204 million in 2010 to a loss of $973 million in 2011. The decrease was attributable to:

•

an increase in large catastrophic losses and large losses of $1,174 million, net of retrocession, reinstatement premiums and profit commissions, related to the 2011 catastrophic events, compared to the 2010 catastrophic events and Deepwater Horizon; and

•

a decrease of approximately $79 million resulting from a decrease in the book of business, declining profitability due to reduced pricing and reduced catastrophe exposures in certain lines of business and a modestly higher level of mid-sized loss activity, which was reduced by the impact of a change in mix towards the agriculture line in the North America sub-segment; partially offset by

•

an increase in net favorable loss development on prior accident years of $52 million, from $478 million in 2010 to $530 million in 2011. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; and

•	a decrease in other operating expenses of $34 million, primarily driven by lower personnel costs.

The underwriting result for the Life segment, which does not include allocated investment income, improved by $24 million, from a loss of $51 million in 2010 to a loss of $27 million in 2011. The improvement in the Life underwriting result was primarily due to a decrease in net adverse prior year loss development, from net adverse development of $12 million in 2010 to net favorable development of $1 million in 2011, and increased profitability generated from new and existing business. See Results by Segment below.

Net investment income decreased by $44 million, from $673 million in 2010 to $629 million in 2011. The decrease in net investment income of 6% is primarily attributable to a decrease in net investment income from fixed maturities and the fixed maturities underlying the funds held – directly managed account due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $335 million, from $402 million in 2010 to $67 million in 2011. The net realized and unrealized investment gains of $67 million in 2011 were primarily due to declining U.S. and European risk-free interest rates, which were partially offset by widening credit spreads, realized and unrealized losses on treasury note futures and losses on insurance-linked securities impacted by the Japan Earthquake. Net realized and unrealized investment gains of $67 million in 2011 primarily consisted of net realized investment gains on fixed maturities and short-term investments and equities of $248 million, the change in net unrealized investment gains on fixed maturities and short-term investments of $128 million and net realized and unrealized investment gains on funds held – directly managed of $11 million. These gains were partially offset by net realized investment losses on other invested assets, primarily related to treasury note futures, of $176 million and the change in net unrealized investment losses on equities and other invested assets of $148 million. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.

Other operating expenses included in Corporate and Other decreased by $67 million, from $166 million in 2010 to $99 million in 2011. The decrease was primarily due to the charges related to the Company’s voluntary termination plan in 2010, as well as lower personnel costs in 2011.

Interest expense increased by $5 million, from $44 million in 2010 to $49 million in 2011. The increase was primarily due to the timing of the issuance of $500 million 5.500% Senior Notes in March 2010, which was not outstanding for the entire year in 2010.

Net foreign exchange gains increased by $55 million, from a loss of $21 million in 2010 to a gain of $34 million in 2011. The increase in net foreign exchange gains in 2011 resulted primarily from gains arising from the timing of the hedging activities and lower forward points paid, which reflects the interest rate differential between currencies bought and sold against the U.S. dollar. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense decreased by $60 million, from $129 million in 2010 to $69 million in 2011. The decrease in the income tax expense was primarily due to the Company’s taxable jurisdictions generating a lower pre-tax income in 2011 compared to 2010. See Corporate and Other – Income Taxes below for more details.

2010 compared to 2009

The underwriting result for the Non-life segment decreased by $451 million, from $655 million in 2009 to $204 million in 2010. The decrease was principally attributable to:

•

an increase in large catastrophic losses and large losses of $559 million, net of reinstatement premiums, related to the Chile Earthquake, 2010 New Zealand Earthquake, Deepwater Horizon and an aggregate contract covering losses in Australia and New Zealand;

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

Underwriting result for the Life segment decreased by $40 million, from a loss of $11 million in 2009 to a loss of $51 million in 2010. The decrease was primarily driven by net adverse prior year loss development in the longevity line in 2010 compared to net favorable prior year development in the mortality line in 2009. See Results by Segment below.

Net investment income increased by $77 million, from $596 million in 2009 to $673 million in 2010. The increase in net investment income of 13% is primarily attributable to an increase in net investment income from fixed maturities due to the purchase of higher yielding investments, the reinvestment of cash flows from operations and the inclusion of Paris Re’s net investment income for a full year in 2010 compared to the fourth quarter only of 2009. The increase was partially offset by cash flows from operations being used to repurchase common shares and repay debt during the year and by lower reinvestment rates.

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

Other operating expenses included in Corporate and Other increased by $35 million, from $131 million in 2009 to $166 million in 2010. The increase was primarily due to the charges related to the Company’s voluntary plan, discussed in Overview above, higher personnel expenses, partially offset by lower consulting and professional fees related to the acquisition of Paris Re.

Interest expense increased by $16 million, from $28 million in 2009 to $44 million in 2010 mainly due to interest related to the issuance of $500 million 5.500% Senior Notes in 2010.

Net foreign exchange losses increased by $20 million, from $1 million in 2009 to $21 million in 2010. The increase in net foreign exchange losses in 2010 resulted primarily from losses arising from the impact of the Company’s hedging program, partially offset by currency movements on unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

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

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty Non-life sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies during each of the three years presented and this should be considered when making year to year comparisons.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist primarily of agriculture, property and motor business and represented 48%, 47% and 54% of net premiums written in this sub-segment in 2011, 2010 and 2009, respectively. Casualty is considered to be long-tail and represented 40%, 42% and 37% of net premiums written in 2011, 2010 and 2009, respectively, while credit/surety and multiline are considered to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009

Gross premiums written	$1,104	7%	$1,028	(12)%	$1,162
Net premiums written	1,104	8	1,026	(12)	1,162
Net premiums earned	$1,135	9	$1,038	(14)	$1,210
Losses and loss expenses	(741)	28	(577)	(21)	(728)
Acquisition costs	(276)	(4)	(288)	(8)	(311)

Technical result (1)	$118	(32)	$173	1	$171
Loss ratio (2)	65.3%		55.6%		60.2%
Acquisition ratio (3)	24.3		27.8		25.7

Technical ratio (4)	89.6%		83.4%		85.9%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 24%, 22% and 30% of total net premiums written in 2011, 2010 and 2009, respectively. The increase in the North America sub-segment’s net premiums written as a percentage of total net premiums written in 2011 compared to 2010 was mainly due to higher net premiums written in this sub-segment, primarily in the agriculture line of business, and decreases in net premiums written in the Company’s other Non-life sub-segments. The decrease in the North America sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 was primarily due to lower net premiums written in the agriculture line of business, overall declining market conditions and the inclusion of the majority of Paris Re’s premiums in the Company’s other Non-life sub-segments.

2011 compared to 2010

Gross and net premiums written and net premiums earned increased by 7%, 8% and 9%, respectively, in 2011 compared to 2010. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture line of business and were mainly driven by increased demand, higher agricultural commodity prices and lower downward premium adjustments. The increase in gross and net premiums written and net premiums earned was partially offset by decreases in certain lines, primarily in the property line, driven by cancellations and lower renewals due to increased retentions and reductions in pricing, as well as, higher downward premium adjustments in 2011. Notwithstanding the declining market conditions, higher retentions and the competition prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

2010 compared to 2009

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

Losses and loss expenses and loss ratio

2011 compared to 2010

The losses and loss expenses and loss ratio reported in 2011 reflected:

•	large catastrophic losses, primarily related to the U.S. tornadoes, of $56 million, or 4.9 points on the loss ratio;

•	net favorable loss development on prior accident years of $189 million, or 16.7 points on the loss ratio;

•

an increase in the book of business and exposure driven by the agriculture line, which also resulted in a change in the mix of business towards the agriculture line, which generally carries a higher loss ratio compared to most of the other lines of business in this sub-segment;

•	a higher level of mid-sized loss activity; and

•	declines in pricing in certain lines of business.

The net favorable loss development of $189 million included net favorable development for prior accident years in most lines of business, predominantly in the casualty line, while the credit/surety and motor lines experienced combined adverse loss development for prior accident years of $11 million. Loss information provided by cedants in 2011 for prior accident years was lower than the Company expected (higher for credit/surety and motor) and included no individually material losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for credit/surety and motor) its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing (increasing for credit/surety and motor) prior year loss estimates.

The increase of $164 million in losses and loss expenses in 2011 compared to 2010 included:

•

an increase of approximately $137 million in losses and loss expenses resulting from the increase in the book of business and exposure and the related change in the mix of business towards the agriculture line of business, the impact of declining pricing and profitability of the business between periods and a higher level of mid-sized loss activity; and

•	an increase of $51 million in large catastrophic losses and large losses and loss expenses; partially offset by

•	an increase of $24 million in net favorable prior year loss development.

2010 compared to 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•	net favorable loss development on prior accident years of $165 million, or 16.0 points on the loss ratio;

•	no large catastrophic losses;

•	the inclusion of losses and loss expenses related to business written by Paris Re;

•	losses and loss expenses related to Deepwater Horizon of $5 million, or 0.5 points on the loss ratio;

•	a lower level of loss estimates recorded in the casualty line of business reflecting abating economic and financial market conditions; and

•	a decrease in the book of business and exposure.

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

•	a decrease of $12 million in net favorable prior year loss development; and

•	an increase in losses and loss expenses of $5 million related to Deepwater Horizon.

Acquisition costs and acquisition ratio

2011 compared to 2010

Acquisition costs and the acquisition ratio decreased in 2011 compared to 2010 as a result of the change in the mix of business towards the agriculture line, which generally carries a lower acquisition ratio compared to the other lines of business in this sub-segment, and lower profit commission adjustments reported by cedants in 2011 in various lines of business. This decrease in acquisition costs was partially offset by the impact of higher net premiums earned in 2011 compared to 2010.

2010 compared to 2009

Acquisition costs decreased in 2010 compared to 2009 primarily as a result of lower net premiums earned. The acquisition ratio increased in 2010 compared to 2009 mainly due to higher profit commission adjustments reported by cedants in 2010, primarily in the agriculture line of business, partially offset by lower commission rates in most lines of business.

Technical result and technical ratio

2011 compared to 2010

The decrease of $55 million in the technical result and the corresponding increase in the technical ratio in 2011 compared to 2010 was primarily attributable to an increase of $45 million, net of profit commissions, in large catastrophic losses and large losses, the change in the mix of business towards the agriculture line, the impact of declining pricing and profitability of the business and a higher level of mid-sized loss activity. These decreases in the technical result were partially offset by an increase of $24 million in net favorable prior year loss development.

2010 compared to 2009

The increase of $2 million in the technical result and the corresponding decrease in technical ratio in 2010 compared to 2009 was primarily attributable to a lower level of loss estimates recorded in the casualty line of business and normal fluctuations in profitability between periods, partially offset by a decrease of $12 million in net favorable prior year loss development and an increase of $5 million related to Deepwater Horizon.

2012 Outlook

During the January 1, 2012 renewals, the Company observed a fairly stable environment with competitive conditions in most markets, and price increases generally in loss affected markets only. The expected premium volume from the Company’s January 1, 2012 renewal modestly decreased compared to the prior year renewal primarily as a result of the Company’s decision to cancel or reduce certain business. The agriculture business traditionally renews later and remains largely in process. Management expects a continuation of the observed trends in pricing and conditions during the remainder of 2012.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 84%, 82% and 84% of net premiums written in 2011, 2010 and 2009, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009
Gross premiums written	$682	(25)%	$909	34%	$677
Net premiums written	678	(24)	898	32	679
Net premiums earned	$759	(17)	$914	25	$729
Losses and loss expenses	(567)	(19)	(702)	79	(392)
Acquisition costs	(191)	(16)	(227)	31	(174)

Technical result	$1	NM	$(15)	NM	$163
Loss ratio	74.7%		76.8%		53.7%
Acquisition ratio	25.1		24.9		23.8

Technical ratio	99.8%		101.7%		77.5%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 15%, 19% and 17% of total net premiums written in 2011, 2010 and 2009, respectively. The decrease in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written in 2011 compared to 2010 was primarily due to the effects of the Company’s decision to cancel or reduce business as a result of decreases in pricing and the repositioning of the Company’s portfolio, as described below. The increase in the Global (Non-U.S.) P&C sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 was primarily due to the inclusion of Paris Re’s premiums for a full year compared to the fourth quarter only of 2009.

2011 compared to 2010

Gross and net premiums written and net premiums earned decreased by 25%, 24% and 17%, respectively, in 2011 compared to 2010. The decreases in gross and net premiums written and net premiums earned resulted from all lines of business and were mainly driven by the effects of the Company’s decision to cancel or reduce business due to lower pricing in competitive markets, the repositioning of the Company’s portfolio following the integration of Paris Re’s business, which included reducing catastrophe-exposed business in the property line, and higher retentions by cedants. These decreases were partially offset by foreign exchange fluctuations, which increased gross and net premiums written by 2% and net premiums earned by 4% due to the impact of the weaker U.S. dollar in 2011 compared to 2010. The decrease in net premiums earned was less pronounced than the decreases in gross and net premiums written due to the impact of continuing to earn the higher level of net premiums written in 2010 during the year ended December 31, 2011, given most business in this sub-segment is written on a proportional basis. Notwithstanding the increased competition and overall declines in pricing prevailing in certain lines of business and markets of this sub-segment, the Company was able to write business that met its portfolio objectives.

2010 compared to 2009

Gross and net premiums written and net premiums earned increased by 34%, 32% and 25%, respectively, in 2010 compared to 2009. The increases in gross and net premiums written and net premiums earned resulted mainly from business written by Paris Re, which is included in this sub-segment’s results for a full year in 2010 compared to the fourth quarter only of 2009. The increases were also driven by an increase in upward premium adjustments, increases in treaty participations and new business written, predominantly in the property line of business.

Losses and loss expenses and loss ratio

2011 compared to 2010

The losses and loss expenses and loss ratio reported in 2011 reflected:

•	large catastrophic losses related to the Thailand Floods, the February and June 2011 New Zealand Earthquakes, Japan Earthquake and Australian Floods of $149 million, or 19.7 points on the loss ratio;

•	net favorable loss development on prior accident years of $116 million, or 15.3 points on the loss ratio; and

•	a decrease in the book of business and exposure and declines in pricing.

The net favorable loss development of $116 million included net favorable development for prior accident years in all lines of business, and was most pronounced in the motor line. Loss information provided by cedants in 2011 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The decrease of $135 million in losses and loss expenses in 2011 compared to 2010 included:

•

a decrease of approximately $109 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was partially offset by the impact of declining pricing on the profitability of the business between periods;

•	an increase of $18 million in net favorable prior year loss development; and

•	a decrease of $8 million in large catastrophic losses.

2010 compared to 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake and 2010 New Zealand Earthquake of $157 million, or 17.1 points on the loss ratio;

•	the inclusion of losses and loss expenses related to business written by Paris Re;

•	net favorable loss development on prior accident years of $98 million, or 10.7 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

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

•

an increase of approximately $99 million in losses and loss expenses resulting from an increase in losses and loss expenses related to business written by Paris Re and an increase in the book of business and exposure, which was partially offset by normal fluctuations in profitability between periods and a lower level of mid-sized loss activity; and

•	a decrease of $54 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

2011 compared to 2010

Acquisition costs decreased in 2011 compared to 2010 primarily as a result of lower net premiums earned. The acquisition ratio was comparable between 2011 and 2010.

2010 compared to 2009

Acquisition costs increased in 2010 compared to 2009 primarily as a result of higher net premiums earned. The increase in the acquisition ratio in 2010 compared to 2009 was primarily due to higher profit commission adjustments in the casualty line of business and new business with higher commission rates in the motor line of business, partially offset by the inclusion of Paris Re’s premiums which carry a lower acquisition ratio.

Technical result and technical ratio

2011 compared to 2010

The increase of $16 million in the technical result and the corresponding decrease in the technical ratio in 2011 compared to 2010 was primarily attributable to an increase of $18 million in net favorable prior year loss development and a decrease of $7 million, net of reinstatement premiums, in large catastrophic losses. These increases in the technical result were partially offset by declining profitability and lower net premiums earned between periods.

2010 compared to 2009

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

2012 Outlook

During the January 1, 2012 renewals, the Company generally observed a continuation of the soft market in most markets with terms and conditions stable to down compared to the prior year renewal. A hardening of terms and conditions and price increases was only generally observed in loss affected markets. Overall, the expected premium volume from the Company’s January 1, 2012 renewal, at constant foreign exchange rates, increased compared to the prior year renewal primarily as a result of opportunities to write new business in the motor line of business, which was partially offset by the Company’s decision to further reduce the level of its catastrophe exposed business. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2012.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 23%, 23% and 21% of net premiums written in 2011, 2010 and 2009, respectively. Aviation/space, credit/surety, engineering and marine are considered to have a medium-tail and represented 69%, 66% and 68%, respectively, of net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment in 2011, 2010 and 2009.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009
Gross premiums written	$1,446	(2)%	$1,479	28%	$1,159
Net premiums written	1,344	(3)	1,391	25	1,113
Net premiums earned	$1,376	(2)	$1,405	26	$1,116
Losses and loss expenses	(950)	(3)	(985)	35	(732)
Acquisition costs	(328)	12	(292)	15	(254)

Technical result	$98	(24)	$128	(1)	$130
Loss ratio	69.1%		70.0%		65.6%
Acquisition ratio	23.8		20.8		22.7

Technical ratio	92.9%		90.8%		88.3%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 30%, 29% and 28% of total net premiums written in 2011, 2010 and 2009, respectively. The increase in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written in 2011 compared to 2010 was primarily due to the relatively modest decrease in this sub-segment’s net premiums written compared to decreases in net premiums written in the Global (Non-U.S.) P&C and Catastrophe sub-segments. The increase in the Global (Non-U.S.) Specialty sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 was primarily due to the inclusion of Paris Re’s premiums for a full year in 2010 compared to the fourth quarter only of 2009.

2011 compared to 2010

Gross premiums written and net premiums earned decreased by 2% and net premiums written decreased by 3%, in 2011 compared to 2010. The decrease in gross and net premiums written and net premiums earned resulted from most lines of business and was primarily due to the effects of the Company’s decision to cancel or reduce business as a result of modestly reduced pricing in certain competitive lines of business and the repositioning of the Company’s portfolio following the integration of Paris Re’s business. These decreases were partially offset by an increase in upward premium adjustments reported by cedants in 2011 compared to 2010, which were primarily driven by the energy and engineering lines of business, increases in treaty participations in the credit/surety line of business, new business written in the specialty property line of business and the impact of the weaker U.S. dollar in 2011 compared to 2010. Foreign exchange fluctuations increased gross and net premiums written by 2% and net premiums earned by 4%. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft and terms in loss affected lines strengthening, the Company was able to write business that met its portfolio objectives.

2010 compared to 2009

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

Losses and loss expenses and loss ratio

2011 compared to 2010

The losses and loss expenses and loss ratio reported in 2011 reflected:

•

large catastrophic losses related to the Thailand Floods, U.S. tornadoes, Japan Earthquake, the February and June 2011 New Zealand Earthquakes and Australian Floods of $65 million, or 4.8 points on the loss ratio;

•	net favorable loss development on prior accident years of $129 million, or 9.4 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure and declines in pricing in certain lines of business.

The net favorable loss development of $129 million included net favorable loss development for prior accident years in most lines of business, except for the energy and engineering lines, which experienced combined adverse loss development for prior accident years of $13 million. The adverse loss development for prior accident year in the energy and engineering lines was driven by the increase in upward premium adjustments reported by cedants in 2011, as described above. Loss information provided by cedants in 2011 for prior accident years was lower than the Company expected (higher for energy and engineering) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for energy and engineering) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for energy and engineering) prior year loss estimates.

The decrease of $35 million in losses and loss expenses in 2011 compared to 2010 included:

•	a decrease of $72 million in losses and loss expenses related to Deepwater Horizon; and

•

a decrease of approximately $16 million in losses and loss expenses resulting from a decrease in the book of business and exposure, which was partially offset by a higher level of mid-sized loss activity and the impact of declining profitability of the business in certain lines of business between periods; partially offset by

•

a decrease of $42 million in net favorable prior year loss development. The decrease in net favorable prior year loss development in 2011 compared to 2010 was due to the increase in upward premium adjustments reported by cedants; and

•	an increase of $11 million related to large catastrophic losses.

2010 compared to 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•	large catastrophic losses related to the Chile Earthquake of $54 million, or 3.9 points on the loss ratio;

•	losses and loss expenses related to Deepwater Horizon of $72 million, or 5.0 points on the loss ratio;

•	the inclusion of losses and loss expenses related to business written by Paris Re;

•	net favorable loss development on prior accident years of $171 million, or 12.2 points on the loss ratio;

•	lower loss estimates in the credit/surety line of business reflecting abating economic and credit conditions;

•	a higher level of mid-sized loss activity;

•	increasing loss trends in the specialty casualty line of business; and

•	an increase in the book of business and exposure.

The net favorable loss development of $171 million reported in 2010 included net favorable development for prior accident years in all lines of business, except for the specialty casualty line, which experienced adverse loss development for prior accident years of $37 million. Loss information provided by cedants in 2010 for prior accident years was lower than the Company expected (higher for specialty casualty) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business (increased for specialty casualty), which had the net effect of decreasing (increasing for specialty casualty) prior year loss estimates.

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

Acquisition costs and acquisition ratio

2011 compared to 2010

Acquisition costs and the acquisition ratio increased in 2011 compared to 2010 primarily due to higher profit commission adjustments reported by cedants in the credit/surety line of business, and a shift in the mix of business towards the credit/surety line of business and towards proportional business, which generally carry relatively higher acquisition ratios. The increase in acquisition costs was partially offset by the impact of modestly lower net premiums earned in 2011 compared to 2010.

2010 compared to 2009

Acquisition costs increased in 2010 compared to 2009 primarily as a result of higher net premiums earned. The acquisition ratio decreased primarily due to a shift from proportional to non-proportional business, which carries a lower acquisition cost ratio.

Technical result and technical ratio

2011 compared to 2010

The decrease of $30 million in the technical result and the corresponding increase in the technical ratio in 2011 compared to 2010 was primarily attributable to a decrease of $42 million in net favorable prior year loss development, a higher level of mid-sized loss activity, higher acquisition costs, and modestly declining profitability in certain lines of business. These decreases in the technical result were partially offset by a decrease in large catastrophic losses and losses and loss expenses related to Deepwater Horizon of $59 million, net of retrocession and reinstatement premiums.

2010 compared to 2009

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

2012 Outlook

During the January 1, 2012 renewals, the Company generally observed a fragmented market with meaningful improvements on loss-affected business and catastrophe exposed zones, and most other lines showing minor improvement or holding steady. Overall, the expected premium volume from the Company’s January 1, 2012 renewal, at constant foreign exchange rates, increased compared to the prior year renewal as a result of the Company writing new business and increasing its participation on certain existing treaties. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2012.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one year is not necessarily predictive of future profitability. The results for 2011, 2010 and 2009 demonstrate this volatility. The results for 2011 contained a significantly higher level of losses related to the 2011 catastrophic events, and the results for 2010 included a large level of catastrophic losses related to the Chile Earthquake and 2010 New Zealand Earthquake, while the results for 2009 included no large catastrophic losses. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009
Gross premiums written	$599	(16)%	$716	79%	$400
Net premiums written	562	(13)	646	63	397
Net premiums earned	$574	(15)	$672	43	$470
Losses and loss expenses	(1,459)	271	(393)	NM	(6)
Acquisition costs	(26)	(47)	(49)	49	(33)

Technical result	$(911)	NM	$230	(47)	$431
Loss ratio	254.2%		58.5%		1.3%
Acquisition ratio	4.5		7.2		7.0

Technical ratio	258.7%		65.7%		8.3%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 13%, 14% and 10% of total net premiums written in 2011, 2010 and 2009, respectively. The decrease in the Catastrophe sub-segment’s net premiums written as a percentage of total net premiums written in 2011 compared to 2010 reflects a significant reduction in the portfolio and exposure, which is almost entirely offset by decreases in net premiums written in the Company’s other Non-life sub-segments. The increase in the Catastrophe sub-segment’s net premiums written as a percentage of total net premiums written in 2010 compared to 2009 was primarily due to the inclusion of Paris Re’s premiums written for a full year in 2010 compared to the fourth quarter only of 2009.

2011 compared to 2010

Gross and net premiums written and net premiums earned decreased by 16%, 13%, 15%, respectively, in 2011 compared to 2010. The decreases in gross and net premiums written and net premiums earned were primarily due to the Company’s decision to reduce certain catastrophe exposures and reposition its portfolio following the integration of Paris Re’s business, and were partially offset by new business written, reinstatement premiums related to the 2011 catastrophic events, increases in certain treaty participations and the impact of the weaker U.S. dollar in 2011 compared to 2010. Foreign exchange fluctuations increased gross and net premiums written by 2% and net premiums earned by 4%.

2010 compared to 2009

Gross and net premiums written and net premiums earned increased by 79%, 63% and 43%, respectively, in 2010 compared to 2009. The increases in gross and net premiums written and net premiums earned resulted mainly from the inclusion of catastrophe business written by Paris Re, which is included in this sub-segment’s results for a full year in 2010 compared to the fourth quarter only of 2009. The increase in gross and net premiums written was also due to new business written as well as a timing difference related to the renewal of a significant treaty. The increase in net premiums earned was lower than the increases in gross and net premiums written primarily due to the earning of premiums in the fourth quarter of 2009 related to Paris Re’s business that was written prior to the date of acquisition.

Losses and loss expenses and loss ratio

2011 compared to 2010

The losses and loss expenses and loss ratio reported in 2011 reflected:

•

large catastrophic losses related to the Japan Earthquake, the February and June 2011 New Zealand Earthquakes, U.S. tornadoes, Australian Floods, Thailand Floods and losses related to aggregate contracts covering losses in Australia and New Zealand of $1,511 million, or 262.1 points on the loss ratio. The large catastrophic losses of $1,511 million, include a specific IBNR reserve of $48 million related to the 2011 catastrophic events, above the sum of the recorded point estimates, given the high frequency of, and uncertainty related to, these complex and volatile events;

•	net favorable loss development on prior accident years of $96 million, or 16.8 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $96 million was primarily due to favorable loss emergence, as losses reported by cedants in 2011 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The increase of $1,066 million in losses and loss expenses in 2011 compared to 2010 included:

•	an increase of $1,231 million in large catastrophic losses and losses related to aggregate contracts; partially offset by

•	an increase of $52 million in net favorable prior year loss development; and

•

a decrease of approximately $113 million in losses and loss expenses resulting from a decrease in losses and loss expenses related to business written by Paris Re, a lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

2010 compared to 2009

The losses and loss expenses and loss ratio reported in 2010 reflected:

•

large catastrophic losses related to the Chile Earthquake, 2010 New Zealand Earthquake and large losses related to an aggregate contract covering losses in Australia and New Zealand of $280 million, or 41.2 points on the loss ratio;

•	a higher level of mid-sized loss activity;

•	net favorable loss development on prior accident years of $44 million, or 6.5 points on the loss ratio;

•	the inclusion of losses and loss expenses related to business written by Paris Re; and

•	an increase in the book of business and exposure.

The net favorable loss development of $44 million was primarily due to favorable loss emergence, as losses reported by cedants in 2010 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The increase of $387 million in losses and loss expenses in 2010 compared to 2009 included:

•	an increase in large catastrophic losses and large losses related to an aggregate contract of $280 million;

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

Acquisition costs and acquisition ratio

2011 compared to 2010

Acquisition costs decreased in 2011 compared to 2010 primarily due to lower profit commissions as a result of the large catastrophic losses and the decrease in net premiums earned. The lower profit commissions also decreased the acquisition ratio in 2011 compared to 2010.

2010 compared to 2009

Acquisition costs increased in 2010 compared to 2009 primarily as a result of higher net premiums earned. The acquisition ratio in 2010 was comparable to 2009.

Technical result and technical ratio

2011 compared to 2010

The decrease of $1,141 million in the technical result and the corresponding increase in the technical ratio in 2011 compared to 2010 was primarily due to an increase of $1,195 million, net of retrocession, reinstatement premiums and profit commissions, in large catastrophic losses and losses related to aggregate contracts, the decrease in the book of business and exposure and normal fluctuations in profitability between periods. These decreases in the technical result were partially offset by an increase of $52 million in net favorable prior year loss development, a decrease in losses and loss expenses related to business written by Paris Re and a lower level of mid-sized loss activity.

2010 compared to 2009

The decrease of $201 million in the technical result and corresponding increase in the technical ratio in 2010 compared to 2009 was primarily explained by an increase of $274 million, net of reinstatement premiums, in large catastrophic losses and losses related to an aggregate contract, a higher level of mid-sized loss activity and a decrease of $5 million in net favorable prior year loss development. These factors were partially offset by the inclusion of the technical result (before the impact of large catastrophic losses and prior year loss development) related to Paris Re’s business and normal fluctuations in profitability between periods.

2012 Outlook

During the January 1, 2012 renewals, the Company observed some significant pricing increases, notably in those regions recently affected by significant loss experience. The expected premium volume from the Company’s January 1, 2012 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal primarily as a result of the Company’s decision to continue reducing catastrophe exposures and limits in all markets in order to rebalance its portfolio. Management expects a continuation of these reductions in catastrophe exposures and the trends for the remainder of 2012.

Life Segment

The following table provides the components of the allocated underwriting result for this segment (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009
Gross premiums written	$790	5%	$749	26%	$595
Net premiums written	786	6	742	26	591
Net premiums earned	$792	7	$744	27	$587
Life policy benefits	(650)	4	(624)	42	(440)
Acquisition costs	(117)	1	(116)	3	(113)

Technical result	$25	583	$4	(89)	$34
Other income	1	(62)	2	2	2
Other operating expenses	(53)	(7)	(57)	21	(47)
Net investment income	66	(8)	71	16	62

Allocated underwriting result (1)	$39	94	$20	(60)	$51

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 18%, 16% and 15% of total net premiums written in 2011, 2010 and 2009, respectively. The increase in the Life segment’s net premiums written as a percentage of total net premiums written in 2011 compared to 2010 and 2009 was primarily due to decreases in net premiums written in the Company’s Non-life segment, as described above, and also due to new business written in the Life segment, as described below.

2011 compared to 2010

Gross and net premiums written and net premiums earned increased by 5%, 6% and 7%, respectively, in 2011 compared to 2010. The increase in gross and net premiums written and net premiums earned was primarily due to new business written during 2010 in the longevity line, which is fully reflected in 2011 but was only partially reflected in 2010, as well as new business and growth in the mortality line and the impact of foreign exchange. Foreign exchange fluctuations increased gross and net premiums written and net premiums earned by 4% due to the impact of the weaker U.S. dollar in 2011 compared to 2010. These increases in gross and net premiums written and net premiums earned were partially offset by a decrease related to the restructuring of a longevity treaty.

2010 compared to 2009

Gross and net premiums written increased by 26% and net premiums earned increased by 27% in 2010 compared to 2009. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the longevity line, and, to a lesser extent, the mortality line.

Allocated underwriting result

2011 compared to 2010

The allocated underwriting result increased by $19 million, from $20 million in 2010 to $39 million in 2011. The increase in the allocated underwriting result was due to a decrease of $13 million in net adverse prior year loss development, increased profitability generated from new and existing business and a decrease in other operating expenses, which were partially offset by a decrease in net investment income.

The decrease in the net adverse prior year loss development of $13 million in 2011, reflected $1 million of net favorable prior year loss development in 2011 compared to $12 million of net adverse prior year loss development in 2010. The modest net favorable prior year loss development of $1 million in 2011 was the net result of favorable prior year loss development of $6 million on certain mortality treaties and $5 million related to the GMDB business, which were almost entirely offset by adverse prior year loss development related to disability riders on certain short-term non-proportional treaties in the mortality line following the receipt of updated information from cedants. The net adverse prior year loss development of $12 million in 2010 is described below.

Net investment income decreased by $5 million, from $71 million in 2010 to $66 million in 2011 primarily due to a decrease in the funds held balance related to the restructuring of a longevity treaty and lower positive adjustments on funds held contracts reported by cedants.

2010 compared to 2009

The allocated underwriting result decreased by $31 million, from $51 million in 2009 to $20 million in 2010. The decrease in the allocated underwriting result was primarily due to an increase of $27 million in net adverse prior year loss development and an increase in other operating expenses, which were partially offset by an increase in net investment income and normal fluctuations in profitability between periods.

The increase in the net adverse prior year loss development of $27 million in 2010, reflected $12 million of net adverse prior year loss development in 2010 compared to $15 million of net favorable prior year loss development in 2009. The net adverse prior year loss development of $12 million in 2010 was primarily driven by adverse development of $23 million due to an improvement in the mortality trend related to an ILA treaty in the longevity line and adverse development on certain mortality treaties. This adverse development was partially offset by favorable prior year loss development of $17 million resulting from the GMDB business, where the payout is linked to the performance of underlying capital market assets, driven by new cedant information and updated assumptions. The net favorable prior year loss development of $15 million in 2009 was mainly driven by the GMDB business.

Other operating expenses increased by $10 million, from $47 million in 2009 to $57 million in 2010 primarily due to higher personnel costs. Net investment income increased by $9 million, from $62 million in 2009 to $71 million in 2010 primarily as a result of positive adjustments on funds held contracts reported by cedants and higher invested assets, partially offset by lower interest rates.

2012 Outlook

The majority of the Life segment premium arises from in-force contracts that are written on a continuous basis. The active January 1 renewals impact a relatively limited portion of the in-force premium and are exclusively contained in the mortality line. For those treaties that actively renewed, pricing conditions and terms were generally unchanged leading to a modest level of cancellations and reductions in treaty participations where the offered terms were considered inadequate. These reductions were largely offset by improved terms on selected existing treaties and new business from both new and existing clients. Management expects moderate continued growth in 2012, assuming constant foreign exchange rates.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Non-life
Property and casualty
Casualty	11%	11%	13%
Property	15	18	18
Motor	5	7	6
Multiline and other	2	2	2
Specialty
Agriculture	7	4	8
Aviation / Space	5	5	5
Catastrophe	13	14	10
Credit / Surety	7	6	6
Energy	2	2	2
Engineering	4	4	5
Marine	6	6	5
Specialty casualty	2	3	3
Specialty property	3	2	2
Life	18	16	15

Total	100%	100%	100%

The changes in the distribution of net premiums written by line of business between 2011, 2010 and 2009 primarily reflected the Company’s response to existing market conditions, with the comparison between 2011 and 2010 specifically affected by the repositioning of its portfolio following the integration of Paris Re and the reduction of catastrophe exposed business. The comparison between 2010 and 2009 is specifically affected by the inclusion of Paris Re’s premiums for a full year in 2010 compared to the fourth quarter only of 2009. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Property: the decrease in the distribution of net premiums written in 2011 compared to 2010 was driven primarily by the effects of the Company’s decisions to cancel or reduce business as a result of reductions in pricing and to reposition its portfolio following the integration of Paris Re’s business, which included reducing the level of catastrophe exposed business.

•

Agriculture: the increase in the distribution of net premiums written in 2011 compared to 2010 was driven by increased demand, higher agricultural commodity prices and lower downward premium adjustments. The decrease in the distribution of net premiums written in 2010 compared to 2009 was primarily due to lower commodity prices and higher cedants’ retentions.

•

Catastrophe: the decrease in the distribution of net premiums written in 2011 compared to 2010 was driven by the repositioning of the Company’s portfolio following the integration of Paris Re, which included reducing the level of catastrophe exposed business. Given the absolute decrease in Catastrophe net premiums written was 13%, the percentage distribution by line of business only decreased by 1% in 2011 compared to 2010 due to significant decreases in other lines of business. The increase in the distribution of net premiums written in 2010 compared to 2009 is primarily due to the inclusion of Paris Re’s premiums, as described above. Paris Re’s catastrophe line of business represented a relatively higher percentage of its net premiums written compared to the Company’s.

•

Life: the increase in the distribution of net premiums written between 2011, 2010 and 2009 was primarily due to the decrease in net premiums written in most of the Company’s Non-life lines of business and an increase in business written in the longevity and mortality lines, as described above.

2012 Outlook

Based on information received from cedants and brokers during the January 1, 2012 renewals and assuming that similar trends and conditions to those experienced during the January 1, 2012 renewals continue through the year, Management expects a further decrease in the relative distribution of net premiums written to the catastrophe line of business in 2012 compared to 2011, following further reductions in certain catastrophe exposures. Management expects other lines to be broadly comparable to 2011.

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

The distribution of gross premiums written by reinsurance type for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Non-life segment
Proportional	47%	47%	55%
Non-proportional	27	31	25
Facultative	9	7	5
Life segment(1)	17	15	15

Total	100%	100%	100%

(1)	Substantially all of the Life segment’s gross premiums written for all periods presented are proportional.

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between 2011 and 2010 primarily reflect a shift from non-proportional business to facultative business in the Non-life segment and a shift in mix from the Non-life segment to the Life segment. The shift from non-proportional to facultative business was driven by a reduction in catastrophe exposed business and new business written and positive premium adjustments in the marine and engineering lines of business. The shift in the mix of business from the Non-life segment to the Life segment results from the decreases in gross premiums written following the cancellation and reduction of business and the repositioning of the Company’s portfolio in certain lines of the Non-life segment compared to increases in gross premiums written from the longevity line and mortality lines of business in the Life segment.

The changes in the distribution of gross premiums written by reinsurance type in the Non-life segment between 2010 and 2009 primarily reflected the inclusion of Paris Re’s premiums for a full year in 2010 compared to the fourth quarter only of 2009. The increase in the distribution to non-proportional and facultative in 2010 is due to Paris Re’s business, which was comprised of a higher percentage of these treaty types than the Company’s other Non-life business. The reduction in the proportional business written in the Non-life segment in 2010 was also driven by the decreases in the agriculture line of business, as described above.

2012 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2012 renewals continue throughout the year, Management expects a modest shift in the relative distribution of gross premiums written from non-proportional to other treaty types as a result of the Company continuing to reduce its catastrophe exposures.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Europe	41%	43%	41%
North America	36	36	41
Asia, Australia and New Zealand	12	10	8
Latin America, Caribbean and Africa	11	11	10

Total	100%	100%	100%

The decrease in the distribution of gross premiums written in Europe was primarily driven by the cancellation and reduction of business and the repositioning of the Company’s portfolio following the integration of Paris Re, and was partially offset by higher gross premiums written in the Company’s Life segment and the impact of foreign exchange fluctuations, as premiums denominated in currencies that have appreciated against U.S. dollar were converted into U.S. dollar at higher average exchange rates. While gross premiums written in the Company’s North America sub-segment increased in 2011 compared to 2010, the distribution of gross premiums written in North America in 2011 was comparable to 2010 due to the more pronounced increase in the distribution of gross premiums written in Asia, Australia and New Zealand, which was primarily due to reinstatement premiums associated with the Japan Earthquake and the February and June 2011 New Zealand Earthquakes.

2012 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2012 renewals continue throughout the year and based on constant foreign exchange rates, Management expects the distribution of gross premiums written by geographic region in 2012 to be comparable to 2011.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Broker	72%	73%	72%
Direct	28	27	28

Total	100%	100%	100%

The distribution of gross premiums written by production source was comparable between 2011, 2010 and 2009.

2012 Outlook

Based on renewal information from cedants and brokers, and assuming that similar conditions experienced during the January 1, 2012 renewals continue throughout the year, Management expects the production source of gross premiums written in 2012 to be comparable to 2011.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses. The year over year comparisons of the investment related and corporate activities are affected by Paris Re’s results being included for a full year in 2011 and 2010, compared to the fourth quarter only of 2009.

Net Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009
Fixed maturities	$562	(3)%	$580	4%	$559
Short-term investments, cash and cash equivalents	4	(55)	8	(28)	12
Equities	20	(5)	21	50	14
Funds held and other	49	(6)	53	61	33
Funds held – directly managed	38	(27)	52	191	18
Investment expenses	(44)	5	(41)	5	(40)

Net investment income	$629	(6)	$673	13	$596

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

2011 compared to 2010

Net investment income decreased in 2011 compared to 2010 primarily due to:

•

a decrease in net investment income from fixed maturities, short-term investments and cash and cash equivalents primarily due to lower reinvestment rates, which was partially offset by purchases of higher yielding investments and the reinvestment of cash flows from operations; and

•

a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account, which was related to the release of assets following the Endorsement (see Funds Held – Directly Managed below) to the quota share retrocessional agreement with Colisée Re in February 2011 and the run-off of the underlying liabilities. The assets released from the funds held – directly managed account were reinvested in the Company’s fixed maturity portfolio at lower reinvestment rates; partially offset by

•	the weakening of the U.S. dollar, on average, in 2011 compared to 2010 which contributed a 1% increase in net investment income.

2010 compared to 2009

Net investment income increased in 2010 compared to 2009 primarily due to:

•

an increase in net investment income from fixed maturities due to the purchase of higher yielding investments and the reinvestment of cash flows from operations. This increase was partially offset by the sale of fixed maturities to finance the Company’s repurchase of common shares of $1,083 million and to repay debt of $200 million during 2010;

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

2012 Outlook

Assuming constant foreign exchange rates, Management expects net investment income to decrease in 2012 compared to 2011 primarily due to lower reinvestment rates with low government yields expected to continue throughout 2012. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).

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

As discussed in Overview above, U.S. and European risk-free interest rates decreased and credit spreads widened, while equity markets remained relatively flat during 2011. In addition to these general economic factors, the Company realized losses on treasury note futures and incurred losses related to certain insurance-linked securities impacted by the Japan Earthquake. The Company uses treasury note futures to manage the duration of its investment portfolio and the realized losses represent the Company reducing the duration of its investment portfolio to protect against the possibility of risk-free interest rates rising. These factors had an impact on the Company’s investment portfolio and the related level of realized and unrealized gains and losses on investments compared to 2010, during which U.S. and European risk-free interest rates decreased, equity markets rose and credit spreads declined modestly.

The components of net realized and unrealized investment gains for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions of U.S. dollars):

	2011	2010	2009
Net realized investment gains on fixed maturities and short-term investments	$157	$173	$105
Net realized investment gains (losses) on equities	91	45	(45)
Net realized investment losses on other invested assets	(176)	(68)	(36)
Change in net unrealized investment (losses) gains on other invested assets	(46)	4	58
Change in net unrealized investment gains on fixed maturities and short-term investments	128	143	323
Change in net unrealized investment (losses) gains on equities	(102)	65	186
Net other realized and unrealized investment gains	4	13	2
Net realized and unrealized investment gains (losses) on funds held – directly managed	11	27	(2)

Net realized and unrealized investment gains	$67	$402	$591

2011 compared to 2010

Net realized and unrealized investment gains decreased by $335 million, from $402 million in 2010 to $67 million in 2011. The net realized and unrealized investment gains of $67 million in 2011 were primarily due to declining U.S. and European risk-free interest rates, which were partially offset by widening credit spreads, realized and unrealized losses on treasury note futures and losses on insurance-linked securities impacted by the Japan Earthquake. Net realized and unrealized investment gains of $67 million in 2011 primarily consisted of net realized investment gains on fixed maturities and short-term investments and equities of $248 million and the change in net unrealized investment gains on fixed maturities and short-term investments of $128 million, which were partially offset by net realized investment losses on other invested assets (mainly related to treasury note futures) of $176 million and the change in net unrealized investment losses on equities and other invested assets of $148 million.

Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $222 million in 2011 and primarily related to realized and unrealized losses on treasury note futures, net realized and unrealized losses on certain non-publicly traded investments, and a realized loss on insurance-linked derivative securities impacted by the Japan Earthquake. Net realized investment losses and the change in net unrealized investment gains on other invested assets were a combined loss of $64 million in 2010 and primarily related to losses on treasury note futures, which were partially offset by unrealized gains on certain non-publicly traded investments and net realized and unrealized gains on total return swaps.

Net realized and unrealized investment gains on funds held – directly managed of $11 million and $27 million in 2011 and 2010, respectively, primarily related to net realized and the change in net unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were due to decreases in U.S. and European risk-free interest rates.

2010 compared to 2009

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

Net realized losses and the change in net unrealized gains on other invested assets were a combined loss of $64 million in 2010 primarily related to realized and unrealized losses on treasury note futures, which were partially offset by net unrealized gains on certain non-publicly traded investments and net realized and unrealized gains on total return swaps. The change in net unrealized gains and net realized losses on other invested assets were a combined gain of $22 million in 2009 and primarily related to net unrealized gains on total return swaps and treasury note futures and net realized gains on equity futures, which were partially offset by realized losses on treasury note futures and credit default swaps.

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

2011 compared to 2010

The Company’s interest in the results of equity investments decreased from a gain of $13 million in 2010 to a loss of $6 million in 2011 primarily due to net unrealized and realized losses and write-downs on several unrelated private placement and limited partnership investments.

2010 compared to 2009

The Company’s interest in the results of equity investments was $13 million in 2010 compared to $16 million in 2009.

Technical Result and Other Income

Technical result and other income included in Corporate and Other primarily relates to certain insurance-linked securities and principal finance transactions.

2011 compared to 2010

Technical result and other income included in Corporate and Other was $9 million combined in 2011, compared to $3 million combined in 2010. The increase of $6 million in 2011 compared to 2010 was primarily related to an increase in the technical result for insurance-linked securities and was driven by a higher level of net premiums earned.

2010 compared to 2009

Technical result and other income included in Corporate and Other was $3 million combined in 2010, compared to $17 million combined in 2009. The decrease of $14 million in 2010 compared to 2009 was primarily related to a decline in the technical result for insurance-linked securities and was driven by lower net premiums earned and a lower level of net favorable prior year loss development.

Other Operating Expenses

The Company’s total other operating expenses for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions of U.S. dollars):

	2011	% Change	2010	% Change	2009
Other operating expenses	$435	(19)%	$540	25%	$431

Other operating expenses represent 9.4%, 11.3% and 10.5% of net premiums earned (both Non-life and Life) for the years ended December 31, 2011, 2010 and 2009, respectively. Other operating expenses included in Corporate and Other were $99 million, $166 million and $131 million, of which $83 million, $151 million and $117 million are related to corporate activities for the years ended December 31, 2011, 2010, and 2009, respectively.

2011 compared to 2010

Other operating expenses decreased by 19% in 2011 compared to 2010. The decrease was primarily due to a charge of $41 million in 2010 related to the Company’s voluntary plan, lower personnel costs (including lower share-based compensation expenses) and lower costs related to Paris Re’s operations following its integration into the Company’s operations. These decreases in other operating expenses were partially offset by foreign exchange fluctuations, which increased other operating expenses by 5% due to the weakening of the U.S. dollar in 2011 compared to 2010.

2010 compared to 2009

The increase in other operating expenses of 25% in 2010 compared to 2009 was primarily due to the inclusion of Paris Re’s operating expenses for a full year in 2010 compared to the fourth quarter only of 2009, a charge of $41 million in 2010 related to the Company’s voluntary plan, and increased personnel expenses, which were partially offset by lower consulting and professional fees related to the Paris Re acquisition.

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

The Company’s income tax expense and effective income tax rate for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions of U.S. dollars):

	2011	2010	2009
Income tax expense	$69	$129	$262
Effective income tax rate	(15.3)%	13.1%	14.6%

2011 compared to 2010

Income tax expense and the effective income tax rate during 2011 were $69 million and (15.3)%, respectively. Income tax expense and the effective income tax rate during 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net loss recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates with no associated tax benefit, which were driven by the large catastrophic losses described in the Review of Net (Loss) Income. The Company’s taxable jurisdictions recorded pre-tax net income and an income tax expense, which resulted from a relatively low level of catastrophe losses and realized and unrealized investment gains. The income tax expense recorded by the Company’s taxable jurisdictions was partially offset by the recognition of a tax benefit during 2011 related to the expiration of the statute of limitations of uncertain tax positions following the completion of certain tax examinations.

Income tax expense and the effective income tax rate during 2010 were $129 million and 13.1%, respectively. Income tax expense and the effective income tax rate during 2010 were driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate during 2010, included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s taxable jurisdictions recorded significant realized and unrealized investment gains, which were partially offset by significant catastrophe losses related to the Chile Earthquake and the 2010 New Zealand Earthquake, losses related to Deepwater Horizon, and charges related to the Company’s voluntary plan. The Company’s non-taxable jurisdictions benefitted from comparatively lower levels of catastrophe losses and realized and unrealized investment gains.

2010 compared to 2009

Income tax expense and the effective income tax rate during 2010 were $129 million and 13.1%, respectively, and were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions, as described above.

Income tax expense and the effective income tax rate during 2009 were $262 million and 14.6%, respectively. Income tax expense and the effective income tax rate during 2009 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s non-taxable and taxable jurisdictions recorded a significant level of pre-tax net income, in the absence of significant catastrophe losses, and the taxable jurisdictions recorded a significant level of net realized and unrealized investment gains.

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

Investment philosophy

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

Liability funds (including funds held – directly managed) represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested primarily in high quality fixed income securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities (referred to as asset-liability matching) in terms of both duration and major currency composition to provide the Company with a natural hedge against changes in interest and foreign exchange rates. In addition, the Company utilizes certain derivatives to further protect against changes in interest and foreign exchange rates.

Capital funds represent shareholder capital of the Company and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines which include issuer and sector concentration limitations. Capital funds may be invested in investment grade and below investment grade fixed income securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

At December 31, 2011, the liability funds totaled $11.2 billion (including funds held – directly managed), or 62% of the Company’s total invested assets, compared to $10.6 billion at December 31, 2010. The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The increase in the liability funds at December 31, 2011 compared to December 31, 2010 reflects the increase in unpaid losses and loss expenses, which was driven by the 2011 catastrophic events.

At December 31, 2011, the capital funds totaled $6.9 billion, or 38% of Company’s total invested assets, and were generally comprised of the assets listed above, with 45% invested in investment grade fixed income securities.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as treasury note and equity futures contracts, credit default swaps, foreign currency option contracts, foreign exchange forward contracts, total return and interest rate swaps, insurance-linked securities and to-be-announced mortgage-backed securities (TBAs) for the purpose of managing and hedging currency risk, market exposure and portfolio duration, hedging certain investments, mitigating the risk associated with underwriting operations, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Risk and Finance Committee of the Board.

Overview

Total investments and cash were $16.6 billion at December 31, 2011 compared to $16.4 billion at December 31, 2010. The major factors influencing the increase during 2011 were:

•	net cash provided by operating activities of $574 million;

•

net proceeds of $362 million, after underwriting discounts, commissions and other related expenses of $12 million, related to the issuance of the Series E preferred shares (see Note 12 to the Consolidated Financial Statements included in Item 8 of Part II of this report and Contractual Obligations and Commitments and Shareholders’ Equity and Capital Resources Management below); and

•

realized and unrealized gains related to the investment portfolio of $56 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $285 million, reflecting lower U.S. and European risk-free interest rates, which were partially offset by widening credit spreads. These realized and unrealized gains were reduced by decreases in other invested assets and the equity portfolio of $233 million, primarily driven by realized losses on treasury note futures (see discussion related to duration below); partially offset by

•	repurchases of the Company’s common shares of $396 million;

•	dividend payments on common and preferred shares totaling $206 million; and

•

various factors, the primary one being the effect of a stronger U.S. dollar at December 31, 2011 relative to most major currencies, resulting in the conversion of non-U.S. dollar invested assets into U.S. dollars at lower exchange rates, amounting to approximately $169 million.

Trading securities

The Company has elected the fair value option for substantially all of its invested assets, including all of Paris Re’s fixed maturities, short-term investments and other invested assets. The market value of fixed maturities, short-term investments and equities classified as trading securities (excluding funds held – directly managed) was $14.9 billion at December 31, 2011 compared to $13.9 billion at December 31, 2010. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. In addition, the market value of the Company’s other invested assets was $358 million at December 31, 2011 compared to $352 million at December 31, 2010. The Company’s other invested assets and the investments underlying the funds held – directly managed account are discussed separately below.

At December 31, 2011, approximately 93% of the Company’s fixed income and short-term investments, which includes fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 94% were publicly traded. The average credit quality of the Company’s fixed income and short-term investments at December 31, 2011 was AA, comparable to the position at December 31, 2010. The average credit quality at December 31, 2011 reflects the impact of Standard & Poor’s decision in August 2011 to downgrade U.S. government securities and other securities that carry either an explicit or implicit guarantee of the U.S. government from AAA to AA+ (the downgrade of U.S. government securities). While other ratings agencies did not take a similar rating action, it is the Company’s policy to use Standard & Poor’s ratings, when available, to rate its investments. The Company does not believe that the downgrade of U.S. government securities increased the risk level of its investment portfolio, with U.S. treasuries still generally considered to be a proxy for a risk-free investment.

On January 13, 2012, Standard & Poor’s announced credit downgrades of nine European sovereign governments (the Eurozone downgrade). The Eurozone downgrade did not have a significant impact on the Company’s investment portfolio with the average credit quality remaining at AA, comparable to the position at December 31, 2011. While other rating agencies did not take similar action, it is the Company’s policy to use Standard & Poor’s ratings, when available, to rate its investments. See Ratings Distribution below for further discussion of the impact of the Eurozone downgrade.

The average duration of the Company’s investment portfolio was 2.9 years at December 31, 2011, comparable to 3.0 years at December 31, 2010. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the duration of its investment portfolio from 3.5 years to 2.9 years at December 31, 2011, and reflects the Company’s decision to hedge against risk-free interest rates potentially rising.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents was 2.4% at December 31, 2011, compared to 2.9% at December 31, 2010. The decrease in the average yield to maturity at December 31, 2011 compared to December 31, 2010 reflects declining U.S. and European risk-free rates, which were partially offset by widening credit spreads.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 4.2% and 6.4% for years ended December 31, 2011 and 2010, respectively. The lower total accounting return in the year ended December 31, 2011 was mainly due to a relatively lower level of risk-free rates compared to 2010, and relatively flat equity markets in 2011 compared to improving worldwide equity markets in 2010.

The cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturities, short-term investments and equities classified as trading at December 31, 2011 and 2010 were as follows (in millions of U.S. dollars):

December 31, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,085	$31	$—	$1,116
U.S. states, territories and municipalities	118	6	—	124
Non-U.S. sovereign government, supranational and government related	2,807	159	(2)	2,964
Corporate	5,461	319	(33)	5,747
Asset-backed securities	626	12	(4)	634
Residential mortgage-backed securities	3,225	95	(37)	3,283
Other mortgage-backed securities	72	3	(1)	74

Total fixed maturities	13,394	625	(77)	13,942
Short-term investments	42	—	—	42
Equities	918	99	(72)	945

Total	$14,354	$724	$(149)	$14,929

December 31, 2010	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$896	$16	$(6)	$906
U.S. states, territories and municipalities	67	—	—	67
Non-U.S. sovereign government, supranational and government related	2,744	83	(8)	2,819
Corporate	5,876	287	(19)	6,144
Asset-backed securities	554	12	(9)	557
Residential mortgage-backed securities	2,228	93	(15)	2,306
Other mortgage-backed securities	30	1	(5)	26

Total fixed maturities	12,395	492	(62)	12,825
Short-term investments	49	—	—	49
Equities	943	147	(18)	1,072

Total	$13,387	$639	$(80)	$13,946

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The fair value of the Company’s fixed maturities increased by $1.1 billion from $12.8 billion at December 31, 2010 to $13.9 billion at December 31, 2011. The increase in the Company’s fixed maturities is predominantly in the residential mortgage-backed securities and U.S. government and government sponsored enterprises categories, which have increased by $977 million and $210 million, respectively, at December 31, 2011 compared to December 31, 2010. The increases primarily reflect the reallocation of a portion of the Company’s cash and cash equivalents to the investment portfolio. In addition, the increase in residential mortgage-backed securities, and the corresponding decrease in corporate securities, at December 31, 2011 compared to December 31, 2010, reflects a rebalancing of the portfolio and an increased allocation to residential mortgage-backed securities given they provide a higher return than U.S. treasuries, while still being backed by U.S. government agencies.

The U.S. government and government sponsored enterprises category includes U.S. treasuries and U.S. government agency securities which accounted for 98% and 2%, respectively, of this category at December 31, 2011. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. At December 31, 2011, 68% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AA+ corporate issues. The remaining 32% of U.S. government agency securities at December 31, 2011 were rated AA.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties. At December 31, 2011, 10% of securities in this category were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 90% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. At December 31, 2011, 82%, 15% and 3% of this category was rated AAA, AA and A, respectively. Non-U.S. sovereign government obligations comprised 85% of this category, of which 91% were rated AAA. The largest three issuers (Germany, Canada and France) accounted for 81% of non-U.S. sovereign government obligations at December 31, 2011, with the next four largest issuers (Belgium, Singapore, Austria and the Netherlands) accounting for 18% of the remaining 19% of non-U.S. sovereign government obligations. At December 31, 2011, the remaining 15% of this category was comprised of investment grade Canadian government related obligations, non-U.S. government agency obligations (related to France, Canada and South Korea) and non-U.S. government supranational debt representing 11%, 3% and 1% of the total, respectively. If the Eurozone downgrade had occurred at December 31, 2011, the impact on the non-U.S. sovereign government, supranational and government related category would have been to decrease the AAA credit quality of this category from 82% to 58%, with a corresponding increase in AA credit quality from 15% to 39%.

At December 31, 2011, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At December 31, 2011, the Company had investments of $1.8 billion in other EU sovereign governments (including $7 million of investments in the short-term investments category), comprised of $879 million, $579 million, $194 million, $79 million and $54 million of German, French, Belgian, Austrian and Dutch sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $15 million, less than 1% of the Company’s total EU sovereign government obligations. In addition to its EU sovereign government exposure, the Company also held $61 million of debt issued by French government agencies.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At December 31, 2011, 95% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 67% were rated A- or better. At December 31, 2011, the ten largest issuers accounted for 17% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash). At December 31, 2011, U.S. bonds comprised 63% of this category and no other country accounted for more than 8% of this category. The main exposures by economic sector were 23% in finance (11% were banks), 14% in consumer noncyclical and 10% in each of communications and utilities. Within the finance sector, 99% of corporate bonds were rated investment grade and 85% were rated A- or better at December 31, 2011.

At December 31, 2011, the Company’s corporate bond portfolio included $393 million of European government guaranteed corporate debt, comprised of $261 million, $79 million, $47 million and $6 million corporate bonds guaranteed by the Dutch, German, Austrian and Danish governments, respectively. At December 31, 2011, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At December 31, 2011, the Company’s corporate bond portfolio (excluding government guaranteed corporate debt) includes $1.3 billion of corporate bonds issued by companies in the finance sector. Included within this were $127 million of corporate bonds issued by companies in the EU finance sector, comprised of $56 million, $14 million, $13 million, $12 million and $8 million of British, French, Danish, Dutch and German finance sector corporate bonds, respectively. Of the remaining EU finance sector corporate bonds, no single country accounts for more than 1% of the Company’s total finance sector corporate bond exposure. At December 31, 2011, the Company held less than $23 million in total of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

The asset-backed securities category includes U.S. asset-backed securities, which accounted for 70% at December 31, 2011. Of the U.S. asset-backed securities, 35% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 65% were not rated. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which accounted for 93% of this category at December 31, 2011. These securities generally have a low risk of default and 97% of the U.S. residential mortgage-backed securities are backed by U.S. government agencies, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at December 31, 2011, other than $22 million of investments in distressed asset vehicles (included in other invested assets). At December 31, 2011, the Company’s U.S. residential mortgage-backed securities included approximately $212 million (7% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. At December 31, 2011, the remaining 7% of this category was comprised of non-U.S. residential mortgage-backed securities, of which 86% were rated AAA and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities includes U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 79% and 21% of this category at December 31, 2011, respectively. Approximately 97% of this category was rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Short-term investments consisted of non-U.S. sovereign government obligations, U.S. treasuries and U.S. corporate bonds which accounted for 70%, 19% and 11%, respectively, of this category at December 31, 2011. The non-U.S. sovereign government obligations were primarily related to Canada, France, and Singapore and were rated AAA. At December 31, 2011, the U.S. treasuries held were rated AA+ and the U.S. corporate bonds were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Publicly traded common stocks (including public exchange traded funds (ETFs)) comprised 73% of equities at December 31, 2011. The remaining 27% of this category consisted primarily of funds holding fixed income securities, of which 97% (or $237 million) was comprised of emerging markets funds. Of the publicly traded common stocks and ETFs, U.S. issuers represented 82% at December 31, 2011. At December 31, 2011, the ten largest common stocks accounted for 17% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At December 31, 2011, the largest publicly traded common stock exposures by economic sector were 19% in consumer noncyclical, 13% in energy, 12% in finance, 11% in technology and 10% in communications. At December 31, 2011, the Company did not have any exposure to equities issued by finance sector institutions based in the peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at December 31, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

December 31, 2011	Cost	Fair Value
One year or less	$566	$571
More than one year through five years	4,793	4,923
More than five years through ten years	3,472	3,713
More than ten years	682	786

Subtotal	9,513	9,993
Mortgage/asset-backed securities	3,923	3,991

Total	$13,436	$13,984

Ratings Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturities and short-term investments at December 31, 2011:

Rating Category	% of total
AAA	25%
AA	37
A	21
BBB	11
Below investment grade/Unrated	6

Total	100%

The decrease in the Company’s AAA rated securities, as a percentage of its total fixed income and short-term investments portfolio, from 51% at December 31, 2010 to 25% at December 31, 2011, and the corresponding increase in AA rated securities from 9% at December 31, 2010 to 37% at December 31, 2011, largely reflects the downgrade of U.S. government securities in August 2011, as discussed above. The overall average credit quality of the Company’s fixed income and short-term investments portfolio at December 31, 2011 and 2010 was AA.

If the Eurozone downgrade had occurred at December 31, 2011, the impact on the credit quality of the Company’s investment portfolio would have been to decrease the AAA credit quality from 25% to 20%, and increase the AA credit quality from 37% to 42%. The overall average credit quality of the Company’s investment portfolio at December 31, 2011 would have remained at AA.

Other Invested Assets

At December 31, 2011, the Company’s other invested assets totaled $358 million. The Company’s other invested assets consisted primarily of investments in asset-backed securities, non-publicly traded companies, notes receivable, loans receivable, private placement equity and bond investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at December 31, 2011, are reported within other invested assets in the Company’s Consolidated Balance Sheets.

At December 31, 2011, the Company’s principal finance activities included $168 million of investments classified as other invested assets, which were comprised primarily of asset-backed securities, notes receivable, loans receivable, total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments), and private placement equity investments. At December 31, 2011, the carrying value of the Company’s investment in asset-backed securities, notes receivable, loans receivable and private placement equity investments was $100 million, $46 million, $21 million and $3 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was an unrealized loss of $2 million.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At December 31, 2011, the fair value of the Company’s assumed exposure in the form of total return swaps and interest rate swaps was an unrealized gain of $7 million and an unrealized loss of $8 million, respectively. At December 31, 2011, the notional value of the Company’s assumed exposure in the form of total return swaps was $116 million.

At December 31, 2011, 59% of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income, 38% was related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade, and the remainder of the portfolio was distributed over a number of generally unrelated risks.

For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At December 31, 2011, the fair value of the Company’s assumed exposure in the form of credit default swaps was insignificant and the notional value was $13 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at December 31, 2011. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was insignificant at December 31, 2011, and the notional value was comprised of $95 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At December 31, 2011, the combined fair values of the weather derivatives and the longevity total return swaps was insignificant, while their combined notional values were $136 million.

The Company has entered into certain indexed commodity futures contracts (which are accounted for as derivative financial instruments). The Company uses indexed commodity futures to hedge certain investments and to replicate the investment return on certain benchmarked commodities. The counterparties to the Company’s indexed commodity futures contracts are all highly rated financial institutions, rated A- or better by Standard & Poor’s at December 31, 2011. The Company uses quoted market prices to estimate the fair value of these contracts. The fair value and the notional value of the indexed commodity futures contracts was an unrealized loss of $2 million and $48 million, respectively, at December 31, 2011.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The Company also uses equity futures to replicate equity investment positions. At December 31, 2011, the fair values of the treasury note and equity futures were insignificant, while the notional values were a net short position of $2,486 million and insignificant, respectively.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. At December 31, 2011, the combined fair value of foreign exchange forward contracts and foreign currency option contracts was an unrealized gain of $3 million. The Company utilizes TBAs as part of its overall investment strategy and to enhance investment performance. TBAs represent commitments to purchase future issuances of U.S. government agency mortgage- backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company’s policy is to maintain designated cash balances at least equal to the amount of outstanding TBA purchases. At December 31, 2011, the fair value of TBAs was insignificant and the notional value was $104 million.

At December 31, 2011, the Company’s strategic investments of $197 million (of which $179 million were included in other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments and other specialty asset classes, including the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments—Trading Securities.

At December 31, 2011, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $8 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include British, French, and German finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II of this report).

The Company also had $9 million of other invested assets at December 31, 2011.

Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business as of December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held – directly managed account are predominantly maintained by Colisée Re in a segregated investment portfolio which is directly managed by the Company. During the year ended December 31, 2011, the Company and Colisée Re entered into an endorsement to the quota share retrocession agreement (the Endorsement) which resulted in a release of assets of approximately $358 million from the funds held – directly managed account to PartnerRe Europe. The composition of the investments underlying the funds held – directly managed account at December 31, 2011 is discussed below. See the discussion in Counterparty Credit Risk in Item 7A of Part II of this report.

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

At December 31, 2011, approximately 98% of the fixed income and short-term investments underlying the funds held – directly managed account were publicly traded and all were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of the fixed income and short-term investments underlying the funds held – directly managed account was AA at December 31, 2011 and 2010. The average credit quality reflects the impact of Standard & Poor’s decision in August 2011 related to the downgrade of U.S. government securities, as described above. The Eurozone downgrade did not have a significant impact on the investments underlying the funds held – directly managed account, with the overall average credit quality remaining at AA, comparable to the position at December 31, 2011.

The average duration of the investments underlying the funds held – directly managed account was 2.7 years at December 31, 2011, compared to 3.1 years at December 31, 2010. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account decreased to 1.7% at December 31, 2011 from 2.4% at December 31, 2010 primarily due to the sale and maturity of higher yielding investments, which were used to finance the release of assets pursuant to the Endorsement and to pay losses related to the run-off of the underlying reserves.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments underlying the funds held – directly managed account at December 31, 2011 and 2010 were as follows (in millions of U.S. dollars):

December 31, 2011	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$256	$13	$—	$269
Non-U.S. sovereign government, supranational and government related	261	14	—	275
Corporate	470	13	(3)	480

Total fixed maturities	987	40	(3)	1,024
Short-term investments	18	—	—	18
Other invested assets	26	—	(10)	16

Total	$1,031	$40	$(13)	$1,058

December 31, 2010	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$281	$8	$(1)	$288
Non-U.S. sovereign government, supranational and government related	378	7	—	385
Corporate	788	14	(3)	799
Mortgage/asset-backed securities	12	2	(2)	12

Total fixed maturities	1,459	31	(6)	1,484
Short-term investments	38	—	—	38
Other invested assets	25	—	(4)	21

Total	$1,522	$31	$(10)	$1,543

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

The decrease in the fair value of the investments underlying the funds held – directly managed account of $485 million, from $1,543 million at December 31, 2010 to $1,058 million at December 31, 2011 is primarily related to the release of assets of approximately $358 million from the funds held – directly managed account to PartnerRe Europe pursuant to the Endorsement and is also due to the sale and maturity of investments to pay losses related to the run-off of the underlying reserves. The release of assets and the sale and maturity of investments to pay losses primarily resulted in a decrease in corporate securities, and to a lesser extent, non-U.S. sovereign government, supranational and government related.

In addition to the investments in the above table at December 31, 2011, the funds held – directly managed account included cash and cash equivalents of $176 million, other assets and liabilities of $20 million and accrued investment income of $14 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

The U.S. government and government sponsored enterprises category underlying the funds held – directly managed account is comprised of U.S. government agency securities and U.S. treasuries which accounted for 59% and 41% of this category at December 31, 2011, respectively. With the exception of investments totaling $118 million in U.S. government agency securities, which were rated AA, the remaining U.S. government agency securities and all of the U.S. treasuries, although not specifically rated, are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

Non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Canadian government related obligations comprised 56% of this category, with investment grade non-U.S. government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 19%, 18% and 7%, respectively. Within the non-U.S. government agency obligations category, 99% related to France, Canada and Austria, and within the non-U.S. sovereign government obligations category, 92% related to France, Austria, Belgium and Germany. At December 31, 2011, 48%, 31% and 21% of this category were rated AAA, AA and A, respectively, by Standard & Poor’s (or estimated equivalent). If the Eurozone downgrade had occurred at December 31, 2011, the impact on the non-U.S. sovereign government, supranational and government related category would have been to decrease the AAA credit quality of this category from 48% to 25% with a corresponding increase in the AA credit quality from 31% to 54%.

At December 31, 2011, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At December 31, 2011, the investments underlying the funds held – directly managed account included $49 million of investments in other EU sovereign governments, comprised of $21 million, $10 million, $8 million and $6 million of French, Austrian, Belgian and German sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $2 million, or 4% of the total EU sovereign government obligations underlying the funds held – directly managed account. In addition to its EU sovereign government obligations, the Company also held $34 million of debt issued by French and Austrian government agencies.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At December 31, 2011, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 90% were rated A- or better. At December 31, 2011, the ten largest issuers accounted for 23% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At December 31, 2011, U.S. and French bonds comprised 43% and 16%, respectively, of this category and no other country accounted for more than 10% of this category. The main exposures of this category by economic sector were 48% in finance (26% were banks) and 15% in consumer noncyclical. At December 31, 2011, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 95% were rated A- or better.

At December 31, 2011, corporate bonds underlying the funds held – directly managed account included $15 million of European corporate debt guaranteed by the German, British, Dutch and Swedish governments. At December 31, 2011, the corporate bond portfolio underlying the funds held – directly managed account did not have any exposure to government guaranteed debt issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At December 31, 2011, corporate bonds underlying the funds held – directly managed account (excluding government guaranteed corporate debt) included $129 million of corporate bonds issued by companies in the EU finance sector, including $63 million, $19 million and $15 million of French, Dutch and British finance sector corporate bonds, respectively. Of the remaining EU finance sector corporate bonds, no single country accounted for more than $11 million, or 5% of total finance sector corporate bonds underlying the funds held – directly managed account. At December 31, 2011, corporate bonds underlying the funds held – directly managed account included less than $26 million in total of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Short-term investments underlying the funds held – directly managed account, are comprised of Canadian government and Canadian government related obligations which were rated AA- or higher by Standard & Poor’s (or estimated equivalent) at December 31, 2011.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2011, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Fair
December 31, 2011	Cost	Value
One year or less	$227	$227
More than one year through five years	553	573
More than five years through ten years	200	215
More than ten years	25	27

Total	$1,005	$1,042

Ratings Distribution

The following table provides a breakdown of the credit quality of fixed maturities and short-term investments underlying the funds held – directly managed account December 31, 2011:

Rating Category	% of total
AAA	22%
AA	50
A	24
BBB	4

Total	100%

The decrease in AAA rated fixed maturities and short-term investments underlying the funds held – directly managed account, from 45% at December 31, 2010 to 22% at December 31, 2011, and the corresponding increase in AA rated securities from 27% at December 31, 2010 to 50% at December 31, 2011, largely reflects the downgrade of U.S. government securities in August 2011, as described above. The overall average credit quality of the fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2011 and 2010 was AA.

If the Eurozone downgrade had occurred at December 31, 2011, the impact on the credit quality of the investment portfolio underlying the funds held – directly managed account would have been to decrease the AAA credit quality from 22% to 16%, and increase the AA credit quality from 50% to 56%. The overall average credit quality of the investment portfolio underlying the funds held – directly managed account at December 31, 2011 would have remained at AA.

European exposures

As discussed in Item I of Part I of this report, the Company conducts its operations in various countries and in a variety of non-U.S. denominated currencies. A significant portion of the Company’s reinsurance business is conducted with cedants in Europe, with the collection of premiums and the payment of claims denominated in the euro. As described above, the currency composition of the Company’s liability funds generally matches the underlying net reinsurance liabilities to protect against changes in foreign exchange rates. Accordingly, the Company’s liability funds that are held to match net reinsurance liabilities that are denominated in the euro, expose the Company’s investment portfolio and the investments underlying the funds held – directly managed account to bonds that are denominated in the euro that are issued by European sovereign governments and government agencies, corporate bonds that are issued by companies in Europe (including those that are also guaranteed by a European sovereign government) and equities issued by companies in Europe.

As a result of the recent uncertainties related to European sovereign government debt exposures, and uncertainties surrounding Europe in general, the Company implemented additional risk management guidelines to reduce and mitigate potential risks arising from these exposures in its investment portfolio and in the investments underlying the funds held—directly managed account. These guidelines reflect the Company’s response to current conditions and the guidelines may change as the dynamics of the underlying conditions and uncertainties change. The Company’s current guidelines include, but are not limited to, the following:

•

Since the beginning of 2010 the Company has eliminated substantially all of its investment exposure to bonds issued by European sovereign governments in the peripheral countries (Portugal, Italy, Ireland, Greece and Spain);

•

During the second half of 2011, the Company focused its European sovereign government exposure to five highly-rated countries. These five countries, Germany, France, Netherlands, Belgium, and Austria are rated AAA, AA+, AAA, AA and AA+ by Standard & Poor’s;

•

The Company has rebalanced its investment portfolio’s to underweight its exposure to corporate bonds issued by companies in the European finance sector, with a bias for holding covered corporate bonds issued by companies in Europe that are backed by cash flows generated from an underlying pool of assets; and

•

The Company continues to minimize its equity exposures to companies in the finance sector in the peripheral countries and to hold only insignificant and opportunistic equity positions in European companies.

The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item IA of Part I of this report for further discussion on the Company’s exposure to the European sovereign debt crisis.

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

As of December 31, 2011 and 2010, the Company recorded $796 million and $937 million, respectively, of funds held assets in its Consolidated Balance Sheets. The decrease in funds held assets at December 31, 2011 compared to December 31, 2010 is primarily related to the restructuring of a longevity treaty from a funds held basis to a swap basis (see Policy Benefits for Life and Annuity Contracts below).

At December 31, 2011, the five largest cedants represented 60% of the funds held balance. Approximately 76% of the funds held balance at December 31, 2011 related to contracts that earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates ranged from 2.0% to 5.0% for the year ended December 31, 2011. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include three of the five cedants with the largest funds held assets, which represented 40% of the Company’s total funds held balance.

With respect to the remaining 24% of the funds held balance at December 31, 2011, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2011 included two of the five cedants with the largest funds held assets, which represented 20% of the Company’s total funds held balance. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

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

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2011.

At December 31, 2011 and 2010, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $11,273 million and $10,667 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,920 million and $10,318 million, respectively. See also Business—Reserves in Item 1 of

Part I of this report for a reconciliation of the gross and net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2011, 2010 and 2009 and a discussion of the impact of foreign exchange on unpaid losses and loss expenses.

The net Non-life reserves for unpaid losses and loss expenses at December 31, 2011 and 2010 include $1,012 million and $1,239 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 9 to Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the Reserve Agreement).

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income—Results by Segment above for a discussion of losses and loss expenses, prior years’ reserve developments and uncertainties related to the 2011 catastrophic events.

Policy Benefits for Life and Annuity Contracts

At December 31, 2011 and 2010, the Company recorded gross policy benefits for life and annuity contracts of $1,646 million and $1,750 million, respectively, and net policy benefits for life and annuity contracts of $1,636 million and $1,736 million, respectively. See also Business—Reserves in Item 1 of Part I of this report for a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2011, 2010 and 2009.

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

At December 31, 2011 and 2010, the Company recorded $363 million of reinsurance recoverable on paid and unpaid losses in its Consolidated Balance Sheets. At December 31, 2011, the distribution of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating was as follows:

Rating Category	% of total reinsurance recoverable on paid and unpaid losses
AA	16%
A	69
Less than A/Unrated/Other	14
Collateralized	1

Total	100%

At December 31, 2011, 86% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with A- or better rating from Standard & Poor’s or from reinsurers with collateralized balances.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2011 were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Operating leases	148.4	34.8	52.2	37.6	23.8
Other operating agreements	16.1	12.8	2.8	0.5	—
Other invested assets (1)	157.5	61.2	62.2	34.1	—
Unpaid losses and loss expenses (2)	11,273.1	3,736.9	3,082.4	1,510.4	2,943.4
Policy benefits for life and annuity contracts (3)	2,698.2	292.7	234.5	202.4	1,968.6
Deposit liabilities (3)	349.2	22.3	45.9	46.2	234.8
Employment agreements (4)	16.8	8.3	6.6	1.6	0.3
Other long-term liabilities:
Senior Notes-principal (5)	750	—	—	—	750
Senior Notes-interest	NA	44.7	89.4	89.4	44.7 per annum
Capital Efficient Notes—principal (6)	63.4	—	—	—	63.4
Capital Efficient Notes—interest	NA	4.1	8.2	8.2	4.1 per annum
Series C cumulative preferred shares—principal (7)	290	—	—	—	290
Series C cumulative preferred shares—dividends	NA	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares—principal (7)	230	—	—	—	230
Series D cumulative preferred shares—dividends	N/A	15.0	29.9	29.9	15.0 per annum
Series E cumulative preferred shares—principal (7)	374	—	—	—	374
Series E cumulative preferred shares—dividends	N/A	27.1	54.2	54.2	27.1 per annum

N/A: not applicable

(1)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.
(2)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2011, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.
(3)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2011 of $1,646 million and $249 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(4)	In 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Following their departure from the Company, employees participating in the voluntary plan will continue to receive pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the voluntary plan during the year ended December 31, 2010. The amounts in the table above reflect the Company’s remaining obligations to the eligible employees under the voluntary plan that will be paid through 2018.

(5)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.
(6)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.
(7)	The Company’s Series C, Series D and Series E preferred shares are cumulative, perpetual and have no mandatory redemption requirement, but may be redeemed at our option under certain circumstances. See Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report for further information.

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

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.5 billion at December 31, 2011, a 10% decrease compared to $7.2 billion at December 31, 2010. The major factors contributing to the decrease in shareholders’ equity during the year ended December 31, 2011 were:

•	a net loss of $520 million;

•

a net decrease of $358 million, due to the repurchase of common shares of $396 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $38 million;

•	dividends declared of $206 million related to both the Company’s common and preferred shares; and

•

a decrease of $12 million in the currency translation adjustment, resulting primarily from the translation of the financial statements of the Company’s foreign subsidiaries and branches into the U.S. dollar; partially offset by

•

net proceeds of $362 million, after underwriting discounts, commissions and other related expenses of $12 million, related to the issuance of the Series E preferred shares (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report and Contractual Obligations and Commitments above).

See Results of Operations and Review of Net (Loss) Income above for a discussion of the Company’s net loss for the year ended December 31, 2011.

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

Management uses compound annual growth rate in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share decreased by 10% to $84.82 at December 31, 2011 from $93.77 at December 31, 2010, primarily due to the comprehensive loss of $537 million. The comprehensive loss was driven by the net loss of $520 million, resulting primarily from the significant level of catastrophic events (see Review of Net (Loss) Income) and dividends declared on the Company’s common and preferred shares of $206 million. These decreases were partially offset by the accretive impact of share repurchases during 2011. The 5-year and 10-year compound annual growth rates in Diluted Book Value per Share were in excess of 8% and 11%, respectively, and are further discussed in Key Financial Measures.

The table below sets forth the capital structure of the Company at December 31, 2011 and 2010 (in millions of U.S. dollars):

	December 31, 2011		December 31, 2010
Capital Structure:
Senior notes (1)	$750	10%	$750	9%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	894	12	520	7
Common shareholders’ equity	5,574	77	6,687	83

Total Capital	$7,281	100%	$8,020	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.

The decrease in total capital during the year ended December 31, 2011 was related to the same factors describing the decrease in shareholders’ equity above.

Indebtedness

Senior Notes

In March 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.500% Senior Notes (2010 Senior Notes, or collectively with the 2008 Senior Notes defined below referred to as Senior Notes). The 2010 Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2010 Senior Notes is payable semi-annually and commenced on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

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

For the years ended December 31, 2011 and 2010, the Company incurred interest expense of $27.5 million and $21.8 million, respectively, and paid interest of $27.5 million and $19.6 million, respectively, in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

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

For the years ended December 31, 2011, 2010 and 2009, the Company incurred interest expense of $17.2 million, $17.2 million and $17.2 million, respectively, and paid interest of $17.2 million, $17.2 million and $17.2 million, respectively, in relation to the 2008 Senior Notes issued by PartnerRe Finance A (see Note 11 to Consolidated Financial Statements in Item 8 Part II of this report).

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

On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. The aggregate principal amount of the CENts and promissory note outstanding at December 31, 2011 and 2010 was $63.4 million and $71.0 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred interest expense of $4.6 million, $4.6 million and $7.0 million, respectively, and paid interest of $4.6 million, $4.6 million and $8.0 million, respectively (see Note 11 to Consolidated Financial Statements in Item 8 Part II of this report).

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

For the years ended December 31, 2010 and 2009, the Company incurred interest expense of $1.2 million and $3.9 million, respectively, and paid interest of $1.6 million and $6.3 million, respectively, in relation to this loan (see Note 11 to Consolidated Financial Statements in Item 8 Part II of this report).

The Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2011.

Shareholders’ Equity

Share Repurchases

During 2011, the Company repurchased, under its authorized share repurchase program, 5.4 million of its common shares at a total cost of $396.2 million, representing an average cost of $73.41 per share. At December 31, 2011, the Company had approximately 5.3 million common shares remaining under its current share repurchase authorization and approximately 19.4 million common shares were held in treasury and are available for reissuance (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

During 2010, the Company repurchased, under its authorized share repurchase program, 14.0 million of its common shares at a total cost of $1,082.6 million, representing an average cost of $77.10 per share.

During 2009, no shares were repurchased.

Share Issuance

During 2010, the Company’s remaining $200 million forward sale agreement matured. The Company did not deliver any common shares to the forward counterparty (see Note 19 to Consolidated Financial Statements in Item 8 of Part II of this report).

During 2009, pursuant to the acquisition of Paris Re, the Company issued 25.7 million common shares, of which 1.3 million common shares were reissued from treasury (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

Cumulative Redeemable Preferred Shares

The Company has issued and outstanding Series C, Series D and Series E cumulative redeemable preferred shares (Series C, D and E preferred shares) as follows (in millions of U.S. dollars or shares except percentage amounts):

	Series C	Series D	Series E
Date of issuance	May 2003	November 2004	June 2011
Number of preferred shares issued	11.6	9.2	15.0
Annual dividend rate	6.75%	6.5%	7.25%
Total consideration	$280.9	$222.3	$361.7
Underwriting discounts and commissions	$9.1	$7.7	$12.1
Aggregate liquidation value	$290.0	$230	$373.8

During 2011, the Company raised proceeds, before underwriting discounts and commissions, of $374m from the issuance of Series E preferred shares.

The Company may redeem each of the Series C, D and E preferred shares at $25.00 per share plus accrued and unpaid dividends without interest as follows: (i) each of the Series C and D preferred shares can be redeemed at our option at any time or in part from time to time, and (ii) the Series E preferred shares can be redeemed at our option on or after June 1, 2016 or at any time upon certain changes in tax law. Dividends on each of the Series C, D and E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears.

In the event of liquidation of the Company, each series of outstanding preferred shares ranks on parity with each other series of preference shares and would rank senior to the common shares, and holders thereof would receive a distribution of $25.00 per share, or the aggregate liquidation value for each of the Series C, D and E preferred shares, respectively, plus accrued and unpaid dividends, if any (see Note 12 to Consolidated Financial Statements in Item 8 of Part II of this report).

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents decreased from $2.1 billion at December 31, 2010 to $1.3 billion at December 31, 2011 primarily due to the investment of a portion of the cash and cash equivalents into the Company’s fixed maturity portfolio and loss payments related to the 2011 catastrophic losses.

Cash flows from operations in 2011 decreased to $574 million from $1,227 million in 2010. The decrease in cash flows from operations was primarily due to lower underwriting cash flows reflecting loss payments related to the 2011 catastrophic events and a lower level of premiums received, which was driven by the decrease in gross and net premiums written (as discussed in Overview and Results by Segment above). These decreases in underwriting cash flows were partially offset by cash received related to the release of assets from the funds held – directly managed account to PartnerRe Europe pursuant to the Endorsement (see Funds Held – Directly Managed above).

Net cash used in investing activities was $1.1 billion during 2011 compared to net cash provided by investing activities of $1.1 billion during 2010. The net cash used in investing activities during 2011 reflects the investment of a portion of the cash and cash equivalents into the Company’s fixed maturity portfolio, the investment of net cash provided by operations and the investment of the proceeds related to the issuance of the Series E preferred shares.

Net cash used in financing activities in 2011 was $242 million compared to $922 million in 2010. Net cash used in financing activities in 2011 was primarily related to the Company’s share repurchases and dividend payments on common and preferred shares, which were partially offset by the net proceeds of $362 million related to the issuance of the Series E preferred shares.

The Company is a holding company with no operations or significant assets other than the capital stock of the Company’s subsidiaries and other intercompany balances. The Company has cash outflows in the form of operating expenses, interest payments related to its debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2011, the Company incurred other operating expenses of $77 million, common dividends paid were $159 million, preferred dividends paid were $47 million and share repurchases were $396 million. In February 2012, the Company announced that it was increasing its quarterly dividend to $0.62 per common share or approximately $162 million in total for 2012, assuming a constant number of common shares outstanding and a constant dividend rate, and it will pay approximately $62 million in dividends to preferred shareholders.

The Company relies primarily on cash dividends and payments from its reinsurance subsidiaries to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from its reinsurance subsidiaries to be the principal source of its funds to pay such expenses and dividends. The payment of dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. As of December 31, 2011, there were no significant restrictions on the payment of dividends by the Company’s reinsurance subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses (see Note 14 to Consolidated Financial Statements in Item 8 of Part II of this report).

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. At December 31, 2011, PartnerRe U.S. Holdings and its subsidiaries have $750 million in Senior Notes and $63 million of CENts outstanding and will pay approximately $49 million in aggregate interest payments in 2012 related to this debt.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $16.6 billion at December 31, 2011, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.5 billion.

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

The Company’s current financial strength ratings are:

Standard & Poor’s	A+
Moody’s	A1
A.M. Best	A+
Fitch	AA-

On January 24, 2012, A.M. Best put the Company’s A+ rating under review with negative implications.

See Risk Factors in Item 1A of Part I of this report for the Company’s financial strength ratings.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. At December 31, 2011, the total amount of such credit facilities available to the Company was $1,440 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $246 million and $524 million, respectively, at December 31, 2011, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2011 is a $750 million three-year syndicated unsecured credit facility. This facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants at December 31, 2011. This facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility. During the year ended December 31, 2011, there were no borrowings under this revolving line of credit.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility with some price protection.

On November 14, 2011, the Company entered into an agreement to modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $250 million to a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the $100 million being secured. This credit facility matures on November 14, 2012, and can be extended for one additional year under the terms of the agreement.

In addition to the unsecured credit facilities available, the Company maintains two committed secured letter of credit facilities with amounts available of $150 million and $200 million at December 31, 2011. The facilities are used for the issuance of letters of credit, which must be secured fully or partially with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. The $200 million credit facility has a maturity date of December 31, 2014. The Company is currently negotiating an extension of the $150 million credit facility. At December 31, 2011, no conditions of default existed under these facilities (see Note 20 to Consolidated Financial Statements in Item 8 of Part II of this report).

Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it agreed to sell common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty, on settlement dates chosen by the Company prior to October 2008. On July 31, 2008, the Company amended the forward sale agreement, with half the contract maturing and the remaining half extended to April 2010.

On April 28, 2010, under the terms of the amendment to the forward sale agreement with the forward counterparty, the remaining forward sale agreement matured. Commencing on April 28, 2010, there was a 40 day valuation period, whereby the Company could deliver up to 3.4 million common shares over the valuation period, subject to a minimum price per share of $59.05 and a maximum price per share of $84.15. As a result of the Company’s share price trading between the minimum and the maximum price per share during the valuation period, the Company did not deliver any common shares to the forward counterparty.

This transaction had no other impact on the Company’s common shareholders’ equity, and the Company’s diluted net income per share for the years ended December 31, 2010 and 2009 did not include any dilutive effect related to this agreement (see Note 19 to Consolidated Financial Statements in Item 8 of Part II of this report).

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

At December 31, 2011, the value of the U.S. dollar strengthened against most major currencies compared to December 31, 2010, which resulted in a decrease in the U.S. dollar value of the assets and liabilities denominated in non-U.S. dollar currencies. See Results of Operations and Review of Net (Loss) Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the years ended December 31, 2011, 2010 and 2009.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $12 million during the year ended December 31, 2011 compared to a decrease of $67 million and an increase of $48 million during the years ended December 31, 2010 and 2009, respectively, due to both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations.

The following table provides a reconciliation of the currency translation adjustment for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars):

	2011	2010	2009
Currency translation adjustment at beginning of year	$16	$83	$35
Change in currency translation adjustment included in accumulated other comprehensive (loss) income	(12)	(66)	77
Net realized loss on designated net investment hedges included in accumulated other comprehensive (loss) income	—	(1)	(29)

Currency translation adjustment at end of year	$4	$16	$83

From time to time, the Company enters into net investment hedges. At December 31, 2011, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

New Accounting Pronouncements

See Note 2(u) to the Consolidated Financial Statements included in Item 8 of Part II of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed below.

As discussed above in this report, the Company’s investment philosophy distinguishes between assets that are generally matched against the estimated net reinsurance liabilities (liability funds) and those assets that represent shareholder capital (capital funds). Liability funds are invested in a way that generally matches them to the corresponding liabilities in both duration and currency composition to provide a natural hedge against changes in interest rates and foreign exchange rates.

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

As described above in this report, the Company’s investment strategy allows the use of derivative investments, subject to strict limitations. The Company also imposes a high standard for the credit quality of counterparties in all derivative transactions and aims to diversify its counterparty credit risk exposure. See Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this report for additional information related to derivatives.

The following comments address those areas where the Company believes it has exposure to material market risk in its operations.

Interest Rate Risk

The Company’s fixed income portfolio and the fixed income securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. This process involves matching the duration of the investment portfolio to the estimated duration of the liabilities. For unpaid loss reserves and policy benefits related to non-life and traditional life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to annuity business, the Company estimates duration based on its commitment to annuitants. The Company believes that this matching process mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the Company’s shareholders’ equity. The Company’s liabilities are carried at their nominal value, and are not adjusted for changes in interest rates, with the exception of certain policy benefits for life and annuity contracts and deposit liabilities that are interest rate sensitive. However, substantially all of the Company’s invested assets (including the investments underlying the funds held – directly managed account) are carried at fair value, which reflects such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments (including the investments underlying the funds held – directly managed account) and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in interest rates would have the opposite effect.

At December 31, 2011, the Company held approximately $3,991 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1) (2)	$16,236	6%	$15,789	3%	$15,342	$14,895	(3)%	$14,448	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	1,284	5	1,251	3	1,218	1,185	(3)	1,152	(5)
Total invested assets (3)	19,027	5	18,547	3	18,067	17,587	(3)	17,107	(5)
Shareholders’ equity	7,428	15	6,948	7	6,468	5,988	(7)	5,508	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2011 compared to December 31, 2010.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the carrying value reported in the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding Senior Notes, CENts and preferred shares at December 31, 2011 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750	$781
Debt related to Capital Efficient Notes (2)	63	56
Series C cumulative preferred shares	290	294
Series D cumulative preferred shares	230	230
Series E cumulative preferred shares	374	396

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.

(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.

The fair value of the debt related to Senior Notes issued by PartnerRe Finance B LLC, PartnerRe Finance A LLC and the CENts was calculated based on internal models using observable inputs based on the aggregate principal amount outstanding of $500 million from PartnerRe Finance B LLC, $250 million from PartnerRe Finance A and $63 million from PartnerRe Finance II, respectively. For the Company’s Series C, Series D and Series E cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the aggregate liquidation value of the shares.

The fair value of the Company’s outstanding debt obligations and preferred shares has not changed significantly at December 31, 2011 compared to December 31, 2010, other than related to the issuance of the Series E cumulative preferred shares during 2011.

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

At December 31, 2011, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2011	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1) (2)	$16,054	5%	$15,698	2%	$15,342	$14,986	(2)%	$14,630	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	1,266	4	1,242	2	1,218	1,194	(2)	1,170	(4)
Total invested assets (3)	18,827	4	18,447	2	18,067	17,687	(2)	17,307	(4)
Shareholders’ equity	7,228	12	6,848	6	6,468	6,088	(6)	5,708	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2011 compared to December 31, 2010.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar, Japanese Yen and Australian dollar. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.

The Company is generally able to match its liability funds against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the non-U.S. dollar currencies for which the Company deems the net asset or liability exposures to be material, the Company employs a hedging strategy utilizing foreign exchange forward contracts and other derivative financial instruments, as appropriate, to reduce exposure and more appropriately match the liability funds by currency. The Company does not hedge currencies for which its asset or liability exposures are not material or where it is unable or impractical to do so. In such cases, the Company is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material, except for those related to the Company’s capital funds.

For the Company’s capital funds, including its net investment in foreign subsidiaries and branches, the Company does not typically employ hedging strategies. However, from time to time the Company does enter into net investment hedges to offset foreign exchange volatility (see Currency in Item 7 of Part II of this report).

The table below summarizes the Company’s gross and net exposure in its Consolidated Balance Sheet at December 31, 2011 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	JPY	AUD	Other	Total(1)
Total assets	$4,739	$1,317	$1,012	$14	$91	$80	$710	$7,963
Total liabilities	(4,211)	(752)	(767)	(467)	(455)	(317)	(1,265)	(8,234)

Total gross foreign currency exposure	528	565	245	(453)	(364)	(237)	(555)	(271)
Total derivative amount	(408)	16	(242)	421	255	145	509	696

Net foreign currency exposure	120	581	3	(32)	(109)	(92)	(46)	425

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Consolidated Balance Sheet at December 31, 2011.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $43 million and $85 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

At December 31, 2010, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $975 million. The $550 million decrease in the Company’s net foreign currency exposure compared to December 31, 2010 is primarily related to a decrease in the Company’s euro exposure related to a decline in level of net assets held by its European subsidiaries following capital distributions to the Company.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At December 31, 2011, approximately 25% of the Company’s fixed income portfolio (including the funds held – directly managed account and funds holding fixed income securities) was rated AAA (or equivalent rating). The decline in the percentage of the Company’s fixed income portfolio rated AAA from 50% at December 31, 2010 largely reflects Standard & Poor’s decision in August 2011 related to the downgrade of U.S. government securities, as discussed in Financial Condition, Liquidity and Capital Resources—Investments above.

On January 13, 2012, Standard & Poor’s announced credit downgrades of nine European sovereign governments (the Eurozone downgrade). If the Eurozone downgrade had occurred at December 31, 2011, the impact on the credit quality of the Company’s fixed income and short-term investments (including the funds held – directly managed account and funds holding fixed income securities) would have been to decrease the AAA credit quality from 25% to 19%, with a corresponding increase in the AA credit quality from 37% to 43%. The average credit quality of the Company’s fixed income and short-term investments (including the funds held – directly managed account and funds holding fixed income securities) would have remained at AA at December 31, 2011. See Financial Condition, Liquidity and Capital Resources Management—Investments.

At December 31, 2011, approximately 82% the Company’s fixed income and short-term investments (including funds holding fixed income securities and excluding the funds held – directly managed account) was rated A- or better and 7% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. and German governments which are rated AA+ and AAA, respectively. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 17% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and 24% of total corporate fixed income securities underlying the funds held – directly managed account at December 31, 2011, respectively.

The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2011, the Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts was $2,665 million, while the net fair value of those contracts was an unrealized gain of $3 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for alternative risk products. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. At December 31, 2011, the Company purchased protection related to its investment portfolio and credit/surety line primarily in the form of credit default swaps with a notional value of $95 million and an unrealized loss of $1 million.

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

The funds held – directly managed account due to the Company is related to one cedant, Colisée Re (see Investments underlying the Funds Held – Directly Managed Account in Item 1 of Part I of this report). The Company is subject to the credit risk of this cedant in the event of insolvency or Colisée Re’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the right to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due. See also Risk Factors in Item 1A of Part I of this report for additional discussion of the Company’s exposure if Colisée Re, or its affiliates, breach or do not satisfy their obligations. In addition to exposure to Colisée Re, the Company is also subject to the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the acquisition agreements.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Risk Factors in Item 1A of Part I of this report for information related to two brokers that accounted for approximately 47% of the Company’s gross premiums written for the year ended December 31, 2011.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at

December 31, 2011 were $2,060 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible reinsurance balances receivable was $8 million at December 31, 2011.

The Company purchases retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. At December 31, 2011, the balance of reinsurance recoverable on paid and unpaid losses was $363 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $12 million. At December 31, 2011, 86% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with an A- or better rating from Standard & Poor’s or from reinsurers with collateralized balances. See Financial Condition, Liquidity and Capital Resources—Reinsurance Recoverable on Paid and Unpaid Losses above for details of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating.

Other than the items discussed above, the concentrations of the Company’s counterparty credit risk exposures have not changed materially at December 31, 2011, compared to December 31, 2010.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $701 million, excluding funds holding fixed income securities of $244 million) at December 31, 2011. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 1.01 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at December 31, 2011 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	December 31, 2011	10% Increase	% Change	20% Increase	% Change
Equities (1)	$559	(20)%	$630	(10)%	$701	$772	10%	$843	20%
Total invested assets (2)	17,925	(1)	17,996	—	18,067	18,138	—	18,209	1
Shareholders’ equity	6,326	(2)	6,397	(1)	6,468	6,539	1	6,610	2

(1)	Excludes funds holding fixed income securities of $244 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

The absolute impact of a 10% change in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity decreased to $71 million at December 31, 2011 compared to $114 million at December 31, 2010, as a result of the decrease in the fair value of the equity portfolio, excluding funds holding fixed income securities, to $701 million at December 31, 2011 from $1,031 million at December 31, 2010. There was no material change in the percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s total invested assets and shareholders’ equity at December 31, 2011 compared to December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2011	December 31, 2010
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2011, $13,394,404; 2010, $12,394,797)	$13,941,829	$12,824,389
Short-term investments, trading securities, at fair value (amortized cost: 2011, $42,563; 2010, $49,132)	42,571	49,397
Equities, trading securities, at fair value (cost: 2011, $917,613; 2010, $942,745)	944,691	1,071,676
Other invested assets	358,154	352,405

Total investments	15,287,245	14,297,867
Funds held – directly managed (cost: 2011, $1,241,222; 2010, $1,751,276)	1,268,010	1,772,118
Cash and cash equivalents, at fair value, which approximates amortized cost	1,342,257	2,111,084
Accrued investment income	189,074	201,928
Reinsurance balances receivable	2,059,976	2,076,884
Reinsurance recoverable on paid and unpaid losses	397,788	382,878
Funds held by reinsured companies	796,290	937,032
Deferred acquisition costs	547,202	595,557
Deposit assets	241,513	256,702
Net tax assets	66,574	14,960
Goodwill	455,533	455,533
Intangible assets	133,867	178,715
Other assets	70,044	83,113

Total assets	$22,855,373	$23,364,371

Liabilities
Unpaid losses and loss expenses	$11,273,091	$10,666,604
Policy benefits for life and annuity contracts	1,645,662	1,750,410
Unearned premiums	1,448,841	1,599,139
Other reinsurance balances payable	443,873	491,194
Deposit liabilities	249,382	268,239
Net tax liabilities	297,153	316,325
Accounts payable, accrued expenses and other	208,840	244,552
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,387,831	16,157,452

Shareholders’ Equity
Common shares (par value $1.00; issued: 2011, 84,766,693 shares; 2010, 84,033,089 shares)	84,767	84,033
Preferred shares (par value $1.00; issued and outstanding: 2011, 35,750,000 shares; 2010, 20,800,000 shares; aggregate liquidation value: 2011, $893,750; 2010, $520,000)	35,750	20,800
Additional paid-in capital	3,803,796	3,419,864
Accumulated other comprehensive (loss) income:
Currency translation adjustment	4,267	16,101
Other accumulated comprehensive loss (net of tax of: 2011, $6,590; 2010, $4,872)	(16,911)	(12,045)
Retained earnings	4,035,103	4,761,178
Common shares held in treasury, at cost (2011, 19,444,365 shares; 2010, 14,046,895 shares)	(1,479,230)	(1,083,012)

Total shareholders’ equity	6,467,542	7,206,919

Total liabilities and shareholders’ equity	$22,855,373	$23,364,371

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Revenues
Gross premiums written	$4,633,054	$4,885,266	$4,000,888

Net premiums written	$4,486,329	$4,705,116	$3,948,704
Decrease in unearned premiums	161,425	71,355	171,121

Net premiums earned	4,647,754	4,776,471	4,119,825
Net investment income	629,148	672,782	596,071
Net realized and unrealized investment gains	66,692	401,482	591,707
Net realized gain on purchase of capital efficient notes	—	—	88,427
Other income	7,915	10,470	22,312

Total revenues	5,351,509	5,861,205	5,418,342

Expenses
Losses and loss expenses and life policy benefits	4,372,570	3,283,618	2,295,296
Acquisition costs	938,361	972,537	885,214
Other operating expenses	434,846	539,751	430,808
Interest expense	48,949	44,413	28,301
Amortization of intangible assets	36,405	31,461	(6,133)
Net foreign exchange (gains) losses	(34,675)	20,686	1,464

Total expenses	5,796,456	4,892,466	3,634,950
(Loss) income before taxes and interest in (losses) earnings of equity investments	(444,947)	968,739	1,783,392
Income tax expense	68,972	128,784	262,090
Interest in (losses) earnings of equity investments	(6,372)	12,597	15,552

Net (loss) income	(520,291)	852,552	1,536,854
Preferred dividends	47,020	34,525	34,525

Net (loss) income available to common shareholders	$(567,311)	$818,027	$1,502,329

Comprehensive (loss) income
Net (loss) income	$(520,291)	$852,552	$1,536,854
Change in currency translation adjustment	(11,834)	(66,742)	47,955
Change in other accumulated comprehensive (loss) income, net of tax	(4,866)	(14,129)	14,164

Comprehensive (loss) income	$(536,991)	$771,681	$1,598,973

Per share data
Net (loss) income per common share:
Basic net (loss) income	$(8.40)	$10.65	$23.93
Diluted net (loss) income	$(8.40)	$10.46	$23.51
Weighted average number of common shares outstanding	67,558,732	76,839,519	62,786,234
Weighted average number of common shares and common share equivalents outstanding	67,558,732	78,234,312	63,890,638
Dividends declared per common share	$2.35	$2.05	$1.88

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Common shares
Balance at beginning of year	$84,033	$82,586	$57,749
Issuance of common shares, other	734	1,447	476
Issuance of common shares related to the acquisition of Paris Re	—	—	24,361

Balance at end of year	84,767	84,033	82,586

Preferred shares
Balance at beginning of year	20,800	20,800	20,800
Issuance of preferred shares	14,950	—	—

Balance at end of year	35,750	20,800	20,800

Additional paid-in capital
Balance at beginning of year	3,419,864	3,357,004	1,465,688
Issuance of preferred shares	346,772	—	—
Issuance of common shares, other	37,160	62,860	33,261
Issuance of common shares related to the acquisition of Paris Re	—	—	1,858,055

Balance at end of year	3,803,796	3,419,864	3,357,004

Accumulated other comprehensive (loss) income
Balance at beginning of year	4,056	84,927	22,808
Change in currency translation adjustment	(11,834)	(66,742)	47,955
Change in other accumulated comprehensive (loss) income	(4,866)	(14,129)	14,164

Balance at end of year	(12,644)	4,056	84,927

Retained earnings
Balance at beginning of year	4,761,178	4,100,782	2,729,662
Net (loss) income	(520,291)	852,552	1,536,854
Dividends on common shares	(158,764)	(157,631)	(117,326)
Dividends on preferred shares	(47,020)	(34,525)	(34,525)
Reissuance of treasury shares related to the acquisition of Paris Re	—	—	(13,883)

Balance at end of year	4,035,103	4,761,178	4,100,782

Common shares held in treasury
Balance at beginning of year	(1,083,012)	(372)	(97,599)
Repurchase of common shares	(396,218)	(1,082,640)	—
Reissuance of treasury shares related to the acquisition of Paris Re	—	—	97,227

Balance at end of year	(1,479,230)	(1,083,012)	(372)

Total shareholders’ equity	$6,467,542	$7,206,919	$7,645,727

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Cash flows from operating activities
Net (loss) income	$(520,291)	$852,552	$1,536,854
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	91,339	78,620	17,312
Amortization of intangible assets	36,405	31,461	(6,133)
Net realized and unrealized investment gains	(66,692)	(401,482)	(591,707)
Net realized gain on purchase of capital efficient notes	—	—	(88,427)
Changes in:
Reinsurance balances, net	(21,036)	217,066	170,986
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	625	(30,033)	(20,836)
Funds held by reinsured companies and funds held – directly managed	606,266	296,174	54,416
Deferred acquisition costs	52,069	35,317	67,899
Net tax assets and liabilities	(58,970)	(56,599)	208,052
Unpaid losses and loss expenses including life policy benefits	606,698	227,240	(112,108)
Unearned premiums	(161,425)	(71,355)	(171,121)
Other net changes in operating assets and liabilities	8,647	47,959	33,414

Net cash provided by operating activities	573,635	1,226,920	1,098,601

Cash flows from investing activities
Sales of fixed maturities	8,328,352	8,621,227	7,271,909
Redemptions of fixed maturities	1,211,016	1,272,885	1,065,353
Purchases of fixed maturities	(10,549,343)	(8,572,471)	(9,039,313)
Sales and redemptions of short-term investments	336,456	270,087	201,479
Purchases of short-term investments	(331,432)	(141,157)	(182,211)
Sales of equities	730,929	607,459	688,360
Purchases of equities	(619,533)	(769,557)	(826,246)
Cash acquired related to the acquisition of Paris Re (1)	—	—	492,466
Other, net	(186,823)	(185,965)	(118,473)

Net cash (used in) provided by investing activities	(1,080,378)	1,102,508	(446,676)

Cash flows from financing activities
Cash dividends paid to shareholders	(205,784)	(192,156)	(151,851)
Net proceeds from issuance of preferred shares	361,722	—	—
Repurchase of common shares	(413,737)	(1,065,121)	—
Issuance of common shares	16,041	37,682	16,034
Proceeds from issuance of senior notes	—	500,000	—
Contract fees on forward sale agreement	—	(2,638)	(5,070)
Repayment of debt	—	(200,000)	(200,000)
Share capital repayment paid to former shareholders of Paris Re	—	—	(330,103)
Purchase of capital efficient notes	—	—	(94,241)

Net cash used in financing activities	(241,758)	(922,233)	(765,231)
Effect of foreign exchange rate changes on cash	(20,326)	(34,420)	13,335
(Decrease) increase in cash and cash equivalents	(768,827)	1,372,775	(99,971)
Cash and cash equivalents – beginning of year	2,111,084	738,309	838,280

Cash and cash equivalents – end of year	$1,342,257	$2,111,084	$738,309

Supplemental cash flow information:
Taxes paid	$197,610	$199,838	$118,174
Interest paid	$49,259	$42,995	$32,476

(1)	The acquisition of Paris Re’s assets and liabilities involved non-cash share for share transactions, which have been excluded from the Consolidated Statements of Cash Flows.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) provides reinsurance on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe plc (PartnerRe Europe) and Partner Reinsurance Company of the U.S (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

The following are the Company’s significant accounting policies:

(a) Premiums

Gross premiums written and earned are based upon reports received from ceding companies, supplemented by the Company’s own estimates of premiums written and earned for which ceding company reports have not been received. The determination of premium estimates requires a review of the Company’s experience with cedants, familiarity with each market, an understanding of the characteristics of each line of business and Management’s assessment of the impact of various other factors on the volume of business written and ceded to the Company. Premium estimates are updated as new information is received from cedants and differences between such estimates and actual amounts are recorded in the period in which the estimates are changed or the actual amounts are determined. Net premiums written and earned are presented net of ceded premiums, which represent the cost of retrocessional protection purchased by the Company. Premiums are earned on a basis that is consistent with the risks covered under the terms of the reinsurance contracts, which is generally one to two years. For U.S. and European wind and certain other risks, premiums are earned commensurate with the seasonality of the underlying exposure. Reinstatement premiums are recognized as written and earned at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on Management’s estimate of losses and loss expenses associated with the loss event. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force.

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

Actual and anticipated losses and loss expenses, other costs and investment income related to underlying premiums are considered in determining the recoverability of Non-life deferred acquisition costs. Actual and anticipated loss experience, together with the present value of future gross premiums, the present value of future benefits, settlement and maintenance costs are considered in determining the recoverability of life deferred acquisition costs.

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

(e) Deposit Assets and Liabilities

In the normal course of its operations, the Company writes certain contracts that do not meet the risk transfer provisions of U.S. GAAP. While these contracts do not meet risk transfer provisions for accounting purposes, there is a remote possibility that the Company will suffer a loss. The Company accounts for these contracts using the deposit accounting method, originally recording deposit liabilities for an amount equivalent to the consideration received. The consideration to be retained by the Company, irrespective of the experience of the contracts, is earned over the expected settlement period of the contracts, with any unearned portion recorded as a component of deposit liabilities. Actuarial studies are used to estimate the final liabilities under these contracts and the appropriate accretion rates to increase or decrease the liabilities over the term of the contracts. The change for the period is recorded in other income or loss in the Consolidated Statements of Operations.

Under some of these contracts, cedants retain the assets on a funds-held basis. In those cases, the Company records those assets as deposit assets and records the related income in net investment income in the Consolidated Statements of Operations.

(f) Investments

The Company elects the fair value option for all of its fixed maturities, short-term investments, equities and certain other invested assets (excluding those that are accounted for using the cost or equity methods of accounting or investment company accounting). The Company defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. Following the election of the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in earnings. See Note 3 for additional information on fair value.

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

(g) Funds Held - Directly Managed

The Company elected the fair value option as of the Acquisition Date of Paris Re for substantially all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying the funds held – directly managed account, and accordingly, all changes in the fair value of the segregated investment portfolio underlying the funds held – directly managed account subsequent to the Acquisition Date are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

(h) Cash and Cash Equivalents

Cash equivalents are carried at fair value and include debt securities that, at purchase, have a maturity of three months or less.

(i) Business Combinations

The Company obtained control of Paris Re on the Acquisition Date. The transaction was accounted for as an acquisition method business combination with the purchase price allocated to identifiable assets and liabilities, including certain intangible assets, based on their estimated fair value at the Acquisition Date. The fair value of noncontrolling interests was also recorded at fair value at the Acquisition Date. The estimates of fair values for assets and liabilities assumed were determined by management based on various market and income analyses and appraisals. All costs associated with the acquisition were expensed as incurred.

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

The Company recognizes a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability must be recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.

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

The derivatives employed by the Company to hedge currency exposure related to fixed income securities and derivatives employed by the Company to hedge currency exposure related to other reinsurance assets and liabilities, except for any hedges of the Company’s net investment in non-U.S. dollar functional currency subsidiaries and branches, are not designated as hedges. The changes in fair value of these non-designated hedges are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.

As part of its overall strategy to manage its level of currency exposure, from time to time the Company uses forward foreign exchange derivatives to hedge or partially hedge the net investment in certain non-U.S. dollar functional currency subsidiaries and branches. These derivatives have been designated as net investment hedges, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in currency translation adjustment in the Consolidated Balance Sheets. The Company also uses, from time to time, interest rate derivatives to mitigate exposure to interest rate volatility.

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

Other Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures contracts, to-be-announced mortgage-backed securities (TBAs) and credit default swaps, for the purpose of managing overall currency risk, market exposures and portfolio duration and hedging certain investments, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets. Changes in fair value are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations, except changes in the fair value of foreign currency option contracts and foreign exchange forward contracts which are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

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

(r) Pensions

The Company recognizes an asset or a liability in the Consolidated Balance Sheets for the funded status of its defined benefit plans that are overfunded or underfunded, respectively, measured as the difference between the fair value of plan assets and the pension obligation and recognizes changes in the funded status of defined benefit plans in the year in which the changes occur as a component of accumulated other comprehensive income or loss, net of tax.

(s) Variable Interest Entities

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

The Company also has three indirect wholly-owned subsidiaries, PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., that are considered to be VIEs, which were utilized to issue the Company’s Senior Notes and Capital Efficient Notes (CENts). The Company determined that it was not the primary beneficiary of any of these VIEs at December 31, 2011. As a result, the Company has not consolidated PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 11). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.

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

(u) Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance clarifying that only acquisition costs related directly to the successful acquisition of new or renewal insurance contracts may be capitalized. Those acquisition costs that may be capitalized include incremental direct costs, such as commissions, and a portion of salaries and benefits of certain employees who are involved in underwriting and policy issuance, that are directly related to time spent on an acquired contract. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have an impact on its consolidated shareholders’ equity or net income.

In May 2011, the FASB issued new accounting guidance, which updates the existing guidance, related to fair value measurement and disclosures. The guidance clarifies or changes the application of certain existing requirements and does not extend the use of fair value. The guidance also requires additional disclosures including details of transfers between Levels 1 and 2 of the fair value hierarchy and increased quantitative and qualitative information relating to fair value measurements categorized under Level 3 of the fair value hierarchy. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have an impact on its consolidated shareholders’ equity or net income and is currently evaluating the impact of the adoption of this guidance on its disclosures.

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

In December 2011, the FASB issued new guidance aimed at enhancing disclosures about financial and derivative instruments and transactions subject to offsetting arrangements. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

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

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange, exchange traded funds and exchange traded derivatives, such as futures and weather derivatives that are actively traded.

•

Level 2 inputs—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and significant directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Government issued bonds; U.S. Government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; Non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; asset-backed securities; mortgage-backed securities; certain equities traded on foreign exchanges; certain fixed income mutual funds; foreign exchange forward contracts; over-the-counter derivatives such as foreign currency option contracts, non-exchange traded futures, credit default swaps, interest rate swaps and TBAs.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: inactively traded fixed maturities including U.S. state, territory and municipal bonds; privately issued corporate securities; special purpose financing asset-backed bonds; unlisted equities; real estate mutual fund investments; credit-linked notes; inactively traded weather derivatives; notes, annuities and loans receivable and longevity and other total return swaps.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account (see Notes 4 and 5). At December 31, 2011 and 2010, the Company’s financial instruments measured at fair value were categorized between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,115,777	$—	$1,115,777
U.S. states, territories and municipalities	—	12,269	111,415	123,684
Non-U.S. sovereign government, supranational and government related	—	2,964,091	—	2,964,091
Corporate	—	5,635,297	111,700	5,746,997
Asset-backed securities	—	376,384	257,415	633,799
Residential mortgage-backed securities	—	3,282,901	—	3,282,901
Other mortgage-backed securities	—	74,580	—	74,580

Fixed maturities	$—	$13,461,299	$480,530	$13,941,829
Short-term investments	$—	$42,571	$—	$42,571
Equities
Consumer noncyclical	$124,697	$154	$—	$124,851
Energy	83,403	858	—	84,261
Finance	69,722	191	9,670	79,583
Technology	74,729	—	—	74,729
Communications	64,036	44	—	64,080
Industrials	58,254	—	—	58,254
Insurance	58,017	—	—	58,017
Consumer cyclical	52,305	108	—	52,413
Other	69,457	239	—	69,696
Mutual funds and exchange traded funds	35,285	237,027	6,495	278,807

Equities	$689,905	$238,621	$16,165	$944,691
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,865	$—	$7,865
Foreign currency option contracts	—	1,074	—	1,074
Futures contracts	13,524	48	—	13,572
Credit default swaps (protection purchased)	—	92	—	92
Credit default swaps (assumed risks)	—	246	—	246
Total return swaps	—	443	7,230	7,673
TBAs	—	747	—	747
Other assets	—	—	91,405	91,405
Derivative liabilities
Foreign exchange forward contracts	—	(5,816)	—	(5,816)
Foreign currency option contracts	—	(321)	—	(321)
Futures contracts	(12,905)	(1,268)	—	(14,173)
Credit default swaps (protection purchased)	—	(1,285)	—	(1,285)
Credit default swaps (assumed risks)	—	(772)	—	(772)
Insurance-linked securities	—	—	(968)	(968)
Total return swaps	—	—	(640)	(640)
Interest rate swaps	—	(7,992)	—	(7,992)
TBAs	—	(58)	—	(58)
Other liabilities	—	(137)	—	(137)

Other invested assets	$619	$(7,134)	$97,027	$90,512
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$268,539	$—	$268,539
U.S. states, territories and municipalities	—	—	334	334
Non-U.S. sovereign government, supranational and government related	—	274,665	—	274,665
Corporate	—	480,485	—	480,485
Short-term investments	—	18,097	—	18,097
Other invested assets	—	—	15,433	15,433

Funds held – directly managed	$—	$1,041,786	$15,767	$1,057,553

Total	$690,524	$14,777,143	$609,489	$16,077,156

December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$906,032	$—	$906,032
U.S. states, territories and municipalities	—	11,568	55,124	66,692
Non-U.S. sovereign government, supranational and government related	—	2,819,193	—	2,819,193
Corporate	—	6,066,865	76,982	6,143,847
Asset-backed securities	—	343,518	213,139	556,657
Residential mortgage-backed securities	—	2,305,525	—	2,305,525
Other mortgage-backed securities	—	26,153	290	26,443

Fixed maturities	$—	$12,478,854	$345,535	$12,824,389
Short-term investments	$—	$49,397	$—	$49,397
Equities
Consumer noncyclical	$186,016	$—	$—	$186,016
Technology	119,214	—	—	119,214
Energy	118,372	—	—	118,372
Finance	112,309	—	2,486	114,795
Communications	110,982	—	—	110,982
Industrials	100,572	—	—	100,572
Consumer cyclical	81,595	—	—	81,595
Insurance	48,611	—	—	48,611
Other	90,220	—	—	90,220
Mutual funds and exchange traded funds	60,372	—	40,927	101,299

Equities	$1,028,263	$—	$43,413	$1,071,676
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$27,880	$—	$27,880
Foreign currency option contracts	—	3,516	—	3,516
Futures contracts	30,593	—	—	30,593
Credit default swaps (protection purchased)	—	93	—	93
Credit default swaps (assumed risks)	—	533	—	533
Insurance-linked securities	1,320	—	—	1,320
Total return swaps	—	449	5,592	6,041
Interest rate swaps	—	246	—	246
TBAs	—	363	—	363
Other assets	—	—	86,278	86,278
Derivative liabilities
Foreign exchange forward contracts	—	(13,647)	—	(13,647)
Futures contracts	(7,956)	—	—	(7,956)
Credit default swaps (protection purchased)	—	(2,407)	—	(2,407)
Credit default swaps (assumed risks)	—	(401)	—	(401)
Insurance-linked securities	(695)	—	(698)	(1,393)
Total return swaps	—	—	(12,848)	(12,848)
Interest rate swaps	—	(6,033)	—	(6,033)
TBAs	—	(553)	—	(553)
Other liabilities	—	(251)	—	(251)

Other invested assets	$23,262	$9,788	$78,324	$111,374
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$288,164	$—	$288,164
U.S. states, territories and municipalities	—	—	368	368
Non-U.S. sovereign government, supranational and government related	—	384,553	—	384,553
Corporate	—	798,587	—	798,587
Mortgage/asset-backed securities	—	—	12,118	12,118
Short-term investments	—	38,613	—	38,613
Other invested assets	—	—	20,528	20,528

Funds held – directly managed	$—	$1,509,917	$33,014	$1,542,931

Total	$1,051,525	$14,047,956	$500,286	$15,599,767

At December 31, 2011 and 2010, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $267.6 million and $241.0 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,057.6 million and $1,542.9 million at December 31, 2011 and 2010, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $176.3 million and $129.2 million, respectively, and accrued investment income of $13.7 million and $19.9 million, respectively. At December 31, 2011 and 2010, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $20.4 million and $80.1 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5).

At December 31, 2011 and 2010, substantially all of the accrued investment income in the Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the years ended December 31, 2011 and 2010, there were no significant transfers between Level 1 and Level 2.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At December 31, 2011 and 2010, the fair values of financial instrument assets recorded in the Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the years ended December 31, 2011 and 2010 (in thousands of U.S. dollars):

For the year ended December 31, 2011	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances (1)	Sales and settlements (1)	Net transfers into Level 3 (2)	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$55,124	$5,288	$51,163	$(160)	$—	$111,415	$5,288
Corporate	76,982	(36,617)	41,246	(10,091)	40,180	111,700	2,430
Asset-backed securities	213,139	15,161	182,090	(152,975)	—	257,415	14,938
Residential mortgage-backed securities	—	1,385	4,212	(5,597)	—	—	—
Other mortgage-backed securities	290	(225)	408	(473)	—	—	—

Fixed maturities	$345,535	$(15,008)	$279,119	$(169,296)	$40,180	$480,530	$22,656
Short-term investments	$—	$(1,069)	$3,992	$(2,923)	$—	$—	$—
Equities
Finance	$2,486	$223	$9,523	$(2,562)	$—	$9,670	$(4)
Mutual funds and exchange traded funds	40,927	1,195	—	(35,627)	—	6,495	(429)

Equities	$43,413	$1,418	$9,523	$(38,189)	$—	$16,165	$(433)
Other invested assets
Derivatives, net	$(7,954)	$(3,546)	$(4,103)	$21,225	$—	$5,622	$2,548
Other assets	86,278	(23,698)	61,574	(32,749)	—	91,405	(24,499)

Other invested assets	$78,324	$(27,244)	$57,471	$(11,524)	$—	$97,027	$(21,951)
Funds held – directly managed
U.S. states, territories and municipalities	$368	$(34)	$—	$—	$—	$334	$(34)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	(3,855)	—	(1,240)	—	15,433	(3,519)

Funds held – directly managed	$33,014	$(4,039)	$—	$(13,208)	$—	$15,767	$(3,553)

Total	$500,286	$(45,942)	$350,105	$(235,140)	$40,180	$609,489	$(3,281)

(1)	Purchases and issuances of derivatives includes issuances of $5.1 million. Sales and settlements of derivatives includes settlements of $21.2 million.
(2)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the year ended December 31, 2010	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net income	Net purchases, sales and settlements	Net transfers (out of)/ into Level 3 (2)	Balance at end of year	Change in unrealized investment (losses) gains relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$4,286	$2,379	$52,745	$(4,286)	$55,124	$(126)
Corporate	15,041	38	72,653	(10,750)	76,982	38
Asset-backed securities	99,952	20,692	95,395	(2,900)	213,139	(3,331)
Residential mortgage-backed securities	77,440	191	(77,631)	—	—	—
Other mortgage-backed securities	874	(239)	(345)	—	290	(239)

Fixed maturities	$197,593	$23,061	$142,817	$(17,936)	$345,535	$(3,658)
Equities
Finance	$2,488	$(696)	$694	$—	$2,486	$(2)
Industrials	805	(84)	(721)	—	—	—
Mutual funds and exchange traded funds	34,810	1,117	5,000	—	40,927	1,117

Equities	$38,103	$337	$4,973	$—	$43,413	$1,115
Other invested assets
Derivatives, net	$(9,361)	$12,939	$(19,698)	$8,166	$(7,954)	$4,348
Other assets	25,815	1,654	58,809	—	86,278	2,506

Other invested assets	$16,454	$14,593	$39,111	$8,166	$78,324	$6,854
Funds held – directly managed
U.S. states, territories and municipalities	$375	$(7)	$—	$—	$368	$(7)
Non-U.S. sovereign government, supranational and government related	3,417	(13)	(3,404)	—	—	—
Mortgage/asset-backed securities	142	(4,890)	—	16,866	12,118	(4,877)
Other invested assets	35,685	(3,842)	(11,315)	—	20,528	(3,824)

Funds held – directly managed	$39,619	$(8,752)	$(14,719)	$16,866	$33,014	$(8,708)

Total	$291,769	$29,239	$172,182	$7,096	$500,286	$(4,397)

During the year ended December 31, 2011, a catastrophe bond (included within corporate fixed maturities) with a fair value of $40.2 million was transferred from Level 2 into Level 3. The transfer into Level 3 was due to the lack of observable market inputs at March 31, 2011, leading the Company to apply inputs that were not directly observable. The catastrophe bond matured during the year ended December 31, 2011 with a realized loss of $39.2 million.

During the year ended December 31, 2010, certain fixed maturities with a fair value of $17.9 million were transferred from Level 3 into Level 2. The reclassifications to Level 2 consisted of U.S. municipal (included within U.S. states, territories and municipalities), corporate and student loan (included within asset-backed securities) fixed maturities. The transfers into Level 2 were due to the availability of quoted prices for similar assets in active markets used for valuation at December 31, 2010, resulting from the continued recovery of the financial markets. In addition, during the year ended December 31, 2010, certain derivatives with a fair value in a net liability position of $8.2 million were transferred out of Level 3 into Level 2 due to the availability of observable inputs.

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the years ended December 31, 2011, 2010 and 2009, respectively, were as follows (in thousands of U.S. dollars):

	2011	2010	2009
Fixed maturities and short-term investments	$128,224	$142,634	$322,944
Equities	(101,860)	64,825	185,925
Other invested assets	(24,839)	(1,176)	2,053
Funds held – directly managed	5,853	24,358	1,885

Total	$7,378	$230,641	$512,807

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

Fixed maturities

•

U.S. government and government sponsored enterprises—U.S. government and government sponsored enterprises securities consist primarily of bonds issued by the U.S. Treasury, corporate debt securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank and the Private Export Funding Corporation. These securities are generally priced by independent pricing services. The independent pricing services may use actual transaction prices for securities that have been actively traded. For securities that have not been actively traded, each pricing source has its own proprietary method to determine the fair value, which may incorporate option adjusted spreads (OAS), interest rate data and market news. The Company generally classifies these securities in Level 2.

•

U.S. states, territories and municipalities—U.S. states, territories and municipalities securities consist primarily of bonds issued by U.S. states, territories and municipalities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2. Certain of the bonds that are issued by municipal housing authorities are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company classifies these securities in Level 3.

•

Non-U.S. sovereign government, supranational and government related—Non-U.S. sovereign government, supranational and government related securities consist primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2.

•

Corporate—Corporate securities consist primarily of bonds issued by U.S. and foreign corporations covering a variety of industries and issuing countries. These securities are generally priced by independent pricing services and brokers. The pricing provider incorporates information including credit spreads, interest rate data and market news into the valuation of each security. The Company generally classifies these securities in Level 2. When a corporate security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

•

Asset-backed securities—Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs, including cash flow assumptions and credit spreads. The Company generally classifies these securities in Level 3.

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

Equities

Equity securities include U.S. and foreign common and preferred stocks, mutual funds and exchange traded funds. Equities and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities categorized as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis, and common stocks traded in inactive markets. Equities categorized as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis, and inactively traded common stocks.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s exchange traded derivatives, such as futures and certain weather derivatives, are generally categorized as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, non-exchange traded futures, credit default swaps, total return swaps, interest rate swaps and TBAs are generally categorized as Level 2 within the fair value hierarchy and are priced by independent pricing services.

Included in the Company’s Level 3 categorization, in general, are credit-linked notes, certain inactively traded weather derivatives, notes, annuities and loans receivable and longevity and other total return swaps. For Level 3 instruments, the Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At December 31, 2011 and 2010, the fair values of financial instrument liabilities recorded in the Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•

the fair value of the Senior Notes was calculated based on internal models using observable inputs based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at December 31, 2011 and 2010; and

•

the fair value of the CENts was calculated based on internal models using observable inputs based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at December 31, 2011 and 2010.

The carrying values and fair values of the Senior Notes and CENts at December 31, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$781,449	$750,000	$781,950
Debt related to capital efficient notes (2)	63,384	55,678	63,384	59,261

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2011 and 2010.

Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments.

4. Investments

(a) Fixed Maturities, Short-Term Investments and Equities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading securities at December 31, 2011 and 2010 were as follows (in thousands of U.S. dollars):

December 31, 2011	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,084,533	$31,283	$(39)	$1,115,777
U.S. states, territories and municipalities	117,528	6,169	(13)	123,684
Non-U.S. sovereign government, supranational and government related	2,807,363	158,900	(2,172)	2,964,091
Corporate	5,461,478	319,090	(33,571)	5,746,997
Asset-backed securities	626,508	11,558	(4,267)	633,799
Residential mortgage-backed securities	3,224,850	94,781	(36,730)	3,282,901
Other mortgage-backed securities	72,144	2,833	(397)	74,580

Total fixed maturities	13,394,404	624,614	(77,189)	13,941,829
Short-term investments	42,563	22	(14)	42,571
Equities	917,613	99,152	(72,074)	944,691

Total	$14,354,580	$723,788	$(149,277)	$14,929,091

December 31, 2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$895,862	$15,584	$(5,414)	$906,032
U.S. states, territories and municipalities	66,548	271	(127)	66,692
Non-U.S. sovereign government, supranational and government related	2,743,922	82,984	(7,713)	2,819,193
Corporate	5,876,392	286,463	(19,008)	6,143,847
Asset-backed securities	554,326	11,707	(9,376)	556,657
Residential mortgage-backed securities	2,227,938	92,534	(14,947)	2,305,525
Other mortgage-backed securities	29,809	1,787	(5,153)	26,443

Total fixed maturities	12,394,797	491,330	(61,738)	12,824,389
Short-term investments	49,132	283	(18)	49,397
Equities	942,745	146,700	(17,769)	1,071,676

Total	$13,386,674	$638,313	$(79,525)	$13,945,462

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments at December 31, 2011, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$566,515	$570,829
More than one year through five years	4,792,769	4,923,116
More than five years through ten years	3,471,876	3,713,242
More than ten years	682,305	785,933

Subtotal	9,513,465	9,993,120
Mortgage/asset-backed securities	3,923,502	3,991,280

Total	$13,436,967	$13,984,400

(c) Change in Net Unrealized Gains or Losses on Investments

The change in net unrealized gains or losses on investments reflected in change in other accumulated comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009 was $(0.9) million, $(4.9) million and $8.1 million, respectively. The related tax impact for all years was $nil.

(d) Net Realized and Unrealized Investment Gains

The components of the net realized and unrealized investment gains for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	2011	2010	2009
Net realized investment gains on fixed maturities and short-term investments	$157,207	$173,426	$105,249
Net realized investment gains (losses) on equities	90,866	44,736	(45,258)
Net realized losses on other invested assets	(176,295)	(68,568)	(35,426)
Change in net unrealized (losses) gains on other invested assets	(46,278)	3,742	58,196
Change in net unrealized investment gains on fixed maturities and short-term investments	128,224	142,634	322,944
Change in net unrealized investment (losses) gains on equities	(101,860)	64,825	185,925
Net other realized and unrealized investment gains	3,617	13,335	1,777
Net realized and unrealized investment gains (losses) on funds held – directly managed	11,211	27,352	(1,700)

Total net realized and unrealized investment gains	$66,692	$401,482	$591,707

Included in net realized investment gains (losses) on equities for the year ended December 31, 2009 is a gain of $18.3 million related to the Company’s equity investment in Paris Re prior to the Acquisition Date (see Note 7).

(e) Net Investment Income

The components of net investment income for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	2011	2010	2009
Fixed maturities	$561,576	$580,258	$559,330
Short-term investments, cash and cash equivalents	3,843	8,541	11,799
Equities	19,815	20,794	13,861
Funds held and other	49,502	52,794	32,793
Funds held – directly managed	37,919	51,775	17,766
Investment expenses	(43,507)	(41,380)	(39,478)

Net investment income	$629,148	$672,782	$596,071

Other than the funds held – directly managed account, the Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 2.0% to 5.0% for the year ended December 31, 2011 and from 3.0% to 6.0% for the year ended December 31, 2010. See Note 5 for additional information on the funds held – directly managed account.

(f) Pledged Assets

At December 31, 2011 and 2010, approximately $21.3 million and $271.2 million, respectively, of cash and cash equivalents and approximately $2,314.7 million and $1,679.2 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(g) Net Payable for Securities Purchased/Sold

Included within Accounts payable, accrued expenses and other in the Consolidated Balance Sheets at December 31, 2011 and 2010 were amounts of gross receivable balances for securities sold and gross payable balances for securities purchased as follows (in thousands of U.S. dollars):

	2011	2010
Receivable for securities sold	$71,477	$16,669
Payable for securities purchased	(86,557)	(23,802)

Net payable for securities purchased/sold	$(15,080)	$(7,133)

5. Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. During the year ended December 31, 2011, the Company and Colisée Re entered into an endorsement to the quota share retrocession agreement, which resulted in a release of assets of approximately $358 million from the funds held – directly managed account to the Company.

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

(a) Fixed Maturities, Short-Term Investments, Other Invested Assets and Other Assets and Liabilities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2011 and 2010 were as follows (in thousands of U.S. dollars):

December 31, 2011	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$255,573	$12,966	$—	$268,539
U.S. states, territories and municipalities	373	—	(39)	334
Non-U.S. sovereign government, supranational and government related	260,695	14,024	(54)	274,665
Corporate	470,546	12,889	(2,950)	480,485

Total fixed maturities	987,187	39,879	(3,043)	1,024,023
Short-term investments	18,097	—	—	18,097
Other invested assets	25,628	—	(10,063)	15,565

Total	$1,030,912	$39,879	$(13,106)	$1,057,685

December 31, 2010	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$280,414	$7,969	$(219)	$288,164
U.S. states, territories and municipalities	373	8	(13)	368
Non-U.S. sovereign government, supranational and government related	377,591	7,052	(90)	384,553
Corporate	787,804	13,501	(2,718)	798,587
Mortgage/asset-backed securities	12,269	2,337	(2,488)	12,118

Total fixed maturities	1,458,451	30,867	(5,528)	1,483,790
Short-term investments	38,613	—	—	38,613
Other invested assets	25,133	238	(4,741)	20,630

Total	$1,522,197	$31,105	$(10,269)	$1,543,033

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at December 31, 2011 and 2010, were cash and cash equivalents of $176.3 million and $129.2 million, respectively, other assets and liabilities of $20.3 million and $80.0 million, respectively, and accrued investment income of $13.7 million and $19.9 million, respectively. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business.

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2011, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$226,988	$227,517
More than one year through five years	553,586	572,896
More than five years through ten years	199,821	214,636
More than ten years	24,889	27,071

Total	$1,005,284	$1,042,120

(c) Net Realized and Unrealized Investment Gains (Losses)

The components of the net realized and unrealized investment gains (losses) on the funds held – directly managed account for the years ended December 31, 2011 and 2010 and for the period from October 2, 2009 to December 31, 2009 were as follows (in thousands of U.S. dollars):

	2011	2010	2009
Net realized investment gains (losses) on fixed maturities and short term investments	$5,369	$1,041	$(2,200)
Net realized investment (losses) gains on other invested assets	(42)	1,635	—
Change in net unrealized investment gains on fixed maturities and short-term investments	12,314	27,568	1,920
Change in net unrealized investment losses on other invested assets	(6,430)	(2,892)	(1,420)

Net realized and unrealized investment gains (losses) on funds held – directly managed	$11,211	$27,352	$(1,700)

(d) Net Investment Income

The components of net investment income underlying the funds held – directly managed account for the years ended December 31, 2011 and 2010 and for the period from October 2, 2009 to December 31, 2009 were as follows (in thousands of U.S. dollars):

	2011	2010	2009
Fixed maturities	$31,542	$46,200	$10,956
Short-term investments, cash and cash equivalents	1,906	1,607	287
Other	5,402	6,078	6,934
Investment expenses	(931)	(2,110)	(411)

Net investment income on funds held – directly managed	$37,919	$51,775	$17,766

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

Foreign Currency Option Contracts and Futures Contracts

The Company utilizes foreign currency option contracts to mitigate foreign currency risk. The Company uses exchange traded treasury note futures contracts to manage portfolio duration and commodity and equity futures to hedge certain investments. The Company also uses commodities futures to replicate the investment return on certain benchmarked commodities.

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to manage market exposures.

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at December 31, 2011. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

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

To-Be-Announced Mortgage-Backed Securities

The Company utilizes TBAs as part of its overall investment strategy and to enhance investment performance.

The fair values and the related notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2011			Net notional exposure	Fair value
Derivatives not designated as hedges
Foreign exchange forward contracts	$7,865	$(5,816)	$2,555,230	$2,049
Foreign currency option contracts	1,074	(321)	110,079	753
Futures contracts	13,572	(14,173)	2,534,995	(601)
Credit default swaps (protection purchased)	92	(1,285)	94,961	(1,193)
Credit default swaps (assumed risks)	246	(772)	17,500	(526)
Insurance-linked securities (1)	—	(968)	136,375	(968)
Total return swaps	7,673	(640)	122,230	7,033
Interest rate swaps (2)	—	(7,992)	—	(7,992)
TBAs	747	(58)	104,315	689

Total derivatives	$31,269	$(32,025)		$(756)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2010			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$(1,160)	$198,448	$(1,160)

Total derivatives designated as hedges	$—	$(1,160)		$(1,160)

Derivatives not designated as hedges
Foreign exchange forward contracts	$27,880	$(12,487)	$1,770,448	$15,393
Foreign currency option contracts	3,516	—	104,386	3,516
Futures contracts	30,593	(7,956)	1,756,811	22,637
Credit default swaps (protection purchased)	93	(2,407)	113,752	(2,314)
Credit default swaps (assumed risks)	533	(401)	27,500	132
Insurance-linked securities	1,320	(1,393)	88,765	(73)
Total return swaps	6,041	(12,848)	161,408	(6,807)
Interest rate swaps (2)	246	(6,033)	—	(5,787)
TBAs	363	(553)	149,065	(190)

Total derivatives not designated as hedges	$70,585	$(44,078)		$26,507

Total derivatives	$70,585	$(45,238)		$25,347

(1)	At December 31, 2011, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at December 31, 2011 and 2010 is recorded in Other invested assets in the Company’s Consolidated Balance Sheets. At December 31, 2011, none of the Company’s derivatives were designated as hedges. The effective portion of net investment hedging derivatives recognized in accumulated other comprehensive income at December 31, 2010 was a loss of $1.2 million.

The gains and losses in the Consolidated Statements of Operations for derivatives not designated as hedges for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	2011	2010	2009
Foreign exchange forward contracts	$98,089	$65,973	$39,573
Foreign currency option contracts	(9,927)	6,368	5,734

Total included in net foreign exchange gains and losses	$88,162	$72,341	$45,307
Futures contracts	$(185,816)	$(81,789)	$(10,147)
Credit default swaps (protection purchased)	(352)	(2,155)	(15,535)
Credit default swaps (assumed risks)	886	918	7,062
Insurance-linked securities	(9,584)	10,241	3,524
Total return swaps	2,473	4,029	22,083
Interest rate swaps	(2,200)	2,374	4,190
Interest rate derivatives	—	(3,848)	—
TBAs	15,366	1,737	(858)
Other	—	(158)	107

Total included in net realized and unrealized investment gains and losses	$(179,227)	$(68,651)	$10,426
Total derivatives	$(91,065)	$3,690	$55,733

7. Business Combination

On July 4, 2009, the Company entered into definitive agreements to effect a multi-step acquisition of all the outstanding common shares and warrants of Paris Re, a French listed, Swiss based holding company and its operating subsidiaries. In July 2009, the Company purchased approximately 6% of the outstanding Paris Re common shares. On October 2, 2009, the Company closed its block purchase of Paris Re’s common shares and warrants which represented, in the aggregate, approximately 77% of the outstanding common shares of Paris Re, resulting in the Company’s ownership of Paris Re’s common shares increasing to approximately 83%. Subsequent to October 2, 2009, the Company acquired additional common shares of Paris Re and effected a Merger, resulting in the Company obtaining 100% ownership of Paris Re on December 7, 2009. The Company issued its common shares, in exchange for Paris Re common shares and warrants, for all steps of the acquisition.

The aggregate purchase price paid by the Company to acquire 100% of the outstanding Paris Re common shares and warrants was $1,979.7 million for total identifiable net assets acquired, at fair value, of $1,953.7 million. The Company recorded goodwill of $26.0 million related to the acquisition (see Note 8).

The Consolidated Statements of Operations and Cash Flows include results of Paris Re for the period from October 2, 2009, the Acquisition Date. For the period from October 2, 2009 to December 7, 2009, Paris Re had non-controlling interests. Net income attributable to Paris Re’s non-controlling interests during this period was $4.3 million, and has been recorded within other income in the Consolidated Statement of Operations.

8. Goodwill and Intangible Assets

The following tables show the Company’s goodwill and intangible assets at December 31, 2011 and 2010 (in thousands of U.S. dollars):

2011	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total
Balance at January 1, 2011	$455,533	$171,365	$7,350	$634,248
Intangible assets amortization	—	(44,848)	—	(44,848)

Balance at December 31, 2011	$455,533	$126,517	$7,350	$589,400

2010	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total
Balance at January 1, 2010	$455,533	$239,919	$7,350	$702,802
Intangible assets amortization	—	(68,554)	—	(68,554)

Balance at December 31, 2010	$455,533	$171,365	$7,350	$634,248

Intangible asset amortization during the years ended December 31, 2011, 2010 and 2009 totaled $44.8 million, $68.6 million and $40.3 million, respectively, of which $8.4 million, $37.1 million and $46.4 million, respectively, is recorded within acquisition costs and $36.4 million, $31.5 million and $(6.1) million, respectively, is recorded within amortization of intangible assets in the Consolidated Statements of Operations. The amounts recorded within acquisition costs in the Consolidated Statements of Operations approximates the amount of Paris Re’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under purchase accounting.

The gross carrying value and accumulated amortization of intangible assets by type at December 31, 2011 and 2010 is as follows (in thousands of U.S. dollars):

	2011		2010
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Definite-lived intangible assets:
Unpaid losses and loss expenses	$191,196	$72,854	$191,196	$44,076
Unearned premiums	56,300	56,300	56,300	51,130
Renewal rights	32,700	24,525	32,700	13,625

Total definite-lived intangible assets	$280,196	$153,679	$280,196	$108,831
Indefinite-lived intangible asset:
U.S. insurance licenses	7,350	—	7,350	—

Total intangible assets	$287,546	$153,679	$287,546	$108,831

At December 31, 2011 and 2010, the allocation of the goodwill among the Company’s segments and sub-segments was as follows (in thousands of U.S. dollars):

Amount
Non-life segment:
North America	$82,026
Global (Non-U.S.) P&C	149,895
Global (Non-U.S.) Specialty	179,641
Catastrophe	26,014
Life segment	17,957

Total goodwill	$455,533

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s definite-lived intangible assets is as follows (in thousands of U.S. dollars):

Period	Amount
2012	$31,799
2013	19,479
2014	15,950
2015	13,900
2016	12,034

Total	$93,162

9. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses are categorized into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The following table shows the Company’s gross liability for unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2011 and 2010 (in thousands of U.S. dollars):

	2011	2010
Case reserves	$5,187,761	$4,652,281
ACRs	495,593	326,721
IBNR reserves	5,589,737	5,687,602

Total unpaid losses and loss expenses	$11,273,091	$10,666,604

The table below is a reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2011, 2010 and 2009 (in thousands of U.S. dollars):

	2011	2010	2009
Gross liability at beginning of year	$10,666,604	$10,811,483	$7,510,666
Reinsurance recoverable at beginning of year	348,747	336,352	125,215

Net liability at beginning of year	10,317,857	10,475,131	7,385,451
Net liability acquired related to Paris Re	—	—	3,176,255
Net incurred losses related to:
Current year	4,252,766	3,137,874	2,340,768
Prior years	(530,457)	(477,883)	(485,809)

	3,722,309	2,659,991	1,854,959
Change in Paris Re Reserve Agreement	(61,383)	(66,783)	(32,027)
Net paid losses related to:
Current year	930,407	311,253	327,080
Prior years	2,060,152	2,267,765	1,716,798

	2,990,559	2,579,018	2,043,878
Effects of foreign exchange rate changes	(68,238)	(171,464)	134,371

Net liability at end of year	10,919,986	10,317,857	10,475,131
Reinsurance recoverable at end of year	353,105	348,747	336,352

Gross liability at end of year	$11,273,091	$10,666,604	$10,811,483

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2011, 2010 and 2009 (in thousands of U.S. dollars):

	2011	2010	2009
Net incurred losses related to:
Non-life	$3,722,309	$2,659,991	$1,854,959
Life	650,261	623,627	440,337

Losses and loss expenses and life policy benefits	$4,372,570	$3,283,618	$2,295,296

The following table summarizes the prior year net favorable development of loss reserves for each of the Company’s Non-life sub-segments for the years ended December 31, 2011, 2010 and 2009 (in thousands of U.S. dollars):

	2011	2010	2009
Prior year net favorable loss development:
Non-life sub-segment
North America	$189,180	$165,780	$177,571
Global (Non-U.S.) P&C	115,995	97,539	151,456
Global (Non-U.S.) Specialty	128,975	170,931	107,632
Catastrophe	96,307	43,633	49,150

Total net Non-life prior year loss development	$530,457	$477,883	$485,809

Within the Company’s North America sub-segment, the Company reported net favorable loss development for prior accident years in 2011, 2010 and 2009. The net favorable loss development in 2011 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line, while the credit/surety and motor lines experienced combined adverse loss development for prior accident years of $11 million. The net favorable loss development in 2010 included net favorable development for prior accident years in most lines of business, predominantly in the casualty and agriculture lines, while the motor line of business experienced adverse loss development for prior accident years of $8 million. The net favorable loss development in 2009 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line, while the multiline line experienced adverse loss development for prior accident years of $8 million. The net favorable loss development in each year was primarily due to favorable loss emergence. Loss information provided by cedants during each of these years for prior accident years was lower than the Company expected and included no individually material losses or reductions but a series of attritional losses or reductions. Attritional losses are losses that may not be significant on an individual basis, but are monitored on an aggregated basis by the Company to identify trends that may be meaningful from a reserving standpoint.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2011, 2010 and 2009. The net favorable loss development in 2011 included net favorable development for prior accident years in all lines of business and was most pronounced in the motor line. The net favorable loss development in 2010 included net favorable development for prior accident years in all lines of business, but was most pronounced in the property line. The net favorable loss development in 2009 included net favorable development for prior accident years in all lines of business, but was most pronounced in the motor and casualty lines. The net favorable loss development in each year was primarily due to favorable loss emergence. Loss information provided by cedants during each of these years for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions.

For the Global (Non-U.S.) Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2011, 2010 and 2009. The net favorable loss development in 2011 included net favorable development for prior accident years in most lines of business, except for the energy and engineering lines, which experienced combined adverse loss development for prior accident years of $13 million. The adverse loss development for prior accident years in the energy and engineering lines was driven by the increases in upward premium adjustments reported by cedants in 2011. The net favorable loss development in 2010 included net favorable development for prior accident years in all lines of business, except for the specialty casualty line, which experienced adverse loss development for prior accident years of $37 million. The net favorable loss development in 2009 included net favorable development for prior accident years in most lines of business, predominantly in the aviation and engineering lines, while the agriculture and credit/surety lines experienced combined adverse loss development for prior accident years. The net favorable loss development in each year was primarily due to favorable loss emergence. Loss information provided by cedants during each of these years for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions.

For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2011, 2010 and 2009. The net favorable loss development in each year was primarily due to favorable loss emergence, as losses reported by cedants for prior accident years were lower than the Company expected.

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

Favorable or adverse development related to the guaranteed reserves is recorded as a change in unpaid losses and loss expenses in the Consolidated Balance Sheets and as a change in the Reserve Agreement payable or receivable balance to/from Colisée Re, which is included within Other reinsurance balances payable in the Consolidated Balance Sheets. Accordingly, the reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses for the years ended December 31, 2011, 2010 and 2009 includes the change in the Reserve Agreement. At December 31, 2011 and 2010, the Company’s net liability for unpaid losses and loss expenses includes $1,012 million and $1,239 million, respectively, of guaranteed reserves and Other reinsurance balances payable includes $183 million and $128 million, respectively, payable to Colisée Re related to the Reserve Agreement.

(c) Claims Related to Catastrophic Events

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the earthquakes that occurred in New Zealand in September 2010 (2010 New Zealand Earthquake) and in February and June 2011 (February and June 2011 New Zealand Earthquakes) may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region. Further, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty regarding its loss estimates related to the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2011. Any adjustments to the Company’s preliminary estimate of its ultimate losses related to these events will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

(d) Asbestos and Environmental Claims

The Company’s net reserves for unpaid losses and loss expenses at December 31, 2011 and 2010 included $195 million and $214 million, respectively, that represent estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2011 and 2010 was $203 million and $222 million, respectively, which primarily relate to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $127 million and $144 million, respectively, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $76 million and $78 million, respectively, in gross reserves, the majority relates to casualty exposures in the United States arising from business written by PartnerRe SA and PartnerRe U.S.

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

(e) Policy Benefits for Life and Annuity Contracts

The Life segment reported net favorable loss development for prior accident years of $1 million and $15 million for the years ended December 31, 2011 and 2009, respectively, and net adverse loss development for prior accident years of $12 million for the year ended December 31, 2010.

The modest net favorable prior year loss development of $1 million in 2011 was the net result of favorable prior year loss development of $6 million on certain mortality treaties and $5 million related to the guaranteed minimum death benefit (GMDB) business, which were almost entirely offset by adverse prior year loss development related to disability riders on certain short-term non-proportional treaties in the mortality line following the receipt of updated information from cedants.

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

The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 1.0% to 7.0% and 1.0% to 6.0% at December 31, 2011 and 2010, respectively.

10. Reinsurance

(a) Reinsurance Recoverable on Paid and Unpaid Losses

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. The Company actively manages its reinsurance exposures by generally selecting retrocessionaires having a credit rating of A- or higher. In certain cases where an otherwise suitable retrocessionaire has a credit rating lower than A-, the Company generally requires the posting of collateral, including escrow funds and letters of credit, as a condition to its entering into a retrocession agreement. The selection of retrocessionaires follows a precise qualitative and quantitative process. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. The allowance for uncollectible reinsurance recoverable was $12.5 million and $6.9 million at December 31, 2011 and 2010, respectively.

(b) Ceded Reinsurance

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2011
Assumed	$4,633,054	$4,789,293	$4,456,094
Ceded	146,725	141,539	83,524

Net	$4,486,329	$4,647,754	$4,372,570

2010
Assumed	$4,885,266	$4,956,897	$3,399,157
Ceded	180,150	180,426	115,539

Net	$4,705,116	$4,776,471	$3,283,618

2009
Assumed	$4,000,888	$4,202,379	$2,313,951
Ceded	52,184	82,554	18,655

Net	$3,948,704	$4,119,825	$2,295,296

11. Debt

Senior Notes

In March 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.500% Senior Notes (2010 Senior Notes, or collectively with the 2008 Senior Notes defined below referred to as Senior Notes). The 2010 Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2010 Senior Notes is payable semi-annually and commenced on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

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

For the years ended December 31, 2011 and 2010, the Company incurred interest expense of $27.5 million and $21.8 million, respectively, and paid interest of $27.5 million and $19.6 million, respectively, in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

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

For the years ended December 31, 2011, 2010 and 2009, the Company incurred interest expense of $17.2 million, $17.2 million and $17.2 million, respectively, and paid interest of $17.2 million, $17.2 million and $17.2 million, respectively, in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

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

On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. The aggregate principal amount of the CENts and promissory note outstanding at December 31, 2011 and 2010 was $63.4 million and $71.0 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred interest expense of $4.6 million, $4.6 million and $7.0 million, respectively, and paid interest of $4.6 million, $4.6 million and $8.0 million, respectively.

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

For the years ended December 31, 2010 and 2009, the Company incurred interest expense of $1.2 million and $3.9 million, respectively, and paid interest of $1.6 million and $6.3 million, respectively, in relation to this loan.

12. Shareholders’ Equity

Authorized Shares

At December 31, 2011 and 2010, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

	2011	2010
Designated common shares	130.0	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	11.6	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2	9.2
Designated 7.25% Series E cumulative redeemable preferred shares	15.0	—
Designated and redeemed preference shares	14.0	14.0
Undesignated	20.2	35.2

	200.0	200.0

Common Shares

Share repurchases

During 2011, the Company repurchased, under its authorized share repurchase program, 5.4 million of its common shares at a total cost of $396.2 million, representing an average cost of $73.41 per share. At December 31, 2011, the Company had approximately 5.3 million common shares remaining under its current share repurchase authorization and approximately 19.4 million common shares were held in treasury and are available for reissuance.

During 2010, the Company repurchased, under its authorized share repurchase program, 14.0 million of its common shares at a total cost of $1,082.6 million, representing an average cost of $77.10 per share.

During 2009, no shares were repurchased.

Share issuance

During 2010, the Company’s remaining $200 million forward sale agreement matured. The Company did not deliver any common shares to the forward counterparty (see Note 19).

During 2009, pursuant to the acquisition of Paris Re, the Company issued 25.7 million common shares, of which 1.3 million common shares were reissued from treasury.

Cumulative Redeemable Preferred Shares

The Company has issued Series C, Series D and Series E cumulative redeemable preferred shares (Series C, D and E preferred shares) as follows (in millions of U.S. dollars or shares, except percentage amounts):

	Series C	Series D	Series E
Date of issuance	May 2003	November 2004	June 2011
Number of preferred shares issued	11.6	9.2	15.0
Annual dividend rate	6.75%	6.5%	7.25%
Total consideration	$280.9	$222.3	$361.7
Underwriting discounts and commissions	$9.1	$7.7	$12.1
Aggregate liquidation value	$290.0	$230.0	$373.8

During 2011, the Company raised proceeds, before underwriting discounts and commissions, of $374m from the issuance of Series E preferred shares.

The Company may redeem each of the Series C, D and E preferred shares at $25.00 per share plus accrued and unpaid dividends without interest as follows: (i) each of the Series C and D preferred shares can be redeemed at our option at any time or in part from time to time, and (ii) the Series E preferred shares can be redeemed at our option on or after June 1, 2016 or at any time upon certain changes in tax law. Dividends on each of the Series C, D and E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears.

In the event of liquidation of the Company, each series of outstanding preferred shares ranks on parity with each other series of preference shares and would rank senior to the common shares, and holders thereof would receive a distribution of $25.00 per share, or the aggregate liquidation value for each of the Series C, D and E preferred shares, respectively, plus accrued and unpaid dividends, if any.

13. Net (Loss) Income per Share

The reconciliation of basic and diluted net (loss) income per share for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009 (1)
Numerator:
Net (loss) income	$(520,291)	$852,552	$1,536,854
Less: preferred dividends	(47,020)	(34,525)	(34,525)

Net (loss) income available to common shareholders	$(567,311)	$818,027	$1,502,329

Denominator:
Weighted number of common shares outstanding—basic	67,558.7	76,839.5	62,786.2
Share options and other (2)	—	1,394.8	1,104.4

Weighted average number of common shares and common share equivalents outstanding—diluted	67,558.7	78,234.3	63,890.6

Basic net (loss) income per share	$(8.40)	$10.65	$23.93
Diluted net (loss) income per share (2)	$(8.40)	$10.46	$23.51

(1)	Net (loss) income and net (loss) income available to common shareholders include $4.3 million, and basic net income per share and diluted net income per share include $0.07 per share related to the noncontrolling interests’ share of Paris Re’s net income for the period from October 2, 2009 to December 7, 2009.

(2)	Dilutive securities, in the form of share options and other, of 687.3 thousand shares were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for the year ended December 31, 2011. In addition, at December 31, 2011, 2010 and 2009, share based awards to purchase 2,854.4 thousand, 489.7 thousand and 387.0 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

14. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2011, there were no significant restrictions on the payment of dividends by the Company’s reinsurance subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. At December 31, 2011, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill, intangible assets and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.

The statutory net (loss) income of the Company’s reinsurance subsidiaries for the years ended December 31, 2011, 2010 and 2009 was as follows (in millions of U.S. dollars):

	2011 (unaudited estimated)	2010	2009
PartnerRe Bermuda	$(524)	$496	$1,044
PartnerRe Europe	2	198	307
PartnerRe U.S.	106	147	89

The following table summarizes the statutory shareholders’ equity of the Company’s reinsurance subsidiaries at December 31, 2011 and 2010 (in millions of U.S. dollars):

	2011 (unaudited estimated)	2010
PartnerRe Bermuda	$3,428	$3,099
PartnerRe Europe	1,234	1,430
PartnerRe U.S.	1,174	1,197

At December 31, 2011 and 2010, the Company has Swiss and French operations that are branches of PartnerRe Europe and are regulated by the Central Bank of Ireland, as prescribed by the EU Reinsurance Directive.

15. Taxation

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income or capital gains tax under current Bermuda law. In the event that there is a change in current law such that taxes on income or capital gains are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966.

The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Canada, France, Ireland, Singapore, Switzerland and the United States.

Income tax returns are open for examination for the tax years 2007-2011 in Canada, Ireland, Singapore and Switzerland, 2008-2011 in the United States and 2010-2011 in France. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. While management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years, the completion of tax examinations for open years may result in changes to the amounts recognized in the Consolidated Financial Statements.

Income tax expense for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands of U.S. dollars):

	2011	2010	2009
Current income tax expense
U.S.	$82,065	$28,180	$43,020
Non U.S.	72,268	36,706	47,980

Total current income tax expense	$154,333	$64,886	$91,000

Deferred income tax (benefit) expense
U.S.	$(36,780)	$46,988	$83,583
Non U.S.	(8,112)	4,738	86,837

Total deferred income tax (benefit) expense	$(44,892)	$51,726	$170,420

Unrecognized tax (benefit) expense
U.S.	$81	$—	$(461)
Non U.S.	(40,550)	12,172	1,131

Total unrecognized tax (benefit) expense	$(40,469)	$12,172	$670

Total income tax expense
U.S.	$45,366	$75,168	$126,142
Non U.S.	23,606	53,616	135,948

Total income tax expense	$68,972	$128,784	$262,090

(Loss) income before taxes attributable to the Company’s domestic and foreign operations and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda (the Company’s domicile) law to (loss) income before taxes was as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands of U.S. dollars):

	2011	2010	2009
Domestic (Bermuda)	$(634,310)	$441,074	$895,663
Foreign	182,991	540,262	903,281

(Loss) income before taxes	$(451,319)	$981,336	$1,798,944

Reconciliation of effective tax rate (% of (loss) income before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	(7.2)	14.9	14.2
Impact of foreign exchange gains	0.4	(3.4)	(0.4)
Unrecognized tax benefit	9.0	1.2	—
Tax-exempt income and expenses not deductible	(11.6)	(0.7)	(1.2)
Impact of enacted changes in tax laws	—	(1.9)	(0.1)
Foreign branch tax	(5.7)	(0.2)	1.8
Valuation allowance	(1.9)	2.0	—
Other	1.7	1.2	0.3

Actual tax rate	(15.3)%	13.1%	14.6%

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2011	2010
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$84,977	$62,591
Foreign tax credit carryforwards	15,005	17,845
Tax loss carryforwards	31,823	4,723
Unearned premiums	19,152	20,191
Other deferred tax assets	35,040	9,319

	185,997	114,669
Valuation allowance	(29,201)	(19,642)

Deferred tax assets	156,796	95,027

Deferred tax liabilities
Deferred acquisition costs	42,913	47,152
Goodwill and other intangibles	71,000	73,174
Equalization reserves	104,884	113,293
Unrealized appreciation and timing differences on investments	105,817	82,226
Other deferred tax liabilities	32,397	32,877

Deferred tax liabilities	357,011	348,722

Net deferred tax liabilities	$(200,215)	$(253,695)

The net tax assets and liabilities and their components at December 31, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2011	2010
Net tax assets	$66,574	$14,960
Net tax liabilities	(297,153)	(316,325)

Net tax liabilities	$(230,579)	$(301,365)

	2011	2010
Net current tax (liabilities) assets	$(18,074)	$3,859
Net deferred tax liabilities	(200,215)	(253,695)
Net unrecognized tax benefit	(12,290)	(51,529)

Net tax liabilities	$(230,579)	$(301,365)

Realization of the deferred tax asset is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax asset will be realized. The valuation allowance recorded at December 31, 2011 related to a tax loss carryforward in Singapore, while the valuation allowance recorded at December 31, 2010 related to foreign tax credit carryforwards in Ireland of $17.8 million with the balance related to certain tax loss carryforwards.

At December 31, 2011, the deferred tax assets (after valuation allowance) primarily related to foreign tax credit carryforwards of $9.0 million in Ireland, which can be carried forward for an unlimited period of time, and deferred foreign tax credits of $6.0 million in Ireland and the United States. At December 31, 2010, the deferred tax assets (after valuation allowance) related to capital losses in the United States of $2.9 million, which can be carried forward for five years.

The total amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands of U.S. dollars):

	January 1, 2011	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2011
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$51,529	$3,194	$3,788	$(47,886)	$1,254	$11,879
Interest and penalties recognized on the above	—	435	—	—	(24)	411

Total unrecognized tax benefits, including interest and penalties	$51,529	$3,629	$3,788	$(47,886)	$1,230	$12,290

	January 1, 2010	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2010
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$41,935	$13,215	$2,578	$(3,254)	$(2,945)	$51,529
Interest and penalties recognized on the above	544	104	—	(471)	(177)	—

Total unrecognized tax benefits, including interest and penalties	$42,479	$13,319	$2,578	$(3,725)	$(3,122)	$51,529

	January 1, 2009	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	Unrecognized tax benefits of Paris Re	December 31, 2009
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$39,208	$2,053	$21	$(1,428)	$623	$1,458	$41,935
Interest and penalties recognized on the above	559	347	—	(362)	—	—	544

Total unrecognized tax benefits, including interest and penalties	$39,767	$2,400	$21	$(1,790)	$623	$1,458	$42,479

For the years ended December 31, 2011, 2010 and 2009, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis. The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.

At December 31, 2011, the total amount of unrecognized tax benefits for which it is reasonably possible to change within twelve months was $1.1 million, which primarily relates to the expected expiration of the statute of limitations related to certain tax positions and various intra-group transactions in Europe.

16. Share-Based Awards

Employee Equity Plan

In May 2005, the shareholders approved the PartnerRe Ltd. Employee Equity Plan (EEP). The EEP permits the grant of share options, RS, RSUs, SSARs or other share-based awards to employees of the Company. The EEP is administered by the Compensation and Management Development Committee of the Board (the Committee).

The EEP permits the grant of up to 8.3 million shares, of which a total of 3.4 million shares can be issued as either RS or RSUs and 4.9 million shares can be issued as share options or SSARs. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. Under the EEP, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the EEP as the closing price reported on the grant date. RSU awards granted under the EEP generally cliff vest after 3 years of continuous service. Share options and SSARs vest ratably over 3 years of continuous service and have a ten year contractual term. Participants in the EEP are eligible to receive dividend equivalents, which the Company records as an expense, on RSUs that are unvested. At December 31, 2011, 5.4 million shares remained available for issuance under this plan.

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

Non-Employee Directors’ Stock Plan

The PartnerRe Ltd. Non-Employee Directors Stock Plan (Directors’ Stock Plan), which was approved by the Company’s shareholders, permits the grant of up to 0.8 million share options, RS, RSUs, alternative awards and other share-based awards. Under the Directors’ Stock Plan, the exercise price of the share options will be equivalent to the fair value of the share options at the time of grant. The fair value is defined in the Directors’ Stock Plan as the closing price reported on the grant date. Options are awarded on an annual basis and are issued under the Directors’ Stock Plan. They generally vest at the time of grant and are expensed immediately and have a ten year contractual term. Prior to May 2010, RSU awards granted under the Directors’ Stock Plan generally vested at the time of grant with a delivery date restriction of one year and were expensed immediately. With effect from May 2010, RSUs are awarded on an annual basis and have a five year cliff vest with no delivery restrictions and are expensed over the vesting period. Before the grant date, directors must elect to receive their awards in the form of either 100% RSUs, or split, with 60% of the award being RSUs and 40% of the award being cash upon delivery. At December 31, 2011, 0.1 million shares remained available for issuance under this plan.

Employee Share Purchase Plan

The PartnerRe Ltd. Employee Share Purchase Plan (ESPP), which was approved by the Company’s shareholders, has a twelve month offering period with two purchase periods of six months each. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the lower fair value on either the enrolment date or purchase date. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.6 million common shares may be issued under the ESPP. At December 31, 2011, 0.4 million shares remained available for issuance under this plan.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (SSPP) has two offering periods per year with two purchase periods of six months each. Swiss employees, who work at least 20 hours per week, are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair value on the purchase date. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.4 million common shares may be issued under the SSPP. At December 31, 2011, 0.2 million shares remained available for issuance under this plan.

Share-Based Compensation

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of share options or the conversion of RSUs and SSARs into shares.

For the years ended December 31, 2011, 2010 and 2009, the Company’s share-based compensation expense was $24.2 million, $33.5 million and $21.7 million, respectively, with a tax benefit of $2.4 million, $3.4 million and $2.7 million, respectively. Included within these tax benefits are amounts related to the exercise of share options and the conversion of RSUs and SSARs into shares by employees of the Company’s U.S. subsidiaries of $3.1 million, $5.9 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Share Options

The following table summarizes the activity related to options granted and exercised for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Options granted	123,162	91,817	598,698
Weighted average grant date fair value of options granted	$7.43	$10.29	$7.95

Options exercised	194,201	860,154	250,400
Total intrinsic value of options exercised (in millions of U.S. dollars)	$4.6	$21.0	$5.0
Proceeds from option exercises (in millions of U.S. dollars)	$10.6	$37.2	$12.7

The activity related to the Company’s share options for the year ended December 31, 2011 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,936,095	$61.86
Granted	123,162	68.59
Exercised	(194,201)	56.19
Forfeited or expired	(1,900)	65.05

Outstanding at December 31, 2011	1,863,156	62.89
Options exercisable at December 31, 2011	1,856,435	62.84
Options vested and expected to vest at December 31, 2011	1,862,867	62.89

The weighted average remaining contractual term and the aggregate intrinsic value of share options outstanding, exercisable, vested and expected to vest at December 31, 2011, was 3.6 years and $7.4 million, respectively.

The Company values share options issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected life	6 years	6 years	3 years
Expected volatility	14.9%	15.8%	15.8%
Risk-free interest rate	2.0%	2.8%	2.8%
Dividend yield	2.7%	2.7%	2.7%

The expected life of the replacement share options issued as part of the acquisition of Paris Re in 2009 was assumed to be 3 years. The expected life of all other share options issued during the years ended December 31, 2011, 2010 and 2009 was assumed to be 6 years. Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s share options. The risk-free interest rate is based on the market yield of U.S. treasury securities with maturities equivalent to the expected life of the Company’s share options. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s share options.

Restricted Share Units

During the years ended December 31, 2011, 2010 and 2009, the Company issued 314,182 RSUs, 374,366 RSUs and 607,173 RSUs with a weighted average grant date fair value of $81.20, $79.18 and $75.09, respectively. The Company values RSUs issued under all plans at the fair value of its common shares at the time of grant, as defined by the plan document.

The activity related to the Company’s RSUs for the year ended December 31, 2011 was as follows:

RSUs
Outstanding at January 1, 2011	868,002
Granted	314,182
Released	(462,912)
Forfeited	(23,528)

Outstanding at December 31, 2011	695,744

The RSUs that vested during the years ended December 31, 2011, 2010 and 2009 had a fair value of $18.3 million, $30.9 million and $9.6 million, respectively.

Of the 695,744 RSUs outstanding at December 31, 2011, 34,866 are subject to a five year delivery date restriction from the grant date and were not released for conversion into shares.

Total unrecognized share-based compensation expense related to unvested RSUs was approximately $26.4 million at December 31, 2011, which is expected to be recognized over a weighted-average period of 1.8 years.

Share-Settled Share Appreciation Rights (SSARs)

During the years ended December 31, 2011, 2010 and 2009, the Company issued 210,582 SSARs, 450,568 SSARs, and 105,344 SSARs with a weighted average grant date fair value of $10.32, $10.45 and $8.42, respectively.

The activity related to the Company’s SSARs for the year ended December 31, 2011 was as follows:

SSARs
Outstanding at January 1, 2011	1,337,350
Granted	210,582
Exercised	(21,462)
Forfeited or expired	(11,263)

Outstanding at December 31, 2011	1,515,207
Exercisable at December 31, 2011	1,031,110

Total unrecognized share-based compensation expense related to unvested SSARs was approximately $3.1 million at December 31, 2011, which is expected to be recognized over a weighted-average period of 1.7 years.

The Company values SSARs issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected life	6 years	6 years	6 years
Expected volatility	15.6%	15.8%	15.4%
Risk-free interest rate	2.7%	2.8%	2.7%
Dividend yield	2.8%	2.7%	2.6%

In determining the weighted average assumptions used, the Company used the same methodology as described in share options above.

Warrants

In 2009, the Company issued 27,655 replacement warrants as part of the acquisition of Paris Re. At December 31, 2011, 15,270 warrants are outstanding and fully vested with a weighted average remaining contractual life of 4 years and a weighted average exercise price of $34.42. During the year ended December 31, 2011, 7,993 warrants were exercised with a weighted average exercise price of $35.33.

17. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains certain defined contributions plans and other active and frozen defined benefit plans. The majority of the defined benefit obligation at December 31, 2011 relates to the active defined benefit plan for the Company’s Zurich office employees (the Zurich Plan).

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

The Company incurred expenses for these defined contribution arrangements of $16.0 million, $14.8 million, and $13.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Active Defined Benefit Plan

The Company maintains the Zurich Plan, which is classified as a hybrid plan and accounted for as a defined benefit plan under U.S. GAAP. At December 31, 2011 and 2010, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2011	2010
Funded status
Unfunded pension obligation at beginning of year	$17,144	$9,117

Change in pension obligation
Service cost	7,141	5,683
Interest cost	3,308	3,020
Plan participants’ contributions	2,174	5,761
Actuarial loss	8,470	7,268
Benefits paid	(248)	(7,562)
Foreign currency adjustments	(850)	9,994
Settlements	(13,178)	—

Change in pension obligation	6,817	24,164

Change in fair value of plan assets
Actual return on plan assets	3,610	3,181
Employer contributions	6,627	6,025
Plan participants’ contributions	2,174	5,761
Benefits paid	(248)	(7,562)
Foreign currency adjustments	(186)	8,732
Settlements	(13,178)	—

Change in fair value of plan assets	(1,201)	16,137

Funded status
Unfunded pension obligation at end of year	$25,162	$17,144
Additional information:
Projected benefit obligation	$121,156	$114,339
Accumulated pension obligation	116,904	110,240
Fair value of plan assets	95,994	97,195

At December 31, 2011 and 2010, the funded status was included in accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in accumulated other comprehensive (loss) income at December 31, 2011 and 2010 were $19.1 million (net of $5.1 million of taxes) and $15.2 million (net of $4.1 million of taxes), respectively.

The net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were $10.0 million, $6.1 million and $6.0 million, respectively.

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

The fair values of the Zurich Plan’s assets at December 31, 2011 and 2010 were equity funds (Level 1) of $nil and $4.3 million, respectively, and insured funds and cash (Level 2) of $96.0 million and $92.9 million, respectively. The equity funds are primarily publicly quoted open-end funds that invest in a full replication of

European benchmark indices. The insured funds comprise the accumulated pension plan contributions and investment returns thereon, which are held in an insurance arrangement that provides at least a guaranteed minimum investment return. The insured funds are held by a collective foundation of AXA Life Ltd. and are guaranteed under the insurance arrangement.

The assumptions used to determine the pension obligation and net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost
Discount rate	2.50%	2.75%	2.75%	3.25%	3.25%	2.75%
Expected return on plan assets	—	3.0	—	3.6	—	3.0
Rate of compensation increase	3.5	3.5	3.5	3.5	3.5	3.5

At December 31, 2011, estimated employer contributions to be paid in 2012 were $5.7 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Period	Amount
2012	$4,724
2013	4,666
2014	4,646
2015	5,190
2016	5,215
2017 to 2021	27,051

The Company does not believe that any plan assets will be returned to the Company during 2012.

18. Commitments and Contingencies

(a) Concentration of Credit Risk

Fixed maturities

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued by the U.S. government and other highly rated sovereign governments’ securities. At December 31, 2011, the Company’s fixed maturity investments included $879 million, or 13.6% of the Company’s total shareholders’ equity, issued by the Government of Germany. At December 31, 2010, the Company’s fixed maturity investments included $846 million, or 11.7% of the Company’s total shareholders’ equity, issued by the Government of France. Other than the U.S. government and the Government of Germany at December 31, 2011 and the U.S. government and the Government of France at December 31, 2010, the Company’s fixed maturity portfolio did not contain exposure to any other sovereign government that accounted for more than 10% of the Company’s total shareholders’ equity. The Company keeps cash and cash equivalents in several banks and may keep up to $500 million, excluding custodial accounts, at any point in time in any one bank.

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

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. Performance of these notes receivable to date has been within expectations. At December 31, 2011 and 2010, none of the Company’s notes receivable are past due or in default and, accordingly, the Company believes that an allowance for credit losses related to these notes receivable is not required.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At December 31, 2011, the Company’s notes receivable of $80.4 million were all performing and were collateralized by residential property and commercial property of $45.9 million and $34.5 million, respectively. At December 31, 2010, the Company’s notes receivable of $55.6 million were all performing and were collateralized by residential property and commercial property of $28.9 million and $26.7 million, respectively.

The Company purchased financing receivables of $84.5 million during the year ended December 31, 2011. There were no sales of financing receivables during the year ended December 31, 2011, however, the outstanding balance has been reduced by settlements of the underlying debt.

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

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. At December 31, 2011 and 2010, the Company has recorded a provision for uncollectible premiums receivable of $8.2 million and $12.6 million, respectively. See also Note 10 for discussion of credit risk related to reinsurance recoverable on paid and unpaid losses.

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

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases at December 31, 2011 (in thousands of U.S. dollars):

Period	Amount
2012	$34,737
2013	28,603
2014	23,594
2015	18,827
2016	18,776
2017 through 2019	23,818

Total future minimum rental payments	$148,355

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $37.0 million, $36.1 million, and $30.9 million, respectively.

(c) Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based compensation, the reimbursement of certain expenses, retention incentive payments, as well as certain severance provisions.

In 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Following their departure from the Company, employees participating in the voluntary plan will continue to receive pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the voluntary plan during the year ended December 31, 2010. During the year ended December 31, 2010 the Company recorded a pre-tax charge of $40.7 million related to the costs of the voluntary plan within other operating expenses.

(d) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $16.1 million through 2015.

The Company has entered into strategic investments with unfunded capital commitments totaling $157.5 million through 2016. The Company expects to fund capital commitments of $61.2 million, $36.3 million, $25.9 million, $22.4 million and $11.7 million during 2012, 2013, 2014, 2015 and 2016, respectively.

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

At December 31, 2011, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

19. Off-Balance Sheet Arrangements

In October 2005, the Company entered into a forward sale agreement under which it agreed to sell common shares to an affiliate of Citigroup Global Markets Inc., which affiliate is referred to as the forward counterparty, on settlement dates chosen by the Company prior to October 2008. On July 31, 2008, the Company amended the forward sale agreement, with half the contract maturing and the remaining half extended to April 2010.

On April 28, 2010, under the terms of the amendment to the forward sale agreement with the forward counterparty, the remaining forward sale agreement matured. Commencing on April 28, 2010, there was a 40 day valuation period, whereby the Company could deliver up to 3.4 million common shares over the valuation period, subject to a minimum price per share of $59.05 and a maximum price per share of $84.15. As a result of the Company’s share price trading between the minimum and the maximum price per share during the valuation period, the Company did not deliver any common shares to the forward counterparty.

This transaction had no other impact on the Company’s common shareholders’ equity, and the Company’s diluted net income per share for the years ended December 31, 2010 and 2009 did not include any dilutive effect related to this agreement.

20. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. At December 31, 2011, the total amount of such credit facilities available to the Company was $1,440 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $246 million and $524 million, respectively, at December 31, 2011, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2011 is a $750 million three-year syndicated unsecured credit facility. This facility has the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $750 million to $1 billion, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $1 billion is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants at December 31, 2011. This facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility. During the year ended December 31, 2011, there were no borrowings under this revolving line of credit.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility with some price protection.

On November 14, 2011, the Company entered into an agreement to modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $250 million to a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the $100 million being secured. This credit facility matures on November 14, 2012, and can be extended for one additional year under the terms of the agreement.

In addition to the unsecured credit facilities available, the Company maintains two committed secured letter of credit facilities with amounts available of $150 million and $200 million at December 31, 2011. The facilities are used for the issuance of letters of credit, which must be secured fully or partially with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. The $200 million credit facility has a maturity date of December 31, 2014. The Company is currently negotiating an extension of the $150 million credit facility. At December 31, 2011, no conditions of default existed under these facilities.

21. Agreements with Related Parties

The Company was party to agreements with Atradius N.V. since December 2003 (a company in which a board member is a supervisory director) and Delta Lloyd since May 2008 (a company in which a board member is a director). All agreements entered into with Atradius N.V. and Delta Lloyd were completed on an arm’s-length basis.

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Atradius N.V. The activity included in the Consolidated Statements of Operations related to Atradius N.V. for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands of U.S. dollars):

	2011	2010	2009
Net premiums written	$75,991	$80,975	$49,487
Net premiums earned	77,230	69,094	63,724
Losses and loss expenses and life policy benefits	32,595	40,740	58,394
Acquisition costs	33,906	22,012	20,824

Included in the Consolidated Balance Sheets were the following balances related to Atradius N.V. at December 31, 2011 and 2010 (in thousands of U.S. dollars):

	2011	2010
Reinsurance balances receivable	$5,332	$21,571
Unpaid losses and loss expenses	75,173	71,929
Unearned premiums	34,836	36,744
Other net assets	14,187	12,916

Agreements with Delta Lloyd

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Delta Lloyd. The activity included in the Consolidated Statements of Operations related to Delta Lloyd for the years ended December 31, 2011, 2010 and 2009 includes net premiums earned of $1.9 million, $1.2 million and $1.4 million, respectively, and losses and loss expenses and life policy benefits of $0.8 million, $0.3 million and $0.5 million, respectively. Included in the Consolidated Balance Sheets at December 31, 2011 and 2010 were unpaid losses and loss expenses of $7.5 million and $8.9 million, respectively.

Other Agreements

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

Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment. The following items are not considered in evaluating the results of the Non-life and Life segments: net realized and unrealized investment gains and losses, net realized gain on purchase of capital efficient notes, interest expense, amortization of intangible assets, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings and losses of equity investments. Segment results are shown before consideration of intercompany transactions.

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

The following tables provide a summary of the segment results for the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars, except ratios):

Segment Information

For the year ended December 31, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,104	$682	$1,446	$599	$3,831	$790	$12	$4,633
Net premiums written	$1,104	$678	$1,344	$562	$3,688	$786	$12	$4,486
Decrease in unearned premiums	31	81	32	12	156	6	—	162

Net premiums earned	$1,135	$759	$1,376	$574	$3,844	$792	$12	$4,648
Losses and loss expenses and life policy benefits	(741)	(567)	(950)	(1,459)	(3,717)	(650)	(6)	(4,373)
Acquisition costs	(276)	(191)	(328)	(26)	(821)	(117)	—	(938)

Technical result	$118	$1	$98	$(911)	$(694)	$25	$6	$(663)
Other income					4	1	3	8
Other operating expenses					(283)	(53)	(99)	(435)

Underwriting result					$(973)	$(27)	n/a	$(1,090)
Net investment income						66	563	629

Allocated underwriting result (1)						$39	n/a	n/a
Net realized and unrealized investment gains							67	67
Interest expense							(49)	(49)
Amortization of intangible assets							(36)	(36)
Net foreign exchange gains							34	34
Income tax expense							(69)	(69)
Interest in losses of equity investments							(6)	(6)

Net loss							n/a	$(520)

Loss ratio (2)	65.3%	74.7%	69.1%	254.2%	96.7%
Acquisition ratio (3)	24.3	25.1	23.8	4.5	21.3

Technical ratio (4)	89.6%	99.8%	92.9%	258.7%	118.0%
Other operating expense ratio (5)					7.4

Combined ratio (6)					125.4%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the year ended December 31, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,028	$909	$1,479	$716	$4,132	$749	$4	$4,885
Net premiums written	$1,026	$898	$1,391	$646	$3,961	$742	$2	$4,705
Decrease in unearned premiums	12	16	14	26	68	2	1	71

Net premiums earned	$1,038	$914	$1,405	$672	$4,029	$744	$3	$4,776
Losses and loss expenses and life policy benefits	(577)	(702)	(985)	(393)	(2,657)	(624)	(3)	(3,284)
Acquisition costs	(288)	(227)	(292)	(49)	(856)	(116)	—	(972)

Technical result	$173	$(15)	$128	$230	$516	$4	$—	$520
Other income					5	2	3	10
Other operating expenses					(317)	(57)	(166)	(540)

Underwriting result					$204	$(51)	n/a	$(10)
Net investment income						71	602	673

Allocated underwriting result						$20	n/a	n/a
Net realized and unrealized investment gains							402	402
Interest expense							(44)	(44)
Amortization of intangible assets							(31)	(31)
Net foreign exchange losses							(21)	(21)
Income tax expense							(129)	(129)
Interest in earnings of equity investments							13	13

Net income							n/a	$853

Loss ratio	55.6%	76.8%	70.0%	58.5%	65.9%
Acquisition ratio	27.8	24.9	20.8	7.2	21.3

Technical ratio	83.4%	101.7%	90.8%	65.7%	87.2%
Other operating expense ratio					7.8

Combined ratio					95.0%

Segment Information

For the year ended December 31, 2009

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$1,162	$677	$1,159	$400	$3,398	$595	$8	$4,001
Net premiums written	$1,162	$679	$1,113	$397	$3,351	$591	$7	$3,949
Decrease (increase) in unearned premiums	48	50	3	73	174	(4)	1	171

Net premiums earned	$1,210	$729	$1,116	$470	$3,525	$587	$8	$4,120
Losses and loss expenses and life policy benefits	(728)	(392)	(732)	(6)	(1,858)	(440)	2	(2,296)
Acquisition costs	(311)	(174)	(254)	(33)	(772)	(113)	—	(885)

Technical result	$171	$163	$130	$431	$895	$34	$10	$939
Other income					13	2	7	22
Other operating expenses					(253)	(47)	(131)	(431)

Underwriting result					$655	$(11)	n/a	$530
Net investment income						62	534	596

Allocated underwriting result						$51	n/a	n/a
Net realized and unrealized investment gains							591	591
Net realized gain on purchase of capital efficient notes							89	89
Interest expense							(28)	(28)
Amortization of intangible assets							6	6
Net foreign exchange losses							(1)	(1)
Income tax expense							(262)	(262)
Interest in earnings of equity investments							16	16

Net income							n/a	$1,537

Loss ratio	60.2%	53.7%	65.6%	1.3%	52.7%
Acquisition ratio	25.7	23.8	22.7	7.0	21.9

Technical ratio	85.9%	77.5%	88.3%	8.3%	74.6%
Other operating expense ratio					7.2

Combined ratio					81.8%

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Non-life
Property and casualty
Casualty	11%	11%	13%
Property	15	18	18
Motor	5	7	6
Multiline and other	2	2	2
Specialty
Agriculture	7	4	8
Aviation/Space	5	5	5
Catastrophe	13	14	10
Credit/Surety	7	6	6
Energy	2	2	2
Engineering	4	4	5
Marine	6	6	5
Specialty casualty	2	3	3
Specialty property	3	2	2
Life	18	16	15

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Europe	41%	43%	41%
North America	36	36	41
Asia, Australia and New Zealand	12	10	8
Latin America, Caribbean and Africa	11	11	10

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 5% of total gross premiums written during the years ended December 31, 2011 and 2010 and more than 6% during the year ended December 31, 2009.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2011, 2010 and 2009. The brokers accounted for 26%, 25%, and 25% and 21%, 21%, and 19% of gross premiums written for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Non-life
North America	64%	77%	78%
Global (Non-U.S.) P&C	29	32	25
Global (Non-U.S.) Specialty	43	37	27
Catastrophe	81	70	70
Life	16	15	18

23. Unaudited Quarterly Financial Information

	2011				2010
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$879.9	$1,079.6	$1,056.5	$1,470.4	$820.6	$987.6	$1,112.7	$1,784.2
Net premiums earned	1,181.4	1,294.3	1,107.5	1,064.6	1,204.6	1,313.4	1,104.6	1,153.8
Net investment income	155.5	163.7	158.3	151.6	160.8	164.4	174.5	173.1
Net realized and unrealized investment gains (losses)	74.6	26.1	78.2	(112.2)	(83.2)	293.2	46.0	145.5
Other income	3.1	1.4	1.6	1.8	5.1	3.3	0.8	1.3

Total revenues	1,414.6	1,485.5	1,345.6	1,105.8	1,287.3	1,774.3	1,325.9	1,473.7
Losses and loss expenses and life policy benefits	1,069.2	881.7	814.5	1,607.2	817.8	748.9	704.6	1,012.4
Acquisition costs	238.8	262.5	229.2	207.9	246.6	261.6	244.1	220.1
Other operating expenses	113.0	103.8	113.7	104.3	133.2	118.2	160.2	128.1
Interest expense	12.3	12.2	12.2	12.3	12.2	12.3	12.8	7.1
Amortization of intangible assets	8.9	9.5	9.2	8.8	8.8	10.0	7.8	4.8
Net foreign exchange (gains) losses	(14.7)	(10.6)	(8.7)	(0.7)	8.3	27.1	(11.0)	(3.6)

Total expenses	1,427.5	1,259.1	1,170.1	1,939.8	1,226.9	1,178.1	1,118.5	1,368.9
(Loss) income before taxes and interest in (losses) earnings of equity investments	(12.9)	226.4	175.5	(834.0)	60.4	596.2	207.4	104.8
Income tax expense (benefit)	3.3	41.8	50.1	(26.3)	10.9	72.6	17.8	27.6
Interest in (losses) earnings of equity investments	(1.4)	(4.5)	(1.2)	0.7	7.5	1.3	1.3	2.4

Net (loss) income	(17.6)	180.1	124.2	(807.0)	57.0	524.9	190.9	79.6
Preferred dividends	15.4	14.4	8.6	8.6	8.6	8.6	8.6	8.6

Net (loss) income available to common shareholders	$(33.0)	$165.7	$115.6	$(815.6)	$48.4	$516.3	$182.3	$71.0
Basic net (loss) income per common share	$(0.49)	$2.45	$1.71	$(11.99)	$0.66	$6.86	$2.36	$0.87
Diluted net (loss) income per common share	(0.49)	2.43	1.69	(11.99)	0.65	6.76	2.31	0.85
Dividends declared per common share	0.60	0.60	0.60	0.55	0.55	0.50	0.50	0.50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda

February 24, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2011, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche Ltd., the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda
February 24, 2012

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—at December 31, 2011					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2011, 2010 and 2009					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2011, 2010 and 2009					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2011, 2010 and 2009					X

3.	Exhibits

Included on page 208

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ CONSTANTINOS MIRANTHIS Constantinos Miranthis	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/S/ WILLIAM BABCOCK William Babcock	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/S/ DAVID J. OUTTRIM David J. Outtrim	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Chairman of the Board of Directors	February 24, 2012

/S/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	February 24, 2012

/S/ JUDITH HANRATTY Judith Hanratty, OBE	Director	February 24, 2012

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 24, 2012

/S/ ROBERTO MENDOZA Roberto Mendoza	Director	February 24, 2012

/S/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	February 24, 2012

/S/ RÉMY SAUTTER Rémy Sautter	Director	February 24, 2012

/S/ LUCIO STANCA Lucio Stanca	Director	February 24, 2012

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 24, 2012

/S/ JÜRGEN ZECH Jürgen Zech	Director	February 24, 2012

/S/ DAVID ZWIENER David Zwiener	Director	February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 24, 2012; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda
February 24, 2012

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

at December 31, 2011

(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1) (2)	Fair Value (2)	Amount at which shown in the balance sheet (2)
Fixed maturities
U.S. government and government sponsored enterprises	$1,084,533	$1,115,777	$1,115,777
U.S. states, territories and municipalities	117,528	123,684	123,684
Non-U.S. sovereign government, supranational and government related	2,807,363	2,964,091	2,964,091
Corporate	5,461,478	5,746,997	5,746,997
Asset-backed securities	626,508	633,799	633,799
Residential mortgage-backed securities	3,224,850	3,282,901	3,282,901
Other mortgage-backed securities	72,144	74,580	74,580

Total fixed maturities	13,394,404	13,941,829	13,941,829
Equities
Banks, trust and insurance companies	151,622	137,600	137,600
Public utilities	25,822	28,415	28,415
Industrial, miscellaneous and all other	740,169	778,676	778,676

Total equities	917,613	944,691	944,691
Short-term investments	$42,563	42,571	42,571
Other invested assets(3)		90,512	90,512

Total		$15,019,603	$15,019,603

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Original cost of equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.
(2)	Excludes the investment portfolio underlying the funds held – directly managed account. While the net investment income and net realized and unrealized gains and losses inure to the benefit of the Company, the Company does not legally own the investments.
(3)	Other invested assets excludes the Company’s investments accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2011	December 31, 2010
Assets
Fixed maturities, trading securities, at fair value (amortized cost: 2011, $178,674; 2010, $10,356)	$181,117	$10,337
Short-term investments, trading securities, at fair value (amortized cost: 2011, $8,463; 2010, $Nil)	8,467	—
Cash and cash equivalents, at fair value, which approximates amortized cost	51,729	329,054
Investments in subsidiaries	7,693,969	7,576,571
Intercompany loans and balances receivable	350,265	442,290
Other	10,066	13,069

Total assets	$8,295,613	$8,371,321

Liabilities
Intercompany loans and balances payable (1)	$1,815,049	$1,131,463
Accounts payable, accrued expenses and other	13,022	32,939

Total liabilities	1,828,071	1,164,402

Shareholders’ Equity
Common shares (par value $1.00, issued: 2011, 84,766,693 shares; 2010, 84,033,089 shares)	84,767	84,033
Preferred shares (par value $1.00, issued and outstanding: 2011, 35,750,000 shares, 2010, 20,800,000 shares; aggregate liquidation value: 2011, $893,750; 2010, $520,000)	35,750	20,800
Additional paid-in capital	3,803,796	3,419,864
Accumulated other comprehensive (loss) income:
Currency translation adjustment	4,267	16,101
Other accumulated comprehensive loss, net of tax	(16,911)	(12,045)
Retained earnings	4,035,103	4,761,178
Common shares held in treasury, at cost (2011, 19,444,365 shares; 2010, 14,046,895 shares)	(1,479,230)	(1,083,012)

Total shareholders’ equity	6,467,542	7,206,919

Total liabilities and shareholders’ equity	$8,295,613	$8,371,321

(1)	The Company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect wholly-owned finance subsidiary of the Company, related to the remaining $63.4 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The Company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the Company’s Senior Notes.

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

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Revenues
Net investment income (loss)	$2,452	$1,745	$(375)
Net realized and unrealized investment gains (losses)	5,499	(3,884)	18,582

Total revenues	7,951	(2,139)	18,207

Expenses
Other operating expenses	76,690	92,361	103,293
Interest expense on intercompany loans	739	5,609	6,425
Interest expense	—	301	3,919
Net foreign exchange (gains) losses	(9,540)	17,244	4,517

Total expenses	67,889	115,515	118,154

Loss before equity in net (loss) income of subsidiaries	(59,938)	(117,654)	(99,947)
Equity in net (loss) income of subsidiaries	(460,353)	970,206	1,636,801

Net (loss) income	$(520,291)	$852,552	$1,536,854

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Cash flows from operating activities
Net (loss) income	$(520,291)	$852,552	$1,536,854
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net loss (income) of subsidiaries	460,353	(970,206)	(1,636,801)
Other, net	7,663	36,388	8,203

Net cash used in operating activities	(52,275)	(81,266)	(91,744)

Cash flows from investing activities
Sales and redemptions of fixed maturities	446,452	698,393	—
Sales and redemptions of short-term investments	154,473	69,489	—
Purchases of short-term investments	(99,955)	—	—
Advances to/from subsidiaries, net	3,511	697,019	508,213
Net issue of intercompany loans receivable and payable	379,676	380,771	—
Investments in subsidiaries	(860,000)	—	(175,111)
Other, net	2,408	(4,283)	(2,851)
Foreign exchange forward contracts	(6,750)	3,528	(71,303)

Net cash provided by investing activities	19,815	1,844,917	258,948

Cash flows from financing activities
Cash dividends paid to shareholders	(205,784)	(192,156)	(151,851)
Repurchase of common shares	(413,737)	(1,065,121)	—
Net proceeds from issuance of preferred shares	361,722	—	—
Issuance of common shares	16,041	37,682	16,034
Repayment of debt	—	(200,000)	(200,000)
Contract fees on forward sale agreement	—	(2,638)	(5,070)

Net cash used in financing activities	(241,758)	(1,422,233)	(340,887)

Effect of foreign exchange rate changes on cash	(3,107)	(15,867)	(1,342)
(Decrease) increase in cash and cash equivalents	(277,325)	325,551	(175,025)
Cash and cash equivalents—beginning of year	329,054	3,503	178,528

Cash and cash equivalents—end of year	$51,729	$329,054	$3,503

Supplemental cash flow information:
Interest paid	$743	$1,680	$14,362

(1)	The Company received non-cash dividends from its subsidiaries of $274 million, $500 million and $600 million for the years ended December 31, 2011, 2010 and 2009, respectively, which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.
(2)	During 2010, the Company sold a wholly-owned subsidiary to another wholly-owned subsidiary and received fixed maturities and short-term investments as partial settlement of certain intercompany loans receivable. These non-cash transactions have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.
(3)	The acquisition of assets and liabilities as part of the Paris Re acquisition in 2009 involved non-cash share for share transactions which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net investment Income(1)		Losses Incurred	Amortization of DAC	Other Operating Expenses(2)	Premiums Written
2011
Non-life	$339,010	$11,273,091	$1,432,476	$—	$3,844,270	$	N/A	$3,717,171	$820,747	$283,450	$3,688,185
Life	208,108	—	15,316	1,645,662	792,148		66,069	650,261	116,884	52,905	N/A
Corporate and Other	84	—	1,049	—	11,336		563,079	5,138	730	98,491	12,390

Total	$547,202	$11,273,091	$1,448,841	$1,645,662	$4,647,754		$629,148	$4,372,570	$938,361	$434,846	$3,700,575
2010
Non-life	$369,075	$10,666,604	$1,578,696	$—	$4,029,644	$	N/A	$2,657,041	$856,068	$316,900	$3,960,713
Life	226,476	—	20,385	1,750,410	743,565		71,539	623,627	116,280	56,965	N/A
Corporate and Other	6	—	58	—	3,262		601,243	2,950	189	165,886	1,964

Total	$595,557	$10,666,604	$1,599,139	$1,750,410	$4,776,471		$672,782	$3,283,618	$972,537	$539,751	$3,962,677
2009
Non-life	$343,729	$10,811,483	$1,684,015	$—	$3,524,690	$	N/A	$1,857,481	$771,684	$252,861	$3,350,909
Life	271,091	—	21,724	1,615,193	587,553		61,833	440,337	112,920	47,247	N/A
Corporate and Other	37	—	1,077	—	7,582		534,238	(2,522)	610	130,700	6,911

Total	$614,857	$10,811,483	$1,706,816	$1,615,193	$4,119,825		$596,071	$2,295,296	$885,214	$430,808	$3,357,820

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment.
(2)	Other operating expenses are a component of underwriting result for the Non-life and Life segments. Other operating expenses included in Corporate and Other represent corporate expenses and other operating expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2011
Life reinsurance in force	$—	$1,673,196	$199,347,294	$197,674,098	101%
Premiums earned
Life	—	3,470	774,383	770,913	100%
Accident and health	—	—	21,235	21,235	100%
Property and casualty	73,567	138,069	3,920,108	3,855,606	102%

Total premiums	$73,567	$141,539	$4,715,726	$4,647,754	101%

2010
Life reinsurance in force	$—	$1,726,050	$192,669,971	$190,943,921	101%
Premiums earned
Life	—	5,118	729,007	723,889	101%
Accident and health	—	—	19,676	19,676	100%
Property and casualty	25,532	175,308	4,182,682	4,032,906	104%

Total premiums	$25,532	$180,426	$4,931,365	$4,776,471	103%

2009
Life reinsurance in force	$—	$1,636,933	$204,704,933	$203,068,000	101%
Premiums earned
Life	—	4,608	570,118	565,510	101%
Accident and health	—	—	22,043	22,043	100%
Property and casualty	8,390	77,946	3,601,828	3,532,272	102%

Total premiums	$8,390	$82,554	$4,193,989	$4,119,825	102%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Expenses	Unearned Premiums	Premiums Earned	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Expenses	Premiums Written
Consolidated subsidiaries
2011	$339,094	$11,273,091	$1,433,525	$3,855,606	$3,722,309	$821,477	$2,990,559	$3,700,575
2010	369,081	10,666,604	1,578,754	4,032,906	2,659,991	856,257	2,579,018	3,962,677
2009	343,766	10,811,483	1,685,092	3,532,272	1,854,959	772,294	2,043,878	3,357,820

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.	8-K	3.1	May 28, 2009	001-14536 09856453

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.2	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536 03680524

4.2.1	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536 03680524

4.3	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 041136085

4.3.1	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 041136085

4.4	Specimen Share Certificate for the 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	4.1	June 15, 2011	001-14536 11912259

4.4.1	Certificate of Designation, Preferences and Rights of the Company’s 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	3.1	June 15, 2011	001-14536 11912259

4.5	Junior Subordinated Indenture dated November 2, 2006 among PartnerRe Finance II Inc., the Company, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the other underwriters named therein.	8-K	4.1	November 7, 2006	001-14536 061194484

4.5.1	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., the Company and The Bank of New York.	8-K	4.2	November 7, 2006	001-14536 061194484

4.6	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.3	November 7, 2006	001-14536 061194484

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

4.6.1	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.4	November 7, 2006	001-14536 061194484

4.7	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 08860178

4.7.1	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 08860178

4.8	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 08860178

4.8.1	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 08860178

4.9	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.1	March 15, 2010	001-14536 10681438

4.9.1	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.2	March 15, 2010	001-14536 10681438

4.10	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.3	March 15, 2010	001-14536 10681438

4.10.1	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.4	March 15, 2010	001-14536 10681438

10.1	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. dated July 16, 2010.	8-K	10.1	July 21, 2010	001-14536 10962355

10.2	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 04957898

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.3	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 05988483

10.4	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 08653416

10.5	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.	10-K	10.9	February 28, 2011	001-14536 11644674

10.5.1	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 05621655

10.5.2	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 05621655

10.6	PartnerRe Ltd. amended and restated Employee Equity Plan.	10-Q	10.3	August 4, 2011	001-14536 111010074

10.6.1	Form PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Restricted Share Unit Award Agreement.	10-K	10.10.1	February 28, 2011	001-14536 11644674

10.6.2	Form PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Share-Settled Share Appreciation Right Agreement.	10-K	10.10.2	February 28, 2011	001-14536 11644674

10.7	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 09998853

10.8	PartnerRe Ltd. Swiss Share Purchase Plan.	10-Q	10.4	August 4, 2011	001-14536 111010074

10.9	PartnerRe Ltd. Non-Employee Directors Share Plan dated May 22, 2003.	10-K	10.13	February 28, 2011	001-14536 11644674

10.9.1	Form of PartnerRe Ltd. Non-Employee Director Share Option Agreement.	10-Q	10.2	May 4, 2011	001-14536 11810844

10.9.2	Form of PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement.	10-Q	10.3	May 4, 2011	001-14536 11810844

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.9.3	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536 041037442

10.10	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536 05835956

10.11	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536 05835956

10.12	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 05835956

10.13	PartnerRe Ltd. Change in Control Policy.	10-K	10.17	February 28, 2011	001-14536 11644674

10.14	Amended Executive Total Compensation Program.					X

10.15	Board of Directors Compensation Program for Non-Executive Directors.	10-Q	10.1	May 4, 2011	001-14536 11810844

10.16	Employment Agreement between PartnerRe Ltd. and Costas Miranthis dated as of January 1, 2011.	8-K	10.1	February 23, 2011	001-14536 11632606

10.17	Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of September 1, 2010.					X

10.18	Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 1, 2010.	10-Q	10.2	November 3, 2011	001-14536 111177762

10.19	Employment Agreement between PartnerRe Capital Markets Corporation and Marvin Pestcoe, effective as of October 1, 2010.	10-Q	10.3	November 3, 2011	001-14536 111177762

10.20	Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of January 1, 2011.	10-Q	10.4	November 3, 2011	001-14536 111177762

10.21	Second Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536 02584632

10.21.1	Letter Agreement Between PartnerRe Ltd. and Patrick A. Thiele dated May 15, 2007.	10-Q	10.1	August 9, 2007	001-14536 071037066

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.21.2	Amended and Restated Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 19, 2009.	10-K	10.22.3	March 1, 2010	001-14536 10646399

10.23	Executive Employment Agreement between PartnerRe Capital Markets Corp. and Albert A. Benchimol dated as of January 1, 2009.	8-K	10.1	February 11, 2009	001-14536 09589545

10.23.1	Letter Agreement between PartnerRe Ltd. and Albert A. Benchimol dated as of July 28, 2010.	8-K	10.1	August 3, 2010	001-14536 10988370

10.24	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 091158470

10.25	Transaction Agreement dated as of July 4, 2009 between PartnerRe Ltd. and PARIS RE Holdings Limited.	8-K	2.2	July 9, 2009	001-14536 09937187

10.25.1	Amendment No. 1 to the Transaction Agreement dated as of September 28, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and PartnerRe Holdings II GmbH.	8-K	2.1	September 29, 2009	001-14536 091093820

10.26	Securities Purchase Agreement dated as of July 4, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 9, 2009	001-14536 09937187

10.26.1	Amendment No. 1 to the Securities Purchase Agreement dated as of July 17, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 23, 2009	001-14536 09957790

10.26.2	Amendment No. 2 to the Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH, PARIS RE Holdings Limited and the sellers named therein.	8-K	2.2	September 29, 2009	001-14536 091093820

10.27	Form of Investor Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.3	July 9, 2009	001-14536 09937187

10.28	Form of Registration Rights Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.4	July 9, 2009	001-14536 09937187

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.29	Form of Securities Purchase Agreement dated as of July 17, 2009 and effective as of July 25, 2009 between PartnerRe Ltd. and each seller named therein.	8-K	2.1	July 27, 2009	001-14536 09965322

10.30	Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH and Mr. Hans-Peter Gerhardt.	8-K	2.3	September 29, 2009	001-14536 091093820

10.31	Form of Securities Purchase Agreement dated as of October 15, 2009 and effective as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the seller named therein.	8-K	2.1	October 23, 2009	001-14536 091134537

10.32	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.	10-K	10.27.1	March 1, 2010	001-14536 10646399

10.33	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.	10-K	10.27.2	March 1, 2010	001-14536 10646399

10.34	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.	10-K	10.27.3	March 1, 2010	001-14536 10646399

10.35	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.4	March 1, 2010	001-14536 10646399

10.36	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.5	March 1, 2010	001-14536 10646399

10.36.1	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.	8-K	10.1	February 7, 2011	001-14536 11579242

14.1	Code of Business Conduct and Ethics.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche Ltd.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

31.1	Certification of Constantinos Miranthis, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Constantinos Miranthis, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

101.1	The following financial information from PartnerRe Ltd.’s Annual Report on Form 10–K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to Consolidated Financial Statements and (vi) Financial Statements Schedules. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.