Form 10-K/A
period 2011-12-31
PARTNERRE LTD
filed 2012-02-29
CIK 911421

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to PartnerRe Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K), originally filed with the Securities and Exchange Commission on February 24, 2012, is being filed to revise the tables that present the development of gross, retroceded and net reserves for unpaid losses and loss expenses for the Company’s Non-life business, which were presented in Business – Reserves in Item 1 of Part I of the Form 10-K. The revised tables correct certain data previously presented in those tables related to:

(i)	the gross, retroceded and net reserves for unpaid losses and loss expenses as of December 31, 2010 and 2009 that were re-estimated one year later and two years later, including the impact of foreign exchange; and

(ii)	the amount of net paid losses related to the net reserves for unpaid losses and loss expenses as of December 31, 2009 through one year later and two years later, and the reconciliation of net paid losses related to prior years, including and excluding Guaranteed Reserves.

In accordance with the rules of the Securities and Exchange Commission, this Amendment No. 1 sets forth the complete text of Form 10-K as amended to correct these tables.

Except as described above, no changes have been made to the Form 10-K, including the Company’s consolidated financial statements. This Amendment No. 1 does not reflect subsequent events occurring after February 24, 2012, the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PartnerRe Ltd. has made statements under the captions Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly under the captions “2012 Outlook” (or similarly captioned sections) and in other sections of this annual report on Form 10-K/A (Amendment No. 1) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors described under the caption entitled Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this annual report on Form 10-K/A (Amendment No. 1) to conform our prior statements to actual results or revised expectations.

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

The below table is a reconciliation of the net paid losses related to prior years and the net paid losses related to prior years, excluding the paid losses for the Guaranteed Reserves, for the years ended December 31, 2011 and 2010 (in thousands of U.S. dollars):

	2011	2010
Net paid losses related to prior years	$2,060,152	$2,267,765
Less: net paid losses on Guaranteed Reserves	136,885	173,386

Net paid losses related to prior years, excluding Guaranteed Reserves	$1,923,267	$2,094,379

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

Development of Loss and Loss Expense Reserves (Excluding Guaranteed Reserves subject to the Reserve Agreement)

(in thousands of U.S. dollars)

	2001	2002	2003	2004	2005	2006	2007	2008	2009 (1)	2010	2011
Gross liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$3,005,628	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$9,248,529	$9,379,028	$10,234,291
Retroceded liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	214,891	217,777	175,685	153,018	185,280	138,585	132,479	125,215	270,938	300,648	325,841

Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	3,035,309	3,806,231	4,688,964	5,006,767	6,602,832	6,715,107	6,343,714	7,076,796	8,354,221	8,505,130
Two years later	3,310,898	3,975,926	4,301,161	5,044,922	6,618,112	6,165,297	6,009,194	6,686,926	7,877,438
Three years later	3,456,250	3,781,574	4,373,992	5,092,289	6,168,445	5,897,044	5,674,509	6,351,663
Four years later	3,326,527	3,894,500	4,494,182	4,845,644	6,002,031	5,645,132	5,409,460
Five years later	3,433,887	4,019,813	4,315,702	4,731,856	5,802,799	5,436,353
Six years later	3,528,665	3,918,380	4,264,865	4,595,232	5,627,952
Seven years later	3,445,844	3,894,155	4,171,108	4,467,678
Eight years later	3,446,683	3,822,959	4,091,315
Nine years later	3,394,936	3,762,561
Ten years later	3,347,058
Cumulative net (deficiency) redundancy	$(556,321)	$(321,922)	$488,059	$1,145,933	$924,429	$1,295,847	$1,689,497	$1,033,788	$1,100,153	$573,250
Cumulative amount of net liability paid through:
One year later	$923,165	$1,126,882	$1,120,756	$1,250,534	$1,718,996	$1,473,964	$1,340,788	$1,716,798	$2,094,379	$1,923,267
Two years later	1,391,301	1,713,953	1,573,312	1,821,773	2,482,695	2,116,025	1,971,376	2,448,950	2,983,833
Three years later	1,740,277	1,993,947	1,948,203	2,207,692	2,948,837	2,581,022	2,470,068	2,991,497
Four years later	1,924,833	2,248,980	2,219,506	2,511,446	3,273,808	2,932,356	2,818,018
Five years later	2,086,252	2,433,223	2,439,361	2,721,266	3,534,003	3,183,573
Six years later	2,215,412	2,580,225	2,589,798	2,898,779	3,713,402
Seven years later	2,314,918	2,694,079	2,717,665	3,043,151
Eight years later	2,397,806	2,779,632	2,820,421
Nine years later	2,463,518	2,860,940
Ten years later	2,526,523

(1)	Paris Re’s liability for unpaid losses and loss expenses is included as of December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired. Accordingly, the reserve development (net liability for unpaid losses and loss expenses at the end of the year, as originally estimated, less net liability for unpaid losses and loss expenses re-estimated as of subsequent years) for years prior to 2009 relates only to losses recorded by PartnerRe and subsidiaries not acquired in the Paris Re acquisition.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves as of December 31, 2011 provided above (in thousands of U.S. dollars):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Reconciliation of gross reserves:
Gross liability re-estimated, excluding Guaranteed Reserves	$3,576,494	$3,972,526	$4,230,780	$4,572,597	$5,799,072	$5,539,485	$5,497,851	$6,460,164	$8,107,304	$8,779,445
Re-estimated retroceded liability, excluding Guaranteed Reserves	229,436	209,965	139,465	104,919	171,120	103,132	88,391	108,501	229,866	274,315

Net liability re-estimated, excluding Guaranteed Reserves	$3,347,058	$3,762,561	$4,091,315	$4,467,678	$5,627,952	$5,436,353	$5,409,460	$6,351,663	$7,877,438	$8,505,130

Cumulative gross (deficiency) redundancy	$(570,866)	$(314,110)	$524,279	$1,194,032	$938,589	$1,331,300	$1,733,585	$1,050,502	$1,141,225	$599,583

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

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Cumulative net (deficiency) redundancy	$(556,321)	$(321,922)	$488,059	$1,145,933	$924,429	$1,295,847	$1,689,497	$1,033,788	$1,100,153	$573,250
Less: Cumulative net (deficiency) redundancy due to foreign exchange	(467,797)	(425,275)	(189,424)	136,344	(395,835)	(157,467)	328,564	(51,288)	174,912	42,793

Cumulative net (deficiency) redundancy excluding the impact of foreign exchange	$(88,524)	$103,353	$677,483	$1,009,589	$1,320,264	$1,453,314	$1,360,933	$1,085,076	$925,241	$530,457

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

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$2,790,737	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	2,846,855	3,496,102	4,440,338	5,382,101	6,300,633	6,318,157	6,681,021	6,899,642	8,499,708	8,547,923
Two years later	2,921,908	3,513,647	4,298,493	5,232,707	6,023,025	6,014,782	6,222,150	6,597,688	8,052,350
Three years later	2,956,308	3,483,720	4,223,937	5,076,765	5,774,643	5,640,480	5,961,748	6,300,375
Four years later	2,964,307	3,491,033	4,178,131	4,972,632	5,521,034	5,451,479	5,738,024
Five years later	2,982,347	3,498,703	4,118,436	4,794,445	5,376,045	5,278,886
Six years later	2,979,426	3,480,094	4,012,792	4,704,184	5,232,117
Seven years later	2,963,708	3,418,353	3,958,493	4,604,022
Eight years later	2,935,299	3,379,382	3,901,891
Nine years later	2,912,868	3,337,286
Ten years later	2,879,261

Cumulative net (deficiency) redundancy	$(88,524)	$103,353	$677,483	$1,009,589	$1,320,264	$1,453,314	$1,360,933	$1,085,076	$925,241	$530,457

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

Included on page 218

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 24, 2012; such reports are included elsewhere in this Form 10-K/A (Amendment No. 1). Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Expenses	Unearned Premiums	Premiums Earned	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Expenses	Premiums Written
Consolidated subsidiaries
2011	$339,094	$11,273,091	$1,433,525	$3,855,606	$3,722,309	$821,477	$2,990,559	$3,700,575
2010	369,081	10,666,604	1,578,754	4,032,906	2,659,991	856,257	2,579,018	3,962,677
2009	343,766	10,811,483	1,685,092	3,532,272	1,854,959	772,294	2,043,878	3,357,820

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.	8-K	3.1	May 28, 2009	001-14536 09856453

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.2	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536 03680524

4.2.1	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536 03680524

4.3	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 041136085

4.3.1	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 041136085

4.4	Specimen Share Certificate for the 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	4.1	June 15, 2011	001-14536 11912259

4.4.1	Certificate of Designation, Preferences and Rights of the Company’s 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	3.1	June 15, 2011	001-14536 11912259

4.5	Junior Subordinated Indenture dated November 2, 2006 among PartnerRe Finance II Inc., the Company, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the other underwriters named therein.	8-K	4.1	November 7, 2006	001-14536 061194484

4.5.1	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., the Company and The Bank of New York.	8-K	4.2	November 7, 2006	001-14536 061194484

4.6	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.3	November 7, 2006	001-14536 061194484

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

4.6.1	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.4	November 7, 2006	001-14536 061194484

4.7	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 08860178

4.7.1	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 08860178

4.8	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 08860178

4.8.1	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 08860178

4.9	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.1	March 15, 2010	001-14536 10681438

4.9.1	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.2	March 15, 2010	001-14536 10681438

4.10	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.3	March 15, 2010	001-14536 10681438

4.10.1	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.4	March 15, 2010	001-14536 10681438

10.1	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. dated July 16, 2010.	8-K	10.1	July 21, 2010	001-14536 10962355

10.2	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 04957898

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.3	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 05988483

10.4	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 08653416

10.5	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.	10-K	10.9	February 28, 2011	001-14536 11644674

10.5.1	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 05621655

10.5.2	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 05621655

10.6	PartnerRe Ltd. amended and restated Employee Equity Plan.	10-Q	10.3	August 4, 2011	001-14536 111010074

10.6.1	Form PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Restricted Share Unit Award Agreement.	10-K	10.10.1	February 28, 2011	001-14536 11644674

10.6.2	Form PartnerRe Ltd. Amended and Restated Employee Equity Plan Executive Share-Settled Share Appreciation Right Agreement.	10-K	10.10.2	February 28, 2011	001-14536 11644674

10.7	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 09998853

10.8	PartnerRe Ltd. Swiss Share Purchase Plan.	10-Q	10.4	August 4, 2011	001-14536 111010074

10.9	PartnerRe Ltd. Non-Employee Directors Share Plan dated May 22, 2003.	10-K	10.13	February 28, 2011	001-14536 11644674

10.9.1	Form of PartnerRe Ltd. Non-Employee Director Share Option Agreement.	10-Q	10.2	May 4, 2011	001-14536 11810844

10.9.2	Form of PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement.	10-Q	10.3	May 4, 2011	001-14536 11810844

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.9.3	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536 041037442

10.10	Form of Annual Incentive Deferral Executive Restricted Shares Unit Award Agreement.	8-K	10.3	May 16, 2005	001-14536 05835956

10.11	Form of Executive Restricted Shares Unit Award Agreement Company Match on AI Deferral.	8-K	10.4	May 16, 2005	001-14536 05835956

10.12	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 05835956

10.13	PartnerRe Ltd. Change in Control Policy.	10-K	10.17	February 28, 2011	001-14536 11644674

10.14	Amended Executive Total Compensation Program.	10-K	10.14	February 24, 2012	001-14536 12636834

10.15	Board of Directors Compensation Program for Non-Executive Directors.	10-Q	10.1	May 4, 2011	001-14536 11810844

10.16	Employment Agreement between PartnerRe Ltd. and Costas Miranthis dated as of January 1, 2011.	8-K	10.1	February 23, 2011	001-14536 11632606

10.17	Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of September 1, 2010.	10-K	10.17	February 24, 2012	001-14536 12636834

10.18	Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 1, 2010.	10-Q	10.2	November 3, 2011	001-14536 111177762

10.19	Employment Agreement between PartnerRe Capital Markets Corporation and Marvin Pestcoe, effective as of October 1, 2010.	10-Q	10.3	November 3, 2011	001-14536 111177762

10.20	Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of January 1, 2011.	10-Q	10.4	November 3, 2011	001-14536 111177762

10.21	Second Amendment to Employment Agreement between PartnerRe Ltd. and Patrick A. Thiele, effective as of February 26, 2002.	8-K	99.1	March 25, 2002	001-14536 02584632

10.21.1	Letter Agreement Between PartnerRe Ltd. and Patrick A. Thiele dated May 15, 2007.	10-Q	10.1	August 9, 2007	001-14536 071037066

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.21.2	Amended and Restated Retention Award Agreement between PartnerRe Ltd. and Patrick A. Thiele, dated November 19, 2009.	10-K	10.22.3	March 1, 2010	001-14536 10646399

10.23	Executive Employment Agreement between PartnerRe Capital Markets Corp. and Albert A. Benchimol dated as of January 1, 2009.	8-K	10.1	February 11, 2009	001-14536 09589545

10.23.1	Letter Agreement between PartnerRe Ltd. and Albert A. Benchimol dated as of July 28, 2010.	8-K	10.1	August 3, 2010	001-14536 10988370

10.24	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 091158470

10.25	Transaction Agreement dated as of July 4, 2009 between PartnerRe Ltd. and PARIS RE Holdings Limited.	8-K	2.2	July 9, 2009	001-14536 09937187

10.25.1	Amendment No. 1 to the Transaction Agreement dated as of September 28, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and PartnerRe Holdings II GmbH.	8-K	2.1	September 29, 2009	001-14536 091093820

10.26	Securities Purchase Agreement dated as of July 4, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 9, 2009	001-14536 09937187

10.26.1	Amendment No. 1 to the Securities Purchase Agreement dated as of July 17, 2009 among PartnerRe Ltd., PARIS RE Holdings Limited and the sellers named therein.	8-K	2.1	July 23, 2009	001-14536 09957790

10.26.2	Amendment No. 2 to the Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH, PARIS RE Holdings Limited and the sellers named therein.	8-K	2.2	September 29, 2009	001-14536 091093820

10.27	Form of Investor Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.3	July 9, 2009	001-14536 09937187

10.28	Form of Registration Rights Agreement between PartnerRe Ltd. and shareholders party thereto.	8-K	2.4	July 9, 2009	001-14536 09937187

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.29	Form of Securities Purchase Agreement dated as of July 17, 2009 and effective as of July 25, 2009 between PartnerRe Ltd. and each seller named therein.	8-K	2.1	July 27, 2009	001-14536 09965322

10.30	Securities Purchase Agreement dated as of September 28, 2009 among PartnerRe Ltd., PartnerRe Holdings II Switzerland GmbH and Mr. Hans-Peter Gerhardt.	8-K	2.3	September 29, 2009	001-14536 091093820

10.31	Form of Securities Purchase Agreement dated as of October 15, 2009 and effective as of October 21, 2009 among PartnerRe Ltd., PartnerRe Holdings II GmbH and the seller named therein.	8-K	2.1	October 23, 2009	001-14536 091134537

10.32	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.	10-K	10.27.1	March 1, 2010	001-14536 10646399

10.33	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.	10-K	10.27.2	March 1, 2010	001-14536 10646399

10.34	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.	10-K	10.27.3	March 1, 2010	001-14536 10646399

10.35	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.4	March 1, 2010	001-14536 10646399

10.36	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.5	March 1, 2010	001-14536 10646399

10.36.1	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.	8-K	10.1	February 7, 2011	001-14536 11579242

14.1	Code of Business Conduct and Ethics.	10-K	14.1	February 24, 2012	001-14536 12636834

21.1	Subsidiaries of the Company.	10-K	21.1	February 24, 2012	001-14536 12636834

23.1	Consent of Deloitte & Touche Ltd.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

31.1	Certification of Constantinos Miranthis, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Constantinos Miranthis, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

101.1	The following financial information from PartnerRe Ltd.’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to Consolidated Financial Statements and (vi) Financial Statements Schedules. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.