Form 10-Q
period 2012-03-31
PARTNERRE LTD
filed 2012-05-04
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of April 30, 2012 was 64,549,639.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2012 and 2011, and of shareholders’ equity, and of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2011 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda

May 4, 2012

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2012, $13,811,342; 2011, $13,394,404)	$14,411,664	$13,941,829
Short-term investments, trading securities, at fair value (amortized cost: 2012, $38,819; 2011, $42,563)	38,838	42,571
Equities, trading securities, at fair value (cost: 2012, $865,452; 2011, $917,613)	943,458	944,691
Other invested assets	360,894	358,154

Total investments	15,754,854	15,287,245
Funds held – directly managed (cost: 2012, $1,230,199; 2011, $1,241,222)	1,264,383	1,268,010
Cash and cash equivalents, at fair value, which approximates amortized cost	1,210,229	1,342,257
Accrued investment income	181,898	189,074
Reinsurance balances receivable	2,571,038	2,059,976
Reinsurance recoverable on paid and unpaid losses	432,059	397,788
Funds held by reinsured companies	799,988	796,290
Deferred acquisition costs	636,537	547,202
Deposit assets	242,435	241,513
Net tax assets	44,769	66,574
Goodwill	455,533	455,533
Intangible assets	124,974	133,867
Other assets	76,959	70,044

Total assets	$23,795,656	$22,855,373

Liabilities
Unpaid losses and loss expenses	$11,143,354	$11,273,091
Policy benefits for life and annuity contracts	1,707,982	1,645,662
Unearned premiums	2,017,177	1,448,841
Other reinsurance balances payable	522,701	443,873
Deposit liabilities	249,967	249,382
Net tax liabilities	311,069	297,153
Accounts payable, accrued expenses and other	235,546	208,840
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	17,008,785	16,387,831

Shareholders’ Equity
Common shares (par value $1.00; issued: 2012, 84,939,858 shares; 2011, 84,766,693 shares)	84,940	84,767
Preferred shares (par value $1.00; issued and outstanding: 2012 and 2011, 35,750,000 shares; aggregate liquidation value: 2012 and 2011, $893,750)	35,750	35,750
Additional paid-in capital	3,815,056	3,803,796
Accumulated other comprehensive income (loss):
Currency translation adjustment	21,474	4,267
Other accumulated comprehensive loss (net of tax of: 2012, $6,780; 2011, $6,590)	(18,022)	(16,911)
Retained earnings	4,339,296	4,035,103
Common shares held in treasury, at cost (2012, 19,626,865 shares; 2011, 19,444,365 shares)	(1,491,623)	(1,479,230)

Total shareholders’ equity	6,786,871	6,467,542

Total liabilities and shareholders’ equity	$23,795,656	$22,855,373

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Revenues
Gross premiums written	$1,567,483	$1,557,561

Net premiums written	$1,473,286	$1,470,419
Increase in unearned premiums	(483,456)	(405,830)

Net premiums earned	989,830	1,064,589
Net investment income	146,896	151,633
Net realized and unrealized investment gains (losses)	192,735	(112,199)
Other income	2,746	1,813

Total revenues	1,332,207	1,105,836
Expenses
Losses and loss expenses and life policy benefits	576,486	1,607,217
Acquisition costs	211,608	207,849
Other operating expenses	98,174	104,297
Interest expense	12,220	12,300
Amortization of intangible assets	8,893	8,827
Net foreign exchange losses (gains)	2,589	(695)

Total expenses	909,970	1,939,795

Income (loss) before taxes and interest in earnings of equity investments	422,237	(833,959)
Income tax expense (benefit)	67,174	(26,258)
Interest in earnings of equity investments	5,078	745

Net income (loss)	360,141	(806,956)
Preferred dividends	15,405	8,631

Net income (loss) available to common shareholders	$344,736	$(815,587)

Comprehensive income (loss)
Net income (loss)	$360,141	$(806,956)
Change in currency translation adjustment	17,207	37,781
Change in other accumulated comprehensive loss, net of tax	(1,111)	(235)

Comprehensive income (loss)	$376,237	$(769,410)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$5.27	$(11.99)
Diluted net income (loss)	$5.24	$(11.99)
Weighted average number of common shares outstanding	65,404,227	67,997,426
Weighted average number of common shares and common share equivalents outstanding	65,842,819	67,997,426
Dividends declared per common share	$0.62	$0.55

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Common shares
Balance at beginning of period	$84,767	$84,033
Issuance of common shares	173	238

Balance at end of period	84,940	84,271

Preferred shares
Balance at beginning and end of period	35,750	20,800

Additional paid-in capital
Balance at beginning of period	3,803,796	3,419,864
Issuance of common shares	11,260	9,565

Balance at end of period	3,815,056	3,429,429

Accumulated other comprehensive income
Balance at beginning of period	(12,644)	4,056
Change in currency translation adjustment	17,207	37,781
Change in other accumulated comprehensive loss	(1,111)	(235)

Balance at end of period	3,452	41,602

Retained earnings
Balance at beginning of period	4,035,103	4,761,178
Net income (loss)	360,141	(806,956)
Dividends on common shares	(40,543)	(37,145)
Dividends on preferred shares	(15,405)	(8,631)

Balance at end of period	4,339,296	3,908,446

Common shares held in treasury
Balance at beginning of period	(1,479,230)	(1,083,012)
Repurchase of common shares	(12,393)	(226,703)

Balance at end of period	(1,491,623)	(1,309,715)

Total shareholders’ equity	$6,786,871	$6,174,833

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Cash flows from operating activities
Net income (loss)	$360,141	$(806,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	30,216	17,759
Amortization of intangible assets	8,893	8,827
Net realized and unrealized investment (gains) losses	(192,735)	112,199
Changes in:
Reinsurance balances, net	(442,507)	(404,556)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	75,219	19,179
Funds held by reinsured companies and funds held – directly managed	42,851	393,061
Deferred acquisition costs	(78,286)	(51,434)
Net tax assets and liabilities	25,952	(68,732)
Unpaid losses and loss expenses including life policy benefits	(257,827)	821,108
Unearned premiums	483,456	405,830
Other net changes in operating assets and liabilities	23,650	40,029

Net cash provided by operating activities	79,023	486,314

Cash flows from investing activities
Sales of fixed maturities	1,621,825	839,611
Redemptions of fixed maturities	311,062	429,158
Purchases of fixed maturities	(2,241,991)	(1,553,630)
Sales and redemptions of short-term investments	36,132	26,787
Purchases of short-term investments	(32,168)	(55,797)
Sales of equities	332,851	154,861
Purchases of equities	(236,628)	(181,573)
Other, net	41,224	20,753

Net cash used in investing activities	(167,693)	(319,830)

Cash flows from financing activities
Cash dividends paid to shareholders	(55,948)	(45,776)
Repurchase of common shares	—	(244,222)
Issuance of common shares	5,601	3,616

Net cash used in financing activities	(50,347)	(286,382)
Effect of foreign exchange rate changes on cash	6,989	18,551
Decrease in cash and cash equivalents	(132,028)	(101,347)
Cash and cash equivalents—beginning of period	1,342,257	2,111,084

Cash and cash equivalents—end of period	$1,210,229	$2,009,737

Supplemental cash flow information:
Taxes paid	$42,386	$42,177
Interest paid	$—	$—

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. Government issued bonds; U.S. Government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; Non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; asset-backed securities; mortgage-backed securities; certain equities traded on foreign exchanges; certain fixed income mutual funds; foreign exchange forward contracts; over-the-counter derivatives such as foreign currency option contracts, non-exchange traded futures, credit default swaps, total return swaps, interest rate swaps and to-be-announced mortgage-backed securities (TBAs).

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: inactively traded fixed maturities including U.S. state, territory and municipal bonds; privately issued corporate securities; special purpose financing asset-backed bonds; unlisted equities; real estate and certain other mutual fund investments; credit-linked notes; inactively traded weather derivatives; notes, annuities, residuals and loans receivable and longevity and other total return swaps.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At March 31, 2012 and December 31, 2011, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,088,812	$—	$1,088,812
U.S. states, territories and municipalities	—	14,439	115,580	130,019
Non-U.S. sovereign government, supranational and government related	—	3,070,440	—	3,070,440
Corporate	—	5,954,953	111,951	6,066,904
Asset-backed securities	—	374,252	264,456	638,708
Residential mortgage-backed securities	—	3,342,525	—	3,342,525
Other mortgage-backed securities	—	74,256	—	74,256

Fixed maturities	$—	$13,919,677	$491,987	$14,411,664
Short-term investments	$—	$38,838	$—	$38,838
Equities
Consumer noncyclical	$99,933	$120	$—	$100,053
Finance	69,896	283	12,730	82,909
Technology	68,296	—	—	68,296
Energy	67,609	23	—	67,632
Insurance	57,743	—	—	57,743
Communications	53,219	—	—	53,219
Industrials	48,430	332	—	48,762
Consumer cyclical	45,916	98	—	46,014
Other	60,660	206	—	60,866
Mutual funds and exchange traded funds	95,503	255,812	6,649	357,964

Equities	$667,205	$256,874	$19,379	$943,458
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$5,608	$—	$5,608
Foreign currency option contracts	—	3,338	—	3,338
Futures contracts	17,393	—	—	17,393
Credit default swaps (protection purchased)	—	17	—	17
Credit default swaps (assumed risks)	—	356	—	356
Total return swaps	—	412	6,531	6,943
Other assets	—	—	86,535	86,535
Derivative liabilities
Foreign exchange forward contracts	—	(2,132)	—	(2,132)
Futures contracts	(381)	(1,614)	—	(1,995)
Credit default swaps (protection purchased)	—	(1,464)	—	(1,464)
Credit default swaps (assumed risks)	—	(102)	—	(102)
Insurance-linked securities	—	—	(3,528)	(3,528)
Total return swaps	—	—	(418)	(418)
Interest rate swaps	—	(7,029)	—	(7,029)
TBAs	—	(206)	—	(206)

Other invested assets	$17,012	$(2,816)	$89,120	$103,316
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$374,744	$—	$374,744
U.S. states, territories and municipalities	—	—	329	329
Non-U.S. sovereign government, supranational and government related	—	290,265	—	290,265
Corporate	—	460,100	—	460,100
Short-term investments	—	1,576	—	1,576
Other invested assets	—	—	17,683	17,683

Funds held – directly managed	$—	$1,126,685	$18,012	$1,144,697

Total	$684,217	$15,339,258	$618,498	$16,641,973

December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,115,777	$—	$1,115,777
U.S. states, territories and municipalities	—	12,269	111,415	123,684
Non-U.S. sovereign government, supranational and government related	—	2,964,091	—	2,964,091
Corporate	—	5,635,297	111,700	5,746,997
Asset-backed securities	—	376,384	257,415	633,799
Residential mortgage-backed securities	—	3,282,901	—	3,282,901
Other mortgage-backed securities	—	74,580	—	74,580

Fixed maturities	$—	$13,461,299	$480,530	$13,941,829
Short-term investments	$—	$42,571	$—	$42,571
Equities
Consumer noncyclical	$124,697	$154	$—	$124,851
Energy	83,403	858	—	84,261
Finance	69,722	191	9,670	79,583
Technology	74,729	—	—	74,729
Communications	64,036	44	—	64,080
Industrials	58,254	—	—	58,254
Insurance	58,017	—	—	58,017
Consumer cyclical	52,305	108	—	52,413
Other	69,457	239	—	69,696
Mutual funds and exchange traded funds	35,285	237,027	6,495	278,807

Equities	$689,905	$238,621	$16,165	$944,691
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,865	$—	$7,865
Foreign currency option contracts	—	1,074	—	1,074
Futures contracts	13,524	48	—	13,572
Credit default swaps (protection purchased)	—	92	—	92
Credit default swaps (assumed risks)	—	246	—	246
Total return swaps	—	443	7,230	7,673
TBAs	—	747	—	747
Other assets	—	—	91,405	91,405
Derivative liabilities
Foreign exchange forward contracts	—	(5,816)	—	(5,816)
Foreign currency option contracts	—	(321)	—	(321)
Futures contracts	(12,905)	(1,268)	—	(14,173)
Credit default swaps (protection purchased)	—	(1,285)	—	(1,285)
Credit default swaps (assumed risks)	—	(772)	—	(772)
Insurance-linked securities	—	—	(968)	(968)
Total return swaps	—	—	(640)	(640)
Interest rate swaps	—	(7,992)	—	(7,992)
TBAs	—	(58)	—	(58)
Other liabilities	—	(137)	—	(137)

Other invested assets	$619	$(7,134)	$97,027	$90,512
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$268,539	$—	$268,539
U.S. states, territories and municipalities	—	—	334	334
Non-U.S. sovereign government, supranational and government related	—	274,665	—	274,665
Corporate	—	480,485	—	480,485
Short-term investments	—	18,097	—	18,097
Other invested assets	—	—	15,433	15,433

Funds held – directly managed	$—	$1,041,786	$15,767	$1,057,553

Total	$690,524	$14,777,143	$609,489	$16,077,156

At March 31, 2012 and December 31, 2011, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $257.6 million and $267.6 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,144.7 million and $1,057.6 million at March 31, 2012 and December 31, 2011, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $46.6 million and $176.3 million, respectively, and accrued investment income of $14.6 million and $13.7 million, respectively. At March 31, 2012 and December 31, 2011, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $58.5 million and $20.4 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011).

At March 31, 2012 and December 31, 2011, substantially all of the accrued investment income in the Unaudited Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2. During the three months ended March 31, 2011, there were no significant transfers between Level 1 and Level 2.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At March 31, 2012 and December 31, 2011, the fair values of financial instrument assets recorded in the Unaudited Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2012 and 2011 (in thousands of U.S. dollars):

For the three months ended March 31, 2012	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Sales and settlements	Net transfers into Level 3 (2)	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$111,415	$(462)	$4,700	$(73)	$—	$115,580	$(462)
Corporate	111,700	327	48	(124)	—	111,951	327
Asset-backed securities	257,415	(1,319)	50,120	(41,760)	—	264,456	(1,264)

Fixed maturities	$480,530	$(1,454)	$54,868	$(41,957)	$—	$491,987	$(1,399)
Equities
Finance	$9,670	$3,060	$—	$—	$—	$12,730	$3,060
Mutual funds and exchange traded funds	6,495	154	—	—	—	6,649	154

Equities	$16,165	$3,214	$—	$—	$—	$19,379	$3,214
Other invested assets
Derivatives, net	$5,622	$263	$(3,300)	$—	$—	$2,585	$263
Other assets	91,405	3,829	29,729	(38,428)	—	86,535	5,724

Other invested assets	$97,027	$4,092	$26,429	$(38,428)	$—	$89,120	$5,987
Funds held – directly managed
U.S. states, territories and municipalities	$334	$(5)	$—	$—	$—	$329	$(5)
Other invested assets	15,433	2,250	—	—	—	17,683	2,250

Funds held – directly managed	$15,767	$2,245	$—	$—	$—	$18,012	$2,245

Total	$609,489	$8,097	$81,297	$(80,385)	$—	$618,498	$10,047

(1)	Purchases and issuances of derivatives includes issuances of $3.3 million.
(2)	The Company’s policy is to recognize the transfers between the hierarchy levels at the beginning of the period.

For the three months ended March 31, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances	Sales and settlements	Net transfers into Level 3 (2)	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$55,124	$805	$—	$—	$—	$55,929	$805
Corporate	76,982	(39,115)	40,794	(3,734)	40,180	115,107	(33,873)
Asset-backed securities	213,139	2,971	54,514	(8,216)	—	262,408	(1,837)
Residential mortgage-backed securities	—	539	4,212	(450)	—	4,301	541
Other mortgage-backed securities	290	(33)	408	(89)	—	576	(33)

Fixed maturities	$345,535	$(34,833)	$99,928	$(12,489)	$40,180	$438,321	$(34,397)
Short-term investments	$—	$(339)	$1,543	$—	$—	$1,204	$(339)
Equities
Finance	$2,486	$237	$—	$(2,562)	$—	$161	$10
Mutual funds and exchange traded funds	40,927	648	—	(124)	—	41,451	692

Equities	$43,413	$885	$—	$(2,686)	$—	$41,612	$702
Other invested assets
Derivatives, net	$(7,954)	$(9,125)	$37	$—	$—	$(17,042)	$(9,125)
Other assets	86,278	(1,904)	2,980	(2,692)	—	84,662	(1,480)

Other invested assets	$78,324	$(11,029)	$3,017	$(2,692)	$—	$67,620	$(10,605)
Funds held – directly managed
U.S. states, territories and municipalities	$368	$(2)	$—	$—	$—	$366	$(2)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	1,928	—	—	—	22,456	1,928

Funds held – directly managed	$33,014	$1,776	$—	$(11,968)	$—	$22,822	$1,926

Total	$500,286	$(43,540)	$104,488	$(29,835)	$40,180	$571,579	$(42,713)

During the three months ended March 31, 2011, a catastrophe bond (included within corporate fixed maturities) with a fair value of $40.2 million was transferred from Level 2 into Level 3. The transfer into Level 3 was due to the lack of observable market inputs at March 31, 2011, leading the Company to apply inputs that were not directly observable.

The following table shows the significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2012 (in thousands of U.S. dollars):

				Range
March 31, 2012	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$115,580	Discounted cash flow	Credit spreads	3.1% - 4.6% (3.6%	)
Corporate	9,877	Discounted cash flow	Discount rate	9.0% - 14.5% (12.6%	)
Asset-backed securities – interest only	11,919	Discounted cash flow	Credit spreads	7.2% - 12.1% (9.1%	)
			Prepayment speed	20.0% -33.3% (24.2%	)
Asset-backed securities – other	252,537	Discounted cash flow	Credit spreads	3.9% - 12.5% (6.6%	)
Equities
Finance	12,730	Market comparable companies	Comparable return	32.0% (32.0%	)
Other invested assets
Total return swaps	6,113	Discounted cash flow	Credit spreads	0.4% - 4.6% (2.4%	)
Notes and loan receivables	58,126	Discounted cash flow	Credit spreads	13.5% -19.5% (16.5%	)
			Gross revenue/fair value	1.4 - 2.8 (2.1)
Annuities and residuals	28,409	Discounted cash flow	Credit spreads	5.1% - 18.2% (10.8%	)
			Prepayment speed	0.0% - 5.0% (3.0%	)
			Constant default rate	2.3% - 40.0% (18.3%	)

Funds held – directly managed
Other invested assets	17,683	Lag reported market value	Net asset value, as reported	100.0% (100.0%	)
			Market adjustments	-64.1% - 0.0% (-14.4%	)

The table above does not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mortality bonds (included within corporate fixed maturities), certain mutual fund investments (included within equities) and certain insurance-linked securities (included within other invested assets).

The Company has established a Valuation Committee which is responsible for determining the Company’s invested asset valuation policy and related procedures, for reviewing significant changes in the fair value measurements of securities classified as Level 3 from period to period, and for reviewing in accordance with the invested asset valuation policy an independent internal peer analysis that is performed on the fair value measurements of all securities that are classified as Level 3. The Valuation Committee is comprised of members of the Company’s senior management team and meets on a quarterly basis. The Company’s invested asset valuation policy is monitored by the Company’s Audit Committee of the Board of Directors (Board) and approved annually by the Company’s Risk and Finance Committee of the Board.

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months ended March 31, 2012 and 2011, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Fixed maturities and short-term investments	$47,821	$(140,869)
Equities	50,771	16,118
Other invested assets	4,550	356
Funds held – directly managed	7,116	(11,978)

Total	$110,258	$(136,373)

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

•

U.S. states, territories and municipalities—U.S. states, territories and municipalities securities consist primarily of bonds issued by U.S. states, territories and municipalities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2. Certain of the bonds that are issued by municipal housing authorities are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company classifies these securities in Level 3. The significant unobservable input used in the fair value measurement of these U.S. states, territories and municipalities securities classified as Level 3 is credit spreads. A significant increase (decrease) in credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

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

•

Corporate—Corporate securities consist primarily of bonds issued by U.S. and foreign corporations covering a variety of industries and issuing countries. These securities are generally priced by independent pricing services and brokers. The pricing provider incorporates information including credit spreads, interest rate data and market news into the valuation of each security. The Company generally classifies these securities in Level 2. When a corporate security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3. The significant unobservable input used in the fair value measurement of corporate securities classified as Level 3 is discount rates. A significant increase (decrease) in discount rates in isolation could result in a significantly lower (higher) fair value measurement.

•

Asset-backed securities—Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs. The Company generally classifies these securities in Level 3. The significant unobservable inputs used in the fair value measurement of these asset-backed securities classified as Level 3 are prepayment speeds and credit spreads. Significant increases (decreases) in these prepayment speeds and credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

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

In general, the methods employed by the independent pricing services to determine the fair value of the securities that have not been actively traded involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will classify that security as Level 3. The methods used to develop and substantiate the unobservable inputs used are based on the Company’s valuation policy and are dependent upon the facts and circumstances surrounding the individual investments which are generally transaction specific. The Company’s inactively traded fixed maturities are classified as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.

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

Equities

Equity securities include U.S. and foreign common and preferred stocks, mutual funds and exchange traded funds. Equities and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities classified as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis, and common stocks traded in inactive markets. Equities classified as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis, and inactively traded common stocks. The significant unobservable input used in the fair value measurement of inactively traded common stocks classified as Level 3 is market return information from comparable publicly traded companies in the same industry, in a similar region and of a similar size. Significant increases (decreases) in the market return information could result in a significantly higher (lower) fair value measurement.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s exchange traded derivatives, such as futures and certain weather derivatives, are generally classified as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, non-exchange traded futures, credit default swaps, total return swaps, interest rate swaps and TBAs are generally classified as Level 2 within the fair value hierarchy and are priced by independent pricing services.

Included in the Company’s Level 3 classification, in general, are credit-linked notes, certain inactively traded weather derivatives, notes, annuities, residuals and loans receivable and longevity and other total return swaps. For Level 3 instruments, the Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates and gross revenue to fair value ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are highly rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

To validate prices, the Company will compare them to benchmarks, where appropriate, or to the business results generally within that asset class and specifically to those particular assets.

Funds held – directly managed

The segregated investment portfolio underlying the funds held – directly managed account is comprised of fixed maturities, short-term investments and other invested assets which are fair valued on a basis consistent with the methods described above. Substantially all fixed maturities and short-term investments within the funds held – directly managed account are classified as Level 2 within the fair value hierarchy.

The other invested assets within the segregated investment portfolio underlying the funds held – directly managed account, which are classified as Level 3 investments, are primarily real estate mutual fund investments carried at fair value. For the real estate mutual fund investments, the Company receives a price based on the real estate fund manager’s valuation for the asset and further adjusts the price, if necessary, based on appropriate current information on the real estate market. Significant increases (decreases) to the adjustment to the real estate fund manager’s valuation could result in a significantly lower (higher) fair value measurement.

To validate prices within the segregated investment portfolio underlying the funds held – directly managed account, the Company utilizes the methods described above.

(b) Fair Value of Financial Instrument Liabilities

At March 31, 2012 and December 31, 2011, the fair values of financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Unaudited Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•

the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at March 31, 2012 and December 31, 2011; and

•

the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at March 31, 2012 and December 31, 2011.

The carrying values and fair values of the Senior Notes and CENts at March 31, 2012 and December 31, 2011 were as follows (in thousands of U.S. dollars):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$812,900	$750,000	$781,449
Debt related to capital efficient notes (2)	63,384	58,106	63,384	55,678

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

At March 31, 2012, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at March 31, 2012. The counterparties on the Company’s assumed credit default swaps are all highly rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives, weather futures and longevity total return swaps for which the underlying risks reference parametric weather risks for the weather derivatives and weather futures, and longevity risk for the longevity total return swaps.

Total Return and Interest Rate Swaps and Interest Rate Derivatives

The Company has entered into total return swaps referencing various project, investments and principal finance obligations. The Company has also entered into interest rate swaps to mitigate the interest rate risk on certain of the total return swaps. The Company also uses other interest rate derivatives to mitigate exposure to interest rate volatility.

To-Be-Announced Mortgage-Backed Securities

The Company utilizes TBAs as part of its overall investment strategy and to enhance investment performance.

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 were as follows (in thousands of U.S. dollars):

	Asset	Liability	Net derivatives
March 31, 2012	derivatives at fair value	derivatives at fair value	Net notional exposure	Fair value
Foreign exchange forward contracts	$5,608	$(2,132)	$2,955,928	$3,476
Foreign currency option contracts	3,338	—	116,147	3,338
Futures contracts	17,393	(1,995)	2,526,540	15,398
Credit default swaps (protection purchased)	17	(1,464)	95,301	(1,447)
Credit default swaps (assumed risks)	356	(102)	17,500	254
Insurance-linked securities (1)	—	(3,528)	160,964	(3,528)
Total return swaps	6,943	(418)	113,328	6,525
Interest rate swaps (2)	—	(7,029)	—	(7,029)
TBAs	—	(206)	132,620	(206)

Total derivatives	$33,655	$(16,874)		$16,781

	Asset	Liability	Net derivatives
December 31, 2011	derivatives at fair value	derivatives at fair value	Net notional exposure	Fair value
Foreign exchange forward contracts	$7,865	$(5,816)	$2,555,230	$2,049
Foreign currency option contracts	1,074	(321)	110,079	753
Futures contracts	13,572	(14,173)	2,534,995	(601)
Credit default swaps (protection purchased)	92	(1,285)	94,961	(1,193)
Credit default swaps (assumed risks)	246	(772)	17,500	(526)
Insurance-linked securities (1)	—	(968)	136,375	(968)
Total return swaps	7,673	(640)	122,230	7,033
Interest rate swaps (2)	—	(7,992)	—	(7,992)
TBAs	747	(58)	104,315	689

Total derivatives	$31,269	$(32,025)		$(756)

(1)	At March 31, 2012 and December 31, 2011, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at March 31, 2012 and December 31, 2011 is recorded in Other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months ended March 31, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Foreign exchange forward contracts	$3,881	$(17,016)
Foreign currency option contracts	3,327	(77)

Total included in net foreign exchange gains and losses	$7,208	$(17,093)

Futures contracts	$21,845	$(20,283)
Credit default swaps (protection purchased)	(597)	(244)
Credit default swaps (assumed risks)	1,076	836
Insurance-linked securities	(3,459)	(7,073)
Total return swaps	77	799
Interest rate swaps	963	823
TBAs	1,070	1,303

Total included in net realized and unrealized investment gains and losses	$20,975	$(23,839)

Total derivatives	$28,183	$(40,932)

5. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share for the three months ended March 31, 2012 and 2011 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Numerator:
Net income (loss)	$360,141	$(806,956)
Less: preferred dividends	(15,405)	(8,631)

Net income (loss) available to common shareholders	$344,736	$(815,587)

Denominator:
Weighted number of common shares outstanding - basic	65,404.2	67,997.4
Share options and other (1)	438.6	—

Weighted average number of common shares and common share equivalents outstanding - diluted	65,842.8	67,997.4

Basic net income (loss) per share	$5.27	$(11.99)
Diluted net income (loss) per share(1)	$5.24	$(11.99)

(1)	At March 31, 2012 and 2011, share based awards to purchase 2,311.2 thousand and 703.3 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares. In addition, dilutive securities, in the form of share options and other, of 1,102.7 thousand shares were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for the three months ended March 31, 2011.

6. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. Performance of these notes receivable to date has been within expectations. At March 31, 2012 and December 31, 2011, none of the Company’s notes receivable are past due or in default and, accordingly, the Company believes that an allowance for credit losses related to these notes receivable is not required.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At March 31, 2012, the Company’s notes receivable of $63.3 million were all performing and were collateralized by residential property and commercial property of $37.3 million and $26.0 million, respectively. At December 31, 2011, the Company’s notes receivable of $80.4 million were all performing and were collateralized by residential property and commercial property of $45.9 million and $34.5 million, respectively.

The Company did not purchase or sell any financing receivables during the three months ended March 31, 2012 and 2011, however, the outstanding balances were reduced by settlements of the underlying debt.

(b) Legal Proceedings

There has been no significant change in legal proceedings at March 31, 2012 compared to December 31, 2011. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

7. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes.

On March 20, 2012, the Company modified its existing three-year syndicated unsecured credit facility to reduce the available facility from $750 million to $500 million. All other terms, and the access to a revolving line of credit, remained unchanged.

See Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for further information related to the credit facilities available to the Company.

8. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate and Other as described in Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe.

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

The following tables provide a summary of the segment results for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2012

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$341	$347	$417	$242	$1,347	$217	$3	$1,567
Net premiums written	$341	$346	$353	$215	$1,255	$215	$3	$1,473
Increase in unearned premiums	(103)	(187)	(45)	(125)	(460)	(21)	(2)	(483)

Net premiums earned	$238	$159	$308	$90	$795	$194	$1	$990
Losses and loss expenses and life policy benefits	(133)	(98)	(194)	(2)	(427)	(149)	—	(576)
Acquisition costs	(66)	(38)	(70)	(9)	(183)	(29)	—	(212)

Technical result	$39	$23	$44	$79	$185	$16	$1	$202
Other income					1	—	1	2
Other operating expenses					(63)	(12)	(23)	(98)

Underwriting result					$123	$4	n/a	$106
Net investment income						17	130	147

Allocated underwriting result (1)						$21	n/a	n/a
Net realized and unrealized investment gains							193	193
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange losses							(3)	(3)
Income tax expense							(67)	(67)
Interest in earnings of equity investments							5	5

Net income							n/a	$360

Loss ratio (2)	55.9%	61.6%	63.2%	2.1%	53.8%
Acquisition ratio (3)	27.5	23.9	22.6	10.5	23.0

Technical ratio (4)	83.4%	85.5%	85.8%	12.6%	76.8%
Other operating expense ratio (5)					7.9

Combined ratio (6)					84.7%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life Segment	Corporate and Other	Total
Gross premiums written	$338	$318	$375	$317	$1,348	$208	$2	$1,558
Net premiums written	$338	$317	$315	$292	$1,262	$206	$2	$1,470
(Increase) decrease in unearned premiums	(79)	(136)	2	(168)	(381)	(22)	(2)	(405)

Net premiums earned	$259	$181	$317	$124	$881	$184	$—	$1,065
Losses and loss expenses and life policy benefits	(174)	(150)	(221)	(918)	(1,463)	(145)	—	(1,608)
Acquisition costs	(66)	(40)	(80)	8	(178)	(30)	—	(208)

Technical result	$19	$(9)	$16	$(786)	$(760)	$9	$—	$(751)
Other income					1	—	1	2
Other operating expenses					(66)	(12)	(26)	(104)

Underwriting result					$(825)	$(3)	n/a	$(853)
Net investment income						15	137	152

Allocated underwriting result						$12	n/a	n/a
Net realized and unrealized investment losses							(112)	(112)
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							—	—
Income tax benefit							26	26
Interest in earnings of equity investments							1	1

Net loss							n/a	$(807)

Loss ratio	67.0%	82.8%	69.7%	743.0%	166.0%
Acquisition ratio	25.6	22.1	25.3	(6.7)	20.3

Technical ratio	92.6%	104.9%	95.0%	736.3%	186.3%
Other operating expense ratio					7.4

Combined ratio					193.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks.

Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes that ensure the intelligent and consistent evaluation and valuation of risk, and ultimately provide an appropriate return to shareholders. Risk management is discussed below and further in Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Overview of the Results of Operations for the Three Months Ended March 31, 2012

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss available to common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss available to common shareholders is defined as net income or loss less preferred dividends. See the discussion of the non-GAAP performance measures that the Company uses (operating earnings or loss and Operating ROE) and the reconciliation of those non-GAAP performance measures to the most directly comparable GAAP measures in Key Financial Measures below.

As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year.

The results for the three months ended March 31, 2012 and 2011 demonstrate this volatility. The three months ended March 31, 2012 included no significant catastrophic losses, while during the three months ended March 31, 2011 the Company incurred net losses of $1,071 million related to the combined impact of the Japan earthquake and resulting tsunami (Japan Earthquake), the New Zealand earthquake that occurred in February 2011 (New Zealand Earthquake), the floods in Queensland, Australia (Australian Floods) and an aggregate contract covering losses in Australia and New Zealand (collectively, 2011 catastrophic events). Of the Company’s incurred net losses of $1,071 million during the three months ended March 31, 2011, $722 million related to the Japan Earthquake, $252 million related to the New Zealand Earthquake and $97 million related to the Australian Floods and the aggregate contract covering losses in New Zealand and Australia.

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the three months ended March 31, 2012 and 2011 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2012	% Change		For the three months ended March 31, 2011
Net income (loss)	$360	NM	%	$(807)
Less: preferred dividends	15	78		9

Net income (loss) available to common shareholders	$345	NM		$(816)
Diluted net income (loss) per share	$5.24	NM		$(11.99)

NM: not meaningful

The increase in net income, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2012 compared to the same period of 2011 resulted primarily from:

•

an increase in the Non-life underwriting result of $948 million, which was primarily driven by the absence of large catastrophic losses in the three months ended March 31, 2012 compared to losses of $1,018 million related to the 2011 catastrophic events in the same period of 2011. This increase in the Non-life underwriting result was partially offset by lower net premiums earned, a change in the mix of business towards lines of business with higher attritional technical ratios, as well as the impact of lower pricing in certain lines of business; and

•

an increase in pre-tax net realized and unrealized investment gains of $305 million as a result of continued volatility in the capital markets which was driven by narrowing credit spreads and improving equity markets, which were reduced by the impact of increasing U.S. risk-free interest rates; partially offset by

•	an increase in income tax expense of $93 million, resulting from a higher pre-tax net income.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net Income (Loss), Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Key Financial Measures

In addition to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows at March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

	March 31, 2012	December 31, 2011
Diluted book value per common share and common share equivalents outstanding(1)	$89.63	$84.82

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Operating earnings (loss) available to common shareholders (in millions of U.S. dollars)(2)	$182	$(736)
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(3)	13.0%	(46.1)%
Combined ratio(4)	84.7%	193.7%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (operating earnings or loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

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

The Company’s Diluted Book Value per Share increased by 6% to $89.63 at March 31, 2012 from $84.82 at December 31, 2011, primarily due to the comprehensive income of $376 million. The comprehensive income was primarily driven by the net income of $360 million. Net income for the three months ended March 31, 2012 is described in Review of Net Income (Loss) below. Also see Shareholders’ Equity and Capital Resources Management below.

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

Operating earnings increased by $918 million, from a loss of $736 million in the three months ended March 31, 2011 to earnings of $182 million in the same period of 2012. The increase was primarily due to an increase in the Non-life underwriting result which was driven by the absence of large catastrophic losses in the three months ended March 31, 2012 compared to significant catastrophic losses in the same period of 2011. The other lesser factors contributing to the increases or decreases in operating earnings in the three months ended March 31, 2012 compared to the same period of 2011 are further described in Review of Net Income (Loss) below.

The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most comparable GAAP financial measure for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net income (loss)	$360	$(807)
Less:
Net realized and unrealized investment gains (losses), net of tax	159	(88)
Net foreign exchange (losses) gains, net of tax	(1)	7
Interest in earnings of equity investments, net of tax	5	1
Dividends to preferred shareholders	15	9

Operating earnings (loss) available to common shareholders	$182	$(736)

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

Annualized Operating ROE increased from a loss of 46.1% in the three months ended March 31, 2011 to earnings of 13.0% in the same period of 2012. The increase in annualized Operating ROE was primarily due to an increase in operating earnings in the three months ended March 31, 2012 compared to the same period of 2011, which was primarily driven by significant catastrophic losses in the three months ended March 31, 2011, as well as a lower beginning diluted book value per common share and common share equivalent denominator for the same period of 2012.

The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income (Loss) below.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Annualized return on beginning diluted book value per common share calculated with net income (loss) per share available to common shareholders	24.7%	(51.2)%
Less:
Annualized net realized and unrealized investment gains (losses), net of tax, on beginning diluted book value per common share	11.4	(5.6)
Annualized net foreign exchange (losses) gains, net of tax, on beginning diluted book value per common share	(0.1)	0.4
Annualized net interest in earnings of equity investments, net of tax, on beginning diluted book value per common share	0.4	0.1

Annualized operating return on beginning diluted book value per common share	13.0%	(46.1)%

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

The Non-life combined ratio decreased by 109.0 points to 84.7% in the three months ended March 31, 2012 from 193.7% in the same period of 2011 primarily due to an absence of large catastrophic losses in the three months ended March 31, 2012. The combined ratio included 115.8 points related to the impact of the 2011 catastrophic events in the three months ended March 31, 2011.

Comment on Non-GAAP Measures

Throughout this filing, the Company’s results of operations have been presented in the way that Management believes will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of the Company. This presentation includes the use of operating earnings or loss and Operating ROE that are not calculated under standards or rules that comprise U.S. GAAP. These measures are referred to as non-GAAP financial measures within the meaning of Regulation G. Management believes that these non-GAAP financial measures are important to investors, analysts, rating agencies and others who use the Company’s financial information and will help provide a consistent basis for comparison between years and for comparison with the Company’s peer group, although non-GAAP measures may be defined or calculated differently by other companies. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. A reconciliation of these measures to the most directly comparable U.S. GAAP financial measures, net income or loss and return on beginning common shareholders’ equity calculated with net income or loss available to common shareholders, is presented above.

Risk Management

In the reinsurance industry, the core of the business model is the assumption and management of risk. A key challenge is to create economic value through the intelligent and optimal assumption and management of reinsurance and capital markets and investment risks, but also to limit or mitigate those risks that can destroy tangible as well as intangible value, those risks for which the organization is not sufficiently compensated and those risks that could threaten the ability of the Company to achieve its objectives. Management believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and Item 1A of Part II of this report. In addition to these risks, the Company assumes risks and its results are primarily determined by how well the Company understands, prices and manages assumed risk. While many companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework.

Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate return on their capital. See Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a complete description of the Company’s risks, risk management framework and the related risk management strategies and controls.

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

There are four areas of risk that the Company has currently identified as having the greatest potential for shock losses: catastrophe risk, reserving risk for casualty and other long-tail lines, equity and equity-like investment risk and longevity risk. The Company manages the risk of shock losses by setting risk appetite and limits, as described above and below, for each type of shock loss. The Company establishes limits to manage the maximum foreseeable loss from any one event and considers the possibility that several shock losses could occur at one time, for example a major catastrophe event accompanied by a collapse in the equity markets. Management believes that the limits that it has placed on shock losses will allow the Company to continue writing business should such an event occur. See Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s exposure to catastrophe risk, casualty reserving risk, equity investment risk and longevity risk.

Other risks such as interest rate risk and credit spread risk have the ability to impact results substantially and may result in volatility in results from period to period. However, Management believes that by themselves, interest rate risk and credit spread risk are unlikely to represent a material threat to the Company’s long-term economic value. See Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report for additional discussion of interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk.

The limits and actual deployed exposures of the Company for its four major risks at March 31, 2012 are as follows:

	Limit at March 31, 2012	Deployed at March 31, 2012	Deployed at December 31, 2011
Catastrophe risk – largest zonal limit	$2.8 billion	$1.9 billion	$2.1 billion
Casualty reserving risk – total earned premiums for casualty and other long-tail lines for the four most recent underwriting periods	6.3 billion	2.9 billion	2.9 billion
Equity investment risk – value of equity and equity-like securities	3.3 billion	1.4 billion	1.4 billion
Longevity risk – net present value loss from extreme mortality improvement scenario	2.0 billion	1.2 billion	1.2 billion

The following table summarizes risk appetite and modeled economic loss at March 31, 2012 for the Company’s major risks discussed above:

	Risk Appetite at March 31, 2012(1)	Modeled Economic Loss at March 31, 2012(1)	Modeled Economic Loss at December 31, 2011(1)
Catastrophe risk – 1 in 75 year annual aggregate loss	$1.4 billion	$1.1 billion	$1.2 billion
Casualty reserving risk – casualty and other long-tail lines 1 in 15 year prior years reserve development	0.7 billion	0.4 billion	0.4 billion
Equity investment risk – 1 in 75 year decline in value	1.1 billion	0.4 billion	0.4 billion

(1)	The Company has not defined a risk appetite for longevity risk as it believes that establishing a limit is currently the most appropriate risk management metric. In addition, the Company has not relied upon a modeled economic loss for longevity risk.

Natural Catastrophe Probable Maximum Loss (PML)

The following discussion of the Company’s natural catastrophe probable maximum loss (PML) information contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and Item 1A of Part II of this report for a list of the Company’s risk factors. Any of these risk factors could result in actual losses that are materially different from the Company’s PML estimates below.

Natural catastrophe risk is a source of significant aggregate exposure for the Company and is managed by setting risk appetite and limits, as discussed above. Natural catastrophe perils can impact geographic regions of varying size and can have economic repercussions beyond the geographic region directly impacted.

The Company considers a peril zone to be an area within a geographic region, continent or country in which losses from insurance exposures are likely to be highly correlated to a single catastrophic event. The Company defines peril zones to capture the vast majority of exposures likely to be incorporated by typical modeled events. There is, however, no industry standard and the Company’s definitions of peril zones may differ from those of other parties.

The Company has exposure to and monitors more than 300 natural and man-made catastrophe peril zones on a worldwide basis. The peril zones in the disclosure below are major peril zones for the industry. The Company has exposures in other peril zones that can potentially generate losses greater than the PML estimates below.

The Company’s PMLs represent an estimate of loss for a single event for a given return period. The table below discloses the Company’s 1-in-250 and 1-in-500 year return period estimated loss for a single occurrence of a natural catastrophe event in a one-year period. In other words, the 1-in-250 and 1-in-500 year return period PMLs mean that there is a 0.4% and 0.2% chance, respectively, in any given year that an occurrence of a natural catastrophe in a specific peril zone will lead to losses exceeding the stated estimate. For risk management purposes, the Company focuses more on the 1-in-250 PML estimate for wind perils and the 1-in-500 PML for earthquake perils.

The PML estimates below include all significant exposure from our Non-life and Life business operations. This includes coverage for property, marine, energy, aviation, engineering, workers’ compensation and mortality. In addition, the PML estimates include the contractual limits of insurance-linked securities. The PML estimates do not include casualty coverage that could be exposed as a result of a catastrophic event. In addition, they do not include estimates for contingent losses to insureds that are not directly impacted by the event (e.g. loss of earnings due to disruption in supply lines).

The table below shows the Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at January 1, 2012 (in millions of U.S. dollars):

		Single Occurrence Estimated Net Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$1,210	—
U.S. Northeast	Hurricane	1,074	—
U.S. Gulf Coast	Hurricane	977	—
Caribbean	Hurricane	280	—
Europe	Windstorm	922	—
Japan	Typhoon	128	—
California	Earthquake	865	$1,086
British Columbia	Earthquake	363	542
Japan	Earthquake	802	851
Australia	Earthquake	478	627
New Zealand	Earthquake	347	385

The Company estimates that the incremental loss at the 1-in-250 year return period from a U.S. hurricane impacting more than one of the three hurricane risk zones in the United States would be 20% higher than the PML of the largest zone impacted. In addition, there is the potential for a hurricane to impact the Caribbean peril zone and one or more U.S. hurricane peril zones.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at March 31, 2012 have not changed materially compared to December 31, 2011. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2011.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended March 31, 2012 and 2011, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net Non-life prior year favorable loss development:
North America	$62	$40
Global (Non-U.S.) P&C	28	32
Global (Non-U.S.) Specialty	55	35
Catastrophe	19	35

Total net Non-life prior year favorable loss development	$164	$142

The net Non-life prior year favorable loss development for the three months ended March 31, 2012 and 2011 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(26)	$(28)
Net prior year loss development due to all other factors(2)	190	170

Total net Non-life prior year favorable loss development	$164	$142

(1)	Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at March 31, 2012 for each Non-life sub-segment (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$1,010	$125	$2,157	$3,292	$(21)	$3,271
Global (Non-U.S.) P&C	1,436	11	1,224	2,671	(19)	2,652
Global (Non-U.S.) Specialty	2,109	58	1,763	3,930	(217)	3,713
Catastrophe	635	357	258	1,250	(78)	1,172

Total Non-life reserves	$5,190	$551	$5,402	$11,143	$(335)	$10,808

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at March 31, 2012. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company, and the range of actuarial estimates at March 31, 2012 were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,271	$3,434	$2,625
Global (Non-U.S.) P&C	2,652	2,790	2,317
Global (Non-U.S.) Specialty	3,713	3,935	3,226
Catastrophe	1,172	1,200	1,046

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,808 million of net Non-life loss reserves at March 31, 2012, net loss reserves for accident years 2005 and prior of $978 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business — Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Reserve Agreement.

Given the number and complex nature of the 2011 catastrophic events, a significant amount of judgment was used to estimate the range of potential losses from these events and there remains a considerable degree of uncertainty related to the range of possible ultimate liabilities. These risks and uncertainties include the ongoing cedant and industry revisions of various magnitudes for each of these events, the inability to access certain areas and zones affected by these events to reliably assess claims information, the continuing uncertainty regarding government regulations with respect to the standards of rebuilding in certain affected areas, the degree to which inflation impacts material required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for these events. In addition, there is additional complexity related to the earthquakes that occurred in New Zealand in September 2010, February and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) given multiple earthquakes have occurred in the same region in a relatively short time period, resulting in cedants revising their allocation of losses between various treaties, under which the Company may provide different amounts of coverage.

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and the February and June 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region. Further changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. While the Company’s estimates of the ultimate liabilities have not changed materially from December 31, 2011, the Company believes there remains a high degree of uncertainty related to its loss estimates related to the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2012.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to the 2011 catastrophic events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process. At March 31, 2012, as part of its periodic review process, the Company decided to maintain the additional gross reserves and did not record any changes to the amounts recorded given the uncertainties described above remain. Any changes to the amounts recorded are based on updated or new information and Management’s assessment of remaining uncertainty related to the specific factors regarding the 2011 catastrophic events. Changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods; or iii) an increase in additional gross reserves recorded.

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life segment, which predominantly includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, term assurance and critical illness (TCI) primarily written in the United Kingdom and Ireland, and guaranteed minimum death benefit (GMDB) business primarily written in Continental Europe.

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

The Company’s reserving practices begin with the categorization of the contracts written as short duration, long duration, or universal life business for U.S. GAAP reserving purposes. This categorization determines the Company’s reserving methodology. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional information on the reserving methodologies employed by the Company for its longevity and mortality lines.

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at March 31, 2012 (in millions of U.S. dollars):

Reserving lines	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life reserves recorded	Ceded reserves	Total net Life reserves recorded
Mortality	$194	$512	$460	$1,166	$(4)	$1,162
Longevity	1	94	447	542	(5)	537

Total policy benefits for life and annuity contracts	$195	$606	$907	$1,708	$(9)	$1,699

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At March 31, 2012, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

March 31, 2012
Fixed maturities	$492
Equities	19
Other invested assets (including certain derivatives)	89
Funds held - directly managed account	18

Total	$618

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 3 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For information on the Company’s use of derivative financial instruments, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months Ended March 31, 2012 and 2011

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and Item 1A of Part II of this report for a list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies, except the Japanese yen and Swiss franc, in the three months ended March 31, 2012 compared to the same period of 2011; and

•	the U.S. dollar ending exchange rate weakened against most currencies, except the Japanese yen, at March 31, 2012 compared to December 31, 2011.

Review of Net Income (Loss)

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

The components of net income (loss) for the three months ended March 31, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011
Underwriting result:
Non-life	$123	NM %	$(825)
Life	4	NM	(3)
Investment result:
Net investment income	147	(3)	152
Net realized and unrealized investment gains (losses)	193	NM	(112)
Interest in earnings of equity investments(1)	5	582	1
Corporate and Other:
Technical result(2)	1	NM	—
Other income (2)	1	(5)	1
Other operating expenses	(23)	(14)	(26)
Interest expense	(12)	(1)	(12)
Amortization of intangible assets(3)	(9)	1	(9)
Net foreign exchange (losses) gains	(3)	NM	—
Income tax (expense) benefit	(67)	NM	26

Net income (loss)	$360	NM	$(807)

NM: not meaningful

(1)	Interest in earnings of equity investments represents the Company’s aggregate share of earnings related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

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

The underwriting result for the Non-life segment increased by $948 million, from a loss of $825 million in the three months ended March 31, 2011 to a gain of $123 million in the same period of 2012. The increase was attributable to:

•

the absence of large catastrophic losses in the three months ended March 31, 2012 compared to losses of $1,018 million, net of retrocession, reinstatement premiums and profit commissions, related to the 2011 catastrophic events; and

•

an increase in net favorable loss development on prior accident years of $22 million, from $142 million in the three months ended March 31, 2011 to $164 million in the same period of 2012. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; partially offset by

•

a decrease of approximately $92 million resulting from lower net premiums earned, a change in the mix of business towards lines of business with higher attritional technical ratios, as well as the impact of lower pricing in certain lines of business.

The underwriting result for the Life segment, which does not include allocated investment income, improved by $7 million, from a loss of $3 million in the three months ended March 31, 2011 to a gain of $4 million in the same period of 2012. The improvement in the Life underwriting result was primarily due to an increase in net favorable prior year loss development from net favorable development of $4 million in the three months ended March 31, 2011 to $11 million in the three months ended March 31, 2012. See Results by Segment below.

Net investment income decreased by $5 million, from $152 million in the three months ended March 31, 2011 to $147 million in the same period of 2012. The decrease in net investment income of 3% is primarily attributable to a decrease in net investment income from fixed maturities and funds held primarily due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains increased by $305 million, from a loss of $112 million in the three months ended March 31, 2011 to a gain of $193 million in the same period of 2012. The net realized and unrealized investment gains of $193 million in the three months ended March 31, 2012 were primarily due to narrowing credit spreads and improvements in worldwide equity markets, which were partially offset by modest increases in U.S. risk-free interest rates. Net realized and unrealized investment gains of $193 million in the three months ended March 31, 2012 primarily consisted of net realized investment gains on equities, fixed maturities, short-term investments and other invested assets of $62 million and the change in net unrealized investment gains on equities, fixed maturities, short-term investments and other invested assets (mainly related to treasury note futures) of $119 million. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.

Other operating expenses included in Corporate and Other decreased by $3 million, from $26 million in the three months ended March 31, 2011 to $23 million in the same period of 2012. The decrease was primarily due to lower personnel costs in the three months ended March 31, 2012.

Interest expense in the three months ended March 31, 2011 was comparable to the same period of 2012.

Net foreign exchange losses increased by $3 million, from breakeven in the three months ended March 31, 2011 to a loss of $3 million in the same period of 2012. The increase in net foreign exchange losses during the three months ended March 31, 2012 resulted primarily from losses arising from the timing of the hedging activities, which was partially offset by gains resulting from the difference in forward points embedded in the Company’s hedges, which reflect the interest rate differential between currencies bought and sold against the U.S. dollar. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $93 million, from a benefit of $26 million in the three months ended March 31, 2011 to an expense of $67 million in the same period of 2012. The increase in the income tax expense was primarily due to the Company’s taxable jurisdictions generating a higher pre-tax income in the three months ended March 31, 2012 compared to the same period of 2011. See Corporate and Other – Income Taxes below for more details.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 22 to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K/A for the year ended December 31, 2011 and in Note 8 to Consolidated Financial Statements included in Item 1 of Part I of this report.

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty Non-life sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months ended March 31, 2012 compared to the same period in 2011 and this should be considered when making period to period comparisons.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist primarily of agriculture, property and motor business and represented 35% and 39% of net premiums written in this sub-segment in the three months ended March 31, 2012 and 2011, respectively. Casualty is considered to be long-tail and represented 47% and 45% of net premiums written in the three months ended March 31, 2012 and 2011, respectively, while credit/surety and multiline are considered to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011

Gross premiums written	$341	1%	$338
Net premiums written	341	1	338
Net premiums earned	$238	(9)	$259
Losses and loss expenses	(133)	(24)	(174)
Acquisition costs	(66)	(2)	(66)

Technical result(1)	$39	106	$19
Loss ratio(2)	55.9%		67.0%
Acquisition ratio(3)	27.5		25.6

Technical ratio(4)	83.4%		92.6%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 23% of total net premiums written in the three months ended March 31, 2012 and 2011.

Gross and net premiums written increased by 1% and net premiums earned decreased by 9% in the three months ended March 31, 2012 compared to the same period of 2011. The increases in gross and net premiums written were primarily attributable to the casualty and property lines of business. The increase in the casualty line was mainly driven by higher upward premium adjustments, while the property line benefitted from new business written and increased treaty participations. These increases in gross and net premiums written were partially offset by decreases in the agriculture line, driven by downward premium adjustments related to favorable loss experience on the 2011 crop year, and in the motor line as a result of cancellations and non-renewals. Net premiums earned decreased in the three months ended March 31, 2012 compared to the same period of 2011 due to the downward premium adjustments in the agriculture line and the earning of the reduced level of premiums written in the prior periods, primarily in the property line as a result of cancellations and non-renewals during 2011. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets soft, and price increases generally in loss affected markets only, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $62 million, or 26.0 points on the loss ratio; and

•	a decrease in the book of business and exposure and declines in pricing.

The net favorable loss development of $62 million included net favorable development for prior accident years in most lines of business, predominantly in the casualty and agriculture lines, while the multiline line of business experienced modest adverse loss development for prior accident years. Loss information provided by cedants in the three months ended March 31, 2012 for prior accident years was lower than the Company expected (higher for multiline) and included no individually material losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for multiline) its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing (increasing for multiline) prior year loss estimates.

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

The decrease of $41 million in losses and loss expenses in the three months ended March 31, 2012 compared to the same period of 2011 included:

•	an increase of $22 million in net favorable prior year loss development;

•	a decrease of $13 million in large catastrophic losses; and

•

a decrease of approximately $6 million in losses and loss expenses resulting from the decrease in the book of business and exposure, partially offset by lower pricing and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Acquisition costs remained constant in the three months ended March 31, 2012 compared to the same period of 2011 as a result of lower net premiums earned being offset by higher profit commission adjustments in the agriculture line of business. The higher profit commission adjustments in the agriculture line also increased the acquisition ratio in the three months ended March 31, 2012 compared to the same period of 2011.

Technical result and technical ratio

The increase of $20 million in the technical result and the corresponding decrease in the technical ratio in the three months ended March 31, 2012 compared to the same period of 2011 was primarily attributable to an increase of $22 million in net favorable prior year loss development and a decrease of $13 million in large catastrophic losses and normal fluctuations in profitability between periods, which were partially offset by the downward premium adjustments and higher profit commissions in the agriculture line of business and lower pricing.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 80% and 79% of net premiums written in the three months ended March 31, 2012 and 2011, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011

Gross premiums written	$347	9%	$318
Net premiums written	346	9	317
Net premiums earned	$159	(12)	$181
Losses and loss expenses	(98)	(34)	(150)
Acquisition costs	(38)	(4)	(40)

Technical result	$23	NM	$(9)
Loss ratio	61.6%		82.8%
Acquisition ratio	23.9		22.1

Technical ratio	85.5%		104.9%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 23% and 22% of total net premiums written in the three months ended March 31, 2012 and 2011, respectively.

Gross and net premiums written increased by 9% and net premiums earned decreased by 12% in the three months ended March 31, 2012 compared to the same period of 2011. The increases in gross and net premiums written resulted primarily from new business written and increased share participations in the motor line of business, which were partially offset by reductions due to lower pricing in certain competitive markets and the effects of the Company’s decisions to reduce certain business in order to reposition its portfolio. Given a significant percentage of business in this sub-segment is written on a proportional basis, the effects of these reductions in premiums written are reflected over time. Net premiums earned decreased in the three months ended March 31, 2012 compared to the same period of 2011 due to the earning of the reduced level of premiums written in the prior periods, with the new business written in 2012 yet to be fully reflected in net premiums earned.

Notwithstanding the continued soft market conditions, with terms and conditions stable to declining and price increases only observed in loss affected markets, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $28 million, or 17.4 points on the loss ratio; and

•	a decrease in the book of business and exposure and modestly lower pricing in certain lines of business.

The net favorable loss development of $28 million included net favorable development for prior accident years in all lines of business. Loss information provided by cedants in the three months ended March 31, 2012 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

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

The decrease of $52 million in losses and loss expenses in the three months ended March 31, 2012 compared to the same period of 2011 included:

•	a decrease of $46 million in large catastrophic losses; and

•

a decrease of approximately $10 million in losses and loss expenses resulting from a decrease in the book of business and exposure, partially reduced by modestly lower pricing and normal fluctuations in profitability between periods; which was partially offset by

•	a decrease of $4 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Acquisition costs decreased modestly in the three months ended March 31, 2012 compared to the same period of 2011 primarily as a result of lower net premiums earned, which was partially offset by higher profit commission adjustments reported by cedants in the casualty line. The higher profit commissions in the casualty line also increased the acquisition ratio in the three months ended March 31, 2012 compared to the same period of 2011.

Technical result and technical ratio

The increase of $32 million in the technical result and the corresponding decrease in the technical ratio in the three months ended March 31, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $46 million in large catastrophic losses and was partially offset by a decrease of $4 million in net favorable prior year loss development, modestly lower pricing and normal fluctuations in profitability in premiums earned between periods.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 20% and 16% of net premiums written in the three months ended March 31, 2012 and 2011, respectively. Aviation/space, credit/surety, engineering and marine are considered to have a medium-tail and represented 66% and 64%, respectively, of net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment in the three months ended March 31, 2012 and 2011.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011

Gross premiums written	$417	11%	$375
Net premiums written	353	12	315
Net premiums earned	$308	(3)	$317
Losses and loss expenses	(194)	(12)	(221)
Acquisition costs	(70)	(13)	(80)

Technical result	$44	177	$16
Loss ratio	63.2%		69.7%
Acquisition ratio	22.6		25.3

Technical ratio	85.8%		95.0%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 24% and 21% of total net premiums written in the three months ended March 31, 2012 and 2011, respectively.

Gross and net premiums written increased by 11% and 12%, respectively, and net premiums earned decreased by 3% in the three months ended March 31, 2012 compared to the same period of 2011. The increase in gross and net premiums written resulted primarily from new business written in the specialty property and aviation lines of business and lower downward premium adjustments in the marine line of business in the three months ended March 31, 2012. These increases were partially offset by reductions due to modestly lower pricing in certain competitive lines of business and the effects of the Company’s decisions in prior periods to cancel or non-renew business in order to reposition the portfolio, which are recognized in written premium over time given a significant percentage of the business in this sub-segment is written on a proportional basis. Net premiums earned decreased in the three months ended March 31, 2012 compared to the same period of 2011 due to the earning of the reduced level of premiums written in the prior periods, partially offset by the new business written in 2012 which is yet to be fully reflected in net premiums earned. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets stable and terms in loss affected lines strengthening, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $55 million, or 18.0 points on the loss ratio; and

•	lower pricing in certain lines of business and a change in the mix of business.

The net favorable loss development of $55 million included net favorable loss development for prior accident years in all lines of business. Loss information provided by cedants in the three months ended March 31, 2012 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios, which had the net effect of decreasing prior year loss estimates.

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

The decrease of $27 million in losses and loss expenses in the three months ended March 31, 2012 compared to the same period of 2011 included:

•	a decrease of $32 million related to large catastrophic losses; and

•	an increase of $20 million in net favorable prior year loss development; partially offset by

•	an increase of approximately $25 million in losses and loss expenses resulting from lower pricing in certain lines of business and a change in the mix of business.

Acquisition costs and acquisition ratio

Acquisition costs and the acquisition ratio decreased in the three months ended March 31, 2012 compared to the same period of 2011 primarily due to lower profit commission adjustments reported by cedants in the credit/surety line of business and a lower level of proportional business in the marine line of business.

Technical result and technical ratio

The increase of $28 million in the technical result and the corresponding decrease in the technical ratio in the three months ended March 31, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $32 million related to large catastrophic losses, an increase of $20 million in net favorable prior year loss development and lower acquisition costs, partially offset by lower pricing in certain lines of business and a change in the mix of business.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter is not necessarily predictive of future profitability. The results for the three months ended March 31, 2012 and 2011 demonstrate this volatility. The three months ended March 31, 2012 contained no significant catastrophic losses while the results for the three months ended March 31, 2011 included a significantly higher level of catastrophe losses resulting from the Japan Earthquake, New Zealand Earthquake and Australian Floods. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011

Gross premiums written	$242	(24)%	$317
Net premiums written	215	(26)	292
Net premiums earned	$90	(27)	$124
Losses and loss expenses	(2)	(100)	(918)
Acquisition costs	(9)	NM	8

Technical result	$79	NM	$(786)
Loss ratio	2.1%		743.0%
Acquisition ratio	10.5		(6.7)

Technical ratio	12.6%		736.3%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 15% and 20% of total net premiums written in the three months ended March 31, 2012 and 2011, respectively.

Gross and net premiums written and net premiums earned decreased by 24%, 26%, 27%, respectively, in the three months ended March 31, 2012 compared to the same period of 2011. The decreases in gross and net premiums written and net premiums earned were primarily due to the Company’s decision taken at the January 1, 2012 renewals to reduce certain business by cancelling and decreasing certain treaty participations in order to continue repositioning its portfolio. These decreases were partially offset by new business written in the three months ended March 31, 2012.

Losses and loss expenses and loss ratio

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $19 million, or 20.9 points on the loss ratio;

•	a modestly higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $19 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended March 31, 2012 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended March 31, 2011 reflected:

•

large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake, Australian Floods and an aggregate contract covering losses in Australia and New Zealand of $944 million, or 763.4 points on the loss ratio;

•	net favorable loss development on prior accident years of $35 million, or 28.4 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The decrease of $916 million in losses and loss expenses in the three months ended March 31, 2012 compared to the same period of 2011 included:

•	a decrease of $944 million in large catastrophic losses; partially offset by

•	a decrease of $16 million in net favorable prior year loss development; and

•	an increase of approximately $12 million in losses and loss expenses resulting from a modestly higher level of mid-sized loss activity.

Acquisition costs and acquisition ratio

Acquisition costs and the acquisition ratio increased in the three months ended March 31, 2012 compared to the same period of 2011 primarily due to lower profit commissions in the three months ended March 31, 2011 as a result of the large catastrophic losses. The increase in acquisition costs was partially offset by a decrease in net premiums earned.

Technical result and technical ratio

The increase of $865 million in the technical result and the corresponding decrease in the technical ratio in the three months ended March 31, 2012 compared to the same period of 2011 was primarily due to a decrease of $927 million, net of retrocession, reinstatement premiums and profit commissions, in large catastrophic losses and losses related to an aggregate contract. These decreases in the technical result were partially offset by the decrease in the book of business and exposure, a decrease of $16 million in net favorable prior year loss development and a modestly higher level of mid-sized loss activity.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011

Gross premiums written	$217	4%	$208
Net premiums written	215	4	206
Net premiums earned	$194	5	$184
Life policy benefits	(149)	3	(145)
Acquisition costs	(29)	(3)	(30)

Technical result	$16	68	$9
Other income	—	NM	—
Other operating expenses	(12)	4	(12)
Net investment income	17	8	15

Allocated underwriting result(1)	$21	72	$12

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 15% and 14% of total net premiums written in the three months ended March 31, 2012 and 2011, respectively.

Gross and net premiums written and net premiums earned increased by 4%, 4% and 5%, respectively, in the three months ended March 31, 2012 compared to the same period of 2011. The increase in gross and net premiums written and net premiums earned was primarily due to new business written during the fourth quarter of 2011 in the longevity line, which was partially offset by the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 2% due to the impact of the stronger U.S. dollar in the three months ended March 31, 2012 compared to the same period of 2011.

Allocated underwriting result

The allocated underwriting result increased by $9 million, from $12 million in the three months ended March 31, 2011 to $21 million in the same period of 2012 and was primarily due to an increase of $7 million in net favorable prior year loss development.

The increase in the net favorable prior year loss development of $7 million reflected $11 million of net favorable prior year loss development in the three months ended March 31, 2012 compared to $4 million of net favorable prior year loss development in the same period of 2011. The net favorable prior year loss development of $11 million in the three months ended March 31, 2012 was primarily due to the GMDB business, where the payout is linked to the performance of underlying capital market assets, and was primarily driven by an improvement in the capital markets. The net favorable prior year loss development of $4 million in the three months ended March 31, 2011 was primarily due to the GMDB business and was partially offset by adverse development on certain short-term treaties and a credit life treaty following the receipt of updated cedant information.

Net investment income increased by $2 million, from $15 million in the three months ended March 31, 2011 to $17 million in the same period of 2012 primarily due to higher investment income reported by cedants on certain funds held contracts.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2012 and 2011 was as follows:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Non-life
Property and casualty
Casualty	13%	12%
Property	19	18
Motor	8	7
Multiline and other	3	2
Specialty
Agriculture	3	4
Aviation / Space	4	3
Catastrophe	15	20
Credit / Surety	6	6
Energy	1	2
Engineering	3	3
Marine	5	4
Specialty casualty	3	4
Specialty property	2	1
Life	15	14

Total	100%	100%

The changes in the distribution of net premiums written by line of business between the three months ended March 31, 2012 and the same period of 2011 reflected the Company’s response to existing market conditions and specifically reflected the reduction of business written in the Company’s Catastrophe sub-segment at the January 1, 2012 renewals, as described above. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

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

The distribution of gross premiums written by reinsurance type for the three months ended March 31, 2012 and 2011 was as follows:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Non-life segment
Proportional	41%	39%
Non-proportional	41	43
Facultative	4	5
Life segment(1)	14	13

Total	100%	100%

(1)	Substantially all of the Life segment’s gross premiums written for the periods presented are proportional.

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between the three months ended March 31, 2012 and the same period of 2011 primarily reflect a shift from non-proportional business to proportional business in the Non-life segment, which was driven by a reduction in the business written in the Company’s Catastrophe sub-segment, as described above.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Europe	48%	43%
North America	33	36
Latin America, Caribbean and Africa	10	10
Asia, Australia and New Zealand	9	11

Total	100%	100%

The increase in the distribution of gross premiums written in Europe during the three months ended March 31, 2012 compared to the same period of 2011 was primarily driven by the increases in the gross premiums written by the Global (Non-U.S.) Specialty and Global (Non-U.S.) P&C sub-segments and the Life segment, as described above in the segment results, which were relatively higher than the increase in gross premiums written in the North America sub-segment.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2012 and 2011 was as follows:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Broker	72%	72%
Direct	28	28

Total	100%	100%

The distribution of gross premiums written by production source was comparable between the three months ended March 31, 2012 and 2011.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months ended March 31, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011
Fixed maturities	$133	(2)%	$136
Short-term investments, cash and cash equivalents	1	(52)	1
Equities	4	(16)	4
Funds held and other	11	(16)	13
Funds held – directly managed	8	5	8
Investment expenses	(10)	(6)	(10)

Net investment income	$147	(3)	$152

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Net investment income decreased in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a decrease in net investment income from fixed maturities and funds held and other primarily due to lower reinvestment rates, which was partially offset by the impact of the reinvestment of cash flows from operations.

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

As discussed in Overview above, credit spreads narrowed and equity markets improved, while U.S. risk-free interest rates increased modestly during the three months ended March 31, 2012. During the three months ended March 31, 2011, European and U.S. risk-free interest rates increased, while equity markets rose, credit spreads narrowed and the Company incurred losses on certain insurance-linked securities impacted by the Japan Earthquake. The impact of these factors on the Company’s investment portfolio and the related level of realized and unrealized gains and losses on investments in the three months ended March 31, 2012 compared to the same period of 2011 is discussed below.

The components of net realized and unrealized investment gains (losses) for the three months ended March 31, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net realized investment gains on fixed maturities and short-term investments	$17	$7
Net realized investment gains on equities	41	37
Net realized investment gains on other invested assets	4	12
Change in net unrealized investment gains (losses) on other invested assets	20	(37)
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	48	(140)
Change in net unrealized investment gains on equities	51	16
Net other realized and unrealized investment gains	5	—
Net realized and unrealized investment gains (losses) on funds held – directly managed	7	(7)

Net realized and unrealized investment gains (losses)	$193	$(112)

Net realized and unrealized investment gains increased by $305 million, from a loss of $112 million in the three months ended March 31, 2011 to a gain of $193 million in the same period of 2012. The net realized and unrealized investment gains of $193 million in the three months ended March 31, 2012 were primarily due to narrowing credit spreads and improvements in worldwide equity markets, which were partially offset by modest increases in U.S. risk-free interest rates. Net realized and unrealized investment gains of $193 million in the three months ended March 31, 2012 primarily consisted of net realized investment gains on equities, fixed maturities, short-term investments and other invested assets of $62 million and the change in net unrealized investment gains on equities, fixed maturities, short-term investments and other invested assets (mainly related to treasury note futures) of $119 million.

Net realized and the change in net unrealized investment gains on other invested assets were a combined gain of $24 million in the three months ended March 31, 2012 and primarily related to unrealized gains on treasury note futures and net unrealized gains on certain non-publicly traded investments. Net realized investment gains and the change in net unrealized investment losses on other invested assets were a combined loss of $25 million in the three months ended March 31, 2011 and primarily related to unrealized losses on treasury note futures and a realized loss on insurance-linked derivative securities impacted by the Japan Earthquake, which were partially offset by realized gains on treasury note futures.

Net realized and unrealized investment gains on funds held – directly managed of $7 million in the three months ended March 31, 2012 primarily related to the change in net unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were due to modest decreases in European risk-free interest rates. Net realized and unrealized investment losses on funds held – directly managed of $7 million in the three months ended March 31, 2011 primarily related to the change in net unrealized investment losses on fixed maturities and short-term investments, due to rising European and U.S. risk-free interest rates.

Other Operating Expenses

The Company’s total other operating expenses for the three months ended March 31, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2012	% Change	For the three months ended March 31, 2011
Other operating expenses	$98	(6)%	$104

Other operating expenses represent 9.9%, and 9.8% of net premiums earned (both Non-life and Life) for the three months ended March 31, 2012 and 2011, respectively. Other operating expenses included in Corporate and Other were $23 million and $26 million, of which $20 million and $21 million are related to corporate activities for the three months ended March 31, 2012 and 2011, respectively.

Other operating expenses decreased by 6% in the three months ended March 31, 2012 compared to the same period of 2011 primarily due to lower personnel costs.

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

The Company’s income tax expense (benefit) and effective income tax rate for the three months ended March 31, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Income tax expense (benefit)	$67	$(26)
Effective income tax rate	15.7%	3.2%

Income tax expense and the effective income tax rate during the three months ended March 31, 2012 were $67 million and 15.7%, respectively. Income tax expense and the effective income tax rate during the three months ended March 31, 2012 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophe losses and net realized and unrealized investment gains. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and net realized and unrealized investment gains.

Income tax benefit and the effective income tax rate during the three months ended March 31, 2011 were $26 million and 3.2%, respectively. Income tax benefit and the effective income tax rate during the three months ended March 31, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, the income tax benefit and the effective income tax rate included a significant portion of the Company’s pre-tax net loss recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates with no associated tax benefit, which were driven by the large catastrophic losses described in the Review of Net Income (Loss) above. The Company’s taxable jurisdictions recorded a modest pre-tax net loss, due to comparatively lower levels of catastrophe losses, and a tax benefit which was driven by realized and unrealized investment losses.

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

Investments

Investment philosophy

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. For additional information on the Company’s capital and liability funds, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

At March 31, 2012, the liability funds totaled $11.1 billion (including funds held – directly managed), or 60% of the Company’s total invested assets, compared to $11.2 billion at December 31, 2011. The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The decrease in the liability funds at March 31, 2012 compared to December 31, 2011 reflects a decrease in unpaid losses and loss expenses which was primarily driven by loss payments related to the 2011 catastrophic events.

At March 31, 2012, the capital funds totaled $7.3 billion, or 40% of Company’s total invested assets, and were generally comprised of cash and cash equivalents, accrued investment income, investment grade and below investment grade fixed income securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. At March 31, 2012, approximately 51% of the capital funds were invested in investment grade fixed income securities.

Overview

Total investments and cash were $17.0 billion at March 31, 2012 compared to $16.6 billion at December 31, 2011. The major factors influencing the increase in the three months ended March 31, 2012 were:

•

net realized and unrealized gains related to the investment portfolio of $186 million primarily resulting from an increase in the equity portfolio of $92 million, the fixed maturity and short-term investment portfolios of $65 million (reflecting narrowing credit spreads, which were partially offset by increases in U.S. risk-free interest rates) and other invested assets of $24 million (primarily driven by realized gains on treasury note futures - see discussion related to duration below);

•

various factors, the primary one being the effect of a weaker U.S. dollar at March 31, 2012 relative to most major currencies, resulting in the conversion of non-U.S. dollar invested assets into U.S. dollars at higher exchange rates, amounting to approximately $126 million; and

•	net cash provided by operating activities of $79 million; partially offset by

•	dividend payments on common and preferred shares totaling $56 million.

Trading securities

The market value of fixed maturities, short-term investments and equities classified as trading securities (excluding funds held – directly managed) was $15.4 billion at March 31, 2012 compared to $14.9 billion at December 31, 2011. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations. In addition, the market value of the Company’s other invested assets was $361 million at March 31, 2012 compared to $358 million at December 31, 2011. The Company’s other invested assets and the investments underlying the funds held – directly managed account are discussed separately below.

At March 31, 2012, approximately 93% of the Company’s fixed income and short-term investments, which includes fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 94% were publicly traded. The average credit quality of the Company’s fixed income and short-term investments at March 31, 2012 was AA, comparable to the position at December 31, 2011. The average credit quality at March 31, 2012 reflects the impact of Standard & Poor’s decision in January 2012 to downgrade nine European sovereign governments (the Eurozone downgrade). While other ratings agencies did not take a similar rating action, it is the Company’s policy to use Standard & Poor’s ratings, when available, to rate its investments. See Ratings Distribution below.

The average duration of the Company’s investment portfolio was 2.9 years at March 31, 2012 and December 31, 2011. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the duration of the investment portfolio from 3.6 years to 2.9 years at March 31, 2012, and reflects the Company’s decision to hedge against potential rises in risk-free interest rates.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents decreased to 2.3% at March 31, 2012, compared to 2.4% at December 31, 2011 primarily due to narrowing credit spreads.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 2.0% and 0.4% for the three months ended March 31, 2012 and 2011, respectively. The higher total accounting return in the three months ended March 31, 2012 was mainly due to narrowing credit spreads and improvements in equity markets compared to rising U.S. and European risk-free interest rates in the same period of 2011.

The cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturities, short-term investments and equities classified as trading at March 31, 2012 were as follows (in millions of U.S. dollars):

March 31, 2012	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,069	$22	$(2)	$1,089
U.S. states, territories and municipalities	124	6	—	130
Non-U.S. sovereign government, supranational and government related	2,913	158	(1)	3,070
Corporate	5,723	354	(10)	6,067
Asset-backed securities	631	12	(4)	639
Residential mortgage-backed securities	3,279	98	(34)	3,343
Other mortgage-backed securities	72	3	(1)	74

Total fixed maturities	13,811	653	(52)	14,412
Short-term investments	39	—	—	39
Equities	865	95	(17)	943

Total	$14,715	$748	$(69)	$15,394

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The fair value of the Company’s fixed maturities increased by $0.5 billion from $13.9 billion at December 31, 2011 to $14.4 billion at March 31, 2012, primarily reflecting an increase in the market value of the fixed maturity portfolio related to narrowing credit spreads and the favorable impact of a weaker U.S. dollar, which were partially offset by modest increases in U.S. risk-free interest rates.

The U.S. government and government sponsored enterprises category includes U.S. treasuries and U.S. government agency securities which accounted for 98% and 2%, respectively, of this category at March 31, 2012. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. At March 31, 2012, 51% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AA+ corporate issues. The remaining 49% of U.S. government agency securities at March 31, 2012 were rated AA.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties. At March 31, 2012, 11% of securities in this category were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 89% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. At March 31, 2012, 54%, 43% and 3% of this category was rated AAA, AA and A, respectively. Non-U.S. sovereign government obligations comprised 86% of this category, of which 61% were rated AAA. The largest three issuers (Germany, France and Canada) accounted for 79% of non-U.S. sovereign government obligations at March 31, 2012, with the next four largest issuers (Belgium, Singapore, Austria and the Netherlands) accounting for 19% of the remaining 21% of non-U.S. sovereign government obligations. At March 31, 2012, the remaining 14% of this category was comprised of investment grade Canadian government related obligations, non-U.S. government agency obligations (related to France, Canada and South Korea) and non-U.S. government supranational debt representing 10%, 3% and 1% of the total, respectively.

At March 31, 2012, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At March 31, 2012, the Company had investments of $1.9 billion in other EU sovereign governments, which were primarily comprised of $796 million, $699 million, $213 million, $88 million and $57 million of German, French, Belgian, Austrian and Dutch sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $16 million, less than 1% of the Company’s total EU sovereign government obligations. In addition to its EU sovereign government exposure, the Company also held $77 million of debt issued by French government agencies.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At March 31, 2012, 95% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 65% were rated A- or better. At March 31, 2012, the ten largest issuers accounted for 16% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash). At March 31, 2012, U.S. bonds comprised 62% of this category and no other country accounted for more than 8% of this category. The main exposures by economic sector were 22% in finance (10% were banks), 13% in consumer noncyclical and 10% in each of communications and utilities. Within the finance sector, 99% of corporate bonds were rated investment grade and 84% were rated A- or better at March 31, 2012.

At March 31, 2012, the Company’s corporate bond portfolio included $351 million of European government guaranteed corporate debt, comprised of $223 million, $64 million, $48 million, $10 million and $6 million corporate bonds guaranteed by the Dutch, German, Austrian, British and Danish governments, respectively. At March 31, 2012, the Company did not hold any government guaranteed corporate debt issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At March 31, 2012, the Company’s corporate bond portfolio (excluding government guaranteed corporate debt) includes $1.3 billion of corporate bonds issued by companies in the finance sector. Included within this were $142 million of corporate bonds issued by companies in the EU finance sector, which were primarily comprised of $67 million, $14 million, $13 million, $8 million and $7 million of British, Dutch, French, German and Swedish finance sector corporate bonds, respectively. Of the remaining EU finance sector corporate bonds, no single country accounts for more than 2% of the Company’s total finance sector corporate bond exposure. The remaining $33 million of EU finance sector corporate bonds were issued by companies in certain peripheral EU countries (Italy, Ireland, and Spain).

The asset-backed securities category includes U.S. asset-backed securities, which accounted for 77% at March 31, 2012. Of the U.S. asset-backed securities, 40% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 60% were not rated. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which accounted for 92% of this category at March 31, 2012. These securities generally have a low risk of default and 97% of the U.S. residential mortgage-backed securities are backed by U.S. government agencies, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at March 31, 2012, other than $22 million of investments in distressed asset vehicles (included in other invested assets). At March 31, 2012, the Company’s U.S. residential mortgage-backed securities included approximately $3 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. At March 31, 2012, the remaining 8% of this category was comprised of non-U.S. residential mortgage-backed securities, of which 77% were rated AAA with the remainder rated A- or higher by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities includes U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 68% and 32% of this category at March 31, 2012, respectively. Approximately 97% of this category was rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Short-term investments consisted of corporate bonds and obligations of U.S. and foreign governments. At March 31, 2012, corporates (consisting primarily of Dutch utility sector bonds, U.S. financial and consumer cyclical sector bonds and catastrophe bonds) comprised 48% of this category, with U.S. treasuries and non-U.S. sovereign government and government agency obligations accounting for the remaining 27% and 25%, respectively. Of the corporate bonds, 25% were rated investment grade. The U.S. treasuries held were rated AA+ and the non-U.S. sovereign government and government agency obligations, which were primarily related to Singapore, South Korea and France, were all rated A- or higher.

Publicly traded common stocks (including public exchange traded funds (ETFs)) comprised 71% of equities at March 31, 2012. The remaining 29% of this category consisted primarily of funds holding fixed income securities, of which 97% (or $256 million) was comprised of emerging markets funds. Of the publicly traded common stocks and ETFs, U.S. issuers represented 82% at March 31, 2012. At March 31, 2012, the ten largest common stocks accounted for 20% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 4% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At March 31, 2012, the largest publicly traded common stock exposures by economic sector were 17% in consumer noncyclical, 14% in finance, 12% in each of technology and energy, and 10% in insurance. At March 31, 2012, the Company did not have any exposure to equities issued by finance sector institutions based in the peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at March 31, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

March 31, 2012	Cost	Fair Value
One year or less	$591	$597
More than one year through five years	4,884	5,038
More than five years through ten years	3,684	3,954
More than ten years	709	806

Subtotal	9,868	10,395
Mortgage/asset-backed securities	3,982	4,056

Total	$13,850	$14,451

Ratings Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturities and short-term investments at March 31, 2012:

Rating Category	% of total
AAA	18%
AA	42
A	21
BBB	13
Below investment grade/Unrated	6

Total	100%

The decrease in the Company’s AAA rated securities, as a percentage of its total fixed income and short-term investments portfolio, from 25% at December 31, 2011 to 18% at March 31, 2012, and the corresponding increase in AA rated securities from 37% at December 31, 2011 to 42% at March 31, 2012, largely reflects the Eurozone downgrade discussed above. The overall average credit quality of the Company’s fixed income and short-term investments portfolio at March 31, 2012 and December 31, 2011 was AA.

Other Invested Assets

At March 31, 2012, the Company’s other invested assets totaled $361 million. The Company’s other invested assets consisted primarily of investments in asset-backed securities, non-publicly traded companies, notes receivable, loans receivable, private placement equity and bond investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at March 31, 2012, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At March 31, 2012, the Company’s principal finance activities included $152 million of investments classified as other invested assets, which were comprised primarily of asset-backed securities (including residuals), notes receivable (including annuities), loans receivable, private placement equity investments and total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments). At March 31, 2012, the carrying value of the Company’s investment in asset-backed securities, notes receivable, loans receivable and private placement equity investments was $84 million, $44 million, $21 million and $3 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was insignificant.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At March 31, 2012, the fair value of the Company’s assumed exposure in the form of total return swaps and interest rate swaps was insignificant. At March 31, 2012, the notional value of the Company’s assumed exposure in the form of total return swaps was $107 million.

At March 31, 2012, 63% of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income, 35% was related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade, and the remainder of the portfolio was distributed over a number of generally unrelated risks.

For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At March 31, 2012, the fair value of the Company’s assumed exposure in the form of credit default swaps was insignificant and the notional value was $13 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all highly rated financial institutions, rated A- or better by Standard & Poor’s at March 31, 2012. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was insignificant at March 31, 2012, and the notional value was comprised of $95 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At March 31, 2012, the combined fair values of the weather derivatives and the longevity total return swaps was a loss of $4 million, while their combined notional values were $161 million.

The Company has entered into certain indexed commodity futures contracts (which are accounted for as derivative financial instruments). The Company uses indexed commodity futures to hedge certain investments and to replicate the investment return on certain benchmarked commodities. The counterparties to the Company’s indexed commodity futures contracts are all highly rated financial institutions, rated A- or better by Standard & Poor’s at March 31, 2012. The Company uses quoted market prices to estimate the fair value of these contracts. The fair value and the notional value of the indexed commodity futures contracts was an unrealized loss of $2 million and $49 million, respectively, at March 31, 2012.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The Company also uses equity futures to replicate equity investment positions. At March 31, 2012, the combined fair value of the treasury note and equity futures was an unrealized gain of $17 million, while the notional values were a net short position of $2,477 million and insignificant, respectively.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. At March 31, 2012, the combined fair value of foreign exchange forward contracts and foreign currency option contracts was an unrealized gain of $7 million.

The Company utilizes to-be-announced mortgage-backed securities (TBAs) as part of its overall investment strategy and to enhance investment performance. TBAs represent commitments to purchase future issuances of U.S. government agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company’s policy is to maintain designated cash balances at least equal to the amount of outstanding TBA purchases. At March 31, 2012, the fair value of TBAs was insignificant and the notional value was $133 million.

At March 31, 2012, the Company’s strategic investments of $203 million (of which $182 million were included in Other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments and other specialty asset classes, including the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments–Trading Securities.

At March 31, 2012, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $6 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include British, French, and German finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).

The Company also had $10 million of other invested assets at March 31, 2012.

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The composition of the investments underlying the funds held – directly managed account at March 31, 2012 is discussed below.

At March 31, 2012, approximately 98% of the fixed income and short-term investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of the fixed income and short-term investments underlying the funds held – directly managed account was AA at March 31, 2012 and December 31, 2011. The average credit quality reflects the impact of the Eurozone downgrade, as described above.

The average duration of the investments underlying the funds held – directly managed account was 3.0 years at March 31, 2012, compared to 2.7 years at December 31, 2011. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account decreased to 1.4% at March 31, 2012 from 1.7% at December 31, 2011 primarily due to decreases in European risk-free rates.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments underlying the funds held – directly managed account at March 31, 2012 were as follows (in millions of U.S. dollars):

March 31, 2012	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$364	$12	$(1)	$375
Non-U.S. sovereign government, supranational and government related	276	14	—	290
Corporate	442	18	—	460

Total fixed maturities	1,082	44	(1)	1,125
Short-term investments	2	—	—	2
Other invested assets	27	—	(9)	18

Total	$1,111	$44	$(10)	$1,145

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

The increase in the fair value of the investments underlying the funds held – directly managed account of $87 million, from $1,058 million at December 31, 2011 to $1,145 million at March 31, 2012, was predominantly related to the U.S. government and government sponsored enterprises category and primarily reflects the reallocation of a portion of the cash and cash equivalents underlying the funds held – directly managed account to the investment portfolio.

In addition to the investments in the above table at March 31, 2012, the funds held – directly managed account included other assets and liabilities of $58 million, cash and cash equivalents of $47 million and accrued investment income of $14 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

The U.S. government and government sponsored enterprises category underlying the funds held – directly managed account is comprised of U.S. treasuries and U.S. government agency securities which accounted for 58% and 42% of this category at March 31, 2012, respectively. With the exception of investments totaling $118 million in U.S. government agency securities, which were rated AA, the remaining U.S. government agency securities and all of the U.S. treasuries, although not specifically rated, are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

Non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Canadian government related obligations comprised 51% of this category, with investment grade non-U.S. government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 19%, 18% and 12%, respectively. Within the non-U.S. government agency obligations category, 99% related to France, Canada and Austria, and within the non-U.S. sovereign government obligations category, 92% related to France, Austria, Belgium and Germany. At March 31, 2012, 30%, 52% and 18% of this category were rated AAA, AA and A, respectively, by Standard & Poor’s (or estimated equivalent).

At March 31, 2012, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At March 31, 2012, the investments underlying the funds held – directly managed account included $51 million of investments in other EU sovereign governments, which were primarily comprised of $22 million, $11 million, $8 million and $7 million of French, Austrian, Belgian and German sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $2 million, or 4% of the total EU sovereign government obligations underlying the funds held – directly managed account. In addition to its EU sovereign government obligations, the Company also held $36 million of debt issued by French and Austrian government agencies.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At March 31, 2012, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 88% were rated A- or better. At March 31, 2012, the ten largest issuers accounted for 24% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At March 31, 2012, U.S. and French bonds comprised 38% and 18%, respectively, of this category and no other country accounted for more than 10% of this category. The main exposures of this category by economic sector were 46% in finance (27% were banks), 15% in consumer noncyclical and 11% in energy. At March 31, 2012, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 93% were rated A- or better.

At March 31, 2012, corporate bonds underlying the funds held – directly managed account included $17 million of European corporate debt guaranteed by the German, British, and Swedish governments. At March 31, 2012, the corporate bond portfolio underlying the funds held – directly managed account did not have any exposure to government guaranteed debt issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At March 31, 2012, corporate bonds underlying the funds held – directly managed account (excluding government guaranteed corporate debt) included $119 million of corporate bonds issued by companies in the EU finance sector, including $54 million, $20 million and $16 million of French, Dutch and British finance sector corporate bonds, respectively. Of the remaining EU finance sector corporate bonds, no single country accounted for more than $9 million, or 4% of total finance sector corporate bonds underlying the funds held – directly managed account. At March 31, 2012, corporate bonds underlying the funds held – directly managed account included less than $24 million in total of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Short-term investments underlying the funds held – directly managed account, are comprised of Canadian government obligations which were rated AAA by Standard & Poor’s (or estimated equivalent) at March 31, 2012.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

March 31, 2012	Cost	Fair Value
One year or less	$191	$192
More than one year through five years	681	705
More than five years through ten years	186	203
More than ten years	26	27

Total	$1,084	$1,127

Ratings Distribution

The following table provides a breakdown of the credit quality of fixed maturities and short-term investments underlying the funds held – directly managed account March 31, 2012:

Rating Category	% of total
AAA	15%
AA	59
A	21
BBB	5

Total	100%

The decrease in AAA rated fixed maturities and short-term investments underlying the funds held – directly managed account, from 22% at December 31, 2011 to 15% at March 31, 2012, and the corresponding increase in AA rated securities from 50% at December 31, 2011 to 59% at March 31, 2012, largely reflects the Eurozone downgrade described above. The overall average credit quality of the fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2012 and December 31, 2011 was AA.

European Exposures

For a discussion of the Company’s management of the recent uncertainties related to European sovereign debt exposures, the uncertainties surrounding Europe in general and the Company’s responses to them, see Financial Condition, Liquidity and Capital Resources—Investments—European exposures in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the three months ended March 31, 2012.

The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item IA of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for further discussion of the Company’s exposure to the European sovereign debt crisis.

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at March 31, 2012 have not changed significantly since December 31, 2011. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2012.

At March 31, 2012 and December 31, 2011, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $11,143 million and $11,273 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,808 million and $10,920 million, respectively.

The net Non-life reserves for unpaid losses and loss expenses at March 31, 2012 and December 31, 2011 include $978 million and $1,012 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 9 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2012 (in millions of U.S. dollars):

For the three months ended March 31, 2012
Net liability at December 31, 2011	$10,920
Net incurred losses related to:
Current year	591
Prior years	(164)

427
Change in Paris Re Reserve Agreement	(35)
Net paid losses	(648)
Effects of foreign exchange rate changes	144

Net liability at March 31, 2012	$10,808

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,920 million at December 31, 2011 to $10,808 million at March 31, 2012 primarily reflects the payment of losses related to the 2011 catastrophic events during the three months ended March 31, 2012, and was partially offset by net losses incurred and the impact of foreign exchange.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the impact of foreign exchange on unpaid losses and loss expenses.

Policy Benefits for Life and Annuity Contracts

At March 31, 2012 and December 31, 2011, the Company recorded gross policy benefits for life and annuity contracts of $1,708 million and $1,646 million, respectively, and net policy benefits for life and annuity contracts of $1,699 million and $1,636 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the three months ended March 31, 2012 (in millions of U.S. dollars):

For the three months ended March 31, 2012
Net liability at December 31, 2011	$1,636
Net incurred losses related to:
Current year	160
Prior years	(11)

149
Net paid losses	(131)
Effects of foreign exchange rate changes	45

Net liability at March 31, 2012	$1,699

The increase in net policy benefits for life and annuity contracts of $63 million from December 31, 2011 to March 31, 2012 is primarily due to incurred losses and the impact of foreign exchange, which were partially offset by paid losses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 10 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s contractual obligations at March 31, 2012 have not changed materially compared to December 31, 2011.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.8 billion at March 31, 2012, a 5% increase compared to $6.5 billion at December 31, 2011. The major factors contributing to the increase in shareholders’ equity during the three months ended March 31, 2012 were:

•	net income of $360 million;

•

an increase of $17 million in the currency translation adjustment, resulting primarily from the translation of the financial statements of the Company’s foreign subsidiaries and branches into the U.S. dollar; partially offset by

•	dividends declared of $56 million related to both the Company’s common and preferred shares.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the three months ended March 31, 2012.

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

Management uses compound annual growth rate in Diluted Book Value per Share as a prime measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s stock price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share increased by 6% to $89.63 at March 31, 2012 from $84.82 at December 31, 2011, due to the same factors describing the increase in shareholders’ equity above.

The table below sets forth the capital structure of the Company at March 31, 2012 and December 31, 2011 (in millions of U.S. dollars):

	March 31, 2012		December 31, 2011
Capital Structure:
Senior notes(1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	894	12	894	12
Common shareholders’ equity	5,893	77	5,574	77

Total Capital	$7,600	100%	$7,281	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

The increase in total capital during the three months ended March 31, 2012 was related to the same factors describing the increase in shareholders’ equity above.

During the three months ended March 31, 2012, the Company repurchased, under its authorized share repurchase program, 0.2 million of its common shares at a total cost of $12 million, representing an average cost of $67.91 per share. At March 31, 2012, the Company had approximately 5.1 million common shares remaining under its current share repurchase authorization and approximately 19.6 million common shares were held in treasury and are available for reissuance.

Subsequently, during the period from April 1, 2012 to April 25, 2012, the Company repurchased 0.8 million common shares at a total cost of $56 million, representing an average cost of $67.20 per share. Following these repurchases, the Company had approximately 4.3 million common shares remaining under its current share repurchase authorization and approximately 20.5 million common shares are held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

There was no change in the Company’s indebtedness at March 31, 2012 compared to December 31, 2011 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2012. See Note 11 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s indebtedness.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.2 billion at March 31, 2012 compared to $1.3 billion at December 31, 2011.

Cash flows from operations for the three months ended March 31, 2012 decreased to $79 million from $486 million in the same period of 2011. The decrease in cash flows from operations reflects lower underwriting cash flows which were driven by loss payments related to the 2011 catastrophic events. In addition, cash flows from operations during the three months ended March 31, 2011 benefitted from cash received related to the release of assets from the Funds Held – Directly Managed account to Partner Reinsurance Europe plc pursuant to an endorsement to a quota share reinsurance agreement with Colisée Re in the three months ended March 31, 2011.

Net cash used in investing activities was $168 million in the three months ended March 31, 2012 compared to $320 million during the same period of 2011. The net cash used in investing activities in the three months ended March 31, 2012 reflects the investment of net cash provided by operations.

Net cash used in financing activities was $50 million in the three months ended March 31, 2012 compared to $286 million in the same period of 2011. Net cash used in financing activities in the three months ended March 31, 2012 was primarily related to dividend payments on common and preferred shares, while the same period in 2011 included share repurchases as well as dividend payments.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $17.0 billion at March 31, 2012, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.9 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its claims paying obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. The Company’s financial strength ratings have not changed since December 31, 2011, except that A.M. Best reaffirmed the Company’s A+ rating, removed the Company’s financial strength rating from under review with negative implications and assigned a negative outlook to the A+ rating. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes.

On March 20, 2012, the Company modified its existing three-year syndicated unsecured credit facility to reduce the available facility from $750 million to $500 million. All other terms, and the access to a revolving line of credit, remained unchanged.

Other than the modification discussed above, the Company’s credit facilities at March 31, 2012 have not changed significantly since December 31, 2011. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements have not changed significantly at March 31, 2012 compared to December 31, 2011. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Currency

See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the three months ended March 31, 2012 and 2011.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased by $17 million during the three months ended March 31, 2012 primarily due to the Company’s net asset exposure to the Canadian dollar.

The following table provides a reconciliation of the currency translation adjustment for the three months ended March 31, 2012 (in millions of U.S. dollars):

For the three months ended March 31, 2012
Currency translation adjustment at December 31, 2011	$4
Change in currency translation adjustment included in accumulated other comprehensive income	17

Currency translation adjustment at March 31, 2012	$21

From time to time, the Company enters into net investment hedges. At March 31, 2012, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I below for a discussion of the Company’s risk related to changes in foreign currency movements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The following discussion of market risks at March 31, 2012 focuses only on material changes from December 31, 2011 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed income portfolio and the fixed income securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company believes that this matching process mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship. For additional information on liability funds and capital funds, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

At March 31, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$16,721	6%	$16,262	3%	$15,803	$15,344	(3)%	$14,885	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	1,244	6	1,209	3	1,174	1,139	(3)	1,104	(6)
Total invested assets(3)	19,342	5	18,848	3	18,354	17,860	(3)	17,366	(5)
Shareholders’ equity	7,775	15	7,281	7	6,787	6,293	(7)	5,799	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at March 31, 2012 compared to December 31, 2011.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the carrying value reported in the Unaudited Condensed Consolidated Balance Sheets.

The fair value of the Company’s outstanding debt obligations and preferred securities has not changed materially compared to December 31, 2011. For additional information related to the Company’s debt obligations and preferred securities, see Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. For additional information related to the Company’s debt obligations also see Note 3 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

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

At March 31, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$16,549	5%	$16,176	2%	$15,803	$15,430	(2)%	$15,057	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	1,222	4	1,198	2	1,174	1,150	(2)	1,126	(4)
Total invested assets(3)	19,148	4	18,751	2	18,354	17,957	(2)	17,560	(4)
Shareholders’ equity	7,581	12	7,184	6	6,787	6,390	(6)	5,993	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at March 31, 2012 compared to December 31, 2011.

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

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at March 31, 2012 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	JPY	AUD	Other	Total(1)
Total assets	$5,101	$1,375	$1,103	$35	$30	$91	$733	$8,468
Total liabilities	(4,535)	(776)	(848)	(491)	(358)	(318)	(1,328)	(8,654)

Total gross foreign currency exposure	566	599	255	(456)	(328)	(227)	(595)	(186)
Total derivative amount	(547)	(12)	(251)	454	241	215	641	741

Net foreign currency exposure	19	587	4	(2)	(87)	(12)	46	555

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at March 31, 2012.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $56 million and $111 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At March 31, 2012, approximately 18% of the Company’s fixed income portfolio (including the funds held – directly managed account and funds holding fixed income securities) was rated AAA (or equivalent rating). The decline in the percentage of the Company’s fixed income portfolio rated AAA from 25% at December 31, 2011 largely reflects Standard & Poor’s decision in January 2012 to downgrade certain European sovereign government securities, as discussed in Financial Condition, Liquidity and Capital Resources—Investments above.

At March 31, 2012, approximately 80% the Company’s fixed income and short-term investments (including funds holding fixed income securities and excluding the funds held – directly managed account) was rated A- or better and 7% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S., German and French governments which are rated AA+, AAA and AA+, respectively. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 17% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and 25% of total corporate fixed income securities underlying the funds held – directly managed account at March 31, 2012, respectively.

The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and for alternative risk products;

•	the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company;

•	the credit risk of Colisée Re in the event of Colisée Re’s insolvency or failure to honor the value of the funds held balances for any other reason;

•

the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the Acquisition Agreements (see Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011);

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses.; and

•	under its retrocessional reinsurance contracts.

The concentrations of the Company’s counterparty credit risk exposures have not changed materially at March 31, 2012, compared to December 31, 2011. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $681 million, excluding funds holding fixed income securities of $262 million) at March 31, 2012. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.99 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at March 31, 2012 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	March 31, 2012	10% Increase	% Change	20% Increase	% Change
Equities(1)	$547	(20)%	$614	(10)%	$681	$748	10%	$815	20%
Total invested assets(2)	18,220	(1)	18,287	—	18,354	18,421	—	18,488	1
Shareholders’ equity	6,653	(2)	6,720	(1)	6,787	6,854	1	6,921	2

(1)	Excludes funds holding fixed income securities of $262 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at March 31, 2012 compared to December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2012, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at March 31, 2012 compared to December 31, 2011. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

The following discussion updates and supplements the risk factors included within Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Given the inherent uncertainty of models, the usefulness of such models as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates including PMLs, and our financial results may be adversely impacted, perhaps significantly.

In addition to our own proprietary catastrophe models, we use third party vendor analytic and modeling capabilities to provide us with objective risk assessment relating to other risks in our reinsurance portfolio. We use these models to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract in our overall portfolio of reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address a variety of matters which might be deemed to impact certain of our coverages.

For example, catastrophe models that simulate loss estimates based on a set of assumptions are important tools used by us to estimate our probable maximum losses (PMLs). These assumptions address a number of factors that impact loss potential including, but not limited to, the characteristics of the natural catastrophe event; demand surge resulting from an event; the types, function, location and characteristics of exposed risks; susceptibility of exposed risks to damage from an event with specific characteristics; and the financial and contractual provisions of the (re)insurance contracts that cover losses arising from an event. We run many model simulations in order to understand the impact of these assumptions on its catastrophe loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into PML estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g. the precise path and wind speed of a hurricane);

•	The models may not accurately reflect the true frequency of events;

•	The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;

•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and

•

The models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impact on insurance claim payments during or following a catastrophe event.

Our PMLs are selected after assessment of multiple third party vendor model output, internally constructed independent models, including the Company’s CatFocus® suite of models, and other qualitative and quantitative assessments by management, including assessments of exposure not typically modeled in vendor or internal models. Our methodology for estimating PMLs may differ from methods used by other companies and external parties given the various assumptions and judgments required to estimate a PML.

As a result of these factors and contingencies, our reliance on assumptions and data used to evaluate our entire reinsurance portfolio and specifically to estimate a PML, is subject to a high degree of uncertainty that could result in actual losses that are materially different from our PML estimates and our financial results may be adversely impacted, perhaps significantly.

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for other important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three months ended March 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
01/01/2012-01/31/2012	—	$—	—	5,276,824
02/01/2012-2/29/2012	—	—	—	5,276,824
03/01/2012-03/31/2012	182,500	67.91	182,500	5,094,324

Total	182,500	$67.91	182,500

(1)	In November 2011, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 7 million common shares, which replaced the prior authorization of 7 million common shares approved in December 2010. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At March 31, 2012, approximately 19.6 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis

Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2012

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock

Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Executive Total Compensation Program.

10.2	Employment Agreement between PartnerRe Ltd. and Costas Miranthis dated as of January 1, 2011.

10.3	Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 1, 2010.

10.4	Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of September 1, 2010.

10.5	Employment Agreement between PartnerRe Capital Markets Corporation and Marvin Pestcoe, effective as of October 1, 2010.

10.6	Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of January 1, 2011.

10.7	Change in Control Policy.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.